Form 10-Q
period 1996-03-31
COLUMBIA BANKING SYSTEM INC
filed 1996-05-22
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 1996.

/  /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number 0-20288



                       			COLUMBIA BANKING SYSTEM, INC.
        (Exact name of small business issuer as specified in its charter)


		Washington		91-1422237
		(State or other jurisdiction of		(I.R.S. Employer
		incorporation or organization)		Identification Number)


		1102 Broadway Plaza
		Tacoma, Washington		98402
		(Address of principal executive offices)		(Zip Code)


			(206) 305-1900
(Issuer's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at April 30, 1996 was 3,286,221.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

          			                                                      Page
Item 1.		Financial statements

			Consolidated Statements of Operations - three months
			 ended March 31, 1996 and 1995                                    2

			Consolidated Balance Sheets - March 31, 1996
		 	and December 31, 1995	                                           3

	 	Consolidated Statements of Shareholders' Equity -
			 twelve months ended December 31, 1995 and
			 three months ended March 31, 1996	                               4

			Consolidated Statements of Cash Flows -
			 three months ended March 31, 1996 and 1995	                      5

			Notes to consolidated financial statements	                       6


Item 2.		Management discussion and analysis of financial
	    	   condition and results of operations	                        8


PART II -- OTHER INFORMATION


Item 6.		Exhibits and reports on Form 8-K	                          13

		       Signatures	                                                13

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

                                                         Three Months Ended
                                                              March 31,
(in thousands except per share)                          1996         1995
- - -----------------------------------------------------------------------------
Interest Income
Loans                                                  $ 8,198       $ 6,583
Investment securities                                                    270
Securities available for sale                              410            50
Deposits with banks                                        178            39
- - -----------------------------------------------------------------------------
Total interest income                                    8,786         6,942

Interest Expense
Deposits                                                 3,795         2,765
Federal Home Loan Bank advances                            437           256
Other borrowings                                            64            72
- - -----------------------------------------------------------------------------
Total interest expense                                   4,296         3,093

Net Interest Income                                      4,490         3,849
Provision for loan losses                                  330           300
- - -----------------------------------------------------------------------------
Net interest income after provision for loan losses      4,160         3,549

Noninterest Income
Service charges and other fees                             551           441
Mortgage banking                                           160            88
Credit card fees and other                                 454           354
- - -----------------------------------------------------------------------------
Total noninterest income                                 1,165           883

Noninterest Expense
Compensation and employee benefits                       1,819         1,872
Occupancy                                                  816           681
Professional Services                                      124           116
Advertising and promotion                                  180           131
Printing and supplies                                       89           102
Regulatory premiums and assessments                         64           160
Data processing                                            158           142
Gains on, and net cost of, real estate owned                            (110)
Other                                                    1,267           893
- - -----------------------------------------------------------------------------
Total noninterest expense                                4,517         3,987

Income before income taxes                                 808           445
Provision for income taxes
- - -----------------------------------------------------------------------------
Net Income                                              $  808        $  445
=============================================================================

Per share (on average shares outstanding):
  Net Income                                            $ 0.23        $ 0.13
  Fully diluted net income                                0.23          0.13
Average number of common and common equivalent
   shares outstanding                                    3,543         3,482
Fully diluted average common and common equivalent
   shares oustanding                                     3,796         3,741

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

                                                     March 31,    December 31,
(in thousands)                                         1996          1995
- - -----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  15,935    $  18,244
Interest-earning deposits with banks                    24,181       12,635
Securities available for sale:
  U.S. Treasury & Government Agencies                   16,713        6,948
  Mortgage-backed                                       11,955       12,446
  FHLB stock                                             4,005        3,281
- - -----------------------------------------------------------------------------
   Total securities available for sale                  32,673       22,675
Loans held for sale                                      2,545        1,367
Loans                                                  370,158      353,093
   Less: allowance for loan losses                       4,015        3,748
- - -----------------------------------------------------------------------------
  Loans, net                                           366,143      349,345
Interest Receivable                                      2,517        2,469
Premises and equipment, net                             13,373       13,736
Real estate owned                                                     3,304
Other                                                    1,560        1,431
- - -----------------------------------------------------------------------------
Total Assets                                          $458,927     $425,206
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $ 53,712     $ 52,991
  Interest-bearing                                     332,017      308,884
- - -----------------------------------------------------------------------------
    Total Deposits                                     385,729      361,875
Federal Home Loan Bank advances                         35,000       25,000
Other liabilities                                        2,849        3,669
Convertible subordinated notes                           2,680        2,695
- - ----------------------------------------------------------------------------
    Total liabilities                                  426,258      393,239
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
                             March 31,  December 31,
 Common stock (no par value)   1996        1995
                             ---------  ----------
   Authorized shares          10,000      10,000
   Issued and outstanding      3,286       3,274        30,873       30,806
 Retained Earnings                                       2,082        1,274
 Unrealized losses on securities available for sale       (286)        (113)
- - -----------------------------------------------------------------------------
    Total shareholders' equity                          32,669       31,967
- - -----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $458,927     $425,206
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

                        Common stock               Unrealized      Total
                     Number of          Retained    Gains and   Shareholders'
(in thousands)        Shares  Amount    Earnings    (Losses)       Equity
- - -----------------------------------------------------------------------------
Balance at
 December 31, 1994    3,258  $30,703    ($1,481)      ($361)       $28,861
Net income                                2,755                      2,755
Issuance of shares
 of common stock, net    16      103                                   103
Change in unrealized
 gains and (losses)                                     248            248
- - -----------------------------------------------------------------------------
Balance at
 December 31, 1995    3,274   30,806      1,274        (113)        31,967
Net income                                  808                        808
Issuance of shares
 of common stock, net    12       67                                    67
Change in unrealized
 gains and (losses)                                    (173)          (173)
- - -----------------------------------------------------------------------------
Balance at
 March 31, 1996       3,286  $30,873     $2,082       ($286)       $32,669
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                           Three Months Ended
                                                                March 31,
(in thousands)                                               1996       1995
- - -----------------------------------------------------------------------------
Operating Activities
  Net income                                               $   808   $   445
 Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating activities:
  Provision for loan losses                                    330       300
  Losses (gains) on real estate owned                           41       (12)
  Provision for depreciation and amortization                  464       295
  Net losses (gains) on sale of investing assets                40       (22)
  (Increase) decrease in loans held for sale                (1,178)      846
  Increase in interest receivable                              (48)     (196)
  Increase in interest payable                                  49       304
  Net changes in other assets and liabilities               (1,017)     (211)
- - -----------------------------------------------------------------------------
   Net cash provided (used) by operating activities           (511)     1,749

Investing Activities
 Proceeds from maturities of securities
  available for sale                                           207
 Proceeds from maturities of mortgage-backed
  securities available for sale                                333
 Proceeds from maturities of mortgage-backed securities                  645
 Purchases of securities available for sale                (10,626)
 Purchases of investment securities                                     (527)
 Loans originated and acquired, net of principal collected (17,201)  (24,072)
 Purchases of premises and equipment                          (275)   (2,190)
 Proceeds from disposal of premises and equipment              140
 Proceeds from sale of real estate owned                     3,263
 Other, net                                                              (43)
- - -----------------------------------------------------------------------------
   Net cash used by investing activities                   (24,159)  (26,187)

Financing Activities
 Net increase in deposits                                   23,854    27,922
 Proceeds from FHLB advances and other long-term debt       10,000
 Proceeds from issuance of common stock                         53         5
- - -----------------------------------------------------------------------------
   Net cash provided by financing activities                33,907    27,927
- - -----------------------------------------------------------------------------
   Increase in cash and cash equivalents                     9,237     3,489
 Cash and cash equivalents at beginning of period           30,879    13,658
- - -----------------------------------------------------------------------------
   Cash and cash equivalents at end of period              $40,116   $17,147
=============================================================================

Supplemental information:
  Cash paid for interest                                   $ 4,246   $ 2,789
  Loans foreclosed and transferred to real estate owned
  Issuance of common stock from conversion of
    convertible subordinated notes                              14

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.


1.  Basis of Presentation
  The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Summary of Significant Accounting Policies
  In December 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The statement requires the Company to elect to account for stock-based compensation on a fair value basis or an intrinsic value basis. The intrinsic value basis is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 requires among other things, disclosure in the footnotes of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method if the fair value method of accounting is not used. The adoption of SFAS 123 is required for the fiscal year ended December 31, 1996. As of March 31, 1996, the Company had not decided which method will be used for fiscal year ending December 31, 1996.

3. Susequent Event
  On April 24, 1996, the Company announced a 5% stock dividend payable on May 22, 1996, to shareholders of record on May 8, 1996. Average shares outstanding and net income per share have been adjsuted to give retroactive effect to the quarters ending March 31, 1996 and 1995.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                                            Three Months Ended     Increase
                                                 March 31,        (Decrease)
(in thousands)                               1996         1995      Amount
- - ----------------------------------------------------------------------------
ASSETS
Loans receivable                           $364,528    $283,287    $81,241
Securities                                   28,748      22,359      6,389
Interest-earning deposits with banks         13,236       2,641     10,595
- - ----------------------------------------------------------------------------
Total interest-earning assets               406,512     308,287     98,225

Noninterest-earning assets                   29,073      24,216      4,857
- - ----------------------------------------------------------------------------
  Total assets                             $435,585    $332,503   $103,082
============================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits                  $316,817    $245,068   $ 71,749
Federal Home Loan Bank advances              31,295      17,449     13,846
Convertible subordinated notes                2,684       2,735        (51)
- - ----------------------------------------------------------------------------
  Total interest-bearing liabilities       $350,796     265,252     85,544

Noninterest-bearing deposits                 49,837      36,566     13,271
Other noninterest-bearing liabilities         2,951       2,106        845
Shareholders' Equity                         32,001      28,579      3,422
- - ----------------------------------------------------------------------------
Total liabilities and shareholders'equity  $435,585    $332,503   $103,082
============================================================================

MANAGEMENT DISCUSSION AND FINANCIAL REVIEW
Columbia Banking System, Inc.

Earnings Summary

  For the first quarter of 1996 the Company recorded net income of $808,000, compared with net income of $445,000 in the first quarter of 1995. First quarter 1996 net income per share was $0.23 increasing from a net income per share of $0.13 in the first quarter of 1995. Net income for the first quarter of 1996 was positively affected by an increase in net interest income, service charges on deposit accounts and bank card fees.

The Company continues to benefit from utilization of its net operating loss carryforwards for federal income tax purposes. Therefore, the Company has no federal income tax provision for the three months ending March 31, 1996. Had the earnings been fully taxable, net income would have been $520,000.

Management has determined that in order to successfully pursue the perceived potential for Columbia Bank, it is necessary to establish strategic branch coverage in the Tacoma/Pierce County area. Columbia Bank opened four new branches during 1995, three in Pierce County and one in south King County. Construction began in the first quarter of 1996 on a permanent facility for the Gig Harbor branch. Plans are also underway for a new Spanaway branch at 176th and Pacific Avenue which will open in the summer of 1996 in a temporary facility. Additional upcoming expansion opportunities in Pierce County include two new branches in Puyallup and a branch in Dupont, all areas of high growth or recently announced business expansion. Establishment of new branches and relocation of existing temporary branches can be expected to utilize considerable resources in 1996 and beyond. New branches normally do not contribute to net income for many months after opening.

Net Interest Income

Net interest income for the first quarter increased to $4.5 million, or 18.4%, from $3.8 million in the first quarter of 1995. The increase in net interest income in the first quarter of 1996 is largely due to the overall growth of Company. Net interest income was favorable affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shaholders' equity. Specifically, average interest-earning assets increased $98.2 million, while average interest-bearing liabilities increased only $85.5 million, compared with the same period in 1995. The 1996 increase in average interest earning assets and average interest-bearing liabilities is primarily due to the ongoing expansion of Columbia Bank.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.43% in the first quarter of 1996 from 4.99% in the first quarter of 1995. The decrease in net interest margin is primarily the result of growth in earning assets at reduced spreads. While interest-earning-assets grew, the average yield decreased 0.46% to 8.67% for the first quarter of 1996 from 9.13% in the same period of 1995. The average cost of interest-bearing liabilities increased 0.18% to 4.91% for the first quarter of 1996 from 4.73% in the same period of 1995. The decrease in net interest margin and spread is the result of increased competition in the Company's market area accompanied by interest-earning assets repricing faster than interest-bearing liabilities.

Noninterest Income and Expense

Total noninterest income increased $282,000, or 31.9%, in the first quarter of 1996, compared to the same period a year ago. Increases in noninterest income in the first quarter of 1996 were centered in account service charges, bank card revenue, and mortgage banking income.

Total noninterest expense increased $530,000, or 13.3%, in the first quarter of 1996, compared with the same period in 1995. The increase is primarily due to expenses associated with the expansion of Columbia Bank. Total noninterest expense was 79.9% and 84.3% of total revenues (the sum of net interest income plus noninterest income less nonrecurring gains) for the first quarter of 1996 and 1995, respectively. Increases in noninterest expense are centered in occupancy, advertising, business & occupation taxes, data processing and other expense. In general, increases in noninterest expense are due to the growth of the Company and the associated "volume driven" expenses.

Total noninterest expense for the Company is expected to decline in relation to revenues as the Company pursues its commitment to more efficient operations and as projected asset growth materializes.

In February 1996, the Company recorded a loss of $41,000 on the sale of its' "real estate owned" (which consisted of one property in the state of Washington). Also, in March 1996, the Company recorded a loss of $38,000 on a branch real estate transaction.


Loan Portfolio

Following is a summary of loans by type:

                                                    March 31,    December 31
(in thousands)                                        1996           1995
- - -----------------------------------------------------------------------------
 Real estate:
   One-to four-family residential                  $ 66,564       $ 67,991
   Five or more family residential and
     commercial properties                          109,664         97,103
- - -----------------------------------------------------------------------------
      Total real estate                             176,228        165,094
 Real estate construction:
   One-to four-family residential                    22,206         22,741
   Five or more family residential and
     commercial properties                           10,030          8,884
- - -----------------------------------------------------------------------------
      Total real estate construction                 32,236         31,625
 Commercial business                                117,053        113,775
 Consumer                                            45,221         43,343
- - -----------------------------------------------------------------------------
    Sub-total loans                                 370,738        353,837
 Less: Deferred loan fees                              (580)          (744)
- - -----------------------------------------------------------------------------
    Total loans                                    $370,158       $353,093
=============================================================================
Loans held for sale                                $  2,545       $  1,367
=============================================================================

Total loans increased $17.1 million, or 4.8%, from year-end 1995. All loan categories contributed to the increase except for one-to-four family residential and construction loans which declined slightly. The category of five or more family residential and commercial properties loans increased $12.6 million, or 12.9%, from year-end, while five or more family residential and commercial property construction loans increased $1.1 million, or 12.9%, from year-end. Commercial business loans increased $3.3 million, or 2.9%, to $117.1 million at March 31, 1996 from $113.8 million at December 31, 1995. Consumer loans increased $1.9 million, or 4.3%, from year-end. Loans held for sale increased $1.2 million, or 86.2%. The increases are primarily the result of Columbia Bank's continued expansion in the Tacoma/Pierce County market, as well as a rise in loan demand. Commercial business loans and consumer loans will likely continue to represent an increasing proportion of the total loan portfolio as a result of the expansion of Columbia Bank in Pierce County.

At March 31, 1996, the Company had no foreign loans or loans related to highly leveraged transactions.


Nonperforming Assets

Below is an analysis of the composition of the Company's nonperforming assets which consist of nonaccrual loans, restructured loans and real estate owned ("REO").

                                                     March 31,   December 31,
(in thousands)                                         1996         1995
- - -----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $  853        $  329
  Commercial business                                    42            86
  Consumer                                              119            20
- - -----------------------------------------------------------------------------
    Total                                            $1,014        $  435
=============================================================================
 Restructured:
  One-to four-family residential                     $   28        $   29
- - -----------------------------------------------------------------------------
    Total                                            $   28        $   29
=============================================================================
 Real estate owned:
  Five or more family residential and
    commercial properties                                          $3,304
- - -----------------------------------------------------------------------------
    Total                                                          $3,304
=============================================================================
    Total nonperforming assets                       $1,042        $3,768
=============================================================================

The current policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Total nonperforming loans increased $578,000 to $1.0 million, or 0.28% of total loans (excluding loans held for sale), at March 31, 1996, compared with $464,000, or 0.13% of total loans, at December 31, 1995. In February 1996, the Company sold all of its' "real estate owned" (which consisted of one property in the state of Washington), thus reducing total nonperforming assets to $1.0 million from $3.8 million at year-end 1995.

Provision and Allowance for Loan Losses

Net loan charge-offs amounted to $63,000 for the first quarter of 1996, compared with net loan charge-offs of $1,000 for the same period in 1995.
The Company's provision for loan losses was $330,000 for the first quarter of 1996, compared with $300,000 for the first quarter of 1995. During the first quarter of 1996, the allowance for loan losses increased by $267,000, increasing to 1.08% of loans at March 31, 1996 from 1.06% of loans (excluding loans held for sale) at December 31, 1995.

Management considers the allowance for loan losses at March 31, 1996 to be adequate to cover anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

The following table summarizes the changes in the allowance for loan losses for the three months ended March 31, 1996 and 1995:

                                                      Three Months Ended
                                                           March 31,
(in thousands)                                          1996       1995
- - ----------------------------------------------------------------------------
 Beginning balance                                    $3,748     $2,711
 Charge offs:
  Commercial business                                    (26)
  Consumer                                               (39)       (13)
- - ----------------------------------------------------------------------------
   Total charge-offs                                     (65)       (13)
 Recoveries:
  Commercial business                                      2         12
- - ----------------------------------------------------------------------------
   Total recoveries                                        2         12
- - ----------------------------------------------------------------------------
 Net (charge-offs) recoveries                            (63)        (1)
 Provision charged to expense                            330        300
- - ----------------------------------------------------------------------------
 Ending balance                                       $4,015     $3,010
============================================================================

Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits and advances from the Federal Home Loan Bank (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations. Total deposits increased 6.6% to $385.7 million at March 31, 1996 from $361.9 million at December 31, 1995. FHLB advances increased $10.0 million during the first three months of 1996 to $35.0 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase securities.

Management determined that in order to successfully pursue the perceived potential for Columbia Bank, it is necessary to establish broad branch coverage in the Tacoma/Pierce County area and hire experienced bank personnel. To fund the growth of the Company, management's strategy has been to make use of brokered and other wholesale deposits while working to build "core" deposits as rapidly as practical. Brokered and wholesale deposits can be more expensive and more volatile in comparison with core deposits obtained in the Company's market area. The deposit increase of $23.8 million during the first quarter of 1996 occurred entirely in "core deposits". Brokered and other wholesale deposits (excluding public deposits) decreased $4.9 million to $43.4 million, or 11.3% of total deposits at March 31, 1996, from $48.3 million, or 13.3% of total deposits at December 31, 1995.

Capital

Shareholders' equity at March 31, 1996 was $32.7 million compared with $32.0 million at December 31, 1995. The increase is primarily due to improved net income during the first three months of 1996. Shareholders' equity was 7.1% and 7.5% of total period-end assets at March 31, 1996 and December 31, 1995, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 1996, the Company's leverage ratio was 7.47%, compared with 7.72% at December 31, 1995. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable assets, while Tier II capital includes the allowance for loan losses and subordianted debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 8.90% and 10.73%, respectively, at March 31, 1996, compared with 9.10% and 10.95%, respectively, at December 31, 1995.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993.
To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well capitalized" at March 31, 1996. In addition, in accordance with the 1993 order by the FDIC granting insurance for the deposits of Columbia Bank, the Bank is required to obtain a leverage ratio of 8% by August 1996.

Under Washington State banking regulations, Columbia Bank's ability to declare or pay dividends to the Company is limited to the amount of the Bank's profits then on hand, less any required transfers to additional paid-in capital. The Company's ability to pay dividends is substantially dependent upon receipt of dividends from the Bank. The Company presently intends to retain earnings to support anticipated growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

On April 24, 1996, the Company announced a 5% stock dividend payable on May 22, 1996, to shareholders of record on May 8, 1996.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Fully Diluted Earnings per Common Share
     Exhibit 27 - Financial Data Schedule

(b)  On  April 30, 1996, the Company filed a Form 8-K reporting that
     W.W. Philip, the Company's President and Chief Operating Officer had agreed to remain in his present position with the Company and its subsidiary bank for two additional years, through the end of calendar year 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COLUMBIA BANKING SYSTEM, INC.
                                  (Registrant)





     Date     May 10, 1996               By      /s/ A. G. Espe
         -----------------------------     -----------------------------
                                              A. G. Espe
                                             Chairman and
                                        Chief Executive Officer




     Date     May 10, 1996               By    /s/ Gary R. Schminkey
         -----------------------------     -----------------------------
                                             	Gary R. Schminkey
                                        		Senior Vice President and
                                          	Chief Financial Officer
                                        (Principal Financial Officer)

                                   Exhibit 11



                Statement re computation of per share earnings
                        Columbia Banking System, Inc.

                                                        Three Months Ended
                                                             March 31,
(in thousands, except per share data)                    1996        1995
- - ----------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock                   $808        $445
 Interest on convertible subordinated notes, net of
   income tax effects--Note 1                              60          62
- - ----------------------------------------------------------------------------
      Pro forma net income available to common stock     $868        $507
============================================================================


 Shares
 Weighted average number of common and common
   equivalent shares outstanding                        3,543       3,482
 Additional shares assuming conversion of convertible
   subordinated notes--Note 1                             253         259
- - ----------------------------------------------------------------------------
      Pro forma shares                                  3,796       3,741
============================================================================

  Fully diluted earnings per share - as reported       $ 0.23       $0.13
============================================================================
  Fully diluted earnings per share - as calculated     $ 0.23       $0.14
============================================================================

 Note 1. Earnings per share and fully diluted earnings per share as reported are the same for the three months ended March 31, 1996, and 1995. The inclusion of convertible subordinated notes would produce an antidilutive effect. Additional average shares, assuming the conversion of convertible subordinated notes, represent 253,742 shares and 258,948 shares for the three months ended March 31, 1996, and 1995, respectively. The related interest expense on these notes (net of income tax effects) was $60,265 and $61,502 for the three months ended March 31, 1996, and 1995, respectively.