Form 10-Q
period 1996-06-30
COLUMBIA BANKING SYSTEM INC
filed 1996-08-13
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 1996.

/  /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at July 31, 1996 was 3,464,952.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

          			                                                      Page
Item 1.		Financial statements

			Consolidated Statements of Operations - three months and
			 six months ended June 30, 1996 and 1995                          2

			Consolidated Balance Sheets - June 30, 1996
		 	and December 31, 1995	                                           3

	 	Consolidated Statements of Shareholders' Equity -
			 twelve months ended December 31, 1995 and
			 six months ended June 30, 1996	                                  4

			Consolidated Statements of Cash Flows -
			 six months ended June 30, 1996 and 1995	                         5

			Notes to consolidated financial statements	                       6


Item 2.		Management Discussion and Financial Review                  8



PART II -- OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders        14

Item 6.		Exhibits and reports on Form 8-K	                          15

		       Signatures	                                                15

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
(in thousands except per share)      1996       1995        1996       1995
- -----------------------------------------------------------------------------
Interest Income
Loans                              $ 8,745    $ 7,395     $16,943    $13,948
Investment securities                             301                    571
Securities available for sale          416         49         826         99
Deposits with banks                    150         30         328         69
- -----------------------------------------------------------------------------
Total interest income                9,311      7,775      18,097     14,717

Interest Expense
Deposits                             3,798      3,225       7,593      5,990
Federal Home Loan Bank advances        447        408         884        664
Other borrowings                        61         66         125        138
- -----------------------------------------------------------------------------
Total interest expense               4,306      3,699       8,602      6,792

Net Interest Income                  5,005      4,076       9,495      7,925
Provision for loan losses              430        300         760        600
- -----------------------------------------------------------------------------
Net interest income after
 provision for loan losses           4,575      3,776       8,735      7,325

Noninterest Income
Service charges and other fees         597        464       1,148        905
Mortgage banking                       148        103         308        191
Credit card fees and other             563        383       1,017        737
- -----------------------------------------------------------------------------
Total noninterest income             1,308        950       2,473      1,833

Noninterest Expense
Compensation and employee benefits   1,808      1,865       3,627      3,737
Occupancy                              800        663       1,616      1,344
Professional Services                  154        104         278        220
Advertising and promotion              194        207         374        338
Printing and supplies                  103         90         192        192
Regulatory premiums and assessments    120        160         184        320
Data processing                        205        153         363        295
Gains on, and net cost of,
 real estate owned                               (154)                  (264)
Other                                1,467      1,036       2,734      1,929
- -----------------------------------------------------------------------------
Total noninterest expense            4,851      4,124       9,368      8,111

Income before income taxes           1,032        602       1,840      1,047
Provision for income taxes
- -----------------------------------------------------------------------------
Net Income                         $ 1,032    $   602     $ 1,840    $ 1,047
=============================================================================

Per share (on average shares outstanding):
  Net Income                       $  0.29    $  0.17     $  0.52    $  0.30
  Fully diluted net income            0.29       0.17        0.52       0.30
Average number of common and common
  equivalent shares outstanding      3,580      3,488       3,566      3,484
Fully diluted average common and common
  equivalent shares oustanding       3,804      3,746       3,790      3,742

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

                                                      June 30,    December 31,
(in thousands)                                         1996          1995
- -----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  22,326    $  18,244
Interest-earning deposits with banks                    10,415       12,635
Securities available for sale:
  U.S. Treasury & Government Agencies                   16,734        6,948
  Mortgage-backed                                       11,268       12,446
  FHLB stock                                             4,082        3,281
- -----------------------------------------------------------------------------
   Total securities available for sale                  32,084       22,675
Loans held for sale                                      1,950        1,367
Loans                                                  401,554      353,093
   Less: allowance for loan losses                       4,411        3,748
- -----------------------------------------------------------------------------
  Loans, net                                           397,143      349,345
Interest Receivable                                      2,893        2,469
Premises and equipment, net                             13,532       13,736
Real estate owned                                                     3,304
Other                                                    1,269        1,431
- -----------------------------------------------------------------------------
Total Assets                                          $481,612     $425,206
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $ 63,208     $ 52,991
  Interest-bearing                                     339,706      308,884
- -----------------------------------------------------------------------------
    Total Deposits                                     402,914      361,875
Federal Home Loan Bank advances                         37,000       25,000
Other borrowings                                         2,300
Other liabilities                                        3,252        3,669
Convertible subordinated notes                           2,363        2,695
- ----------------------------------------------------------------------------
    Total liabilities                                  447,829      393,239
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
                              June 30,  December 31,
 Common stock (no par value)   1996        1995
                             ---------  ----------
   Authorized shares          10,000      10,000
   Issued and outstanding      3,482       3,274        33,354       30,806
 Retained Earnings                                         957        1,274
 Unrealized losses on securities available for sale       (528)        (113)
- -----------------------------------------------------------------------------
    Total shareholders' equity                          33,783       31,967
- -----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $481,612     $425,206
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

                          Common stock              Unrealized      Total
                       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
- -----------------------------------------------------------------------------
Balance at
 December 31, 1994      3,258  $30,703    ($1,481)      ($361)       $28,861
Net income                                  2,755                      2,755
Issuance of shares
 of common stock, net      16      103                                   103
Change in unrealized
 gains and (losses)                                       248            248
- -----------------------------------------------------------------------------
Balance at
 December 31, 1995      3,274   30,806      1,274        (113)        31,967

Net income                                  1,840                      1,840
Issuance of shares
 of common stock, net      44      391                                   391
Issuance of shares
 of common stock -
  5% stock dividend       164    2,157     (2,157)
Change in unrealized
 gains and (losses)                                      (415)          (415)
- -----------------------------------------------------------------------------
Balance at
 June 30, 1996          3,482  $33,354     $  957       ($528)       $33,783
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                            Six Months Ended
                                                                March 31,
(in thousands)                                               1996       1995
- -----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 1,840   $ 1,047
 Adjustments to reconcile net income
 to net cash provided (used) by operating activities:
  Provision for loan losses                                    760       600
  Losses (gains) on real estate owned                           41       (11)
  Provision for depreciation and amortization                1,057       588
  Net losses (gains) on sale of investing assets               196       (22)
  Increase in loans held for sale                             (583)     (716)
  Increase in interest receivable                             (424)     (444)
  (Decrease) increase in interest payable                      (12)      438
  Net changes in other assets and liabilities                 (282)      249
- -----------------------------------------------------------------------------
   Net cash provided by operating activities                 2,593     1,729

Investing Activities
 Proceeds from maturities of securities
  available for sale                                         9,428
 Proceeds from maturities of mortgage-backed
  securities available for sale                                807
 Proceeds from maturities of mortgage-backed securities                1,220
 Purchases of securities available for sale                (19,937)
 Purchases of investment securities                                   (3,546)
 Loans originated and acquired, net of principal collected (48,785)  (54,319)
 Purchases of premises and equipment                        (1,045)   (4,434)
 Proceeds from disposal of premises and equipment              140
 Proceeds from sale of real estate owned                     3,263        13
 Other, net                                                              (71)
- -----------------------------------------------------------------------------
   Net cash used by investing activities                   (56,129)  (61,137)

Financing Activities
 Net increase in deposits                                   41,039    45,016
 Net increase in other borrowings                            2,300
 Proceeds from FHLB advances and other long-term debt       20,800    17,000
 Repayment of FHLB advances and other long-term debt        (8,800)
 Proceeds from issuance of common stock                         59        16
- -----------------------------------------------------------------------------
   Net cash provided by financing activities                55,398    62,032
- -----------------------------------------------------------------------------
   Increase in cash and cash equivalents                     1,862     2,624
 Cash and cash equivalents at beginning of period           30,879    13,658
- -----------------------------------------------------------------------------
   Cash and cash equivalents at end of period              $32,741   $16,282
=============================================================================

Supplemental information:
  Cash paid for interest                                   $ 8,614   $ 6,354
  Loans foreclosed and transferred to real estate owned
  Issuance of common stock from conversion of
    convertible subordinated notes                             332        15

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.


1.  Basis of Presentation
  The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Summary of Significant Accounting Policies
  In December 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The statement requires the Company to elect to account for stock-based compensation on a fair value basis or an intrinsic value basis. The intrinsic value basis is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 requires among other things, disclosure in the footnotes of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method if the fair value method of accounting is not used. The adoption of SFAS 123 is required for the fiscal year ended December 31, 1996. As of June 30, 1996, the Company had not decided which method will be used for fiscal year ending December 31, 1996.

3. Stock Dividend
  On April 24, 1996, the Company announced a 5% stock dividend payable on May 22, 1996, to shareholders of record on May 8, 1996. On May 22, 1996, 164,051 common shares were issued to shareholders. Average shares outstanding and net income per share have been adjusted to give retroactive effect to the three and six month periods ending June 30, 1995.

4. Redemption of Convertible Subordinated Notes
  On June 3, 1996, the Company gave notice that it will redeem all of its issued and outstanding 7.85% Convertible Subordinated Notes (Notes). The date of redemption of the Notes is August 1, 1996. Holders of the Notes have the option to convert their Notes into shares of Columbia common stock until 5:00 p.m. Seattle time, on August 1, 1996. The Notes may be converted in whole or in part, in multiples of $1,000 principal amount, at 100% of the principal amount of the Note (or portion thereof), at the conversion price per share of Common Stock of $10.56.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                        Three Months Ended Increase   Six Months Ended Increase
                              June 30,    (Decrease)      June 30,    (Decrease)
(in thousands)              1996     1995   Amount     1996     1995    Amount
- --------------------------------------------------------------------------------
ASSETS
Loans                     $392,018 $310,274 $81,744  $378,281 $296,862  $81,419
Securities                  27,959   24,027   3,932    28,329   23,202    5,127
Interest-earning
 deposits with banks        11,549    1,894   9,655    12,352    2,264   10,088
- --------------------------------------------------------------------------------
Total interest-earning
 assets                    431,526  336,195  95,331   418,962  322,328   96,634

Noninterest-earning
 assets                     29,483   27,471   2,012    29,271   25,851    3,420
- --------------------------------------------------------------------------------
  Total assets            $461,009 $363,666 $97,343  $448,233 $348,179 $100,054
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits $331,894 $263,415 $68,479  $324,327 $254,283 $ 70,044
Federal Home Loan Bank
 advances                   33,095   26,869   6,226    32,170   22,211    9,959
Other borrowings                77               77        84                84
Convertible subordinated
 notes                       2,619    2,734    (115)    2,651    2,735      (84)
- --------------------------------------------------------------------------------
  Total interest-bearing
   liabilities            $367,685  293,018  74,667  $359,232  279,229   80,003

Noninterest-bearing
 deposits                   57,529   38,814  18,715    53,673   37,687   15,986
Other noninterest-bearing
 liabilities                 2,849    2,487     362     2,854    2,298      556
Shareholders' Equity        32,946   29,347   3,599    32,474   28,965    3,509
- --------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity      $461,009 $363,666 $97,343  $448,233 $348,179 $100,054
================================================================================

MANAGEMENT DISCUSSION AND FINANCIAL REVIEW
Columbia Banking System, Inc.

Earnings Summary
  For the second quarter of 1996 the Company recorded net income of $1.0 million, compared with net income of $602,000 in the second quarter of 1995. For the first six months of 1996, net income was $1.8 million, compared with net income of $1.0 million in the first six months of 1995. Second quarter 1996 net income per share was $0.29 increasing from net income per share of $0.17 in the second quarter of 1995, and for the first six months of 1996, the Company recorded net income of $0.52 per share, compared with net income of $0.30 per share for the same period in 1995. Net income for the first half of 1996 was positively affected by an increase in met interest income, service charges on deposit accounts and bank card fees.

The Company continues to benefit from utilization of its net operating loss carryforwards for federal income tax purposes. Therefore, the Company has no federal income tax provision for the six months ending June 30, 1996. Had the earnings been fully taxable, net income would have been $1.2 million.

Management has determined that in order to successfully pursue the perceived potential for Columbia Bank, it is necessary to establish strategic branch coverage in the Tacoma/Pierce County area. Columbia Bank opened four new branches during 1995, three in Pierce County and one in south King County. Construction began in the first quarter of 1996 on a permanent facility for the Gig Harbor branch. During the second quarter a new Spanaway branch at 176th and Pacific Avenue opened in a temporary facility. The Spanaway office is the tenth branch to open since Columbia Bank's major Pierce County expansion in August 1993, bringing the Company's total number of branches to 14.
Columbia Bank will open its next new branch, the Puyallup branch, at the end of the third quarter of 1996. A branch will also be built at Northwest Landing in Dupont, an area of recently announced business expansion. Additional expansion opportunities may include another Puyallup location, the Edgewood/Milton area, and the Stadium and Lincoln business districts of Tacoma. Establishment of new branches and relocation of existing temporary branches can be expected to utilize considerable resources in 1996 and beyond. New branches normally do not contribute to net income for many months after opening.

In addition to the ongoing expansion of its branch network, the Bank has added new products and services to give its customers more banking options. During the second quarter, the Bank introduced "Columbia Free Checking". Free checking includes no monthly fees, no minimum balance, no per check charges, free use of any ATM in Washington state, and upon approval, a personalized no fee VISA (registered trademark) debit card. The Bank also launched an alternative investments program through a new department, Columbia Financial Services, which will make available mutual funds, annuities, and other investment products through a contractual arrangement with PrimeVest Financial Services, Inc.


Net Interest Income

Net interest income for the second quarter of 1996 increased to $5.0 million, or 22.8%, from $4.1 million in the second quarter of 1995. For the first six months of 1996, net interest income increased to $9.5 million, or 19.8%, from $7.9 million for the first six months of 1995. The increase in net interest income in the second quarter and for the first six months of 1996 is largely due to the overall growth of the Company. Net interest income in the first half of 1996 was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. Specifically, average interest-earning assets for the second quarter and for the first six months of 1996 increased $95.3 million and $96.6 million, respectively, compared with the same periods in 1995, while average interest-bearing liaiblities increased only $74.7 million and $80.0 million, compared with the same periods in 1995. The 1996 increase in average interest-earning assets and average interest-bearing liabilities is primarily due to the ongoing expansion of Columbia Bank.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.65% in the second quarter of 1996 from 5.03% in the second quarter of 1995. For the first six months, net interest margin decreased to 4.55% in 1996 from 4.96% in 1995. The decrease in net interest margin is primarily the result of growth in earning assets at reduced spreads. While interest-earning assets grew, the average yield decreased to 8.65%, or 0.63% for the second quarter of 1996 from 9.28% in the same period in 1995. For the first six months of 1996, the average yield decreased to 8.66%, or 0.55% from 9.21% in the same period in 1995. In comparison, the average cost of interest-bearing liabilities decreased to 4.70%, or 0.36% for the second quarter of 1996 from 5.06% in the same period of 1995, and during the first six months of 1996, the average cost of interest-bearing liabilities decreased to 4.80%, or 0.10% from 4.90% in the same period of 1995. The decrease in net interest margin and spread is the result of increased competition in the Company's market.


Noninterest Income and Expense

Total noninterest income increased $358,000, or 37.7%, in the second quarter of 1996, and $640,000, or 34.9%, for the first six months of 1996, compared with the same periods in 1995. Increases in noninterest income in the first half of 1996 were centered in account service charges, bank card revenue, and mortgage banking income.

Total noninterest expense increased $727,000, or 17.6%, in the second quarter of 1996, and $1.3 million, or 15.5%, in the first six months of 1996 compared with the same periods in 1995. The increase is primarily due to expenses associated with the expansion of Columbia Bank. Total noninterest expense was 76.8% and 78.3% of total revenues (the sum of net interest income plus noninterest income less nonrecurring gains) for the second quarter and first six months of 1996, respectively, and 82.1% and 83.1% for the same periods in 1995. Increases in noninterest expense are centered in occupancy, advertising, business & occupation taxes, data processing and other expense. In general, increases in noninterest expense are due to the growth of the Company and the associated "volume driven" expenses. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company pursues its commitment to more efficient operations and as projected asset growth materializes.

In February 1996, the Company recorded a loss of $41,000 on the sale of its "real estate owned" (which consisted of one property in the state of Washington). Also, in March 1996, the Company recorded a loss of $38,000 on a branch real estate transaction. In June 1996, the Company wrote-off $135,000 due to the abandonment of a potential branch site.

Loan Portfolio

Following is a summary of loans by type:

                                                    June 30,    December 31
(in thousands)                                        1996           1995
- -----------------------------------------------------------------------------
 Real estate:
   One-to four-family residential                  $ 69,364       $ 67,991
   Five or more family residential and
     commercial properties                          117,486         97,103
- -----------------------------------------------------------------------------
      Total real estate                             186,850        165,094
 Real estate construction:
   One-to four-family residential                    23,870         22,741
   Five or more family residential and
     commercial properties                           10,466          8,884
- -----------------------------------------------------------------------------
      Total real estate construction                 34,336         31,625
 Commercial business                                132,251        113,775
 Consumer                                            48,547         43,343
- -----------------------------------------------------------------------------
    Sub-total loans                                 401,984        353,837
 Less: Deferred loan fees                              (430)          (744)
- -----------------------------------------------------------------------------
    Total loans                                    $401,554       $353,093
=============================================================================
Loans held for sale                                $  1,950       $  1,367
=============================================================================


Total loans increased $48.5 million, or 13.7%, to $401.6 million at June 30, 1996 from year-end 1995. All loan categories contributed to the increase. The category of five or more family residential and commercial real estate loans increased $20.4 million, or 21.0%, from year-end, while five or more family residential and commercial real estate construction loans increased $1.6 million, or 17.8%, from year-end. Commercial business loans increased $18.5 million, or 16.2%, to $132.3 million at June 30, 1996 from $113.8 million at December 31, 1995. Consumer loans increased $5.2 million, or 12.0%, from year-end. The increases are primarily the result of Columbia Bank's continued expansion in the Tacoma/Pierce County market, accompanied by strong loan demand. Commercial business loans and consumer loans will likely continue to represent an increasing proportion of the total loan portfolio as a result of the expansion of Columbia Bank in Pierce County.

At June 30, 1996, the Company had no foreign loans or loans related to highly leveraged transactions.

Nonperforming Assets

Below is an analysis of the composition of the Company's nonperforming assets which consist of nonaccrual loans, restructured loans and real estate owned ("REO").

                                                     June 30,   December 31,
(in thousands)                                         1996         1995
- -----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $  123        $  329
  Commercial business                                   472            86
  Consumer                                               81            20
- -----------------------------------------------------------------------------
    Total                                            $  676        $  435
=============================================================================
 Restructured:
  One-to four-family residential                     $   27        $   29
  Commercial business                                    42
- -----------------------------------------------------------------------------
    Total                                            $   69        $   29
=============================================================================
 Real estate owned:
  Five or more family residential and
    commercial properties                                          $3,304
- -----------------------------------------------------------------------------
    Total                                                          $3,304
=============================================================================
    Total nonperforming assets                       $  745        $3,768
=============================================================================

The current policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Total nonperforming loans were $745,000, or 0.19%, of total loans (excluding loans held for sale) at June 30, 1996, compared with $464,000, or 0.13%, of total loans at December 31, 1995. In February 1996, the Company sold all of its "real estate owned" (which consisted of one property in the state of Washington), thus reducing total nonperforming assets to $745,000 or 0.19% of total loans (excluding loans held for sale) at June 30, 1996, from $3.8 million, or 1.1% of total loans at year-end 1995.

Provision and Allowance for Loan Losses

Net loan charge-offs amounted to $31,000 and $94,000 for the second quarter and for the first six months of 1996, respectively, compared with net loan charge-offs of $141,000 and $142,000 for the same periods in 1995. The Company's provision for loan losses was $430,000 for the second quarter of 1996, compared with $300,000 for the second quarter of 1995. For the first six months of 1996, the provision amounted $760,000, compared with $600,000 for the first six months of 1995. During the first six months, the allowance for loan losses increased by $663,000, increasing to 1.10% of loans at June 30, 1996 from 1.06% of loans (excluding loans held for sale) at December 31, 1995.

Management considers the allowance for loan losses at June 30, 1996 to be adequate to cover anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995:

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
(in thousands)                   1996       1995        1996       1995
- ----------------------------------------------------------------------------
 Beginning balance              $4,015     $3,010       $3,748     $2,711
 Charge offs:
  Commercial business              (18)      (145)         (44)      (144)
  Consumer                         (24)       (17)         (63)       (31)
- ----------------------------------------------------------------------------
   Total charge-offs               (42)      (162)        (107)      (175)
 Recoveries:
  Commercial business               11         16           13         28
  Consumer                                      5                       5
- ----------------------------------------------------------------------------
   Total recoveries                 11         21           13         33
- ----------------------------------------------------------------------------
 Net (charge-offs) recoveries      (31)      (141)         (94)      (142)
 Provision charged to expense      430        300          760        600
- ----------------------------------------------------------------------------
 Ending balance                 $4,414     $3,169       $4,414     $3,169
============================================================================

Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits and advances from the Federal Home Loan Bank (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations. Total deposits increased 11.3% to $402.9 million at June 30, 1996 from $361.9 million at December 31, 1995. FHLB advances increased $12.0 million during the first six months of 1996 to $37.0 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase securities.

Management determined that in order to successfully pursue the perceived potential for Columbia Bank, it is necessary to establish broad branch coverage in the Tacoma/Pierce County area and hire experienced bank personnel. To fund the growth of the Company, management's strategy has been to make use of brokered and other wholesale deposits while working to build "core" deposits as rapidly as practical. Brokered and wholesale deposits can be more expensive and more volatile in comparison with core deposits obtained in the Company's market area. The deposit increase of $41.0 million during the first six months of 1996 occurred entirely in "core deposits". Brokered and other wholesale deposits (excluding public deposits) decreased $13.2 million to $35.1 million, or 8.7% of total deposits at June 30, 1996, from $48.3 million, or 13.3% of total deposits at December 31, 1995.

Capital

Shareholders' equity at June 30, 1996 was $33.8 million compared with $32.0 million at December 31, 1995. The increase is primarily due to improved net income during the first six months of 1996. Shareholders' equity was 7.0% and 7.5% of total period-end assets at June 30, 1996 and December 31, 1995, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 1996, the Company's leverage ratio was 7.30%, compared with 7.72% at December 31, 1995. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable assets, while Tier II capital includes the allowance for loan losses and subordianted debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 8.58% and 10.30%, respectively, at June 30, 1996, compared with 9.10% and 10.95%, respectively, at December 31, 1995.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993.
To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well capitalized" at June 30, 1996. In addition, in accordance with the 1993 order by the FDIC granting insurance for the deposits of Columbia Bank, the Bank is required to obtain a leverage ratio of 8% by August 16, 1996. Management is confident that this required ratio will be achieved.

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

On April 24, 1996, the Company announced a 5% stock dividend payable on May 22, 1996, to shareholders of record on May 8, 1996. On May 22, 1996, 164,051 common shares were issued to shareholders. Average shares outstanding and net income per share have been adjusted to give retroactive effect to the three and six month periods ended June 30, 1995. The retroactive impact on earnings per share for the three months and six months ended June 30, 1995, is a reduction of $.01 per share and $.02 per share, respectively.

At June 3, 1996, the Company gave notoce that it will redeem all of its issued and outstanding 7.85% Convertible Subordinated Notes (Notes). The date of redemption of the Notes is August 1, 1996. Holders of the Notes have the option to convert their Notes into shares of Columbia common stock until 5:00 p.m. Seattle time, on August 1, 1996. The Notes may be converted in whole or in part, in multiples of $1,000 principal amount, at 100% of the principal amount of the Note (or portion thereof), at the conversion price per share of Common Stock of $10.56. If all the Notes outstanding at June 30, 1996 are converted to common stock, approximately 223,769 new shares will be issued.

PART II  -  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual shareholders meeting on April 24, 1996, for the purpose of electing a Board of Directors.

All fourteen persons nominated were elected to hold office for the ensuing year.

    Nominee                                Votes in Favor    Votes Withheld
- --------------------------------------------------------------------------------
W. Barry Connoley                           2,958,977            1,407
Richard S. DeVine                           2,959,377            1,007
A. G. Espe                                  2,960,377                7
Jack Fabulich                               2,960,377                7
Jonathan Fine                               2,960,377                7
Margel S. Gallagher                         2,959,377            1,007
John A. Halleran                            2,960,377                7
W. W. Philip                                2,960,377                7
John H. Powell                              2,959,964              420
Richard E. Quoidbach                        2,959,927              457
Donald Rodman                               2,960,376                8
Frank H. Russell                            2,959,377            1,007
Sidney R. Snyder                            2,959,977              407
James M. Will                               2,960,377                7

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit 11 - Computation of Fully Diluted Earnings per Common Share See Exhibit 27 - Financial Data Schedule

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





     Date     July 31, 1996               By      /s/ A. G. Espe
         -----------------------------     -----------------------------
                                                  A. G. Espe
                                                 Chairman and
                                           Chief Executive Officer




     Date     July 31, 1996               By    /s/ Gary R. Schminkey
         -----------------------------     -----------------------------
                                               	Gary R. Schminkey
                                          		Senior Vice President and
                                            	Chief Financial Officer
                                          (Principal Financial Officer)

                                   Exhibit 11



           Computation of Fully Diluted Earnings per Common Share
                        Columbia Banking System, Inc.

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
(in thousands, except per share data)            1996    1995      1996   1995
- --------------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock          $1,032   $602    $1,840  $1,047
 Interest on convertible subordinated notes,
  net of income tax effects--Note 1                 58     62       118     123
- --------------------------------------------------------------------------------
Pro forma net income available to common stock  $1,090    $664   $1,958  $1,170
================================================================================


 Shares
 Weighted average number of common and common
   equivalent shares outstanding                 3,580   3,488    3,566   3,484
 Additional shares assuming conversion of
   convertible subordinated notes--Note 1          224     258      224     258
- --------------------------------------------------------------------------------
      Pro forma shares                           3,804   3,746    3,790   3,742
================================================================================

Fully diluted earnings per share - as reported   $0.29   $0.17    $0.52   $0.30
================================================================================
Fully diluted earnings per share - as calculated $0.29   $0.18    $0.52   $0.31
================================================================================

 Note 1. Earnings per share and fully diluted earnings per share are reported as the same for the three months and six months ended June 30, 1995. The inclusion of convertible subordinated notes would produce an antidilutive effect. Additional average shares, assuming the conversion of convertible subordinated notes, represent 257,529 shares for the three months and six months ended June 30, 1995. The related interest expense on these notes
 (net of income tax effects) was $61,500 and $123,002 for the three months and six months ended June 30, 1995.

 For additional information on earnings per share, please see the "Capital" section of the "Management Discussion and Financial Review".