Form 10-Q
period 1996-09-30
COLUMBIA BANKING SYSTEM INC
filed 1996-11-14
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.

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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at October 31, 1996 was 3,711,289.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

										      Page
Item 1.         Financial statements

			Consolidated Statements of Operations - three months and
			 nine months ended September 30, 1996 and 1995                    2

			Consolidated Balance Sheets - September 30, 1996
			and December 31, 1995                                              3

		Consolidated Statements of Shareholders' Equity -
			 twelve months ended December 31, 1995 and
			 nine months ended September 30, 1996                               4

			Consolidated Statements of Cash Flows -
			 nine months ended September 30, 1996 and 1995                     5

			Notes to consolidated financial statements                             6


Item 2.         Management Discussion and Analysis of Financial             9
	   Condition and Results of Operations



PART II -- OTHER INFORMATION


Item 6.         Exhibits and reports on Form 8-K                          17

		       Signatures                                                       17

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

				    Three Months Ended     Nine Months Ended
				       September 30,         September 30,
(in thousands except per share)      1996       1995        1996       1995
-----------------------------------------------------------------------------
Interest Income
Loans                              $ 9,275    $ 7,967     $26,218    $21,945
Investment securities                             311                    882
Securities available for sale          491         49       1,317        148
Deposits with banks                    275         46         603        115
-----------------------------------------------------------------------------
Total interest income               10,041      8,373      28,138     23,090

Interest Expense
Deposits                             4,230      3,567      11,823      9,557
Federal Home Loan Bank advances        526        457       1,410      1,121
Other borrowings                        24         68         149        206
-----------------------------------------------------------------------------
Total interest expense               4,780      4,092      13,382     10,884

Net Interest Income                  5,261      4,281      14,756     12,206
Provision for loan losses              330        320       1,090        920
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses           4,931      3,961      13,666     11,286

Noninterest Income
Service charges and other fees         611        467       1,759      1,372
Mortgage banking                       152         99         460        290
Gains on sale of loans                             39                     39
Credit card fees and other             627        473       1,644      1,210
-----------------------------------------------------------------------------
Total noninterest income             1,390      1,078       3,863      2,911

Noninterest Expense
Compensation and employee benefits   2,205      2,009       5,832      5,746
Occupancy                              889        711       2,505      2,055
Professional Services                  146        100         424        320
Advertising and promotion              209        161         583        499
Printing and supplies                  102         72         294        264
Regulatory premiums and assessments    130        155         314        475
Data processing                        211        155         574        450
Gains on, and net cost of,
 real estate owned                               (103)                  (367)
Other                                1,334      1,007       4,068      2,936
SAIF special assessment                612                    612
-----------------------------------------------------------------------------
Total noninterest expense            5,838      4,267      15,206     12,378

Income before income taxes             483        772       2,323      1,819
Provision for income taxes
-----------------------------------------------------------------------------
Net Income                         $   483    $   772     $ 2,323    $ 1,819
=============================================================================

Per share (on average shares outstanding):
  Net Income                       $  0.13    $  0.22     $  0.64    $  0.52
  Fully diluted net income            0.13       0.22        0.64       0.52
Average number of common and common
  equivalent shares outstanding      3,699      3,504       3,606      3,497
Fully diluted average common and common
  equivalent shares oustanding       3,699      3,761       3,606      3,754

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

						   September 30,  December 31,
(in thousands)                                         1996          1995
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  22,165    $  18,244
Interest-earning deposits with banks                    27,109       12,635
Securities available for sale:
  U.S. Treasury & Government Agencies                   18,799        6,948
  Mortgage-backed                                       11,130       12,446
  FHLB stock                                             4,164        3,281
-----------------------------------------------------------------------------
   Total securities available for sale                  34,093       22,675
Loans held for sale                                      1,820        1,367
Loans                                                  431,772      353,093
   Less: allowance for loan losses                       4,348        3,748
-----------------------------------------------------------------------------
  Loans, net                                           427,424      349,345
Interest Receivable                                      2,836        2,469
Premises and equipment, net                             13,865       13,736
Real estate owned                                                     3,304
Other                                                    1,542        1,431
-----------------------------------------------------------------------------
Total Assets                                          $530,854     $425,206
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $ 72,030     $ 52,991
  Interest-bearing                                     382,470      308,884
-----------------------------------------------------------------------------
    Total Deposits                                     454,500      361,875
Federal Home Loan Bank advances                         32,000       25,000
Other borrowings                                         3,000
Other liabilities                                        4,478        3,669
Convertible subordinated notes                                        2,695
----------------------------------------------------------------------------
    Total liabilities                                  493,978      393,239
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
			  September 30, December 31,
 Common stock (no par value)  1996         1995
			    ---------   ----------
   Authorized shares         10,000       10,000
   Issued and outstanding     3,710        3,274        35,603       30,806
 Retained Earnings                                       1,440        1,274
 Unrealized losses on securities available for sale       (167)        (113)
-----------------------------------------------------------------------------
    Total shareholders' equity                          36,876       31,967
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $530,854     $425,206
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1994      3,258  $30,703    ($1,481)      ($361)       $28,861
Net income                                  2,755                      2,755
Issuance of shares
 of common stock, net      12       66                                    66
Conversion of Convertible
 Subordinated Notes         4       37                                    37
Change in unrealized
 gains and (losses)                                       248            248
-----------------------------------------------------------------------------
Balance at
 December 31, 1995      3,274   30,806      1,274        (113)        31,967

Net income                                  2,323                      2,323
Issuance of shares
 of common stock, net      17      131                                   131
Issuance of shares
 of common stock -
  5% stock dividend       164    2,157     (2,157)
Conversion of Convertible
 Subordinated Notes       255    2,509                                 2,509
Change in unrealized
 gains and (losses)                                       (54)           (54)
-----------------------------------------------------------------------------
Balance at
 September 30, 1996     3,710  $35,603     $1,440       ($167)       $36,876
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

							    Nine Months Ended
							       September 30,
(in thousands)                                               1996       1995
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 2,323   $ 1,819
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  1,090       920
  Losses (gains) on real estate owned                           41       (11)
  Provision for depreciation and amortization                1,736       900
  Net losses (gains) on sale of investing assets               183       (61)
  (Increase) decrease in loans held for sale                  (453)       86
  Increase in interest receivable                             (367)     (520)
  (Decrease) increase in interest payable                      214      431
  Net changes in other assets and liabilities                  426      372
-----------------------------------------------------------------------------
   Net cash provided by operating activities                 5,193     3,936

Investing Activities
 Proceeds from maturities of securities
  available for sale                                         9,367
 Proceeds from maturities of investment securities                     1,535
 Proceeds from maturities of mortgage-backed
  securities available for sale                              1,224
 Proceeds from maturities of mortgage-backed securities                2,069
 Purchases of securities available for sale                (21,936)
 Purchases of investment securities                                   (4,674)
 Loans originated and acquired, net of principal collected (79,621)  (69,096)
 Purchases of premises and equipment                        (2,003)   (5,595)
 Proceeds from disposal of premises and equipment              338
 Proceeds from sale of real estate owned                     3,263        13
 Other, net                                                             (119)
-----------------------------------------------------------------------------
   Net cash used by investing activities                   (89,368)  (75,867)

Financing Activities
 Net increase in deposits                                   92,625    72,097
 Net increase in other borrowings                            3,000
 Proceeds from FHLB advances and other long-term debt       30,800    17,000
 Repayment of FHLB advances and other long-term debt       (23,800)   (7,020)
 Proceeds from issuance of common stock                        131        51
 Other, net                                                   (186)
-----------------------------------------------------------------------------
   Net cash provided by financing activities               102,570    82,128
-----------------------------------------------------------------------------
   Increase in cash and cash equivalents                    18,395    10,197
 Cash and cash equivalents at beginning of period           30,879    13,658
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 49,274  $ 23,855
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 13,168  $ 10,453
  Loans foreclosed and transferred to real estate owned
  Issuance of common stock from conversion of
    convertible subordinated notes                           2,509        19

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.


1.  Basis of Presentation

  The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Summary of Significant Accounting Changes

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires the Company to elect to account for stock-based compensation on a fair value basis or an intrinsic value basis. The intrinsic value basis is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 requires among other things, disclosure in the footnotes of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method if the fair value method of accounting is not used. The adoption of SFAS 123 is required for the fiscal year ended December 31, 1996. The Company expects to continue to apply APB 25 for measurement of stock compensation and will provide disclosure required by SFAS 123 beginning in fiscal year 1996.

  In June 1996, the FASB issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 requires the Company to recognize all financial assets and servicing that it controls and liabilities that it has incurred after a transfer of financial assets. The Company must also "derecognize" financial assets when control has been surrendered and must derecognize liabilities when extinguished. SFAS 125 is not expected to have a significant impact on the Company.

3. Stock Dividend

  On April 24, 1996, the Company announced a 5% stock dividend payable on May 22, 1996, to shareholders of record on May 8, 1996. On May 22, 1996, 164,051 common shares were issued to shareholders. Average shares outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented.

4. Redemption of Convertible Subordinated Notes

  On June 3, 1996, the Company gave notice that it would redeem all of its issued and outstanding 7.85% Convertible Subordinated Notes (the "Notes") on August 1, 1996. The Notes were convertible in whole or in part, in multiples of $1,000 principal amount, at 100% of the principal amount of the Note (or portion thereof), at the conversion price per share of common stock of $10.56. Prior to August 1, 1996 all of the Notes were converted into 223,743 shares of common stock.

5. SAIF Special Assessment

  The Company's sole subsidiary, Columbia State Bank (the "Bank"), has deposits insured by the FDIC through the Bank Insurance Fund (the "BIF") and through the Savings Association Insurance Fund (the "SAIF"). Approximately 39% of the Bank's deposits are deemed to be SAIF-insured under an allocation formula that applies because certain deposits were previously acquired from a savings bank in a so called "Oakar" transaction. Legislation was recently enacted to resolve the difference in rates between the two funds. The legislation requires a special assessment on SAIF-insured deposits held by the Bank at March 31, 1995. Management has calculated the effect of the one-time special assessment to be $612,000. That amount was charged to earnings during the third quarter of 1996, substantially reducing third quarter earnings. The current charge to earnings is expected to be recovered within approximately three years through reduced assessment rates.

6. Public Offering to Issue Common Stock

  The Company recently filed all necessary documents for a public offering of 1,285,000 shares of Common Stock, no par value per share (the "Common Stock"). The Common Stock became available for purchase on November 12, 1996. The net proceeds (after deducting underwriting discounts, commissions and estimated offering expenses) to the Company from the sale of the Common Stock are estimated to be $18.4 million based on an offering price of $15.50 per share. The Company plans to contribute approximately $10.0 million of the net proceeds to Columbia Bank primarily to fund additional loan growth. The remainder will be used to repay $3.0 million borrowed under a line of credit and for general corporate purposes. In connection with this public offering, the Company has granted the Underwriters a 30-day option to purchase up to 192,750 additional shares of Common Stock solely to cover over-allotments, if any. To the extent the option is exercised, the Underwriters will offer the additional shares at the Price to Public of $15.50 per share.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

		       Three Months Ended Increase   Nine Months Ended Increase
			  September 30,  (Decrease)    September 30,  (Decrease)
(in thousands)           1996     1995     Amount      1996     1995    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $421,009 $333,423  $87,586    $392,590 $309,160  $83,430
Securities               32,469   24,187    8,282      29,716   23,536    6,180
Interest-earning
 deposits with banks     20,902    2,950   17,952      15,197    2,483   12,714
--------------------------------------------------------------------------------
Total interest-earning
 assets                 474,380  360,560  113,820     437,503  335,179  102,324

Noninterest-earning
 assets                  31,222   29,997    1,245      29,921   27,243    2,678
--------------------------------------------------------------------------------
  Total assets         $505,602 $390,537 $115,065    $467,424 $362,422 $105,002
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits               $364,295 $281,316 $82,979    $337,683 $263,364 $ 74,319
Federal Home Loan Bank
 advances                36,778   29,752    7,026      33,719   24,763    8,956
Other borrowings            370               370         181               181
Convertible subordinated
 notes                      657    2,719   (2,062)      1,984    2,729     (745)
--------------------------------------------------------------------------------
  Total interest-bearing
   liabilities         $402,100  313,787   88,313    $373,567  290,856   82,711

Noninterest-bearing
 deposits                64,327   44,227   20,100      57,241   39,881   17,360
Other noninterest-bearing
 liabilities              3,632    2,405    1,227       3,115    2,333      782
Shareholders' Equity     35,543   30,118    5,425      33,501   29,352    4,149
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $505,602 $390,537 $115,065    $467,424 $362,422 $105,002
================================================================================

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.

Earnings Summary

Net income for the three months ended September 30, 1996 was $483,000, or $0.13 per share, compared to $772,000, or $0.22 per share, for the same period in 1995, a decrease of 37.4% and 40.9% in net income and earnings per share, respectively. The decrease was attributable to the $612,000 special assessment on SAIF-insured deposits (see Note 5 to consolidated financial statements).
Net income for the nine months ended September 30, 1996 was $2.3 million, or $0.64 per share, compared to $1.8 million, or $0.52 per share, for the same period in 1995. Excluding the special SAIF assessment, net income for the three months ended September 30, 1996 increased 41.8% to $1.1 million, or $0.30 per share, compared to $772,000, or $0.22 per share, for the same period in the prior year. Net income for the nine months ended September 30, 1996, excluding the special SAIF assessment, increased 61.4% to $2.9 million, or $0.81 per share, from $1.8 million, or $0.52 per share, for the same period in 1995. The increase in net income was primarily due to increased revenue resulting from continued loan and deposit growth.

The Company continued to benefit from utilization of its net operating loss carryforwards for federal income tax purposes. Therefore, the Company had no federal income tax provision for the nine months ending September 30, 1996. Had the earnings been fully taxable, net income would have been $1.5 million, or $0.42 per share.

The Company's goal is to create, over the next several years, a well-capitalized, customer focused, Pacific Northwest commercial banking institution with a significant presence in selected markets and total assets in excess of $1.0 billion. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In particular, the Company anticipates continued expansion in Pierce County and expansion into additional parts of neighboring King County and Thurston County. In order to fund its commercial and consumer lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its commercial lending activities rapidly while attracting a stable core deposit base.

Construciton began in the first quarter of 1996 on a permanent facility for the Gig Harbor branch. During the second quarter of 1996 a new Spanaway branch opened in a temporary facility. The Spanaway branch office is the tenth branch to open since Columbia Bank's major Pierce County expansion began in August 1993, and the Puyallup branch, which opened in September 1996, is the eleventh branch to open since that time, bringing Columbia Bank's total number of branches to 15. The Company currently has regulatory approval to open four additional branches in Pierce County, and anticipates opening several more branches in the next few years to strengthen its local market position and capitalize on expansion opportunities resulting from the strong demand for a locally based banking institution. The Company plans to effect its growth strategy through a combination of growth at existing branch facilities, new branch openings and acquisitions. Typically, expansion into new markets will be in connection with the hiring of an experienced branch manager and/or lending officers with strong community ties and banking relationships.

In addition to the ongoing expansion of its branch network, the Company has added new products and services to give its customers more banking options. During the second quarter, the Bank introduced "Columbia Free Checking". Free checking includes no monthly fees, no minimum balance, no per check charges, free use of any ATM in Washington state, and upon approval, a personalized no fee VISA (registered trademark) debit card. The Company also launched an alternative investments program through a new department of the Bank, Columbia Financial Services, which will make available mutual funds, annuities, and other investment products through a contractual arrangement with PrimeVest Financial Services, Inc.

Net Interest Income

Net interest income for the third quarter of 1996 increased to $5.3 million, or 22.9%, from $4.3 million in the third quarter of 1995. For the nine months ended September 30, 1996, net interest income increased to $14.8 million, or 20.9%, from $12.2 million for the same period in 1995. The increase in net interest income in the third quarter and for the first nine months of 1996 is largely due to the overall growth of the Company.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.40% in the third quarter of 1996 from 4.71% in the third quarter of 1995. For the nine months ended September 30, 1996, net interest margin decreased to 4.49% in 1996 from 4.87% for the same period in 1995. The decrease in net interest margin is primarily due to lower yields obtained on loans as a result of a planned change in loan mix from higher yielding comercial real estate loans to high quality, but lower yielding, commercial loans and to increased competition in the Company's market area. Also affecting net interest margin was a one-time adjustment to the amortization of deferred loan origination fees in the three months ended September 30, 1996, amounting to approximately $100,000.


Noninterest Income and Expense

Total noninterest income increased $312,000, or 28.9%, in the third quarter of 1996, and $952,000, or 32.7%, for the nine months ended September 30, 1996, compared with the same periods in 1995. Increases in noninterest income through the first nine months of 1996 were centered in account service charges, bank card revenue, and mortgage banking income.

Excluding the special SAIF assessment, total noninterest expense increased $959,000, or 22.5%, in the third quarter of 1996, and $2.2 million, or 17.9%, for the nine months ended September 30, 1996 compared with the same periods in 1995. The increase is primarily due to expenses associated with the expansion of Columbia Bank. Total noninterest expense was 78.6% and 78.4% of total revenues (the sum of net interest income plus noninterest income less nonrecurring gains) for the third quarter and nine months ended September 30, 1996, respectively, and 80.2% and 82.1% for the same periods in 1995. The portion of compensation expense related to loan originations is deferred and deducted from interest income over the life of the related loans. Increases in noninterest expense are centered in compensation (substantially offset by deferrals related to loan originations), occupancy, advertising, business & occupation taxes, data processing and other expense. In general, increases in noninterest expense are due to the growth of the Company and the associated "volume driven" expenses. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company pursues its commitment to more efficient operations and as projected asset growth materializes.

Management is currently evaluating a proposed sale of the Bank's credit card portfolio which, if consummated, will result in a one-time gain. The sale of the business is not expected to have a material effect on results of operations in future periods.

In February 1996, the Company recorded a loss of $41,000 on the sale of its only "real estate owned" property. Also, in March 1996, the Company recorded a loss of $38,000 on a branch real estate transaction. In June 1996, the Company wrote-off $135,000 due to the abandonment of a potential branch site.

Income Taxes

Effective January 1, 1993, the Company adopted the FASB's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the "asset and liability" method of accounting for income taxes. Deferred income tax represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Upon adoption of SFAS 109, the Company recorded a deferred tax asset with an equal valuation allowance due to uncertainties regarding the ability to ultimately recognize the tax benefits from the net operating losses and certain tax credits. The Company did not record an income tax expense from that date through September 30, 1996 since the expected income tax expense, calculated by applying statutory tax rates to income before income taxes, was offset by a reduction in the valuation allowance established when the Company adopted SFAS 109.

The deferred tax asset is measured by applying tax rates to the difference between the carrying value and the tax basis of assets and liabilities. Management anticipates that expected income tax expense for 1996 will be substantially offset by a reduction in the valuation allowance established when the Company adopted SFAS 109. Management anticipates that the Company will record a provision for income taxes during 1997.


Lending Activities

The Company originates a wide variety of loans. Consitent with the trend begun in 1993, the Company continues to increase commercial business loans and consumer loans as a percentage of its total loan portfolio. The Company also emphasizes its private banking services to high income and high net worth individuals.

Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type:

				   September 30,  % of   December 31,  % of
(in thousands)                         1996      Total      1995      Total
-----------------------------------------------------------------------------
 Commercial                           $152,040   35.2%    $113,775   32.2%
 Real estate:
   One-to four-family residential       69,492   16.1       67,991   19.3
   Five or more family residential and
     commercial properties             121,531   28.2       97,103   27.5
-----------------------------------------------------------------------------
      Total real estate                191,023   44.3      165,094   46.8
 Real estate construction:
   One-to four-family residential       23,342    5.4       22,741    6.5
   Five or more family residential and
     commercial properties              11,819    2.7        8,884    2.5
-----------------------------------------------------------------------------
      Total real estate construction    35,161    8.1       31,625    9.0
 Consumer                               54,115   12.5       43,343   12.2
-----------------------------------------------------------------------------
    Sub-total loans                    432,339  100.1      353,837  100.2
 Less: Deferred loan fees                 (567)  (0.1)        (744)  (0.2)
-----------------------------------------------------------------------------
    Total loans                       $431,772  100.0%    $353,093  100.0%
=============================================================================
Loans held for sale                   $  1,820            $  1,367
=============================================================================

Total loans increased $78.7 million, or 22.3%, to $431.8 million at September 30, 1996 from year-end 1995. All categories contributed to the increase.

Commercial and Private Banking

Commercial loans increased $152.0 million at Septemebr 30, 1996, representing 35.2% of its total loans, from $113.8 million at December 31, 1995. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market area. The Company expects to continue to expand its commercial lending products and emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential Real Estate Lending: Residential one- to four-family loans amounted to $69.5 million at September 30, 1996, representing 16.1% of total loans, compared to $68.0 million at December 31, 1995. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties loans secured by properties located within the Company's primary market areas.

Multi-family and Commercial Real Estate Lending: The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $121.5 million at September 30, 1996, representing 28.2% of total loans, from $97.1 million at December 31, 1995. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better.

Construction Loans: The Company originates one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures. Construction loans on one- to four-family residences increased to $23.3 at September 30, 1996, representing 5.4% of total loans, from $22.7 million at December 31, 1995.

Consumer Lending: At September 30, 1996, the Company had $54.1 million of consumer loans outstanding, representing 12.5% of total loans, as compared with $43.3 million at December 31, 1995. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

At September 30, 1996, the Company had no foreign loans or loans related to highly leveraged transactions.

Nonperforming Assets

The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

						   September 30, December 31,
(in thousands)                                         1996         1995
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $  743        $  329
  Commercial business                                   500            86
  Consumer                                              136            20
-----------------------------------------------------------------------------
    Total                                            $1,379        $  435
-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                     $   26        $   29
  Commercial business                                    41
  Consumer                                               85
-----------------------------------------------------------------------------
    Total                                            $  152        $   29
-----------------------------------------------------------------------------
    Total Nonperforming loans                        $1,531        $  464
=============================================================================
 Real estate owned:
  Five or more family residential and
    commercial properties                                          $3,304
-----------------------------------------------------------------------------
    Total                                                          $3,304
=============================================================================
    Total nonperforming assets                       $1,531        $3,768
=============================================================================

The current policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans increased to $1.5 million, or 0.35%, of total loans (excluding loans held for sale) at September 30, 1996, from $464,000, or 0.13% of total loans at December 31, 1995 due principally to the inclusion of loans which, though nonperforming, are secured by real estate. In the fourth quarter of 1996, management anticipates charge-offs of those nonperforming loans which are unsecured or undersecured, although the amount of such charge-offs is not expected to be material. The balance of such loans are expected to be paid or to return to performing status in the near future. In February 1996, the Company sold its only "real estate owned" property, thus reducing total nonperforming assets to $1.5 million or 0.35% of total loans (excluding loans held for sale) at September 30, 1996, from $3.8 million, or 1.1% of total loans at year-end 1995.


Analysis of Allowance for Loan Losses

The allowance for loan losses at Septemebr 30, 1996 decreased to 1.01% from 1.06% of loans at December 31, 1995 (excluding loans held for sale at each date) due to a $273,000 increase in charge-offs compared with the first nine months of 1995 and a $78.7 million, or 22.3%, increase in loans since year-end 1995. Net loan charge-offs amounted to $397,000 and $508,000 for the third quarter and for the first nine months of 1996, respectively, compared with net loan charge-offs of $60,000 and $235,000 for the same periods in 1995. The Company's provision for loan losses was $330,000 for the third quarter of 1996, compared with $320,000 for the third quarter of 1995. For the first nine months of 1996, the provision amounted to $1.1 million, compared with $920,000 for the same period in 1995.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

			       Three Months Ended      Nine Months Ended
				  September 30,          September 30,
(in thousands)                   1996       1995        1996       1995
----------------------------------------------------------------------------
 Beginning balance              $4,411     $3,169       $3,748     $2,711
 Charge offs:
  Commercial business             (315)                   (359)      (145)
  Consumer                         (82)       (60)        (149)       (90)
----------------------------------------------------------------------------
   Total charge-offs              (397)       (60)        (508)      (235)
 Recoveries:
  Commercial business                2          4           15         32
  Consumer                           2                       3          5
----------------------------------------------------------------------------
   Total recoveries                  4          4           18         37
----------------------------------------------------------------------------
 Net (charge-offs) recoveries     (393)       (56)        (490)      (198)
 Provision charged to expense      330        320        1,090        920
----------------------------------------------------------------------------
 Ending balance                 $4,348     $3,433       $4,348     $3,433
============================================================================

The allowance for loan losses is maintained at a level considered adequate by management to provide anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business combinations and loss experience and an overall evaluation of the quality of the underlying collateral, holding and disposal costs and costs of capital. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.


Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, brokered deposits and advances from the Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities:
The Comapany's deposit products include a wide variety of transaction accounts, savings accounts and certificates of deposit. The Company is continuing to expand the deposit products that it offers. The Company introduced "Colubia Free Checking," which includes no monthly fees, no minimum balance, no per check charges, free use of any ATM in Washington, and, upon approval, a personalized no fee VISA (registered trademark) debit card. Total deposits increased 25.6% to $454.5 million, at September 30, 1996, from $361.9 million at December 31, 1995.

To fund the growth of the Company, management's strategy has been to make use of brokered and other wholesale deposits while working to build core deposits as rapidly as possible through the Company's development of commercial banking relationships and its branch network. The Company's use of brokered and other wholesale deposits has decreased since year-end 1995, though management anticipates continued, and perhaps increasing, use if such deposits to fund increasing loan demand. However, management anticipates use of brokered deposits will decrease over time as a percent of total deposits. The deposit increase of $92.6 million during the first nine months of 1996 occurred entirely in "core deposits". Brokered and other wholesale deposits (excluding public deposits) decreased $8.0 million to $40.3 million, or 8.9% of total deposits, at September 30, 1996, from $48.3 million, or 13.3% of total deposits, at December 31, 1995.

Borrowings:
The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances increased $7.0 million during the first nine months of 1996 to $32.0 million. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.

On June 3, 1996, the Company gave notice of its intent to redeem all of its issued and oustanding 7.85% Convertible Subordinated Notes on August 1, 1996. Prior to August 1, 1996, all of the Notes were converted into 223,743 shares of common stock.


Capital

Shareholders' equity at September 30, 1996 was $36.9 million compared with $32.0 million at December 31, 1995. The increase is primarily due to improved net income during the first nine months of 1996 and the conversion of Convertible Subordinated Notes into common stock (see Notes to Consolidated Financial Statements). Shareholders' equity was 6.9% and 7.5% of total period-end assets at September 30, 1996 and December 31, 1995, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 1996, the Company's leverage ratio was 7.31%, compared with 7.72% at December 31, 1995. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable assets, while Tier II capital includes the allowance for loan losses and subordianted debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 8.69% and 9.71%, respectively, at September 30, 1996, compared with 9.10% and 10.95%, respectively, at December 31, 1995.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993.
To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well capitalized" at September 30, 1996. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC

Applicable federal and Washington state regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to distributions. The Company's ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank. The Company presently intends to retain earnings to support anticipated growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

On April 24, 1996, the Company announced a 5% stock dividend payable on May 22, 1996, to shareholders of record on May 8, 1996. On May 22, 1996, 164,051 common shares were issued to shareholders. Average shares outstanding and net income per share have been adjusted to give retroactive effect to the three and nine month periods ended September 30, 1995. The retroactive impact on earnings per share for the three months and nine months ended September 30, 1995, is a reduction of $.01 per share and $.03 per share, respectively.

On June 3, 1996, the Company gave notoce that it would redeem all of its issued and outstanding 7.85% Convertible Subordinated Notes ( the "Notes"). The Notes were convertible in whole or in part, in multiples of $1,000 principal amount, at 100% of the principal amount of the Note (or portion thereof), at the conversion price per share of common stock of $10.56. Prior to August 1, 1996 all of the Notes were converted into 223,743 shares of common stock.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit 11 - Computation of Fully Diluted Earnings per Common Share See Exhibit 27 - Financial Data Schedule

(b) On October 11, 1996, the Company filed a Form 8-K announcing the effect on the Company's third quarter 1996 earnings of federal legislation recently enacted with the intent of recapitalizing the Savings Association Insurance Fund.


				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    November 13, 1996            By     /s/ A. G. Espe
	 -----------------------------     -----------------------------
						  A. G. Espe
						 Chairman and
					   Chief Executive Officer




     Date    November 13, 1996            By     /s/ Gary R. Schminkey
	 -----------------------------     -----------------------------
							Gary R. Schminkey
							 Senior Vice President and
						 Chief Financial Officer
					   (Principal Financial Officer)

				   Exhibit 11



	   Computation of Fully Diluted Earnings per Common Share
			Columbia Banking System, Inc.

					   Three Months Ended  Nine Months Ended
					      September 30,      September 30,
(in thousands, except per share data)           1996    1995      1996   1995
--------------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock          $  483   $772    $2,323  $1,819
 Interest on convertible subordinated notes,
  net of income tax effects--Note 1                 16     61       134     184
--------------------------------------------------------------------------------
Pro forma net income available to common stock  $  499   $833    $2,457  $2,003
================================================================================


 Shares
 Weighted average number of common and common
   equivalent shares outstanding                 3,699   3,504    3,606   3,497
 Additional shares assuming conversion of
   convertible subordinated notes--Note 1                  257              257
--------------------------------------------------------------------------------
      Pro forma shares                           3,699   3,761    3,606   3,754
================================================================================

Fully diluted earnings per share - as reported   $0.13   $0.22    $0.64   $0.52
================================================================================
Fully diluted earnings per share - as calculated $0.14   $0.22    $0.68   $0.53
================================================================================

 Note 1. Earnings per share and fully diluted earnings per share are reported as the same for the three months ended September 30, 1996, and the nine months ended September 30, 1996 and 1995. The inclusion of convertible subordinated notes would produce an antidilutive effect. Additional average shares, assuming the conversion of convertible subordinated notes, represent 257,057 and 257,056 shares for the three months and nine months ended September 30, 1995, respectively. The related interest expense on these notes (net of income tax effects) was $15,647 and $133,532 for the three months and nine months ended September 30, 1996, and $61,145 and $184,159 for the three months and nine months ended September 30, 1995, respectively.

 On June 3, 1996, the Company gave notoce that it would redeem all of its issued and outstanding 7.85% Convertible Subordinated Notes ( the "Notes") on August 1, 1996.
 The Notes were convertible in whole or in part, in multiples of $1,000 principal amount, at 100% of the principal amount of the Note (or portion thereof), at the conversion price per share of common stock of $10.56. Prior to August 1, 1996 all of the Notes were converted into 223,743 shares of common stock.

 For additional information on earnings per share, please see the "Capital" section of the "Management Discussion and Analysis of Financial Condition and Results of Operations".