Form 10-K
period 1996-12-31
COLUMBIA BANKING SYSTEM INC
filed 1997-03-28
CIK 887343

  ============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 [Fee Required]

                 For the fiscal year ended DECEMBER 31, 1996 or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                               [No Fee Required]
                         Commission File Number 0-20288

                         COLUMBIA BANKING SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                        91-1422237
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

                              1102 BROADWAY PLAZA
                           TACOMA, WASHINGTON  98402
              (Address of principal executive offices)  (Zip code)

       Registrant's Telephone Number, Including Area Code: (206) 305-1900
        Securities Registered Pursuant to Section 12(b) of the Act: None
          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X          No
                              -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates of registrant at February 28, 1997 was $90,418,214.

        The number of shares of registrant's Common Stock outstanding at
                        February 28, 1997 was  5,203,926

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant's Annual Report to Shareholders                     Parts I and II
   for the year ended December 31, 1996
Registrant's definitive Proxy Statement                        Part III
   dated March 20, 1997


  ============================================================================

                             CROSS REFERENCE SHEET

    Location in Annual Report to Shareholders and Definitive Proxy Statement
                         of Items required by Form 10-K

                                                                  Annual Report to Shareholders and
                     Form 10-K                                        Definitive Proxy Statement
-----------------------------------------------        ----------------------------------------------------
 Part and                                                                                             Page
 Item No.                     Caption                                   Caption                      Number
----------      -------------------------------        ----------------------------------------------------
PART I                                                  ANNUAL REPORT TO SHAREHOLDERS
                                                        -----------------------------
Item 1          Business

                  Consolidated Average Balance          Consolidated Five-Year Summary of
                   Sheet and Analysis of Net             Average Balances and Net Interest
                   Interest Income and Expense           Revenue                                   62
                                                        Management Discussion and Analysis of
                                                         Financial Condition and Results of
                                                         Operations("Management Discussion")
                                                                                                   20

                  Investments                           Note 4, Notes to Consolidated
                                                         Financial Statements                      46
                                                        Management Discussion - Securities         28

                  Lending Activities                    Management Discussion - Loan
                                                         Portfolio                                 24
                                                        Management Discussion - Nonperforming
                                                         Assets                                    26
                                                        Note 5, Notes to Consolidated
                                                         Financial Statements                      47

                  Summary of Loan Loss Experience       Management Discussion - Provision and
                                                         Allowance for Loan Losses                 27

                  Supervision and Regulation            Management Discussion - Capital            31


Item 2          Properties                              Note 7, Notes to Consolidated
                                                         Financial Statements                      49


Item 3          Legal Proceedings                       Note 12, Notes to Consolidated
                                                         Financial Statements                      53

                                                                  Annual Report to Shareholders and
                     Form 10-K                                        Definitive Proxy Statement
--------------------------------------------           ----------------------------------------------------
 Part and                                                                                             Page
 Item No.                     Caption                                   Caption                      Number
---------       ----------------------------           -----------------------------------------------------
PART II                                                ANNUAL REPORT TO SHAREHOLDERS
                                                       -----------------------------
Item 5          Market for the Registrant's            Management Discussion - Quarterly
                  Common Stock and Related               Common Stock Prices & Dividend
                  Stockholder Matters                    Payments                                  33


Item 6          Selected Financial Data                Consolidated Highlights                     15
                                                       Consolidated Five-Year Statements of
                                                         Operations                                60
                                                       Consolidated Five-Year Summary of
                                                         Average Balances and Net Interest
                                                         Revenue                                   62


Item 7          Management's Discussion and            Management Discussion                       20
                   Analysis of Financial
                   Condition and Results of
                   Operations
                                                       Consolidated Five-Year Summary of
                                                         Average Balances and Net Interest
                                                         Revenue                                   62


Item 8          Financial Statements and                Audited Financial Statements               36
                  Supplementary Data
                                                        Summary of Quarterly Financial
                                                         Information (Unaudited)                   59


Item 9          Changes in and Disagreements With       Recent Change in Accounting Firms          33
                  Accountants on Accounting and
                  Financial Disclosure



PART III                                                DEFINITIVE PROXY STATEMENT
                                                        --------------------------

Item 10         Directors and Executive Officers        Election of Directors                      2
                  of the Registrant


Item 11         Executive Compensation                  Executive Compensation                     6


Item 12         Security Ownership of Certain           Election of Directors                      2, 12
                  Beneficial Owners and
                  Management


Item 13         Certain Relationships and Related       Interest of Management in Certain
                  Transactions                           Transactions                              13

                         COLUMBIA BANKING SYSTEM, INC.
                                   FORM 10-K
                               December 31, 1996

                               TABLE OF CONTENTS

                                                   PART I                                         Page
                                                                                                  ----
Item  1.     Business

             General                                                                               1
             Strategy                                                                              2
             Market Area                                                                           3
             Competition                                                                           4
             Employees                                                                             4
             Executive Officers of the Company                                                     5
             Effects of Governmental Monetary Policies                                             6
             Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense
                                                                                                   6
             Consolidated Analysis of Changes in Interest Income and Expense                       7
             Investments                                                                           8
             Lending Activities                                                                    10
             Summary of Loan Loss Experience                                                       12
             Deposits                                                                              13
             Significant Financial Ratios                                                          14
             Short-term Borrowings                                                                 14
             Supervision and Regulation                                                            14

Item  2.     Properties                                                                            18
Item  3.     Legal Proceedings                                                                     18
Item  4.     Submission of Matters to a Vote of Security Holders                                   18

                                                   PART II
Item  5.     Market for the Registrant's Common Stock and Related Stockholder Matters              18
Item  6.     Selected Financial Data                                                               18
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                          18
Item  8.     Financial Statements and Supplementary Data                                           19
Item  9.     Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure                                                                          19

                                                  PART III
Item 10      Directors and Executive Officers of the Registrant                                    19
Item 11.     Executive Compensation                                                                19
Item 12.     Security Ownership of Certain Beneficial Owners and Management                        19
Item 13.     Certain Relationships and Related Transactions                                        19

                                                   PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                       20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Columbia Banking System, Inc. (the "Company"), a Washington corporation, was originally organized in 1988 under the name "First Federal Corporation" in connection with the acquisition by an investor group, which included recently deceased director emeritus Stanley Rose and current director Sidney Snyder, of a savings association, which was later named Columbia Savings Bank, a Federal Savings Bank ("the Savings Bank"). In 1990, an investor group headed by Arnold Espe, (Chairman and Chief Executive Officer of the Company) and financed in part by NorCap, LLC acquired from Mr. Rose a controlling interest in the Company, a second corporation, Columbia National Bankshares, Inc. ("CNBI"), and CNBI's sole subsidiary, Columbia National Bank, located in Longview, Washington. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions -- NorCap Options." In connection with the 1993 reorganization of the Company, CNBI was merged into the Company, Columbia National Bank was merged into the newly chartered Columbia State Bank ("Columbia Bank") and additional management was added. In 1994, the Savings Bank was merged into Columbia Bank.

The 1993 reorganization was undertaken in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company's principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. In August 1993, the Company completed a public offering of common stock with net proceeds of approximately $17.2 million, of which the Company contributed approximately $16.3 million to the capital of Columbia Bank. In connection with the reorganization, the Company moved its headquarters to Tacoma, Washington, with the intent of focusing on growth opportunities in the Tacoma metropolitan area and contiguous parts of the Puget Sound region. Management believes the ongoing consolidation among financial institutions in Washington has created significant gaps in the ability of large banks operating in Washington to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The business strategy of the Company is to provide its customers with the financial sophistication and breadth of products of a regional bank while retaining the appeal and service level of a community bank. As a result of the Company's strong commitment to highly personalized customer service, its varied products, and the long-standing community presence of its managers, lending officers and branch personnel, the Company believes it is well positioned to attract new customers and to increase its market share in lending and deposits.

In November and December 1996, the Company issued approximately 1.445 million shares of common stock in a public offering. The issuance raised approximately $20.7 million in new capital. The Company contributed approximately $10.0 million of these proceeds to Columbia Bank primarily to fund additional expansion in Pierce County, and, over the next several years, into south King and Thurston Counties. The remainder was used to repay a $3.0 million borrowing and for general corporate purposes.

The Company's sole subsidiary, Columbia Bank, is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the "Division"). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has certain supervisory authority over the Company which can also affect Columbia Bank. Columbia Bank provides a wide range of banking services to small- and medium-sized businesses and individuals.

At December 31, 1996, the Company had total consolidated assets of $588.9 million, loans of $446.1 million and deposits of $493.2 million.

STRATEGY



The Company's goal is to create, over the next several years, a well-capitalized, customer-focused Pacific Northwest commercial banking institution with a significant presence in selected markets and total assets in excess of $1.0 billion. Management believes that the ongoing consolidation in its principal market area affords an opportunity for aggressive growth in loans and deposits. The Company's growth strategy consists of the following elements:

   * Focus on relationship lending to small and medium-sized businesses, professionals and other individuals whom the Company believes are underserved by larger banks in its market area and are attracted by the Company's emphasis on relationship banking.

   * Fund loan growth through the creation of a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings.

   * Continue growth in the Tacoma metropolitan area and selectively expand into neighboring King and Thurston Counties.

   * Control credit risk through established loan underwriting and monitoring procedures, loan concentration limits, product and industry diversification, and the hiring of experienced lending personnel with a high degree of familiarity with their market area.

   Focus on Relationship Lending. The Company focuses on lending to small and medium-sized businesses, professionals and other individuals who value high levels of customer service from a locally based institution. The Company believes that there are significant commercial banking business opportunities arising from the ongoing consolidation of banks in its principal market area, primarily through acquisitions by out-of- state holding companies, and the resulting dislocation of customers. Management believes that many business customers of previously acquired banks are dissatisfied with low levels of service and the lack of personal contact, flexibility and local decision-making authority at these institutions, and thus willing to transfer their primary banking relationship to a customer-service oriented institution like the Company which can be more responsive to their specific needs. As part of its effort to provide responsive service to its target customers, the Company markets a varied menu of relationship banking products, including private banking and cash management services. Management continually strives to develop a business culture in which customers are accorded the highest priority in all aspects of the Company's operations. This philosophy is combined with the Company's emphasis on personalized, local decision-making in each of the markets it serves.

   Create a Branch-Based Deposit Franchise. In order to fund its lending activities, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its commercial lending activities rapidly while establishing a stable core deposit base. Additionally, the Company's strategically placed branch offices allow for increased contact with customers. While the Company's primary lending focus will continue to be on business lending, management believes that its customer deposit and lending activities will produce significant benefits, including increased core deposits and greater loan portfolio diversification.

   Geographic Expansion. The Company currently has regulatory approval to open four additional branches in Pierce County, and anticipates opening several more branches in the next few years to strengthen its local market position and capitalize on expansion opportunities resulting from strong demand for a locally based banking institution. The Company also currently anticipates expansion into neighboring Thurston County (the location of Olympia, the capital of Washington) and parts of neighboring King County, such as Bellevue and surrounding areas and the Auburn and Kent Valley areas. The Company plans to effect its growth strategy through a combination of growth at existing branch facilities, new branch openings and acquisitions. Typically, expansion into new markets will be in connection with the hiring of an experienced branch manager and /or lending officers with strong community ties and banking relationships.

   Control credit Risk. Management considers the maintenance of high asset quality, with corresponding low levels of nonperforming assets and charge-offs, to be of utmost importance as it pursues its growth strategy. The Company has implemented loan underwriting and monitoring procedures and loan concentration limits which management believes permit continued portfolio expansion without materially increasing credit risk. The Company will also seek to control credit risk as it grows through increased product and industry diversification, by expanding its loan product offerings and related services, and through the hiring of experienced lending personnel with a high degree of familiarity with their market area.

MARKET AREA

The Company's principal market area is the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington state. The economy of that area, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of Microsoft and the establishment of numerous research and biotechnology firms. The Washington economy and that of the Puget Sound region generally have experienced moderate growth and stability in recent years. According to the Puget Sound Economic Forecaster, a regional publication providing economic forecasts and commentary, the greater Puget Sound economy is projected to expand at nearly twice the national rate for the years 1997 through 1999. The region is projected to add 220,000 new jobs and 290,000 new residents during this time. Boeing, the region's largest employer, has announced increased production after recent years of declining orders for aircraft and related reductions in its work force. Microsoft and other major employers in the area east of Seattle also anticipate continued growth.

Pierce County, the area in which the Company's expansion is primarily focused, is located in the South Puget Sound region. The economy of this area is well-diversified, with the principal industries being aerospace, shipping, military-related government employment, agriculture and forest products.
Pierce County's economy is expected to benefit over the next few years because of Intel's decision to build a computer chip facility in DuPont and the expansion of the Matsushita semiconductor plant in Puyallup, east of Tacoma. The Puget Sound Economic Forecaster predicts that Pierce County will likely have the strongest economic performance in the Puget Sound region through 1999. Forbes magazine recently published its prediction that the Tacoma area would be among the top twenty-five cities in the United States in terms of job growth, especially in the area of computers and semiconductors.

Bellevue, where the Company has two banking offices, is located in an area known as the "Eastside", a metropolitan area with a population of approximately 215,000 that includes several cities located east of Seattle. A large portion of the Eastside economy is linked to aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered just north of Bellevue and several biotech firms are located on the Eastside. In recent years, the Eastside has experienced relatively rapid growth in population and employment, and household incomes in the Eastside are among the highest in Washington.

The Company anticipates further expanding into neighboring south King County, which contains several residential communities whose employment base is supported by light industrial, aerospace, and forest products industries. With its close proximity to Tacoma, this market area is considered an important natural extension of the Company's Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King / Pierce County line. The Auburn and Kent Valley areas to the east of Federal Way are also considered by management to be natural areas of expansion for the Company.

Expansion south of Tacoma into Thurston County is also considered by management to be an extension of the Company's Pierce County market area. Olympia, with a population of approximately 38,000, and the neighboring community of Lacey, with a population of approximately 26,000, are the principal cities in Thurston County. As of April 1996, the county had an approximate population of 193,000. The area enjoys a stable economic climate due largely to state government employment and the proximity of the Fort Lewis Army Base and McChord Air Force Base. According to the Thurston County Regional Planning Council, out of a total civilian work force of 88,000, approximately 33% were employed by federal, state, and local government. The area also has a significant population of retired military personnel.

The Company's market area also includes the Longview and Woodland communities in southwestern Washington. The population of Cowlitz County, in which Longview and Woodland are located, is approximately 85,000. Cowlitz County's economy has become more diversified in recent years, but remains materially dependent on the forest products industry and, as a result, is relatively vulnerable to the cyclical downturns of that industry as well as environmental disputes.

COMPETITION

The Company anticipates that the substantial consolidation among financial institutions in Washington that has occurred to date will continue, due in part to recent federal legislation concerning interstate banking. Legislation has recently been passed by the Washington legislature (effective June 1996) that allows, subject to certain conditions, mergers or other combinations, relocations of a bank's main office and branching across state lines in advance of the June 1, 1997 date established by federal law (see "Supervision and Regulation -- Other Regulatory Developments"). Many other financial institutions, most of which have greater resources than the Company, compete with the Company for banking business in the Company's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations. The Company's strategy involves significant expansion throughout the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington. Although, the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

EMPLOYEES

At December 31, 1996, the Company had 247 full-time equivalent employees. The Company has placed an increased emphasis and high priority on staff development. This development involves selective hiring and extensive training (including customer service training). New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis has been placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company.

                                                                                   Has Served as an
                                                                                 Executive Officer of
                                                                                     the Company
            Name               Age                        Position                      Since
-----------------------------------------------------------------------------------------------------
A. G. Espe(1)                 60      Director, Chairman and Chief Executive Officer     1990
W. W. Philip(2)               70      Director, President and Chief Operating Officer    1993
Donald A. Andersen(3)         51      Senior Vice President, Senior Credit               1996
                                        Administrator - Columbia Bank
Julie A. Healy(4)             41      Senior Vice President, Operations Manager          1994
H. R. Russell(5)              42      Senior Vice President, Senior Loan Production      1996
                                        Officer - Columbia Bank
Gary R. Schminkey(6)          39      Senior Vice President and Chief Financial          1993
                                        Officer
Evans Q. Whitney(7)           53      Senior Vice President, Human Resources Director    1994


(1) Mr. Espe has been Chairman of the Board of the Company since September 1990 and Chief Executive Officer of the Company since march 1993. Mr. Espe, who is also Chairman of the Board of Columbia Bank and of Northrim Bank, has extensive banking and business experience. From 1985 to 1989, Mr. Espe served as Chairman of the Board, President and Chief Executive Officer of Key Pacific Bancorp.

(2) Mr. Philip has been a director of the Company since July 1993. He became President and Chief Operating Officer of the Company and President and Chief Executive Officer of Columbia Bank in August 1993 when the Company's reorganization was completed and the Company began operations in Tacoma. Until his retirement in December 1992, Mr. Philip was Chairman of the Board and Chief Executive Officer of Puget Sound Bancorp ("PSB") since its inception in 1981 and was Chairman of the Board and Chief Executive Officer of Puget Sound National Bank prior to and after the inception of PSB, having served with that institution for more than 40 years.

(3) Mr. Andersen joined Columbia Bank as Senior Vice President -- Commercial Loans in January 1995. Mr. Andersen was employed by Puget Sound National Bank and its successor institution for nearly 25 years, having served as Vice President -- Commercial Loan Officer from 1991 to 1995.

(4) Ms. Healy joined Columbia Bank as Senior Vice President -- Operations in June 1993. Ms. Healy was employed by Puget Sound National Bank for nearly 12 years, having served as Vice President -- Operations from 1991 to 1993.

(5) Mr. Russell joined Columbia Bank as Senior Vice President -- Commercial Loans in October 1993. Mr. Russell was employed by Puget Sound National Bank and its successor institution for nearly 14 years, having served as Vice President -- Commercial Loan Officer from 1991 to 1993.

(6) Mr. Schminkey joined Columbia Bank as Vice President and Controller in March 1993. He was appointed Senior Vice President -- Chief Financial Officer of Columbia Bank and the Company in 1994. Mr. Schminkey was employed by PSB, Puget Sound National Bank and its successor institution for nearly 10 years, having served from 1991 to 1993 as Assistant Vice President -- Assistant Controller for PSB and during that same period as Vice President -- Accounting and Finance for Puget Sound National Bank and its successor institution.

(7) Mr. Whitney joined Columbia Bank as Senior Vice President -- Human Resources in March 1993. Mr. Whitney is also the Senior Vice President - - Human Resources of the Company. Mr. Whitney was employed by PSB and Puget Sound National Bank for nearly 27 years, having served as Senior Vice President -- Human Resources for PSB and Puget Sound National Bank from 1991 to 1993.

All officers are elected by the Board of Directors and serve at the pleasure of the Board for an unspecified term.

EFFECTS OF GOVERNMENTAL MONETARY POLICIES

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank's loans, securities and other interest-earning assets and the interest paid on a bank's deposits and other interest-bearing liabilities is the major source of a bank's earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as controlling inflation and recession by its open-market operations in United States government securities, control of the discount rate applicable to borrowings from the Federal Reserve and the establishment of reserve requirements against certain deposits. The actions of the Federal Reserve in these areas influence growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME AND
EXPENSE

For information concerning consolidated daily average balances, along with average yields for earning assets and average interest rates for interest-bearing liabilities, see "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at page 62 of the Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report"), which is incorporated herein by reference. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" ("Management Discussion") beginning at page 20 of the Annual Report for additional details on various asset and liability categories.

CONSOLIDATED ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and changes in interest rates for the Company. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

                                                1996 Compared to 1995                1995 Compared to 1994
                                              Increase (Decrease) Due to           Increase (Decrease) Due to
                                              --------------------------           --------------------------
(in thousands)                             Volume       Rate        Total       Volume       Rate        Total
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans:
  Commercial business                  $3,628      $  (832)      $2,796      $2,728     $   986      $3,714
  One- to four-family residential        (349)        (304)        (653)      1,693         885       2,578
  Five or more family residential and
    commercial properties               3,291         (146)       3,145       3,002          85       3,087
  Consumer                                967         (245)         722       1,439         230       1,669
----------------------------------------------------------------------------------------------------------------
    Total loans                         7,537       (1,527)       6,010       8,862       2,186      11,048
Securities                                492           18          510         (40)         76          36
Interest-earning deposits with banks      850          (28)         822          55         (75)        (20)
----------------------------------------------------------------------------------------------------------------
    Total interest revenue             $8,879      $(1,537)      $7,342      $8,877      $2,187     $11,064
================================================================================================================

INTEREST EXPENSE
Certificates of deposit                $1,176        $ (29)      $1,147      $2,424      $1,546      $3,970
Savings accounts                          (81)          20          (61)       (257)         31        (226)
Interest-bearing demand                 2,236         (238)       1,998       1,261       1,076       2,337
----------------------------------------------------------------------------------------------------------------
    Total interest on deposits          3,331         (247)       3,084       3,428       2,653       6,081
Federal Home Loan Bank advances           459          (97)         362         200         143         343
Other borrowings                          (70)         (17)         (87)       (324)        (17)       (341)
----------------------------------------------------------------------------------------------------------------
    Total interest expense             $3,720     $   (361)     $3,359       $3,304      $2,779      $6,083
================================================================================================================

INVESTMENTS

For additional information concerning securities (securities available for sale), see Note 4 of "Notes to Consolidated Financial Statements" at page 46 of the Annual Report and "Management Discussion - Securities" at page 28 of the Annual Report, all of which are incorporated herein by reference.

Investment securities are those securities which the Company has the ability and the intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities for the foreseeable future. Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks.

At December 31, 1996, all of the Company's securities were classified in the "available for sale" portfolio. At December 31, 1996, there were no securities of any issuer that exceeded ten percent of shareholders' equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of securities available for sale.

                                                                      Gross          Gross
                                                     Amortized      Unrealized     Unrealized       Market
 (in thousands)                                         Cost          Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------
December 31, 1996:
  U.S. Treasury & government agency                   $30,441           $40                        $30,481

  Mortgage-backed                                      10,874                         ($114)        10,760

  FHLB stock                                            4,248                                        4,248
-----------------------------------------------------------------------------------------------------------
    Total                                             $45,563           $40           ($114)       $45,489
===========================================================================================================

December 31, 1995:
  U.S. Treasury & government agency                   $ 6,935           $13                        $ 6,948

  Mortgage-backed                                      12,572                         ($126)        12,446

  FHLB stock                                            3,281                                        3,281
-----------------------------------------------------------------------------------------------------------
    Total                                             $22,788           $13           ($126)       $22,675
===========================================================================================================

December 31, 1994:
  Mortgage-backed                                     $ 3,079                         ($361)       $ 2,718
===========================================================================================================

At December 31, 1996 and 1995, the Company had no securities held for investment purposes. The following table summarizes the recorded value, gross unrealized gains and losses and the resulting market value of investment securities as of December 31, 1994:

                                                                      Gross          Gross
                                                      Recorded      Unrealized     Unrealized       Market
-----------------------------------------------------------------------------------------------------------
 (in thousands)                                        Value          Gains          Losses          Value
 December 31, 1994:
U.S. Treasury                                      $  1,003                         ($ 17)       $   986

Mortgage-backed                                      16,389                         ( 863)        15,526

FHLB stock and other                                  2,149                                        2,149
-----------------------------------------------------------------------------------------------------------
Total                                               $19,541                         ($880)       $18,661
===========================================================================================================

The following table provides the carrying values, maturities and weighted average yields of the Company's "available for sale" portfolio at December 31, 1996.

                                                                       Maturing
                                            ------------------------------------------------------------------
                                                          After 1       After 5
                                            Within 1     But Within   But Within     After 10
(dollars in thousands)                        Year        5 Years      10 Years        Years        Total
--------------------------------------------------------------------------------------------------------------
U.S. Treasury
  Balance                                   $15,040         $ 2,000                                  $ 17,040
  Weighted Average Yield                       5.74%           5.68%                                     5.73%

U.S. government agency
  Balance                                                    11,728                     $1,713         13,441
  Weighted Average Yield                                       6.56%                      6.51%          6.55%

Mortgage-backed (1)
  Balance                                                     8,801        $1,959                      10,760
  Weighted Average Yield                                       5.32%         6.17%                       5.47%

FHLB stock and other (2)
  Balance                                                                                4,248          4,248
  Weighted Average Yield                                                                  7.80%          7.80%
--------------------------------------------------------------------------------------------------------------
Total
  Balance                                   $15,040         $22,529        $1,959       $5,961        $45,489
  Weighted Average Yield                       5.74%           6.00%         6.17%        7.43%          6.11%
--------------------------------------------------------------------------------------------------------------

 (1) The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

 (2) The weighted average yield on FHLB stock is based upon the dividend yield and average balances for the 12 months ended December 31, 1996.

LENDING ACTIVITIES

The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

 (in thousands) December 31,               1996         1995          1994         1993          1992
-----------------------------------------------------------------------------------------------------------
Commercial business                       $169,318      $113,775     $ 72,829      $ 44,772      $ 16,511

Real estate:

  One-to four-family residential            67,709        67,991       76,260        55,804        53,161

  Five or more family residential and
   commercial properties                   128,803        97,103       68,531        45,193        30,681
-----------------------------------------------------------------------------------------------------------
    Total real estate                      196,512       165,094      144,791       100,997        83,842

Real estate construction:

  One- to four-family residential           21,380        22,741       17,411        16,328         9,408

  Five or more family residential and
   commercial properties                    10,680         8,884        4,004         4,799         4,689
-----------------------------------------------------------------------------------------------------------
    Total real estate construction          32,060        31,625       21,415        21,127        14,097

Consumer                                    48,807        43,343       30,860        14,417         6,584
-----------------------------------------------------------------------------------------------------------
  Subtotal                                 446,697       353,837      269,895       181,313       121,034

Less deferred loan fees and other             (602)         (744)        (899)         (297)         (237)
-----------------------------------------------------------------------------------------------------------
  Total loans                             $446,095      $353,093     $268,996      $181,016      $120,797
===========================================================================================================

Loans held for sale                      $  11,341      $  1,367     $  1,612      $  1,777      $  2,021
===========================================================================================================


         NOTE: During 1994, as part of its focus on loan quality, management developed more detailed statistical information on various types of lending. In this connection, the December 31, 1996, 1995 and 1994 loan balances in the table above reflect changes in classifications from prior periods. Due to the impracticality of developing similar information for prior period balances, prior period balances have not been restated and, as a result, are not comparable with December 31, 1996, 1995 and 1994.



The following table presents at December 31, 1996, (i) the aggregate maturities of loans in each major category of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year.

                                                                    Maturing
                                       ------------------------------------------------------------------
                                                            After 1 But       After Five
(in thousands)                            Within 1 Year    Within 5 Years       Years            Total
-----------------------------------------------------------------------------------------------------------
Commercial business                          $146,357          $22,509             $452         $169,318

Real estate construction                       31,852               55              153           32,060
-----------------------------------------------------------------------------------------------------------
        Total                                $178,209          $22,564             $605         $201,378
===========================================================================================================

Fixed rate loans                                               $17,561             $605        $  18,166

Variable rate loans                                              5,003                             5,003
-----------------------------------------------------------------------------------------------------------
        Total                                                  $22,564             $605        $  23,169
===========================================================================================================

Risk Elements

Risk elements consist of: (i) nonaccrual loans, which are loans placed on a nonaccrual basis generally when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest;
(ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) accruing loans which are contractually past due ninety days or more as to interest or principal payments; and (iv) potential problem loans, which are currently performing and are not included in nonaccrual or restructured loans, but about which there are serious doubts as to the borrower's ability to comply with present repayment terms and, therefore, will likely be included later in nonaccrual, past due or restructured loans.

The following table sets forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned ("REO"), total nonperforming assets, accruing loans past-due 90 days or more and potential problem loans of the Company.

 (in thousands) December 31,                  1996          1995         1994          1993         1992
-----------------------------------------------------------------------------------------------------------
 Nonaccrual                                $2,227       $   435       $   452       $1,631       $   650

 Restructured                                  25            29            44           94           109
-----------------------------------------------------------------------------------------------------------
    Total nonperforming loans               2,252           464           496        1,725           759

 Real estate owned                             40         3,304         3,227        3,305         2,959
-----------------------------------------------------------------------------------------------------------
    Total nonperforming assets             $2,292        $3,768        $3,723       $5,030        $3,718
===========================================================================================================

 Accruing loans past-due 90 days or                     $   152       $    82
   more
===========================================================================================================

 Potential problem loans                 $   213
===========================================================================================================


For information pertaining to risk elements, see the appropriate sections in "Management Discussion - Loan Portfolio" beginning at page 24 of the Annual Report, "Management Discussion - Nonperforming Assets" beginning at page 26 of the Annual Report and Note 5 of "Notes to Consolidated Financial Statements" beginning at page 47 of the Annual Report, all of which are incorporated herein by reference.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of net losses by loan type for the last five years.

(dollars in thousands) December 31,          1996          1995         1994          1993         1992
-----------------------------------------------------------------------------------------------------------
Total loans, net at end of period         $446,095     $353,093      $268,996     $181,016      $120,797
Daily average loans                        405,131      318,039       222,236      140,353       107,182
-----------------------------------------------------------------------------------------------------------

Balance of allowance for loan losses
  at beginning of period                  $  3,748     $  2,711      $  1,992     $  1,539      $  1,426

Charge-offs:

  Real estate:

    One- to four-family residential                                                                  (31)

    Five or more family residential and
     commercial properties                                                                           (18)

  Commercial business                         (514)        (148)         (258)         (72)          (45)

  Consumer                                    (170)        (115)         (106)         (38)          (32)
-----------------------------------------------------------------------------------------------------------
    Total charge-offs                         (684)        (263)         (364)        (110)         (126)

Recoveries:

  Real estate:

    One-to four-family residential                                                                     1

    Five or more family residential and
      commercial properties

  Commercial business                           17           45            83           56            47

  Consumer                                       3            5                          5            16
-----------------------------------------------------------------------------------------------------------
    Total recoveries                            20           50            83           61            64
-----------------------------------------------------------------------------------------------------------
      Net charge-offs                         (664)        (213)         (281)         (49)          (62)

Provision charged to expense                 1,420        1,250         1,000          502           170

Allowance acquired in purchase of
  branch                                                                                               5
-----------------------------------------------------------------------------------------------------------
Balance of allowance for loan losses at
  end of period                           $  4,504     $  3,748      $  2,711     $  1,992      $  1,539
===========================================================================================================

Ratio of net charge-offs during period
  to average loans outstanding               0.16%        0.07%         0.13%        0.03%         0.06%
===========================================================================================================



In determining the adequacy of the allowance, management considered numerous factors including the level of nonperforming loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values and uncertain economic conditions.

For additional information, see "Management Discussion - Provision and Allowance for Loan Losses" at page 27 of the Annual Report, which is incorporated herein by reference.

The table below shows the allocation of the Allowance for Loan Losses for the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors which may affect future loan losses in the categories of loans shown.

  (dollars in thousands)
    December 31,                  1996             1995              1994             1993             1992
-------------------------------------------------------------------------------------------------------------------
                                      % of              % of             % of             % of              % of
  Balance at End of                   Total            Total             Total            Total            Total
   Period Applicable to:     Amount   Loans*  Amount   Loans*   Amount   Loans*   Amount  Loans*   Amount   Loans*
-------------------------------------------------------------------------------------------------------------------
  Commercial business      $3,103    37.9%    $1,796    32.2%   $1,369     27.0%   $  389    23.6%   $  348   13.2%

  Real estate and
   construction:

    One- to four-family       933    19.9        560     25.6      687     34.7       489    42.6       390   53.4
      residential

    Five or more family
      residential             294    31.3        187     30.0      146     26.9       545    26.3       264   28.2
      and commercial
      properties

  Consumer                    402    10.9        284     12.2      216     11.4       138     7.5        88    5.2

  Unallocated                (228)               921               293                431               449
-------------------------------------------------------------------------------------------------------------------
    Total                  $4,504   100.0%    $3,748   100.0%   $2,711      100%   $1,992     100%   $1,539    100%
===================================================================================================================

 *Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

DEPOSITS

The following table presents the average balances outstanding and weighted average interest rate for each major category of deposits:

  years ended December 31,                  1996                       1995                      1994
-------------------------------------------------------------------------------------------------------------------
                                    Average      Average       Average     Average       Average      Average
 (dollars in thousands)             Balance      Rate Paid     Balance     Rate Paid     Balance      Rate Paid
-------------------------------------------------------------------------------------------------------------------
 Interest-bearing demand and
   money market accounts             $142,103       3.62%      $  79,706       3.95%      $  38,962      2.09%

 Savings accounts                      21,673        2.80         24,547        2.73         33,938       2.64

 Certificates of deposit              189,122        5.66        168,351        5.68        122,198       4.58
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits    352,898        4.67        272,604        4.91        195,098       3.74
 Demand and other
   noninterest-bearing                 60,691                     42,167                     26,238
-------------------------------------------------------------------------------------------------------------------
   Total deposits                    $413,589                   $314,771                   $221,336
===================================================================================================================



The following table shows the amount and maturity of certificates of deposit that had balances of more than $100,000:

(in thousands) December 31,                                                              1996
------------------------------------------------------------------------------------------------
Remaining maturity
  Three months or less                                                                  $38,318
  Over three through six months                                                          16,408
  Over six through twelve months                                                         18,870
  Over twelve months                                                                      7,626
------------------------------------------------------------------------------------------------
    Total                                                                               $81,222
================================================================================================

SIGNIFICANT FINANCIAL RATIOS

Ratios for the last three years, based on daily average balances, are as follows:

                                                            1996             1995             1994
------------------------------------------------------------------------------------------------------
Return on assets                                            0.73%            0.74%             (0.22%)

Return on equity                                            9.68             9.25              (2.12)

Dividend payout ratio

Equity to assets                                            7.55             7.95              10.38


SHORT-TERM BORROWINGS

At December 31, 1996, 1995 and 1994, there were no short-term (original maturity of one year or less) borrowings that exceeded 30 percent of shareholders' equity at the end of the period.

SUPERVISION AND REGULATION

The Company and Columbia Bank are subject to extensive federal and Washington state legislation, regulation and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions described herein.

THE COMPANY

The Company is subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"), as amended. As such, the Company is supervised by the Federal Reserve Board.

The Federal Reserve Board has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed by the Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies and individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1.0 million per day or order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act and other statutes with respect to state nonmember banks such as Columbia Bank.

The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Board's position that in serving as a source of strength to its subsidiary banks, bank holding companies should be prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Board to be an unsafe and unsound banking practice or a violation of the Board's regulations of both. The Federal Deposit Insurance Act requires an undercapitalized institution to submit to the Federal Reserve Board a capital restoration plan with a guarantee by each company having control of the bank's compliance with the plan.

The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows a bank holding company to acquire an interest in companies whose activities are found by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company must obtain the approval of the Federal Reserve before it acquires all, or substantially all, of any bank, or ownership or control of more than 5 percent of the voting shares of a bank.

The Company is required under the BHCA to file an annual report and periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Board may examine a bank holding company and any of its subsidiaries and charge the company for the cost of such an examination.

The Company and any subsidiaries which it may control are deemed "affiliates" within the meaning of the Federal Reserve Act, and transactions between bank subsidiaries of the Company and its affiliates are subject to certain restrictions. With certain exceptions, the Company and its subsidiaries also are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by the Company or its affiliates.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage ratio" of core capital to adjusted quarterly average total assets of a least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier I and Tier II) of 8%. At December 31, 1996, the Company's leverage ratio was 10.62% compared with 7.72% at December 31, 1995. The Company's Tier I and total capital ratios were 12.81% and 13.79%, respectively, at December 31, 1996, compared with 9.10% and 10.95% at December 31, 1995.

BANKING SUBSIDIARY

Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the FDIC. It is subject to regulation by the FDIC and the Division. Although Columbia Bank is not a member of the Federal Reserve System, the Federal Reserve Board's supervisory authority over the Company can also affect Columbia Bank.

Among other things, applicable federal and state statutes and regulations which govern a bank's operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

Columbia Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. Based upon such an evaluation, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the regulator-determined value and the book value of such assets. These examinations must be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

As a subsidiary of a bank holding company, Columbia Bank is subject to certain restrictions in its dealings with the Company and with other companies that may become affiliated with the Company.

Columbia Bank's deposits are insured by the FDIC through the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF").
Prior to enactment of recent legislation and promulgation of regulations thereunder, the FDIC's annual assessment rate for deposits ranged from 0.0% to 0.27% of insured deposits for the BIF and 0.23% to 0.31% of insured deposits for the SAIF, depending on an institution's risk classification. The recent legislation was enacted to resolve the difference in rates between the two funds. Pursuant to this legislation, the FDIC adopted regulations lowering the SAIF assessment rates to a range of 0.04% to 0.31% and then through application of an adjustment factor further reducing SAIF assessment rates to an effective range of 0.0% to 0.27%. The FDIC has also proposed to maintain the BIF assessment rate within a range of 0.0% and 0.27% of covered deposits. These rates essentially became effective October 1, 1996 for certain institutions, such as Columbia Bank. The legislation also resulted in a one-time special assessment of $612,000 for the Company. The special assessment, which is tax deductible, was recognized during the third quarter of 1996. Moreover, the legislation requires assessments on both SAIF and BIF members in order to service bonds issued in connection with the government resolution of the savings and loan crisis. This assessment is not tied to an institution's risk classification. The FDIC has estimated that for the next three years beginning on January 1, 1997 through December 31, 1999, an annual assessment of approximately 0.064% of covered deposits and 0.013% of covered deposits will be assessed upon SAIF- and BIF-insured deposits, respectively, and from January 1, 2000 through December 31, 2017, the assessment rate will be 0.024% of covered deposits for all insured institutions. If the deposit insurance funds are merged on January 1, 1999 pursuant to the legislation, then the uniform assessment rate to service the bonds will apply from that date forward. Management anticipates that its total assessment rate for deposits deemed to be SAIF-insured will be 0.064% for the year 1997. Management also anticipates that its total assessment rate for BIF-insured deposits will be 0.013% for the year 1997. At December 31, 1996, approximately $169.8 million, or 34.4%, of Columbia Bank's deposits were deemed to be SAIF-insured under the allocation formula.

Other Regulatory Developments

Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA, among other things, (i) created two deposit insurance pools within the FDIC; (ii) permitted commercial banks that meet certain housing- related asset requirements to secure advances and other financial services from local Federal Home Loan Banks; (iii) restructured the federal regulatory agencies for savings associations; and (iv) greatly enhanced the regulators' enforcement powers over financial institutions and their affiliates.

FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include, among other things, (i) a new method for calculating deposit insurance premiums based on risk, (ii) restrictions on acceptance of brokered deposits except by well- capitalized institutions, (iii) additional limitations on loans to executive officers and directors of banks,
(iv) the employment of interest rate risk in the calculation of risk-based capital, (v) safety and soundness standards that take into consideration, among other things, management, operations, asset quality, earnings and compensation,
(vi) a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category, and (vii) new disclosure and advertising requirements with respect to interest paid on savings accounts.

FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. Such banks, or their holding companies, are also required to establish audit committees comprised of directors who are independent of management. The Company had $588.9 million in assets at December 31, 1996, and thus became subject to the FDIC regulations on January
1, 1997.   The Bank has an Audit Committee of independent directors which meets the audited financial statement requirements of applicable regulations.

Also, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides banks with greater opportunities to merge with other institutions and to open branches nationwide. The Interstate Banking Act also allows a bank holding company whose principal operations are in one state to apply to the Federal Reserve for approval to acquire a bank that is headquartered in a different state. States cannot "opt out" but may impose minimum time periods, not to exceed five years, for the target bank's existence.

The Interstate Banking Act also allows bank subsidiaries of bank holding companies to establish "agency" relationships with their depository institution affiliates. In an agency relationship, a bank can accept deposits, renew time deposits, close and service loans, and receive payments for a depository institution affiliate. States cannot "opt out."

In addition, the Interstate Banking Act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision takes effect June 1, 1997, unless states enact laws to either (i) authorize such transactions at an earlier date or (ii) prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision takes effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank's primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks' main office and branching across state lines in advance of the June 1, 1997 date established by federal law.

Further effects on the Company may result from the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"). The Community Development Act (i) establishes and funds institutions that are focused on investing in economically distressed areas and (ii) streamlines the procedures for certain transactions by financial institutions with federal banking agencies.

Among other things, the Community Development Act requires the federal banking agencies to (i) consider the burdens that are imposed on financial institutions when new regulations are issued or new compliance burdens are created and (ii) coordinate their examinations of financial institutions when more than one agency is involved. The Community Development Act also streamlines the procedures for forming certain one-bank holding companies and engaging in authorized non-banking activities.

In addition to the changes to the BIF and SAIF assessment rates implemented by the legislation which was recently passed as part of the 1996 Omnibus spending bill, various regulatory relief provisions were enacted. The new legislation includes, among other things, changes to (I) the Truth in Lending Act and the Real Estate Settlement Procedures Act to coordinate and simplify the two laws' disclosure requirements; (ii) eliminate civil liabiltity for violations of the Truth in Savings Act after five years; and (iii) streamline the application process for a number of bank holding company and bank applications; (iv) establish a privilege from discovery in any civil or administrative proceeding or bank examination for any fair lending self-test results conducted by, or on behalf of, a financial institution in certain circumstances; (v) repeal the FDICIA requirement that independent public accountants attest to compliance with designated safety and soundness regulations; (vi) impose a continuous regulatory review of regulations to identify and eliminate outdated and unnecessary rules; and (vii) various other miscellaneous provisions to reduce bank regulatory burden.

The foregoing is just a brief summary of certain important statutes and regulations. It is impossible to determine with any certainty the impact, both operationally and financially, that enacted and proposed statutes and regulations will have on the Company and its subsidiary. Implementation of the new regulations has resulted and will result in initial costs to financial institutions. In addition, many of the new regulations include additional reporting requirements which will result in increased and recurring personnel and other costs.

ITEM 2.  PROPERTIES

The Company's executive offices and the Main Office of Columbia Bank are located in approximately 37,500 square feet of leased space in downtown Tacoma. The lease of the downtown Tacoma office has an initial lease term of seven years. With an expiration of August 2000, the lease agreement provides for one renewal option for three years and two additional renewal options for five years each. The base rent is approximately $34,000 per month for the first five years, subject to certain increases for landlord operating expenses. Beginning in the sixth year of the lease and at each five-year renewal date, the base rent may be adjusted pursuant to a formula which limits the adjustments to an average of 3% of the base rent per year or 15% of the base rent over the five-year renewal term. The downtown lease also includes customer and employee parking spaces at rates at or below current market rates for downtown parking. As of December 31, 1996, Columbia Bank had 11 offices in Pierce County, including the Main Office ( 8 leased and 3 owned), two offices in Longview (both owned), one office in Bellevue (leased), one office in
Federal Way (leased), and one office in Woodland (owned).   Commerce Plaza, one
of Columbia Bank's banking offices in Longview, houses a retail banking office and numerous retail and other tenants.

For additional information pertaining to properties, see Note 7 of "Notes to Consolidated Financial Statements" at page 49 of the Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 12 of "Notes to Consolidated Financial Statements" at page 53 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

For information concerning the Company's common stock and related security holder matters, see "Quarterly Common Stock Prices & Dividend Payments" at page 33 of the Annual Report, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

For selected financial data concerning the Company, see "Consolidated Highlights," "Consolidated Five-Year Statements of Operations" and "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at pages 15, 60 and 62, respectively, of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis, see "Consolidated Analysis of Changes in Interest Income and Expense" in Part I of this report, "Management Discussion and Analysis of Financial Condition and Results of Operations" at pages 20 through 33 of the Annual Report and "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at page 62 of the Annual Report, all of which are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For consolidated financial statements of the Company, see "Audited Financial Statements" beginning at page 36 of the Annual Report which is incorporated herein by reference. The "Summary of Quarterly Financial Information (Unaudited)" on page 59 of the Annual Report is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information concerning a change in the Company's independent accountant , see "Recent Change in Accounting Firms" on page 33 of the Annual Report, which is incorporated herein by reference.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Information With Respect to Nominees" beginning at page 2 of the Company's definitive Proxy Statement dated March 20, 1997 (the "Proxy Statement") for the annual meeting of shareholders to be held April 23, 1997.

The required information with respect to the executive officers of the Company is included under the caption "Executive Officers of the Company" in Part I of this report. Part I of this report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning executive compensation see "Executive Compensation" beginning at page 6 of the Proxy Statement, which is incorporated herein by reference. Neither the Report of the Personnel and Compensation Committee on Executive Compensation nor The Stock Performance Graph, both of which are contained in the Proxy Statement, are incorporated by this reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and of management see "Information With Respect to Nominees" beginning at page 2 and 12 of the Proxy Statement, which is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" beginning at page 13 of the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

List of Financial Statements and Financial Statement Schedules.

(a)  (1)   Financial Statements:
           The following consolidated financial statements of the Company., included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                                                                        Page
                                                                                                        ----
           Consolidated Statements of Operations--Years ended December 31, 1996, 1995 and 1994           36
           Consolidated Balance Sheets--December 31, 1996 and 1995                                       38
           Consolidated Statements of Shareholders' Equity--Years ended
              December 31, 1996, 1995 and 1994                                                           40
           Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994           42
           Notes to Consolidated Financial Statements                                                    44
           Report of Independent Accountants                                                             35

     (2)   Exhibits:
           See "Index to Exhibits" at page 23 of this Form 10-K.

(b)  Reports on Form 8-K:
     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1997.
                                        Columbia Banking System, Inc.
                                        (Registrant)

                                        By     /s/ A. G. Espe
                                           ------------------------------
                                                    A. G. Espe
                                                   Chairman and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of March, 1997.

                                        Principal Executive Officer:


                                              /s/ A. G. Espe
                                        ------------------------------
                                                  A. G. Espe
                                                 Chairman and
                                           Chief Executive Officer


                                        Principal Financial Officer:


                                             /s/ Gary R. Schminkey
                                        ------------------------------
                                               Gary R. Schminkey
                                           Senior Vice President and
                                             Chief Financial Officer

A. G. Espe, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on March 24, 1997 as attorney-in-fact for the following directors who constitute a majority of the board of directors.



                W. Barry Connoley              Robert Quoidbach

                Richard S. DeVine              Donald Rodman

                Jack Fabulich                  Frank Russell

                Jonathan Fine                  Sidney R. Snyder

                Margel Gallagher               James M. Will, Jr.

                John A. Halleran





                                              /s/ A. G. Espe
                                        ------------------------------
                                                  A. G. Espe
                                               Attorney-in-fact
                                                March 24, 1997

INDEX TO EXHIBITS

Exhibit
  No.
--------
3         (a)  Restated Articles of Incorporation of the Company. (1)

          (b)  Restated Bylaws of the Company. (4)

4         Form of Indenture. (1)

10        (a)  Lease dated May 7, 1993 between the Company and William B.
                 Swensen Enterprises for Tacoma Main Office premises of Columbia Bank. (2)

          (b)  Amended Employee Stock Option Plan dated July 19, 1993. (2)

         *(c)  Amended Employment Agreement dated December 30, 1993 between the
                 Company and A. G. Espe. (3)

         *(d) Amended Employment Agreement between the Company and A. G. Espe, dated as of September 25, 1996, effective January 1, 1997. (6)

         *(e)  Amended Employment Agreement dated December 30, 1993 between the
                 Company and W. W. Philip, as further amended effective December 29, 1995. (7)

         *(f)  Amended Employment Agreement between the Company and W. W.
                 Philip dated as of September 25, 1996, effective January 1, 1997, except with respect to section 4.3 (granting restricted stock award) which is immediately effective. (6)

          (g) Agreement of September 30, 1994 with the Federal Deposit Insurance Corporation regarding termination of the Assistance Agreement dated August 2, 1988 among the Federal Savings and Loan Insurance Corporation, Columbia Savings Bank and the Company. The termination agreement also resulted in the termination of the Regulatory Capital Maintenance Agreement dated August 2, 1988 among the Company, Stanley B. Rose Company, Stanley B. Rose, Columbia Savings Bank and the Federal Savings and Loan Insurance Corporation. (4)

          (h) Amended Agreement Granting Options to NorCap, Ltd. to Purchase Shares of Common Stock of the Company dated September 26, 1990. (1)

          (i) Cash or Deferred Profit Sharing Plan effective as of July 1, 1992. (2)

          (j) Data processing servicing agreement dated May 3, 1993 between the Company and M&I Data Services. (3)


11         Statement re computation of per share earnings.

13 The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996. (5)

21         Subsidiaries of the Company are:
             (a) Columbia State Bank, Tacoma, Washington, a Washington
                 state-chartered commercial bank.

24         Powers of Attorney dated February 26, 1997.

         (1) Incorporated by reference to the Form S-1 (Registration No. 33-47711) previously filed by the Company, declared effective on June 16, 1992.

         (2) Incorporated by reference to the Form SB-2 (Registration No. 33-66224) previously filed by the Company, declared effective on August 16, 1993.

         (3) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1993 previously filed by the Company.

         (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1994 previously filed by the Company.

         (5) Portions of the Annual Report to Shareholders have been specifically incorporated by reference elsewhere in this report.

         (6) Incorporated by reference to the Form S-2 (Registration No. 333-14465) previously filed by the Company, declared effective November 12, 1996.

         (7) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995 previously filed by the Company.

         * The listed documents are management contracts which contain compensatory arrangements.