Form 10-Q
period 1997-03-31
COLUMBIA BANKING SYSTEM INC
filed 1997-05-14
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.

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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at April 30, 1997 was 5,225,578.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                               Page
Item 1. Financial statements

      Consolidated Statements of Operations - three months
             ended March 31, 1997 and 1996                      2

      Consolidated Balance Sheets - March 31, 1997
             and December 31, 1996                              3

		    Consolidated Statements of Shareholders' Equity -
             twelve months ended December 31, 1996 and
             three months ended March 31, 1997                  4

   			Consolidated Statements of Cash Flows -
             three months ended March 31, 1997 and 1996         5

   			Notes to consolidated financial statements                6


Item 2. Management Discussion and Analysis of Financial         8
	          Condition and Results of Operations



PART II -- OTHER INFORMATION


Item 6.         Exhibits and reports on Form 8-K               16

                       Signatures                              16

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

                                                         Three Months Ended
                                                               March 31,
(in thousands except per share)                            1997       1996
-----------------------------------------------------------------------------
Interest Income
Loans                                                     $10,293    $ 8,198
Securities available for sale                                 683        410
Deposits with banks                                           377        178
-----------------------------------------------------------------------------
Total interest income                                      11,353      8,786

Interest Expense
Deposits                                                    4,649      3,795
Federal Home Loan Bank advances                               430        437
Other borrowings                                                          64
-----------------------------------------------------------------------------
Total interest expense                                      5,079      4,296
-----------------------------------------------------------------------------
Net Interest Income                                         6,274      4,490
Provision for loan losses                                     400        330
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses                                  5,874      4,160

Noninterest Income
Service charges and other fees                                727        551
Mortgage banking                                               93        160
Credit card fees and other                                    670        454
-----------------------------------------------------------------------------
Total noninterest income                                    1,490      1,165

Noninterest Expense
Compensation and employee benefits                          2,638      1,819
Occupancy                                                     879        816
Professional services                                         112        124
Advertising and promotion                                     221        180
Printing and supplies                                         155         89
Regulatory premiums and assessments                            39         64
Data processing                                               269        158
Gains on, and net cost of,
 real estate owned                                             (3)
Other                                                       1,575      1,267
-----------------------------------------------------------------------------
Total noninterest expense                                   5,885      4,517
-----------------------------------------------------------------------------
Income before income taxes                                  1,479        808
Provision for income taxes                                    426
-----------------------------------------------------------------------------
Net Income                                                $ 1,053    $   808
=============================================================================

Per share (on average shares outstanding):
  Net Income                                              $  0.19    $  0.22
  Fully diluted net income                                   0.19       0.22
Average number of common and common
  equivalent shares outstanding                             5,604      3,720
Fully diluted average common and common
  equivalent shares oustanding                              5,609      3,986

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

                                                     March 31,    December 31,
(in thousands)                                          1997          1996
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  27,522    $  32,092
Interest-earning deposits with banks                    28,069       38,086
Securities available for sale:
  U.S. Treasury & Government Agencies                   30,467       30,481
  Mortgage-backed                                       10,334       10,760
  FHLB stock                                             4,324        4,248
-----------------------------------------------------------------------------
   Total securities available for sale                  45,125       45,489
Loans held for sale                                     11,503       11,341
Loans                                                  476,607      446,095
   Less: allowance for loan losses                       4,806        4,504
-----------------------------------------------------------------------------
  Loans, net                                           471,801      441,591
Interest Receivable                                      3,450        3,347
Premises and equipment, net                             18,736       15,250
Real estate owned                                          260           40
Other                                                    2,041        1,680
-----------------------------------------------------------------------------
Total Assets                                          $608,507     $588,916
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $ 91,512     $ 83,983
  Interest-bearing                                     430,407      409,239
-----------------------------------------------------------------------------
    Total Deposits                                     521,919      493,222
Federal Home Loan Bank advances                         22,000       32,000
Other liabilities                                        4,582        4,734
----------------------------------------------------------------------------
    Total liabilities                                  548,501      529,956
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
                            March 31, December 31,
 Common stock (no par value)  1997         1996
			    ---------   ----------
   Authorized shares         10,000       10,000
   Issued and outstanding     5,207        5,185        56,446       56,340
 Retained Earnings                                       3,747        2,694
 Unrealized losses on securities
   available for sale, net of tax                         (187)         (74)
-----------------------------------------------------------------------------
    Total shareholders' equity                          60,006       58,960
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $608,507     $588,916
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1995      3,274  $30,806     $1,274       ($113)       $31,967

Net income                                  3,577                      3,577
Issuance of shares
 of common stock, net   1,492   20,868                                20,868
Issuance of shares
 of common stock -
  5% stock dividend       164    2,157     (2,157)
Conversion of Convertible
 Subordinated Notes       255    2,509                                 2,509
Change in unrealized
 gains and (losses)                                        39             39
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      5,185   56,340      2,694         (74)        58,960

Net income                                  1,053                      1,053
Issuance of shares
 of common stock, net      22      106                                   106
Change in unrealized gains
 and (losses),net of tax                                 (113)          (113)
-----------------------------------------------------------------------------
Balance at
 March 31, 1997         5,207  $56,446     $3,747       ($187)       $60,006
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                           Three Months Ended
                                                                March 31,
(in thousands)                                               1997       1996
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 1,053   $   808
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                    400       330
  Losses on real estate owned                                    3        41
  Depreciation and amortization                                600       464
  Deferred income taxes                                        186
  Net realized losses (gains) on sale of investments            (4)       40
  Increase in loans held for sale                             (162)   (1,178)
  Increase in interest receivable                             (103)      (48)
  Increase in interest payable                                 175        49
  Net changes in other assets and liabilities                 (797)   (1,017)
-----------------------------------------------------------------------------
   Net cash provided (used) by operating activities          1,351      (511)

Investing Activities
 Proceeds from maturities of securities
  available for sale                                            21       207
 Purchases of securities available for sale                   (271)  (10,626)
 Proceeds from maturities of mortgage-backed
  securities available for sale                                385       333
 Loans originated and acquired, net of principal collected (31,014)  (17,201)
 Purchases of premises and equipment                        (3,899)     (275)
 Proceeds from disposal of premises and equipment                5       140
 Proceeds from sale of real estate owned                        32     3,263
-----------------------------------------------------------------------------
   Net cash used by investing activities                   (34,741)  (24,159)

Financing Activities
 Net increase in deposits                                   28,967    23,854
 Proceeds from FHLB advances and other long-term debt                 10,000
 Repayment of FHLB advances and other long-term debt       (10,000)
 Proceeds from issuance of common stock                        106        53
-----------------------------------------------------------------------------
   Net cash provided by financing activities                18,803    33,907
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents        (14,587)    9,237
 Cash and cash equivalents at beginning of period           70,178    30,879
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 55,591  $ 40,116
=============================================================================

Supplemental information:
  Cash paid for interest                                  $  4,904  $  4,246
  Loans foreclosed and transferred to real estate owned        260
  Issuance of common stock from conversion of convertible
   subordinated notes                                                     14

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.  Basis of Presentation
 The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be anticipated for the year ending December 31, 1997. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Columbia Banking System's (the Company) annual report on Form 10-K for the year ended December 31, 1996.


2.  Summary of Significant Accounting Changes
 In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The statement is effective for years ending after December 15, 1997, for both interim and annual periods, and replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The adoption of this Statement is not expected to have a material impact on earnings per share reported by the Company.


3.  Sale of Bank Card Operations
 During the first quarter, the Company signed an agreement to sell its VISA card operation and related loan portfolio to The Columbus Bank and Trust Company. The sale, which closed on April 7, 1997, will result in a one-time gain of approximately $1.0 million. The sale of the business is not expected to have a material effect on results of operations in future periods. The proceeds of the sale will be invested principally in loans to local businesses and consumers.

4.  Subsequent Event - Stock Dividend
 On April 23, 1997, the Company announced a 5% stock dividend payable on
 May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
 outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                                                  Three Months Ended   Increase
                                                        March 31,     (Decrease)
(in thousands)                                       1997      1996     Amount
--------------------------------------------------------------------------------
ASSETS
Loans                                              $469,076  $364,528  $104,548
Securities                                           45,323    28,748    16,575
Interest-earning deposits with banks                 29,160    13,236    15,924
--------------------------------------------------------------------------------
Total interest-earning assets                       543,559   406,512   137,047

Noninterest-earning assets                           41,075    29,073    12,002
--------------------------------------------------------------------------------
  Total assets                                     $584,634  $435,585  $149,049
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits                          $412,797  $316,817  $ 95,980
Federal Home Loan Bank advances                      30,778    31,295      (517)
Convertible subordinated notes                                  2,684    (2,684)
--------------------------------------------------------------------------------
  Total interest-bearing liabilities               $443,575   350,796    92,779

Noninterest-bearing deposits                         77,578    49,837    27,741
Other noninterest-bearing liabilities                 3,758     2,951       807
Shareholders' Equity                                 59,723    32,001    27,722
--------------------------------------------------------------------------------
Total liabilities and shareholders'equity          $584,634  $435,585  $149,049
================================================================================

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.


Earnings Summary

Net income for the three months ended March 31, 1997 was $1.1 million, or $0.19 per share, compared to $808,000, or $0.22 per share, for the same
period in 1996, an increase in net income of 30.3%.   The increase in net
income was primarily due to increased revenue resulting from continued loan and deposit growth. While net income increased, earnings per share decreased
 13.6% reflecting the issuance of 1.445 million shares of Common Stock in the fourth quarter of 1996.

During 1996, the Company benefited from utilization of its net operating loss carryforwards for federal income tax purposes. Therefore, the Company had no federal income tax provision for the three months ended March 31, 1996. Had the earnings been fully taxed, net income for the three months ended March 31, 1996 would have been approximately $520,000 or $0.15 per share.

On a comparable fully taxed basis, net income increased to $1,053,000 in the first quarter of 1997, from $520,000 for the first quarter of 1996, an increase of $533,000 or 103%. Income before income taxes for the first quarter of 1997 was $1.5 million, an increase of 86% over $808,000 for the same period one year ago.

The Company's goal is to create, over the next several years, a well-capitalized, customer focused, Pacific Northwest commercial banking institution with a significant presence in selected markets and total assets in excess of $1.0 billion. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking
relationships) and acquisitions.   In particular, the Company anticipates
continued expansion in Pierce County, north into King County (the location of Seattle and Bellevue) and south into Thurston County (the location of the state capital, Olympia). In order to fund its commercial and consumer lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its commercial lending activities rapidly while attracting a stable core deposit base.

During the first quarter of 1997, the Company opened a second Bellevue branch
and a new branch in Kent.   Columbia Bank has opened 14 branch locations
since beginning its major Pierce County expansion in August 1993, and now has 18 branches, 3 in Cowlitz County, 4 in King County and 11 in Pierce County. The Company has regulatory approval to open three additional branches in Pierce County and one in King County. During 1997, the Company anticipates the establishment of new branches and the relocation of the Spanaway, Edgewood, and Kent branches from temporary to permanent facilities. New branches normally do not contribute to net income for many months after opening.

Net Interest Income

Net interest income for the first quarter of 1997 increased to $6.3 million, or 39.7%, from $4.5 million in the first quarter of 1996. The increase in net interest income in the first quarter of 1997 is largely due to the
overall growth of the Company.   Net interest income was favorably affected
by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. Average interest-earning assets increased $137.0 million, while average interest-bearing liabilities increased $92.8 million compared with the same period in 1996.

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.68% in the first quarter of 1997 from 4.43% in the
first quarter of 1996.   The increase in net interest margin is primarily
the result of the growth in earning assets at increased spreads.   While
interest-earning assets grew, the average yield decreased 0.20% to 8.47% for the first quarter of 1997 from 8.67% in the same period of 1996.
The average cost of interest-bearing liabilities decreased 0.27% to 4.64% for the first quarter of 1997 from 4.91% in the same period of 1996.


Noninterest Income and Expense

Total noninterest income increased $325,000, or 27.9%, in the first quarter of 1997, compared with the same period in 1996. Increases in noninterest income in the first quarter of 1997 were made up of account service charges, and bank card revenue.

Total noninterest expense increased $1.4 million, or 30.3% in the first quarter of 1997, compared with the same period in 1996. The increase is primarily due to expenses associated with the expansion of Columbia Bank. Total noninterest expense was 75.8% and 79.9% of total revenues (the sum of net interest income plus noninterest income less nonrecurring gains) for the first quarter of 1997 and 1996, respectively. Increases in noninterest expense are centered in compensation (offset in part by deferrals related to loan originations), occupancy, advertising, printing and supplies, data processing and other expense. In general, increases in noninterest expense are due to the growth of the Company, establishment of branches, and the associated "volume driven" expenses. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company pursues its commitment to more efficient operations and as projected asset growth materializes.

During the first quarter, the Company signed an agreement to sell its VISA card operation and related loan portfolio to The Columbus Bank and Trust Company. The sale, which closed on April 7, 1997, will result in a one-time gain of approximately $1.0 million. The sale of the business is not expected to have a material effect on results of operations in future periods.
Noninterest income and expense levels will decline in future periods as a result of the sale of the card operations. For the first quarter, VISA card operations recorded $107,000 of noninterest income and $66,000 of noninterest expense. The proceeds of the sale will be invested principally in loans to local businesses and consumers.

Income Taxes

Prior to December 31, 1996, for federal income tax purposes, the Company had net operating loss ("NOL") carryforwards. The carryforwards were used, subject to certain restrictions and limitations, to offset taxable income and the tax liability of the Company. At December 31, 1996, all available NOL carryforwards had been utilized to offset taxable income and the Company is now fully taxable.

For the first quarter of 1997, the Company recorded an income tax provision of $426,000.


Lending Activities

The Company originates a wide variety of loans. Consistent with the trend beginning in 1993, the Company continues to increase commercial business loans and consumer loans as a percentage of its total loan portfolio. The Company also emphasizes its private banking services to high income and high net worth individuals.


Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

                                     March 31,   % of   December 31,  % of
(in thousands)                         1997      Total      1996      Total
-----------------------------------------------------------------------------
 Commercial                           $188,069   39.5%    $169,318   38.0%
 Real estate:
   One-to four-family residential       59,065   12.4       67,709   15.1
   Five or more family residential and
     commercial properties             141,255   29.6      128,803   28.9
-----------------------------------------------------------------------------
      Total real estate                200,320   42.0      196,512   44.0
 Real estate construction:
   One-to four-family residential       19,105    4.0       21,380    4.8
   Five or more family residential and
     commercial properties              18,103    3.8       10,680    2.4
-----------------------------------------------------------------------------
      Total real estate construction    37,208    7.8       32,060    7.2
 Consumer                               51,744   10.9       48,807   10.9
-----------------------------------------------------------------------------
    Sub-total loans                    477,340  100.2      446,697  100.1
 Less: Deferred loan fees                 (734)  (0.2)        (602)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $476,607  100.0%    $446,095  100.0%
=============================================================================
Loans held for sale                   $ 11,503            $ 11,341
=============================================================================

Total loans increased $30.5 million, or 6.8%, to $476.6 million from year-end 1996. All categories contributed to the increase except for the one- to four-family residential category which experiences seasonal declines during the first quarter.

Commercial and Private Banking Lending

Commercial loans increased to $188.1 million at March 31, 1997, representing 39.5% of total loans, from $169.3 million at December 31, 1996. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market area. The Company expects to continue to expand its commercial lending products and emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential Real Estate Lending.
Residential one- to four-family loans amounted to $59.1 million at March 31, 1997, representing 12.4% of total loans, compared to $67.7 million at December 31, 1996. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Multi-family and Commercial Real Estate Lending.
The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $141.3 million at March 31, 1997, representing 29.6% of total loans, from $128.8 million at December 31, 1996. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better.

Construction Lending.

One- to Four-Family Residential Real Estate Construction Lending.
The Company originates one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures. Construction loans on one- to four-family residences decreased to $19.1 million at March 31, 1997, representing 4.0% of total loans, from $21.4 million at December 31, 1996.

Multi-family and Commercial Real Estate Construction Lending.
Multi-family and commercial real estate construction loans increased
$7.4 million to $18.1 million at March 31, 1997, representing 3.8% of total loans, from $10.7 million at December 31, 1996.

Consumer Lending.

At March 31, 1997, the Company had $51.7 million of consumer loans outstanding, representing 10.9% of total loans, as compared with $48.8 million at December 31, 1996. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

At March 31, 1997, the Company had no foreign loans or loans related to highly leveraged transactions.

Nonperforming Assets

The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

                                                    March 31,   December 31,
(in thousands)                                        1997          1996
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $1,095        $1,645
  Commercial land                                        61
  Commercial business                                   400           385
  Consumer                                              165           197
-----------------------------------------------------------------------------
    Total                                            $1,721        $2,227
-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                     $   24        $   25
-----------------------------------------------------------------------------
    Total                                            $   24        $   25
-----------------------------------------------------------------------------
    Total nonperforming loans                        $1,745        $2,252
=============================================================================
 Real estate owned:
  One-to four-family residential construction        $  260
  Five or more family residential and
    commercial properties                                          $   40
-----------------------------------------------------------------------------
    Total                                            $  260        $   40
=============================================================================
    Total nonperforming assets                       $2,005        $2,292
=============================================================================

The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans decreased to $1.7 million, or 0.37% of total loans (excluding loans held for sale), at March 31, 1997 from $2.3 million, or 0.51% of total loans at December 31, 1996 due principally to the reduction of nonperforming loans secured by real estate.

During the first quarter of 1997, the Company foreclosed on $260,000 of loans collaterlalized by real estate and transferred them to real estate owned.

Total nonperforming assets decreased to $2.0 million, or 0.33% of period-end assets at March 31, 1997 from $2.3 million, or 0.39% of period-end assets at December 31, 1996.

Analysis of Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. This includes a review of problem loans, business conditions and loss experience, and overall evaluation of the quality of the underlying collateral, holding and disposal costs and costs of capital. The allowance is increased by provisions charged to operations, and is reduced by loans charged off, net of recoveries.

While management believes that it uses reasonable information to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The allowance for loan losses at March 31, 1997 remained at 1.01% of loans (excluding loans held for sale at each date), the same as at December 31, 1996. Although the allowance for loan losses increased by $302,000 during the first quarter of 1997, a $36,000 increase in net loan charge-offs compared with the first quarter of 1996 and a $30.5 million, or 6.8%, increase in loans since year-end 1996 left the ratio unchanged. Net loan charge-offs amounted to $99,000 for the first quarter of 1997 compared with net loan charge-offs of $63,000 for the same period in 1996. The Company's provision for loan losses was $400,000 for the first quarter of 1997, compared with $330,000 for the first quarter of 1996.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                                                       Three Months Ended
                                                            March 31,
(in thousands)                                           1997       1996
----------------------------------------------------------------------------
 Beginning balance                                      $4,504     $3,748
 Charge offs:
  Commercial business                                                 (26)
  Consumer                                                (117)       (39)
----------------------------------------------------------------------------
   Total charge-offs                                      (117)       (65)
 Recoveries:
  Commercial business                                       18          2
  Consumer                                                   1
----------------------------------------------------------------------------
   Total recoveries                                         19          2
----------------------------------------------------------------------------
 Net (charge-offs) recoveries                              (99)       (63)

 Provision charged to expense                              400        330
----------------------------------------------------------------------------
 Ending balance                                         $4,806     $4,015
============================================================================

Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, brokered deposits and advances from Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.


Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and certificates of deposit. Total deposits increased 5.8% to $521.9 million at March 31, 1997, from $493.2 million at December 31, 1996.

To fund the growth of the Company, management's strategy has been to make use of brokered and other wholesale deposits while working to build core deposits as rapidly as possible through the Company's development of commercial banking relationships and its branch network. The Company's use of brokered and other wholesale deposits has decreased since year-end 1996, though management anticipates continued, and perhaps increasing, use of such deposits to fund increasing loan demand. The deposit increase of $28.7 million during the first quarter of 1997 occurred entirely in "core deposits". Brokered and other wholesale deposits (excluding public deposits) decreased $17.6 million to $12.7 million, or 2.4% of total deposits, at March 31, 1997, from $30.3 million, or 6.1% of total deposits, at December 31, 1996.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances decreased $10.0 million during the first quarter of 1997 to $22.0 million. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.

Capital

Shareholders' equity at March 31, 1997 was $60.0 million compared with $59.0 million at December 31, 1996. The increase is due to improved net income during the first quarter of 1997. Shareholders' equity was 9.9% and 10.0% of total period-end assets at March 31, 1997 and December 31, 1996, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 1997, the Company's leverage ratio was 10.27%, compared with 10.62% at December 31, 1996. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 12.11% and 13.08%, respectively, at March 31, 1997, compared with 12.81% and 13.79%, respectively, at December 31, 1996.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at March 31, 1997. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
outstanding, net income per share and book value per share have been adjusted
to give retroactive effect to all periods presented.   The retroactive impact
on earnings per share for the three months ended March 31, 1997 and 1996, is a reduction of $.01 per share.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit 3  - Restated Bylaws of the Company
     See Exhibit 11 - Computation of Fully Diluted Earnings per Common Share See Exhibit 27 - Financial Data Schedule

(b) On March 14, 1997, the Company filed a Form 8-K/A, Amendment No.1 to Form 8-K filed March 5, 1997 announcing a change in the Company's Certifying Accountant.


				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    May 9, 1997               By     /s/ A. G. Espe
	 -----------------------------     -----------------------------
						  A. G. Espe
						 Chairman and
					   Chief Executive Officer




     Date    May 9, 1997               By     /s/ Gary R. Schminkey
	 -----------------------------     -----------------------------
                                                  Gary R. Schminkey
                                              Senior Vice President and
                                               Chief Financial Officer
					   (Principal Financial Officer)

                                   Exhibit 3

	RESTATED BYLAWS OF
	COLUMBIA BANKING SYSTEM, INC.




	February 26, 1997

	TABLE OF CONTENTS

                                               Page

ARTICLE 1 - MEETINGS OF SHAREHOLDERS            1

	Section 1.1 - Shareholder Meetings	1
        Section 1.2 - Annual Meeting            1
        Section 1.3 - Special Meetings          1
        Section 1.4 - Notice                    1
        Section 1.5 - Quorum                    2
        Section 1.6 - Adjournment               2
	Section 1.7 - Chairman of Meeting	2
	Section 1.8 - Secretary of Meeting	2
	Section 1.9 - Conduct of Meetings	2
	Section 1.10 - Consent to Action	2
        Section 1.11 - Proxies                  2
	Section 1.12 - Shareholder Advisor	3
	Section 1.13 - Recording of Proceedings	3
        Section 1.14 - Record Date              3
	Section 1.15 - List of Shareholders	3

ARTICLE 2 - DIRECTORS                           4

	Section 2.1 - Management of Corporation	4
	Section 2.2 - Number of Directors	4
	Section 2.3 - Qualifications and Nominations
                        of Directors            4
        Section 2.4 - Annual Meetings           4
        Section 2.5 - Place of Meetings         4
        Section 2.6 - Regular Meetings          4
        Section 2.7 - Special Meetings          4
        Section 2.8 - Notices                   4
        Section 2.9 - Quorum                    5
	Section 2.10 - Attendance by Conference
			Telecommunication	5
	Section 2.11 - Consent to Action	5
        Section 2.12 - Compensation             5
        Section 2.13 - Manifestation of Dissent 6

ARTICLE 3 - COMMITTEES OF THE BOARD OF DIRECTORS  6

	Section 3.1 - Executive Committee	5
        Section 3.2 - Audit Committee           6
        Section 3.3 - Other Committees          7
	Section 3.4 - Rules of Procedure	7

ARTICLE 4 - OFFICERS AND EMPLOYEES              7

        Section 4.1 - Officers                  7
        Section 4.2 - Election                  7
	Section 4.3 - Removal and Vacancy	8
        Section 4.4 - Compensation              8
        Section 4.5 - Exercise of Rights as Stockholders  8
	Section 4.6 - Duties of Chairman of the Board	8
	Section 4.7 - Duties of Vice Chairman	9
	Section 4.8 - Duties of President	9
	Section 4.9 - Duties of Vice President	9
	Section 4.10 - Duties of Secretary	9
	Section 4.11 - Duties of Treasurer	9
        Section 4.11 - Other Officers           9
        Section 4.12 - Clerks and Agents       10

ARTICLE 5 - SHARES AND CERTIFICATES FOR SHARES 10

        Section 5.1 - Consideration            10
        Section 5.2 - Stock Certificates       10
        Section 5.3 - Lost Certificates        10
        Section 5.4 - Transfer of Shares       11
        Section 5.5 - Holder of Record         11
        Section 5.6 - Issuance of Shares       11
        Section 5.7 - Subscriptions            11
        Section 5.8 - Payment of Subscriptions 11
        Section 5.9 - Default in Payment of Subscriptions  12

ARTICLE 6 - SEAL                               12

        Section 6.1 - Corporate Seal           12

ARTICLE 7 - MISCELLANEOUS PROVISIONS           12

        Section 7.1 - Fiscal Year              12
        Section 7.2 - Records                  12

ARTICLE 8 - BYLAWS                             13

        Section 8.1 - Inspection               13
        Section 8.2 - Amendments               13

RESTATED BYLAWS OF
COLUMBIA BANKING SYSTEM, INC.


ARTICLE 1

Meetings of Shareholders

SECTION 1.1 - Shareholder Meetings. Shareholder meetings shall be held at the principal office of the corporation, or at such other location within or without the State of Washington as shall be determined by the Board of Directors and stated in the Notice of Meeting.

SECTION 1.2 - Annual Meeting. The regular annual meeting of the shareholders for the election of directors and for the transaction of such other business as may properly be brought before the meeting shall be held on such day and at such time following the close of the corporation's fiscal year as shall be determined each year by the Board of Directors. If such annual meeting is omitted by oversight or otherwise during such period, a subsequent annual meeting may nonetheless be held, and any business transacted or elections held at such meeting shall be as valid as if the annual meeting had been held during the period provided above.

SECTION 1.3 - Special Meetings. Special meetings of the shareholders may be called at any time by the Chairman, the President, a majority of the Board of Directors, or any shareholder or shareholders holding in the aggregate not less than one-tenth of all shares entitled to vote at the special meeting. Shareholders may hold a meeting at any time and place without notice or call, upon appropriate waivers signed by all shareholders who are entitled to vote at a shareholders' meeting.

SECTION 1.4 - Notice. Written notice stating the place, day, and hour of the meeting, and in case of a special meeting the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more that sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary, or the person or persons calling the meeting to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation. Each shareholder shall be responsible for providing the Secretary with the shareholder's current mailing address to which notices of meetings and all other corporate notices may be sent. A shareholder may waive any notice required for any meeting by executing a written waiver of notice either before or after said meeting and such waiver shall be equivalent to the giving of such notice. The attendance of a shareholder at a shareholders' meeting, in person or by proxy, shall constitute a waiver of notice of the meeting.

SECTION 1.5 - Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. When a quorum is present at any meeting, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless otherwise provided by law.

SECTION 1.6 - Adjournment. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders.

SECTION 1.7 - Chairman of Meeting. The Chairman, or in his absence, the President or the Vice Chairman, shall preside at all meetings of the shareholders unless the Board of Directors shall otherwise determine. The Board of Directors may appoint any shareholder to act as chairman of the meeting.

SECTION 1.8 - Secretary of Meeting. The Secretary shall act as a secretary at all meeting of the shareholders, and in his absence, the presiding officer may appoint any person to act as secretary.

SECTION 1.9 - Conduct of Meetings. Shareholder meetings shall be conducted in an orderly and fair manner, but the presiding officer shall not be bound by any technical rules of parliamentary procedure.

SECTION 1.10 - Voting. Each outstanding share shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholder.

SECTION 1.11 - Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder of by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

SECTION 1.12 - Shareholder Advisor. A shareholder or holder of a valid proxy may be accompanied at any shareholders' meeting by one personal advisor, but no such advisor may address the meeting without the consent of the presiding officer.

SECTION 1.13 - Recording of Proceedings. The proceedings of a shareholders' meeting may not be mechanically or electronically recorded other than by the Secretary or acting secretary without the express approval of all individuals in attendance at the meeting.

SECTION 1.14 - Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders. Such date in any case shall not be more than sixty (60) days and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed by the Board of Directors, the date on which notice of the meeting is mailed or the date on which the resolution of the Board declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

SECTION 1.15 - List of Shareholders. The Secretary of the corporation shall make a complete record of the shareholders entitled to vote at a meeting of shareholders, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each as shown on the corporation's stock transfer books on the record date. Such record shall be kept on file a the registered office of the corporation for a period of ten
(10) days prior to the meeting of shareholders. Such record shall be produced and kept open at the time and place of the shareholders' meeting and shall be subject to the inspection of any shareholder during the meeting for any proper purpose.

ARTICLE 2

Directors

SECTION 2.1 - Management of Corporation. All corporate powers shall be exercised by, or under authority of, and the business and affairs of the corporation shall be managed under the direction of the Board of Directors (hereinafter sometimes referred to as the "Board").

SECTION 2.2 - Number of Directors. The initial number of directors is stated in the Articles of Incorporation. The number to be elected by the shareholders shall consist of not less than five (5) nor more than twenty-five (25) persons. The exact number within such minimum and maximum limits shall be fixed and determined by resolution of the
Board of Directors.

SECTION 2.3 - Qualifications and Nominations of Directors. Any person who will not attain the age of 75 before the meeting of shareholders at which elected (or had not attained that age by the date of the last annual meeting of shareholders, if appointed) may become a director of this corporation; provided that this provision shall not become effective until January 1, 1996. Any nomination to the Board of Directors (other than one proposed by the existing Board of the corporation) must be made in the manner set forth in the Articles of Incorporation.

SECTION 2.4 - Annual Meetings. Immediately after the annual meeting of shareholders, the Directors shall meet to elect officers and transact any other business.

SECTION 2.5 - Place of Meetings. Meetings of the Board of Directors, regular or special, may be held within or without this state.

SECTION 2.6 - Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and at such place as the Board may by vote from time to time designate.

SECTION 2.7 - Special Meetings. Special meetings of the Board of Directors may be called by the Chairman, the President or the Vice Chairman or by any two (2) directors.

SECTION 2.8 - Notices. Notices of special meetings of the Board of Directors stating the date, time, place and in general terms the purpose or purposes thereof shall be delivered to each director, by mailing written notice at least two (2) days before the meeting or by telephoning, telegraphing or personally advising each director at least one (1) day before the meeting. A special meeting shall be held not more than twenty (20) days after the delivery of said notice. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the director at the address provided to the Secretary. An entry of the service of notice, given in the manner above provided, shall be made in the minutes of the proceedings of the Board of Directors, and such entry, if read and approved at the subsequent meeting of the Board, shall be conclusive on the question of service. Attendance of a director at a special meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened. A director also may waive any notice required for any meeting by executing a written waiver of notice either before or after said meeting, and such waiver shall be equivalent to the giving of such notice.

SECTION 2.9 Quorum. A majority of the directors shall constitute a quorum for the transaction of business. Unless otherwise provided in the Articles of Incorporation or these Bylaws, the act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. A majority of those present at the time and place of any regular or special meeting, although less than a quorum, may adjourn from time to time, without further notice, until a quorum shall attend. When a quorum shall attend, any business may be transacted which might have been transacted at the meeting had the same been held on the date stated in the notice of meeting.

SECTION 2.10 - Attendance by Conference Telecommunication. Members of the Board of Directors may participate in a meeting of such Board by means of a conference telephone or similar communications equipment, by means of which all person participating in the meeting can hear each other at the same time, and participation by such means shall constitute presence in person at a meeting.

SECTION 2.11 - Consent to Action. Any action which may be taken at a meeting of the Board of Directors, or at a meeting of any committee of the Board, may be taken without a meeting if a consent in writing, setting forth the action so taken shall be signed by all of the directors or all the members of the committee. Such consent shall have the same force and effect as a unanimous vote at a duly convened meeting.

SECTION 2.12 - Compensation. The directors shall receive such reasonable compensation for their services as directors and as members of any committee appointed by the Board as may be prescribed by the Board of Directors, and may be reimbursed by the corporation for ordinary and reasonable expenses incurred in the performance of their duties.

SECTION 2.13 - Manifestation of Dissent. A director of the corporation who is present at a meeting of the Board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.


ARTICLE 3

Committees of the Board of Directors

SECTION 3.1 - Executive Committee. By resolution adopted by a majority of the entire Board of Directors, the Board may designate from among its members an Executive Committee of not less than three (3) nor more than seven (7) members, one of whom shall be the Chairman, who shall also act as chairman of the Executive Committee. Any member of the Board may serve as an alternate member of the Executive Committee in the absence of a regular member or members. The Executive Committee shall have and may exercise all of the authority of the Board of Directors during the intervals between meetings of the Bank, except that the committee shall not have the authority to: (1) authorize or approve a distribution or issuance of shares, except according to a general formula or method prescribed by the Board of Directors, (2) approve or propose to shareholders actions or proposals requiring shareholder approval, (3) fill vacancies on the Board of Directors or any committee thereof, (4) amend the Articles of Incorporation pursuant to RCW 23B.10.020, (5) adopt, amend or repeal Bylaws, (6) approve a plan of merger not requiring shareholder approval, or (7) authorize or approve the issuance or sale or contract for sale of shares, or determine the designation and relative rights, preferences, and limitations of a class or series of shares, except within certain limits specifically prescribed by the Board of Directors.

SECTION 3.2 - Audit Committee. By resolution adopted by a majority of the entire Board of Directors, the Board may appoint from among its members an Audit Committee of three (3) or more, none of whom shall be active officers of the corporation, and may designate one (l) of such members as chairman of the Committee. The Board may also designate one or more directors as alternates to serve as a member or members of the Committee in the absence of a regular member or members. The Committee shall establish and maintain continuing communications between the Board and the corporation's independent auditors, internal auditors, and members of financial management with respect to the audit of the corporation's accounts and financial affairs and the audit of the corporation's controlled subsidiaries. The Committee shall have such other powers and perform such other duties as may from time to time be prescribed by the Board of Directors.

SECTION 3.3 - Other Committees. By resolution adopted by a majority of the entire Board of Directors, the Board may designate from among its members such other committees as it may deem necessary, each of which shall consist of not less than two (2) directors and have such powers and duties as may from time to time be prescribed by the Board.

SECTION 3.4 - Rules of Procedure. The majority of the members of any committee may fix its rules of procedure. All actions by any committee shall be reported in written minutes available at any reasonable time to any Board member. Such actions shall be subject to revision, alteration and approval by the Board of Directors; provided, that no rights or acts of third parties who have relied in good faith on the authority granted herein shall be affected by such revision or alteration.

ARTICLE 4

Officers and Employees

SECTION 4.1 - Officers. The Board of Directors may elect a Chairman and a Vice Chairman of the Board and shall elect a President. It shall also elect one or more Vice Presidents, a Secretary and a Treasurer and such additional officers as in the opinion of the Board the business of the corporation requires. The Board may also elect or appoint, or in its discretion delegate to the Chairman the authority to appoint, from time to time such other or additional officers as are desirable for the conduct of the business of the corporation.

SECTION 4.2 - Election.  None of the officers, except the Chairman,
Vice Chairman, and President, need be directors. The officers shall be elected annually by the Board of Directors at the meeting of the Board following the annual meeting of shareholders, and they shall hold office at the pleasure of the Board of Directors.

SECTION 4.3 - Removal and Vacancy. Any officer, agent, or employee of the corporation may be removed by the Board of Directors at any time with or without cause. Such removal, however, shall be without prejudice to the contract rights, if any, of the persons so removed. Election or appointment of an officer or agent or employee shall not of itself create contract rights.

If any corporate office becomes vacant by reason of death, resignation, removal or otherwise, the Board of Directors or the executive officer possessing delegated authority to appoint such an officer, shall have power to fill such vacancies. In case of the absence or disability of any officer, the Board of Directors or the Chairman may delegate the powers or duties of any such officer to another officer for the time being.

SECTION 4.4 - Compensation. The compensation of the Chairman shall be fixed by the Board of Directors. Unless fixed by the Board of Directors, the compensation for all other officers, employees or agents of the corporation shall be established by or at the direction of the Chairman.

SECTION 4.5 - Exercise of Rights as Stockholders. Unless otherwise ordered by the Board of Directors, the Chairman or his designee acting by written designation, shall have full power and authority on behalf of the corporation to attend and to vote at any meeting of shareholders of any corporation in which this corporation may hold stock, other than in a fiduciary capacity, and may exercise on behalf of this corporation any and all of the rights and powers incident to the ownership of such stock at any such meeting, and shall have power and authority to execute and deliver proxies and consents on behalf of this corporation in connection with the exercise by this corporation of the rights and powers incident to the ownership of such stock. The Board of Directors, from time to time, may confer like powers upon any other person or persons.

SECTION 4.6 - Duties of Chairman of the Board. Unless the Board shall otherwise determine, the Chairman shall preside at all meetings of the shareholders and at meetings of the Board of Directors and the Executive Committee. The
Chairman shall see that all orders and resolutions of the Board of Directors and the Executive Committee are carried into effect and shall be the person to whom the Vice Chairman and President, and all other officers designated by the Chairman, shall report. The Chairman may delegate such duties as he sees fit to delegate to the Vice Chairman, the President, or other officers of the corporation. The Chairman may appoint agents or employees other than those appointed by the Board of Directors, and shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the Bylaws.

SECTION 4.7 - Duties of Vice Chairman. The Vice Chairman may assist the Chairman in the performance of the Chairman's duties and shall have such powers and exercise such other duties as shall be delegated to such officer by the Chairman or the Board. In the absence of the Chairman, the Vice Chairman shall perform all of the duties and assume all of the responsibilities of the Chairman.

SECTION 4.8 - Duties of President. The President shall, subject to the authority granted to the Chairman and the Vice Chairman, be the chief operating officer of the corporation and shall have general supervision over the day-to-day business of the corporation. The President shall have such other authority and shall exercise such other duties as shall, from time to time, be delegated to such officer by the Chairman or by the Board.

SECTION 4.9 - Duties of Vice President. The Vice Presidents shall have such powers and perform such duties as may be assigned to them by the Board of Directors or the Chairman. A Vice President designated by the Board of Directors shall perform all of the duties of the President in case of absence or disability of the President

SECTION 4.10 - Duties of Secretary. The Secretary shall, subject to the direction of the Chairman keep the minutes of all meetings of the shareholders and of the Board of Directors, and to the extent ordered by the Board of Directors or the Chairman the minutes of all meetings of all committees. He shall cause notice to be given of the meetings of the shareholders, of the Board of Directors, and of any committee appointed by the Board. He shall have custody of the corporate seal and general charge of the records, documents, and papers of the corporation not pertaining to the performance of the duties vested in other officers, which shall at all reasonable times be open to the examination of any director. Without limiting the generality of the foregoing, the Secretary shall have charge (directly or through such transfer agents or registrars as the Board of Directors may appoint) of the issuance, transfer, and registration of certificates for shares of the corporation and of the records pertaining thereto. Said records shall be kept in such manner as to show at any time the number of shares of the corporation issued and outstanding, the manner in which and the time when such shares were paid for, the names and addresses of the holders of record thereof, the numbers and classes of shares held by each, and the time when each became such holder of record. He shall perform such other duties as may be assigned to him by the Board of Directors or the Chairman.

SECTION 4.11 - Duties of Treasurer. Except as otherwise set forth herein, the Treasurer shall, subject to the direction of the Chairman have general custody of all the property, funds and securities of the corporation and have general supervision of the collection and disbursement of funds of the corporation. He shall provide for the keeping of proper records of all transactions of the corporation. He shall perform such other duties as may be assigned to him by the Board of Directors or the Chairman.

SECTION 4.12 - Other Officers. Such other officers as shall be appointed by the Board of Directors, or the Chairman, acting pursuant to delegated authority of the Board, shall exercise such powers and perform such duties as pertain to their several offices, or as may be conferred upon, or assigned to, them by the Board of Directors or the Chairman or his designee.

SECTION 4.13 - Clerks and Agents. The Chairman, or any other officer of the corporation authorized by him, may, subject to the supervision of the Board of Directors, appoint such custodians, bookkeepers and other clerks, agents, and employees as he shall deem advisable for the prompt and orderly transaction of the business of the corporation and shall define their duties, fix the salaries to be paid to them and dismiss them.



ARTICLE 5

Shares and Certificates for Shares

SECTION 5.1 - Consideration. Certificates for shares of the corporation shall be issued only when fully paid for.

SECTION 5.2 - Stock Certificates. The certificates shall be in such form as designated by the Board of Directors, shall be numbered in the order in which they shall be issued, and shall be signed, either manually or in facsimile, by the President and by the Secretary, or by such officers as may be designated by the Board of Directors. If a corporate seal is maintained, it or a facsimile thereof may be affixed to the certificates. Each certificate shall state upon its face the name of the corporation and that the corporation is organized under the laws of the State of Washington, the name of the person to whom it is issued, and the number and class of shares and the designation of the series, if any, the certificate represents.

SECTION 5.3 - Lost Certificates. No new certificates shall be issued until the former certificate for the shares represented thereby shall have been surrendered and cancelled, except in the case of lost or destroyed certificates, and in that case only after the receipt of a bond or other security by the corporation, satisfactory to the Board of Directors, indemnifying the corporation and all persons against loss in consequence of the issuance of such new certificate.

SECTION 5.4 - Transfer of Shares. Shares of the corporation may be transferred by endorsement by the signature of the owner, his agent, attorney or legal representative, and the delivery of the certificate; but no transfer shall be valid except between the parties thereto, until the same shall have been entered upon the books of the corporation, so as to show the names of the parties, by and to whom transferred, the numbers and designation of the shares and the date of transfer.

SECTION 5.5 - Holder of Record. The person registered on the books of the corporation as the owner of the issued shares shall be recognized by the corporation as the person exclusively entitled to have and to exercise the rights and privileges incident to the ownership of such shares. Notwithstanding the preceding sentence, the Board of Directors may adopt by resolution a procedure whereby a shareholder may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons. Upon receipt by the corporation of a certification complying with such an adopted procedure, the person specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the holders of record of the number of shares specified in place of the shareholder making the certification.

SECTION 5.6 - Issuance of Shares. Any shares authorized but not issued by this corporation shall be issued, sold, or otherwise transferred by this corporation only upon authorization of the Board of Directors.

SECTION 5.7 - Subscriptions. A subscription for shares of this corporation shall be in writing and upon such terms as may be approved by the Board of Directors.

SECTION 5.8 - Payment of Subscriptions. A subscription for shares shall be paid in accordance with the terms set forth in the subscription or related subscription agreement, if any. If the subscription or subscription agreement does not require payment on or before a stated date or at a fixed period after a stated date, then payment shall be made in such manner and at such times as may be determined by the Board of Directors and expressed by it in a written call for payment; provided that the call shall be uniform as to all shares of the same class or series and that the call shall be mailed to each subscriber at his last post office address known to the corporation at least thirty (30) days in advance of the date upon which payment or the first installment, if installment payments are called for, is due.

SECTION 5.9 - Default in Payment of Subscriptions. If a payment required by a subscription, a subscription agreement, or a call of the Board of Directors is not paid when due, then the corporation may make written demand for payment upon the defaulting subscriber by personal service or by mailing a copy of the demand to the subscriber at his last post office address known to the corporation. If the payment is not made within twenty (20) days of the serving or mailing of the demand for payment, the corporation may terminate the subscription, forfeit the subscriber's rights thereunder, retain as liquidated damages any sums previously paid on the subscription, and hold and dispose of the shares as though never subject to the subscription. In lieu of forfeiture, the corporation may proceed to collect the amount due in the same manner as any debt due the corporation.

ARTICLE 6

Seal

SECTION 6.1 - Corporate Seal. In the exercise of its discretion the Board of Directors may adopt and maintain a suitable seal for the corporation.

ARTICLE 7

Miscellaneous Provisions

SECTION 7.1 - Fiscal Year. The fiscal year of the corporation shall be the calendar year.

SECTION 7.2 - Records. The Articles of Incorporation, the Bylaws, and the proceedings of all meetings of the shareholders, the Board of Directors and standing committees of the Board shall be recorded in appropriate minute books provided for that purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as Secretary.

ARTICLE 8

Bylaws

SECTION 8.1 - Inspection. A copy of the Bylaws, with all amendments thereto, shall at all times be kept in a convenient place at the principal office of the corporation, and shall be open for inspection of all shareholders during normal business hours.

SECTION 8.2 - Amendments. The Bylaws may be amended, altered or repealed, at any regular meeting of the Board of Directors, by a vote of the majority of the whole Board of Directors, provided that a written statement of the proposed action shall have been personally delivered or mailed to all directors at least two (2) days prior to any such meeting.


I HEREBY CERTIFY that the foregoing are the Restated Bylaws of Columbia Banking System, Inc in effect on this 26th day of February, 1997.


                                    /s/ Jill L. Myers
                               -----------------------------
                                        Jill L. Myers
                                        Secretary

				   Exhibit 11



	   Computation of Fully Diluted Earnings per Common Share
			Columbia Banking System, Inc.

                                                              Three Months Ended
                                                                   March 31,
(in thousands, except per share data)                             1997   1996
--------------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock                           $1,053  $  808
 Interest on convertible subordinated notes,
  net of income tax effects--Note 1                                          60
--------------------------------------------------------------------------------
   Pro forma net income available to common stock                $1,053  $  868
================================================================================


 Shares
 Average number of common and common
   equivalent shares outstanding                                  5,604   3,720
 Additional shares assuming conversion of
   convertible subordinated notes--Note 1                                   266
 Incremental shares attributed to outstanding options                 5
--------------------------------------------------------------------------------
   Fully diluted average common and common
    equivalent shares outstanding                                 5,609   3,986
================================================================================

Fully diluted earnings per share - as reported                    $0.19   $0.22
================================================================================
Fully diluted earnings per share - as calculated                  $0.19   $0.22
================================================================================

Note 1. Earnings per share and fully diluted earnings per share are reported as the same for the three months ended March 31, 1996. The inclusion of convertible subordinated notes would have produced an antidilutive effect. Additional average shares, assuming the conversion of convertible subordinated notes, represent 253,742 for the three months ended March 31, 1996. The related interest expense on these notes (net of income tax effects) was $60,265 for the three months ended March 31, 1996.

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented.

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