Form 10-Q
period 1997-06-30
COLUMBIA BANKING SYSTEM INC
filed 1997-08-04
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.

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


			(253) 305-1900
(Issuer's telephone number, including area code)



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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at July 31, 1997 was 5,498,186.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

							       Page
Item 1. Financial statements

      Consolidated Statements of Operations - three months
       and six months ended June 30, 1997 and 1996                      2

      Consolidated Balance Sheets - June 30, 1997
       and December 31, 1996                                            3

      Consolidated Statements of Shareholders' Equity -
       twelve months ended December 31, 1996 and
       six months ended June 30, 1997                                   4

      Consolidated Statements of Cash Flows -
       six months ended June 30, 1997 and 1996                          5

      Notes to consolidated financial statements                        6


Item 2. Management Discussion and Analysis of Financial                 8
	 Condition and Results of Operations



PART II -- OTHER INFORMATION


Item 4.         Submission of matters to vote of security
		 holders                                              17

Item 6.         Exhibits and reports on Form 8-K                      18

		       Signatures                                     18

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

				    Three Months Ended      Six Months Ended
					June 30,                 June 30,
(in thousands except per share)      1997       1996        1997       1996
-----------------------------------------------------------------------------
Interest Income
Loans                              $11,672    $ 8,745     $21,965    $16,943
Securities available for sale          771        416       1,454        826
Deposits with banks                    232        150         609        328
-----------------------------------------------------------------------------
Total interest income               12,675      9,311      24,028     18,097

Interest Expense
Deposits                             5,027      3,798       9,676      7,593
Federal Home Loan Bank advances        398        447         828        884
Other borrowings                                   61                    125
-----------------------------------------------------------------------------
Total interest expense               5,425      4,306      10,504      8,602

Net Interest Income                  7,250      5,005      13,524      9,495
Provision for loan losses            1,206        430       1,606        760
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses           6,044      4,575      11,918      8,735

Noninterest Income
Service charges and other fees         919        597       1,646      1,148
Mortgage banking                       202        148         295        308
Gains on sale of loans               1,035                  1,035
Credit card fees and other             679        563       1,349      1,017
-----------------------------------------------------------------------------
Total noninterest income             2,835      1,308       4,325      2,473

Noninterest Expense
Compensation and employee benefits   2,634      1,808       5,272      3,627
Occupancy                              921        800       1,800      1,616
Professional Services                  113        154         225        278
Advertising and promotion              281        194         502        374
Printing and supplies                  145        103         300        192
Regulatory premiums and assessments     47        120          86        184
Data processing                        267        205         536        363
Gains on, and net cost of,
 real estate owned                      87                     84
Other                                1,783      1,467       3,358      2,734
-----------------------------------------------------------------------------
Total noninterest expense            6,278      4,851      12,163      9,368

Income before income taxes           2,601      1,032       4,080      1,840
Provision for income taxes             768                  1,194
-----------------------------------------------------------------------------
Net Income                         $ 1,833    $ 1,032     $ 2,886    $ 1,840
=============================================================================

Per share (on average shares outstanding):
  Net Income                       $  0.32    $  0.27     $  0.51    $  0.49
  Fully diluted net income            0.32       0.27        0.51       0.49
Average number of common and common
  equivalent shares outstanding      5,643      3,760       5,639      3,745
Fully diluted average common and common
  equivalent shares oustanding       5,668      3,995       5,667      3,980

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

						     June  30,    December 31,
(in thousands)                                          1997          1996
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  30,111    $  32,092
Interest-earning deposits with banks                    10,724       38,086
Securities available for sale:
  U.S. Treasury & Government Agencies                   33,058       30,481
  Mortgage-backed                                        9,927       10,760
  FHLB stock                                             4,450        4,248
-----------------------------------------------------------------------------
   Total securities available for sale                  47,435       45,489
Loans held for sale                                      3,279       11,341
Loans                                                  541,388      446,095
   Less: allowance for loan losses                       5,614        4,504
-----------------------------------------------------------------------------
  Loans, net                                           535,774      441,591
Interest Receivable                                      3,882        3,347
Premises and equipment, net                             19,718       15,250
Real estate owned                                          301           40
Other                                                    3,836        1,680
-----------------------------------------------------------------------------
Total Assets                                          $655,060     $588,916
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $ 97,282     $ 83,983
  Interest-bearing                                     452,641      409,239
-----------------------------------------------------------------------------
    Total Deposits                                     549,923      493,222
Federal Home Loan Bank advances                         37,000       32,000
Other liabilities                                        5,874        4,734
----------------------------------------------------------------------------
    Total liabilities                                  592,797      529,956
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
			    June 30,   December 31,
 Common stock (no par value)  1997         1996
			    ---------   ----------
   Authorized shares         10,000       10,000
   Issued and outstanding     5,494        5,185        60,832       56,340
 Retained Earnings                                       1,438        2,694
 Unrealized losses on securities
   available for sale, net of tax                           (7)         (74)
-----------------------------------------------------------------------------
    Total shareholders' equity                          62,263       58,960
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $655,060     $588,916
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1995      3,274  $30,806     $1,274       ($113)       $31,967

Net income                                  3,577                      3,577
Issuance of shares
 of common stock, net   1,492   20,868                                20,868
Issuance of shares
 of common stock -
  5% stock dividend       164    2,157     (2,157)
Conversion of Convertible
 Subordinated Notes       255    2,509                                 2,509
Change in unrealized
 gains and (losses)                                        39             39
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      5,185   56,340      2,694         (74)        58,960

Net income                                  2,886                      2,886
Issuance of shares
 of common stock, net      48      350                                   350
Issuance of shares
 of common stock -        261    4,142     (4,142)
  5% stock dividend
Change in unrealized gains
 and (losses),net of tax                                   67             67
-----------------------------------------------------------------------------
Balance at
 June 30, 1997          5,494  $60,832     $1,438       ($  7)       $62,263
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

							    Six Months Ended
								 June 30,
(in thousands)                                               1997       1996
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 2,886   $ 1,840
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  1,606       760
  Losses on real estate owned                                   85        41
  Depreciation and amortization                              1,221     1,057
  Deferred income taxes                                        102
  Net realized losses (gains) on sale of investments        (1,032)      196
  (Increase) decrease in loans held for sale                 8,062      (583)
  Increase in interest receivable                             (535)     (424)
  Increase (decrease) in interest payable                      261       (12)
  Net changes in other assets and liabilities               (1,412)     (282)
-----------------------------------------------------------------------------
   Net cash provided (used) by operating activities         11,244     2,593

Investing Activities
 Proceeds from maturities of securities
  available for sale                                         3,041     9,428
 Purchases of securities available for sale                 (5,818)  (19,937)
 Proceeds from maturities of mortgage-backed
  securities available for sale                                850       807
 Loans originated and acquired, net of
  principal collected                                     (105,606)  (48,785)
 Proceeds from sales of loans                               10,177
 Purchases of premises and equipment                        (5,738)   (1,045)
 Proceeds from disposal of premises and equipment              393       140
 Proceeds from sale of real estate owned                        63     3,263
-----------------------------------------------------------------------------
   Net cash used by investing activities                  (102,638)  (56,129)

Financing Activities
 Net increase in deposits                                   56,701    41,039
 Net increase in other borrowings                                      2,300
 Proceeds from FHLB advances and other long-term debt       25,000    20,800
 Repayment of FHLB advances and other long-term debt       (20,000)   (8,800)
 Proceeds from issuance of common stock                        350        59
-----------------------------------------------------------------------------
   Net cash provided by financing activities                62,051    55,398
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents        (29,343)    1,862
 Cash and cash equivalents at beginning of period           70,178    30,879
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 40,835  $ 32,741
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 13,537  $  8,614
  Loans foreclosed and transferred to real estate owned        409
  Issuance of common stock from conversion of convertible
   subordinated notes                                                    332

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.  Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of results to be anticipated for the year ending December 31, 1997. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Columbia Banking System's (the Company) annual report on Form 10-K for the year ended December 31, 1996.

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

3.  Sale of Bank Card Operations

During the second quarter, the Company sold its VISA( credit card portfolio. The sale was negotiated in 1996, signed in the first quarter of 1997 and closed in the second quarter of this year. A one-time gain of $1.0 million was realized from the sale. The sale of the business is not expected to have a material effect on results of operations in future periods. The proceeds of the sale have been invested principally in loans to local businesses and consumers.

4.  Stock Dividend

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   On May 22, 1997,
260,899 common shares were issued to shareholders. Average shares outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented.

5.  Subsequent Events - Merger

On July 1, 1997, the Company announced an agreement to merge Cascade Community Bank, a wholly owned subsidiary of Cascade Bancorp, Inc. and Columbia Bank, a wholly owned subsidiary of Columbia Banking System, Inc. The terms of the agreement also provide that Cascade Bancorp, Inc. will be merged into CBSI. The Agreement provides that stockholders of Cascade Bancorp will receive 2.27 shares of CBSI common stock for each share of
Cascade common stock.   As of June 30, 1997,  there were 330,000 shares of
Cascade common stock issued and outstanding. In addition, outstanding options to purchase shares of Cascade common stock will become options to acquire up to 25,880 shares of CBSI common stock. Cascade operates three banking offices in the Auburn/Kent valley with assets of approximately
$87 million.   The agreement, which was unanimously approved by the
respective Boards of Directors of the parties, is subject to a number of conditions, including approval by the shareholders of Cascade Bancorp and various regulatory agencies. The parties anticipate closing the transaction in the fourth quarter of 1997.

On July 30, 1997, the Company announced an agreement to merge the Bank of Fife with and into Columbia Bank. Under terms of the agreement, Bank of Fife stockholders will receive between 1.45 to 1.77 shares of CBSI common stock for each share of Fife common stock, based on the average price of CBSI shares for a period of 20 days shortly before the closing of the transaction. The transaction will result in the issuance of up to 391,000 shares of CBSI common stock. The Bank of Fife operates one banking office in downtown Fife with assets of approximately $34 million. The agreement, which was unanimously approved by the respective Boards of Directors of the parties, is subject to a number of conditions, including approval by the shareholders of Bank of Fife and various regulatory agencies. The parties anticipate closing the transaction in the fourth quarter of 1997.




CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

		       Three Months Ended Increase    Six Months Ended Increase
			  June 30,       (Decrease)        June  30,  (Decrease)
(in thousands)           1997     1996     Amount      1997     1996    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $518,751 $392,018 $126,733    $494,083 $378,281 $115,802
Securities               49,133   27,959   21,174      47,244   28,329   18,915
Interest-earning
 deposits with banks     17,044   11,549    5,495      23,015   12,352   10,663
--------------------------------------------------------------------------------
Total interest-earning
 assets                 584,928  431,526  153,402     564,342  418,962  145,380

Noninterest-earning
 assets                  49,200   29,483   19,717      45,156   29,271   15,885
--------------------------------------------------------------------------------
  Total assets         $634,128 $461,009 $173,119    $609,498 $448,233 $161,265
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits              $447,930 $331,894 $116,036    $430,451 $324,327 $106,124
Federal Home Loan Bank
 advances                29,217   33,095   (3,878)     29,992   32,170   (2,178)
Other borrowings                      77      (77)                  84      (84)
Convertible subordinated
 notes                             2,619   (2,619)               2,651   (2,651)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $477,147  367,685  109,462    $460,443  359,232  101,211

Noninterest-bearing
 deposits                89,745   57,529   32,216      83,685   53,673   30,012
Other noninterest-bearing
 liabilities              4,852    2,849    2,003       4,309    2,854    1,455
Shareholders' Equity     62,384   32,946   29,438      61,061   32,474   28,587
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $634,128 $461,009 $173,119    $609,498 $448,233 $161,265
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


Earnings Summary

Net income for the second quarter of 1997 was $1.8 million, or $0.32 per share, compared to $1.0 million, or $0.27 per share, for the second quarter of 1996, an increase in net income of 80%. During 1996, the Company had no federal income tax provision for the three months ended June 30 due to utilization of net operating loss carryforwards. On a comparable fully taxed basis, net income in the second quarter of 1997 was $1.8 million, or $0.32 per share, compared with $681,000, or $0.18 per share for the second quarter of 1996, a more than twofold increase in net income. The increase in net income was primarily due to increased revenue resulting from continued loan and deposit growth. As a result of the continued loan growth, during the second quarter of 1997, an additional loan loss provision of $800,000 was recorded.


Net income for the six months ended June 30, 1997 was $2.9 million, $0.51 per share, compared with $1.8 million, or $0.49 per share for the same period in 1996. On a comparable fully taxed basis for the six months, net income was $2.9 million, or $0.51 per share, compared with $1.2 million, or $0.32 per share, for the first six months of 1996. Per share income in 1997 reflects the issuance by the Company of 1,445,000 shares of Common Stock in the fourth quarter of 1996.

During the second quarter, the Company sold its VISA( credit card portfolio. The sale was negotiated in 1996, signed in the first quarter of 1997 and closed in the second quarter of this year. A one-time gain of $1.0 million was realized from the sale.

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

On July 1, 1997, an announcement was made that the Company will acquire Cascade Community Bank, a wholly owned subsidiary of Cascade Bancorp, Inc., through a merger with Columbia Bank, a wholly owned subsidiary of Columbia Banking System. The terms of the agreement provide that stockholders of Cascade Bancorp will receive 2.27 shares of Columbia's common stock for each share of Cascade common stock. The merger will add three additional branches to Columbia Bank in its south King County market area. Two of the branches are located in Auburn with the third in downtown Kent. The parties anticipate closing the transaction in the fourth quarter of 1997.

On July 30, 1997, the Company announced an agreement to merge the Bank of Fife with and into Columbia Bank. The Bank of Fife stockholders will receive between 1.45 to 1.77 shares of CBSI common stock for each share of Fife common stock, based on the average price of CBSI shares for a period of 20 days shortly before the closing of the transaction. The Bank of Fife operates one banking office in downtown Fife, a commercial market in which Columbia does not have a branch. The parties anticipate closing the transaction in the fourth quarter of 1997.

During the first quarter of 1997, the Company opened a second Bellevue branch
and a new branch in Kent.   Columbia Bank has opened 14 branch locations
since beginning its major Pierce County expansion in August 1993, and now has 18 branches, 3 in Cowlitz County, 4 in King County and 11 in Pierce County. The Company has regulatory approval to open three additional branches in Pierce County and one in King County. During 1997, the Company anticipates the establishment of two new branches in addition to the three branches to
be acquired in the merger with Cascade.   New branches normally do not
contribute to net income for many months after opening.


Net Interest Income

Net interest income for the second quarter of 1997 increased to $7.3 million, or 46%, from $5.0 million in the second quarter of 1996. For the first six months of 1997, net interest income increased to $13.5 million, or 42%, from $9.5 million for the same period in 1996. The increase in net interest income during the first six months of 1997 is largely due to the overall growth of
the Company.   Net interest income was favorably affected by average
interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first six months of 1997, average interest-earning assets increased $145.4 million, while average interest-bearing liabilities increased $101.2 million compared with the same period in 1996.

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.97% in the second quarter of 1997 from 4.65% in the second quarter of 1996. The increase in net interest margin is primarily the
result of the growth in earning assets at increased spreads.   While
interest-earning assets grew, the average yield increased 0.04% to 8.69% for
the second quarter of 1997 from 8.65% in the same period of 1996.   The
average cost of interest-bearing liabilities decreased to 4.56%, or 0.14% from 4.70% in the same period of 1996.

For the first six months of 1997, net interest margin increased to 4.83% from 4.55% for the same period in 1996. The average yield on interest-earning assets decreased to 8.59%, or 0.07% from 8.66% for the six months ending
June 30, 1996. In comparison, the average cost of interest-bearing liabilities decreased to 4.60 or 0.20% from 4.80 in the same period of 1996.

Noninterest Income and Expense

Total noninterest income increased $1.5 million, or 115%, in the second quarter of 1997, and $1.9 million, or 76%, for the first six months of 1997,
compared with the same periods in 1996.   The increase was primarily due to a
one-time gain of $1.0 million on the sale of the Company's VISA (Trade Mark)
Credit card portfolio during the second quarter.   Excluding the one-time
gain, noninterest income increased $484,000, or 37%, in the second quarter of 1997, and $809,000, or 33%, for the first six months of 1997, compared with
the same periods in 1996.   Increases in recurring noninterest income during
the first six months of 1997 were centered in account service charges, and bank card revenue.

Total noninterest expense increased $1.4 million, or 29% in the second quarter of 1997, and $2.8 million, or 30%, in the first six months of 1997 compared with the same periods in 1996. The increase is primarily due to expenses associated with the expansion of Columbia Bank. Total noninterest expense was 69.4% and 72.4% of total revenues (the sum of net interest income plus noninterest income less nonrecurring gains) for the second quarter and first six months of 1997, respectively, and 76.8% and 78.3% for the same periods in 1996, respectively. Increases in noninterest expense are centered in compensation, other expense, and data processing. In general, increases in noninterest expense are due to the growth of the Company, establishment of branches, and the associated "volume driven" expenses. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company pursues its commitment to more efficient operations and as projected asset growth materializes.

During the second quarter, the Company sold its VISA (Trade Mark) credit card portfolio. The sale was negotiated in 1996, signed in the first quarter of 1997 and closed in the second quarter of this year. A one-time gain of $1.0 million was realized from the sale. The sale of the business is not expected to have a material effect on results of operations in future periods. The proceeds of the sale have been invested principally in loans to local businesses and consumers.

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

For the second quarter and first six months of 1997, the Company recorded income tax provisions of $768,000 and $1.2 million, respectively.

 .

Lending Activities

The Company originates a wide variety of loans. Consistent with the trend beginning in 1993, the Company continues to increase commercial business loans and consumer loans as a percentage of its total loan portfolio. The Company also emphasizes its private banking services to high income and high net worth individuals.


Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

				      June 30,   % of   December 31,  % of
(in thousands)                         1997      Total      1996      Total
-----------------------------------------------------------------------------
 Commercial                           $214,149   39.5%    $169,318   38.0%
 Real estate:
   One-to four-family residential       59,014   10.9       67,709   15.1
   Five or more family residential and
     commercial properties             160,893   29.7      128,803   28.9
-----------------------------------------------------------------------------
      Total real estate                219,907   40.6      196,512   44.0
 Real estate construction:
   One-to four-family residential       24,190    4.5       21,380    4.8
   Five or more family residential and
     commercial properties              21,813    4.0       10,680    2.4
-----------------------------------------------------------------------------
      Total real estate construction    46,003    8.5       32,060    7.2
 Consumer                               62,108   11.5       48,807   10.9
-----------------------------------------------------------------------------
    Sub-total loans                    542,167  100.1      446,697  100.1
 Less: Deferred loan fees                 (779)  (0.1)        (602)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $541,388  100.0%    $446,095  100.0%
=============================================================================
Loans held for sale                   $  3,279            $ 11,341
=============================================================================

Total loans increased $95.3 million, or 21%, to $541.4 million from year-end 1996. All categories contributed to the increase except for the one- to four-family residential category which experienced declines during the first quarter and early into the second quarter.

Commercial and Private Banking Lending

Commercial loans increased to $214.1 million at June 30, 1997, representing 39.5% of total loans, from $169.3 million at December 31, 1996. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market area. The Company expects to continue to expand its commercial lending products and emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential Real Estate Lending. Residential one- to four-family loans amounted to $59.0 million at June 30, 1997, representing 10.9% of total loans, compared to $67.7 million at December 31, 1996. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Multi-family and Commercial Real Estate Lending. The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $160.9 million at June 30, 1997, representing 29.7% of total loans, from $128.8 million at December 31, 1996. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better.

Construction Lending.

One- to Four-Family Residential Real Estate Construction Lending. The Company originates one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures. Construction loans on one- to four-family residences increased to $24.2 million at June 30, 1997, representing 4.5% of total loans, from $21.4 million at December 31, 1996.

Multi-family and Commercial Real Estate Construction Lending. Multi-family and commercial real estate construction loans increased $11.1 million to $21.8 million at June 30, 1997, representing 4.0% of total loans, from $10.7 million at December 31, 1996.

Consumer Lending.

At June 30, 1997, the Company had $62.1 million of consumer loans outstanding, representing 11.5% of total loans, as compared with $48.8 million at December 31, 1996. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

At June 30, 1997, the Company had no foreign loans or loans related to highly leveraged transactions.

Nonperforming Assets

The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

						    June 30,    December 31,
(in thousands)                                        1997          1996
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $  248        $1,645
  Commercial business                                   844           385
  Consumer                                               62           197
-----------------------------------------------------------------------------
    Total                                            $1,154        $2,227
-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                     $   23        $   25
-----------------------------------------------------------------------------
    Total                                            $   23        $   25
-----------------------------------------------------------------------------
    Total nonperforming loans                        $1,177        $2,252
=============================================================================
 Real estate owned:
  Five or more family residential and
    commercial properties                            $  301        $   40
-----------------------------------------------------------------------------
    Total                                            $  301        $   40
=============================================================================
    Total nonperforming assets                       $1,478        $2,292
=============================================================================

The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans decreased to $1.2 million, or 0.22% of total loans (excluding loans held for sale), at June 30, 1997 from $2.3 million, or 0.51% of total loans at December 31, 1996 due principally to the reduction of nonperforming loans secured by real estate.

During the first six months of 1997, the Company foreclosed on $409,000 of loans collaterlalized by real estate and transferred them to real estate owned. During the second quarter of 1997, a $20,000 write-down of REO was recorded as well as a loss on sale of REO of $65,000.

Total nonperforming assets decreased to $1.5 million, or 0.23% of period-end assets at June 30, 1997 from $2.3 million, or 0.39% of period-end assets at December 31, 1996.

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

The allowance for loan losses at June 30, 1997 increased $1.1 million to 1.04%, from 1.01% of loans at December 31, 1996 (excluding loans held for sale at each date). Due to the rapid loan growth experienced by the Company $1.6 million was added to provisions for loan losses during the first six months of 1997 compared with $760,000 for the same period in 1996. Net loan charge-offs amounted to $398,000 and $496,000 for the second quarter and for the first six months of 1997, respectively, compared with net loan charge-offs of $34,000 and $97,000 for the same periods in 1996.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

			       Three Months Ended      Six Months Ended
				    June 30,                June 30,
(in thousands)                   1997       1996        1997       1996
----------------------------------------------------------------------------
 Beginning balance              $4,806     $4,015       $4,504     $3,748
 Charge offs:
  Commercial business             (425)       (18)        (425)       (44)
  Consumer                         (14)       (27)        (131)       (67)
----------------------------------------------------------------------------
   Total charge-offs              (439)       (45)        (556)      (111)
 Recoveries:
  Commercial business                2         11           20         14
  Consumer                          39                      40
----------------------------------------------------------------------------
   Total recoveries                 41         11           60         14
----------------------------------------------------------------------------
 Net (charge-offs) recoveries     (398)       (34)        (496)       (97)
 Provision charged to expense    1,206        430        1,606        760
----------------------------------------------------------------------------
 Ending balance                 $5,614     $4,411       $5,614     $4,411
============================================================================

Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and certificates of deposit. Total deposits increased
$56.7 million, or 11.5%, to $549.9 million at June 30, 1997, from $493.2 million at December 31, 1996.

To fund the growth of the Company, management's strategy has been to make use of brokered and other wholesale deposits while working to build core deposits as rapidly as possible through the Company's development of commercial banking relationships and its branch network. The Company's use of brokered and other wholesale deposits has decreased since year-end 1996, though management anticipates continued, and perhaps increasing, use of such deposits to fund increasing loan demand when necessary. The deposit increase during the first six months of 1997 occurred entirely in "core deposits". Brokered and other wholesale deposits (excluding public deposits) decreased $25.5 million to $4.8 million, or .87% of total deposits, at June 30, 1997, from $30.3 million, or 6.1% of total deposits, at December 31, 1996.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances increased $5.0 million during the first six months of 1997 to $37.0 million. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.

Capital

Shareholders' equity at June 30, 1997 was $62.3 million compared with $59.0 million at December 31, 1996. The increase is due to improved net income during the first six months of 1997. Shareholders' equity was 9.5% and 10.0% of total period-end assets at June 30, 1997 and December 31, 1996, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 1997, the Company's leverage ratio was 9.80%, compared with 10.62% at December 31, 1996. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 11.22% and 12.23%, respectively, at June 30, 1997, compared with 12.81% and 13.79%, respectively, at December 31, 1996.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993.
To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at June 30, 1997. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
outstanding, net income per share and book value per share have been adjusted
to give retroactive effect to all periods presented.   The retroactive impact
on earnings per share for the three months and six months ended June 30, 1996, is a reduction of $0.02 and $0.03 per share, respectively.

PART II  -  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual shareholders meeting on April 23, 1997, for the purpose of electing a Board of Directors and to approve Columbia's Stock Option Plan, as amended and restated.

All fifteen persons nominated were elected to hold office for the ensuing year.

   Nominee                      Votes "For"           Votes "Withheld"
----------------------------------------------------------------------------
W. Barry Connoley                4,629,010                10,117
Richard S. DeVine                4,638,189                   938
A. G. Espe                       4,639,071                    56
Jack Fabulich                    4,639,029                    98
Jonathan Fine                    4,639,064                    63
John P. Folsom                   4,638,218                   909
Margel S. Gallagher              4,639,064                    63
John A. Halleran                 4,638,139                   988
W. W. Philip                     4,638,161                   966
John H. Powell                   4,639,029                    98
Robert E. Quoidbach              4,638,175                   952
Donald Rodman                    4,639,070                    57
Frank H. Russell                 4,639,043                    84
Sidney R. Snyder                 4,638,161                   966
James M. Will                    4,629,075                10,052


The amended and restated "Stock Option Plan" was approved by the following vote of the shareholders:

	 Shares          Shares                                Shares
	 Voted           Voted              Shares               Not
	 "FOR"         "AGAINST"         "ABSTAINING"           Voted

       4,107,106        362,952             57,782             676,086

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      See Exhibit 11 - Computation of Fully Diluted Earnings per Common Share See Exhibit 27 - Financial Data Schedule

(b) On July 7, 1997, the Company filed Form 8-K, announcing an agreement to merge Cascade Community Bank, a wholly owned subsidiary of Cascade Bancorp, Inc. and Columbia Bank, a wholly owned subsidiary of Columbia Banking System, Inc. The terms of the agreement also provide that Cascade Bancorp, Inc. will be merged into CBSI.




				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    August 1, 1997              By     /s/ A. G. Espe
	 -----------------------------     -----------------------------
						  A. G. Espe
						 Chairman and
					   Chief Executive Officer




     Date    August 1, 1997              By     /s/ Gary R. Schminkey
	 -----------------------------     -----------------------------
						  Gary R. Schminkey
					      Senior Vice President and
					       Chief Financial Officer
					   (Principal Financial Officer)

				   Exhibit 11



	   Computation of Fully Diluted Earnings per Common Share
			Columbia Banking System, Inc.

					   Three Months Ended  Six Months Ended
						June 30,          June 30,
(in thousands, except per share data)         1997    1996      1997   1996
--------------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock        $1,833  $1,032   $2,886  $1,840
 Interest on convertible subordinated notes,
  net of income tax effects--Note 1                       58              118
--------------------------------------------------------------------------------
Pro forma net income available
  to common stock                             $1,833  $1,090   $2,886  $1,958
================================================================================


 Shares
 Weighted average number of common and common
   equivalent shares outstanding               5,668   3,760    5,667   3,745
 Additional shares assuming conversion of
   convertible subordinated notes--Note 1                235              235
--------------------------------------------------------------------------------
      Pro forma shares                         5,668   3,995    5,667   3,980
================================================================================

Fully diluted earnings per share -
  as reported                                  $0.32   $0.27    $0.51   $0.49
================================================================================
Fully diluted earnings per share -
  as calculated                                $0.32   $0.27    $0.51   $0.49
================================================================================

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented. The retroactive impact on earnings per share for the three months and six months ended June 30, 1996, is a reduction of $0.02 and $0.03 per share respectively.

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