Form 10-Q
period 1997-09-30
COLUMBIA BANKING SYSTEM INC
filed 1997-11-14
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.

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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at October 31, 1997 was 5,510,926.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

							       Page
Item 1. Financial statements

      Consolidated Statements of Operations - three months
       and nine months ended September 30, 1997 and 1996                 2

      Consolidated Balance Sheets - September 30, 1997
       and December 31, 1996                                            3

      Consolidated Statements of Shareholders' Equity -
       twelve months ended December 31, 1996 and
       nine months ended September 30, 1997                              4

      Consolidated Statements of Cash Flows -
       nine months ended September 30, 1997 and 1996                     5

      Notes to consolidated financial statements                        6


Item 2. Management Discussion and Analysis of Financial                 8
	 Condition and Results of Operations



PART II -- OTHER INFORMATION


Item 6.         Exhibits and reports on Form 8-K                      17

                       Signatures                                     17

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

				    Three Months Ended     Nine Months Ended
				       September 30,          September 30,
(in thousands except per share)      1997       1996        1997       1996
-----------------------------------------------------------------------------
Interest Income
Loans                              $12,730    $ 9,275     $34,694    $26,218
Securities available for sale          773        491       2,228      1,317
Deposits with banks                    198        275         807        603
-----------------------------------------------------------------------------
Total interest income               13,701     10,041      37,729     28,138

Interest Expense
Deposits                             5,334      4,230      15,010     11,823
Federal Home Loan Bank advances        509        526       1,337      1,410
Other borrowings                                   24                    149
-----------------------------------------------------------------------------
Total interest expense               5,843      4,780      16,347     13,382

Net Interest Income                  7,858      5,261      21,382     14,756
Provision for loan losses              499        330       2,105      1,090
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses           7,359      4,931      19,277     13,666

Noninterest Income
Service charges and other fees         818        611       2,464      1,759
Mortgage banking                       224        152         519        460
Gains on sale of loans                                      1,035
Merchant services and other            772        627       2,121      1,644
-----------------------------------------------------------------------------
Total noninterest income             1,814      1,390       6,139      3,863

Noninterest Expense
Compensation and employee benefits   2,927      2,205       8,199      5,832
Occupancy                              786        889       2,586      2,505
Professional Services                  135        146         360        424
Advertising and promotion              256        209         758        583
Printing and supplies                  129        102         429        294
Regulatory premiums and assessments     48        130         134        314
Data processing                        350        211         886        574
Gains on, and net cost of,
 real estate owned                      (2)                    82
Other                                1,710      1,334       5,068      4,068
SAIF special assessment                           612                    612
-----------------------------------------------------------------------------
Total noninterest expense            6,339      5,838      18,502     15,206
-----------------------------------------------------------------------------
Income before income taxes           2,834        483       6,914      2,323
Provision for income taxes             908                  2,102
-----------------------------------------------------------------------------
Net Income                         $ 1,926    $   483     $ 4,812    $ 2,323
=============================================================================

Per share (on average shares outstanding):
  Net Income                       $  0.34    $  0.12     $  0.85    $  0.61
  Fully diluted net income            0.34       0.12        0.85       0.61
Average number of common and common
  equivalent shares outstanding      5,703      3,884       5,668      3,786
Fully diluted average common and common
  equivalent shares oustanding       5,703      3,884       5,697      3,786

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

						   September 30,  December 31,
(in thousands)                                          1997          1996
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  38,993    $  32,092
Interest-earning deposits with banks                    23,734       38,086
Securities available for sale:
  U.S. Treasury & Government Agencies                   38,540       30,481
  Mortgage-backed                                        9,216       10,760
-----------------------------------------------------------------------------
   Total securities available for sale                  47,756       41,241
FHLB stock                                               4,540        4,248
Loans held for sale                                      4,790       11,341
Loans                                                  565,498      446,095
   Less: allowance for loan losses                       5,625        4,504
-----------------------------------------------------------------------------
  Loans, net                                           559,873      441,591
Interest Receivable                                      4,276        3,347
Premises and equipment, net                             20,439       15,250
Real estate owned                                          301           40
Other                                                    5,626        1,680
-----------------------------------------------------------------------------
Total Assets                                          $710,328     $588,916
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $116,963     $ 83,983
  Interest-bearing                                     484,541      409,239
-----------------------------------------------------------------------------
    Total Deposits                                     601,504      493,222
Federal Home Loan Bank advances                         37,000       32,000
Other liabilities                                        7,478        4,734
----------------------------------------------------------------------------
    Total liabilities                                  645,982      529,956
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2 million shares;
   None outstanding
			  September 30, December 31,
 Common stock (no par value)  1997         1996
			    ---------   ----------
   Authorized shares         11,000       10,000
   Issued and outstanding     5,511        5,185        60,975       56,340
 Retained Earnings                                       3,364        2,694
 Unrealized losses on securities
   available for sale, net of tax                            7          (74)
-----------------------------------------------------------------------------
    Total shareholders' equity                          64,346       58,960
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $710,328     $588,916
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1995      3,274  $30,806     $1,274       ($113)       $31,967

Net income                                  3,577                      3,577
Issuance of shares
 of common stock, net   1,492   20,868                                20,868
Issuance of shares
 of common stock -
  5% stock dividend       164    2,157     (2,157)
Conversion of Convertible
 Subordinated Notes       255    2,509                                 2,509
Change in unrealized
 gains and (losses)                                        39             39
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      5,185   56,340      2,694         (74)        58,960

Net income                                  4,812                      4,812
Issuance of shares
 of common stock, net      65      493                                   493
Issuance of shares
 of common stock -        261    4,142     (4,142)
  5% stock dividend
Change in unrealized gains
 and (losses),net of tax                                   81             81
-----------------------------------------------------------------------------
Balance at
 September 30, 1997     5,511  $60,975     $3,364        $  7        $64,346
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

							   Nine Months Ended
							      September 30,
(in thousands)                                               1997       1996
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 4,812   $ 2,323
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  2,105     1,090
  Losses on real estate owned                                   85        41
  Depreciation and amortization                              1,636     1,736
  Deferred income taxes                                        102
  Net realized losses (gains) on sale of investments        (5,887)      183
  (Increase) decrease in loans held for sale                 6,551      (453)
  Increase in interest receivable                             (929)     (367)
  Increase in interest payable                                 451       214
  Net changes in other assets and liabilities               (1,806)     (426)
-----------------------------------------------------------------------------
   Net cash provided by operating activities          7,120     5,193

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        14,951     9,367
 Purchases of securities available for sale                (23,340)  (21,936)
 Proceeds from maturities of mortgage-backed
  securities available for sale                              1,599     1,224
 Loans originated and acquired, net of
  principal collected                                     (130,303)  (79,621)
 Proceeds from sales of loans                               10,177
 Purchases of premises and equipment                        (6,914)   (2,003)
 Proceeds from disposal of premises and equipment            5,403       338
 Proceeds from sale of real estate owned                        83     3,263
 Other, net                                                     (2)
-----------------------------------------------------------------------------
   Net cash used by investing activities                  (128,346)  (89,368)

Financing Activities
 Net increase in deposits                                  108,282    92,625
 Net increase in other borrowings                                      3,000
 Proceeds from FHLB advances and other long-term debt       25,000    30,800
 Repayment of FHLB advances and other long-term debt       (20,000)  (23,800)
 Proceeds from issuance of common stock                        493       131
 Other,Net                                                              (186)
-----------------------------------------------------------------------------
   Net cash provided by financing activities               113,775   102,570
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents         (7,451)   18,395
 Cash and cash equivalents at beginning of period           70,178    30,879
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 62,727  $ 49,274
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 15,896  $ 13,168
  Loans foreclosed and transferred to real estate owned        429
  Issuance of common stock from conversion of convertible
   subordinated notes                                                  2,509

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.  Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended
September 30, 1997, are not necessarily indicative of results to be anticipated for the year ending December 31, 1997. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Columbia Banking System's
(the Company) annual report on Form 10-K for the year ended December 31, 1996.

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

3.  Sale of Bank Card Operations
During the second quarter, the Company sold its VISA (Trade Mark) credit card portfolio. The sale was negotiated in 1996, signed in the first quarter of 1997 and closed in the second quarter of this year. A one-time gain of $1.0 million was realized from the sale. The sale of the business is not expected to have a material effect on results of operations in future periods. The proceeds of the sale have been invested principally in loans to local businesses and consumers.

4.  Stock Dividend
On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   On May 22, 1997,
260,899 common shares were issued to shareholders. Average shares outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented.

5.  Pending Mergers
On July 1, 1997, the Company announced an agreement to merge Cascade Community Bank, a wholly owned subsidiary of Cascade Bancorp, Inc. and Columbia Bank, a wholly owned subsidiary of Columbia Banking System, Inc. The terms of the agreement also provide that Cascade Bancorp, Inc. will be merged into CBSI. The Agreement provides that stockholders of Cascade Bancorp will receive 2.27
shares of CBSI common stock for each share of Cascade common stock.   The
aggregate number of shares of CBSI Stock to be issued in the merger is 774,978, assuming the outstanding options for 11,400 shares of Cascade Common Stock are exercised prior to closing of the merger. Cascade operates three banking offices in the Auburn/Kent valley and at September 30, 1997, had assets of approximately $90.6 million. The agreement, which was unanimously approved by the respective Boards of Directors of the parties, is subject to a number of conditions, including approval by the shareholders of Cascade Bancorp and various regulatory agencies. The parties anticipate closing the transaction in the fourth quarter of 1997.

On July 30, 1997, the Company announced an agreement to merge the Bank of Fife with and into Columbia Bank. Under terms of the agreement, Bank of Fife stockholders will receive between 1.45 to 1.77 shares of CBSI common stock for each share of Fife common stock, based on the average price of CBSI shares for a period of 20 days shortly before the closing of the transaction. The aggregate number of shares of CBSI Common Stock to be issued in the merger is 329,034, assuming the outstanding options for 24,000 shares of Fife Common Stock are exercised prior to closing of the merger and assuming the Fife Exchange Ratio is 1.45. The Bank of Fife operates one banking office in downtown Fife and had assets of approximately $35.6 million at September 30, 1997. The agreement, which was unanimously approved by the respective Boards of Directors of the parties, is subject to a number of conditions, including approval by the shareholders of Bank of Fife and various regulatory agencies. The parties anticipate closing the transaction in the fourth quarter of 1997.



CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

		       Three Months Ended Increase   Nine Months Ended Increase
			 September 30,   (Decrease)    September 30,  (Decrease)
(in thousands)           1997     1996     Amount      1997     1996    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $559,735 $421,009 $138,726    $516,183 $392,590 $123,593
Securities               49,866   32,469   17,397      48,131   29,716   18,415
Interest-earning
 deposits with banks     14,308   20,902   (6,594)     20,051   15,197    4,854
--------------------------------------------------------------------------------
Total interest-earning
 assets                 623,909  474,380  149,529     584,365  437,503  146,862

Noninterest-earning
 assets                  53,210   31,222   21,988      47,863   29,921   17,942
--------------------------------------------------------------------------------
  Total assets         $677,119 $505,602 $171,517    $632,228 $467,424 $164,804
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits              $468,826 $364,295 $104,531    $443,344 $337,683 $105,661
Federal Home Loan Bank
 advances                37,095   36,778      317      32,385   33,719   (1,334)
Other borrowings                     370     (370)                 181     (181)
Convertible subordinated
 notes                               657     (657)               1,984   (1,984)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $505,921  402,100  103,821    $475,729  373,567  102,162

Noninterest-bearing
 deposits               100,927   64,327   36,600      89,482   57,241   32,241
Other noninterest-bearing
 liabilities              6,410    3,632    2,778       5,015    3,115    1,900
Shareholders' Equity     63,861   35,543   28,318      62,002   33,501   28,501
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $677,119 $505,602 $171,517    $632,228 $467,424 $164,804
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


Earnings Summary

Net income for the third quarter of 1997 was $1.9 million, or $0.34 per share,
compared to $483,000 or $0.12 per share, for the third quarter of 1996.   Net
income for the nine months ended September 30, 1997 was $4.8 million, or $.85 per share, compared with $2.3 million, or $0.61 per share, for the same period in 1996. Per share income in 1997 reflects the issuance by the Company of 1,445,000 shares of Common Stock in the fourth quarter of 1996.

During 1996, the Company had no federal income tax provision for the three months and nine months ended September 30 due to utilization of net operating loss carryforwards. Additionally, during the third quarter of last year, federal legislation designed to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC resulted in a one-time charge to Columbia's third quarter 1996 earnings of $612,000. On a comparable fully taxed basis, net income in the third quarter of 1997 increased to $1.9 million from $723,000 in 1996, excluding the SAIF assessment. Using the same basis for comparison, net income for the nine months ended September 30, 1997, more than doubled to $4.8 million from $1.9 million. The increase in net income was primarily due to increased revenue resulting from continued loan and deposit growth.

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

On July 1, 1997, an announcement was made that the Company will acquire Cascade Community Bank, a wholly owned subsidiary of Cascade Bancorp, Inc., through a merger with Columbia Bank, a wholly owned subsidiary of Columbia Banking System. The terms of the agreement provide that stockholders of Cascade Bancorp will receive 2.27 shares of Columbia's common stock for each share of Cascade common stock. The aggregate number of shares of CBSI Stock to be issued in the merger is 774,978, assuming the outstanding options for 11,400 shares of Cascade Common Stock are exercised prior to closing of the merger. Cascade operates three banking offices in the south King County market area. Two of the branches are located in Auburn with the third in downtown Kent. The parties anticipate closing the transaction in the fourth quarter of 1997.

On July 30, 1997, the Company announced an agreement to merge the Bank of Fife with and into Columbia Bank. The Bank of Fife stockholders will receive between 1.45 to 1.77 shares of CBSI common stock for each share of Fife common stock, based on the average price of CBSI shares for a period of 20 days shortly before the closing of the transaction. The aggregate number of shares of CBSI Common Stock to be issued in the merger is 329,034, assuming the outstanding options for 24,000 shares of Fife Common Stock are exercised prior to closing of the merger and assuming the Fife Exchange Ratio is 1.45. The Bank of Fife operates one banking office in downtown Fife, a commercial market in which Columbia does not have a branch. The parties anticipate closing the transaction in the fourth quarter of 1997.

Columbia Bank has opened 14 branch locations since beginning its major Pierce County expansion in August 1993. With the acquisitions of the Cascade Community Bank and the Bank of Fife in the fourth quarter, the Company will have 21 branches, 3 in Cowlitz County, 6 in King County and 12 in Pierce County. Also, by the end of the year, construction will be nearing completion on 2 more offices in Tacoma. The Company has regulatory approval to open three additional branches in Pierce County and one in King County. New branches normally do not contribute to net income for many months after opening.



Net Interest Income

Net interest income for the third quarter of 1997 increased to $7.9 million, a 49% increase from $5.3 million in the third quarter of 1996. For the nine months ended September 30, 1997, net interest income increased to $21.4 million, a 45% increase from $14.8 million for the same period in 1996. The increase in net interest income during the first nine months of 1997 was
largely due to the overall growth of the Company.   Net interest income was
favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first nine months of 1997, average interest-earning assets increased $146.9 million, while average interest-bearing liabilities increased $101.2 million compared with the same period in 1996.

Net interest margin (net interest income divided by average interest-earning assets) increased to 5.00% in the third quarter of 1997 from 4.40% in the third quarter of 1996. The increase in net interest margin is primarily the result of the growth in earning assets at increased spreads. The average yield on interest-earning assets increased 0.31% to 8.71% for the third
quarter of 1997 from 8.40% in the same period of 1996.   The average cost
of interest-bearing liabilities decreased to 4.58%, or 0.14%, from 4.72% in the same period of 1996.

For the first nine months of 1997, net interest margin increased to 4.89% from
4.49% for the same period in 1996.   The average yield on interest-earning
assets increased to 8.63%, or 0.06%, from 8.57% for the nine months ended September 30, 1996. In comparison, the average cost of interest-bearing liabilities decreased to 4.59 or 0.18%, from 4.77 in the same period of 1996.

Noninterest Income and Expense

Total noninterest income increased $424,000, or 31%, in the third quarter of 1997, and $2.3 million, or 59%, for the first nine months of 1997, compared
with the same periods in 1996.   The increase during the first nine months of
1997 is primarily due to a one-time gain of $1.0 million on the sale of the Company's VISA (Trade Mark) credit card portfolio during the second quarter. Excluding the one-time gain, noninterest income increased $1.2, or 32%, during the first nine months of 1997, compared with the same period in 1996. Increases in recurring noninterest income during the three and nine months ended September of 1997 were centered primarily in account service charges.

Total noninterest expense increased $501,000 in the third quarter of 1997, and $3.3 million during the first nine months of 1997, compared with the same periods in 1996. Without the one-time SAIF assessment of $612,000 in the third quarter of 1996, noninterest expense increased $1.1 million in the third quarter of 1997, and $3.9 million during the first nine months of 1997 compared with the same periods in 1996. The increase is primarily due to expenses associated with the expansion of Columbia Bank. Total noninterest expense was 65.6% and 69.9% of total revenues (the sum of net interest income plus noninterest income less nonrecurring gains) for the third quarter and first nine months of 1997, respectively, and 78.6% and 78.4% for the same periods in 1996, respectively. Increases in noninterest expense are centered in compensation, other expense, and data processing. In general, increases in noninterest expense are due to the growth of the Company, establishment of branches, and the associated "volume driven" expenses. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company pursues its commitment to more efficient operations and as projected asset growth materializes.


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

For the third quarter and first nine months of 1997, the Company recorded income tax provisions of $908,000 and $2.1 million, respectively.

Lending Activities

The Company originates a wide variety of loans. Consistent with the trend beginning in 1993, the Company continues to increase commercial business loans as a percentage of its total loan portfolio. The Company also emphasizes consumer loans and private banking services to high income and high net worth individuals.



Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

				  September 30,  % of   December 31,  % of
(in thousands)                         1997      Total      1996      Total
-----------------------------------------------------------------------------
 Commercial                           $226,513   40.1%    $169,318   38.0%
 Real estate:
   One-to four-family residential       57,726   10.2       67,709   15.1
   Five or more family residential and
     commercial properties             171,990   30.4      128,803   28.9
-----------------------------------------------------------------------------
      Total real estate                229,716   40.6      196,512   44.0
 Real estate construction:
   One-to four-family residential       23,401    4.1       21,380    4.8
   Five or more family residential and
     commercial properties              26,432    4.7       10,680    2.4
-----------------------------------------------------------------------------
      Total real estate construction    49,833    8.8       32,060    7.2
 Consumer                               60,389   10.7       48,807   10.9
-----------------------------------------------------------------------------
    Sub-total loans                    566,451  100.2      446,697  100.1
 Less: Deferred loan fees                 (953)  (0.2)        (602)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $565,498  100.0%    $446,095  100.0%
=============================================================================
Loans held for sale                   $  4,790            $ 11,341
=============================================================================

Total loans increased $119.4 million, or 27%, to $565.5 million from year-end 1996. All categories contributed to the increase except for the one- to four-family residential category which experienced declines during the first quarter and early into the second quarter.

Commercial and Private Banking Lending

Commercial loans increased to $226.5 million at September 30, 1997, representing 40.1% of total loans, from $169.3 million at December 31, 1996. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential Real Estate Lending. Residential one- to four-family loans amounted to $57.7 million at September 30, 1997, representing 10.2% of total loans, compared to $67.7 million at December 31, 1996. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Multi-family and Commercial Real Estate Lending. The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $172.0 million at September 30, 1997, representing 30.4% of total loans, from $128.8 million at December 31, 1996. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better.

Construction Lending.

One- to Four-Family Residential Real Estate Construction Lending. The Company originates one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures. Construction loans on one- to four-family residences increased to $23.4 million at September 30, 1997, representing 4.1% of total loans, from $21.4 million at December 31, 1996.

Multi-family and Commercial Real Estate Construction Lending. Multi-family and commercial real estate construction loans increased to $26.4 million at September 30, 1997, representing 4.7% of total loans, from $10.7 million at December 31, 1996.

Consumer Lending.

At September 30, 1997, the Company had $60.4 million of consumer loans outstanding, representing 10.7% of total loans, as compared with $48.8 million
at December 31, 1996.   Consumer loans made by the Company include automobile
loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans. During the second quarter, the Company sold its VISA (Trade Mark) credit card portfolio with an approximate balance $7.1 million.

At September 30, 1997, the Company had no foreign loans or loans related to highly leveraged transactions.

Nonperforming Assets

The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

						 September 30,   December 31,
(in thousands)                                        1997          1996
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $  184        $1,645
  Commercial business                                   256           385
  Consumer                                               52           197
-----------------------------------------------------------------------------
    Total                                            $  492        $2,227
-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                     $   22        $   25
-----------------------------------------------------------------------------
    Total                                            $   22        $   25
-----------------------------------------------------------------------------
    Total nonperforming loans                        $  514        $2,252
=============================================================================
 Real estate owned:
  Five or more family residential and
    commercial properties                            $  301        $   40
-----------------------------------------------------------------------------
    Total                                            $  301        $   40
=============================================================================
    Total nonperforming assets                       $  815        $2,292
=============================================================================

The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans decreased to $514,000, or 0.09% of total loans (excluding loans held for sale), at September 30, 1997 from $2.3 million, or 0.51% of total loans at December 31, 1996 due principally to "one-to four-family residential" loans being brought current.

During the first nine months of 1997, the Company foreclosed on $429,000 of loans collaterlalized by real estate and transferred them to real estate owned ("REO"). For the nine months ended September 30, 1997, the Company recorded to REO a $20,000 write-down, a loss on sale of $65,000, and recoveries of $83,000.

Total nonperforming assets decreased to $815,000, or 0.11% of period-end assets at September 30, 1997 from $2.3 million, or 0.39% of period-end assets at December 31, 1996.

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

The allowance for loan losses at September 30, 1997 increased $1.1 million to $5.6 million, or 0.99% of loans (excluding loans held for sale at each date), from $4.5 million or 1.01% of loans at December 31, 1996 (excluding loans held for sale at each date). Due to the rapid loan growth experienced by the Company $2.1 million was added to provisions for loan losses during the first nine months of 1997 compared with $1.1 million for the same period in 1996. Net loan charge-offs amounted to $488,000 and $984,000 for the third quarter and for the first nine months of 1997, respectively, compared with net loan charge-offs of $393,000 and $490,000 for the same periods in 1996.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

			       Three Months Ended      Nine Months Ended
				  September 30,          September 30,
(in thousands)                   1997       1996        1997       1996
----------------------------------------------------------------------------
 Beginning balance              $5,614     $4,411       $4,504     $3,748
 Charge-offs:
  Commercial business             (475)      (315)        (900)      (359)
  Consumer                         (33)       (82)        (164)      (149)
----------------------------------------------------------------------------
   Total charge-offs              (508)      (397)      (1,064)      (508)
 Recoveries:
  One-to-four family residential     1                       1         15
  Commercial business               19          2           39          3
  Consumer                                      2           40
----------------------------------------------------------------------------
   Total recoveries                 20          4           80         18
----------------------------------------------------------------------------
 Net (charge-offs) recoveries     (488)      (393)        (984)      (490)
 Provision charged to expense      499        330        2,105      1,090
----------------------------------------------------------------------------
 Ending balance                 $5,625     $4,348       $5,625     $4,348
============================================================================

Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, advances from Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and certificates of deposit. Total deposits increased
$108.3 million, or 22%, to $601.5 million at September 30, 1997, from $493.2 million at December 31, 1996.

To fund the growth of the Company, management's strategy has been to make use of brokered and other wholesale deposits while working to build core deposits as rapidly as possible through the Company's development of commercial banking relationships and its branch network. The Company's use of brokered and other wholesale deposits has decreased since year-end 1996, though management anticipates continued, and perhaps increasing, use of such deposits to fund increasing loan demand when necessary. The deposit increase during the first nine months of 1997 occurred entirely in "core deposits." Brokered and other wholesale deposits (excluding public deposits) decreased $27.9 million to $2.4 million, or 0.40% of total deposits, at September 30, 1997, from $30.3 million, or 6.1% of total deposits, at December 31, 1996.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances increased $5.0 million during the first nine months of 1997 to $37.0 million. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.

Capital

Shareholders' equity at September 30, 1997 was $64.3 million compared with $59.0 million at December 31, 1996. The increase is due to improved net income during the first nine months of 1997. Shareholders' equity was 9.06% and 10.0% of total period-end assets at September 30, 1997 and December 31, 1996, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 1997, the Company's leverage ratio was 9.48%, compared with 10.62% at December 31, 1996. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 10.90% and 11.86%, respectively, at September 30, 1997, compared with 12.81% and 13.79%, respectively, at December 31, 1996.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at September 30, 1997. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
outstanding, net income per share and book value per share have been adjusted
to give retroactive effect to all periods presented.   The retroactive impact
on earnings per share for the three months and nine months ended September 30, 1996, is a reduction of $0.01 and $0.03 per share, respectively.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      See Exhibit 11 -   Computation of Fully Diluted Earnings per Common Share
      See Exhibit 3(i) - Restated Articles of Incorporation of Columbia Banking
                         System, Inc.
      See Exhibit 27 -   Financial Data Schedule

(b) On July 7, 1997, the Company filed Form 8-K, announcing an agreement to merge Cascade Community Bank, a wholly owned subsidiary of Cascade Bancorp, Inc. and Columbia Bank, a wholly owned subsidiary of Columbia Banking System, Inc. The terms of the agreement also provide that Cascade Bancorp, Inc. will be merged into CBSI.

(c)   On October 24, 1997, the Company filed Form 8-K, announcing that
      Mr. A.G. Espe, Chairman of the Board and Chief Executive Officer of Columbia Banking System, Inc. is in serious condition. Mr. Espe was diagnosed with lung cancer in late 1996. In addition, the Company announced strong third quarter results with record earnings and solid balance sheet growth.

(d) On November 12, 1997, the Company filed Form 8-K, announcing that its Chairman and Chief Executive Officer, Mr. A.G. Espe, has died following a year-long battle with cancer, and that Mr. W.W. Philip, CBSI's Vice Chairman, President and Chief Operating Officer, has assumed all duties of the Chief Executive Officer.



                        	   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date  November 12, 1997              By     /s/ W. W. Philip
	 -----------------------------     -----------------------------
						 W. W. Philip
                                          Vice Chairman, President and
                                         Acting Chief Executive Officer




     Date  November 12, 1997              By     /s/ Gary R. Schminkey
	 -----------------------------     -----------------------------
						  Gary R. Schminkey
					      Senior Vice President and
					       Chief Financial Officer
					   (Principal Financial Officer)

				   Exhibit 11



	   Computation of Fully Diluted Earnings per Common Share
			Columbia Banking System, Inc.

					 Three Months Ended  Nine Months Ended
					     September 30,     September 30,
(in thousands, except per share data)         1997     1996     1997    1996
--------------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock        $1,926  $  483   $4,812  $2,323
 Interest on convertible subordinated notes,
  net of income tax effects--Note 1                       16              134
--------------------------------------------------------------------------------
Pro forma net income available
  to common stock                             $1,926  $  499   $4,812  $2,457
================================================================================


 Shares
 Weighted average number of common and common
   equivalent shares outstanding               5,703   3,884    5,697   3,786
 Additional shares assuming conversion of
   convertible subordinated notes
--------------------------------------------------------------------------------
      Pro forma shares                         5,703   3,884    5,697   3,786
================================================================================

Fully diluted earnings per share -
  as reported                                  $0.34   $0.12    $0.85   $0.61
================================================================================
Fully diluted earnings per share -
  as calculated                                $0.34   $0.13    $0.85   $0.65
================================================================================

On April 23, 1997, the Company announced a 5% stock dividend payable on
May 22, 1997, to shareholders of record on May 8, 1997.   Average shares
outstanding, net income per share and book value per share have been adjusted to give retroactive effect to all periods presented. The retroactive impact on earnings per share for the three months and nine months ended September 30, 1996, is a reduction of $0.01 and $0.03 per share respectively.

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

For additional information on earnings per share, please see the "Capital" section of the "Management Discussion and Analysis of Financial Condition and Results of Operations."

                                  Exhibit 3(i)



                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                        COLUMBIA BANKING SYSTEM, INC.

The undersigned, being the Secretary of Columbia Banking System, Inc., executes in duplicate the following Restated Articles of Incorporation for the corporation.

                                   ARTICLE 1

Section 1.1  The name of the corporation shall be COLUMBIA BANKING SYSTEM, INC.

                                   ARTICLE 2

Section 2.1  The corporation's period of duration shall be perpetual.

                                   ARTICLE 3

Section 3.1 The purpose for which the corporation is organized is the transaction of any and all lawful business for which corporations may be incorporated under the Washington Business Corporation Act.

                                   ARTICLE 4

Section 4.1 The aggregate number of shares which the corporation shall have authority to issue is 11,000,000 common shares with no par value (hereinafter referred to as "the common stock") and 2,000,000 preferred shares with no par value (hereinafter referred to as "the preferred stock"). The preferred stock is senior to the common stock, and the common stock is subject to the rights and preferences of the preferred stock as provided in the following section.

Section 4.2 The board of directors is hereby vested with authority to divide any or all of the preferred stock into one or more series and, within the limitations set forth in the Washington Business Corporation Act (as amended from time to time), to fix and determine or to amend the relative rights and preferences of the shares of any series so established.

                                   ARTICLE 5

Section 5.1 No shareholder shall have the preemptive right to acquire unissued shares of the corporation.

                                   ARTICLE 6

Section 6.1 Each shareholder entitled to vote at any election for directors shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote, and no shareholder shall be entitled to cumulate his votes.

                                   ARTICLE 7

Section 7.1 The corporation reserves the right to amend, alter, change or repeal any provision of its Articles of Incorporation to the extent permitted by the laws of the State of Washington. All rights of shareholders are granted subject to this reservation.

                                   ARTICLE 8

Section 8.1 The address of the initial registered office of the corporation is 1301 Fifth Avenue, Suite 3400, Seattle, Washington 98101. The name of its initial registered agent at that address is J. James Gallagher.

                                   ARTICLE 9

Section 9.1 The corporation may enter into a contract and otherwise transact business as vendor, purchaser, or otherwise, with its directors, officers and shareholders, and with corporations, associations, firms and entities in which they are or may become interested as directors, officers, shareholders, members or otherwise, as freely as though such adverse interest did not exist, even though the vote, action or presence of such director, officer or shareholder may be necessary to obligate the corporation upon such contract or transaction; and in the absence of fraud, no such contract or transaction shall be avoided and no such director, officer or shareholder shall be held liable to account to the corporation, by reason of such adverse interest or any fiduciary relationship to the corporation arising out of such office or stock ownership, for any profit or benefit realized by him through any such contract or transaction; provided that the nature of the interest of such director, officer or shareholder, though not necessarily the details or extent thereof, be disclosed or known to the board of directors or shareholders of the corporation, at the meeting thereof at which such contract or transaction is authorized or confirmed. A general notice that a director, officer or shareholder of the corporation is interested in any corporation, association, firm or entity shall be sufficient disclosure as to such director, officer or shareholder with respect to all contracts and transactions with that corporation, association, firm or entity.

                                   ARTICLE 10

Section 10.1 Nominations for election to the board of directors may be made by the board of directors or by any stockholder of any outstanding class of stock of the corporation entitled to vote for the election of directors. Nominations, other than those made by the board of directors, shall be made in writing and shall be delivered or mailed, U.S. mail, postage prepaid, to the Chairman of the corporation not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of directors; provided, however, that if less than twenty-one days' notice of the meeting is given to shareholders, such nomination shall be delivered or mailed, U.S. mail, postage prepaid, to the Chairman of the corporation not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. Such notification shall contain the following information to the extent known to the notifying shareholder:

   (a)  The name and address of each proposed nominee;
   (b)  The principal occupation of each proposed nominee;
   (c) The total number of shares of stock of the corporation that will be voted for each proposed nominee;
   (d)  The name and address of the notifying shareholder; and
   (e) The number of shares of common stock of the corporation owned by the notifying shareholder.
Nominations not made in accordance herewith may, in his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for such nominee.

                                   ARTICLE 11

Section 11.1 In addition to the requirements of any applicable statute, and notwithstanding any other provisions of any other articles of these Articles of Incorporation, the affirmative vote of not less than 66 2/3% of the total shares attributable to persons other than a Control Person (as defined below), considered for the purposes of this Article 11 as one class, which are entitled to be voted in an election of directors shall be required for the approval of any Business Combination (as defined below) between the corporation and any Control Person.

Section 11.2 The approval requirements of Section 11.1 shall not apply if either:

   (a) The Business Combination is approved by at least a majority of Continuing Directors (as defined below) of the corporation; or

   (b)  All the following conditions are satisfied:
        (i) The cash or fair market value of the property, securities or other consideration to be received per share in the Business Combination by holders of the common stock of the corporation is not less than the higher of:
(A) the highest price per share (including brokerage commissions, soliciting dealers, fees and dealer-management compensation) paid by such Control Person in acquiring any of its holdings of the corporation's common stock; (B) the highest per share market price of the common stock during the three-month period immediately preceding the date of the proxy statement described in
(iii) below; or (C) the per share value of the common stock at the end of the fiscal quarter immediately prior to the Business Combination, as determined by an appraisal prepared by persons, selected by the Continuing Directors, who are independent of the corporation and the Control Person, and who are experienced and expert in the area of corporate appraisal.

        (ii) After becoming a Control Person and prior to the consummation of such Business Combination (A) such Control Person shall not have acquired any newly issued shares of capital stock, directly or indirectly, from the corporation (except upon conversion of convertible securities acquired by it prior to becoming a Control Person or upon compliance with the provisions of this Article 11 or as a result of a pro rata stock dividend or stock split), and (B) such Control Person shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by the corporation, or made any major changes in the corporation's business or equity capital structure; and

        (iii) A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, whether or not the corporation is then subject to such requirements, shall be mailed to the public stockholders of the corporation for the purpose of soliciting stockholder approval of such Business Combination.

Section 11.3  For the purpose of this Article 11

   (a) The term "Business Combination" shall mean (i) any merger or consolidation the corporation with or into a Control Person, (ii) any sale, lease, exchange, transfer or other disposition, including without limitation a mortgage or any other security device, of all or any Substantial Part
(as defined below) of the assets of the corporation (including without limitation any voting securities of a subsidiary) or of a subsidiary, to a Control Person, (iii) any merger or consolidation of a Control Person with or into the corporation or a subsidiary of the corporation, (iv) any sale, lease, exchange, transfer or other disposition of all or any Substantial Part of the assets of a Control Person to the corporation or a subsidiary of the corporation, (v) the issuance of any securities of the corporation or a subsidiary of the corporation to a Control Person, (vi) the acquisition by the corporation or a subsidiary of the corporation of any securities of a Control Person, (vii) any reclassification of common stock of the corporation, or any recapitalization involving common stock of the corporation, consummated within five years after a Control Person becomes a Control Person, or (viii) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination;

   (b) The term "Continuing Director" shall mean (i) a director who was a member of the board of directors of the corporation immediately prior to the time that a Control Person became the beneficial owner (as this term is defined in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934 on the date on which this amendment becomes effective) of 10% or more of the outstanding shares of common stock of the corporation or (ii) a person so designated before initially becoming a director by a majority of the then Continuing Directors.

   (c) The term "Control Person" shall mean and include any individual, corporation, partnership or other person or entity which, together with their Affiliates and Associates (as those terms are defined on the date on which this amendment becomes effective in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934) is the beneficial owner in the aggregate of 20% or more of the outstanding shares of common stock of the corporation, and any Affiliate or Associate of any such individual, corporation, partnership or other person or entity;

   (d) The term "Substantial Part" shall mean more than 10% of the total assets the corporation in question, as of the end of its most recent fiscal year prior to the time the determination is being made;

   (e) Without limitation, any shares of common stock of the corporation which any Control Person has the right to acquire at any time pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed outstanding and beneficially owned by such Control Person for purposes of this Article 11; and

   (f) For the purposes of Section 11.2(b)(i) of this Article 11, the phrase "other consideration to be received" shall include, without limitation, common stock of the corporation retained by its existing public stockholders in the event of a Business Combination with such Control Person in which the corporation is the surviving corporation.

Section 11.4 For the purposes of this Article 11, a majority of the Continuing Directors shall have the power and duty to determine on the basis of information known to them (a) whether a proposed transaction is subject to the provisions of this Article 11, (b) the amount of shares of the corporation Beneficially Owned by any person, (c) whether a person is an Affiliate or Associate of another, and (d) such other matters as to which a determination may be required by the provisions of this Article 11.

Section 11.5 The provisions set forth in this Article 11 may not be repealed or amended in any respect or in any manner including any merger or consolidation of the corporation with any other corporation unless the surviving corporation's Articles of Incorporation contain an article to the same effect as this Article 11, except by the affirmative vote of the holders of not less than 66 2/3% of the outstanding shares of common stock of the corporation, subject to the provisions of any series of preferred stock which may at the time be outstanding; provided, however, that if there is a Control Person such action must be approved by not less than 66 2/3% of the total shares entitled to be voted in an election of directors attributable to shares owned by person other than the Control Persons.

                                   ARTICLE 12

Section 12.1 The board of directors of the corporation, when evaluating any offer of another party to (a) make a tender or exchange offer for any equity security of the corporation, (b) merge or consolidate the corporation with another corporation, or (c) purchase or otherwise acquire all or substantially all of the properties and assets of the corporation, shall, in connection with the exercise of its judgment in determining what is in the best interests of the corporation and its stockholders, give due consideration to all relevant factors, including without limitation the social and economic effects on the employees, customers, suppliers and other constituents of the corporation and its subsidiaries and on the communities in which the corporation and its subsidiaries operate or are located.

                                   ARTICLE 13

Section 13.1  Defined Terms.  As used in this Article 13:

   (a) "Egregious conduct" by a person shall mean acts or omissions that involve intentional misconduct or a knowing violation of law, conduct violating section 23B. of the Revised Code of Washington, or participation in any transaction from which the person will personally receive a benefit in money, property, or services to which the person is not legally entitled.

   (b) "Finally adjudged" shall mean stated in a judgment based upon clear and convincing evidence by a court having jurisdiction, from which there is no further right to appeal.

   (c) "Director" shall mean any person who is a director of the corporation and any person who, while a director of the corporation, is serving at the request of the corporation as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, or is a fiduciary or party in interest in relation to any employee benefit plan covering any employee of the corporation or of any employer in which it has an ownership interest; and "conduct as a director" shall include conduct while a director is acting in any of such capacities.

   (d) "Officer-director" shall mean any person who is simultaneously both an officer and director of the corporation and any person who, while simultaneously both an officer and director of the corporation, is serving at the request of the corporation as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, or is a fiduciary or party in interest in relation to any employee benefit plan covering any employee of the corporation or of any employer in which it has an ownership interest; and "conduct as an officer-director" shall include conduct while an officer-director is acting as an officer of the corporation or in any of such other capacities.

   (e) "Subsidiary corporation" shall mean any corporation at least eighty percent of the voting stock of which is held beneficially by this corporation.

Section 13.2 - Liability of Directors. No director, officer-director, former director or former officer-director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for conduct as a director or officer-director occurring after the effective date of this
Article 13 unless the conduct is finally adjudged to have been egregious conduct, as defined herein.

Section 13.3 - Liability of Subsidiary Directors. No director, officer-director, former director, or former officer-director of a subsidiary corporation shall be personally liable in any action brought directly by this corporation as a shareholder of the subsidiary corporation or derivatively on behalf of the subsidiary corporation (or by any shareholder of this corporation double-derivatively on behalf of this corporation and the subsidiary corporation) for monetary damages for conduct as a director or officer-director of such subsidiary corporation occurring after the effective date of this Article 13 unless the conduct is finally adjudged to have been egregious conduct, as defined herein.

Section 13.4 - Indemnification of Directors. The corporation shall indemnify any person who is, or is threatened to be made, a party to any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, and whether by or in the right of the corporation or its shareholders or by any other party, by reason of the fact that the person is or was a director or officer-director of the corporation or of a subsidiary corporation against judgments, penalties or penalty taxes, fines, settlements (even if paid or payable to the corporation or its shareholders or to a subsidiary corporation) and reasonable expenses, including attorneys' fees, actually incurred in connection with such proceeding unless the liability and expenses were on account of conduct finally adjudged to be egregious conduct, as defined herein. The reasonable expenses, including attorneys' fees, of such person incurred in connection with such proceeding shall be paid or reimbursed by the corporation, upon request of such person, in advance of the final disposition of such proceeding upon receipt by the corporation of a written, unsecured promise by the person to repay such amount if it shall be finally adjudged that the person is not eligible for indemnification. All expenses incurred by such person in connection with such proceeding shall be considered reasonable unless finally adjudged to be unreasonable.

Section 13.5 - Procedure. No action by the board of directors, the shareholders, independent counsel, or any other person or persons shall be necessary or appropriate to the determination of the corporation's indemnification obligation in any specific case, to the determination of the reasonableness of any expenses incurred by a person entitled to indemnification under this Article 13, nor to the authorization of indemnification in any specific case.

Section 13.6 Internal Claims Expected. Notwithstanding section 13.4, the corporation shall not be obligated to indemnify any person for any expenses, including attorneys' fees, incurred to assert any claim against the corporation (except a claim based on section 13.7) or any person related to or associated with it, including any person who would be entitled hereby to indemnification in connection with the claim.

Section 13.7 - Enforcement of Rights. The corporation shall indemnify any person granted indemnification rights under this Article 13 against any reasonable expenses incurred by the person to enforce such rights.

Section 13.8 - Set-off of Claims. Any person granted indemnification rights herein may directly assert such rights in set-off of any claim raised against the person by or in the right of the corporation and shall be entitled to have the same tribunal which adjudicates the corporation's claim adjudicate the person's entitlement to indemnification by the corporation.

Section 13.9 - Continuation of Rights. The indemnification rights provided in this Article 13 shall continue as to a person who has ceased to be a director or officer-director and shall inure to the benefit of the heirs, executors, and administrators of such person.

Section 13.10 - Effect of Amendment or Repeal.  Any amendment or repeal of this
Article 13 shall not adversely affect any right or protection of a director, officer-director, former director or former officer-director existing at the time of such amendment or repeal with respect to acts or omissions occurring prior to such amendment or repeal.

Section 13.11 - Severability of Provisions. Each of the substantive provisions of this Article 13 is separate and independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions.


                                   ARTICLE 14

Section 14.1 The name and address of the incorporator is Mark C. Lewington, 1301 Fifth Avenue, Suite 3400, Seattle, WA 98101.

These Restated Articles of Incorporation correctly set forth without change the corresponding provisions of the Articles of Incorporation as heretofore amended, and supersede the original Articles of Incorporation and all amendments thereto.

Executed in duplicate this 2nd day of October, 1997.
                          -----       -------------

                                           COLUMBIA BANKING SYSTEM, INC.



                                           By:   /s/ Jill L. Myers
                                              ---------------------------
                                                 Jill L. Myers.
                                                 Secretary