Form 10-Q/A
period 1997-09-30
COLUMBIA BANKING SYSTEM INC
filed 1997-11-20
CIK 887343

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                 							   Nine Months Ended
                                                 							      September 30,
(in thousands)                                               1997       1996
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 4,812   $ 2,323
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  2,105     1,090
  Losses on real estate owned                                   85        41
  Depreciation and amortization                              1,636     1,736
  Deferred income taxes                                        102
  Net realized losses (gains) on sale of assets             (1,048)      183
  (Increase) decrease in loans held for sale                 6,551      (453)
  Increase in interest receivable                             (929)     (367)
  Increase in interest payable                                 451       214
  Net changes in other assets and liabilities               (1,806)     (426)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                11,959     5,193

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        14,951     9,367
 Purchases of securities available for sale                (23,340)  (21,936)
 Proceeds from maturities of mortgage-backed
  securities available for sale                              1,599     1,224
 Loans originated and acquired, net of
  principal collected                                     (130,303)  (79,621)
 Proceeds from sales of loans                               10,177
 Purchases of premises and equipment                        (6,355)   (2,003)
 Proceeds from disposal of premises and equipment                5       338
 Proceeds from sale of real estate owned                        83     3,263
 Other, net                                                     (2)
-----------------------------------------------------------------------------
   Net cash used by investing activities                  (133,185)  (89,368)

Financing Activities
 Net increase in deposits                                  108,282    92,625
 Net increase in other borrowings                                      3,000
 Proceeds from FHLB advances and other long-term debt       25,000    30,800
 Repayment of FHLB advances and other long-term debt       (20,000)  (23,800)
 Proceeds from issuance of common stock                        493       131
 Other,Net                                                              (186)
-----------------------------------------------------------------------------
   Net cash provided by financing activities               113,775   102,570
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents         (7,451)   18,395
 Cash and cash equivalents at beginning of period           70,178    30,879
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 62,727  $ 49,274
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 15,896  $ 13,168
  Loans foreclosed and transferred to real estate owned        429
  Issuance of common stock from conversion of convertible
   subordinated notes                                                  2,509

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

Noninterest Income and Expense

Total noninterest income increased $424,000, or 31%, in the third quarter of 1997, and $2.3 million, or 59%, for the first nine months of 1997, compared
with the same periods in 1996.   The increase during the first nine months of
1997 is primarily due to a one-time gain of $1.0 million on the sale of the Company's VISA (Trade Mark) credit card portfolio during the second quarter. Excluding the one-time gain, noninterest income increased $1.2 million, or 32%, during the first nine months of 1997, compared with the same period in 1996. Increases in recurring noninterest income during the three and nine months ended September of 1997 were centered primarily in account service charges.

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


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date  November 20, 1997              By     /s/ W. W. Philip
	 -----------------------------            -----------------------------
                                          						 W. W. Philip
                                          Vice Chairman, President and
                                         Acting Chief Executive Officer




     Date  November 20, 1997              By     /s/ Gary R. Schminkey
	 -----------------------------            -----------------------------
                                        						  Gary R. Schminkey
                                 					      Senior Vice President and
                                 					       Chief Financial Officer
                                  					   (Principal Financial Officer)

                            				   Exhibit 11



         	   Computation of Fully Diluted Earnings per Common Share
                      			Columbia Banking System, Inc.

                                    					 Three Months Ended  Nine Months Ended
                                    					     September 30,     September 30,
(in thousands, except per share data)         1997     1996     1997    1996
--------------------------------------------------------------------------------
 Earnings
 Net income applicable to common stock        $1,926  $  483   $4,812  $2,323
 Interest on convertible subordinated notes,
  net of income tax effects                               16              134
--------------------------------------------------------------------------------
Pro forma net income available
  to common stock                             $1,926  $  499   $4,812  $2,457
================================================================================


 Shares
 Weighted average number of common and common
   equivalent shares outstanding               5,703   3,884    5,697   3,786
 Additional shares assuming conversion of
   convertible subordinated notes
--------------------------------------------------------------------------------
      Pro forma shares                         5,703   3,884    5,697   3,786
================================================================================

Fully diluted earnings per share -
  as reported                                  $0.34   $0.12    $0.85   $0.61
================================================================================
Fully diluted earnings per share -
  as calculated                                $0.34   $0.13    $0.85   $0.65
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