Form 10-K
period 1997-12-31
COLUMBIA BANKING SYSTEM INC
filed 1998-03-19
CIK 887343

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1997 or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                               [No Fee Required]
                        Commission File Number 0-20288
                                               -------

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

       Registrant's Telephone Number, Including Area Code: (253) 305-1900
        Securities Registered Pursuant to Section 12(b) of the Act: None
          Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

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

The aggregate market value of Common Stock held by non-affiliates of registrant at February 28, 1998 was $204,949,093.

        The number of shares of registrant's Common Stock outstanding at February 28, 1998 was  6,532,242

          Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant's Annual Report to Shareholders        Parts I and II
  for the year ended December 31, 1997
Registrant's definitive Proxy Statement           Part III
  dated March 18, 1998

                             CROSS REFERENCE SHEET

   Location in Annual Report to Shareholders and Definitive Proxy Statement
                        of Items required by Form 10-K

                                                                        Annual Report to Shareholders and
                       Form 10-K                                           Definitive Proxy Statement
--------------------------------------------------------     -------------------------------------------------------
 Part and                                                                                                      Page
 Item No.                       Caption                                        Caption                        Number
-----------     ----------------------------------------     -------------------------------------------     --------
PART I                                                             ANNUAL REPORT TO SHAREHOLDERS
Item 1           Business

                 Consolidated Average Balance Sheet          Consolidated Five-Year Summary of
                  and Analysis of Net Interest Income         Average Balances and Net Interest Revenue         86
                  and Expense
                                                             Management Discussion and Analysis of
                                                              Financial Condition and Results of
                                                              Operations ("Management Discussion")              26

                 Investments                                 Note 4, Notes to Consolidated Financial
                                                              Statements                                        63
                                                             Management Discussion - Securities                 36

                 Lending Activities                          Management Discussion - Loan Portfolio             31
                                                             Management Discussion - Nonperforming
                                                              Assets                                            34
                                                             Note 5, Notes to Consolidated Financial
                                                              Statements                                        65

                 Summary of Loan Loss Experience             Note 6, Allowance for Loan Losses                  66
                                                             Management Discussion - Provision and
                                                              Allowance for Loan Losses                         35

                 Supervision and Regulation                  Management Discussion - Capital                    43

Item 2           Properties                                  Note 7, Notes to Consolidated Financial
                                                              Statements                                        66

Item 3           Legal Proceedings                           Note 13, Notes to Consolidated Financial
                                                              Statements                                        73


                                                                        Annual Report to Shareholders and
                       Form 10-K                                           Definitive Proxy Statement
--------------------------------------------------------     -------------------------------------------------------
 Part and                                                                                                      Page
 Item No.                       Caption                                        Caption                        Number
-----------     ----------------------------------------     -------------------------------------------     --------
PART II                                                            ANNUAL REPORT TO SHAREHOLDERS

Item 5           Market for the Registrant's Common          Management's Discussion - Quarterly Common
                  Stock and Related Stockholder Matters       Stock Prices and Dividend Payments                46

Item 6           Selected Financial Data                     Consolidated Highlights                            16
                                                             Consolidated Five-Year Statements of
                                                              Operations                                        84
                                                             Consolidated Five-Year Summary of Average
                                                              Balances and Net Interest Revenue                 86

Item 7           Management's Discussion and Analysis        Management Discussion                              26
                  of Financial Condition and Results
                  of Operations                              Consolidated Five-Year Summary of Average
                                                              Balances and Net Interest Revenue                 86

Item 8           Financial Statements and                    Audited Financial Statements                       50
                  Supplementary Data                         Note 18, Summary of Quarterly Financial
                                                              Information (Unaudited)                           80

Item 9           Changes in and Disagreements With           Change in Accounting Firms                         46
                  Accountants on Accounting and
                  Financial Disclosure
PART III                                                           DEFINITIVE PROXY STATEMENT

Item 10          Directors and Executive Officers            Election of Directors                               4
                  of the Registrant                          Section 16(a) Beneficial Ownership
                                                              Reporting Compliance                              15

Item 11          Executive Compensation                      Executive Compensation                              7

Item 12          Security Ownership of Certain               Security Ownership of Management                    2
                  Beneficial Owners and
                  Management

Item 13          Certain Relationships and Related           Interest of Management in Certain
                  Transactions                                Transactions                                      15

                         COLUMBIA BANKING SYSTEM, INC.
                                   FORM 10-K
                               December 31, 1997

                               TABLE OF CONTENTS

                                                   PART I                                                 Page
                                                                                                          ----
Item  1.     Business
             General....................................................................................    1
             Strategy...................................................................................    1
             Market Area................................................................................    3
             Competition................................................................................    4
             Employees..................................................................................    4
             Executive Officers of the Company..........................................................    5
             Effects of Governmental Monetary Policies..................................................    6
             Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense.........    6
             Consolidated Analysis of Changes in Interest Income and Expense............................    7
             Investments................................................................................    7
             Lending Activities.........................................................................   10
             Summary of Loan Loss Experience............................................................   12
             Deposits...................................................................................   13
             Significant Financial Ratios...............................................................   14
             Short-term Borrowings......................................................................   14
             Supervision and Regulation.................................................................   14

Item  2.     Properties.................................................................................   18
Item  3.     Legal Proceedings..........................................................................   18
Item  4.     Submission of Matters to a Vote of Security Holders........................................   18

                                                   PART II
Item  5.     Market for the Registrant's Common Stock and Related Stockholder Matters...................   18
Item  6.     Selected Financial Data....................................................................   18
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................................   18

Item  8.     Financial Statements and Supplementary Data................................................   19
Item  9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......   19

                                                   PART III
Item 10      Directors and Executive Officers of the Registrant.........................................   19
Item 11.     Executive Compensation.....................................................................   19
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................   19
Item 13.     Certain Relationships and Related Transactions.............................................   19

                                                   PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   20

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Columbia Banking System, Inc. ("the Company"), a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 21 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At December 31, 1997, based on total assets of $864.6 million, the Company was the largest publicly traded bank holding company headquartered in Washington engaged primarily in commercial banking.

The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company's principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. Since the reorganization, Columbia Bank has grown from four branch offices at January 1, 1993 to its present 21 branch offices and has regulatory approval to open four additional branch offices in its market area. Between January 1, 1993 and December 31, 1997, the Company increased its consolidated assets to $864.6 million from $198.2 million, its loans to $685.9 million from $146.2 million and its deposits to $740.4 million
from $151.9 million.   While accomplishing this expansion, the Company's asset
quality has improved. At December 31, 1997, the Company's nonperforming assets constituted 0.20% of total assets, as compared with 0.39%, 0.73%, and 0.94% at December 31, 1996, 1995 and 1994, respectively. Although nonperforming assets are currently low, rapid growth could increase future losses. Accordingly, the Company increased the loan loss provision by $2.0 million in the fourth quarter of 1997, as well as adding $1.0 million in the second quarter of 1997, and increasing the monthly provision to $130,000 from $110,000 in April 1997.

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

STRATEGY

Management believes the ongoing consolidation among financial institutions in Washington has created significant gaps in the ability of large banks operating in Washington to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank while retaining the appeal and service level of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans and deposits.

The Company's goal over the next several years is to create a well-capitalized, customer focused, Pacific Northwest commercial banking institution with a significant presence in selected markets. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In order to fund its commercial and consumer lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its commercial lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service.

In November and December 1996, the Company issued approximately 1.445 million additional shares of common stock in a public offering. The issuance raised approximately $20.7 million in new capital. The Company contributed approximately $10.0 million of these proceeds to Columbia Bank primarily to fund additional expansion in Pierce County, and, over the next several years, into neighboring south King, Thurston, and Kitsap Counties. The remainder was used to repay a $3.0 million borrowing and for general corporate purposes.

During the first quarter of 1997, the Company opened a second Bellevue branch and a new branch in the south King County commercial market of downtown Kent.

The Company completed its first bank acquisitions during the fourth quarter of 1997, merging Cascade Bancorp, Inc. ("Cascade") and Bank of Fife ("Fife") into Columbia Bank, thereby adding three branch office locations. Cascade operated three banking offices in the south King County market area. Two of the branches are located in Auburn (a market in which Columbia did not have a branch) and the third in downtown Kent. Columbia consolidated its Kent branch office into the Cascade branch location. Fife operated one banking office in downtown Fife, a commercial market in which Columbia did not have a branch.

At the end of 1997, the Company had twenty-one branches, twelve in Pierce County, six in King County and three in Cowlitz County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-one branches through a combination of internal and external growth by acquisition. Also, at the end of the year, construction was nearing completion on two more offices in Tacoma.

The Company opened its twenty-second branch in mid-January 1998, located in the Westgate area of north Tacoma. The Westgate branch is the thirteenth location in Pierce County. The next Pierce County branch will open in February 1998, located at 176th and Meridian in Puyallup. The Company currently has regulatory approval to open one additional branch in Pierce County and one in King County. Management continues to pursue opportunities for expansion via a combination of internal and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more banking options. In addition, new technology and services are reviewed for business development and cost saving.

MARKET AREA

The economy of the Company's principal market area, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years. The Pierce County Economic Index, a regional publication providing economic forecasts and commentary, reports that "The 1997 growth rate was almost twice the twenty-year average growth rate of the local economy.
Continued expansion will take place in 1998, but not at the gallop-like pace of 1997. When 1998 comes to a close, economic activity in Pierce County's economy will have increased by 10% in just three years."

Pierce County, the area in which the Company's expansion is primarily focused, is located in the South Puget Sound region. With 12 branch offices in Pierce County at the end of 1997, and two new branch offices opening during the first quarter of 1998, the Company is positioning itself to increase its market share in this County of approximately 674,000 residents, the second largest populated county in Washington State. Over a year ago, Forbes magazine published its prediction that the Tacoma area would be among the top twenty-five cities in the United States in terms of job growth, especially in the area of computers and semiconductors.

Bellevue, where the Company has two banking offices, is located in an area known as the "Eastside," a metropolitan area with a population of approximately 215,000 that includes several King County cities located east of Seattle. A large portion of the Eastside economy is linked to aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered just north of Bellevue and several biotech firms are located on the Eastside. In recent years, the Eastside has experienced relatively rapid growth in population and employment, and household incomes in the Eastside are among the highest in Washington.

During 1997, the Company further expanded into neighboring south King County, an area of several residential communities whose employment base is supported by light industrial, aerospace, and forest products industries. In early 1997, the Company opened a branch office in Kent and with the merger of Cascade added two branches in Auburn, a market where Columbia had no branch offices, and merged its newly opened Kent branch into Cascade's Kent branch location. The merger brings the Company's branch office total in south King County to four, including the Federal Way office which opened during 1995. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company's Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. The Auburn and Kent Valley areas to the east of Federal Way are high residential and commercial growth markets and considered by management to be natural areas of expansion for the Company.

The Company's market area also includes the Longview and Woodland communities in southwest Washington. The population of Cowlitz County, in which Longview and Woodland are located, is approximately 91,000. Cowlitz County's economy has become more diversified in recent years, but remains materially dependent on the forest products industry and, as a result, is relatively vulnerable to the cyclical downturns of that industry as well as environmental disputes.

The Company anticipates continued expansion in Pierce County, north into King County, south into Thurston County (the location of the state capitol, Olympia), and northwest into Kitsap County (the location of Bremerton and Port Orchard).

Olympia, with a population of approximately 39,000, and the neighboring community of Lacey, with a population of approximately 28,000, are the principal cities in Thurston County. The county has an approximate population of 198,000. The area enjoys a stable economic climate due largely to state government employment and the proximity of the Fort Lewis Army Base and McChord Air Force Base. According to the Washington State Almanac (an annual publication of demographic information of Washington State counties and cities), approximately 40% of the average employment was through federal, state, and local government agencies. The area also has a significant population of retired military personnel.

Kitsap County, with a population of approximately 229,000 (sixth largest in the State), is home to the Bremerton Naval shipyard and the Trident Submarine Base. Directly west of Seattle across Puget Sound, commuters and visitors are able to travel by ferry in 30 to 60 minutes to jobs and entertainment in Seattle from
residences in Kitsap County.   According to the Washington State Almanac,
approximately 39% of the average employment was government related.

COMPETITION

The Company anticipates that the substantial consolidation among financial institutions in Washington that has occurred to date will continue, due in part to recent federal legislation concerning interstate banking. Federal law (see "Supervision and Regulation -- Other Regulatory Developments") allows mergers or other combinations, relocations of a bank's main office and branching across state lines. Many other financial institutions, most of which have greater resources than the Company, compete with the Company for banking business in the Company's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations, however, its share of commercial bank deposits in Pierce County has grown substantially over the last several years. The Company's strategy involves significant expansion throughout the Tacoma/Pierce County metropolitan area and contiguous parts of the Puget Sound region of Washington. Although, the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

EMPLOYEES

At December 31, 1997, the Company had 327 full-time equivalent employees. The Company has placed an increased emphasis and high priority on staff development. This development involves selective hiring and extensive training (including customer service training). New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis has been placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company.

                                                                                            Has Served as an
                                                                                          Executive Officer of
                                                                                               the Company
           Name               Age                          Position                               Since
---------------------------------------------------------------------------------------------------------------
W. W. Philip/1/                71       Director, Chairman, President and Chief Executive          1993
                                         Officer
Melanie J. Dressel/2/          45       Executive Vice President - Retail Banking                  1997
H. R. Russell/3/               43       Executive Vice President - Commercial Banking              1996
Donald A. Andersen/4/          52       Senior Vice President, Senior Loan Production              1996
                                         Officer - Columbia Bank
Julie A. Healy/5/              42       Senior Vice President, Operations Manager -                1994
                                         Columbia Bank
Gary R. Schminkey/6/           40       Senior Vice President and Chief Financial Officer          1993
Evans Q. Whitney/7/            54       Senior Vice President, Human Resources Director            1994

1 Mr. Philip has been a director of the Company since July 1993. He became President and Chief Operating Officer of the Company and President and Chief Executive Officer of Columbia Bank in August 1993 when the Company's reorganization was completed and the Company began operations in Tacoma. In November 1997, Mr. Philip was appointed Chairman, President and Chief Executive Officer of the Company and Columbia Bank. Until his retirement in December 1992, Mr. Philip was Chairman of the Board and Chief Executive Officer of Puget Sound Bancorp ("PSB") since its inception in 1981 and was Chairman of the Board and Chief Executive Officer of Puget Sound National Bank prior to and after the inception of PSB, having served with that institution for more than 40 years.

2 Ms. Dressel joined Columbia Bank as Senior Vice President -- Private Banking in June 1993. She was appointed Executive Vice President - Retail Banking for Columbia Bank in November 1997. Ms. Dressel served as Senior Vice President and directed the private banking division of Puget Sound National Bank for nearly five years and was employed by Bank of California for over 14 years.

3 Mr. Russell joined Columbia Bank as Senior Vice President -- Commercial Loans in October 1993. He was appointed Executive Vice President - Senior Credit Officer for Columbia Bank in November 1997. Mr. Russell was employed by Puget Sound National Bank and its successor institution for nearly 14 years, having served as Vice President -- Commercial Loan Officer from 1991 to 1993.

4 Mr. Andersen joined Columbia Bank as Senior Vice President -- Commercial Loans in January 1995. Mr. Andersen was employed by Puget Sound National Bank and its successor institution for nearly 25 years, having served as Vice President -- Commercial Loan Officer from 1991 to 1995.

5 Ms. Healy joined Columbia Bank as Senior Vice President -- Operations in June 1993. Ms. Healy was employed by Puget Sound National Bank for nearly 12 years, having served as Vice President -- Operations from 1991 to 1993.

6 Mr. Schminkey joined Columbia Bank as Vice President and Controller in March 1993. He was appointed Senior Vice President -- Chief Financial Officer of Columbia Bank and the Company in 1994. Mr. Schminkey was employed by PSB, Puget Sound National Bank and its successor institution for nearly 10 years, having served from 1991 to 1993 as Assistant Vice President -- Assistant Controller for PSB and during that same period as Vice President -- Accounting and Finance for Puget Sound National Bank and its successor institution.

7 Mr. Whitney joined Columbia Bank as Senior Vice President -- Human Resources in March 1993. Mr. Whitney is also the Senior Vice President -- Human Resources of the Company. Mr. Whitney was employed by PSB and Puget Sound National Bank for nearly 27 years, having served as Senior Vice President -- Human Resources for PSB and Puget Sound National Bank from 1991 to 1993.

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

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME AND
EXPENSE

For information concerning consolidated daily average balances, along with average yields for earning assets and average interest rates for interest-bearing liabilities, see "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at page 86 of the Annual Report to Shareholders for the year ended December 31, 1997 ("Annual Report"), which is incorporated herein by reference. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" ("Management Discussion") beginning at page 26 of the Annual Report for additional details on various asset and liability categories.

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

                                                    1997 Compared to 1996            1996 Compared to 1995
                                                 Increase (Decrease) Due to       Increase (Decrease) Due to
                                                -----------------------------   -------------------------------
(in thousands)                                   Volume     Rate      Total     Volume        Rate        Total
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans:
  Commercial business                            $ 5,532    $ 487    $ 6,019    $ 4,170    $  (872)      $3,298
  One- to four-family residential                   (293)     761        468        (34)      (359)        (393)
  Five or more family residential and
    commercial properties                          6,199     (945)     5,254      3,770       (239)       3,531
  Consumer                                           916      279      1,195      1,059       (268)         791
---------------------------------------------------------------------------------------------------------------
    Total loans                                   12,354      582     12,936      8,965     (1,738)       7,227
Securities                                         1,284      103      1,387        773        112          885
Interest-earning deposits with banks                (204)      77       (127)       988        (72)         916
---------------------------------------------------------------------------------------------------------------
    Total interest revenue                       $13,434    $ 762    $14,196    $10,726    $(1,698)      $9,028
===============================================================================================================

INTEREST EXPENSE
Deposits:
  Certificates of deposit                        $ 2,414    $(168)   $ 2,246    $ 2,077    $    14       $2,091
  Savings accounts                                   158      (47)       111        (21)        (7)         (28)
  Interest-bearing demand                          2,185     (137)     2,048      2,192       (254)       1,938
---------------------------------------------------------------------------------------------------------------
    Total interest on deposits                     4,757     (352)     4,405      4,248       (247)       4,001
Federal Home Loan Bank advances                       83      (26)        57        506        (95)         411
Other borrowings                                    (106)     (67)      (173)        12        (57)         (45)
---------------------------------------------------------------------------------------------------------------
    Total interest expense                       $ 4,734    $(445)   $ 4,289    $ 4,766    $  (399)      $4,367
===============================================================================================================


INVESTMENTS

For additional information concerning securities (securities available for sale and held to maturity), see Note 4 of "Notes to Consolidated Financial Statements" at page 63 of the Annual Report and "Management Discussion - Securities" at page 36 of the Annual Report, all of which are incorporated herein by reference.

Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Unrealized gains and losses are recorded directly to a component of shareholders' equity. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risk.

Securities held to maturity are those securities which the Company has the ability and intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities until maturity. Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method. Gains and losses on the sale of all securities are determined using the specific identification method.

At December 31, 1997, there were no securities of any issuer that exceeded ten percent of shareholders' equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of Company's securities available for sale for the years ended December 31, 1997, 1996, and 1995.

SECURITIES AVAILABLE FOR SALE                                             Gross          Gross
                                                        Amortized       Unrealized    Unrealized         Market
(in thousands)                                             Cost           Gains         Losses           Value
---------------------------------------------------------------------------------------------------------------
December 31, 1997:
U.S. Treasury & government agency                         $48,178         $ 78                          $48,256
Mortgage-backed                                             7,046                       $ (27)            7,019
Other securities                                              990           14                            1,004
---------------------------------------------------------------------------------------------------------------
Total                                                     $56,214         $ 92          $ (27)          $56,279
===============================================================================================================
December 31, 1996:
U.S. Treasury & government agency                         $40,562         $104          $ (19)          $40,647
Mortgage-backed                                            10,874                        (114)           10,760
FHLMC preferred stock                                         250            8                              258
Other securities                                              249                          (3)              246
State and municipal securities                                130            3                              133
---------------------------------------------------------------------------------------------------------------
Total                                                     $52,065         $115          $(136)          $52,044
===============================================================================================================
December 31, 1995:
U.S. Treasury & government agency                         $13,891         $ 38          $  (6)          $13,923
Mortgage-backed                                            12,572                        (126)           12,446
FHLMC preferred stock                                         250            8                              258
Other securities
State and municipal securities                                130            4                              134
---------------------------------------------------------------------------------------------------------------
Total                                                     $26,843         $ 50          $(132)          $26,761
===============================================================================================================


The following table provides the carrying values, maturities and weighted average yields of the Company's securities available for sale at December 31, 1997.

SECURITIES AVAILABLE FOR SALE                                              Maturing
                                        -------------------------------------------------------------------------------
                                                                           After 5 But
                                                           After 1 But      Within 10
(dollars in thousands)                    Within 1 Year   Within 5 Years      Years       After 10 Years      Total
 -----------------------------------------------------------------------------------------------------------------------
U.S. Treasury
  Balance                                   $15,967         $ 3,515                                         $19,482
  Weighted Average Yield                       5.76%           6.19%                                           5.83%
U.S. government agency
  Balance                                       701          19,256         $6,938          $1,879           28,774
  Weighted Average Yield                       5.96%           6.49%          7.70%           7.39%            6.82%
Mortgage-backed (1)
  Balance                                     5,037                          1,982                            7,019
  Weighted Average Yield                       5.37%                          6.36%                            5.65%
Other Securities
  Balance                                                     1,004                                           1,004
  Weighted Average Yield                                       6.75%                                           6.75%
-----------------------------------------------------------------------------------------------------------------------
Total
  Balance                                   $21,705         $23,775         $8,920          $1,879          $56,279
  Weighted Average Yield                       5.67%           6.45%          7.40%           7.39%            6.33%
-----------------------------------------------------------------------------------------------------------------------

(1) The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

The following table summarizes the recorded value, gross unrealized gains and losses and the resulting market value of securities held to maturity for the years ended December 31, 1997, 1996, and 1995.

SECURITIES HELD TO MATURITY                                   Gross          Gross
                                                Amortized   Unrealized     Unrealized       Market
(in thousands)                                    Cost        Gains          Losses         Value
--------------------------------------------------------------------------------------------------
December 31, 1997:
U.S. Treasury & government agency               $ 4,743         $ 8                        $ 4,751
State and municipal securities                    4,191          54                          4,245
Other Securities                                    495           6                            501
FHLMC preferred stock                               250           7                            257
--------------------------------------------------------------------------------------------------
Total                                           $ 9,679         $75                        $ 9,754
==================================================================================================
December 31, 1996:
U.S. Treasury & government agency               $ 8,484         $15          $(56)         $ 8,443
State and municipal securities                    2,482          31            (2)           2,511
Other Securities                                    655           1                            656
--------------------------------------------------------------------------------------------------
Total                                           $11,621         $47          $(58)         $11,610
==================================================================================================
December 31, 1995:
U.S. Treasury & government agency               $ 6,731         $40          $(25)         $ 6,746
State and municipal securities                    2,275          20            (7)           2,288
Other Securities                                  1,063           4            (5)           1,062
--------------------------------------------------------------------------------------------------
Total                                           $10,069         $64          $(37)         $10,096
==================================================================================================


The following table provides the carrying values, maturities and weighted average yields of the Company's securities held to maturity at December 31, 1997.


SECURITIES HELD TO MATURITY                                                Maturing
                                        -------------------------------------------------------------------------------
                                                                           After 5 But
                                                           After 1 But      Within 10
(dollars in thousands)                    Within 1 Year   Within 5 Years      Years       After 10 Years      Total
 -----------------------------------------------------------------------------------------------------------------------
U.S. government agency
  Balance                                   $ 998           $3,495          $  250                            $4,743
  Weighted Average Yield                     6.20%            6.41%           7.00%                             6.40%
State and municipal securities *
  Balance                                     441            1,972           1,778                             4,191
  Weighted Average Yield                     7.34%            7.16%           7.02%                             7.12%
Other securities
  Balance                                                      495                                               495
  Weighted Average Yield                                      6.77%                                             6.77%
FHLMC stock
  Balance                                     250                                                                250
  Weighted Average Yield                     6.72%                                                              6.72%
 -----------------------------------------------------------------------------------------------------------------------
Total
  Balance                                  $1,689           $5,962          $2,028                            $9,679
  Weighted Average Yield                     5.92%            5.88%           5.19%                             5.75%
 -----------------------------------------------------------------------------------------------------------------------

* Yields on fully taxable equivalent basis, based on a marginal tax rate of 34%.

LENDING ACTIVITIES

The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

(in thousands) December 31,                  1997            1996            1995            1994            1993
------------------------------------------------------------------------------------------------------------------------
Commercial business                        $270,946        $194,843        $133,885        $ 89,546        $ 56,631
Real estate:
 One-to four-family residential              71,095          77,359          77,603          83,582          59,738
 Five or more family residential and
  commercial properties                     206,628         151,179         113,784          80,010          54,796
-------------------------------------------------------------------------------------------------------------------
Total real estate                           277,723         228,538         325,272         253,138         171,165
Real estate construction:
 One- to four-family residential             29,695          31,446          32,819          23,462          22,227
 Five or more family residential and
  commercial properties                      33,806          10,724           8,985           4,307           4,945
-------------------------------------------------------------------------------------------------------------------
  Total real estate construction             63,501          42,170          41,804          27,769          27,172
Consumer                                     74,710          58,249          51,788          38,120          20,436
-------------------------------------------------------------------------------------------------------------------
 Subtotal                                   686,880         523,800         418,864         319,027         218,773
Less deferred loan fees and other              (991)           (649)           (807)           (953)           (328)
-------------------------------------------------------------------------------------------------------------------
 Total loans                               $685,889        $523,151        $418,057        $318,074        $218,445
===================================================================================================================
Loans held for sale                        $  4,377        $ 11,341        $  1,367        $  1,612        $  1,777
===================================================================================================================

NOTE: During 1994, as part of its focus on loan quality, management developed more detailed statistical information on various types of lending. In this connection, the December 31, 1994 through December 31, 1997 loan balances in the table above reflect changes in classifications from prior periods. Due to the impracticality of developing similar information for prior period balances, prior period balances have not been restated and, as a result, are not comparable with balances at December 31, 1994 through December 31, 1997.

The following table presents at December 31, 1997, (i) the aggregate maturities of loans in each major category of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year.


SECURITIES AVAILABLE FOR SALE                                         Maturing
                                          ------------------------------------------------------------
                                                           After 1 But
(in thousands)                            Within 1 Year   Within 5 Years    After 5 Years      Total
 -----------------------------------------------------------------------------------------------------
Commercial business                            $169,382       $87,771          $13,793        $270,946
Real estate construction                         59,299         1,866            2,335          63,501
------------------------------------------------------------------------------------------------------
      Total                                    $228,681       $89,637          $16,128        $334,447
======================================================================================================

Fixed rate loans                                              $38,722          $ 4,331        $ 43,053
Variable rate loans                                            50,915           11,797          62,712
------------------------------------------------------------------------------------------------------
      Total                                                   $89,637          $16,128        $105,765
======================================================================================================

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

(in thousands) December 31,                      1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------
Nonaccrual                                      $1,462         $2,256         $  449         $  452         $1,631
Restructured                                        20             25             29             44             94
------------------------------------------------------------------------------------------------------------------
 Total nonperforming loans                      $1,482         $2,281         $  478            496          1,725
Real estate owned                                  231            484          3,304          3,227          3,305
------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $1,713         $2,765         $3,782         $3,723         $5,030
==================================================================================================================
Accruing loans past-due 90 days or more                        $  111         $  154         $   82         $    2
==================================================================================================================
Potential problem loans                         $  669         $  346         $  239
==================================================================================================================

For information pertaining to risk elements, see the appropriate sections in "Management Discussion - Loan Portfolio" beginning at page 31 of the Annual Report, "Management Discussion - Nonperforming Assets" beginning at page 34 of the Annual Report and Note 5 of "Notes to Consolidated Financial Statements" beginning at page 65 of the Annual Report, all of which are incorporated herein by reference.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of net losses by loan type for the last five years.

(dollars in thousands) December 31,             1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------------
Total loans, net at end of period             $685,889        $523,151        $418,057        $318,075        $218,448
Daily average loans                            613,671         473,887         373,560         264,761         170,701
----------------------------------------------------------------------------------------------------------------------
Balance of allowance for loan losses
 at beginning of period                       $  5,282        $  4,340        $  3,175        $  2,354        $  1,792
Charge-offs:
 One- to four-family residential                  (364)             (7)
 Commercial business                            (1,025)           (514)           (148)           (258)            (87)
 Consumer                                         (270)           (199)           (119)           (111)            (47)
----------------------------------------------------------------------------------------------------------------------
  Total charge-offs                             (1,659)           (720)           (267)           (369)           (134)
Recoveries:
 One- to four-family residential                     1               7
 Commercial business                                43              17              45              83              56
 Consumer                                           47               3               5                               5
----------------------------------------------------------------------------------------------------------------------
  Total recoveries                                  91              27              50              83              61
----------------------------------------------------------------------------------------------------------------------
   Net charge-offs                              (1,568)           (693)           (217)           (286)            (73)
Provision charged to expense                     4,726           1,635           1,382           1,107             635
----------------------------------------------------------------------------------------------------------------------
 Balance of allowance for loan losses
  at end of period                            $  8,440        $  5,282        $  4,340        $  3,175        $  2,354
 ======================================================================================================================
Ratio of net charge-offs during period
 to average loans outstanding                     0.26%           0.15%           0.06%           0.11%           0.04%
======================================================================================================================

In determining the adequacy of the allowance, management considered numerous factors including the level of nonperforming loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values and uncertain economic conditions.

For additional information, see "Management Discussion - Provision and Allowance for Loan Losses" at page 35 of the Annual Report and Note 6 of "Notes to Consolidated Financial Statements" beginning at page 66 of the Annual Report, both of which are incorporated herein by reference.

The table below shows the allocation of the Allowance for Loan Losses for the last five years. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors which may affect future loan losses in the categories of loans shown.

(dollars in thousands)
December 31,                         1997                1996               1995               1994                1993
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period              % of Total          % of Total         % of Total         % of Total          % of Total
  Applicable to:               Amount    Loans*     Amount   Loans*    Amount   Loans*    Amount   Loans*    Amount   Loans*
------------------------------------------------------------------------------------------------------------------------------
Commercial business            $4,109     39.4%     $3,403    37.2%    $2,006    32.0%    $1,537    28.1%    $  421    25.9%
Real estate and
 construction:
  One- to four-family
   residential                  1,041     14.7       1,115    20.8        699    26.3        773    33.6        513    37.5
  Five or more family
   residential and
   commercial properties        1,414     35.0         490    30.9        330    29.3        249    26.4        560    27.3
Consumer                          334     10.9         499    11.1        386    12.4        295    11.9        144     9.3
Unallocated                     1,542                 (225)               919                321                716
------------------------------------------------------------------------------------------------------------------------------
  Total                        $8,440    100.0%     $5,282   100.0%    $4,340   100.0%    $3,175   100.0%    $2,354   100.0%
==============================================================================================================================

*Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

DEPOSITS

The following table presents the average balances outstanding and weighted average interest rate for each major category of deposits:

years ended December 31,                               1997                   1996                    1995
--------------------------------------------------------------------------------------------------------------------
                                               Average     Average     Average     Average     Average      Average
(dollars in thousands)                         Balance    Rate Paid    Balance    Rate Paid    Balance     Rate Paid
--------------------------------------------------------------------------------------------------------------------
Interest-bearing demand and
  money market accounts                       $223,514      3.45%     $160,020      3.53%     $ 97,326       3.82%
Savings accounts                                38,301      2.75        32,438      2.91        33,145       2.93
Certificates of deposit                        282,899      5.66       240,214      5.73       203,978       5.73
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits              544,714      4.55       432,672      4.71       334,449       4.89
Demand and other noninterest-bearing           111,492                  74,940                  54,878
--------------------------------------------------------------------------------------------------------------------
  Total deposits                              $656,206                $507,612                $389,327
====================================================================================================================

The following table shows the amount and maturity of certificates of deposit that had balances of more than $100,000:

(in thousands) December 31,                          1997
-----------------------------------------------------------
Remaining maturity
  Three months or less                             $ 42,432
  Over three through six months                      21,879
  Over six through twelve months                     28,288
  Over twelve months                                  8,686
-----------------------------------------------------------
    Total                                          $101,285
===========================================================

SIGNIFICANT FINANCIAL RATIOS

Ratios for the last three years, based on daily average balances, are as follows:

                              1997               1996               1995
------------------------------------------------------------------------
Return on assets              1.21%              0.78%              0.81%
Return on equity             14.41              10.15               9.86
Dividend payout ratio
Equity to assets              8.42               7.67               8.17

SHORT-TERM BORROWINGS

At December 31, 1997, 1996 and 1995, there were no short-term (original maturity of one year or less) borrowings that exceeded 30 percent of shareholders' equity at the end of the period.

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

Banking regulations require bank holding companies and banks to maintain a minimum "leverage ratio" of core capital to adjusted quarterly average total assets of a least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities) less goodwill and certain intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier I and Tier II) of 8%. At December 31, 1997, the Company's leverage ratio was 9.33% compared with 10.17% at December 31, 1996. The Company's Tier I and total capital ratios were 10.77% and 11.93%, respectively, at December 31, 1997, compared with 12.51% and 13.48%, respectively, at December 31, 1996.

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

Columbia Bank's deposits are insured by the FDIC through the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). Prior to enactment of recent legislation and promulgation of regulations thereunder, the FDIC's annual assessment rate for deposits ranged from 0.0% to 0.27% of insured deposits for the BIF and 0.23% to 0.31% of insured deposits for the SAIF, depending on an institution's risk classification. The recent legislation was enacted to resolve the difference in rates between the two funds. Pursuant to this legislation, the FDIC adopted regulations lowering the SAIF assessment rates to a range of 0.04% to 0.31% and then through application of an adjustment factor further reducing SAIF assessment rates to an effective range of 0.0% to 0.27%. The FDIC has also proposed to maintain the BIF assessment rate within a range of 0.0% and 0.27% of covered deposits. These rates essentially became effective October 1, 1996 for certain institutions, such as Columbia Bank. The legislation also resulted in a one-time special assessment of $612,000 for the Company. The special assessment, which is tax deductible, was recognized during the third quarter of 1996. Moreover, the legislation requires assessments on both SAIF and BIF members in order to service bonds issued in connection with the government resolution of the savings and loan crisis. This assessment is not tied to an institution's risk classification. The FDIC has estimated that through December 31, 1999, an annual assessment of approximately 0.064% of covered deposits and 0.013% of covered deposits will be assessed upon SAIF- and BIF-insured deposits, respectively, and from January 1, 2000 through December 31, 2017, the assessment rate will be 0.024% of covered deposits for all insured institutions. If the deposit insurance funds are merged on January 1, 1999 pursuant to the legislation, then the uniform assessment rate to service the bonds will apply from that date forward. Management anticipates that its total assessment rate for deposits deemed to be SAIF-insured will be 0.062% for the year 1998. Management also anticipates that its total assessment rate for BIF-insured deposits will be 0.012% for the year 1998. At December 31, 1997, approximately $253.4 million, or 34.2%, of Columbia Bank's deposits were deemed to be SAIF-insured under the allocation formula.

Other Regulatory Developments

Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA, among other things, (i) created two deposit insurance pools within the FDIC; (ii) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local Federal Home Loan Banks; (iii) restructured the federal regulatory agencies for savings associations; and (iv) greatly enhanced the regulators' enforcement powers over financial institutions and their affiliates.

FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include, among other things, (i) a new method for calculating deposit insurance premiums based on risk, (ii) restrictions on acceptance of brokered deposits except by well-capitalized institutions, (iii) additional limitations on loans to executive officers and directors of banks, (iv) the employment of interest rate risk in the calculation of risk-based capital, (v) safety and soundness standards that take into consideration, among other things, management, operations, asset quality, interest rate sensitivity, earnings and compensation, (vi) a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category, and (vii) new disclosure and advertising requirements with respect to interest paid on savings accounts.

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

In addition, the Interstate Banking Act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision took effect June 1, 1997, unless states enact laws to either (i) authorize such transactions at an earlier date or (ii) prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision took effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank's primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks' main offices and branching across state lines in advance of the June 1, 1997 date established by federal law.

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

In addition to the changes to the BIF and SAIF assessment rates implemented by the legislation which was recently passed as part of the 1996 Omnibus spending bill, various regulatory relief provisions were enacted. The new legislation includes, among other things, changes to (I) the Truth in Lending Act and the Real Estate Settlement Procedures Act to coordinate and simplify the disclosure requirements of the two laws; (ii) eliminate civil liability for violations of the Truth in Savings Act after five years; and (iii) streamline the application process for a number of bank holding company and bank applications; (iv) establish a privilege from discovery in any civil or administrative proceeding or bank examination for any fair lending self-test results conducted by, or on behalf of, a financial institution in certain circumstances; (v) repeal the FDICIA requirement that independent public accountants attest to compliance with designated safety and soundness regulations; (vi) impose a continuous regulatory review of regulations to identify and eliminate outdated and unnecessary rules; and (vii) various other miscellaneous provisions to reduce bank regulatory burden.

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

ITEM 2.  PROPERTIES

The Company's executive offices and the Main Office of Columbia Bank are located in approximately 42,000 square feet of leased space in downtown Tacoma. The lease of the downtown Tacoma office has an initial lease term of seven years. With an expiration of August 2000, the lease agreement provides for one renewal option for three years and two additional renewal options for five years each. The base rent is approximately $38,000 per month for the first four years, subject to certain increases for landlord operating expenses. Beginning in the sixth year of the lease and at each five-year renewal date, the base rent may be adjusted pursuant to a formula which limits the adjustments to an average of 3% of the base rent per year or 15% of the base rent over the five-year renewal term. The downtown lease also includes customer and employee parking spaces at rates at or below current market rates for downtown parking. As of December 31, 1997, Columbia Bank had 12 offices in Pierce County, including the Main Office (7 leased and 5 owned), two offices in Longview (both owned), two offices in Bellevue (1 leased and 1 owned), two offices in Auburn (both owned), one office in Federal Way (owned), one office in Kent (owned) and one office in Woodland
(owned).   Commerce Plaza, one of Columbia Bank's banking offices in Longview, houses a retail banking office and numerous retail and other tenants.

For additional information pertaining to properties, see Note 7 of "Notes to Consolidated Financial Statements" at page 66 of the Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 13 of "Notes to Consolidated Financial Statements" at page 73 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

For information concerning the Company's common stock and related security holder matters, see "Quarterly Common Stock Prices and Dividend Payments" at page 46 of the Annual Report, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

For selected financial data concerning the Company, see "Consolidated Highlights," "Consolidated Five-Year Statements of Operations" and "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at pages 16, 84 and 86, respectively, of the Annual Report, which are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis, see "Consolidated Analysis of Changes in Interest Income and Expense" in Part I of this report, "Management Discussion and Analysis of Financial Condition and Results of Operations" at pages 26 through 47 of the Annual Report and "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at page 86 of the Annual Report, all of which are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For consolidated financial statements of the Company, see "Audited Financial Statements" beginning at page 50 of the Annual Report which is incorporated herein by reference. Note 18, the "Summary of Quarterly Financial Information (Unaudited)" on page 80 of the Annual Report is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information concerning a change in the Company's independent accountant , see "Change in Accounting Firms" on page 46 of the Annual Report, which is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" beginning at page 4 of the Company's definitive Proxy Statement dated March 18, 1998 (the "Proxy Statement") for the annual meeting of shareholders to be held April 22, 1998.

The required information with respect to the executive officers of the Company is included under the caption "Executive Officers of the Company" in Part I of this report. Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" beginning at page 15 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

For information concerning executive compensation see "Executive Compensation" beginning at page 7 of the Proxy Statement, which is incorporated herein by reference. Neither the Report of the Personnel and Compensation Committee on Executive Compensation nor the Stock Performance Graph, both of which are contained in the Proxy Statement, are incorporated by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and of management see "Security Ownership of Management" beginning at page 2 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" beginning at page 15 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

List of Financial Statements and Financial Statement Schedules.

(a)  (1)  Financial Statements:

          The following consolidated financial statements of the Company, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in
          Item 8:
                                                                            Page
                                                                            ----
          Consolidated Statements of Operations--Years ended
            December 31, 1997, 1996 and 1995                                 50
          Consolidated Balance Sheets--December 31, 1997 and 1996            52
          Consolidated Statements of Shareholders' Equity--Years ended
            December 31, 1997 and 1996                                       54
          Consolidated Statements of Cash Flows--Years ended
            December 31, 1997, 1996 and 1995                                 56
          Notes to Consolidated Financial Statements                         58
          Report of Independent Auditors                                     49

     (2)  Exhibits:

          See "Index to Exhibits" at page 23 of this Form 10-K.

(b)  Reports on Form 8-K:

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1998.

                                 Columbia Banking System, Inc.
                                         (Registrant)

                                 By      /s/ W. W. Philip
                                    --------------------------
                                           W. W. Philip
                                      Chairman, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of March, 1998.

                                   Principal Executive Officer:

                                         /s/ W. W. Philip
                                    --------------------------
                                           W. W. Philip
                                      Chairman, President and
                                      Chief Executive Officer


                                   Principal Financial Officer:

                                       /s/ Gary R. Schminkey
                                    --------------------------
                                         Gary R. Schminkey
                                     Senior Vice President and
                                      Chief Financial Officer

W. W. Philip, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on March 19, 1998, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

          Richard S. DeVine          John H. Powell

          Jack Fabulich              Robert E. Quoidbach

          Jonathan Fine              Donald Rodman

          John P. Folsom             Frank H. Russell

          Margel S. Gallagher        Sidney R. Snyder

          John A. Halleran           James M. Will

          Thomas L. Matson


                                            /s/ W. W. Philip
                                         ----------------------
                                              W. W. Philip
                                            Attorney-in-fact
                                             March 19, 1998

INDEX TO EXHIBITS

Exhibit
  No.
--------

 3   (a)  Restated Articles of Incorporation of the Company.(5)
     (b)  Restated Bylaws of the Company.(3)

10   (a)  Lease dated May 7, 1993 between the Company and William B. Swensen
            Enterprises for Tacoma Main Office premises of Columbia Bank.(1)
     (b) Stock Option Plan as amended and restated effective April 23, 1997.(4) *(c) Employment agreement between the Company and W. W. Philip effective
            January 1, 1998, except with respect to sections 4.3 and 4.4 (granting restricted stock awards) which are effective August 28, 1996 and January 28, 1998, respectively.
     (d) Data processing servicing agreement dated May 3, 1993 between the Company and M&I Data Services.(2)
     (e) Deferred Compensation Plan for directors and certain key employees effective April 1, 1995.

11   Statement re computation of per share earnings.

13   The Company's Annual Report to Shareholders for the fiscal year ended
       December 31, 1997.(6)


21   Subsidiaries of the Company

24    Powers of Attorney dated February 25, 1998.

27    Financial Data Schedule

 (1) Incorporated by reference to the Form SB-2 (Registration No. 33-66224) previously filed by the Company, declared effective on August 16, 1993.

 (2) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1993 previously filed by the Company.

 (3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 previously filed by the Company.

 (4) Incorporated by reference to the definitive Proxy Statement dated March 20, 1997 for the Annual Meeting of Shareholders held April 23, 1997.
 (5) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 previously filed by the Company.
 (6) Portions of the Annual Report to Shareholders have been specifically incorporated by reference elsewhere in this report.

  * The listed documents are management contracts which contain compensatory arrangements.