Form 10-Q
period 1998-03-31
COLUMBIA BANKING SYSTEM INC
filed 1998-05-15
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998.

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

Yes   X     No


     The number of shares of the issuer's Common Stock outstanding at
                     April 30, 1998 was 10,030,257.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                               Page
Item 1. Financial statements

      Consolidated Statements of Operations - three months
             ended March 31, 1998 and 1997                      2

      Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997                              3

      Consolidated Statements of Shareholders' Equity -
             twelve months ended December 31, 1997 and
             three months ended March 31, 1998                  4

      Consolidated Statements of Cash Flows -
             three months ended March 31, 1997 and 1996         5

      Notes to consolidated financial statements                6


Item 2. Management Discussion and Analysis of Financial         8
	          Condition and Results of Operations


Item 3. Interest Rate Sensitivity                              16


PART II -- OTHER INFORMATION


Item 6.         Exhibits and reports on Form 8-K               17

                       Signatures                              17

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

                                                         Three Months Ended
                                                               March 31,
(in thousands except per share)                            1998       1997
-----------------------------------------------------------------------------
Interest Income
Loans                                                     $15,853    $12,228
Securities available for sale                               1,058        859
securities held to maturity                                   136        168
Deposits with banks                                           360        473
-----------------------------------------------------------------------------
Total interest income                                      17,407     13,728

Interest Expense
Deposits                                                    6,849      5,661
Federal Home Loan Bank advances                               527        461
Other borrowings                                                          21
-----------------------------------------------------------------------------
Total interest expense                                      7,376      6,143
-----------------------------------------------------------------------------
Net Interest Income                                        10,031      7,585
Provision for loan losses                                     550        449
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses                                  9,481      7,136

Noninterest Income
Service charges and other fees                              1,285        868
Mortgage banking                                              398        104
Other fees                                                    837        747
-----------------------------------------------------------------------------
Total noninterest income                                    2,520      1,719

Noninterest Expense
Compensation and employee benefits                          3,771      3,127
Occupancy                                                   1,123      1,096
Advertising and promotion                                     366        237
Data processing                                               407        344
Other                                                       2,591      2,100
-----------------------------------------------------------------------------
Total noninterest expense                                   8,258      6,904
-----------------------------------------------------------------------------
Income before income taxes                                  3,743      1,951
Provision for income taxes                                  1,330        574
-----------------------------------------------------------------------------
Net Income                                                $ 2,413    $ 1,377
=============================================================================

Net income per common share:
  Basic                                                   $  0.24    $  0.15
  Diluted                                                    0.23       0.14
Average number of common
   shares outstanding                                       9,970      9,368
Average number of diluted common
   shares oustanding                                       10,309      9,606

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

                                                     March 31,    December 31,
(in thousands)                                          1998          1997
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  44,907    $  47,604
Interest-earning deposits with banks                    29,868       28,108
Securities available for sale                           58,216       56,279
Securities held to maturity                              8,755        9,679
FHLB stock                                               5,242        5,144
Loans held for sale                                      6,987        4,377
Loans                                                  716,837      685,889
   Less: allowance for loan losses                       8,987        8,440
-----------------------------------------------------------------------------
  Loans, net                                           707,850      677,449
Interest Receivable                                      5,612        5,023
Premises and equipment, net                             28,960       27,246
Real estate owned                                          190          231
Other                                                    5,556        3,415
-----------------------------------------------------------------------------
Total Assets                                          $902,143     $864,555
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $150,936     $146,063
  Interest-bearing                                     622,267      594,367
-----------------------------------------------------------------------------
    Total Deposits                                     773,203      740,430
Federal Home Loan Bank advances                         39,000       39,000
Other liabilities                                        8,873        6,772
----------------------------------------------------------------------------
    Total liabilities                                  821,076      786,202
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
                            March 31, December 31,
 Common stock (no par value)  1998         1997
			    ---------   ----------
   Authorized shares         11,000       11,000
   Issued and outstanding     9,988        9,880        68,221       67,901
 Retained Earnings                                      12,828       10,415
 Unrealized gains on securities
   available for sale, net of tax                           18           37
-----------------------------------------------------------------------------
    Total shareholders' equity                          81,067       78,353
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $902,143     $864,555
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      9,372  $62,980     $5,282       ($38)        $68,224

Net income                                  9,275                      9,275
Issuance of shares
 of common stock, net     117      779                                   779
Issuance of shares
 of common stock -
  5% stock dividend       391    4,142     (4,142)
Change in unrealized
 gains and (losses)                                        75             75
-----------------------------------------------------------------------------
Balance at
 December 31, 1997      9,880   67,901     10,415          37         78,353

Net income                                  2,413                      2,413
Issuance of shares
 of common stock, net     108      320                                   320
Change in unrealized gains
 and (losses),net of tax                                  (19)           (19)
-----------------------------------------------------------------------------
Balance at
 March 31, 1998         9,988  $68,221    $12,828         $18       $81,067
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                           Three Months Ended
                                                                March 31,
(in thousands)                                               1998       1997
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 2,413   $ 1,377
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                    550       434
  Depreciation and amortization                                546       686
  Deferred income taxes                                        258       192
  Increase in loans held for sale                           (2,610)     (162)
  Increase in interest receivable                             (589)      (99)
  Increase in interest payable                                 157       101
  Net changes in other assets and liabilities                 (461)     (816)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                   264     1,713

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        11,284       521
 Purchases of securities available for sale                (15,014)     (935)
 Proceeds from maturities of mortgage-backed
  securities available for sale                              1,673       385
 Proceeds from maturities of securities held to maturity     1,250     1,406
 Purchases of securities held to maturity                     (325)     (694)
 Loans originated and acquired, net of principal collected (30,951)  (30,187)
 Purchases of premises and equipment                        (2,276)   (4,241)
 Other, net                                                     65        50
-----------------------------------------------------------------------------
   Net cash used by investing activities                   (34,294)  (33,695)

Financing Activities
 Net increase in deposits                                   32,773    31,469
 Net decrease in other borrowings                                       (700)
 Repayment of FHLB advances and other long-term debt                 (10,000)
 Proceeds from issuance of common stock                        320         5
-----------------------------------------------------------------------------
   Net cash provided by financing activities                33,093    20,774
-----------------------------------------------------------------------------
   Decrease in cash and cash equivalents                      (937)  (11,208)
 Cash and cash equivalents at beginning of period           75,712    83,258
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period              $74,775   $72,050
=============================================================================

Supplemental information:
  Cash paid for interest                                   $ 7,219   $ 5,971
  Loans foreclosed and transferred to real estate owned                  260

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas.

1.  Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results to be anticipated for the year ending December 31, 1998. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in Columbia Banking System's (the Company) annual report on Form 10-K for the year ended December 31, 1997.

2.  Subsequent Event - Stock Split

On April 22, 1998, the Company announced a three shares for two stock split
payable on May 20, 1998, to shareholders of record on May 6, 1998.   Common
shares issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

3.  Comprehensive Income

Beginning in 1998, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The Company holds securities classified as available-for-sale, which have unrealized losses of $29,000 and $186,000 (before tax) for the periods ended March 31, 1998 and 1997, respectively. The before tax and after tax amounts for each of these categories, as well as the tax benefit of each period is summarized below.

                                          Three Months Ended
                                               March 31,
(in thousands)                              1998       1997
-----------------------------------------------------------------
Unrealized gain (loss) on securities:
  Gain (loss) arising during the period    $ (29)     $ (186)

-----------------------------------------------------------------
 Other comprehensive income before tax       (29)       (186)
-----------------------------------------------------------------
   Provision for income taxes                 10          63
-----------------------------------------------------------------
 Other comprehensive income after tax      $ (19)     $ (123)
=================================================================

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                                                        March 31,     (Decrease)
(in thousands)                                       1998      1997     Amount
--------------------------------------------------------------------------------
ASSETS
Loans                                              $700,018  $545,565  $154,453
Securities                                           75,186    67,543     7,643
Interest-earning deposits with banks                 26,456    36,246    (9,790)
--------------------------------------------------------------------------------
Total interest-earning assets                       801,660   649,354   152,306

Noninterest-earning assets                           71,711    51,954    19,757
--------------------------------------------------------------------------------
  Total assets                                     $873,371  $701,308  $172,063
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits                          $611,511  $498,948  $112,563
Federal Home Loan Bank advances                      39,000    32,778     6,222
Other borrowings                                                1,800    (1,800)
--------------------------------------------------------------------------------
  Total interest-bearing liabilities               $650,511   533,526   116,985

Noninterest-bearing deposits                        130,715    93,763    36,952
Other noninterest-bearing liabilities                11,332     4,872     6,460
Shareholders' Equity                                 80,813    69,147    11,666
--------------------------------------------------------------------------------
Total liabilities and shareholders'equity          $873,371  $701,308  $172,063
================================================================================

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.

This discussion should be read in conjunction with the consolidated financial statements of Columbia Banking System, Inc. (the "Company"), and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. Specific factors include, among others, the effect of interest rate changes, risk associated with bank acquisitions or opening new branches, expense control and general economic conditions.


Overview

Columbia Banking System, Inc., a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 23 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At March 31, 1998, the Company had total assets of $902.1 million.

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

The Company's goal over the next several years is to create a well-capitalized, customer focused, Pacific Northwest commercial banking institution with a significant presence in selected markets. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County (the location of Seattle and Bellevue), south into Thurston County (the location of the state capitol, Olympia) and northwest into Kitsap County (the location of Bremerton and Port Orchard). In order to fund its commercial and consumer lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its commercial lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service.

The Company completed its first bank acquisitions during the fourth quarter of 1997, merging Cascade Bancorp, Inc ("Cascade") and Bank of Fife ("Fife") into Columbia Bank, thereby adding three branch office locations. Cascade operated three banking offices in the south King County market area. Two of the branches are located in Auburn (a market in which Columbia did not have a branch) and the third in downtown Kent. Columbia consolidated its Kent branch office into the Cascade branch location. Fife operated one banking office in downtown Fife, a commercial market in which Columbia did not have a branch.

During the first quarter of 1998, Columbia Bank opened two new branches. The Westgate branch in north Tacoma opened in January, and the 176th and Meridian branch in eastern Pierce County opened in February. Both are newly constructed, full-service facilities. The Company's upcoming expansion plans include new locations in Kitsap, Thurston, Pierce and Cowlitz counties of western Washington. Specifically, construction will begin during the second quarter on a site in Port Orchard on the Kitsap Peninsula, and Columbia's fourth Cowlitz County location will open later this year inside the Triangle Mall Thriftway store in Longview. In addition, management is currently seeking property in Olympia and near 84th and Pacific in Tacoma. New branches normally do not contribute to net income for many months after opening.

At March 31 1998, the Company had 23 branches, 14 in Pierce County, 6 in King County, and 3 in Cowlitz County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-three branches through a combination of internal and external growth by acquisition.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more banking options. In addition, new technology and services are reviewed for business development and cost saving.

The economy of the Company's principal market area, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years. The Pierce County Economic Index, a regional publication providing economic forecasts and commentary reports, "The 1997 growth rate was almost twice the twenty-year average growth rate of the local economy. Continued expansion will take place in 1998, but not at the gallop-like pace of 1997. When 1998 comes to a close, economic activity in Pierce County's economy will have increased by 10% in just three years."


Results of Operations

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees and income from mortgage banking operations. The Company's operating expenses consist primarily of compensation and employee benefit expense and occupancy expense. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

For the three months ended March 31, 1998, the Company's net income increased 75% to $2.4 million, compared with net income of $1.4 million for the same period in 1997. Net income per share amounted to $0.24 during the first quarter, compared with $0.15 per share for the same period in 1997. The increase in net income was primarily due to increased revenue resulting from continued loan and deposit growth at improved net interest margins.

With the completion of the Company's first acquisitions in December 1997, Cascade Community Bank and Bank of Fife were merged into Columbia Bank. The mergers were accounted for on a pooling of interests basis, and Company financial statements for all reported periods have been restated to reflect the mergers.

Additionally, on April 22, 1998, the Company announced a three shares for two stock split payable on May 20, 1998, to shareholders of record on May 6, 1998. Common shares issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Net Interest Income

Net interest income for the first quarter of 1998 increased 32% to $10.0 million, from $7.6 million in the first quarter of 1997. The increase in net interest income was largely due to the overall growth of the Company.
Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. Average interest-earning assets increased $152.3 million, while average interest-bearing liabilities increased only $117.0 million, compared with the same period in 1997.

Net interest margin (net interest income divided by average interest-earning assets) increased to 5.07% in the first quarter of 1998 from 4.74% in the
first quarter of 1997.   Average interest-earning assets grew to $801.7
million during the first quarter of 1998, compared with $649.4 million at March 31, 1997. The average yield on interest-earning assets increased to 8.81% during the first quarter of 1998, compared with 8.57% in the first quarter of 1997. In comparison, the average cost of interest-bearing liabilities decreased to 4.60% during the first quarter of 1998 from 4.67% in the first quarter of 1997. The increase in net interest margin was primarily due to a combination of higher yields obtained on loans and to
decreasing deposit rates.   The increase in loan yields was primarily caused
by a change in loan mix whereby commercial business loans and multi-family and commercial real estate loans increased as a percentage of total loans. The decrease in deposit rates is primarily a result of decreasing rates in the markets in which the Company competes for funds. Interest rates, in general, exhibited a downward trend during the past year due to a variety of factors such as low inflation.


Noninterest Income

Total noninterest income increased $801,000, or 47%, in the first quarter
of 1998, compared with the same period in 1997.   Increases during the first
quarter were primarily centered in account service charges and mortgage banking income. In general, increases in account service charges are due to the growth of the Company and increases in mortgage banking income reflect lower long-term interest rates with corresponding greater volumes compared to the first quarter of 1997.


Noninterest Expense

Total noninterest expense increased $1.4 million, or 20%, in the first quarter of 1998, compared with the same period in 1997. The increase was primarily due to personnel costs associated with the Company's expansion as well as advertising, data processing and other expenses. The Company's efficiency ratio (noninterest expense excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income excluding unusual and nonrecurring items) was 65.8% and 74.2% for the first quarter of 1998 and 1997, respectively. The portion of compensation expense related to loan originations is deferred and deducted from interest income over the life of the related loans. Other categories of expense are volume driven and reflect the Company's rapid growth. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company's asset base grows.

Income Taxes

For the first quarter of 1998, the Company recorded an income tax provision of $1.3 million.


Lending Activities

The Company originates a wide variety of loans. Consistent with the trend beginning in 1993, the Company continues to increase commercial business loans as a percentage of its total loan portfolio. The Company also emphasizes Private Banking services to high income and high net worth individuals.

Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type:

                                     March 31,   % of   December 31,  % of
(in thousands)                         1998      Total      1997      Total
-----------------------------------------------------------------------------
 Commercial                           $300,467   41.9%    $270,946   39.5%
 Real estate:
   One-to four-family residential       66,604    9.3       71,095   10.4
   Five or more family residential and
     commercial properties             216,463   30.2      206,628   30.1
-----------------------------------------------------------------------------
      Total real estate                283,067   39.5      277,723   40.5
 Real estate construction:
   One-to four-family residential       28,312    4.0       29,695    4.3
   Five or more family residential and
     commercial properties              30,451    4.2       33,806    4.9
-----------------------------------------------------------------------------
      Total real estate construction    58,763    8.2       63,501    9.2
 Consumer                               75,403   10.5       74,710   10.9
-----------------------------------------------------------------------------
    Sub-total loans                    717,700  100.1      686,880  100.1
 Less: Deferred loan fees                 (863)  (0.1)        (991)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $716,837  100.0%    $685,889  100.0%
=============================================================================
Loans held for sale                   $  6,987            $  4,377
=============================================================================

Total loans increased $30.9 million, or 4.5%, to $716.8 million from year end 1997. All categories contributed to the increase except for the one-to four family residential and real estate construction loans which decreased during the first quarter.

Commercial and Private Banking Lending

Commercial loans increased to $300.5 million at March 31, 1998, representing 41.9% of total loans, from $270.9 million at December 31, 1997. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential.
--------------------------------
Residential one- to four-family loans decreased $4.5 million to $66.6 million at March 31, 1998, representing 9.3% of total loans, compared with $71.1 million at December 31, 1997. The decrease is attributable to maturities and prepayments of the portfolio. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or More Family Residential and Commercial Properties.
----------------------------------------------------------
The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $216.5 million at March 31, 1998, representing 30.2% of total loans, from $206.6 million at December 31, 1997. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Construction Loans

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased to $28.3 million at March 31, 1998, representing 4.0% of total loans, from
$29.7 million at December 31, 1997.   Multi-family and commercial real estate
construction loans decreased to $30.5 million at March 31, 1998, representing 4.2% of total loans, from $33.8 million at December 31, 1997. The decrease is a result of growing competition fueled in part by declining interest rates during the first quarter.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Lending

At March 31, 1998, the Company had $75.4 million of consumer loans outstanding, representing 10.5% of total loans, as compared with $74.7 million
at December 31, 1997.   Consumer loans made by the Company include automobile
loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

At March 31, 1998, the Company had no foreign loans.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned and total nonperforming assets of the Company:

                                                    March 31,   December 31,
(in thousands)                                        1998          1997
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $1,170        $  661
  Commercial business                                 1,329           728
  Consumer                                              148            73
-----------------------------------------------------------------------------
    Total nonaccrual loans                            2,647         1,462
-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                         19            20
-----------------------------------------------------------------------------
    Total restructured loans                             19            20
-----------------------------------------------------------------------------
    Total nonperforming loans                        $2,666        $1,482
=============================================================================
 Real estate owned                                   $  190        $  231
=============================================================================
    Total nonperforming assets                       $2,856        $1,713
=============================================================================

The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition. This includes the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

Nonperforming loans increased to $2.7 million, or 0.37% of total loans (excluding loans held for sale), at March 31, 1998, from $1.5 million, or 0.22% of total loans at December 31, 1997 due to increases in the "one-to four-family residential" and "commercial business" loans.

During the first three months of 1998, the Company reduced real estate owned ("REO") by $41,000 through a sale and recorded a gain of $5,000.

Total nonperforming assets increased to $2.9 million, or 0.32% of period-end assets at March 31, 1998, from $1.7 million, or 0.20% of period-end assets at December 31, 1997.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. This includes a review of problem loans, business conditions and loss experience, and overall evaluation of the quality of the underlying collateral, holding and disposal costs, and costs of capital. The allowance is increased by provisions charged to operations, and is reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The allowance for loan losses at March 31, 1998, increased to 1.25%, from 1.23% of loans at December 31, 1997 (excluding loans held for sale at each date).  The increase was due to $550,000 in loan loss provisions during the
first three months of 1998.   Net loan charge-offs amounted to $3,000 for the
first quarter of 1998 compared with net loan charge-offs of $123,000 for the same period in 1997.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                                                       Three Months Ended
                                                            March 31,
(in thousands)                                           1998       1997
----------------------------------------------------------------------------
 Beginning balance                                      $8,440     $5,282
 Charge offs:
  Commercial business                                      (37)        (5)
  Consumer                                                 (65)      (137)
----------------------------------------------------------------------------
   Total charge-offs                                      (102)      (142)
 Recoveries:
  Commercial business                                       95         18
  Consumer                                                   4          1
----------------------------------------------------------------------------
   Total recoveries                                         99         19
----------------------------------------------------------------------------
 Net (charge-offs) recoveries                               (3)      (123)

 Provision charged to expense                              550        449
----------------------------------------------------------------------------
 Ending balance                                         $8,987     $5,608
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

Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $32.8 million, or 4.4%, to $773.2 million at March 31, 1998, from $740.4 million at December 31, 1997.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. While that stable core deposit base is being established, management's strategy for funding growth has been to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits decreased in 1997, though management anticipates continued use of such deposits, as needed, to fund increasing loan demand. The deposit increase of $32.8 million during the first three months of 1998 occurred entirely in "core deposits." Brokered and other wholesale deposits (excluding public deposits) decreased $300,000 to $3.2 million, or 0.41% of total deposits, at March 31, 1998.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances of $39.0 million did not change during the first three months of 1998. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.


Capital

Shareholders' equity at March 31, 1998, was $81.1 million compared with $78.4 million at December 31, 1997. The increase is due to improved net income during the first three months of 1998. Shareholders' equity was 8.99% and 9.06% of total period-end assets at March 31, 1998, and December 31, 1997, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 1998, the Company's leverage ratio was 9.27%, compared with 9.33% at December 31, 1997. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 10.61% and 11.79%, respectively, at March 31, 1998, compared with 10.77% and 11.93%, respectively, at December 31, 1997.

The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at March 31, 1998. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

On April 22, 1998, the Company announced a three shares for two stock split
payable on May 20, 1998, to shareholders of record on May 6, 1998.   Common
shares issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Interest Rate Sensitivity

The Company uses a number of measures to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 1998, based on the measures to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1997. For additional information, refer to the Company's annual report on Form 10-K for the year ended
December 31, 1997.


Impact of the Year 2000 Issue

Many existing computer systems, including the systems used by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company currently is preparing its operations for the year 2000 and also has begun to identify which customers and their respective operations will not be in compliance with the Year 2000. The Company also has received assurances from its data processing service provider that it is aggressively addressing its capacity to achieve Year 2000 compliance.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit 11 - Statement re computation of per share net income See Exhibit 27 - Financial Data Schedule

(b) On May 4, 1998, the Company filed Form 8-K, announcing a three for two shares stock split payable on May 20, 1998 to shareholders of record on May 6, 1998. Also, the Company announced the appointment of J. James Gallagher as Vice Chairman and a member of the Board. Mr. Gallagher will be responsible for strategic planning, mergers and acquisitions, and legal and regulatory compliance.


				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    May 13, 1998               By     /s/ W.W. Philip
	 -----------------------------     -----------------------------
                                                   W.W. Philip
                                             Chairman, President and
                                             Chief Executive Officer




     Date    May 13, 1998               By     /s/ Gary R. Schminkey
	 -----------------------------     -----------------------------
                                                  Gary R. Schminkey
                                              Senior Vice President and
                                               Chief Financial Officer
					   (Principal Financial Officer)

				   Exhibit 11



                Statement re computation of per share net income
                         Columbia Banking System, Inc.

                                                        Three Months Ended
                                                             March 31,
(in thousands, except per share data)                    1998        1997
------------------------------------------------------------------------------
------------------------------------------------------------------------------
 Net income applicable to common stock                  $ 2,413      $1,377
==============================================================================

Average number of basic common shares outstanding         9,970       9,368
Dilutive effect of stock options unexcersized               339         238
--------------------------------------------------------------------------------
 Average number of diluted common shares outstanding     10,309       9,606
================================================================================

   Diluted net income per share                         $  0.23      $ 0.14
================================================================================

On April 22, 1998, the Company announced a three shares for two stock split payable on May 20, 1998, to shareholders of record on May 6, 1998. Common shares issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


For additional information on earnings per share, please see the "Capital" section of the "Management Discussion and Analysis of Financial Condition and Results of Operations".