Form 10-Q
period 1998-06-30
COLUMBIA BANKING SYSTEM INC
filed 1998-08-14
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.

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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at July 31, 1998 was 10,039,332.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                    Page
Item 1. Financial statements

        Consolidated Statements of Operations - three months and
         six months ended June 30, 1998 and 1997                      2

        Consolidated Balance Sheets - June 30, 1998
         and December 31, 1997                                        3

        Consolidated Statements of Shareholders' Equity -
         twelve months ended December 31, 1997 and
         six months ended June 30, 1998                               4

        Consolidated Statements of Cash Flows -
         six months ended June 30, 1998 and 1997                      5

        Notes to consolidated financial statements                    6


Item 2. Management Discussion and Analysis of Financial               8
	 Condition and Results of Operations

Item 3. Interest Rate Sensitivity                                    17


                     PART II -- OTHER INFORMATION


Item 4.  Submission of matters to a vote of shareholders             18

Item 6.  Exhibits and reports on Form 8-K                            19

         Signatures                                                  19

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

				    Three Months Ended      Six Months Ended
					June 30,                 June 30,
(in thousands except per share)      1998       1997        1998       1997
-----------------------------------------------------------------------------
Interest Income
Loans                              $16,522    $13,729     $32,375    $25,957
Securities available for sale        1,100        925       2,158      1,784
Securities held to maturity            110        196         246        364
Deposits with banks                    153        333         513        806
-----------------------------------------------------------------------------
Total interest income               17,885     15,183      35,292     28,911

Interest Expense
Deposits                             7,023      6,056      13,872     11,717
Federal Home Loan Bank advances        549        429       1,076        890
Other borrowings                                   20                     41
-----------------------------------------------------------------------------
Total interest expense               7,572      6,505      14,948     12,648

Net Interest Income                 10,313      8,678      20,344     16,263
Provision for loan losses              450      1,259       1,000      1,708
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses           9,863      7,419      19,344     14,555

Noninterest Income
Service charges and other fees       1,416      1,059       2,701      1,927
Mortgage banking                       412        191         810        295
Gains on sale of loans, net                     1,035                  1,035
Other fees                           1,043        810       1,880      1,557
-----------------------------------------------------------------------------
Total noninterest income             2,871      3,095       5,391      4,814

Noninterest Expense
Compensation and employee benefits   3,889      3,175       7,660      6,302
Occupancy                            1,206      1,164       2,329      2,260
Advertising and promotion              371        306         737        543
Data processing                        453        350         860        694
Other                                2,918      2,423       5,509      4,523
-----------------------------------------------------------------------------
Total noninterest expense            8,837      7,418      17,095     14,322

Income before income taxes           3,897      3,096       7,640      5,047
Provision for income taxes           1,349        918       2,679      1,492
-----------------------------------------------------------------------------
Net Income                         $ 2,548    $ 2,178     $ 4,961    $ 3,555
=============================================================================

Net income per common share:
  Basic                            $  0.25    $  0.22     $  0.50    $  0.36
  Diluted                             0.25       0.22        0.48       0.35
Average number of common shares
  outstanding                       10,028      9,806      10,013      9,804
Average number of diluted common
  shares oustanding                 10,387     10,066      10,353     10,060

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

						     June  30,    December 31,
(in thousands)                                          1998          1997
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  57,626    $  47,604
Interest-earning deposits with banks                    26,313       28,108
Securities available for sale                           61,497       56,279
Securities held to maturity                              7,254        9,679
FHLB stock                                               5,343        5,144
Loans held for sale                                      9,043        4,377
Loans                                                  752,968      685,889
   Less: allowance for loan losses                       8,877        8,440
-----------------------------------------------------------------------------
  Loans, net                                           744,091      677,449
Interest Receivable                                      5,649        5,023
Premises and equipment, net                             32,583       27,246
Real estate owned                                          921          231
Other                                                    3,402        3,415
-----------------------------------------------------------------------------
Total Assets                                          $953,722     $864,555
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $169,304     $146,063
  Interest-bearing                                     660,655      594,367
-----------------------------------------------------------------------------
    Total Deposits                                     829,959      740,430
Federal Home Loan Bank advances                         34,000       39,000
Other liabilities                                        5,891        6,772
----------------------------------------------------------------------------
    Total liabilities                                  869,940      786,202
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
			    June 30,   December 31,
 Common stock (no par value)  1998         1997
			    ---------   ----------
   Authorized shares         45,000       16,500
   Issued and outstanding    10,035        9,880        68,442       67,901
 Retained Earnings                                      15,376       10,415
 Unrealized gains (losses) on securities
   available for sale, net of tax                          (36)          37
-----------------------------------------------------------------------------
    Total shareholders' equity                          83,782       78,353
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $953,722     $864,555
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      9,332  $62,980     $5,282        ($38)       $68,224

Net income                                  9,275                      9,275
Issuance of shares
 of common stock, net     117      779                                   779
Issuance of shares
 of common stock -
  5% stock dividend       391    4,142     (4,142)
Change in unrealized gains
 (losses)on securities
 available for sale, net of tax                            75             75
-----------------------------------------------------------------------------
Balance at
 December 31, 1997      9,880   67,901     10,415          37         78,353

Net income                                  4,961                      4,961
Issuance of shares
 of common stock, net     155      541                                   541
Change in unrealized gains
 (losses)on securities
 available for sale, net of tax                           (73)           (73)
-----------------------------------------------------------------------------
Balance at
 June 30, 1998         10,035  $68,442    $15,376        ($36)       $83,782
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

							    Six Months Ended
								 June 30,
(in thousands)                                               1998       1997
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 4,961   $ 3,555
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  1,000     1,708
  Losses on real estate owned                                   (5)       85
  Depreciation and amortization                                900     1,426
  Deferred income taxes                                                  102
  Net realized losses (gains) on sale of assets                  2      (772)
  (Increase) decrease in loans held for sale                (4,666)    8,062
  Increase in interest receivable                             (626)     (531)
  Increase in interest payable                                  91       250
  Net changes in other assets and liabilities                 (876)   (1,498)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                   781    12,387

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        20,849     4,041
 Purchases of securities available for sale                (31,423)   (7,985)
 Proceeds from maturities of mortgage-backed
  securities available for sale                              5,065       850
 Proceeds from maturities of securities
  held to maturity                                           2,750     1,406
Purchases of securities held to maturity                      (325)     (694)
 Loans originated and acquired, net of
  principal collected                                      (68,148) (107,711)
 Proceeds from sales of loans                                         10,177
 Purchases of premises and equipment                        (6,486)   (6,187)
 Proceeds from disposal of premises and equipment                1       393
 Proceeds from sale of real estate owned                        46        63
 Other, net                                                     47
-----------------------------------------------------------------------------
   Net cash used by investing activities                   (77,624) (105,647)

Financing Activities
 Net increase in deposits                                   89,529    59,446
 Net increase in other borrowings                                       (484)
 Proceeds from FHLB advances and other long-term debt                 25,000
 Repayment of FHLB advances and other long-term debt        (5,000)  (20,000)
 Repurchase of common stock                                             (101)
 Proceeds from issuance of common stock                        541       350
-----------------------------------------------------------------------------
   Net cash provided by financing activities                85,070    64,211
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents          8,227   (29,049)
 Cash and cash equivalents at beginning of period           75,712    83,258
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 83,939  $ 54,209
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 14,857  $ 15,692
  Cash paid for income taxes                                 2,776     2,079
  Loans foreclosed and transferred to real estate owned        731       409

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

1.  Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results to be anticipated for the year ending December 31, 1998. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Subsequent Event - Stock Split
On April 22, 1998, the Company announced a three shares for two stock split
payable on May 20, 1998, to shareholders of record on May 6, 1998.   Common
shares authorized, issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

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

The Company holds securities classified as available-for-sale, which had gross unrealized losses of $82,000 for the three months ended June 30, 1998 and gross unrealized gains of $345,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, the Company had gross unrealized losses of $111,000 and $50,000, respectively. The before tax and after tax amounts for each of these categories, as well as the tax benefit of each period is summarized below.

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
(in thousands)                         1998        1997       1998       1997
------------------------------------------------------------------------------
Unrealized gain (loss) on securities:
 Gain (loss) arising during the period  $ (82)     $ 345     $(111)     $ (50)
------------------------------------------------------------------------------
 Other comprehensive income before tax    (82)       345      (111)       (50)
------------------------------------------------------------------------------
   Provision for income taxes              28       (117)       38         17
------------------------------------------------------------------------------
 Other comprehensive income after tax   $ (54)     $ 228     $ (73)     $ (33)
 =============================================================================



CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.


		       Three Months Ended Increase    Six Months Ended Increase
			  June 30,       (Decrease)        June  30,  (Decrease)
(in thousands)           1998     1997     Amount      1998     1997    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $731,906 $596,242 $135,664    $716,119 $571,183 $144,936
Securities               78,753   72,093    6,660      76,960   69,836    7,124
Interest-earning
 deposits with banks     11,085   25,303  (14,218)     18,683   30,691  (12,008)
--------------------------------------------------------------------------------
Total interest-earning
 assets                 821,744  693,638  128,106     811,762  671,710  140,052

Noninterest-earning
 assets                  73,413   59,711   13,702      69,891   55,743   14,148
--------------------------------------------------------------------------------
  Total assets         $895,157 $753,349 $141,808    $881,653 $727,453 $154,200
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits              $624,253 $535,633 $ 88,620    $617,875 $517,385 $100,490
Federal Home Loan Bank
 advances                39,707   31,217    8,490      39,398   31,992    7,406
Other borrowings                   1,537   (1,537)               1,668   (1,668)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $663,960  568,387   95,573     657,273  551,045  106,228

Noninterest-bearing
 deposits               142,320  107,004   35,316     136,565  100,407   36,158
Other noninterest-bearing
 liabilities              5,506    5,905     (399)      5,718    5,393      325
Shareholders' Equity     83,371   72,053   11,318      82,097   70,608   11,489
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $895,157 $753,349 $141,808    $881,653 $727,453 $154,200
================================================================================

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.

This discussion should be read in conjunction with the consolidated financial statements of Columbia Banking System, Inc. (the "Company") and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in theforward-looking statements due to a number of factors. Specific factors include, among others, the effect of interest rate changes, risk associated with bank acquisitions or opening new branches, expense control and general economic conditions.


Overview

Columbia Banking System, Inc., a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 23 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At June 30, 1998, the Company had total assets of $953.7 million.

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

The Company's goal over the next several years is to create a well-capitalized, customer focused, Pacific Northwest commercial banking institution with a significant presence in selected markets. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County (the location of Auburn and Bellevue), south into Thurston County (the location of the state capitol, Olympia) and northwest into Kitsap County (the location of Bremerton and Port Orchard). Expansion by acquisition into other markets will be considered as promising situations arise. In order to fund its commercial and consumer lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its commercial lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service.

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

During the first quarter of 1998, Columbia Bank opened two new branches. The Westgate branch in north Tacoma opened in January, and the 176th and Meridian branch in eastern Pierce County opened in February. Both are newly constructed, full-service facilities. The Company plans to open several new branches before year-end 1998. Upcoming locations include a full-service facility in Port Orchard (Kitsap County) and a branch in the Triangle Mall Thriftway store of Longview (Cowlitz County). Additionally, management continues to pursue opportunities for branching in the Stadium district and near 84th and Pacific Avenue, both in Tacoma (Pierce County), and in Olympia (Thurston County) and Forest Villa (King County). New branches normally do not contribute to net income for many months after opening.

At June 30 1998, the Company had 23 branches, 14 in Pierce County, 6 in King County, and 3 in Cowlitz County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-three branches through a combination of internal and external growth by acquisition.

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


Results of Operations

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees and income from mortgage banking and other operations. The Company's operating expenses consist primarily of compensation and employee benefit expense and occupancy expense. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the second quarter of 1998 was $2.5 million, or $0.25 per share, compared to $2.2 million, or $0.22 per share, for the second quarter
of 1997, an increase in net income of 17%.   Net income for the six months
ended June 30, 1998, was $5.0 million, or $0.50 per share, up 39% compared with $3.6 million, or $0.36 per share for the same period in 1997. The earnings increases for the quarter and six month periods reflect strong growth in loans coupled with continued increases in noninterest income.

During the second quarter of 1997, an additional loan loss provision of $800,000 was recorded due to the rapid loan growth experienced in the second quarter, and a one-time gain of $1.0 million was realized from the sale of the Company's VISA (Trade Mark) credit card portfolio.

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


Net Interest Income

Net interest income for the second quarter of 1998 increased 19% to $10.3 million, from $8.7 million in the second quarter of 1997. For the first six months of 1998, net interest income increased 25% to $20.3 million, from $16.3 million for the same period in 1997. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first six months of 1998, average interest-earning assets increased
$140.1 million, while average interest-bearing liabilities increased only $106.2 million, compared with the same period in 1997.

Net interest margin (net interest income divided by average interest-earning assets) increased to 5.03% in the second quarter of 1998 from 5.02% in the
second quarter of 1997.   Average interest-earning assets grew to
$821.7 million during the second quarter of 1998, compared with $693.6 million at June 30, 1997. The average yield on interest-earning assets decreased 0.05% to 8.73% during the second quarter of 1998 from 8.78% in the same period of 1997. In comparison, the average cost of interest-bearing liabilities decreased 0.02% to 4.57% during the second quarter of 1998 from 4.59% in the same period of 1997.

For the first six months of 1998, net interest margin increased to 5.05% from 4.88% for the same period in 1997. Average interest-earning assets grew to $811.8 million during the first six months of 1998, compared with $671.7 million at June 30, 1997. The average yield on interest-earning assets increased 0.09% to 8.77% during the first six months of 1998 from 8.68% in the same period of 1997. In comparison, the average cost of interest-bearing liabilities decreased 0.04% to 4.59% during the first six months of 1998
from 4.63% in the same period of 1997.    The increase in net interest margin
was primarily due to a combination of higher yields obtained on loans and to
decreasing deposit rates.   The increase in loan yields was primarily caused
by a change in loan mix whereby commercial business loans and multi-family and commercial real estate loans increased as a percentage of total loans. The decrease in deposit rates is primarily a result of decreasing rates in the markets in which the Company competes for funds. Interest rates, in general, exhibited a downward trend during the past year due to a variety of factors such as low inflation.

Noninterest Income

Noninterest income, adjusted to reflect a nonrecurring gain of $1.0 million on sale of loans in the second quarter of 1997, increased $811,000, or 39%, in the second quarter of 1998, and $1.6 million, or 43%, for the first six
months of 1998, compared with the same periods in 1997.   Increases during
the second quarter were primarily centered in account service charges and
mortgage banking income.   In general, increases in account service charges
are due to the growth of the Company, and increases in mortgage banking income reflect lower long-term interest rates with corresponding greater volumes as compared with the first six months of 1997.

During the second quarter of 1997, the Company sold its VISA (Trade Mark) credit card portfolio realizing a one-time gain of $1.0 million from the sale.


Noninterest Expense

Total noninterest expense increased $1.4 million, or 19%, in the second quarter of 1998, and $2.8 million, or 19%, for the first six months of 1998, compared with the same periods in 1997. The increase was primarily due to personnel costs associated with the Company's expansion as well as advertising, data processing and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 67.0% and 66.4% for the second quarter and first six months of 1998, respectively, and 69.1% and 71.5% for the same periods in 1997, respectively. The portion of compensation expense related to loan originations is deferred and deducted from interest income over the life of the related loans. Other categories of expense are volume driven and reflect the Company's rapid growth. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company's asset base grows.


Income Taxes

For the second quarter and first six months of 1998, the Company recorded income tax provisions of $1.3 million and $2.7 million, respectively.

Lending Activities

The Company originates a wide variety of loans. Consistent with the trend beginning in 1993, the Company continues to increase commercial business loans as a percentage of its total loan portfolio. The Company also emphasizes Private Banking services to high income and high net worth individuals.



Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

                                      June 30,   % of   December 31  % of
(in thousands)                          1998     Total      1997     Total
-----------------------------------------------------------------------------
 Commercial                           $322,358   42.8%    $270,946   39.5%
 Real estate:
   One-to four-family residential       67,062    8.9       71,095   10.4
   Five or more family residential and
     commercial properties             228,404   30.3      206,628   30.1
-----------------------------------------------------------------------------
      Total real estate                295,466   39.2      277,723   40.5
 Real estate construction:
   One-to four-family residential       22,291    3.0       29,695    4.3
   Five or more family residential and
     commercial properties              33,642    4.5       33,806    4.9
-----------------------------------------------------------------------------
      Total real estate construction    55,933    7.5       63,501    9.2
 Consumer                               80,144   10.6       74,710   10.9
-----------------------------------------------------------------------------
    Sub-total loans                    753,901  100.1      686,880  100.1
 Less: Deferred loan fees                 (933)  (0.1)        (991)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $752,968  100.0%    $685,889  100.0%
=============================================================================
Loans held for sale                   $  9,043            $ 4,377
=============================================================================

Total loans increased $67.1 million, or 9.8%, to $753.0 million from year-end 1997. All categories contributed to the increase except for the one-to four family residential and real estate construction loans, which decreased during the first six months of 1998.

Commercial and Private Banking Lending

Commercial loans increased to $322.4 million at June 30, 1998, representing 42.8% of total loans, from $270.9 million at December 31, 1997. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential: Residential one- to four-family loans decreased $4.0 million to $67.1 million at June 30, 1998, representing 8.9% of total loans, compared with $71.1 million at December 31, 1997. The decrease is attributable to maturities and prepayments of the portfolio. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or More Family Residential and Commercial Properties: The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $228.4 million at June 30, 1998, representing 30.3% of total loans, from $206.6 million at December 31, 1997. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Construction Loans

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased to $22.3 million at June 30, 1998, representing
3.0% of total loans, from $29.7 million at December 31, 1997.   Multi-family
and commercial real estate construction loans decreased to $33.6 million at June 30, 1998, representing 4.5% of total loans, from $33.8 million at December 31, 1997. The decrease is a result of growing competition fueled in part by declining interest rates during the first six months of 1998 as well as management's intention to focus on commercial loans.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Lending

At June 30, 1998, the Company had $80.1 million of consumer loans outstanding, representing 10.6% of total loans, as compared with $74.7 million at
December 31, 1997.   Consumer loans made by the Company include automobile
loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned and total nonperforming assets of the Company:

						    June 30,    December 31,
(in thousands)                                        1998          1997
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                     $  400        $  661
  Commercial business                                 1,490           728
  Consumer                                              200            73
-----------------------------------------------------------------------------
    Total                                             2,090        $1,462

-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                         18        $   20
-----------------------------------------------------------------------------
    Total                                                18        $   20
-----------------------------------------------------------------------------
    Total nonperforming loans                        $2,108        $1,482
=============================================================================
 Real estate owned:
  Five or more family residential and
    commercial properties                            $  921        $  231
-----------------------------------------------------------------------------
    Total real estate owned                          $  921        $  231
=============================================================================
    Total nonperforming assets                       $3,029        $1,713
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


Nonperforming loans increased to $2.1 million, or 0.28% of total loans (excluding loans held for sale), at June 30, 1998, from $1.5 million, or 0.22% of total loans at December 31, 1997 due to increases in the "commercial business" and "consumer" loans.

Real estate owned ("REO") increased $690,000 to $921,000 at June 30, 1998,
from $231,000 at December 31, 1997.   During the first six months of 1998,
the Company foreclosed on $731,000 of loans collateralized by real estate and transferred the real estate to REO. Also, the Company reduced REO by $41,000 through a sale and recorded a gain of $5,000.

Total nonperforming assets increased to $3.0 million, or 0.32% of period-end assets at June 30, 1998, from $1.7 million, or 0.20% of period-end assets at December 31, 1997.

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

The allowance for loan losses at June 30, 1998 increased $437,000 to $8.9 million from $8.4 million at December 31, 1997 (excluding loans held for sale at each date). The allowance for loan losses as a percentage of loans at June 30, 1998 decreased 0.05% to 1.18% form 1.23% of loans at December 31, 1997. The decrease in the allowance as a percentage of loans was due to net loan charge-offs of $560,000 during the second quarter of 1998 and to the $67.1 million increase in loans outstanding during the six months ended
June 30, 1998.

During the first six months of 1998, the Company set aside $1.0 million as a provision for loan losses as compared with $1.7 million during the first
six months of 1997.   During the second quarter of 1997, an additional loan
loss provision of $800,000 was recorded due to the rapid loan growth experienced in the second quarter.

Net loan charge-offs amounted to $563,000 for the first six months of 1998 compared with net loan charge-offs of $533,000 for the same period in 1997.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

			       Three Months Ended      Six Months Ended
				    June 30,                June 30,
(in thousands)                   1998       1997        1998       1997
----------------------------------------------------------------------------
 Beginning balance              $8,987     $5,608       $8,440     $5,282
 Charge offs:
  One-to-four family residential               (1)                     (1)
  Commercial business             (458)      (425)        (495)      (430)
  Consumer                        (178)       (30)        (243)      (167)
----------------------------------------------------------------------------
   Total charge-offs              (636)      (456)        (738)      (598)
 Recoveries:
  Commercial business               31          7          126         25
  Consumer                          45         39           49         40
----------------------------------------------------------------------------
   Total recoveries                 76         46          175         65
----------------------------------------------------------------------------
 Net (charge-offs) recoveries     (560)      (410)        (563)      (533)
 Provision charged to expense      450      1,259        1,000      1,708
----------------------------------------------------------------------------
 Ending balance                 $8,877     $6,457       $8,877     $6,457
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

Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased
$89.5 million, or 12.1%, to $830.0 million at June 30, 1998, from $740.4 million at December 31, 1997.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. While that stable core deposit base is being established, management's strategy for funding growth has been to make use of brokered and other wholesale deposits. Management anticipates continued use of such deposits, as needed, to fund increasing loan demand. Brokered and other wholesale deposits (excluding public deposits) increased $4.4 million to $7.9 million, or 0.96% of total deposits, at June 30, 1998.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances decreased $5.0 million to $34.0 million during the first six months of 1998. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.



Capital

Shareholders' equity at June 30, 1998, was $83.8 million compared with $78.4 million at December 31, 1997. The increase is due to improved net income during the first six months of 1998. Shareholders' equity was 8.79% and 9.06% of total period-end assets at June 30, 1998, and December 31, 1997, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 1998, the Company's leverage ratio was 9.35%, compared with 9.33% at December 31, 1997. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 10.37% and 11.47%, respectively, at June 30, 1998, compared with 10.77% and 11.93%, respectively, at December 31, 1997.

The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at June 30, 1998. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

Applicable federal and Washington state regulations restrict capital distributions, including dividends by institutions such as Columbia Bank. Such restrictions are tied to the institution's capital levels after giving effect to distributions. The Company's ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank. The Company presently intends to retain earnings to support anticipated growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

On April 22, 1998, the Company announced a three shares for two stock split
payable on May 20, 1998, to shareholders of record on May 6, 1998.   Common
shares issued and outstanding, average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Interest Rate Sensitivity

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 1998, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1997. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1997.


Impact of the Year 2000 Issue

Many existing computer systems, including the systems used by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company currently is preparing its operations for the year 2000 and also has begun to identify which customers and their respective operations will not be in compliance with the Year 2000. The Company also has received assurances from its data processing service provider that it has dedicated substantial resources to assure its Year 200 compliance. The data processing service provider has completed the inventory and project scoping phases of their compliance program and testing of code renovation is scheduled for completion in the third quarter of 1998. Software installation and testing is scheduled for the fourth quarter of 1998 and the first quarter of 1999. The Company expects its data processing to be fully compliant by March 31, 1999.

PART II  -  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    The Company held its annual shareholders meeting on April 22, 1998, for the purpose of electing a Board of Directors and to approve an amendment to Columbia's Articles of Incorporation.

All fifteen persons nominated were elected to hold office for the ensuing year.

   Nominee                      Votes "For"           Votes "Withheld"
----------------------------------------------------------------------------
W. Barry Connoley                5,552,212                 8,529
Richard S. DeVine                5,560,535                   103
Jack Fabulich                    5,560,620                   121
Jonathan Fine                    5,560,666                    75
John P. Folsom                   5,560,699                    42
Margel S. Gallagher              5,560,640                    92
W. Kelso Gillenwater             5,560,306                   435
John A. Halleran                 5,560,402                   339
Thomas L. Matson                 5,560,688                    53
William W. Philip                5,560,662                    79
John H. Powell                   5,560,647                    94
Robert E. Quoidbach              5,560,658                    83
Donald Rodman                    5,560,700                    41
Frank H. Russell                 5,560,257                   484
Sidney R. Snyder                 5,541,257                19,484
William T. Weyerhaeuser          5,560,707                    34
James M. Will                    5,560,724                    17


A proposal to amend Columbia's Articles of Incorporation to increase the number of authorized common shares from 11,000,000 to 30,000,000 was approved by the following vote of the shareholders:

	 Shares          Shares                                Shares
	 Voted           Voted              Shares               Not
	 "FOR"         "AGAINST"         "ABSTAINING"           Voted

       5,129,335        709,974             32,080             660,853

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

	See Exhibit 3(i) - Restated Articles of Incorporation of Columbia
                           Banking System, Inc.
	See Exhibit 11  - Computation of Fully Diluted Earnings per Common
                          Share
	See Exhibit 27  - Financial Data Schedule

(b)	On  May 4, 1998, the Company filed Form 8-K, announcing a three shares for two shares stock split payable on May 20, 1998 to shareholders of record on May 6, 1998. Also, the Company announced the appointment of J. James Gallagher as Vice Chairman and a member of the Board. Mr. Gallagher will be responsible for strategic planning, mergers and acquisitions, and legal and regulatory compliance.



				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    August 13, 1998           By     /s/ W. W. Philip
	 -----------------------------     --------------------------------
                                                 W. W. Philip
                                                 Chairman and
                                             Chief Executive Officer




     Date    August 13, 1998           By   /s/ Gary R. Schminkey
	 -----------------------------     ---------------------------------
                                        						  Gary R. Schminkey
					                                      Senior Vice President and
					                                       Chief Financial Officer

                                  Exhibit 3(i)

      Restated Articles of Incorporation of Columbia Banking System, Inc.

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

ARTICLE 4
Section 4.1 The aggregate number of shares which the corporation shall have authority to issue is 45,000,000 common shares with no par value (hereinafter referred to as "the common stock") and 2,000,000 preferred shares with no par value (hereinafter referred to as "the preferred stock"). The preferred stock is senior to the common stock, and the common stock is subject to the rights and preferences of the preferred stock as provided in the following section.

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

Section 11.3  For the purpose of this Article 11
(a) The term "Business Combination" shall mean (i) any merger or consolidation of the corporation with or into a Control Person, (ii) any sale, lease, exchange, transfer or other disposition, including without limitation a mortgage or any other security device, of all or any Substantial Part (as defined below) of the assets of the corporation (including without limitation any voting securities of a subsidiary) or of a subsidiary, to a Control Person,
(iii) any merger or consolidation of a Control Person with or into the corporation or a subsidiary of the corporation, (iv) any sale, lease, exchange, transfer or other disposition of all or any Substantial Part of the assets of a Control Person to the corporation or a subsidiary of the corporation, (v) the issuance of any securities of the corporation or a subsidiary of the corporation to a Control Person, (vi) the acquisition by the corporation or a subsidiary of the corporation of any securities of a Control Person, (vii) any reclassification of common stock of the corporation, or any recapitalization involving common stock of the corporation,consummated within five years after a Control Person becomes a Control Person, or (viii) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination;
(b) The term "Continuing Director" shall mean (i) a director who was a member of the board of directors of the corporation immediately prior to the time that a Control Person became the beneficial owner (as this term is defined in Rule 13d-3 of the General Rules and Regulations under the Securities
Exchange Act of 1934 on the date on which this amendment becomes effective) of 10% or more of the outstanding shares of common stock of the corporation or (ii) a person so designated before initially becoming a director by a majority of the then Continuing Directors.
(c) The term "Control Person" shall mean and include any individual, corporation, partnership or other person or entity which, together with their Affiliates and Associates (as those terms are defined on the date on which this amendment becomes effective in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934) is the beneficial owner in the aggregate of 20% or more of the outstanding shares of common stock of the corporation, and any Affiliate or Associate of any such individual, corporation, partnership or other person or entity;

(d) The term "Substantial Part" shall mean more than 10% of the total assets of the corporation in question, as of the end of its most recent fiscal year prior to the time the determination is being made;
(e) Without limitation, any shares of common stock of the corporation which any Control Person has the right to acquire at any time pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed outstanding and beneficially owned by such Control Person for purposes of this Article 11; and
(f) For the purposes of Section 11.2(b)(i) of this Article 11, the phrase "other consideration to be received" shall include, without limitation, common stock of the corporation retained by its existing public stockholders in the event of a Business Combination with such Control Person in which the corporation is the surviving corporation.

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

ARTICLE 14
Section 14.1 The name and address of the incorporator is Mark C. Lewington, 1301 Fifth Avenue, Suite 3400, Seattle, WA 98101.
These Restated Articles of Incorporation correctly set forth without change the corresponding provisions of the Articles of Incorporation as heretofore amended, and supersede the original Articles of Incorporation and all amendments thereto.
Executed in duplicate this 28 day of May, 1998.


                                         COLUMBIA BANKING SYSTEM, INC.

                                          By:      /s/ Jill L. Myers
                                               -------------------------
                                                      Jill L. Myers.
                                                        Secretary
                                      6

				   Exhibit 11



              Statement re computation of per share net income
			Columbia Banking System, Inc.

					   Three Months Ended  Six Months Ended
						June 30,          June 30,
(in thousands, except per share data)         1998    1997      1998   1997
--------------------------------------------------------------------------------

 Net income applicable to common stock        $2,548  $2,178  $4,961   $3,555

--------------------------------------------------------------------------------
 Average number of basic common shares
  outstanding                                 10,028   9,806   10,013   9,804
 Dilutive effect of stock options
  unexercised                                    387     200      340     238
--------------------------------------------------------------------------------
Average number of diluted common shares
 outstanding                                  10,387  10,066   10,353  10,060
================================================================================
        Diluted net income per share          $ 0.25  $ 0.22  $ 0.48   $ 0.35
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