Form 10-Q
period 1998-09-30
COLUMBIA BANKING SYSTEM INC
filed 1998-11-17
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number 0-20288



					COLUMBIA BANKING SYSTEM, INC.
              	(Exact name of issuer as specified in its charter)


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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at October 31, 1998 was 10,047,298.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                    Page
Item 1. Financial statements

        Consolidated Statements of Operations - three months and
         nine months ended September 30, 1998 and 1997                2

        Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997                                        3

        Consolidated Statements of Shareholders' Equity -
         twelve months ended December 31, 1997 and
         nine months ended September 30, 1998                         4

        Consolidated Statements of Cash Flows -
         nine months ended September 30, 1998 and 1997                5

        Notes to consolidated financial statements                    6


Item 2. Management Discussion and Analysis of Financial               8
	 Condition and Results of Operations

Item 3. Interest Rate Sensitivity                                    17


                     PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                            19

         Signatures                                                  19

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

                                    Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
(in thousands except per share)      1998       1997        1998       1997
-----------------------------------------------------------------------------
Interest Income
Loans                              $17,146    $14,870     $49,521    $40,827
Securities available for sale        1,164      1,020       3,322      2,804
Securities held to maturity             87        124         333        488
Deposits with banks                    612        308       1,125      1,114
-----------------------------------------------------------------------------
Total interest income               19,009     16,322      54,301     45,233

Interest Expense
Deposits                             7,828      6,404      21,700     18,121
Federal Home Loan Bank advances        453        540       1,529      1,430
Other borrowings                                   23                     64
-----------------------------------------------------------------------------
Total interest expense               8,281      6,967      23,229     19,615

Net Interest Income                 10,728      9,355      31,072     25,618
Provision for loan losses              450        582       1,450      2,290
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses          10,278      8,773      29,622     23,328

Noninterest Income
Service charges and other fees       1,456        980       4,157      2,907
Mortgage banking                       405        270       1,215        565
Gains on sale of loans, net                                            1,035
Other fees                           1,273        803       3,153      2,360
-----------------------------------------------------------------------------
Total noninterest income             3,134      2,053       8,525      6,867

Noninterest Expense
Compensation and employee benefits   4,246      3,474      11,906      9,776
Occupancy                            1,321      1,038       3,650      3,298
Advertising and promotion              388        257       1,125        800
Data processing                        452        450       1,312      1,144
Other                                3,049      2,388       8,558      6,911
-----------------------------------------------------------------------------
Total noninterest expense            9,456      7,607      26,551     21,929

Income before income taxes           3,956      3,219      11,596      8,266
Provision for income taxes           1,362        981       4,041      2,473
-----------------------------------------------------------------------------
Net Income                         $ 2,594    $ 2,238     $ 7,555    $ 5,793
=============================================================================

Net income per common share:
  Basic                            $  0.26    $  0.23     $  0.75    $  0.59
  Diluted                             0.25       0.22        0.73       0.57
Average number of common shares
  outstanding                       10,044      9,832      10,027      9,829
Average number of diluted common
  shares oustanding                 10,357     10,162      10,355     10,105


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

                                                  September  30,   December 31,
(in thousands)                                          1998          1997
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  49,311    $  47,604
Interest-earning deposits with banks                    43,170       28,108

Securities available for sale                           90,392       56,279
Securities held to maturity                              6,808        9,679
FHLB stock                                               5,444        5,144

Loans held for sale                                      7,511        4,377
Loans                                                  767,512      685,889
   Less: allowance for loan losses                       9,273        8,440
-----------------------------------------------------------------------------
  Loans, net                                           758,239      677,449
Interest receivable                                      6,156        5,023
Premises and equipment, net                             35,538       27,246
Real estate owned                                          843          231
Other                                                    3,547        3,415
-----------------------------------------------------------------------------
Total Assets                                        $1,006,959     $864,555
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $167,408     $146,063
  Interest-bearing                                     713,543      594,367
-----------------------------------------------------------------------------
    Total Deposits                                     880,951      740,430

Federal Home Loan Bank advances                         32,000       39,000
Other liabilities                                        7,208        6,772
----------------------------------------------------------------------------
    Total liabilities                                  920,159      786,202

Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
                         September 30,  December 31,
 Common stock (no par value)  1998         1997
			    ---------   ----------
   Authorized shares         45,000       16,500
   Issued and outstanding    10,047        9,880        68,541       67,901
 Retained Earnings                                      17,970       10,415
 Unrealized gains on securities
   available for sale, net of tax                          289           37
-----------------------------------------------------------------------------
    Total shareholders' equity                          86,800       78,353
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $1,006,959     $864,555
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

			  Common stock              Unrealized      Total
		       Number of         Retained   Gains and   Shareholders'
(in thousands)          Shares  Amount   Earnings   (Losses)       Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      9,372  $62,980     $5,282       $ (38)       $68,224

Net income                                  9,275                      9,275
Issuance of shares
 of common stock, net     117      779                                   779
Issuance of shares
 of common stock -
  5% stock dividend       391    4,142     (4,142)
Change in unrealized gains
 (losses)on securities
 available for sale, net of tax                            75             75
-----------------------------------------------------------------------------
Balance at
 December 31, 1997      9,880   67,901     10,415          37         78,353

Net income                                  7,555                      7,555
Issuance of shares
 of common stock, net     167      640                                   640
Change in unrealized gains
 (losses)on securities
 available for sale, net of tax                           252            252
-----------------------------------------------------------------------------
Balance at
 September 30, 1998    10,047  $68,541    $17,970        $289        $86,800
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                           Nine Months Ended
                                                             September 30,
(in thousands)                                               1998       1997
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 7,555   $ 5,793
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  1,450     2,290
  Losses on real estate owned                                   31        80
  Depreciation and amortization                              1,512     1,939
  Deferred income taxes                                                   (4)
  Net realized losses (gains) on sale of assets                  2    (1,048)
  (Increase) decrease in loans held for sale                (3,134)    6,551
  Increase in interest receivable                           (1,133)     (996)
  Increase in interest payable                                 523       421
  Net changes in other assets and liabilities                 (250)   (1,757)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                 6,556    13,269

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        28,015    15,901
 Purchases of securities available for sale                (67,079)  (26,571)
 Proceeds from maturities of mortgage-backed
  securities available for sale                              5,070     1,599
 Proceeds from maturities of securities
  held to maturity                                           3,750     2,656
Purchases of securities held to maturity                      (880)     (694)
 Loans originated and acquired, net of
  principal collected                                      (82,802) (135,128)
 Proceeds from sales of loans                                         10,177
 Purchases of premises and equipment                       (10,223)   (6,822)
 Proceeds from disposal of premises and equipment                1         5
 Proceeds from sale of real estate owned                       200       343
 Other, net                                                               (5)
-----------------------------------------------------------------------------
   Net cash used by investing activities                  (123,948) (138,539)

Financing Activities
 Net increase in deposits                                  140,521   116,447
 Net increase in other borrowings                                       (501)
 Proceeds from FHLB advances and other long-term debt                 25,000
 Repayment of FHLB advances and other long-term debt        (7,000)  (20,000)
 Repurchase of common stock                                             (101)
 Proceeds from issuance of common stock                        640       511
-----------------------------------------------------------------------------
   Net cash provided by financing activities               134,161   121,356
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents         16,769    (3,914)
 Cash and cash equivalents at beginning of period           75,712    83,258
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 92,481  $ 79,344
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 22,706  $ 19,193
  Loans foreclosed and transferred to real estate owned        843       440

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

1.  Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results to be anticipated for the year ending December 31, 1998. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

The Company holds securities classified as available-for-sale, which had gross unrealized gains of $492,000 and $74,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company had gross unrealized gains of $382,000 and $138,000, respectively. The before tax and after tax amounts for each of these categories, as well as the tax benefit of each period is summarized below.

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
(in thousands)                         1998        1997       1998       1997
------------------------------------------------------------------------------
Unrealized gain (loss) on securities:
 Gain arising during the period         $ 492     $ 74      $ 382     $ 138
------------------------------------------------------------------------------
 Other comprehensive income before tax    492       74        382       138
------------------------------------------------------------------------------
   Provision for income taxes            (167)     (25)      (130)      (47)
------------------------------------------------------------------------------
 Other comprehensive income after tax   $ 325     $ 49      $ 252     $  91
 =============================================================================



CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.


                       Three Months Ended Increase    Nine Months Ended Increase
                        September 30,  (Decrease)      September 30,  (Decrease)
(in thousands)           1998     1997     Amount       1998     1997    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $763,587 $640,981 $122,606    $732,089 $594,681 $137,408
Securities               81,624   73,573    8,051      78,495   71,099    7,396
Interest-earning
 deposits with banks     44,049   22,138   21,911      27,218   27,779     (561)
--------------------------------------------------------------------------------
Total interest-earning
 assets                 889,260  736,692  152,568     837,802  693,559  144,243

Noninterest-earning
 assets                  79,798   63,326   16,472      73,372   58,290   15,082
--------------------------------------------------------------------------------
  Total assets         $969,058 $800,018 $169,040    $911,174 $751,849 $159,325
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits              $687,500 $557,959 $129,541    $641,284 $531,020 $110,264
Federal Home Loan Bank
 advances                32,828   39,095   (6,267)     37,187   34,385    2,802
Other borrowings                   1,765   (1,765)               1,701   (1,701)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $720,328  598,819  121,509     678,471  567,106  111,365

Noninterest-bearing
 deposits               156,628  119,922   36,706     143,305  106,970   36,335
Other noninterest-bearing
 liabilities              6,298    7,403   (1,105)      6,056    6,067      (11)
Shareholders' Equity     85,804   73,874   11,930      83,342   71,706   11,636
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $969,058 $800,018 $169,040    $911,174 $751,849 $159,325
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

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. Specific factors include, among others, the effect of interest rate changes, risk associated with bank acquisitions or opening new branches, expense control, the timing, effect and cost of completing internal year 2000 modifications and general economic conditions.


Overview

Columbia Banking System, Inc., a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 23 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At September 30, 1998, the Company had total assets of $1.0 billion.

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

The Company completed its first bank acquisitions during the fourth quarter of 1997, merging Cascade Bancorp, Inc. ("Cascade") and Bank of Fife ("Fife") into Columbia Bank, thereby adding three branch office locations. Cascade operated three banking offices in the south King County market area. Two of the branches are located in Auburn (a market in which Columbia did not have a branch) and the third in downtown Kent. Columbia consolidated its Kent branch office into the Cascade branch location. Fife operated one banking office in the town of Fife, a commercial market in which Columbia did not have a branch.

During the first quarter of 1998, Columbia Bank opened two new branches. The Westgate branch in north Tacoma opened in January, and the 176th and Meridian branch in eastern Pierce County opened in February. Both are newly constructed, full-service facilities. The Company's future plans include new locations in Pierce, King, Cowlitz, Kitsap and Thurston counties of western Washington. Specifically, Columbia's fourth Cowlitz County branch opened in early November 1998 inside the Triangle Mall Thriftway store in Longview. In addition, the Bank has scheduled the grand opening in mid-November 1998 of its fifteenth Pierce County location, in the Stadium district of Tacoma. Construction has also begun on Columbia's first Kitsap County site in Port Orchard, which is projected to open during the first quarter of 1999. Additionally, management continues to pursue opportunities for branching near 84th and Pacific Avenue in Tacoma (Pierce County), Olympia (Thurston County) and
Forest Villa (King County). New branches normally do not contribute to net income for many months after opening.

At September 30, 1998, the Company had 23 branches, 14 in Pierce County, 6 in King County, and 3 in Cowlitz County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-three branches through a combination of internal and external growth by acquisition.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more banking options. In addition, new technology and services are reviewed for business development and cost saving. During the third quarter, the Company occupied a new state-of-the-art Operations Center that will allow for substantial future growth.

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

In the third quarter of 1998 the Company was named in the Fortune magazine annual ranking of America's 100 fastest growing companies as judged by earnings growth. The Company was the only banking company on the list and was ranked 82nd.


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

Net income for the third quarter of 1998 was $2.6 million, or $0.25 per share (diluted), compared to $2.2 million, or $0.22 per share (diluted), for the
third quarter of 1997, an increase in net income of 16%.   Net income for the
nine months ended September 30, 1998, was $7.6 million, up 30% compared with $5.8 million in 1997. Per share net income (diluted) increased to $0.73 from $0.57 for the first nine months of 1997. The earnings increases for the quarter and nine-month periods reflect strong growth in loans coupled with continued increases in noninterest income.

During the first nine months of 1997, an additional loan loss provision of $800,000 was recorded due to the rapid loan growth experienced in the second quarter, and a one-time gain of $1.0 million was realized from the sale of the Company's VISA(Trade Mark) credit card portfolio.

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


Net Interest Income

Net interest income for the third quarter of 1998 increased 15% to $10.7 million, from $9.4 million in the third quarter of 1997. For the first nine months of 1998, net interest income increased 21% to $31.1 million, from $25.6 million for the same period in 1997. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first nine months of 1998, average interest-earning assets increased $144.2 million, while average interest-bearing liabilities increased only $111.4 million, compared with the same period in 1997.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.80% in the third quarter of 1998 from 5.04%
in the third quarter of 1997.   Average interest-earning assets grew to
$889.3 million during the third quarter of 1998, compared with $736.7 million at September 30, 1997. The average yield on interest-earning assets decreased 0.30% to 8.49% during the third quarter of 1998 from 8.79% in the same period of 1997. In comparison, the average cost of interest-bearing liabilities decreased 0.06% to 4.56% during the third quarter of 1998 from 4.62% in the same period of 1997. The decrease in net interest margin is primarily due to decreasing interest rates and to deposit growth exceeding loan growth with consequent investments in lower yielding assets. Competition and declining interest rates have caused loans to reprice faster than deposits and borrowings, causing the net interest margin to decrease. Interest rates in general have exhibited a downward trend during the past nine months of 1998 due to a variety of economic factors, including slowing of economic growth and low inflation.

For the first nine months of 1998, net interest margin increased to 4.97% from 4.94% for the same period in 1997. Average interest-earning assets grew to $837.8 million during the first nine months of 1998, compared with $693.6 million at September 30, 1997. The average yield on interest-earning assets decreased 0.04% to 8.68% during the first nine months of 1998 from 8.72% in the same period of 1997, while the quarter ended September 30, 1998, the average yield on interest earning assets declined to 8.49%. In comparison, the average cost of interest-bearing liabilities decreased
0.04% to 4.58% during the first nine months of 1998 from 4.62% in the same period of 1997, while the average cost of interest bearing liabilities for the third quarter of 1998 was 4.56%.

Noninterest Income

Noninterest income increased $1.1 million, or 53%, in the third quarter of 1998, and $1.7 million, or 24%, for the first nine months of 1998, compared
with the same periods in 1997.   Adjusted for a nonrecurring gain which
occurred in 1997, noninterest income increased $2.7 million, or 46%, for the first nine months of 1998 compared with the same period in 1997. Increases during the first nine months were primarily centered in account service
charges and mortgage banking income.   In general, increases in account
service charges are due to the growth of the Company, and increases in mortgage banking income reflect lower long-term interest rates with corresponding greater volumes of residential real estate loan originations as compared with the first nine months of 1997.

During the second quarter of 1997, the Company sold its VISA(Trade Mark) credit card portfolio realizing a one-time gain of $1.0 million from the sale.


Noninterest Expense

Total noninterest expense increased $1.8 million, or 24%, in the third quarter of 1998, and $4.6 million, or 21%, for the first nine months of 1998, compared with the same periods in 1997. The increase was primarily due to personnel costs associated with the Company's expansion as well as occupancy, advertising and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 68.2% and 67.0% for the third quarter and first nine months of 1998, respectively, and 66.7% and 69.7% for the same periods in 1997, respectively. The increase of 1.5% for the third quarter of 1998 over the same period in 1997, is primarily due to slower loan demand in the third quarter of 1998 and expenses incurred with the opening of a new operations center. The portion of compensation expense related to loan originations is deferred and deducted
from interest income over the life of the related loans.   Slower loan
originations translates into slower interest income growth and lower deferrals of compensation expense. Other categories of expense are volume driven and reflect the Company's rapid growth. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company's asset base grows.


Income Taxes

For the third quarter and first nine months of 1998, the Company recorded income tax provisions of $1.4 million and $4.0 million, respectively.

Lending Activities

The Company originates a wide variety of loans. Consistent with the trend beginning in 1993, the Company continues to increase commercial business loans as a percentage of its total loan portfolio. The Company also emphasizes Private Banking services to high income and high net worth individuals.


Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

                                   September 30,  % of    December 31  % of
(in thousands)                          1998     Total      1997     Total
-----------------------------------------------------------------------------
 Commercial                           $321,499   41.8%    $270,946   39.5%
 Real estate:
   One-to four-family residential       65,293    8.5       71,095   10.4
   Five or more family residential and
     commercial properties             252,300   32.9      206,628   30.1
-----------------------------------------------------------------------------
      Total real estate                317,593   41.4      277,723   40.5
 Real estate construction:
   One-to four-family residential       22,770    3.0       29,695    4.3
   Five or more family residential and
     commercial properties              21,744    2.8       33,806    4.9
-----------------------------------------------------------------------------
      Total real estate construction    44,514    5.8       63,501    9.2
 Consumer                               84,917   11.1       74,710   10.9
-----------------------------------------------------------------------------
    Sub-total loans                    768,523  100.1      686,880  100.1
 Less: Deferred loan fees               (1,011)  (0.1)        (991)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $767,512  100.0%    $685,889  100.0%
=============================================================================
Loans held for sale                   $  7,511            $ 4,377
=============================================================================

Total loans increased $81.6 million, or 10.6%, to $767.5 million from year-end 1997. All categories contributed to the increase except for the one-to four family residential and real estate construction loans, which decreased during the first nine months of 1998.

Commercial and Private Banking Lending

Commercial loans increased to $321.5 million at September 30, 1998, representing 41.9% of total loans, from $270.9 million at December 31, 1997. This increase reflects management's commitment to provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential. Residential one- to four-family loans decreased $5.8 million to $65.3 million at September 30, 1998, representing 8.5% of total loans, compared with $71.1 million at December 31, 1997. The decrease is attributable to maturities and prepayments of the portfolio.
These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one-to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or More Family Residential and Commercial Properties. The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $252.3 million at September 30, 1998, representing 32.9% of total loans, from $206.6 million at December 31, 1997. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Construction Loans

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased to $22.8 million at September 30, 1998, representing 3.0% of total loans, from
$29.7 million at December 31, 1997.   Multi-family and commercial real estate
construction loans decreased to $21.7 million at September 30, 1998, representing 2.8% of total loans, from $33.8 million at December 31, 1997.
The decrease is a result of growing competition fueled in part by declining interest rates during the first nine months of 1998 as well as management's intention to focus on commercial loans.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Lending

At September 30, 1998, the Company had $84.9 million of consumer loans outstanding, representing 11.1% of total loans, as compared with $74.7 million
at December 31, 1997.   Consumer loans made by the Company include automobile
loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned and total nonperforming assets of the Company:

                                                 September 30,   December 31,
(in thousands)                                        1998          1997
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                   $ 1,146       $   661
  Commercial business                                2,077           728
  Consumer                                             230            73
-----------------------------------------------------------------------------
    Total                                            3,453       $ 1,462

-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                        18       $    20
  Residential land and construction                  1,726
-----------------------------------------------------------------------------
    Total                                            1,744       $    20
-----------------------------------------------------------------------------
    Total nonperforming loans                      $ 5,197       $ 1,482
=============================================================================
 Real estate owned:
  One-to four-family residential                   $   112
  Five or more family residential and
    commercial properties                              731       $   231
-----------------------------------------------------------------------------
    Total real estate owned                        $   843       $   231
=============================================================================
 Total nonperforming assets                        $ 6,040       $ 1,713
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

Nonperforming loans increased to $5.2 million, or 0.68% of total loans (excluding loans held for sale), at September 30, 1998, from $1.5 million, or 0.22% of total loans at December 31, 1997 due principally to increases in the commercial business and residential construction loan categories.

The increase in nonaccrual loans and other nonperforming assets is centered in a small number of lending relationships which management considers well collateralized. All nonperforming loans are to local businesses. Columbia
Bank is not involved with loans to foreign companies and foreign countries.

Real estate owned ("REO") increased $612,000 to $843,000 at September 30, 1998,
from $231,000 at December 31, 1997.   During the first nine months of 1998, the
Company foreclosed on $843,000 of loans collateralized by real estate and transferred the real estate to REO. Also, the Company reduced REO by $231,000 through sales, with proceeds of $200,000 from sales and net losses on sales of $31,000.

Total nonperforming assets increased to $6.0 million, or 0.60% of period-end assets at September 30, 1998, from $1.7 million, or 0.20% of period-end assets at December 31, 1997.


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

The allowance for loan losses at September 30, 1998 increased $833,000 to $9.3 million from $8.4 million at December 31, 1997. The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) at September 30, 1998 decreased 0.02% to 1.21% form 1.23% of loans at December 31, 1997. The decrease in the allowance as a percentage of loans was due to net loan charge-offs of $617,000 during the first nine months of 1998 and to the $81.6 million increase in loans outstanding during the same period.

During the first nine months of 1998, the Company set aside $1.5 million as a provision for loan losses as compared with $2.3 million during the first
nine months of 1997.   During the first nine months of 1997, an additional
loan loss provision of $800,000 was recorded due to the rapid loan growth experienced during that period.

Net loan charge-offs amounted to $617,000 for the first nine months of 1998 compared with net loan charge-offs of $1.1 million for the same period in 1997.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
(in thousands)                   1998       1997        1998       1997
----------------------------------------------------------------------------
 Beginning balance             $ 8,877    $ 6,457      $ 8,440    $ 5,282
 Charge offs:
  One- to four-family residential             (51)                    (52)
  Commercial business              (47)      (475)        (542)      (905)
  Consumer                         (66)       (39)        (309)      (206)
----------------------------------------------------------------------------
   Total charge-offs              (113)      (565)        (851)    (1,163)

 Recoveries:
  One- to four-family residential               1                       1
  Commercial business               32         19          158         44
  Consumer                          27                      76         40
----------------------------------------------------------------------------
   Total recoveries                 59         20          234         85
----------------------------------------------------------------------------
 Net (charge-offs) recoveries      (54)      (545)        (617)    (1,078)
 Provision charged to expense      450        582        1,450      2,290
----------------------------------------------------------------------------
 Ending balance                $ 9,273     $6,494      $ 9,273    $ 6,494
============================================================================

The Allowance for Loan Losses equaled 269% of nonperforming assets at September 30, 1998.

Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased
$140.5 million, or 19%, to $881.0 million at September 30, 1998, from $740.4 million at December 31, 1997.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. While that stable core deposit base is being established, management's strategy for funding growth has been to make use of brokered and other wholesale deposits. Management anticipates continued use of such deposits, as needed, to fund increasing loan demand. Brokered and other wholesale deposits (excluding public deposits) increased $4.2 million to $7.7 million, or 0.89% of total deposits, at September 30, 1998.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances decreased $7.0 million to $32.0 million during the first nine months of 1998. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.



Capital

Shareholders' equity at September 30, 1998, was $86.8 million compared with $78.4 million at December 31, 1997. The increase is due to improved net income during the first nine months of 1998. Shareholders' equity was 8.62% and 9.06% of total period-end assets at September 30, 1998, and December 31, 1997, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 1998, the Company's leverage ratio was 8.92%, compared with 9.33% at December 31, 1997. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 10.36% and 11.47%, respectively, at September 30, 1998, compared with 10.77% and 11.93%, respectively, at December 31, 1997.

The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at September 30, 1998. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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


Interest Rate Sensitivity

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 1998, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1997. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1997.


Impact of the Year 2000 Issue (Y2K)

Many existing computer systems, including the systems used by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could
fail or create erroneous results by or at the Year 2000.   Financial
institutions, such as Columbia, are dependent on many types of automated
computer systems for their day to day operations.   The failure of any of
theses systems to recognize the year 2000, could have a material effect on the Company's business, results of operations, and/or financial condition.

The Company's State of Readiness: The Company currently is preparing its operations for the year 2000 and has established a project team, which has developed a project plan intended to insure that the Company will be
Y2K compatible well before December 31, 1999.   The project plan
incorporates five phases: awareness, assessment, renovation, validation, and implementation.

The awareness phase is ongoing and incorporates monthly updates to the Board of Directors, management, and staff. In addition, shareholders and customers are informed through mailings and financial reports. The
Y2K project team meets weekly.    Loan officers have been trained in
interviewing and surveying credit customers of the state of readiness of their businesses and have begun those activities. Also, the Company will be surveying large deposit customers.

The Company has completed its assessment of all of its computer systems, hardware, software, networks, telecommunications, ATM, property, plant and equipment that could potentially be either directly or indirectly
affected by Y2K.   The Company has identified all vendors that supply
services and/or products that could be considered critical to day-to-day
operations to determine if they are Y2K compatible.   The Company is
identifying all customers who have a total borrowing relationship of $100,000 or more or otherwise have the potential to adversely affect the Company's asset quality or profitability if they do not become Y2K compatible.

Based on its assessment, the Company's has begun renovating all systems and equipment needing Y2K upgrades. In early October, the Company's data processing provider advised the Company that it had successfully converted its systems to Y2K compatibility. Testing will begin in February 1999, and the Company's data processing system is expected to be fully compliant by March 31, 1999. All other systems and equipment have been upgraded or are in process of being upgraded for completion by December 31, 1998. Vendors that are in the process of upgrading or have not begun upgrading their businesses are being monitored by the Company.

The validation process involves testing all systems and equipment for Y2K compatibility. Bank hardware has been tested and the Company is in the process of replacing obsolete equipment as part of our normal business operations.

The implementation phase is ongoing and incorporates the development of contingency plans for the century date change. The Company is in the process of developing a credit risk mitigation plan, a liquidity contingency plan, and ongoing disclosures and inquiries to customers and vendors.

The Costs to Address the Company's Year 2000 Issues:    The Company has
expended approximately $60,000 in staff time and travel expenses in addressing the Y2K issue. Equipment upgrades are expected to cost approximately $22,000. Much of the Company's equipment, such as PCs, is being upgraded in 1998 as part of normal business operations. The Company is relatively new and the majority of its hardware and software are recent purchases or are being upgraded to meet growth demands. The Company moved into a new state-of-the-art operations center in August 1998. The center included the installation of new item processing hardware and software, a new voice response unit, a new wire transfer system, and a new optical storage system, all of which are Y2K compatible. Future expenses cannot be predicted with certainty at this time, however, management does not believe that expenses relating to meeting the Company's Y2k challenges will have a material effect on its operations or financial performance.

The Risks of the Company's Year 2000 Issues: Although the Company can and will prepare its operations for the century change, their can be no assurance that its operations will not be impacted by forces beyond its control. The Company purchases systems, equipment, and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's most diligent efforts in assuring its outside suppliers, vendors and customers are Y2K compliant, their can be no assurance that when the century changes, certain systems, technology, equipment and other business will not be impacted and consequently impact the operations of the Company.

The Company's Contingency Plans:   The Company is developing a
comprehensive contingency plan for the century date change.   The plan
includes back-up systems for technology, electricity, and telecommunications. It will include a funds liquidity contingency plan.

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


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    November 13, 1998           By     /s/ W. W. Philip
	 -----------------------------     --------------------------------
                                                 W. W. Philip
                                                 Chairman and
                                             Chief Executive Officer




     Date    November 13, 1998           By   /s/ Kurt A. Grimmer
	 -----------------------------     ---------------------------------
                                                  Kurt A. Grimmer
                                                 Acting Controller

				   Exhibit 11



              Statement re computation of per share net income
			Columbia Banking System, Inc.

                                          Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
(in thousands, except per share data)         1998    1997      1998   1997
--------------------------------------------------------------------------------

 Net income applicable to common stock       $2,594  $2,238   $7,555  $5,793

--------------------------------------------------------------------------------
 Average number of basic common shares
  outstanding                                10,044   9,832   10,027   9,829
 Dilutive effect of stock options
  unexercised                                   313     330      328     276
--------------------------------------------------------------------------------
Average number of diluted common shares
 outstanding                                 10,357  10,162   10,355  10,105
================================================================================
        Diluted net income per share         $ 0.25  $ 0.22   $ 0.73  $ 0.57
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