Form 10-K
period 1998-12-31
COLUMBIA BANKING SYSTEM INC
filed 1999-03-30
CIK 887343

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                [Fee Required]
                For the fiscal year ended December 31, 1998 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                               [No Fee Required]
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

                          Yes   X          No
                             -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates of registrant at February 26, 1999 was $172,462,210.
The number of shares of registrant's Common Stock outstanding at February 26, 1999 was 10,070,786

          Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant's Annual Report to Shareholders        Parts I and II
 for the year ended December 31, 1998
Registrant's definitive Proxy Statement           Part III
 Dated  March 26, 1999

                             CROSS REFERENCE SHEET

   Location in Annual Report to Shareholders and Definitive Proxy Statement
                        of Items required by Form 10-K


                                                                           Annual Report to Shareholders and
               Form 10-K                                                      Definitive Proxy Statement
------------------------------------------------------     -------------------------------------------------------------
 Part and                                                                                                     Page
 Item No.                       Caption                                       Caption                        Number
-----------     --------------------------------------     -------------------------------------------     -------------
Part I                                                         Annual Report to Shareholders
Item 1            Business

                  Consolidated Average Balance Sheet           Consolidated Five-Year Summary of
                   and Analysis of Net Interest Income          Average Balances and Net Interest
                   and Expense                                  Revenue                                        48

                                                               Management Discussion and Analysis of
                                                                Financial Condition and Results of
                                                                Operations ("Management Discussion")           13

                  Investments                                  Note 5, Notes to Consolidated Financial
                                                                Statements                                     35

                                                               Management Discussion - Securities              20

                  Lending Activities                           Management Discussion - Loan Portfolio          16

                                                               Management Discussion - Nonperforming
                                                                Assets                                         17

                                                               Note 6, Notes to Consolidated Financial
                                                                Statements                                     36

                  Summary of Loan Loss Experience              Note 7, Allowance for Loan Losses               37
                                                               Management Discussion - Provision and
                                                                Allowance for Loan Losses                      18

                  Supervision and Regulation                   Management Discussion - Capital                 24

 Item 2           Properties                                   Note 8, Notes to Consolidated Financial
                                                                Statements                                     37

 Item 3           Legal Proceedings                            Note 14, Notes to Consolidated Financial
                                                                Statements                                     42

Part II                                                        Annual Report to Shareholders
Item 5            Market for the Registrant's Common           Management Discussion - Quarterly Common
                   Stock and Related Stockholder                Stock Prices and Dividend
                   Matters                                      Payments                                       26



                                                                        Annual Report to Shareholders and
                         Form 10-K                                          Definitive Proxy Statement
-----------------------------------------------------------   ---------------------------------------------------------
 Part and                                                                                                     Page
 Item No.                       Caption                                      Caption                         Number
-----------     --------------------------------------     ------------------------------------------     -------------
Item 6            Selected Financial Data                    Consolidated Highlights                            2
                                                              Consolidated Five-Year Statements of
                                                              Operations                                       47
                                                             Consolidated Five-Year Summary of
                                                              Average Balances and Net Interest
                                                              Revenue                                          48

Item 7            Management's Discussion and                Management Discussion                             13
                   Analysis of Financial Condition and
                   Results of Operations                     Consolidated Five-Year Summary of
                                                              Average Balances and Net Interest
                                                              Revenue                                          48

Item 7a           Market Risk Disclosure                     Management Discussion-                            16
                                                              Credit Risk Management

Item 8            Financial Statements and                   Audited Financial Statements                      28
                   Supplementary Data
                                                             Note 17, Summary of Quarterly Financial
                                                              Information (Unaudited)                          46

Part III                                                     Definitive Proxy Statement

Item 10           Directors and Executive Officers           Election of Directors                              4
                   of the Registrant                         Section 16(a) Beneficial Ownership
                                                              Reporting Compliance                             15

Item 11           Executive Compensation                     Executive Compensation                             7

Item 12           Security Ownership of Certain              Security Ownership of Management                   2
                   Beneficial Owners and Management

Item 13           Certain Relationships and Related          Interest of Management in Certain
                   Transactions                               Transactions                                     16


                         COLUMBIA BANKING SYSTEM, INC.
                                   FORM 10-K
                               December 31, 1998

                               TABLE OF CONTENTS

                                                    PART I                                            Page
                                                                                                   ----------
Item  1.                                           Business

             General                                                                                    1
             Strategy                                                                                   1
             Market Area                                                                                2
             Competition                                                                                4
             Employees                                                                                  4
             Executive Officers of the Company                                                          4
             Effects of Governmental Monetary Policies                                                  6
             Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense         6
             Consolidated Analysis of Changes in Interest Income and Expense                            7
             Investments                                                                                7
             Lending Activities                                                                        10
             Summary of Loan Loss Experience                                                           11
             Deposits                                                                                  12
             Significant Financial Ratios                                                              12
             Short-term Borrowings                                                                     12
             Supervision and Regulation                                                                12

Item  2.     Properties                                                                                14
Item  3.     Legal Proceedings                                                                         14
Item  4.     Submission of Matters to a Vote of Security Holders                                       14

                                                   PART II
Item  5.     Market for the Registrant's Common Stock and Related Stockholder Matters                  14
Item  6.     Selected Financial Data                                                                   14
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                15
Item 7a.     Market Risk Disclosure                                                                    15
Item  8.     Financial Statements and Supplementary Data                                               15
Item  9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      15


                                                   PART III
Item 10.     Directors and Executive Officers of the Registrant                                        15
Item 11.     Executive Compensation                                                                    15
Item 12.     Security Ownership of Certain Beneficial Owners and Management                            15
Item 13.     Certain Relationships and Related Transactions                                            16

                                                   PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                           16

                                     PART I

Item 1.  Business

General

Columbia Banking System, Inc. ("the Company"), a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 25 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At December 31, 1998, the Company had total assets of $1.1 billion.

The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company's principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. Since the reorganization, Columbia Bank has grown from four branch offices at January 1, 1993 to its present 25 branch offices and has regulatory approval to open three additional branch offices in its market area. Between January 1, 1993 and December 31, 1998, the Company increased its consolidated assets to $1.1 billion from $198.2 million, its loans to $828.6 million from $146.2 million and its deposits to $938.3 million from $151.9 million. Net interest income per year increased to $42.0 million from $14.8 million and net income per year increased to $10.2 million from a loss of $139,000 during the 5 year period ending December 31, 1998. The Company's sole subsidiary, Columbia Bank, is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions, Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

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

The Company's goal over the next several years is to create a well-capitalized, customer focused, Pacific Northwest banking institution with a significant presence in selected markets. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County (the location of Auburn and Bellevue), south into Thurston County (the location of the state capitol, Olympia) and northwest into Kitsap County (the location of Bremerton and Port Orchard). Expansion by acquisition into these and other markets will be considered as promising opportunities arise. In order to fund its lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand its lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service. Management is placing increased emphasis on control of noninterest expense.

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

During 1998, Columbia Bank opened four new branches. The Westgate branch in north Tacoma opened in January, and the 176th and Meridian branch in eastern Pierce County opened in February. Both are newly constructed, full-service facilities. In November, its fifteenth Pierce County location opened in the Stadium district of Tacoma. Also, in November the Bank opened its fourth Cowlitz County branch inside the Triangle Mall Thriftway store in Longview. The Company opened its twenty-sixth branch and first Kitsap County location in mid-February 1999 in Port Orchard. The Company's future plans include new locations in Pierce, King, and Thurston counties of western Washington. The Company currently has regulatory approval to open three additional branch offices in its market area. Management continues to pursue opportunities for expansion via a combination of internal and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

In addition to its ongoing expansion, the Company continuously reviews new products and services to give its customers more banking options. In addition, new technology and services are reviewed for business development and cost saving purposes. During the third quarter, the Company occupied a new state-of-the-art Operations Center that will allow for substantial future growth.

Market Area

The economy of the Company's principal market area, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years. The Pierce County Economic Index, a regional publication providing economic forecasts and commentary, reports that "Five years after it started in late 1992, the Pierce County economy continued its growth through the first half of 1998. The local economy has grown at an average rate of just under 2.5%, that's 0.5% above the long-term historical growth rate. The outlook is for some cooling off and slower growth over the six quarters from the second half of 1998 through 1999."

In the third quarter of 1998 the Company was named in the Fortune magazine annual ranking of America's 100 fastest growing companies as judged by earnings growth. The Company was the only banking company on the list and was ranked 82nd.

Pierce County, the area in which the Company's expansion is primarily focused, is located in the South Puget Sound region. With 15 branch offices in Pierce County at the end of 1998, the Company is positioning itself to increase its market share in this County of approximately 687,000 residents, the second most populous county in Washington State.

Bellevue, where the Company has two banking offices, is located in an area known as the "Eastside," a metropolitan area with a population of approximately 230,000 that includes several King County cities located east of Seattle. A large portion of that economy is linked to the aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered just north of Bellevue and several biotech firms are located on the Eastside. In recent years, the area has experienced relatively rapid growth in population and employment, and household incomes are among the highest in Washington.

During 1997, the Company further expanded into neighboring south King County, an area of several residential communities whose employment base is supported by light industrial, aerospace, and forest products industries. In early 1997, the Company opened a branch office in Kent and with the merger of Cascade added two branches in Auburn, a market where Columbia had no branch offices. The newly opened Kent branch was then consolidated into Cascade's Kent branch location. The merger brought the Company's branch office total in south King County to four, including the Federal Way office, which opened during 1995. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company's Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. The Auburn and Kent Valley areas to the east of Federal Way are high residential and commercial growth markets and considered by management to be natural areas of expansion for the Company.

The Company's market area also includes the Longview and Woodland communities in southwest Washington. The population of Cowlitz County, in which Longview and Woodland are located, is approximately 93,000. Cowlitz County's economy has become more diversified in recent years, but remains materially dependent on the forest products industry and, as a result, is relatively vulnerable to the cyclical downturns of that industry as well as environmental disputes.

Olympia, with a population of approximately 39,000, and the neighboring community of Lacey, with a population of approximately 28,000, are the principal cities in Thurston County. The county has an approximate population of 200,000. The area enjoys a stable economic climate due largely to state government employment and the proximity of the Fort Lewis Army Base and McChord Air Force Base. According to the Washington State Almanac (an annual publication of demographic information of Washington State counties and cities), approximately 40% of the average employment in Thurston County was through federal, state, and local government agencies. The area also has a significant population of retired military personnel.

Kitsap County, with a population of approximately 229,000 (sixth largest in the State), is home to the Bremerton Naval shipyard and the Trident Submarine Base. Directly west of Seattle across Puget Sound, commuters and visitors are able to travel by ferry in 30 to 60 minutes to jobs and entertainment in Seattle from
residences in Kitsap County.   According to the Washington State Almanac,
approximately 39% of the average employment in Kitsap County was government related.

Competition

The Company anticipates that the substantial consolidation among financial institutions in Washington that has occurred to date will continue due in part to recent federal legislation concerning interstate banking. Federal law allows mergers or other combinations, relocations of a bank's main office and branching across state lines. Several other financial institutions, which have greater resources than the Company, compete with the Company for banking business in the Company's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations, other than in Pierce County where its share of bank deposits has grown substantially over the last several years. In June 1998, the Federal Deposit Insurance Corporation (FDIC) market share report classified the Company with 13.4% of the deposit market share in Pierce County, which placed the Company second in the County. Although, the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

Employees

At December 31, 1998, the Company had 439 full-time equivalent employees. The Company has placed a high priority on staff development. This development involves selective hiring and extensive training (including customer service training). New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis has been placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is satisfactory.

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company.


                                                                                            Has Served as an
                                                                                          Executive Officer of
       Name                   Age                        Position                          the Company Since
---------------------------------------------------------------------------------------------------------------
W. W. Philip/1/               72      Director, Chairman, and Chief Executive Officer             1993
J. James Gallagher/2/         60      Director and Vice Chairman                                  1998
Melanie J. Dressel/3/         46      Director, Executive Vice President - the Company;           1997
                                      President and Chief Operating Officer - Columbia
                                      Bank,
H. R. Russell/4/              44      Executive Vice President - Senior Credit  Officer           1996
Gary R. Schminkey/5/          41      Executive Vice President and Chief Financial                1993
                                      Officer
Evans Q. Whitney/6/           55      Executive Vice President, Retail Banking                    1994
Donald A. Andersen/7/         53      Senior Vice President, Senior Loan Production               1996
                                      Officer - Columbia Bank
Janet D. Hildebrand/8/        50      Senior Vice President, Credit Administrator -               1998
                                      Columbia Bank

/1/ Mr. Philip has been a director of the Company since July 1993. He became President and Chief Operating Officer of the Company and President and Chief Executive Officer of Columbia Bank in August 1993 when the Company's reorganization was completed and the Company began operations in Tacoma. In November 1997, Mr. Philip was appointed Chairman, President and Chief Executive Officer of the Company and Columbia Bank. Until his retirement in December 1992, Mr. Philip was Chairman of the Board and Chief Executive Officer of Puget Sound Bancorp ("PSB") since its inception in 1981 and was Chairman of the Board and Chief Executive Officer of Puget Sound National Bank prior to and after the inception of PSB, having served with that institution for more than 40 years.

/2/ Mr. Gallagher joined the Company as a Director and Vice Chairman in July 1998. From January 1994 until his appointment at Columbia, Mr. Gallagher was a principal of Gordon, Thomas, Honeywell, Malanca, Peterson & Daheim, P.L.L.C., a law firm headquartered in Tacoma, Washington, where he served as outside legal counsel for the Company. Mr. Gallagher, who is a former bank regulator, has over 30 years of experience as legal counsel to financial institutions throughout the Northwest.

/3/ Ms. Dressel joined Columbia Bank as Senior Vice President -- Private Banking in June 1993. In November 1997, she was appointed Executive Vice President -Retail Banking for Columbia Bank and subsequently was appointed President and Chief Operating Officer in July 1998. She became a Director of the Company in 1998. Ms. Dressel served as Senior Vice President and directed the private banking division of Puget Sound National Bank for nearly five years and was employed by Bank of California for over 14 years.

/4/ Mr. Russell joined Columbia Bank as Senior Vice President -- Commercial Loans in October 1993. He was appointed Executive Vice President - Senior Credit Officer for Columbia Bank in November 1997. Mr. Russell was employed by Puget Sound National Bank and its successor institution for nearly 14 years, having served as Vice President -- Commercial Loan Officer from 1991 to 1993.

/5/ Mr. Schminkey joined Columbia Bank as Vice President and Controller in March 1993. In 1994, he was appointed Senior Vice President -- Chief Financial Officer of Columbia Bank and the Company and subsequently was appointed Executive Vice President -- Chief Financial Officer in December 1998. Mr. Schminkey was employed by PSB, Puget Sound National Bank and its successor institution for nearly 10 years, having served from 1991 to 1993 as Assistant Vice President -- Assistant Controller for PSB and during that same period as Vice President -- Accounting and Finance for Puget Sound National Bank and its successor institution.

/6/ Mr. Whitney joined Columbia Bank as Senior Vice President -- Human Resources in March 1993. In July 1998, Mr. Whitney was appointed Executive Vice President -- Retail Banking for Columbia Bank and the Company. Mr. Whitney was employed by PSB and Puget Sound National Bank for nearly 27 years, having served as Senior Vice President -- Human Resources for PSB and Puget Sound National Bank from 1991 to 1993.

/7/ Mr. Andersen joined Columbia Bank as Senior Vice President -- Commercial Loans in January 1995. Mr. Andersen was employed by Puget Sound National Bank and its successor institution for nearly 25 years, having served as Vice President -- Commercial Loan Officer from 1991 to 1995.

/8/ Ms. Hildebrand joined Columbia Bank as Senior Vice President Credit Administrator in August 1997. Ms. Hildebrand was employed by First Interstate Bank of Washington and its successor, Wells Fargo Bank, for 23 years, having served as Senior Vice President and Regional Manager of Loan Review prior to leaving that institution in 1997.

All officers are elected by the Board of Directors and serve at the pleasure of the Board for an unspecified term.

Effects of Governmental Monetary Policies

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank's loans, securities and other interest-earning assets and the interest paid on a bank's deposits and other interest-bearing liabilities are the major source of a bank's earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve System implements national monetary policy for such purposes as controlling inflation and recession by its open-market operations in United States government securities, control of the discount rate applicable to borrowings from the Federal Reserve and the establishment of reserve requirements against certain deposits. The actions of the Federal Reserve in these areas influence growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and
Expense

For information concerning consolidated daily average balances, along with average yields for earning assets and average interest rates for interest-bearing liabilities, see "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at page 48 of the Annual Report to Shareholders for the year ended December 31, 1998 ("Annual Report"), which is incorporated herein by reference. See also "Management Discussion and Analysis of Financial Condition and Results of Operations" ("Management Discussion") beginning at page 13 of the Annual Report for additional details on various asset and liability categories.

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

                                                     1998 Compared to 1997                     1997 Compared to 1996
                                                  Increase (Decrease) Due to                Increase (Decrease) Due to
                                                -------------------------------             --------------------------
(in thousands)                                   Volume      Rate       Total     Volume        Rate          Total
----------------------------------------------------------------------------------------------------------------------
Interest Income
Loans:
  Commercial business                            $ 8,086    $  (219)   $ 7,867    $ 5,532       $ 487        $ 6,019
  One- to four-family residential                 (1,188)    (1,236)    (2,424)      (293)        761            468
  Five or more family residential and
    commercial properties                          4,081        200      4,281      6,199        (945)         5,254
  Consumer                                         1,095       (137)       958        916         279          1,195
----------------------------------------------------------------------------------------------------------------------
    Total loans                                   12,074     (1,392)    10,682     12,354         582         12,936
Securities                                           763        (54)       709      1,284         102          1,386
Interest-earning deposits with banks                 242        (45)       197       (205)         79           (126)
----------------------------------------------------------------------------------------------------------------------
    Total interest revenue                       $13,079    $(1,491)   $11,588    $13,433       $ 763        $14,196
======================================================================================================================

Interest Expense
Deposits:
  Certificates of deposit                        $ 3,061    $  (161)   $ 2,900    $ 2,414       $(168)       $ 2,246
  Savings accounts                                    43       (100)       (57)       158         (47)           111
  Interest-bearing demand                          2,178        (37)     2,141      2,185        (137)         2,048
----------------------------------------------------------------------------------------------------------------------
    Total interest on deposits                     5,282       (298)     4,984      4,757        (352)         4,405
Federal Home Loan Bank advances                      (59)        (4)       (63)        80         (47)            33
Other borrowings                                     (42)       (42)       (84)       (99)        (50)          (149)
----------------------------------------------------------------------------------------------------------------------
    Total interest expense                       $ 5,181    $  (344)   $ 4,837    $ 4,738       $(449)       $ 4,289
======================================================================================================================

Investments

For additional information concerning securities (securities available for sale and held to maturity), see Note 5 of "Notes to Consolidated Financial Statements" at page 35 of the Annual Report and "Management Discussion - Securities" at page 20 of the Annual Report, all of which are incorporated herein by reference.

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

Securities held to maturity are those securities which the Company has the ability and intent to hold to maturity. Events, which may be reasonably anticipated, are considered when determining the Company's intent to hold investment securities until maturity. Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method. Gains and losses on the sale of all securities are determined using the specific identification method.

At December 31, 1998, there were no securities of any issuer, other than the U.S. Government and its agencies and corporations, that exceeded ten percent of shareholders' equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of Company's securities available for sale for the years ended December 31, 1998, 1997, and 1996.

Securities Available For Sale                                             Gross            Gross
                                                        Amortized      Unrealized        Unrealized       Market
(in thousands)                                            Cost            Gains            Losses          Value
------------------------------------------------------------------------------------------------------------------
December 31, 1998:
U.S. Treasury & government agency                         $81,549            $474                          $82,023
Mortgage-backed                                            10,672               1                           10,673
Other securities                                              992              38                            1,030
------------------------------------------------------------------------------------------------------------------
Total                                                     $93,213            $513                          $93,726
==================================================================================================================
December 31, 1997:
U.S. Treasury & government agency                         $48,178            $ 78                          $48,256
Mortgage-backed                                             7,046                           $ (27)           7,019
Other securities                                              990              14                            1,004
------------------------------------------------------------------------------------------------------------------
Total                                                     $56,214            $ 92           $ (27)         $56,279
==================================================================================================================
December 31, 1996:
U.S. Treasury & government agency                         $40,562            $104           $ (19)         $40,647
Mortgage-backed                                            10,874                            (114)          10,760
FHLMC preferred stock                                         250               8                              258
Other securities                                              249                              (3)             246
State and municipal securities                                130               3                              133
------------------------------------------------------------------------------------------------------------------
Total                                                     $52,065            $115           $(136)         $52,044
==================================================================================================================

The following table provides the carrying values, maturities and weighted average yields of the Company's securities available for sale at December 31, 1998.

Securities Available For Sale                                               Maturing
                                        -------------------------------------------------------------------------------
                                                                           After 5 But
                                                           After 1 But      Within 10
(dollars in thousands)                   Within 1 Year    Within 5 Years      Years         After 10 Years      Total
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury
  Balance                                  $ 3,521                                                             $ 3,521
  Weighted Average Yield                      6.19%                                                               6.19%
U.S. government agency
  Balance                                    6,489            $32,293         $39,405           $  293          78,502
  Weighted Average Yield                      5.08%              5.75%           5.98%            7.06%           5.81%
Mortgage-backed (1)
  Balance                                                       1,978                            8,695          10,673
  Weighted Average Yield                                         6.36%                            5.92%           6.00%
Other Securities
  Balance                                                       1,030                                            1,030
  Weighted Average Yield                                         6.75%                                            6.75%
-----------------------------------------------------------------------------------------------------------------------
Total
  Balance                                  $10,010            $35,301         $39,405           $9,010         $93,726
  Weighted Average Yield                      5.47%              5.81%           5.98%            5.96%           5.86%
-----------------------------------------------------------------------------------------------------------------------

(1) The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

The following table summarizes the recorded value, gross unrealized gains and losses and the resulting market value of securities held to maturity for the years ended December 31, 1998, 1997, and 1996.

Securities Held To Maturity                                            Gross           Gross
                                                     Amortized       Unrealized      Unrealized         Market
(in thousands)                                          Cost           Gains           Losses           Value
---------------------------------------------------------------------------------------------------------------
December 31, 1998:
U.S. government agency                                $   497            $  7                           $   504
State and municipal securities                          5,115             121                             5,236
Other Securities                                          496              18                               515
FHLMC preferred stock                                     250               1                               251
---------------------------------------------------------------------------------------------------------------
Total                                                 $ 6,358            $147                           $ 6,505
===============================================================================================================
December 31, 1997:
U.S. Treasury & government agency                     $ 4,743            $  8                           $ 4,751
State and municipal securities                          4,191              54                             4,245
Other Securities                                          495               6                               501
FHLMC preferred stock                                     250               7                               257
---------------------------------------------------------------------------------------------------------------
Total                                                 $ 9,679            $ 75                           $ 9,754
===============================================================================================================
December 31, 1996:
U.S. Treasury & government agency                     $ 8,484            $ 15            $(56)          $ 8,443
State and municipal securities                          2,482              31              (2)            2,511
Other Securities                                          655               1                               656
---------------------------------------------------------------------------------------------------------------
Total                                                 $11,621            $ 47            $(58)          $11,610
===============================================================================================================

The following table provides the carrying values, maturities and weighted average yields of the Company's securities held to maturity at December 31, 1998.

Securities Held To Maturity                                        Maturing
                                   -------------------------------------------------------------------
                                                   After 1 But   After 5 But
                                       Within 1      Within 5     Within 10     After 10
(dollars in thousands)                   Year         Years         Years         Years        Total
------------------------------------------------------------------------------------------------------
U.S. government agency
  Balance                                               $  497                                  $  497
  Weighted Average Yield                                  7.10%                                   7.10%
State and municipal securities *
  Balance                                  $ 732         2,670        $1,713                     5,115
  Weighted Average Yield                    6.63%         6.46%         6.36%                     6.45%
Other securities
  Balance                                                  496                                     496
  Weighted Average Yield                                  6.77%                                   6.77%
FHLMC stock
  Balance                                    250                                                   250
  Weighted Average Yield                    6.72%                                                 6.72%
------------------------------------------------------------------------------------------------------
Total
  Balance                                  $ 982        $3,663        $1,713                    $6,358
  Weighted Average Yield                    6.65%         6.59%         6.36%                     6.54%
------------------------------------------------------------------------------------------------------

* Yields on fully taxable equivalent basis, based on a marginal tax rate of 34%.

Lending Activities

The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

(in thousands) December 31,                       1998            1997            1996            1995            1994
------------------------------------------------------------------------------------------------------------------------
Commercial business                             $332,638        $270,946        $194,843        $133,885        $ 89,546
Real estate:
One-to four-family residential                    61,132          71,095          77,359          77,603          83,582
Five or more family residential and
 commercial properties                           291,868         206,628         151,179         113,784          80,010
------------------------------------------------------------------------------------------------------------------------
Total real estate                                353,000         277,723         228,538         325,272         253,138
Real estate construction:
 One- to four-family residential                  26,444          29,695          31,446          32,819          23,462
 Five or more family residential and
  commercial properties                           23,213          33,806          10,724           8,985           4,307
------------------------------------------------------------------------------------------------------------------------
  Total real estate construction                  49,657          63,501          42,170          41,804          27,769
Consumer                                          94,572          74,710          58,249          51,788          38,120
------------------------------------------------------------------------------------------------------------------------
 Subtotal                                        829,867         686,880         523,800         418,864         319,027
Less deferred loan fees and other                 (1,228)           (991)           (649)           (807)           (953)
------------------------------------------------------------------------------------------------------------------------
 Total loans                                    $828,639        $685,889        $523,151        $418,057        $318,074
========================================================================================================================
Loans held for sale                             $ 10,023        $  4,377        $ 11,341        $  1,367        $  1,612
========================================================================================================================

     Note: During 1994, as part of its focus on loan quality, management developed more detailed statistical information on various types of lending. In this connection, the December 31, 1994 through December 31, 1998 loan balances in the table above reflect changes in classifications from prior periods. Due to the impracticality of developing similar information for prior period balances, prior period balances have not been restated and, as a result, are not comparable with balances at December 31, 1994 through December 31, 1998.

The following table presents at December 31, 1998, (i) the aggregate maturities of loans in each major reportable category of the Company's loan portfolio and
(ii) the aggregate amounts of variable and fixed rate loans that mature after one year.

                                                                   Maturing
                                     -----------------------------------------------------------------
(in thousands)                       Within 1 Year       After 1 But       After Five
                                                       Within 5 Years         Years            Total
------------------------------------------------------------------------------------------------------
Commercial business                     $191,824           $128,428          $12,386          $332,638
Real estate construction                  44,332              2,707            2,618            49,657
------------------------------------------------------------------------------------------------------
      Total                             $236,156           $131,135          $15,004          $382,295
======================================================================================================
Fixed rate loans                                           $ 55,285          $ 6,363          $ 61,648
Variable rate loans                                          75,850            8,641            84,491
------------------------------------------------------------------------------------------------------
      Total                                                $131,135          $15,004          $146,139
======================================================================================================

The following table sets forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, total nonperforming assets, accruing loans past-due 90 days or more and potential problem loans of the Company.

(in thousands)
 December 31,                                   1998           1997           1996           1995           1994
------------------------------------------------------------------------------------------------------------------
Nonaccrual                                     $3,603         $1,462         $2,256         $  449         $  452
Restructured                                    1,783             20             25             29             44
------------------------------------------------------------------------------------------------------------------
 Total nonperforming loans                     $5,386         $1,482         $2,281         $  478            496
Real estate owned                                 901            231            484          3,304          3,227
------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                    $6,287         $1,713         $2,765         $3,782         $3,723
==================================================================================================================

Accruing loans past-due 90 days or more        $   40                        $  111         $  154         $   82
==================================================================================================================

Potential problem loans                        $1,862         $  669         $  346         $  239
==================================================================================================================

For information pertaining to risk elements, see the appropriate sections in "Management Discussion - Credit Risk Management" beginning at page 16 of the Annual Report, "Management Discussion - Nonperforming Assets" beginning at page 17 of the Annual Report, "Management Discussion Provision and Allowance for Loan Losses" beginning at page 18 of the Annual Report, and Note 7 of "Notes to Consolidated Financial Statements" beginning at page 37 of the Annual Report, all of which are incorporated herein by reference.


The table below shows the allocation of the Allowance for Loan Losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses and other factors which may affect future loan losses in the categories of loans shown.

(dollars in thousands)
December 31,                   1998                  1997                  1996                  1995                  1994
-----------------------------------------------------------------------------------------------------------------------------------
                                    % of                 % of                  % of                  % of                   % of
Balance at End          Amount      Total     Amount     Total     Amount      Total      Amount     Total       Amount     Total
 of Period                          Loans*               Loans*                Loans*                Loans*                 Loans*
 Applicable to:
------------------------------------------------------------------------------------------------------------------------------------
Commercial
 business               $5,540       40.0%    $4,109      39.4%    $3,178       37.2%     $2,006      32.0%      $1,537       28.1%
Real estate and
 construction:
 One- to four-family
  residential              972       10.6      1,041      14.7      1,115       20.8         699      26.3          773       33.6
 Five or more family
  residential and
  commercial properties  2,008       38.0      1,414      35.0        490       30.9         330      29.3          249       26.4
Consumer                   482       11.4        334      10.9        499       11.1         386      12.4          295       11.9
Unallocated                                              1,542                                         919                     321
------------------------------------------------------------------------------------------------------------------------------------
  Total                 $9,002      100.0%    $8,440     100.0%    $5,282      100.0%     $4,340     100.0%      $3,175      100.0%
====================================================================================================================================

*Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Deposits

The following table presents the average balances outstanding and weighted average interest rate for each major category of deposits:

years ended December 31,                             1998                            1997                            1996
------------------------------------------------------------------------------------------------------------------------------------
                                            Average         Average         Average         Average         Average         Average
(dollars in thousands)                      Balance        Rate Paid        Balance        Rate Paid        Balance        Rate Paid
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing demand and
  money market accounts                     $287,007          3.43%         $223,514          3.45%         $160,020          3.53%
Savings accounts                              39,768          2.51            38,301          2.75            32,438          2.91
Certificates of deposit                      337,557          5.60           282,899          5.66           240,214          5.73
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits            664,332          4.48           544,714          4.55           432,672          4.71
Demand and other noninterest-
  bearing                                    149,353                         111,492                          74,940
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                            $813,685                        $656,206                        $507,612
====================================================================================================================================


The following table shows the amount and maturity of certificates of deposit that had balances of more than $100,000:

(in thousands) December 31,                                                                                          1998
------------------------------------------------------------------------------------------------------------------------------------
Remaining maturity
  Three months or less                                                                                             $ 52,673
  Over three through six months                                                                                      23,827
  Over six through twelve months                                                                                     28,596
  Over twelve months                                                                                                  7,681
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                                          $112,777
====================================================================================================================================


Significant Financial Ratios

Ratios for the last three years, based on daily average balances, are as follows:

                                                                        1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Return on assets                                                        1.09%              1.21%              0.78%
Return on equity                                                       12.05              14.41              10.15
Dividend payout ratio
Equity to assets                                                        9.02               8.42               7.67

Short-term Borrowings

At December 31, 1998, 1997 and 1996, there were no short-term (original maturity of one year or less) borrowings that exceeded 30 percent of shareholders' equity at the end of the period.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Federal Reserve Board ("FRB"). The Company's Bank subsidiary is a Washington state chartered bank and is subject to examination, supervision, and regulation by the Washington State Department of Financial Institutions - Division of Banks ("Division"). The FDIC insures Columbia Bank's deposits and in that capacity also regulates the Bank.

The Company's earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington state. For example, these include limitations on the ability of Columbia Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

Legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

Federal law imposes certain restrictions on transactions between the Company and any nonbank subsidiaries, on the one hand, and Columbia Bank on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as Columbia Bank, to their non-bank affiliates, such as the Company.

Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

The activities of bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks.

Among other things, applicable federal and state statutes and regulations which govern a bank's activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. The Company could be required to commit resources to its subsidiary banks in circumstances where it might not do so, absent such policy.

The Company and Columbia Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized.

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

In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

The earnings of the Company are affected by general economic conditions and the conduct of monetary policy by the U. S. government.

Item 2. Properties

The Company's executive offices and the Main Office of Columbia Bank are located in approximately 51,000 square feet of leased space in downtown Tacoma. The lease of the downtown Tacoma office has an initial lease term of seven years. With an expiration of August 2000, the lease agreement provides for one renewal option for three years and two additional renewal options for five years each. The base rent is approximately $50,745 per month for the first four years, subject to certain increases for landlord operating expenses. Beginning in the sixth year of the lease and at each five-year renewal date, the base rent may be adjusted pursuant to a formula which limits the adjustments to an average of 3% of the base rent per year or 15% of the base rent over the five-year renewal term. The downtown lease also includes customer and employee parking spaces at rates at or below current market rates for downtown parking. As of December 31, 1998, Columbia Bank had 15 offices in Pierce County, including the Main Office (7 leased and 8 owned), three offices in Longview (two owned and one leased), two offices in Bellevue (1 leased and 1 owned), two offices in Auburn (both owned), one office in Federal Way (owned), one office in Kent (owned) and one office in Woodland (owned). Commerce Plaza, one of Columbia Bank's banking offices in Longview, houses a retail banking office and other tenants.

For additional information pertaining to properties, see Note 8 of "Notes to Consolidated Financial Statements" at page 37 of the Annual Report, which is incorporated herein by reference.

Item 3. Legal Proceedings

For information concerning legal proceedings, see Note 14 of "Notes to Consolidated Financial Statements" at page 42 of the Annual Report, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

For information concerning the Company's common stock and related security holder matters, see "Quarterly Common Stock Prices and Dividend Payments" at page 26 of the Annual Report, which is incorporated herein by reference.

Item 6. Selected Financial Data

For selected financial data concerning the Company, see "Consolidated Highlights," "Consolidated Five-Year Statements of Operations" and "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at pages 2, 47 and 48, respectively, of the Annual Report, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For management's discussion and analysis, see "Consolidated Analysis of Changes in Interest Income and Expense" in Part I of this report, "Management Discussion and Analysis of Financial Condition and Results of Operations" at pages 13 through 26 of the Annual Report and "Consolidated Five-Year Summary of Average Balances and Net Interest Revenue" at page 48 of the Annual Report, all of which are incorporated herein by reference.

Item 7a.  Market Risk Disclosure

For market risk disclosure, see "Credit Risk Management" at page 16 of the Annual Report which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

For consolidated financial statements of the Company, see "Audited Financial Statements" beginning at page 28 of the Annual Report which is incorporated herein by reference. Note 17, the "Summary of Quarterly Financial Information (Unaudited)" on page 46 of the Annual Report is also incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" beginning at page 4 of the Company's definitive Proxy Statement dated March 26, 1999 (the "Proxy Statement") for the annual meeting of shareholders to be held April 28, 1999.

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

      The following consolidated financial statements of the Company, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

                                                                                             Page
                                                                                             ----
      Consolidated Statements of Operations--Years ended December 31, 1998, 1997 and 1996      28
      Consolidated Balance Sheets--December 31, 1998 and 1997                                  29
      Consolidated Statements of Shareholders' Equity--Years ended
         December 31, 1998, 1997, and 1996                                                     30
      Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996      31
      Notes to Consolidated Financial Statements                                               32
      Report of Independent Auditors                                                           27

     (2)  Exhibits:

      See "Index to Exhibits" at page 19 of this Form 10-K.

(b)  Reports on Form 8-K:

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                       Columbia Banking System, Inc.
                                             (Registrant)

                                       By  /s/ W. W. Philip
                                          ------------------
                                             W. W. Philip
                                             Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of March, 1999.


                                       Principal Executive Officer:


                                           /s/ W. W. Philip
                                          ------------------
                                             W. W. Philip
                                             Chairman and
                                          Chief Executive Officer


                                       Principal Financial Officer:


                                          /s/ Gary R. Schminkey
                                          ---------------------
                                            Gary R. Schminkey
                                       Executive Vice President and
                                         Chief Financial Officer

W. W. Philip, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on March 26, 1999, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

          [Richard S. DeVine]                            [John Halleran]

          [Melanie J. Dressel]                          [Thomas L. Matson]

            [Jack Fabulich]                               [John Powell]

            [Jonathan Fine]                           [Robert E. Quoidbach]

            [John P. Folsom]                             [Donald Rodman]

          [J. James Gallagher]                           [Sidney Snyder]

         [Margel S. Gallagher]                      [William T. Weyerhaeuser]

         [W. Kelso Gillenwater]                          [James M. Will]


                                                     /s/ W. W. Philip
                                                    ------------------
                                                       W. W. Philip
                                                     Attorney-in-fact
                                                      March 26, 1999

INDEX TO EXHIBITS


 Exhibit
   No.
 -------
    3     (a)  Restated Articles of Incorporation of the Company. (5)

          (b)  Restated Bylaws of the Company. (3)

   10     (a)  Lease dated May 7, 1993 between the Company and William B.
                 Swensen Enterprises for Tacoma Main Office premises of Columbia Bank. (1)

          (b) Stock Option Plan as amended and restated effective April 23, 1997. (4)

         *(c) Employment agreement between the Company and W. W. Philip effective January 1, 1998, except with respect to sections 4.3 and 4.4 (granting restricted stock awards) which are effective August 28, 1996 and January 28, 1998, respectively. (7)

         *(d) Employment agreement between the Company and J. James Gallagher effective July 1, 1998, except with respect to section 4.3 (granting restricted stock award) which is effective April 22, 1998.

          (e) Data processing servicing agreement dated May 3, 1993 between the Company and M&I Data Services. (2)

          (f) Deferred Compensation Plan for directors and certain key employees effective April 1, 1995. (7)

   11     Statement re computation of per share earnings.

   13 The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998. (6)

   21     Subsidiaries of the Company are:

          (a) Columbia State Bank, Tacoma, Washington, a Washington state-chartered commercial bank.

24      Powers of Attorney dated March 9, 10, and 12, 1999.

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

 (4)    Incorporated by reference to the definitive Proxy Statement dated March
        20, 1997 for the Annual Meeting of Shareholders held April 23, 1997.

 (5) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 previously filed by the Company.

 (6) Portions of the Annual Report to Shareholders have been specifically incorporated by reference elsewhere in this report.

 (7) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997 previously filed by the Company.


  * The listed documents are management contracts which contain compensatory arrangements.