Form 10-Q
period 1999-03-31
COLUMBIA BANKING SYSTEM INC
filed 1999-05-14
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999.

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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at April 30, 1999 was 10,070,086.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                    Page
Item 1. Financial statements

        Consolidated Statements of Operations - three months
         ended March 31, 1999 and 1998                                2

        Consolidated Balance Sheets - March 31, 1999
         and December 31, 1998                                        3

        Consolidated Statements of Shareholders' Equity -
         twelve months ended December 31, 1997 and 1998, and
         three months ended March 31, 1999                            4

        Consolidated Statements of Cash Flows -
         three months ended March 31, 1999 and 1998                   5

        Notes to consolidated financial statements                    6


Item 2. Management's Discussion and Analysis of Financial               8
	 Condition and Results of Operations

Item 3. Qualitative and Quantitative Disclosure about Market Risk    19


                     PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                            20

         Signatures                                                  20

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

                                    Three Months Ended
                                         March 31,
(in thousands except per share)      1999       1998
-----------------------------------------------------------------------------
Interest Income
Loans                              $17,479    $15,853
Securities available for sale        1,439      1,058
Securities held to maturity             81        136
Deposits with banks                    352        360
-----------------------------------------------------------------------------
Total interest income               19,351     17,407

Interest Expense
Deposits                             7,717      6,849
Federal Home Loan Bank advances        340        527
-----------------------------------------------------------------------------
Total interest expense               8,057      7,376

Net Interest Income                 11,294     10,031
Provision for loan losses              600        550
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses          10,694      9,481

Noninterest Income
Service charges and other fees       1,577      1,285
Mortgage banking                       356        398
Other fees                           1,411        837
-----------------------------------------------------------------------------
Total noninterest income             3,344      2,520

Noninterest Expense
Compensation and employee benefits   4,839      3,771
Occupancy                            1,647      1,123
Advertising and promotion              440        366
Data processing                        482        407
Other                                3,469      2,591
-----------------------------------------------------------------------------
Total noninterest expense           10,877      8,258
-----------------------------------------------------------------------------
Income before income taxes           3,161      3,743
Provision for income taxes           1,073      1,330
-----------------------------------------------------------------------------
Net Income                         $ 2,088    $ 2,413
=============================================================================

Net income per common share:
  Basic                            $  0.20    $  0.23
  Diluted                             0.19       0.22
Average number of common shares
  outstanding                       10,570     10,468
Average number of diluted common
  shares oustanding                 10,851     10,825


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

                                                     March 31,    December 31,
(in thousands)                                          1999          1998
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  47,666    $  53,602
Interest-earning deposits with banks                    30,474       22,816

Securities available for sale                           93,296       93,726
Securities held to maturity                              6,507        6,358
FHLB stock                                               5,656        5,550

Loans held for sale                                      5,327       10,023
Loans                                                  857,551      828,639
   Less: allowance for loan losses                       9,588        9,002
-----------------------------------------------------------------------------
  Loans, net                                           847,963      819,637

Interest receivable                                      5,993        6,420
Premises and equipment, net                             38,429       37,077
Real estate owned                                          903          901
Other                                                    5,303        3,809
-----------------------------------------------------------------------------
Total Assets                                        $1,087,517   $1,059,919
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $182,618     $180,445
  Interest-bearing                                     781,414      757,900
-----------------------------------------------------------------------------
    Total Deposits                                     964,032      938,345

Federal Home Loan Bank advances                         25,000       25,000
Other liabilities                                        6,812        7,008
----------------------------------------------------------------------------
    Total liabilities                                  995,844      970,353

Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2,000,000 shares;
   None outstanding
                            March 31,  December 31,
 Common stock (no par value)  1999         1998
			    ---------   ----------
   Authorized shares         45,000       45,000
   Issued and outstanding    10,071       10,062        69,295       68,612
 Retained Earnings                                      22,704       20,616
 Accumulated other comprehensive income
   Unrealized gains on securities available
     for sale, net of tax                                 (326)         338
-----------------------------------------------------------------------------
    Total shareholders' equity                          91,673       89,566
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $1,087,517   $1,059,919
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

                                                   Accumulated
                          Common stock                Other         Total
                       Number of         Retained  Comprehensive  Shareholders'
(in thousands)          Shares  Amount   Earnings  Income (Loss)    Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      9,372  $62,980    $ 5,282       ($ 38)       $68,224

Comprehensive income:
Net income for 1997                         9,275
Change in unrealized gains and (losses)
 on securities available for sale, net of tax              75
  Total comprehensive income                                           9,350
Issuance of stock under stock option
 and other plans          117      779                                   779
Issuance of shares of common stock--
  5% stock dividend       391    4,142     (4,142)
-----------------------------------------------------------------------------
Balance at
 December 31, 1997      9,880   67,901     10,415          37         78,353

Comprehensive income:
Net income for 1998                        10,201
Change in unrealized gains and (losses)
 on securities available for sale, net of tax             301
  Total comprehensive income                                          10,502
Issuance of stock under stock option
 and other plans          182      711                                   711
-----------------------------------------------------------------------------
Balance at
 December 31, 1998     10,062   68,901     20,616         338         89,566

Comprehensive income:
Net income for 1999                         2,088
Change in unrealized gains and (losses)
 on securities available for sale, net of tax            (664)
  Total comprehensive income                                           1,424
Issuance of stock under stock option
 and other plans (1)        9      683                                   683
-----------------------------------------------------------------------------
Balance at
 March 31, 1999        10,071  $69,295    $22,704       ($326)       $91,673
=============================================================================

See accompanying notes to consolidated financial statements.

(1) Includes the amortization of restricted stock grants of which 33,075 shares were issued and outstanding during 1996, and an additional 70,875 shares were issued and outstanding during 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

                                                          Three Months Ended
                                                                March 31,
(in thousands)                                               1999      1998
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 2,088   $ 2,413
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                    600       550
  Depreciation and amortization                                498       546
  Deferred income tax expense (benefit)                       (344)      258
  (Increase) decrease in loans held for sale                 4,696    (2,610)
  (Increase) decrease in interest receivable                   427      (589)
  Increase (decrease) in interest payable                       95       157
  Net changes in other assets and liabilities                 (643)     (461)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                 7,417       264

Investing Activities
 Proceeds from maturities of securities available for sale   7,497    11,284
 Purchases of securities available for sale                 (8,256)  (15,014)
 Proceeds from maturities of mortgage-backed
  securities available for sale                                 72     1,673
 Proceeds from maturities of securities held to maturity       250     1,250
 Purchases of securities held to maturity                     (400)     (325)
 Loans originated and acquired, net of principal collected (28,646)  (30,951)
 Purchases of premises and equipment                        (2,120)   (2,276)
 Other, net                                                     (1)       65
-----------------------------------------------------------------------------
   Net cash used by investing activities                   (31,604)  (34,294)

Financing Activities
 Net increase in deposits                                   25,687    32,773
 Proceeds from issuance of common stock                        222       320
-----------------------------------------------------------------------------
   Net cash provided by financing activities                25,909    33,093
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents          1,722      (937)
 Cash and cash equivalents at beginning of period           76,418    75,712
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 78,140  $ 74,775
=============================================================================

Supplemental information:
  Cash paid for interest                                  $  7,962  $  7,219

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas.

1.  Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results to be anticipated for the year ending December 31, 1999. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  Subsequent Event - Stock Dividend
On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.

3.  Prospective Accounting Pronouncement
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently has no activity in derivative instruments and hedging activities, and does not expect adopting of SFAS No. 133 to have a material effect on the financial statements.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                         Three Months Ended   Increase
                              March 31,      (Decrease)
(in thousands)             1999      1998      Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $  839,450  $700,018  $139,432
Securities                103,346    75,186    28,160
Interest-earning
 deposits with banks       29,825    26,456     3,369
--------------------------------------------------------------------------------
Total interest-earning
 assets                   972,621   801,660   170,961

Noninterest-earning
 assets                    86,336    71,711    14,625
--------------------------------------------------------------------------------
  Total assets         $1,058,957  $973,371  $185,586
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits              $  766,834  $611,511  $155,323
Federal Home Loan Bank
 advances                  25,266    39,000   (13,734)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $  792,100   650,511   141,589

Noninterest-bearing
 deposits                 169,261   130,715    38,546
Other noninterest-bearing
 liabilities                6,133    11,332    (5,199)
Shareholders' Equity       91,463    80,813    10,650
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $1,058,957  $873,371  $185,586
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.


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

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements due to a number of factors. Specific factors include, among others, the effect of interest rate changes, risk associated with acquiring other banks, or opening and acquiring new branches, controlling expenses, and general economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements since they reflect management's analysis only as of the date of the statement.


Overview

Columbia Banking System, Inc., a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 27 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At March 31, 1999, the Company had total assets of $1.1 billion.

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

The Company's goal over the next several years is to create a well-capitalized, customer focused, Pacific Northwest banking institution with a significant presence in selected markets. The Company intends to effect this growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County (the location of Auburn and Bellevue), south into Thurston County (the location of the state capitol, Olympia) and northwest into Kitsap County (the location of Bremerton and Port Orchard). Expansion by acquisition into other markets will be considered as promising situations arise. In order to fund its lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service. Management is placing increased emphasis on control of noninterest expense.

During the first quarter of 1999 Columbia Bank opened a newly constructed branch in Port Orchard, its first office in Kitsap County. Additionally, a new West Olympia branch opened in temporary quarters in April and is the Company's first Thurston County location. Both branches are full service facilities. The Company's future plans include new locations in Pierce, King, Kitsap and Thurston counties of western Washington. Management continues to pursue opportunities for expansion via a combination of internal and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

At March 31, 1999, the Company had 27 branches, 15 in Pierce County, 6 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-seven branches through a combination of internal and external growth by acquisition.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more banking options. In addition, new technology and services are reviewed for business development and cost saving purposes. During the first quarter of 1999, the Company opened an International Banking division located in downtown Tacoma. The division serves local businesses and individuals involved in international trade by providing letters of credit, wire transfers, and foreign currency. During the first quarter of 1999, the Company also made an equity investment in Manzanita Capital, Inc., a newly formed holding company which owns all of the outstanding common stock of The Trust Company of Washington, a non-depository trust and investment company, and McAdams Wright Regan, a full service brokerage and advisory firm. Management expects that the services provided by these companies will expand and compliment the services provided by Columbia Bank in a cost-effective manner and will assist in carrying out the Company's growth strategy.

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


Results of Operations

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees and income from mortgage banking operations. The Company's operating expenses consist primarily of compensation and employee benefit expense, occupancy expense, and merchant services and bank card expenses. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the first quarter of 1999 was $2.1 million, or $0.19 per share (diluted), compared to $2.4 million, or $0.22 per share (diluted), for the first quarter of 1998, a decrease in net income of 13%. The earnings decrease for the quarter resulted from increased expenses associated with branch and infrastructure expansion. Late in 1998, the Company occupied a new operations center, designed to support long-term expansion and provide
much-needed space for essential functions.    In addition, loan growth
occurred later in the first quarter than was anticipated and was slightly
less than expected.   Management has established cost reduction as a high
priority and will continue taking steps to reduce costs.

On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Net Interest Income

Net interest income for the first quarter of 1999 increased 13% to $11.3 million, from $10.0 million in the first quarter of 1998. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first three months of 1999, average interest-earning assets increased $171.0 million, while average interest-bearing liabilities increased only $141.6 million, compared with the same period in 1998.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.71% in the first quarter of 1999 from 5.07% in the
first quarter of 1998.   Average interest-earning assets grew to $972.6
million during the first quarter of 1999, compared with $801.7 million at March 31, 1998. The average yield on interest-earning assets decreased 0.73% to 8.08% during the first quarter of 1999 from 8.81% in the same period of 1998. In comparison, the average cost of interest-bearing liabilities decreased 0.47% to 4.13% during the first quarter of 1999 from 4.60% in the same period of 1998. The decrease in net interest margin is primarily due to decreasing interest rates and to deposit growth exceeding loan growth with consequent investments in lower yielding assets. Competition and declining interest rates have caused loan yields to decline to a greater degree than corresponding decreases in deposit and borrowing costs, causing the net interest margin to decrease. Interest rates in general exhibited a downward trend during 1998 and were generally stable during the first quarter of 1999.


Noninterest Income

Noninterest income increased $824,000, or 32%, in the first quarter of 1999 compared with the same periods in 1998. Increases during the first three months were primarily centered in account service charges and merchant
services income.   In general, increases in account service charges and
merchant services are due to the growth of the Company.

Noninterest Expense

Total noninterest expense increased $2.6 million, or 32%, in the first quarter of 1999, compared with the same period in 1998. The increase was primarily due to personnel costs associated with the Company's expansion as well as occupancy, merchant services and bank card, and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 74.3% for the first quarter of 1999, compared with 65.8% for the same period in 1998. The increase is primarily due to slower loan demand in the first quarter of 1999 and expenses associated with the new operations center. The portion of compensation expense related to loan originations is deferred and deducted
from interest income over the life of the related loans.   Slower loan
originations translate into slower interest income growth and lower deferrals of compensation expense. Other categories of expense are volume driven and reflect the Company's rapid growth. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company's asset base grows.

Income Taxes

For the first quarter of 1999, the Company recorded an income tax provision of $1.1 million.


Credit Risk Management

The extension of credit in the form of loans or other credit substitutes to individuals and businesses is a major portion of the Company's principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, aggregation of debt limits to a single borrower and the type of borrower.

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss.
In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company's chief credit officer and approved, as appropriate, by the Board. Credit Administration, together with appropriate loan committees, has the responsibility for
administering the credit approval process.   As another part of its control
process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent on-site examination to ensure continued performance and proper risk assessment.

Lending Activities

The Company is a full service commercial bank, which originates a wide variety of loans. Consistent with the trend begun in 1993, the Company continues to have success originating commercial business and commercial real estate loans.


The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                      March 31,  % of    December 31  % of
(in thousands)                          1999    Total       1998     Total
-----------------------------------------------------------------------------
 Commercial                           $346,539   40.5%    $332,638   40.1%
 Real estate:
   One-to four-family residential       56,817    6.6       61,132    7.4
   Five or more family residential and
     commercial properties             331,180   38.6      291,868   35.2
-----------------------------------------------------------------------------
      Total real estate                387,997   45.2      353,000   42.6
 Real estate construction:
   One-to four-family residential       19,736    2.3       26,444    3.2
   Five or more family residential and
     commercial properties              21,407    2.5       23,213    2.8
-----------------------------------------------------------------------------
      Total real estate construction    41,143    4.8       49,657    6.0
 Consumer                               83,303    9.7       94,572   11.4
-----------------------------------------------------------------------------
    Sub-total loans                    858,982  100.2      829,867  100.1
 Less: Deferred loan fees               (1,431)  (0.2)      (1,228)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $857,551  100.0%    $828,639  100.0%
=============================================================================
Loans held for sale                   $  5,327            $ 10,023
=============================================================================

Total loans increased $28.9 million, or 3.5%, to $857.6 million from year-end 1998. Commercial business and commercial real estate were the only categories contributing to the increase.

Commercial and Private Banking Lending

Commercial loans increased to $346.5 million at March 31, 1999, representing 40.5% of total loans, from $332.6 million at December 31, 1998. Net growth in commercial loans during the first quarter of 1999 was affected by substantial reductions in existing debt and lower than normal use of committed lines of credit due to increased liquidity of borrowing customers. Management is committed to provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential. Residential one- to four-family loans decreased $4.3 million to $56.8 million at March 31, 1999, representing
6.6% of total loans, compared with $61.1 million at December 31, 1998. The decrease is attributable to maturities and prepayments of the portfolio.
These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or More Family Residential and Commercial Properties. The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $331.2 million at March 31, 1999, representing 38.6% of total loans, from $291.9 million at December 31, 1998. The increase in multi-family and commercial real estate lending in the first quarter reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the Company. Management believes that volumes in this category of loans will increase at a slower rate during the balance of 1999. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Construction Loans

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased to $19.7 million at March 31, 1999, representing
2.3% of total loans, from $26.4 million at December 31, 1998.   Multi-family
and commercial real estate construction loans decreased to $21.4 million at March 31, 1999, representing 2.5% of total loans, from $23.2 million at December 31, 1998. The decrease is a result of growing competition fueled in part by declining interest rates during 1998 as well as management's intention to focus on commercial loans.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Lending

At March 31, 1999, the Company had $83.3 million of consumer loans outstanding, representing 9.7% of total loans, as compared with $94.6 million at December 31, 1998. The decrease is the result of payoffs of short-term consumer loans made in December 1998 to a group of individuals in connection with a singular transaction. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.


Nonperforming Assets

Nonperforming assets consist of: (i) nonaccrual loans, which are loans placed on a nonaccrual basis generally when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) accruing loans which are contractually past due ninety days or more as to interest or principal payments.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                    March 31,   December 31,
(in thousands)                                        1999          1998
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                   $   668       $   722
  Commercial real estate                             1,553         1,542
  Commercial business                                  998         1,214
  Consumer                                             199           125
-----------------------------------------------------------------------------
    Total                                            3,418         3,603

-----------------------------------------------------------------------------
 Restructured:
  One-to four-family residential                                      15
  One-to four-family residential construction        1,783         1,768
  Commercail business                                   74
-----------------------------------------------------------------------------
    Total                                            1,857         1,783
-----------------------------------------------------------------------------
    Total nonperforming loans                      $ 5,275       $ 5,386
=============================================================================

 Real estate owned                                 $   903       $   901
=============================================================================
 Total nonperforming assets                        $ 6,178       $ 6,287
=============================================================================

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

Nonperforming loans decreased to $5.3 million, or 0.62% of total loans (excluding loans held for sale), at March 31, 1999, from $5.4 million, or 0.65% of total loans at December 31, 1998 due principally to decreases in the commercial business category.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. All nonperforming loans are to Washington businesses. Columbia Bank is not involved with loans to foreign companies and foreign countries.

Real estate owned ("REO") increased to $903,000 at March 31, 1999 from $901,000 at December 31, 1998.

Total nonperforming assets decreased to $6.2 million, or 0.57% of period-end assets at March 31, 1999, from $6.3 million, or 0.59% of period-end assets at December 31, 1998.

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1. Formula based allowances calculated on minimum thresholds and historical performance of the portfolio for the past 5 years
2. Specific allowances for identified problem loans and/or portfolio segments
3. Unallocated allowance

In addition, the allowance incorporates the results of measuring impaired loans as provided in the Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118,
which amended SFAS No. 114.   These accounting standards prescribe the
measurement methods, income recognition and disclosures concerning impaired loans.

On a quarterly basis (semi-annual in the case of economic and business conditions reviews) the senior credit officers of the Company review with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance. These factors include the following as of the applicable balance sheet date:

1. Existing general economic and business conditions affecting the Company's market place
2. Credit quality trends, including trends in nonperforming loans
3. Collateral values
4. Seasoning of the loan portfolio
5. Bank regulatory examination results
6. Findings of internal credit examiners
7. Duration of current business cycle

The allowance is increased by provisions charged to operations, and is reduced by loans charged off, net of recoveries. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The allowance for loan losses at March 31, 1999 increased $586,000 to $9.6 million from $9.0 million at December 31, 1998. The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) at March 31, 1999 increased to 1.12% from 1.09% of loans at December 31, 1998. The increase in the allowance as a percentage of loans was due to loan loss provisions of $600,000 during the first three months of 1999.

Net loan charge-offs amounted to $14,000 for the first three months of 1999 compared with net loan charge-offs of $3,000 for the same period in 1998.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                               Three Months Ended
                                    March 31,
(in thousands)                   1999       1998
----------------------------------------------------------------------------
 Beginning balance             $ 9,002    $ 8,440
 Charge offs:
  One-to-four family residential    (1)
  Commercial business              (48)       (37)
  Consumer                         (24)       (65)
----------------------------------------------------------------------------
   Total charge-offs               (73)      (102)

 Recoveries:
  One-to-four family residential               95
  Commercial business               55
  Consumer                           4          4
----------------------------------------------------------------------------
   Total recoveries                 59         99
----------------------------------------------------------------------------
 Net (charge-offs) recoveries      (14)        (3)

 Provision charged to expense      600        550
----------------------------------------------------------------------------
 Ending balance                $ 9,588    $ 8,987
============================================================================

The allowance for loan losses equaled 182% of nonperforming loans and 155% of nonperforming assets at March 31, 1999.


Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased
$25.7 million, or 3%, to $964.0 million at March 31, 1999, from $938.3 million at December 31, 1998.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. While that stable core deposit base is being established, management's strategy for funding growth has been to make use of brokered and other wholesale deposits. Management anticipates continued use of such deposits, as needed, to fund increasing loan demand. Brokered and other wholesale deposits (excluding public deposits) with a balance of $7.3 million, or 0.76% of total deposits at March 31, 1999 were unchanged since December 31, 1998.

Borrowings

The Company relies on advances from the FHLB to supplement its funding sources. FHLB advances at March 31, 1999 were unchanged from a balance of $25.0 million at December 31, 1998. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.

Capital

Shareholders' equity at March 31, 1999, was $91.7 million compared with $89.6 million at December 31, 1998. The increase is due primarily to net income of $2.1 million during the first three months of 1999. Shareholders' equity was 8.43% and 8.45% of total period-end assets at March 31, 1999, and December 31, 1998, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 1999, the Company's leverage ratio was 8.68%, compared with 8.72% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 9.85% and 10.88%, respectively, at March 31, 1999, compared with 9.89% and 10.88%, respectively, at December 31, 1998.


The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at March 31, 1999. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Impact of the Year 2000 Issue (Y2K)

Many existing computer systems, including the systems used by the Company, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could
fail or create erroneous results by or at the Year 2000.   Financial
institutions, such as Columbia, are dependent on many types of automated
computer systems for their day to day operations.   The failure of any of
theses systems to recognize the year 2000 could have a material effect on the Company's business, results of operations, and/or financial condition.

The Company's State of Readiness: The Company currently is preparing its operations for the year 2000 and has established a project team, which has developed a project plan intended to insure that the Company will be Y2K
compatible well before December 31, 1999.   The project plan incorporates
five phases: awareness, assessment, renovation, validation, and implementation.

The awareness phase is ongoing and incorporates monthly updates to the Board of Directors, management, and staff. In addition, shareholders and customers are informed through mailings and financial reports. The Y2K
project team meets regularly.    Loan officers have been trained in
interviewing and surveying credit customers on the state of readiness of their businesses and have begun those activities.

The Company has completed its assessment of all of its computer systems, hardware, software, networks, telecommunications, ATM, property, and equipment that could potentially be either directly or indirectly affected
by Y2K.   The Company has identified all vendors that supply services and/or products that could be considered critical to day-to-day operations to
determine if they are Y2K compatible.   The Company is identifying all
customers who have a total borrowing relationship of $250,000 or more or otherwise have the potential to adversely affect the Company's asset quality or profitability if they do not become Y2K compatible.

Based on its assessment, the Company has essentially completed renovating all systems and equipment needing Y2K upgrades. In early October 1998, the Company's data processing provider advised the Company that it had successfully converted its systems to Y2K compatibility. Testing has been completed and the Company's data processing system is fully compliant at March 31, 1999. All other systems and equipment have been upgraded or are in process of being upgraded. The Company is monitoring vendors that are in the process of upgrading or have not begun upgrading their businesses.

The validation process involves testing all systems and equipment for Y2K compatibility. Bank hardware has been tested and the Company is in the process of replacing obsolete equipment as part of its normal business operations.

The implementation phase is ongoing and incorporates the development of contingency plans for the century date change. The Company has developed a credit risk mitigation plan, a liquidity contingency plan, and ongoing disclosures and inquiries to customers and vendors.

The Costs to Address the Company's Year 2000 Issues: The Company has expended approximately $64,000 in staff time and travel expenses in addressing the
Y2K issue.    Equipment upgrades are expected to cost approximately $562,000.
Much of the Company's equipment, such as PCs, has been upgraded as part of normal business operations. The Company is relatively new and the majority of its hardware and software are recent purchases or are being upgraded to meet growth demands. The Company moved into a new state-of-the-art operations center in August 1998. The center included the installation of new item processing hardware and software, a new voice response unit, a new wire transfer system, and a new optical storage system, all of which are Y2K compatible. Future expenses cannot be predicted with certainty at this time; however, management believes that expenses relating to meeting the Company's Y2K challenges will not have a material effect on its operations or financial performance.

The Risks of the Company's Year 2000 Issues: Although the Company can and will prepare its operations for the century change, there can be no assurance that forces beyond its control will not impact its operations. The Company purchases systems, equipment, and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's diligent efforts in assuring that its outside suppliers, vendors and customers are Y2K ready, their can be no assurance that when the century changes, certain systems, technology and equipment of Columbia, its vendors and its customers will not be impacted and consequently impact the operations of the Company.

The Company's Contingency Plans: The Company has developed a comprehensive Year 2000 contingency plan. Although the Company has taken precaution to assure its technology is Y2K ready, it will continue to address possible emergency scenarios.

The Company's new state-of-the-art operations center has a generator backup to run the entire facility. All branch offices have special procedures in order to operate without the usual telecommunications links so that, in the event of a telecommunications failure, the Company is able to process its data through a remote site.


Qualitative and Quantitative Disclosure about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At
March 31, 1999, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1998. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II  -  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        See Exhibit 11 - Statement re computation of per share net income See Exhibit 27 - Financial Data Schedule

(b) On March 25, 1999, the Company filed Form 8-K, announcing that first quarter earnings per share will fall short of consensus estimates.


				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date        May 14, 1999           By     /s/ W. W. Philip
	 -----------------------------     --------------------------------
                                                 W. W. Philip
                                                 Chairman and
                                             Chief Executive Officer




     Date        May 14, 1999           By   /s/ Gary R. Schminkey
	 -----------------------------     ---------------------------------
                                                 Gary R. Schminkey
                                            Executive Vice President and
                                              Chief Financial Officer

				   Exhibit 11



              Statement re computation of per share net income
			Columbia Banking System, Inc.

                                            Three Months Ended
                                                 March 31,
(in thousands, except per share data)         1998      1997
--------------------------------------------------------------------------------

 Net income applicable to common stock       $2,088    $2,413

--------------------------------------------------------------------------------
 Average number of basic common shares
  outstanding                                10,570    10,468
 Dilutive effect of stock options
  unexercised                                   281       357
--------------------------------------------------------------------------------
Average number of diluted common shares
 outstanding                                 10,851    10,825
================================================================================
        Diluted net income per share         $ 0.19    $ 0.22
================================================================================



On April 28, 1999, the Company announced a 5% stock dividend payable on May 26, 1999, to shareholders of record on May 12, 1999. Average shares outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.


For additional information on earnings per share, please see the "Capital" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations."