Form 10-Q
period 1999-06-30
COLUMBIA BANKING SYSTEM INC
filed 1999-08-02
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999.

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

Yes   X     No


      The number of shares of the issuer's Common Stock outstanding at
                        July 30, 1999 was 10,593,223.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                    Page
Item 1. Financial statements

        Consolidated Statements of Operations - three months and
         six months ended June 30, 1999 and 1998                      2

        Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998                                        3

        Consolidated Statements of Shareholders' Equity -
         twelve months ended December 31, 1997 and 1998,
         and six months ended June 30, 1999                           4

        Consolidated Statements of Cash Flows -
         six months ended June 30, 1999 and 1998                      5

        Notes to consolidated financial statements                    6


Item 2. Management Discussion and Analysis of Financial               8
	 Condition and Results of Operations

Item 3. Qualitative and Quantitative Disclosures about Market Risk   19


                     PART II -- OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders         20

Item 6.  Exhibits and reports on Form 8-K                            20

         Signatures                                                  21

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.

				    Three Months Ended      Six Months Ended
					June 30,                 June 30,
(in thousands except per share)      1999       1998        1999       1998
-----------------------------------------------------------------------------
Interest Income
Loans                              $18,548    $16,522     $36,027    $32,375
Securities available for sale        1,416      1,100       2,855      2,158
Securities held to maturity             73        110         154        246
Deposits with banks                    136        153         488        513
-----------------------------------------------------------------------------
Total interest income               20,173     17,885      39,524     35,292

Interest Expense
Deposits                             7,864      7,023      15,581     13,872
Federal Home Loan Bank advances        499        549         839      1,076
-----------------------------------------------------------------------------
Total interest expense               8,363      7,572      16,420     14,948

Net Interest Income                 11,810     10,313      23,104     20,344
Provision for loan losses              600        450       1,200      1,000
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses          11,210      9,863      21,904     19,344

Noninterest Income
Service charges and other fees       1,825      1,416       3,402      2,701
Mortgage banking                       297        412         653        810
Other fees                           1,899      1,043       3,310      1,880
-----------------------------------------------------------------------------
Total noninterest income             4,021      2,871       7,365      5,391

Noninterest Expense
Compensation and employee benefits   4,829      3,889       9,668      7,660
Occupancy                            1,631      1,206       3,278      2,329
Advertising and promotion              474        371         914        737
Data processing                        502        453         984        860
Other                                3,772      2,918       7,241      5,509
-----------------------------------------------------------------------------
Total noninterest expense           11,208      8,837      22,085     17,095

Income before income taxes           4,023      3,897       7,184      7,640
Provision for income taxes           1,361      1,349       2,434      2,679
-----------------------------------------------------------------------------
Net Income                         $ 2,662    $ 2,548     $ 4,750    $ 4,961
=============================================================================

Net income per common share:
  Basic                            $  0.25    $  0.24     $  0.45    $  0.47
  Diluted                             0.25       0.23        0.44       0.46
Average number of common shares
  outstanding                       10,590     10,529      10,587     10,513
Average number of diluted common
  shares oustanding                 10,859     10,906      10,860     10,871

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.

						     June  30,    December 31,
(in thousands)                                          1999          1998
-----------------------------------------------------------------------------
Assets
Cash and due from banks                             $   58,679   $   53,602
Interest-earning deposits with banks                     6,688       22,816
Securities available for sale                           84,221       93,726
Securities held to maturity                              7,479        6,358
FHLB stock                                               6,131        5,550
Loans held for sale                                      6,643       10,023
Loans                                                  934,329      828,639
   Less: allowance for loan losses                       9,981        9,002
-----------------------------------------------------------------------------
  Loans, net                                           924,348      819,637
Interest Receivable                                      6,944        6,420
Premises and equipment, net                             38,207       37,077
Real estate owned                                        1,310          901
Other                                                    6,288        3,809
-----------------------------------------------------------------------------
Total Assets                                        $1,146,938   $1,059,919
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                               $  183,533   $  180,445
  Interest-bearing                                     806,830      757,900
-----------------------------------------------------------------------------
    Total Deposits                                     990,363      938,345
Federal Home Loan Bank advances                         57,250       25,000
Other liabilities                                        6,139        7,008
----------------------------------------------------------------------------
    Total liabilities                                1,053,752      970,353
Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2 million shares;
   None outstanding
			    June 30,   December 31,
 Common stock (no par value)  1999         1998
			    ---------   ----------
   Authorized shares         47,250       47,250
   Issued and outstanding    10,593       10,062        77,903       68,612
 Retained Earnings                                      16,996       20,616
 Unrealized gains (losses) on securities
   available for sale, net of tax                       (1,713)         338
-----------------------------------------------------------------------------
    Total shareholders' equity                          93,186       89,566
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $1,146,938   $1,059,919
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.

                                                   Accumulated
                          Common stock                Other         Total
                       Number of         Retained  Comprehensive  Shareholders'
(in thousands)          Shares  Amount   Earnings  Income (Loss)    Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      9,372  $62,980    $ 5,282       ($ 38)       $68,224

Comprehensive income:
Net income for 1997                         9,275
Change in unrealized gains and (losses)
 on securities available for sale, net of tax              75
  Total comprehensive income                                           9,350
Issuance of stock under stock option
 and other plans          117      779                                   779
Issuance of shares of common stock--
  5% stock dividend       391    4,142     (4,142)
-----------------------------------------------------------------------------
Balance at
 December 31, 1997      9,880   67,901     10,415          37         78,353

Comprehensive income:
Net income for 1998                        10,201
Change in unrealized gains and (losses)
 on securities available for sale, net of tax             301
  Total comprehensive income                                          10,502
Issuance of stock under stock option
 and other plans          182      711                                   711
-----------------------------------------------------------------------------
Balance at
 December 31, 1998     10,062   68,612     20,616         338         89,566

Comprehensive income:
Net income for 1999                         4,750
Change in unrealized gains and (losses)
 on securities available for sale, net of tax          (2,051)
  Total comprehensive income                                           2,699
Issuance of stock under stock option
 and other plans (1)       27      921                                   921
Issuance of shares of common stock--
  5% stock dividend       504    8,370     (8,370)
-----------------------------------------------------------------------------
Balance at
 June 30, 1999         10,593  $77,903    $16,996     ($1,713)       $93,186
=============================================================================

See accompanying notes to consolidated financial statements.

(1) Includes the amortization of restricted stock grants of which 33,075 shares were issued and oustanding during 1996, and an additional 70,875 shares were issued and oustanding during 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.

							    Six Months Ended
								 June 30,
(in thousands)                                               1999       1998
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 4,750   $ 4,961
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  1,200     1,000
  Losses on real estate owned                                             (5)
  Depreciation and amortization                              1,389       900
  Deferred income taxes benefit                                     (1,066)
  Net realized losses on sale of assets                                    2
  (Increase) decrease in loans held for sale                 3,380    (4,666)
  Increase in interest receivable                             (524)     (626)
  Increase in interest payable                                 525        91
  Net changes in other assets and liabilities               (1,769)     (876)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                 7,885       781

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        14,109    20,849
 Purchases of securities available for sale                 (8,731)  (31,423)
 Proceeds from maturities of mortgage-backed
  securities available for sale                                204     5,065
 Proceeds from maturities of securities
  held to maturity                                             860     2,750
 Purchases of securities held to maturity                   (1,980)     (325)
 Loans originated and acquired, net of
  principal collected                                     (105,854)  (68,148)
 Purchases of premises and equipment                        (2,728)   (6,486)
 Proceeds from disposal of premises and equipment                2         1
 Proceeds from sale of real estate owned                                  46
 Other, net                                                     (7)       47
-----------------------------------------------------------------------------
   Net cash used by investing activities                  (104,125)  (77,624)

Financing Activities
 Net increase in deposits                                   52,018    89,529
 Net increase in short-term borrowings                      32,250
 Repayment of FHLB advances and other long-term debt                  (5,000)
 Proceeds from issuance of common stock                        921       541
-----------------------------------------------------------------------------
   Net cash provided by financing activities                85,189    85,070
-----------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents        (11,051)    8,227
 Cash and cash equivalents at beginning of period           76,418    75,712
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 65,367  $ 83,939
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 15,895  $ 14,857
  Cash paid for income taxes                                 2,670     2,776
  Loans foreclosed and transferred to real estate owned        402       731

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

1.  Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results to be anticipated for the year ending December 31, 1999. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


2.  Stock Dividend

On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.


3.  Prospective Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has delayed the implementation date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company currently has no activity in derivative instruments and hedging activities, and does not expect adopting of SFAS No. 133 to have a material effect on the financial statements.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

		       Three Months Ended Increase    Six Months Ended Increase
			  June 30,       (Decrease)        June  30,  (Decrease)
(in thousands)           1999     1998     Amount      1999     1998    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                $  899,818 $731,906 $167,912    $869,801 $716,119 $153,682
Securities              100,441   78,753   21,688     101,885   76,960   24,925
Interest-earning
 deposits with banks     11,449   11,085      364      20,587   18,683    1,904
--------------------------------------------------------------------------------
Total interest-earning
 assets               1,011,708  821,744  189,964     992,273  811,762  180,511

Noninterest-earning
 assets                  89,740   73,413   16,327      88,047   69,891   18,156
--------------------------------------------------------------------------------
  Total assets       $1,101,448 $895,157 $206,291  $1,080,320 $881,653 $198,667
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits            $  786,675 $624,253 $162,422    $776,809 $617,875 $158,934
Federal Home Loan Bank
 advances                37,907   39,707   (1,800)     31,622   39,398   (7,776)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $824,582  663,960  160,622     808,431  657,273  151,158

Noninterest-bearing
 deposits               176,905  142,320   34,585     173,104  136,565   36,539
Other noninterest-bearing
 liabilities              6,596    5,506    1,090       6,439    5,718      721
Shareholders' Equity     93,365   83,371    9,994      92,346   82,097   10,249
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity $1,101,448 $895,157 $206,291  $1,080,320 $881,653 $198,667
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


Overview

Columbia Banking System, Inc., a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 27 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At June 30, 1999, the Company had total assets of $1.15 billion.

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

During the first six months of 1999 Columbia Bank opened two new branches.
In January, the Company opened a newly constructed branch in Port Orchard, its first office in Kitsap County. Additionally, a new West Olympia branch opened in temporary quarters in April and is the Company's first Thurston County location. Both branches are full service facilities. The Company's future plans include new locations in Pierce, King, Kitsap and Thurston counties of western Washington. Management continues to pursue opportunities for expansion via a combination of internal and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

At June 30, 1999, the Company had 27 branches, 15 in Pierce County, 6 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-seven branches through a combination of internal and external growth by acquisition.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more banking options. In addition, new technology and services are reviewed for business development and cost saving purposes. During the first quarter of 1999, the Company opened an International Banking division located in downtown Tacoma. The division serves local businesses and individuals involved in international trade by providing letters of credit, wire transfers, and foreign currency. During the first quarter of 1999, the Company also made an equity investment in Manzanita Capital, Inc., a newly formed holding company which owns all of the outstanding common stock of The Trust Company of Washington, a non-depository trust and investment company, and McAdams Wright Ragen, a full service brokerage and advisory firm. Management expects that the services provided by these companies will expand and compliment the services provided by Columbia Bank in a cost-effective manner and will assist in carrying out the Company's growth strategy.

The economy of the Company's principal market area, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years. The Pierce County Economic Index, a regional publication providing economic forecasts and commentary, reports that "Five years after it started in late 1992, the Pierce County economy continued its growth through the first half of 1998. The local economy has grown at an average rate of just under 2.5%, that's 0.5% above the long-term historical
growth rate."   In the third quarter of 1998 the Company was named in the
Fortune magazine annual ranking of America's 100 fastest growing companies as judged by earnings growth. The Company was the only banking company on the list and was ranked 82nd.


Results of Operations

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees and income from mortgage banking operations and merchant services. The Company's operating expenses consist primarily of compensation and employee benefit expense, occupancy expense, and merchant services and bank card expenses. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the second quarter of 1999 was $2.7 million, or $0.25 per share (diluted), compared to $2.5 million, or $0.23 per share (diluted), for the second quarter of 1998, an increase in net income of 4.5%. Net income for the six months ended June 30, 1999, was $4.8 million, or $0.44 per share, down 4.3% compared with $5.0 million, or $0.46 per share for the same period in 1998. The earnings increase for the second quarter reflects significant growth in assets, loans and deposits as compared to the quarter ended
June 30, 1998, and to continued increases in noninterest income. The decrease in net income for the six months ended June 30, 1999 is due largely to a disappointing first quarter of 1999, with per share (diluted) earnings of $0.19 per share, which resulted from increased expenses associated with branch and infrastructure expansion, coupled with loan growth that was later and slightly less than expected. Management has reemphasized cost controls as a high priority and will continue taking steps to control expenses, while continuing to pursue its growth strategy.

On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Net Interest Income

Net interest income for the second quarter of 1999 increased 15% to $11.8 million, from $10.3 million in the second quarter of 1998. For the first six months of 1999, net interest income increased 14% to $23.1 million from $20.3 million for the same period in 1998. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first six months of 1999, average interest-earning assets increased
$180.5 million, while average interest-bearing liabilities increased only $151.2 million, compared with the same period in 1998.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.70% in the second quarter of 1999 from 5.03% in the
second quarter of 1998.   Average interest-earning assets grew to $1.0 billion
during the second quarter of 1999, compared with $821.7 million for the period in 1998. The average yield on interest-earning assets decreased 0.72% to 8.01% during the second quarter of 1999 from 8.73% in the same period of 1998. In comparison, the average cost of interest-bearing liabilities decreased 0.50% to 4.07% during the second quarter of 1999 from 4.57% in the same period of 1998.

For the first six months of 1999, net interest margin decreased to 4.71% from 5.05% for the same period in 1998. Average interest-earning assets grew to $992.3 million during the first six months of 1999, compared with $811.8 million for the same period in 1998. The average yield on interest-earning assets decreased 0.72% to 8.05% during the first six months of 1999 from 8.77% in the same period of 1998. In comparison, the average cost of interest-bearing liabilities decreased 0.49% to 4.10% during the first six months of 1999 from 4.59% in the same period of 1998.

For the first six months of 1999 compared to the same period in 1998, the decrease in net interest margin is primarily due to decreasing interest rates and to average deposit growth exceeding average loan growth with consequent investments in lower yielding assets. Competition and declining interest rates have caused loan yields to decline to a greater degree than corresponding decreases in deposit and borrowing costs, causing the net interest margin to decrease. Interest rates in general exhibited a downward trend during 1998 and were generally stable during the first quarter of 1999, but exhibited a slight upward trend during the second quarter of 1999.
During the first six months of 1999, average loan growth of $102.3 million exceeded average deposit growth of $63.6 million, and during the second quarter ended June 30, 1999, average loan growth was $60.3 million while average deposit growth was $27.5 million. Average borrowings during the first six months of 1999 grew $11.2 million, and during thesecond quarter average borrowings grew $12.6 million.

Noninterest Income

Noninterest income increased $1.2 million, or 40%, in the second quarter of 1999, and $2.0 million, or 37%, for the first six months of 1999, compared with the same periods in 1998, respectively, despite decreases in mortgage banking income. Increases during the second quarter and the first six months of 1999, were primarily centered in account service charges and merchant
services income.   In general, increases in account service charges and
merchant services are due to the growth of the Company.


Noninterest Expense

Total noninterest expense increased $2.4 million, or 27%, for the second quarter of 1999, and $5.0 million, or 29%, for the first six months of 1999, compared with the same period in 1998. The increases were primarily due to personnel costs associated with the Company's expansion as well as occupancy, merchant services and bank card, and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 70.8% and 72.5% for the second quarter and first six months of 1999, respectively, compared to 67.0% and 66.4% for the same periods in 1998. The increases were primarily due to slower than expected loan growth in the early first quarter of 1999 and expenses associated with branch and infrastructure expansion. During the first quarter of 1999, the Company reported an efficiency ratio of 74.3% and an increase in noninterest expense of 32% over the same period in 1998. Early in 1999, the Company reemphasized cost controls as shown by a decrease in the efficiency ratio to 70.8% in the second quarter and a 3% increase in noninterest expense compared with the first quarter of 1999. The portion of compensation expense related to loan originations is deferred and deducted from interest income
over the life of the related loans.   Slower loan originations translate
into slower interest income growth and lower deferrals of compensation expense. Other categories of expense are volume driven and reflect the Company's rapid growth. Total noninterest expense for the Company is expected to decline in relation to revenues as the Company's asset base grows.


Income Taxes

For the second quarter and first six months of 1999, the Company recorded income tax provisions of $1.4 million and $2.4 million, respectively.


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

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                      June 30,  % of    December 31  % of
(in thousands)                          1999    Total       1998     Total
-----------------------------------------------------------------------------
 Commercial                           $393,076   42.1%    $332,638   40.1%
 Real estate:
   One-to four-family residential       56,943    6.1       61,132    7.4
   Five or more family residential and
     commercial properties             355,511   38.0      291,868   35.2
-----------------------------------------------------------------------------
      Total real estate                412,454   44.1      353,000   42.6
 Real estate construction:
   One-to four-family residential       18,265    2.0       26,444    3.2
   Five or more family residential and
     commercial properties              21,698    2.3       23,213    2.8
-----------------------------------------------------------------------------
      Total real estate construction    39,963    4.3       49,657    6.0
 Consumer                               90,690    9.7       94,572   11.4
-----------------------------------------------------------------------------
    Sub-total loans                    936,183  100.2      829,867  100.1
 Less: Deferred loan fees               (1,854)  (0.2)      (1,228)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $934,329  100.0%    $828,639  100.0%
=============================================================================
Loans held for sale                   $  6,643            $ 10,023
=============================================================================

Total loans increased $105.7 million, or 13%, to $934.3 million from year-end 1998. Commercial business and commercial real estate were the only categories contributing to the increase.


Commercial and Private Banking Lending

Commercial loans increased to $60.4 million, or 18%, to $393.1 million from
year-end 1998, representing 42.1% of total loans.   Net growth in commercial
loans slowed during the first quarter of 1999 and rebounded during the second quarter of 1999. Growth during the second quarter of 1999 was favorably affected by continued emphasis on maintaining and expanding an aggressive calling campaign whereby loan officers concentrated on traditional commercial
business loans and related borrowing needs.   Management is committed to
provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.

Real Estate Lending

One- to Four-Family Residential. Residential one- to four-family loans decreased $4.2 million to $56.9 million at June 30, 1999, representing 6.1% of total loans, compared with $61.1 million at December 31, 1998. The decrease is attributable to maturities and prepayments of the portfolio.
These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or More Family Residential and Commercial Properties. The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $355.5 million at June 30, 1999, representing 38.0% of total loans, from $291.9 million at December 31, 1998. The increase in multi-family and commercial real estate lending in the first six months reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the Company. Management believes that volumes in this category of loans will increase at a slower rate during the balance of 1999. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.


Construction Loans

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased to $18.3 million at June 30, 1999, representing 2.0% of total loans, from $26.4 million at December 31, 1998. Multi-family and commercial real estate construction loans decreased to $21.7 million at June 30, 1999, representing 2.3% of total loans, from $23.2 million at December 31, 1998. The decrease is a result of growing competition fueled in part by declining interest rates during 1998 as well as management's intention to focus on commercial loans.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.


Consumer Lending

At June 30, 1999, the Company had $90.7 million of consumer loans outstanding, representing 9.7% of total loans, as compared with $94.6 million at December 31, 1998. The balance at December 31, 1998, included approximately $10.0 million of short-term loans made to a group of individuals in connection with a singular transaction which matured in early January 1999. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                    June 30,   December 31,
(in thousands)                                        1999          1998
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                   $   582       $   722
  Commercial real estate                             1,608         1,542
  Commercial business                                  748         1,214
  Consumer                                             223           125
-----------------------------------------------------------------------------
    Total                                            3,161         3,603

 Restructured:
  One-to four-family residential                                      15
  One-to four-family residential construction        1,803         1,768
  Commercial business                                   71
-----------------------------------------------------------------------------
    Total                                            1,874         1,783
-----------------------------------------------------------------------------
    Total nonperforming loans                      $ 5,035       $ 5,386
=============================================================================

 Real estate owned                                 $ 1,310       $   901
=============================================================================
 Total nonperforming assets                        $ 6,345       $ 6,287
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

Nonperforming loans decreased to $5.0 million, or 0.54% of total loans (excluding loans held for sale), at June 30, 1999, from $5.4 million, or 0.65% of total loans at December 31, 1998 due principally to decreases in the commercial business category.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. All nonperforming loans are to Washington businesses. Columbia Bank is not involved with loans to foreign companies and foreign countries.

Real estate owned ("REO") increased to $1.3 million at June 30, 1999 from $901,000 at December 31, 1998. During the second quarter of 1999, the Company foreclosed on a $409,000 one-to four-family residential loan collateralized by real estate and transferred the real estate to REO.

Total nonperforming assets increased by approximately $58,000, at June 30,
1999 from its balance of $6.3 million at December 31, 1998.   As a percentage
of period-end assets at June 30, 1999, nonperforming assets decreased to 0.55% from 0.59% of period-end assets at December 31, 1998.


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

The allowance for loan losses at June 30, 1999 increased $1.0 million to $10.0 million from $9.0 million at December 31, 1998. The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) at June 30, 1999 decreased to 1.07% from 1.09% of loans at December 31, 1998. The decrease in the allowance as a percentage of loans was due to the $105.7 million growth in loans during the first six months of 1999.

Net loan charge-offs amounted to $221,000 for the first six months of 1999 compared with net loan charge-offs of $563,000 for the same period in 1998. During the first six months of 1999, the Company set aside a $1.2 million provision for loan losses as compared with $1.0 million for the same period in 1998.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

			       Three Months Ended      Six Months Ended
				    June 30,                June 30,
(in thousands)                   1999       1998        1999       1998
----------------------------------------------------------------------------
 Beginning balance              $9,588     $8,987       $9,002     $8,440
 Charge offs:
  One-to-four family residential                            (1)
  Commercial business             (233)      (458)        (281)      (495)
  Consumer                          (8)      (178)         (32)      (243)
----------------------------------------------------------------------------
   Total charge-offs              (241)      (636)        (314)      (738)
 Recoveries:
  Commercial business                2         31           57        126
  Consumer                          32         45           36         49
----------------------------------------------------------------------------
   Total recoveries                 34         76           93        175
----------------------------------------------------------------------------
 Net (charge-offs) recoveries     (207)      (560)        (221)      (563)

 Provision charged to expense      600        450        1,200      1,000
----------------------------------------------------------------------------
 Ending balance                 $9,981     $8,877       $9,981     $8,877
============================================================================

The allowance for loan losses equaled 198% of nonperforming loans and 157% of nonperforming assets at June 30, 1999.


Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.


Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $52.0 million, or 6%, to $990.4 million at June 30, 1999, from $938.3 million at December 31, 1998.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. While that stable core deposit base is being established, management's strategy for funding growth has been to make use of brokered and other wholesale deposits. Management anticipates continued use of such deposits, as needed, to fund increasing loan demand. Brokered and other wholesale deposits (excluding public deposits) increased $20.0 million to $27.3 million, or 2.8% of total deposits at June 30, 1999.


Borrowings

The Company relies on short-term and long-term advances from the FHLB to supplement its funding sources. FHLB advances increased $32.3 million to $57.3 million at June 30, 1999 compared to a balance of $25.0 million at December 31, 1998. All of the increase is in short-term FHLB advances for funding strong second quarter loan growth. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.

Capital

Shareholders' equity at June 30, 1999, was $93.2 million compared with $89.6 million at December 31, 1998. The increase is due primarily to net income of $4.8 million during the first six months of 1999. Shareholders' equity was 8.12% and 8.45% of total period-end assets at June 30, 1999, and December 31, 1998, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 1999, the Company's leverage ratio was 8.61%, compared with 8.72% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 9.36% and 10.34%, respectively, at June 30, 1999, compared with 9.89% and 10.88%, respectively, at December 31, 1998.

The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at June 30, 1999. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

The awareness phase is ongoing and incorporates monthly updates to the Board of Directors, management, and staff. In addition, shareholders and customers are informed through mailings, financial reports and through the
Company's website.  The Y2K project team meets monthly.    Loan officers
have been trained in interviewing and surveying credit customers on the state of readiness of their businesses and have begun those activities.

The Company has completed its assessment of all of its computer systems, hardware, software, networks, telecommunications, ATM, property, and equipment that could potentially be either directly or indirectly affected
by Y2K.   The Company has identified all vendors that supply services and/or products that could be considered critical to day-to-day operations to
determine if they are Y2K compatible.   The Company is identifying all
customers who have a total borrowing relationship of $250,000 or more or otherwise have the potential to adversely affect the Company's asset quality or profitability if they do not become Y2K compatible and updating the status of those relationships quarterly.

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

The validation process involves testing all systems and equipment for Y2K compatibility. Bank hardware has been tested and the Company has replaced obsolete equipment as part of its normal business operations.

The implementation phase is ongoing and incorporates the development of contingency plans for the century date change. The Company has developed a year 2000 contingency plan, a credit risk mitigation plan, a liquidity contingency plan, and ongoing disclosures and inquiries to customers and vendors.

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

The Risks of the Company's Year 2000 Issues: Although the Company has prepared its operations for the century change, there can be no assurance that forces beyond its control will not impact its operations. The Company purchases systems, equipment, and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's diligent efforts in assuring that its outside suppliers, vendors and customers are Y2K ready, their can be no assurance that when the century changes, certain systems, technology and equipment of Columbia, its vendors and its customers will not be impacted and consequently impact the operations of the Company.

The Company's Contingency Plan: The Company has developed a comprehensive Year 2000 contingency plan. Although the Company has taken precaution to assure its technology is Y2K ready, it will continue to address possible emergency scenarios. Testing of the contingency plan will take place through 1999.

The Company's new state-of-the-art operations center has a generator backup to run the entire facility. All branch offices have special procedures in order to operate without the usual telecommunications links so that, in the event of a telecommunications failure, the Company is able to process its data through a remote site.


Qualitative and Quantitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At
June 30, 1999, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1998. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II  -  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual shareholders meeting on April 28, 1999, for the purpose of electing a Board of Directors.

All seventeen persons nominated were elected to hold office for the ensuing year. Subsequent to that date, Mr. Gillenwater died. No replacement has been named to fill the vacated board position as of this date.

   Nominee                      Votes "For"           Votes "Withheld"
----------------------------------------------------------------------------
Richard S. DeVine                6,620,098                 63,546
Melanie J. Dressel               6,620,098                 63,546
Jack Fabulich                    6,620,098                 63,546
Jonathan Fine                    6,620,098                 63,546
John P. Folsom                   6,619,663                 63,981
J. James Gallagher               6,619,663                 63,981
Margel S. Gallagher              6,619,663                 63,981
W. Kelso Gillenwater             6,620,098                 63,546
John A. Halleran                 6,620,098                 63,546
Thomas L. Matson                 6,619,663                 63,981
William W. Philip                6,619,663                 63,981
John H. Powell                   6,619,663                 63,981
Robert E. Quoidbach              6,619,663                 63,981
Donald Rodman                    6,619,663                 63,981
Sidney R. Snyder                 6,619,663                 63,981
William T. Weyerhaeuser          6,619,663                 63,981
James M. Will                    6,620,098                 63,546




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Exhibit 10

        *(a) Amended employment agreement between the Company and
             W. W. Philip effective January 1, 1998, except with respect to sections 4.3 and 4.4 (granting restricted stock awards) which are effective August 28, 1996 and January 28, 1998, respectively.

        *(b) Amended employment agreement between the Company and J.James Gallagher effective July 1, 1998, except with respect to sections 4.3 (granting restricted stock awards) which is effective April 22, 1998.

        *(c) Employment agreement between the Company and Melanie J. Dressel effective July 1, 1999.

        *(d) Severance agreement between the Company and Harald R. Russell effective June 23, 1999.

        *(e) Severance agreement between the Company and Evans Q. Whitney effective June 23, 1999.

        *(f) Severance agreement between the Company and Gary R. Schminkey effective June 23, 1999.

        *(g) Severance agreement between the Company and Donald A. Andersen effective June 23, 1999.

        *(h) Severance agreement between the Company and Janet D. Hildebrand effective June 23, 1999.


        Exhibit 11  - Statement re computation of per share net income

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


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    July 30, 1999               By     /s/ W. W. Philip
	 -----------------------------     --------------------------------
                                                 W. W. Philip
                                                 Chairman and
                                             Chief Executive Officer




     Date    July 30, 1999               By   /s/ Gary R. Schminkey
	 -----------------------------     ---------------------------------
                                                 Gary R. Schminkey
                                            Executive Vice President and
                                              Chief Financial Officer

                                Exhibit 10(a)

                        AMENDED EMPLOYMENT AGREEMENT

	THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into by and between Columbia State Bank, a Washington banking corporation ("Columbia Bank") together with Columbia Banking System, Inc., a Washington corporation ("CBSI") (collectively, the "Employer"), and
W. W. PHILIP (the "Executive"). This amended Agreement, which amends the Agreement which became effective on January 1, 1998 (except for the earlier effectiveness of Sections 4.3 and 4.4 of that Agreement) is effective as of July 1, 1999.

                                RECITALS

    1. The terms and conditions of an Employment Agreement effective January 1, 1997 provided for Executive's service as the President and Chief Executive Officer of Columbia Bank and the President and Chief Operating Officer of CBSI. The term of that Employment Agreement expired on December 31, 1998
(the "Original Agreement").

    2. On November 19, 1997, and following the passing of Mr. A. G. Espe, Mr. Philip was appointed by the Board of Directors to serve as the Chairman, President and Chief Executive Officer of Columbia Bank and CBSI.

    3. Executive and the Board of Directors of CBSI and Columbia Bank extended the term of Executive's service from December 31, 1998 to December 31, 1999, and entered into an Agreement effective on January 1, 1998 (the "January 1, 1998 Agreement"), which superseded and replaced the terms and conditions of the Original Agreement. This Agreement amends and restates the January 1, 1998 Agreement.

    In consideration of the mutual promises made in this Agreement, the parties agree as follows:

                                AGREEMENT

    1. Employment.

    Employer employs Executive and Executive accepts employment with Employer on the terms and conditions set forth in this Agreement.

    2. Term.

    The term of this Agreement will commence as of January 1, 1998 and will continue until December 31, 1999, unless extended or sooner terminated as provided in this Agreement; provided that the 1996 Restricted Stock Award described in Section 4.3 shall be granted effective August 28, 1996 and the 1998 Restricted Stock Award described in Section 4.4 shall be granted effective January 28, 1998.

    3. Duties.

    (a) Executive will be Chairman, President and Chief Executive Officer of Columbia Bank and CBSI. In such capacities, and subject to the authority of the Board of Directors of Columbia Bank and CBSI, as appropriate, Executive will render the executive management and perform the tasks in connection with the affairs of Columbia Bank and CBSI that are normal and customary to the positions that he will hold.

    (b) Executive will perform such other duties as may be appropriate to his position and as may be prescribed from time to time by the Board, or that are provided in the Bylaws, of Columbia Bank or CBSI. He will be the person to whom all other officers of Columbia Bank and CBSI report.

    (c) Executive will devote his best efforts and all necessary time, attention, and effort to the business and affairs of Employer and its affiliates, as such business and affairs now exist or hereafter may be changed or supplemented, in order to properly discharge his responsibilities under this Agreement. He may delegate such of his duties as he sees fit to the other officers of CBSI or its subsidiaries.

    4. Salary, Bonus, and Other Compensation.

       4.1  Salary.

       (a) During the term of this Agreement, Employer will pay Executive an annual base salary of not less than $225,000 per year beginning January 1, 1998.

       (b) CBSI will guarantee payment of any portion of Executive's compensation that may be allocated to a subsidiary of CBSI.

       (c) If this Agreement terminates prior to December 31, 1999, then Employer will pay Executive such greater or lesser amount of the agreed compensation as provided in Section 5.

       4.2 Bonus. Executive will be eligible to participate in the bonus pools, if any, that the Board of Columbia Bank or CBSI may establish for senior executives, either under an executive incentive plan or otherwise.

       4.3   1996 Restricted Stock Award.

       (a) Grant of Restricted Stock Award. In order to reward Executive for his outstanding prior service and to incent Executive to continue as a director following his employment as a senior executive officer, CBSI has granted to the Executive as a Restricted Stock Award a total of Twenty Thousand (20,000) shares of the no par value common stock of CBSI (the "1996 Shares"). The date of grant was August 28, 1996.

       (b) Consideration for Issuance of 1996 Shares. In consideration for the issuance of the 1996 Shares, the Executive agrees to remain as an active executive officer and/or Board member of CBSI and Columbia Bank from August 28, 1996 through the period the 1996 Shares are subject to the escrow, as provided herein. Should the Executive fail, without the express approval of the Board of Directors or the Personnel and Compensation Committee of the Board of Directors (the "Committee"), to remain in such capacity, the 1996 Shares will be redelivered by the Escrow Agent to CBSI and will be canceled. CBSI will have no other remedy for such a breach.

       (c) Escrow. The certificate(s) evidencing the 1996 Shares shall be deposited in escrow immediately upon issuance by CBSI. Columbia Bank shall act as Escrow Agent and, as such, shall hold the 1996 Shares subject to delivery to the Executive or redelivery to CBSI in its corporate capacity, all in accordance with the terms of this Agreement. The Executive hereby grants an irrevocable power of attorney to the Escrow Agent to transfer and deliver the 1996 Shares and the stock certificate(s) evidencing the same in accordance with the terms and provisions of this Agreement and the directions of the Board of Directors or the Committee.

       (d) Escrow Stock Not Transferable. No transfer, pledge or other disposition of the 1996 Shares may be made by the Executive so long as they are held under and remain subject to the escrow.

       (e) Term of Escrow. The 1996 Shares shall be subject to escrow until August 28, 2001 unless sooner terminated in accordance with the terms of this Employment Agreement.

       (f) Dividends and Voting Rights. During the period while the 1996 Shares are held in escrow, all dividends payable with respect the such 1996 Shares shall be paid by the Escrow Agent directly to the Executive and the Executive shall be entitled to exercise all voting rights with respect to such 1996 Shares, all in the same manner and to the full extent as though such 1996 Shares were held by the Executive free of the escrow.

       (g) Release of Stock From Escrow. 1996 Shares held in escrow pursuant to this Agreement shall be released from such escrow by the delivery of the stock certificate(s) evidencing such 1996 Shares to the Executive (or, in the case of death or disability of the Executive, to the Executive's estate or legal guardian) at the earlier of:

            (i)     August 28, 2001;

            (ii)    The death or disability (as defined below) of the Executive;

            (iii) The determination by the Board of Directors or the Committee to authorize the release of such 1996 Shares to the Executive upon the occurrence of any event that the Board or Committee determines to warrant such release; or

            (iv)    The occurrence of a change in control, as defined in
Section 7.2 of this Agreement.

       (h) Termination of Service/Forfeiture of 1996 Shares. In the event of the termination of service as an active executive officer and/or Board member of CBSI or Columbia Bank during the period that the 1996 Shares are held in escrow (and the 1996 Shares are not then released pursuant to the provisions of Section 4.3(g) above), such 1996 Shares shall be forfeited to CBSI and all rights of the Executive with respect thereto terminated, unless, in the case of termination by act of Employer, the Board of Directors or the Committee, within thirty (30) days following such termination, authorizes the release of such 1996 Shares to Executive. Upon the expiration of such thirty
(30) day period without action by the Board or Committee to release such 1996 Shares to the Executive, the 1996 Shares shall be deemed forfeited and the stock certificate(s) evidencing the same shall be redelivered to CBSI, whereupon they shall be canceled and retired.

       (i)   Reliance by Escrow Agent.       The Escrow Agent shall have no
liability for action in reliance upon any instructions delivered to it and believed in good faith by it to be from the Board or the Committee.

       4.4  1998 Restricted Stock Award.

       (a) Grant of Restricted Stock Award. In order to reward Executive for his service as Chairman, President and Chief Executive Officer for an extended term and to incent Executive to continue as a director following his employment as a senior executive officer, CBSI hereby grants and issues to and in the name of the Executive as a Restricted Stock Award a total of Twenty Thousand (20,000) shares of the no par value common stock of CBSI (the "1998 Shares"). The date of grant is January 28, 1998.

       (b) Consideration for Issuance of 1998 Shares. In consideration for the issuance of the 1998 Shares, the Executive agrees to remain as an active executive officer and/or Board member of CBSI and Columbia Bank from January 28, 1998 through the period the 1998 Shares are subject to the escrow, as provided herein. Should the Executive fail, without the express approval of the Committee, to remain in such capacity, the 1998 Shares will be redelivered by the Escrow Agent to CBSI and will be canceled. CBSI will have no other remedy for such a breach.

       (c) Escrow. The certificate(s) evidencing the 1998 Shares shall be deposited in escrow immediately upon issuance by CBSI. Columbia Bank shall act as Escrow Agent and, as such, shall hold the 1998 Shares subject to delivery to the Executive or redelivery to CBSI in its corporate capacity, all in accordance with the terms of this Agreement. The Executive hereby grants an irrevocable power of attorney to the Escrow Agent to transfer and deliver the 1998 Shares and the stock certificate(s) evidencing the same in accordance with the terms and provisions of this Agreement and the directions of the Board of Directors or the Committee.

       (d) Escrow Stock Not Transferable. No transfer, pledge or other disposition of the 1998 Shares may be made by the Executive so long as they are held under and remain subject to the escrow.

       (e) Term of Escrow. The 1998 Shares shall be subject to escrow until April 1, 2002 or such earlier date in that year upon which the annual meeting of shareholders shall be held unless sooner terminated in accordance with the terms of this Employment Agreement.

       (f) Dividends and Voting Rights. During the period while the 1998 Shares are held in escrow, all dividends payable with respect the such 1998 Shares shall be paid by the Escrow Agent directly to the Executive and the Executive shall be entitled to exercise all voting rights with respect to such 1998 Shares, all in the same manner and to the full extent as though such 1998 Shares were held by the Executive free of the escrow.

       (g) Release of Stock From Escrow. 1998 Shares held in escrow pursuant to this Agreement shall be released from such escrow by the delivery of the stock certificate(s) evidencing such 1998 Shares to the Executive (or, in the case of death or disability of the Executive, to the Executive's estate or legal guardian) at the earlier of:

            (i) April 1, 2002 or such earlier date in that year upon which the annual meeting of shareholders shall be held;

            (ii) The mandatory retirement of Executive from service as a director, as provided in Section 2.3 of CBSI's Bylaws and Section 2.1 of Columbia Bank's Bylaws;

            (iii) The death or disability (as defined below) of the Executive;

            (iv) The determination by the Board of Directors or the Committee to authorize the release of such 1998 Shares to the Executive upon the occurrence of any event that the Board or Committee determines to warrant such release; or

            (v)    The occurrence of a change in control, as defined in
Section 7.2 of this Agreement.

       (h) Termination of Service/Forfeiture of 1998 Shares. In the event of the termination of service as an active executive officer and/or Board member of CBSI or Columbia Bank during the period that the 1998 Shares are held in escrow (and the 1998 Shares are not then released pursuant to the provisions of Section 4.4(g) above), such 1998 Shares shall be forfeited to CBSI and all rights of the Executive with respect thereto terminated, unless, in the case of termination by act of Employer, the Board of Directors or the Committee, within thirty (30) days following such termination, authorizes the release of such 1998 Shares to Executive. Upon the expiration of such thirty
(30) day period without action by the Board or Committee to release such 1998 Shares to the Executive, the 1998 Shares shall be deemed forfeited and the stock certificate(s) evidencing the same shall be redelivered to CBSI, whereupon they shall be canceled and retired.

       (i) Reliance by Escrow Agent. The Escrow Agent shall have no liability for action in reliance upon any instructions delivered to it and believed in good faith by it to be from the Board or the Committee.

       4.5 Benefits. In addition to the base salary and bonus payable or potentially payable to Executive pursuant to this Section 4, Executive will be entitled to receive benefits similar to those offered to other senior executives of Employer.

    5. Termination of Agreement.

       5.1  Early Termination.

       (a) This Agreement may be terminated at any time by the Board of Employer or by Executive, and it shall terminate upon Executive's death or disability. Any termination by the Board of Employer other than termination for cause (as defined below) shall not prejudice Executive's right to compensation or other benefits under this Agreement. Except as provided in
Section 7, if Executive voluntarily terminates his employment before December 31, 1999 he will be entitled to such payments as he would have the right to receive upon termination for cause under subsection 5.1 (b).

       (b) Except as provided in Section 7, if Employer terminates this Agreement without cause, Employer shall pay Executive upon the effective date of such termination all salary earned and all reimbursable expenses hereunder incurred through such termination date and, in addition, liquidated damages in an amount equal to the greater of two years' salary or salary for the then-remaining term of the Agreement (without regard to the term) payable hereunder; in such event, all forfeiture provisions regarding the Restricted Stock Award shall lapse. If Employer terminates this Agreement for cause, Employer shall pay Executive upon the effective date of such termination only such salary earned and expenses reimbursable hereunder incurred through such termination date. Executive shall have no right to receive compensation or other benefits for any period after termination for cause.

       (c) For purposes of this Agreement, the term "cause" shall mean willful misfeasance or gross negligence in the performance of his duties, conduct demonstrably and significantly harmful to Employer (including willful violation of any final cease and desist order applicable to Employer or a financial institution subsidiary), or conviction of a felony. For purposes of this Agreement, "disability" shall mean a medically reimbursable physical or mental impairment that may be expected to result in death, or to be of long, continued duration, and that renders Executive incapable of performing the duties required under this Agreement. The Board or the Committee, acting in good faith, shall make the final determination of whether Executive is suffering under any disability as herein defined and, for purposes of making such determination, may require Executive to submit himself to a physical examination by a physician mutually agreed upon by Executive and the Board or the Committee at Employer's expense.

       (d) In the event of termination of this Agreement by reason of Executive's death or disability, all forfeiture provisions regarding the Restricted Stock Award shall lapse.

       5.2 Obligations. Except as otherwise provided in Section 7 or in a particular option grant, Executive's rights, if any, to vested but unexercised stock options will continue for a period of one year after early termination, other than termination for cause. In the case of termination for cause, Executive's unvested stock options, if any, shall terminate immediately.

    6. Restrictive Covenant.

       6.1     Noncompetition.

       (a) Executive agrees that except as otherwise set forth in this Agreement, he will not, during the term of this Agreement and for a period of two years after the later of (i) expiration of the term of this Agreement, or
(ii) completion of service as an active executive officer and/or Board member of CBSI or Columbia Bank pursuant to Section 4.3(b) of this Agreement, directly or indirectly, become interested in, as principal shareholder, director, or officer, any financial institution (other than an institution controlled by, controlling, or under common control with Employer and its affiliates) that competes within the State of Washington with Employer or any of its affiliates, with respect to activities of the type performed by such companies within such service area immediately prior to Executive's termination.

       (b) The restrictions concerning competition after termination as contained in this Section 6.1 shall apply only in the event the Executive voluntarily terminates his employment with Employer without good reason.
For purposes of this Agreement, termination for "good reason" shall mean termination by Executive as a result of any material breach of this Agreement by Employer, or any diminution of duties of Executive by the Board of either Columbia Bank or CBSI. The provisions restricting competition by Executive may be waived by the Employer.

       6.2 Noninterference. During the noncompetition period described in Section 6.1, Executive shall not solicit or attempt to solicit any other employee of Employer or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between Employer and any other employee of Employer or its affiliates.

       6.3 Interpretation. If a court or any other administrative body with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenants set forth above is unreasonably broad, the parties authorize such court or administrative body to narrow the covenants so as to make it reasonable, given all relevant circumstances, and to enforce such revised covenants. The covenants in this paragraph shall survive termination of this Agreement.

    7. Change of Control.

       7.1 Benefits. The parties recognize that a "change of control" of Employer (as defined in Section 7.2) could be detrimental to Executive's continued employment. Accordingly, in order to give further assurances to the Executive to enter into this Agreement, if:

       (a)     There is a change of control of CBSI; and either

       (b) Within 730 days of such change in control, Executive terminates his employment with Employer; or

       (c) At any time from and after sixty days prior to the public announcement by Employer of a transaction that will result in the change of control, Employer (or its successor) terminates Executive's employment without cause, then Executive, as of the date of termination of his employment, subject to the remaining provisions of this Section 7.1, shall be paid or provided with: (i) continued payment of his base salary and all benefits provided for in this Agreement for a period of two years following termination; and (ii) vesting of all stock options and lapse of all restrictions with respect to the Restricted Stock Award shall occur. The provisions of this Section 7.1 shall survive expiration of the term of the Agreement.

       7.2 Definition. For purposes of this Agreement, the term "change of control" shall mean the occurrence of one or more of the following events:

       (a) One person or entity acquiring or otherwise becoming the owner of twenty-five percent or more of CBSI's outstanding common stock;

       (b) Replacement of a majority of the incumbent directors of CBSI or Columbia Bank by directors whose elections have not been supported by a majority of the Board of either company, as appropriate; or

       (c) Dissolution, or sale of fifty percent or more in value of the assets, of either CBSI or Columbia Bank.

       7.3 Reimbursement. In the event the provisions of this Agreement result in imposition of a tax on Executive under the provisions of Internal Revenue Code # 4999, Employer agrees to reimburse Executive for the same, exclusive of any tax imposed by reason of receipt of reimbursement under this Agreement.

    8. Deferred Compensation Arrangement. Executive will be entitled to defer the entire salary and bonus, if any, provided in Sections 4.1 and 4.2 of this Agreement, for the years 1997, 1998 and 1999, which amounts shall accrue interest at the rate paid on 2-year Treasury bills at January 1 of each year, until paid, plus 2% compounded annually, all in accordance with a nonqualified deferred compensation agreement to be entered into between the parties.

    9. Miscellaneous.

       9.1 This Agreement contains the entire agreement between the parties with respect to Executive's employment with Employer and his covenant not to compete with Employer and its affiliates, and is subject to modification or amendment only upon amendment in writing signed by both parties.

       9.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties, except that Employer's rights and obligations may not be assigned. The provisions of Section 6.1 of this Agreement are intended to confer upon CBSI and its subsidiaries and affiliates the benefits of Executive's covenant not to compete.

       9.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

       9.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement not involving injunctive relief, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1. The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

       9.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:

		Employer:				1102 Broadway
							Tacoma, WA  98402

		Executive:				100 Shore Acres Road S.W.
							Tacoma, WA  98498


COLUMBIA STATE BANK


By:   /s/ Richard S. Devine
	Richard S. DeVine, Chairman,
	Personnel & Compensation Committee



COLUMBIA BANKING SYSTEM, INC.



By:   /s/ Richard S. Devine                      /s/ W.W. Philip
        Richard S. DeVine, Chairman,               W.W. Philip
        Personnel & Compensation Committee         Executive
	Compensation Committee

                                     Exhibit 10(b)

                                AMENDED EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into by and between Columbia State Bank, a Washington banking corporation ("Columbia Bank") together with Columbia Banking System, Inc., a Washington corporation ("CBSI") (collectively, the "Employer"), and J. JAMES GALLAGHER (the "Executive").
This amended Agreement shall become effective as of July 1, 1999.

                                        RECITALS

Executive has served as outside legal counsel to Employer and has substantial knowledge of Employer's affairs and of the business of financial institutions in general. Employer has incurred substantial growth and is looking to continue expansion of its operations, with the assistance of Executive. Executive and Employer have entered into an Employment Agreement effective as of July 1, 1998, and desire to amend and restate that Agreement to read as provided herein.

In consideration of the mutual promises made in this Agreement, the parties agree as follows:

                                        AGREEMENT

   1.    Employment.
Employer employs Executive and Executive accepts employment with Employer on the terms and conditions set forth in this Agreement.

   2.    Term.
The term of this Agreement will commence as of July 1, 1998 and will continue until June 30, 2003, unless extended or sooner terminated as provided in this Agreement.

   3.    Duties.

      (a) Executive will be Vice-Chairman of Columbia Bank and CBSI. In such capacities, and subject to the authority of the Chairman and the Board of Directors of Columbia Bank and CBSI, as appropriate, Executive will be responsible for strategic planning, merger and acquisition activity, legal and regulatory compliance and will in addition render the executive management and perform the tasks in connection with the affairs of Columbia Bank and CBSI that are normal and customary to the positions that he will hold.

      (b) Executive will perform such other duties as may be appropriate to his position and as may be prescribed from time to time by the Chairman or the Board, or that are provided in the Bylaws, of Columbia Bank or CBSI. He will also report to the Chairman.

      (c) Executive will devote his best efforts and all necessary time, attention, and effort to the business and affairs of Employer and its affiliates, as such business and affairs now exist or hereafter may be changed or supplemented, in order to properly discharge his responsibilities under this Agreement. He may delegate such of his duties as he sees fit to the other officers of CBSI or its subsidiaries.

   4.    Salary, Bonus, and Other Compensation.

       4.1     Salary.

       (a) during the term of this Agreement, Employer will pay Executive an annual (calendar year) base salary of not less than $175,000 per year (payable at the rate of $14,583.33 per month) beginning July 1, 1998.

       (b) Columbia Bank will guarantee payment of any portion of Executive's compensation that may be allocated to a subsidiary of CBSI.

       (c) If this Agreement terminates prior to June 30, 2003, then Employer will pay Executive such greater or lesser amount of the agreed compensation as provided in Section 5.

       4.2 Bonus. Executive will be eligible to participate in the bonus pools, if any, that the Board of Columbia Bank or CBSI may establish for senior executives, either under an executive incentive plan or otherwise.

       4.3 1998 Restricted Stock Award. In order to further incent Executive in his employment as a senior executive officer, CBSI hereby grants and issues to and in the name of the Executive as a Restricted Stock Award a total of fifteen thousand (15,000) shares of the no par value common stock of CBSI (the " 1998 Shares"). The date of grant is July 1, 1998. The terms and conditions of the Restricted Stock Award are as set forth in the Restricted Stock Award Agreement with Executive effective as of July 1, 1998.

       4.4 Benefits. In addition to the base salary and bonus payable or potentially payable to Executive pursuant to this Section 4, Executive will be entitled to receive benefits similar to those offered to other senior executives of Employer.

   5.   Termination of Agreement.

       5.1     Early Termination.

	(a)	This Agreement may be terminated at any time by the Board of
Employer or by Executive, and it shall terminate upon Executive's death or disability. Any termination by the Board of Employer other than termination for cause (as defined below) shall not prejudice Executive's right to compensation or other benefits under this Agreement. Except as provided in
Section 7, if Executive voluntarily terminates his employment before June 30,

2003 he will be entitled to such payments as he would have the right to receive upon termination for cause under subsection 5.1 (b).

	(b)	Except as provided in Section 7, if Employer terminates this
Agreement without cause, Employer shall pay Executive upon the effective date of such termination all salary earned, benefits accrued and all reimbursable expenses hereunder incurred through such termination date and, in addition, liquidated damages in an amount equal to the greater of (i) two years' salary, or (ii) salary for the then-remaining term of the Agreement payable hereunder; in such event, all forfeiture provisions regarding the Restricted Stock Award shall lapse. If Employer terminates this Agreement for cause, Employer shall pay Executive upon the effective date of such termination only such salary earned, benefits accrued and expenses reimbursable hereunder incurred through such termination date. Executive shall have no right to receive compensation or other benefits for any period after termination for cause.

        (c) For purposes of this Agreement, the term "cause" shall mean (i) willful misfeasance or gross negligence in the performance of his duties; (ii) conduct demonstrably and significantly harmful to Employer (including willful violation of any final cease and desist order applicable to Employer or a financial institution subsidiary); or (iii) conviction of a felony. For purposes of this Agreement, "disability" shall mean a medically reimbursable physical or mental impairment that may be expected to result in death, or to be of long, continued duration, and that renders Executive incapable of performing the duties required under this Agreement. The Board or the Committee, acting in good faith, shall make the final determination of whether Executive is suffering under any disability as herein defined and, for purposes of making such determination, may require Executive to submit himself to a physical examination by a physician mutually agreed upon by Executive and the Board or the Committee at Employer's expense.

	(d)	In the event of termination of this Agreement by reason of
Executive's death or disability, all forfeiture provisions regarding the Restricted Stock Award shall lapse.

	5.2	Obligations.  Except as otherwise provided in Section 7 or
in a particular option grant, Executive's rights, if any, to vested but unexercised stock options will continue for a period of one year after early termination, other than termination for cause. In the case of termination for cause, Executive's unvested stock options, if any, shall terminate immediately.

   6.   Restrictive Covenant.

        6.1    Noncompetition.

        (a) Executive agrees that except as otherwise set forth in this Agreement, he will not, during the term of this Agreement and for a period of two years after the later of (i) expiration of the term of this Agreement, or (ii) completion of service as an active executive officer and/or Board member of CBSI or Columbia Bank, directly or indirectly, become interested in, as principal shareholder, director, or officer, any financial institution (other than an institution controlled by, controlling, or under common control with Employer and its affiliates) that competes within the State of Washington with Employer or any of its affiliates, with respect to activities of the type performed by such companies within such service area immediately prior to Executive's termination.

        (b)	The restrictions concerning competition after termination as contained in this Section 6.1 shall apply only in the event that Executive voluntarily terminates his employment with Employer without good reason. For purposes of this Agreement, termination for "good reason" shall mean termination by Executive as a result of any material breach of this Agreement by Employer, or any diminution of duties of Executive by the Board of either Columbia Bank or CBSI. The provisions restricting competition by Executive may be waived by the Employer.

        6.2	Noninterference.  During the noncompetition period described in Section 6.1, Executive shall not solicit or attempt to solicit any other employee of Employer or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between Employer and any other employee of Employer or its affiliates.

        6.3	Interpretation.  If a court or any other administrative body with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenants set forth above is unreasonably broad, the parties authorize such court or administrative body to narrow the covenants so as to make it reasonable, given all relevant circumstances, and to enforce such revised covenants. The covenants in this paragraph shall survive termination of this Agreement.

   7.   Change of Control.

        7.1	Benefits.  The parties recognize that a "change of control"
of Employer (as defined in Section 7.2) could be detrimental to Executive's continued employment. Accordingly, in order to give further assurances to the Executive to enter into this Agreement, if:

        (a)	There is a change of control of CBSI; and either

        (b)	Within 730 days of such change in control, Executive
terminates his employment with Employer; or

        (c)	At any time from and after sixty days prior to the public
announcement by Employer of a transaction that will result in the change of control, Employer (or its successor) terminates Executive's employment without cause, then Executive, as of the date of termination of his employment, subject to the remaining provisions of this Section 7.1, shall be paid or provided with: (i) continued payment of his base salary and all benefits provided for in this Agreement until two years following termination or June 30, 2003, whichever is longer; and (ii) vesting of all stock options and lapse of all restrictions with respect to the Restricted Stock Award shall occur. The provisions of this Section 7.1 shall survive expiration of the term of the Agreement.

        7.2 Definitions. For purposes of this Agreement, the term "change of control" shall mean the occurrence of one or more of the following events:

	(a)	One person or entity acquiring or otherwise becoming the
owner of twenty-five percent or more of CBSI's outstanding common stock;

	(b)	Replacement of a majority of the incumbent directors of CBSI or Columbia Bank by directors whose elections have not been supported by a majority of the Board of either company, as appropriate; or

	(c)	Dissolution, or sale of fifty percent or more in value of
the assets, of either CBSI or Columbia Bank.

	7.3	Reimbursement.  In the event that performance in accordance
with the provisions of this Agreement results in imposition of a tax on Executive under the provisions of Internal Revenue Code # 4999, Employer agrees to reimburse Executive for the same, exclusive of any tax imposed by reason of receipt of reimbursement under this Agreement.

    8.   Miscellaneous.

        8.1	This Agreement contains the entire agreement between the
parties with respect to Executive's employment with Employer and his covenant not to compete with Employer and its affiliates, and is subject to modification or amendment only upon amendment in writing signed by both parties.

        8.2	This Agreement shall bind and inure to the benefit of the
heirs, legal representatives, successors, and assigns of the parties, except that Employer's rights and obligations may not be assigned. The provisions of Section 6.1 of this Agreement are intended to confer upon CBSI and its subsidiaries and affiliates the benefits of Executive's covenant not to compete.

        8.3	If any provision of this Agreement is invalid or otherwise
unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

        8.4	This Agreement is made with reference to and is intended to
be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement not involving injunctive relief, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1. The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

        8.5	Any notice required to be given under this Agreement to
either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:


Employer:   1102 Broadway             Executive:  23 Lagoon Lane North
            Tacoma, WA  98402                     Lakewood, WA 98498


            COLUMBIA STATE BANK

	By:	/s/ W.W. Philip
		W.W. Philip
		Its: Chairman, President and Chief Executive 			Officer

	COLUMBIA BANKING SYSTEM, INC.

	By:	/s/ W.W. Philip
		W.W. Philip
		Its: Chairman, President and Chief Executive 			Officer

		/s/ J. James Gallagher
                J. James Gallagher

                                Exhibit 10(c)

                                EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into by and between Columbia State Bank, a Washington banking corporation ("Columbia Bank") together with Columbia Banking System, Inc., a Washington corporation ("CBSI") (collectively, the "Employer"), and MELANIE J. DRESSEL (the "Executive").
This Agreement shall become effective as of July 1,1999.

                                RECITALS

   A. Executive is currently serving as Executive Vice President of CBSI and President and Chief Operating Officer of Columbia Bank.

   B. Employer considers the continuance of sound and vital management as essential to protecting and enhancing Employer's best interests.

   C. Employer desires to assure itself of retaining the exclusive services of Executive and to continue the Employment of Executive under the terms of this Agreement, and to reward Executive for her valuable, dedicated service to Employer should her employment be terminated under the circumstances described in this Agreement.

In consideration of the mutual promises made in this Agreement, the parties agree as follows:

                                AGREEMENT

   1.  Employment.
Employer employs Executive and Executive accepts employment with Employer on the terms and conditions set forth in this Agreement.

   2.  Term.
The term of this Agreement will commence as of July 1, 1999 and will continue until June 30, 2004, unless extended or sooner terminated as provided in this Agreement.

   3.  Duties.

      (a) Executive will continue to serve as Executive Vice President of CBSI and President and Chief Operating Officer of Columbia Bank. In such capacities, and subject to the authority of the Chairman and the Board of Directors of Columbia Bank and CBSI (separately or collectively, the "Board" as applicable), as appropriate, Executive will render the executive management services and perform such tasks in connection with the affairs of Columbia Bank and CBSI that are normal and customary to the positions that she holds.

      (b) Executive will perform such other duties as may be appropriate to her position and as may be prescribed from time to time by the Chairman or the Board, or that are provided in the Bylaws, of Columbia Bank or CBSI.

      (c) Executive will devote her best efforts and all necessary time, attention, and effort to the business and affairs of Employer and its affiliates, as such business and affairs now exist or hereafter may be changed or supplemented, in order to properly discharge her responsibilities under this Agreement. She may delegate such of her duties as she sees fit to the other officers of CBSI or its subsidiaries.

   4.  Salary, Bonus, and Other Compensation.

      4.1   Salary.

      (a) During the term of this Agreement, Employer will pay Executive an annual (calendar year) base salary of not less than $150,000 per year (payable at the rate of $12,500.00 per month) beginning July 1, 1999 and $175,000 per year (payable at the rate of $14,583.33 per month) beginning January 1, 2000.

      (b) Columbia Bank will guarantee payment of any portion of Executive's compensation that may be allocated to a subsidiary of CBSI.

      (c) If this Agreement terminates prior to June 30, 2004, then Employer will pay Executive such greater or lesser amount of the agreed compensation as provided in Section 5.

      4.2 Bonus. Executive will be eligible to participate in the bonus pools, if any, that the Board of Columbia Bank or CBSI may establish for senior executives, either under an executive incentive plan or otherwise.

      4.3 Benefits. In addition to the base salary and bonus payable or potentially payable to Executive pursuant to this Section 4, Executive will be entitled to receive benefits similar to those offered to other senior executives of Employer.

   5.  Termination of Agreement.

      5.1     Early Termination.

      (a) This Agreement may be terminated at any time by the Board of Employer or by Executive, and it shall terminate upon Executive's death or disability. Any termination by the Board of Employer other than termination for cause (as defined below) shall not prejudice Executive's right to compensation or other benefits under this Agreement. Except as provided in
Section 7, if Executive voluntarily terminates her employment before June 30, 2004 she will be entitled to such payments as she would have the right to receive upon termination for cause under subsection 5.1 (b).

      (b) Except as provided in Section 7, if Employer terminates this Agreement without cause, Employer shall pay Executive upon the effective date of such termination all salary earned, benefits accrued and all reimbursable expenses hereunder incurred through such termination date and, in addition, liquidated damages in an amount equal to the greater of (i) two years' salary, or (ii) salary for the then-remaining term of the Agreement payable hereunder. If Employer terminates this Agreement for cause, Employer shall pay Executive upon the effective date of such termination only such salary earned, benefits accrued and expenses reimbursable hereunder incurred through such termination date. Executive shall have no right to receive compensation or other benefits for any period after termination for cause.

      (c) For purposes of this Agreement, the term "cause" shall mean (i) willful misfeasance or gross negligence in the performance of her duties; (ii) conduct demonstrably and significantly harmful to Employer (including willful violation of any final cease and desist order applicable to Employer or a financial institution subsidiary); or (iii) conviction of a felony. For purposes of this Agreement, "disability" shall mean a medically reimbursable physical or mental impairment that may be expected to result in death, or to be of long, continued duration, and that renders Executive incapable of performing the duties required under this Agreement. The Board or the Compensation Committee of the Board ("Committee"), acting in good faith, shall make the final determination of whether Executive is suffering under any disability as herein defined and, for purposes of making such d etermination, may require Executive to submit himself to a physical examination by a physician mutually agreed upon by Executive and the Board or the Committee at Employer's expense.

      5.2 Obligations. Except as otherwise provided in Section 7 or in a particular option grant, Executive's rights, if any, to vested but unexercised stock options will continue for a period of one year after early termination, other than termination for cause. In the case of termination for cause, Executive's unvested stock options, if any, shall terminate immediately.

   6.      Restrictive Covenant.

      6.1     Noncompetition.

	(a)	Executive agrees that except as otherwise set forth in this
Agreement, she will not, during the term of this Agreement and for a period of two years after the later of (i) expiration of the term of this Agreement, or (ii) completion of service as an active executive officer and/or Board member of CBSI or Columbia Bank, directly or indirectly, become interested in, as principal shareholder, director, or officer, any financial institution (other than an institution controlled by, controlling, or under common control with Employer and its affiliates) that competes within the State of Washington with Employer or any of its affiliates, with respect to activities of the type performed by such companies within such service area immediately prior to Executive's termination.

	(b)	The restrictions concerning competition after termination as contained in this Section 6.1 shall apply only in the event that Executive voluntarily terminates her employment with Employer without good reason. For purposes of this Agreement, termination for "good reason" shall mean termination by Executive as a result of any material breach of this Agreement by Employer, or any diminution of duties of Executive by the Board of either Columbia Bank or CBSI. The provisions restricting competition by Executive may be waived by the Employer.

      6.2 Noninterference. During the noncompetition period described in Section 6.1, Executive shall not solicit or attempt to solicit any other employee of Employer or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between Employer and any other employee of Employer or its affiliates.

      6.3 Interpretation. If a court or any other administrative body with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenants set forth above is unreasonably broad, the parties authorize such court or administrative body to narrow the covenants so as to make it reasonable, given all relevant circumstances, and to enforce such revised covenants. The covenants in this paragraph shall survive termination of this Agreement.

   7.      Change of Control.

      7.1 Benefits. The parties recognize that a "change of control" of Employer (as defined in Section 7.2) could be detrimental to Executive's continued employment. Accordingly, in order to give further assurances to the Executive to enter into this Agreement, if:

	(a)	There is a change of control; and either

	(b)	Within 730 days of such change in control, Executive
terminates her employment with Employer; or

	(c)	At any time from and after sixty days prior to the public
announcement by Employer of a transaction that will result in the change of control, Employer (or its successor) terminates Executive's employment without cause, then Executive, as of the date of termination of her employment, subject to the remaining provisions of this Section 7.1, shall be paid or provided with: (i) continued payment of her base salary and all benefits provided for in this Agreement until two years following termination or June 30, 2004, whichever is longer; and (ii) vesting of all stock options and lapse of all restrictions with respect to any restricted stock awards shall occur. The provisions of this Section 7.1 shall survive expiration of the term of the Agreement.

      7.2 Definitions. For purposes of this Agreement, the term "change of control" shall mean the occurrence of one or more of the following events:

	(a)	One person or entity acquiring or otherwise becoming the
owner of twenty-five percent or more of CBSI's outstanding common stock;

	(b)	Replacement of a majority of the incumbent directors of CBSI or Columbia Bank by directors whose elections have not been supported by a majority of the Board of either company, as appropriate; or

	(c)	Dissolution, or sale of fifty percent or more in value of the assets, of either CBSI or Columbia Bank.

      7.3 Reimbursement. In the event that performance in accordance with the provisions of this Agreement results in imposition of a tax on Executive under the provisions of Internal Revenue Code # 4999, Employer agrees to reimburse Executive for the same, exclusive of any tax imposed by reason of receipt of reimbursement under this Agreement.

   8.    Miscellaneous.

      8.1 This Agreement contains the entire agreement between the parties with respect to Executive's employment with Employer and her covenant not to compete with Employer and its affiliates, and is subject to modification or amendment only upon amendment in writing signed by both parties.

      8.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties, except that Employer's rights and obligations may not be assigned. The provisions of
Section 6.1 of this Agreement are intended to confer upon CBSI and its subsidiaries and affiliates the benefits of Executive's covenant not to compete.

      8.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

      8.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement not involving injunctive relief, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1. The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

      8.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:


	Employer:	1102 Broadway
                        Tacoma, WA  98402

        Executive:      Melanie J. Dressel


IN WITNESS WHEREOF, the parties have executed this Agreement effective on July 1, 1999.


	COLUMBIA STATE BANK


         By: /s/ W.W. Philip
        Its:   Chairman and CEO

	COLUMBIA BANKING SYSTEM, INC.

        By: /s/ W.W. Philip
       Its: Chairman and CEO

	EXECUTIVE
        /s/ Melanie J. Dressel

                                Exhibit 10(d)

                                SEVERANCE AGREEMENT

THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into effective this 23 day of June, 1999, by and among COLUMBIA BANKING SYSTEM, INC., a Washington corporation ("CBSI"), COLUMBIA STATE BANK, a Washington banking corporation (the "Bank") and HARALD R. RUSSELL ("Executive").

                                RECITALS

   1. CBSI and the Bank (collectively referred to as the "Company") currently receive the exclusive services of Executive as its employee, and both the Company and Executive desire that this employment relationship continue.

   2. The Company desires to provide a severance benefit to Executive (i) to encourage Executive to continue his employment relationship with the Company; (ii) to continue obtaining his services in the event of a potential Change in Control (as defined below) of the Company that may be detrimental to the Executive; and (iii) to allow the Company to maximize the benefits obtainable by its shareholders from any Change in Control.

   In consideration of the mutual promises, covenants, agreements and undertakings contained in this Agreement, the parties hereby contract and agree as follows:

                                AGREEMENT


   1. Term. The term of this Agreement ("Term") shall commence as of the date first above written and shall end on the earlier of the termination of Executive's employment in a manner that does not constitute a Termination Event or on the fifth anniversary of the date first above written, unless extended in writing by the parties.

   2.  Severance Benefit.

      2.1. Determination of Benefit. In the case of a Termination Event, as defined in Section 4, (i) the Company shall pay to Executive all salary and benefits earned through the effective date of Executive's termination and a severance benefit ("Severance Benefit") in an amount equal to three times the amount of Executive's then-current annual base salary, and (ii) vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. Payment of the Severance Benefit shall begin, and vesting and lapse of restrictions described in the preceding sentence shall occur, (i) in the case of a Termination Event described in paragraph 4.1, upon the effective date of termination, and (ii) in the case of a Termination Event described in paragraph 4.2, upon the effective date of the Change of Control which is then pending (or announced within sixty days) of the date when the Executive's employment terminated. The Severance Benefit shall be paid over a three year period in equal regular periodic payments without interest on the same dates that other salaried employees of the Company are paid.

      2.2. Reimbursement of Excise Tax. In the event that performance in accordance with the provisions of this Agreement results in imposition of a tax on Executive under the provisions of Internal Revenue Code # 4999, Employer agrees to reimburse Executive for the same, exclusive of any tax imposed by reason of receipt of reimbursement under this Agreement.

   3. Other Compensation and Terms of Employment. Except with respect to the Severance Payment, this Agreement shall have no effect on the determination of any compensation payable by the Company to the Executive, or upon any of the other terms of Executive's employment with the Company.

   4. Termination Events. A Termination Event shall be deemed to occur upon, and only upon, one or more of the following:

      4.1 Termination of Executive's employment by the Company without Cause (as defined below) or by Executive for Good Reason (as defined below) within 730 days following the effective date of a Change of Control; or

      4.2 Termination of Executive's employment by the Company without Cause prior to a Change of Control if such termination occurs at any time from and after sixty days prior to the public announcement by the Company or any other party of a transaction which will result in a Change of Control; provided that the effective date of the Change of Control occurs within eighteen (18) months of Executive's termination.

   5.  Restrictive Covenant.

      5.1 Noncompetition. Executive agrees that he will not, during his employment with the Company and for a period of two years after commencement of the payment to him of the Severance Benefit, directly or indirectly become interested in, as a principal shareholder, director, or officer, any financial institution, now existing or organized hereafter, that competes or will compete with the Company, including any successor, or any of the Company's affiliates within any county in which the Company does business; provided that Executive's covenant not to compete shall terminate in the event
Executive waives the right to payment of any balance of the Severance Benefit then payable; and provided further, that Executive shall not be deemed a " principal shareholder" unless (i) his investment in such an institution exceeds 2% of the institution's outstanding voting securities or
(ii) Executive is active in the organization, management or affairs of such institution. The provisions restricting competition by Executive may be waived by action of the Board. Executive recognizes and agrees that any breach of this covenant by Executive will cause immediate and irreparable injury to the Company, and Executive hereby authorizes recourse by the Company to injunction and/or specific performance, as well as to other legal or equitable remedies to which the Company may be entitled.

      5.2   Noninterference.  During the noncompetition period described in
Section 5.1, Executive shall not solicit or attempt to solicit any other employee of the Company or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between the Company and any other employee of the Company.

      5.3   Interpretation.   If a court or any other administrative body
with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenant set forth in Section 5.1 above is unreasonably broad, the parties hereby authorize and direct said court or administrative body to narrow same so as to make it reasonable, given all relevant circumstances, and to enforce same. The covenants in this paragraph shall survive termination of this Agreement.

   6.  Definitions.

      6.1. Cause. "Cause" shall mean only (i) willful misfeasance or gross negligence in the performance of Executive's duties, (ii) conduct demonstrably and significantly harmful to the Company (which would include willful violation of any final cease and desist order applicable to the Company), or (iii) conviction of a felony.

      6.2. Change of Control. "Change of Control" shall mean the occurrence of one or more of the following events:

      6.2.1. One person or entity acquiring or otherwise becoming the owner of twenty-five percent (25%) or more of CBSI's outstanding common stock;

      6.2.2. Replacement of incumbent directors or election of newly-elected directors constituting a majority of the Board of CBSI where such replacement or election has not been supported by the Board; or

      6.2.3. Dissolution, or sale of fifty percent (50%) or more in value of the assets, of either CBSI or the Bank.

      6.3 Good Reason. "Good Reason" shall mean (i) any reduction of Executive's salary or any reduction or elimination of any other compensation or benefit plan, which reduction or elimination is not of general application to substantially all employees of the Company or such employees of any successor entity or of any entity in control of the Company, (ii) any changes in Executive's authority or duties substantially inconsistent with Executive's position, or (iii) any transfer to a location more than thirty miles from Executive's then office location.

   7.   Miscellaneous.

      7.1 This Agreement contains the entire agreement between the parties with respect to the subject matter, and is subject to modification or amendment only upon amendment in writing signed by both parties.

      7.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties.

      7.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

      7.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1 The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

      7.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:

		Company:		Columbia Banking System, Inc.
                                        1102 Broadway Plaza
                                        Tacoma, WA  98401
                                        Attn:  Corporate Secretary

                Executive:              Harald R. Russell
                                        ________________________

IN WITNESS WHEREOF, the parties have executed this Agreement effective on the date first above written.

COLUMBIA BANKING SYSTEM, INC.

By:   /s/ W.W. Philip
Its:  Chairman and CEO

COLUMBIA STATE BANK

By:   /s/ W.W. Philip
Its:  Chairman and CEO

EXECUTIVE
     /s/ Harald R. Russell
     Harald R. Russell

                                Exhibit 10(e)

                                SEVERANCE AGREEMENT

THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into effective this 23 day of June, 1999, by and among COLUMBIA BANKING SYSTEM, INC., a Washington corporation ("CBSI"), COLUMBIA STATE BANK, a Washington banking corporation (the "Bank") and EVANS Q. WHITNEY ("Executive").

                                RECITALS

        1. CBSI and the Bank (collectively referred to as the "Company") currently receive the exclusive services of Executive as its employee, and both the Company and Executive desire that this employment relationship continue.

        2.  The Company desires to provide a severance benefit to Executive
(i) to encourage Executive to continue his employment relationship with the Company; (ii) to continue obtaining his services in the event of a potential Change in Control (as defined below) of the Company that may be detrimental to the Executive; and (iii) to allow the Company to maximize the benefits obtainable by its shareholders from any Change in Control.

In consideration of the mutual promises, covenants, agreements and undertakings contained in this Agreement, the parties hereby contract and agree as follows:

                                AGREEMENT

        1. Term. The term of this Agreement ("Term") shall commence as of the date first above written and shall end on the earlier of the termination of Executive's employment in a manner that does not constitute a Termination Event or on the fifth anniversary of the date first above written, unless extended in writing by the parties.

        2.      Severance Benefit.

          2.1. Determination of Benefit. In the case of a Termination Event, as defined in Section 4, (i) the Company shall pay to Executive all salary and benefits earned through the effective date of Executive's termination and a severance benefit ("Severance Benefit") in an amount equal to three times the amount of Executive's then-current annual base salary, and
(ii) vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. Payment of the Severance Benefit shall begin, and vesting and lapse of restrictions described in the preceding sentence shall occur, (i) in the case of a Termination Event described in paragraph 4.1, upon the effective date of termination, and (ii) in the case of an Termination Event described in paragraph 4.2, upon the effective date of the Change of Control which is then pending (or announced within sixty days) of the date when the Executive's employment terminated. The Severance Benefit shall be paid over a three year period in equal regular periodic payments without interest on the same dates that other salaried employees of the Company are paid.

          2.2. Reimbursement of Excise Tax. In the event that performance in accordance with the provisions of this Agreement results in imposition of a tax on Executive under the provisions of Internal Revenue Code # 4999,

Employer agrees to reimburse Executive for the same, exclusive of any tax imposed by reason of receipt of reimbursement under this Agreement.

        3. Other Compensation and Terms of Employment. Except with respect to the Severance Payment, this Agreement shall have no effect on the determination of any compensation payable by the Company to the Executive, or upon any of the other terms of Executive's employment with the Company.

        4. Termination Events. A Termination Event shall be deemed to occur upon, and only upon, one or more of the following:

          4.1 Termination of Executive's employment by the Company without Cause (as defined below) or by Executive for Good Reason (as defined below) within 730 days following the effective date of a Change of Control; or

          4.2 Termination of Executive's employment by the Company without Cause prior to a Change of Control if such termination occurs at any time from and after sixty days prior to the public announcement by the Company or any other party of a transaction which will result in a Change of Control; provided that the effective date of the Change of Control occurs within eighteen (18) months of Executive's termination.

        5.  Restrictive Covenant.
          5.1 Noncompetition. Executive agrees that he will not, during his employment with the Company and for a period of two years after commencement of the payment to him of the Severance Benefit, directly or indirectly become interested in, as a principal shareholder, director, or officer, any financial institution, now existing or organized hereafter, that competes or will compete with the Company, including any successor, or any of the Company's affiliates within any county in which the Company does business; provided that Executive's covenant not to compete shall terminate in the event Executive waives the right to payment of any balance of the Severance Benefit then payable; and provided further, that Executive shall not be deemed a "principal shareholder" unless (i) his investment in such an institution exceeds 2% of the institution's outstanding voting securities or (ii) Executive is active in the organization, management or affairs of such institution. The provisions restricting competition by Executive may be waived by action of the Board. Executive recognizes and agrees that any breach of this covenant by Executive will cause immediate and irreparable injury to the Company, and Executive hereby authorizes recourse by the Company to injunction and/or specific performance, as well as to other legal or equitable remedies to which the Company may be entitled.

          5.2 Noninterference. During the noncompetition period described in Section 5.1, Executive shall not solicit or attempt to solicit any other employee of the Company or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between the Company and any other employee of the Company.

          5.3   Interpretation.   If a court or any other administrative body
with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenant set forth in Section 5.1 above is unreasonably broad, the parties hereby authorize and direct said court or administrative body to narrow same so as to make it reasonable, given all relevant circumstances, and to enforce same. The covenants in this paragraph shall survive termination of this Agreement.

        6.  Definitions.

          6.1. Cause. "Cause" shall mean only (i) willful misfeasance or gross negligence in the performance of Executive's duties, (ii) conduct demonstrably and significantly harmful to the Company (which would include willful violation of any final cease and desist order applicable to the Company), or (iii) conviction of a felony.

          6.2. Change of Control. "Change of Control" shall mean the occurrence of one or more of the following events:

          6.2.1. One person or entity acquiring or otherwise becoming the owner of twenty-five percent (25%) or more of CBSI's outstanding common stock;

          6.2.2. Replacement of incumbent directors or election of newly-elected directors constituting a majority of the Board of CBSI where such replacement or election has not been supported by the Board; or

          6.2.3. Dissolution, or sale of fifty percent (50%) or more in value of the assets, of either CBSI or the Bank or any of their respective subsidiaries.

          6.3 Good Reason. "Good Reason" shall mean (i) any reduction of Executive's salary or any reduction or elimination of any other compensation or benefit plan, which reduction or elimination is not of general application to substantially all employees of the Company or such employees of any successor entity or of any entity in control of the Company,
(ii) any changes in Executive's authority or duties substantially inconsistent with Executive's position, or (iii) any transfer to a location more than thirty miles from Executive's then office location.

        7.  Miscellaneous.

          7.1 This Agreement contains the entire agreement between the parties with respect to the subject matter, and is subject to modification or amendment only upon amendment in writing signed by both parties.

          7.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties.

          7.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

          7.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1 The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

          7.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:

		Company:		Columbia Banking System, Inc.
                                        1102 Broadway Plaza
                                        Tacoma, WA  98401
                                        Attn:  Corporate Secretary

                Executive:              Evans Q. Whitney
                                        _________________

IN WITNESS WHEREOF, the parties have executed this Agreement effective on the date first above written.

COLUMBIA BANKING SYSTEM, INC.

By:    /s/ W.W. Philip
Its:    Chairman and CEO

COLUMBIA STATE BANK

By:   /s/ W.W. Philip
Its:   Chairman and CEO

EXECUTIVE
/s/ Evans Q. Whitney
  Evans Q. Whitney

                                Exhibit 10(f)

                                SEVERANCE AGREEMENT

THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into effective this 23 day of June, 1999, by and among COLUMBIA BANKING SYSTEM, INC., a Washington corporation ("CBSI"), COLUMBIA STATE BANK, a Washington banking corporation (the "Bank") and GARY R. SCHMINKEY ("Executive").

                                RECITALS

        1. CBSI and the Bank (collectively referred to as the "Company") currently receive the exclusive services of Executive as its employee, and both the Company and Executive desire that this employment relationship continue.

        2.  The Company desires to provide a severance benefit to Executive
(i) to encourage Executive to continue his employment relationship with the Company; (ii) to continue obtaining his services in the event of a potential Change in Control (as defined below) of the Company that may be detrimental to the Executive; and (iii) to allow the Company to maximize the benefits obtainable by its shareholders from any Change in Control.

        In consideration of the mutual promises, covenants, agreements and undertakings contained in this Agreement, the parties hereby contract and agree as follows:

                                AGREEMENT

        1. Term. The term of this Agreement ("Term") shall commence as of the date first above written and shall end on the earlier of the termination of Executive's employment in a manner that does not constitute a Termination Event or on the fifth anniversary of the date first above written, unless extended in writing by the parties.

        2.  Severance Benefit.

          2.1. Determination of Benef it. In the case of a Termination Event, as defined in Section 4, (i) the Company shall pay to Executive all salary and benefits earned through the effective date of Executive's termination and a severance benefit ("Severance Benefit") in an amount equal to two times the amount of Executive's then-current annual base salary, and (ii) vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. Payment of the Severance Benefit shall begin, and vesting and lapse of restrictions described in the preceding sentence shall occur, (i) in the case of a Termination Event described in paragraph 4.1, upon the effective date of termination, and (ii) in the case of an Termination
Event described in paragraph 4.2, upon the effective date of the Change of Control which is then pending (or announced within sixty days) of the date when the Executive's employment terminated. The Severance Benefit shall be paid over a two year period in equal regular periodic payments without interest on the same dates that other salaried employees of the Company are paid.

          2.2. Reimbursement of Excise Tax. In the event that performance in accordance with the provisions of this Agreement results in imposition of a tax on Executive under the provisions of Internal Revenue Code # 4999,

Employer agrees to reimburse Executive for the same, exclusive of any tax imposed by reason of receipt of reimbursement under this Agreement.

        3. Other Compensation and Terms of Employment. Except with respect to the Severance Payment, this Agreement shall have no effect on the determination of any compensation payable by the Company to the Executive, or upon any of the other terms of Executive's employment with the Company.

        4. Termination Events. A Termination Event shall be deemed to occur upon, and only upon, one or more of the following:

          4.1 Termination of Executive's employment by the Company without Cause (as defined below) or by Executive for Good Reason (as defined below) within 730 days following the effective date of a Change of Control; or

          4.2 Termination of Executive's employment by the Company without Cause prior to a Change of Control if such termination occurs at any time from and after sixty days prior to the public announcement by the Company or any other party of a transaction which will result in a Change of Control; provided that the effective date of the Change of Control occurs within eighteen (18) months of Executive's termination.

        5.   Restrictive Covenant.

          5.1 Noncompetition. Executive agrees that he will not, during his employment with the Company and for a period of two years after commencement of the payment to him of the Severance Benefit, directly or indirectly become interested in, as a principal shareholder, director, or officer, any financial institution, now existing or organized hereafter, that competes or will compete with the Company, including any successor, or any of the Company's affiliates within any county in which the Company does business; provided that Executive's covenant not to compete shall terminate in the event Executive waives the right to payment of any balance of the Severance Benefit then payable; and provided further, that Executive shall not be deemed a "principal shareholder" unless (i) his investment in such an institution exceeds 2% of the institution's outstanding voting securities or
(ii) Executive is active in the organization, management or affairs of such institution. The provisions restricting competition by Executive may be waived by action of the Board. Executive recognizes and agrees that any breach of this covenant by Executive will cause immediate and irreparable injury to the Company, and Executive hereby authorizes recourse by the Company to injunction and/or specific performance, as well as to other legal or equitable remedies to which the Company may be entitled.

          5.2 Noninterference. During the noncompetition period described in Section 5.1, Executive shall not solicit or attempt to solicit any other employee of the Company or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between the Company and any other employee of the Company.

          5.3   Interpretation.   If a court or any other administrative
body with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenant set forth in Section 5.1 above is unreasonably broad, the parties hereby authorize and direct said court or administrative body to narrow same so as to make it reasonable, given all relevant circumstances, and to enforce same. The covenants in this paragraph shall survive termination of this Agreement.

        6.    Definitions.

          6.1. Cause. "Cause" shall mean only (i) willful misfeasance or gross negligence in the performance of Executive's duties, (ii) conduct demonstrably and significantly harmful to the Company (which would include willful violation of any final cease and desist order applicable to the Company), or (iii) conviction of a felony.

          6.2. Change of Control. "Change of Control" shall mean the occurrence of one or more of the following events:

          6.2.1. One person or entity acquiring or otherwise becoming the owner of twenty-five percent (25%) or more of CBSI's outstanding common stock;

          6.2.2. Replacement of incumbent directors or election of newly-elected directors constituting a majority of the Board of CBSI where such replacement or election has not been supported by the Board; or

          6.2.3. Dissolution, or sale of fifty percent (50%) or more in value of the assets, of either CBSI or the Bank.

          6.3 Good Reason. "Good Reason" shall mean (i) any reduction of Executive's salary or any reduction or elimination of any other compensation or benefit plan, which reduction or elimination is not of general application to substantially all employees of the Company or such employees of any successor entity or of any entity in control of the Company, (ii) any changes in Executive's authority or duties substantially inconsistent with Executive's position, or (iii) any transfer to a location more than thirty miles from Executive's then office location.

        7.    Miscellaneous.

          7.1 This Agreement contains the entire agreement between the parties with respect to the subject matter, and is subject to modification or amendment only upon amendment in writing signed by both parties.

          7.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties.

          7.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

          7.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1 The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

          7.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:

		Company:		Columbia Banking System, Inc.
                                        1102 Broadway Plaza
                                        Tacoma, WA  98401
                                        Attn: Corporate Secretary

                Executive:              Gary R. Schminkey
                                        ___________________

IN WITNESS WHEREOF, the parties have executed this Agreement effective on the date first above written.

COLUMBIA BANKING SYSTEM, INC.

By:   /s/ W.W. Philip
Its:   Chairman and CEO

COLUMBIA STATE BANK

By:   /s/ W.W. Philip
Its:   Chairman and CEO

EXECUTIVE
      /s/ Gary R. Schminkey
       Gary R. Schminkey

                                Exhibit 10(g)

                                SEVERANCE AGREEMENT

THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into effective this 23 day of June, 1999, by and among COLUMBIA BANKING SYSTEM, INC., a Washington corporation ("CBSI"), COLUMBIA STATE BANK, a Washington banking corporation (the "Bank") and DONALD A. ANDERSEN ("Executive").

                                     RECITALS

        1. CBSI and the Bank (collectively referred to as the "Company") currently receive the exclusive services of Executive as its employee, and both the Company and Executive desire that this employment relationship continue.

        2.   The Company desires to provide a severance benefit to Executive
(i) to encourage Executive to continue his employment relationship with the Company; (ii) to continue obtaining his services in the event of a potential Change in Control (as defined below) of the Company that may be detrimental to the Executive; and (iii) to allow the Company to maximize the benefits obtainable by its shareholders from any Change in Control.

In consideration of the mutual promises, covenants, agreements and undertakings contained in this Agreement, the parties hereby contract and agree as follows:

                                AGREEMENT

        1. Term. The term of this Agreement ("Term") shall commence as of the date first above written and shall end on the earlier of the termination of Executive's employment in a manner that does not constitute a Termination
Event or on the fifth anniversary of the date first above written, unless extended in writing by the parties.

        2. Severance Benefit. In the case of a Termination Event, as defined in Section 4, (i) the Company shall pay to Executive all salary and benefits earned through the effective date of Executive's termination and a severance benefit ("Severance Benefit") in an amount equal to the amount of Executive's then-current annual base salary, and (ii) vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. Payment of the Severance Benefit shall begin, and vesting and lapse of restrictions described in the preceding sentence shall occur, (i) in the case of a Termination Event described in paragraph 4.1, upon the effective date of termination, and (ii) in the case of an Termination Event described in paragraph 4.2, upon the effective date of the Change of Control which is then pending (or announced within sixty days) of the date when the Executive's employment terminated. The Severance Benefit shall be paid over a one year period in equal regular periodic payments without interest on the same dates that other salaried employees of the Company are paid.

        3. Other Compensation and Terms of Employment. Except with respect to the Severance Payment, this Agreement shall have no effect on the determination of any compensation payable by the Company to the Executive, or upon any of the other terms of Executive's employment with the Company.

        4. Termination Events. A Termination Event shall be deemed to occur upon, and only upon, one or more of the following:

          4.1 Termination of Executive's employment by the Company without Cause (as defined below) or by Executive for Good Reason (as defined below) within 730 days following the effective date of a Change of Control; or
          4.2 Termination of Executive's employment by the Company without Cause prior to a Change of Control if such termination occurs at any time from and after sixty days prior to the public announcement by the Company or any other party of a transaction which will result in a Change of Control; provided that the effective date of the Change of Control occurs within eighteen (18) months of Executive's termination.

        5.      Restrictive Covenant.

          5.1 Noncompetition. Executive agrees that he will not, during his employment with the Company and for a period of one year after commencement of the payment to him of the Severance Benefit, directly or indirectly become interested in, as a principal shareholder, director, or officer, any financial institution, now existing or organized hereafter, that competes or will compete with the Company, including any successor, or any of the Company's affiliates within any county in which the Company does business; provided that Executive's covenant not to compete shall terminate in the event Executive waives the right to payment of any balance of the Severance Benefit then payable; and provided further, that Executive shall not be deemed a "principal shareholder" unless (i) his investment in such an institution exceeds 2% of the institution's outstanding voting securities or
(ii) Executive is active in the organization, management or affairs of such institution. The provisions restricting competition by Executive may be waived by action of the Board. Executive recognizes and agrees that any breach of this covenant by Executive will cause immediate and irreparable injury to the Company, and Executive hereby authorizes recourse by the Company to injunction and/or specific performance, as well as to other legal or equitable remedies to which the Company may be entitled.

          5.2 Noninterference. During the noncompetition period described in Section 5.1, Executive shall not solicit or attempt to solicit any other employee of the Company or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between the Company and any other employee of the Company.

          5.3   Interpretation.   If a court or any other administrative body
with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenant set forth in Section 5.1 above is unreasonably broad, the parties hereby authorize and direct said court or administrative body to narrow same so as to make it reasonable, given all relevant circumstances, and to enforce same. The covenants in this paragraph shall survive termination of this Agreement.

        6.   Definitions.

          6.1. Cause. "Cause" shall mean only (i) willful misfeasance or gross negligence in the performance of Executive's duties, (ii) conduct demonstrably and significantly harmful to the Company (which would include willful violation of any final cease and desist order applicable to the Company), or (iii) conviction of a felony.

          6.2. Change of Control. "Change of Control" shall mean the occurrence of one or more of the following events:

          6.2.1. One person or entity acquiring or otherwise becoming the owner of twenty-five percent (25%) or more of CBSI's outstanding common stock;

          6.2.2. Replacement of incumbent directors or election of newly-elected directors constituting a majority of the Board of CBSI where such replacement or election has not been supported by the Board; or

          6.2.3. Dissolution, or sale of fifty percent (50%) or more in value of the assets, of either CBSI or the Bank.

          6.3 Good Reason. "Good Reason" shall mean (i) any reduction of Executive's salary or any reduction or elimination of any other compensation or benefit plan, which reduction or elimination is not of general application to substantially all employees of the Company or such employees of any successor entity or of any entity in control of the Company,
(ii) any changes in Executive's authority or duties substantially inconsistent with Executive's position, or (iii) any transfer to a location more than thirty miles from Executive's then office location.

        7.    Miscellaneous.

          7.1 This Agreement contains the entire agreement between the parties with respect to the subject matter, and is subject to modification or amendment only upon amendment in writing signed by both parties.

          7.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties.

          7.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

          7.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington. Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1 The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

          7.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:

                Company:                Columbia Banking System, Inc.
                                        1102 Broadway Plaza
                                        Tacoma, WA  98401
                                        Attn:  Corporate Secretary

                Executive:              Donald A. Andersen
                                       ________________________

IN WITNESS WHEREOF, the parties have executed this Agreement effective on the date first above written.

COLUMBIA BANKING SYSTEM, INC.

By:   /s/ W.W. Philip
Its:   Chairman and CEO

COLUMBIA STATE BANK

By:   /s/ W.W. Philip
Its:   Chairman and CEO

EXECUTIVE
	/s/ Donald A. Andersen
         Donald A. Andersen

                                Exhibit 10(h)

                                SEVERANCE AGREEMENT

THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into effective this 23 day of June, 1999, by and among COLUMBIA BANKING SYSTEM, INC., a Washington corporation ("CBSI"), COLUMBIA STATE BANK, a Washington banking corporation (the "Bank") and JANET D. HILDEBRAND ("Executive").

                                RECITALS

        1. CBSI and the Bank (collectively referred to as the "Company") currently receive the exclusive services of Executive as its employee, and both the Company and Executive desire that this employment relationship continue.
        2.   The Company desires to provide a severance benefit to Executive
(i) to encourage Executive to continue her employment relationship with the Company; (ii) to continue obtaining her services in the event of a potential Change in Control (as defined below) of the Company that may be detrimental to the Executive; and (iii) to allow the Company to maximize the benefits obtainable by its shareholders from any Change in Control.

In consideration of the mutual promises, covenants, agreements and undertakings contained in this Agreement, the parties hereby contract and agree as follows:

                                AGREEMENT

        1. Term. The term of this Agreement ("Term") shall commence as of the date first above written and shall end on the earlier of the termination of Executive's employment in a manner that does not constitute a Termination Event or on the fifth anniversary of the date first above written, unless extended in writing by the parties.

        2. Severance Benefit. In the case of a Termination Event, as defined in Section 4, (i) the Company shall pay to Executive all salary and benefits earned through the effective date of Executive's termination and a severance benefit ("Severance Benefit") in an amount equal to the amount of Executive's then-current annual base salary, and (ii) vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. Payment of the Severance Benefit shall begin, and vesting and lapse of restrictions described in the preceding sentence shall occur, (i) in the case of a Termination Event described in paragraph 4.1, upon the effective date of termination, and (ii) in the case of an Termination Event described in paragraph 4.2, upon the effective date of the Change of Control which is then pending (or announced within sixty days) of the date when the Executive's employment terminated. The Severance Benefit shall be paid over a one year period in equal regular periodic payments without interest on the same dates that other salaried employees of the Company are paid.

        3. Other Compensation and Terms of Employment. Except with respect to the Severance Payment, this Agreement shall have no effect on the determination of any compensation payable by the Company to the Executive, or upon any of the other terms of Executive's employment with the Company.

        4. Termination Events. A Termination Event shall be deemed to occur upon, and only upon, one or more of the following:

          4.1 Termination of Executive's employment by the Company without Cause (as defined below) or by Executive for Good Reason (as defined below) within 730 days following the effective date of a Change of Control; or

          4.2 Termination of Executive's employment by the Company without Cause prior to a Change of Control if such termination occurs at any time from and after sixty days prior to the public announcement by the Company or any other party of a transaction which will result in a Change of Control; provided that the effective date of the Change of Control occurs within eighteen (18) months of Executive's termination.

        5.    Restrictive Covenant.

          5.1 Noncompetition. Executive agrees that he will not, during her employment with the Company and for a period of one year after commencement of the payment to her of the Severance Benefit, directly or indirectly become interested in, as a principal shareholder, director, or officer, any financial institution, now existing or organized hereafter, that competes or will compete with the Company, including any successor, or any of the Company's affiliates within any county in which the Company does business; provided that Executive's covenant not to compete shall terminate in the event
Executive waives the right to payment of any balance of the Severance Benefit then payable; and provided further, that Executive shall not be deemed a "principal shareholder" unless (i) her investment in such an institution exceeds 2% of the institution's outstanding voting securities or (ii)
Executive is active in the organization, management or affairs of such institution. The provisions restricting competition by Executive may be waived by action of the Board. Executive recognizes and agrees that any breach of this covenant by Executive will cause immediate and irreparable injury to the Company, and Executive hereby authorizes recourse by the Company to injunction and/or specific performance, as well as to other legal or equitable remedies to which the Company may be entitled.

          5.2 Noninterference. During the noncompetition period described in Section 5.1, Executive shall not solicit or attempt to solicit any other employee of the Company or its affiliates to leave the employ of those companies, or in any way interfere with the relationship between the Company and any other employee of the Company.

          5.3     Interpretation.   If a court or any other administrative
body with jurisdiction over a dispute related to this Agreement should determine that the restrictive covenant set forth in Section 5.1 above is unreasonably broad, the parties hereby authorize and direct said court or administrative body to narrow same so as to make it reasonable, given all relevant circumstances, and to enforce same. The covenants in this paragraph shall survive termination of this Agreement.

        6.           Definitions.

          6.1. Cause. "Cause" shall mean only (i) willful misfeasance or gross negligence in the performance of Executive's duties, (ii) conduct demonstrably and significantly harmful to the Company (which would include willful violation of any final cease and desist order applicable to the Company), or (iii) conviction of a felony.

          6.2. Change of Control. "Change of Control" shall mean the occurrence of one or more of the following events:

          6.2.1. One person or entity acquiring or otherwise becoming the owner of twenty-five percent (25%) or more of CBSI's outstanding common stock;

          6.2.2. Replacement of incumbent directors or election of newly-elected directors constituting a majority of the Board of CBSI where such replacement or election has not been supported by the Board; or

          6.2.3. Dissolution, or sale of fifty percent (50%) or more in value of the assets, of either CBSI or the Bank.

          6.3 Good Reason. "Good Reason" shall mean (i) any reduction of Executive's salary or any reduction or elimination of any other compensation or benefit plan, which reduction or elimination is not of general application to substantially all employees of the Company or such employees of any successor entity or of any entity in control of the Company,
(ii) any changes in Executive's authority or duties substantially inconsistent with Executive's position, or (iii) any transfer to a location more than thirty miles from Executive's then office location.

        7.   Miscellaneous.

          7.1 This Agreement contains the entire agreement between the parties with respect to the subject matter, and is subject to modification or amendment only upon amendment in writing signed by both parties.

          7.2 This Agreement shall bind and inure to the benefit of the heirs, legal representatives, successors, and assigns of the parties.

          7.3 If any provision of this Agreement is invalid or otherwise unenforceable, all other provisions shall remain unaffected and shall be enforceable to the fullest extent permitted by law.

          7.4 This Agreement is made with reference to and is intended to be construed in accordance with the laws of the State of Washington.
Venue for any action arising out of or concerning this Agreement shall lie in Pierce County, Washington. In the event of a dispute under this Agreement, the dispute shall be arbitrated pursuant to the Superior Court Mandatory Arbitration Rules ("MAR") adopted by the Washington State Supreme Court, irrespective of the amount in controversy. This Agreement shall be deemed as stipulation to that effect pursuant to MAR 1.2 and 8.1 The arbitrator, in his or her discretion, may award attorney's fees to the prevailing party or parties.

          7.5 Any notice required to be given under this Agreement to either party shall be given by personal service or by depositing a copy thereof in the United States registered or certified mail, postage prepaid, addressed to the following address, or such other address as addressee shall designate in writing:

                Company:                Columbia Banking System, Inc.
                                        1102 Broadway Plaza
                                        Tacoma, WA  98401
                                        Attn:  Corporate Secretary

                Executive:              Janet D. Hildebrand
                                        ________________________

IN WITNESS WHEREOF, the parties have executed this Agreement effective on the date first above written.

COLUMBIA BANKING SYSTEM, INC.

By:    /s/ W.W. Philip
Its:    Chai rman and CEO


COLUMBIA STATE BANK

By:   /s/ W.W. Philip
Its:   Chairman and CEO

EXECUTIVE
  /s/ Janet D. Hildebrand
   Janet D. Hildebrand

				   Exhibit 11



              Statement re computation of per share net income
			Columbia Banking System, Inc.

					   Three Months Ended  Six Months Ended
						June 30,          June 30,
(in thousands, except per share data)          1999    1998     1999     1998
--------------------------------------------------------------------------------

 Net income applicable to common stock        $2,662  $2,548   $4,750   $4,961

--------------------------------------------------------------------------------
 Average number of basic common shares
  outstanding                                 10,590  10,529   10,587   10,513
 Dilutive effect of stock options
  unexercised                                    269     377      273      358
--------------------------------------------------------------------------------
Average number of diluted common shares
 outstanding                                  10,859  10,906   10,860   10,871
================================================================================
        Diluted net income per share          $ 0.25  $ 0.23   $ 0.44   $ 0.46
================================================================================

On April 28, 1999, the Company announced a 5% stock dividend payable on May 26, 1999, to shareholders of record on May 12, 1999. Average shares outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.


For additional information on earnings per share, please see the "Capital" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations".