Form 10-Q
period 1999-09-30
COLUMBIA BANKING SYSTEM INC
filed 1999-11-15
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999.

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

Yes   X     No


      The number of shares of the issuer's Common Stock outstanding at
                        October 29, 1999 was 10,601,471.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                    Page
Item 1. Financial statements

        Consolidated Statements of Operations - three months and
         nine months ended September 30, 1999 and 1998                2

        Consolidated Balance Sheets - September 30, 1999
         and December 31, 1998                                        3

        Consolidated Statements of Shareholders' Equity -
         twelve months ended December 31, 1997 and 1998,
         and nine months ended September 30, 1999                     4

        Consolidated Statements of Cash Flows -
         nine months ended September 30, 1999 and 1998                5

        Notes to consolidated financial statements                    6


Item 2. Management Discussion and Analysis of Financial               8
	 Condition and Results of Operations

Item 3. Qualitative and Quantitative Disclosures about Market Risk   20


                     PART II -- OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K                            21

         Signatures                                                  21

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.
(Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
(in thousands except per share)      1999       1998        1999       1998
-----------------------------------------------------------------------------
Interest Income
Loans                              $20,219    $17,146     $56,246    $49,521
Securities available for sale        1,387      1,164       4,242      3,322
Securities held to maturity             67         87         221        333
Deposits with banks                     52        612         540      1,125
-----------------------------------------------------------------------------
Total interest income               21,725     19,009      61,249     54,301

Interest Expense
Deposits                             8,341      7,828      23,922     21,700
Federal Home Loan Bank advances        518        453       1,357      1,529
-----------------------------------------------------------------------------
Total interest expense               8,859      8,281      25,279     23,229

Net Interest Income                 12,866     10,728      35,970     31,072
Provision for loan losses              600        450       1,800      1,450
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses          12,266     10,278      34,170     29,622

Noninterest Income
Service charges and other fees       1,824      1,456       5,226      4,157
Mortgage banking                       267        405         920      1,215
Other fees                           2,107      1,273       5,417      3,153
-----------------------------------------------------------------------------
Total noninterest income             4,198      3,134      11,563      8,525

Noninterest Expense
Compensation and employee benefits   5,105      4,246      14,773     11,906
Occupancy                            1,615      1,321       4,893      3,650
Advertising and promotion              407        388       1,321      1,125
Data processing                        494        452       1,478      1,312
Other                                3,888      3,049      11,129      8,558
-----------------------------------------------------------------------------
Total noninterest expense           11,509      9,456      33,594     26,551

Income before income taxes           4,955      3,956      12,139     11,596
Provision for income taxes           1,666      1,362       4,100      4,041
-----------------------------------------------------------------------------
Net Income                         $ 3,289    $ 2,594     $ 8,039    $ 7,555
=============================================================================

Net income per common share:
  Basic                            $  0.31    $  0.25     $  0.76    $  0.72
  Diluted                             0.30       0.24        0.74       0.69
Average number of common shares
  outstanding                       10,598     10,547      10,593     10,528
Average number of diluted common
  shares oustanding                 10,843     10,875      10,856     10,872

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

                                                    September 30,  December 31,
(in thousands)                                          1999          1998
-----------------------------------------------------------------------------
Assets
Cash and due from banks                             $   53,850   $   53,602
Interest-earning deposits with banks                    37,814       22,816
-----------------------------------------------------------------------------
   Total cash and cash equivalents                      91,664       76,418

Securities available for sale                           82,606       93,726
Securities held to maturity                              7,397        6,358
FHLB stock                                               6,243        5,550

Loans held for sale                                      9,300       10,023
Loans                                                  974,744      828,639
   Less: allowance for loan losses                       9,809        9,002
-----------------------------------------------------------------------------
  Loans, net                                           964,935      819,637

Interest Receivable                                      6,828        6,420
Premises and equipment, net                             38,743       37,077
Real estate owned                                        1,263          901
Other                                                    7,383        3,809
-----------------------------------------------------------------------------
Total Assets                                        $1,216,362   $1,059,919
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                               $  238,099   $  180,445
  Interest-bearing                                     834,813      757,900
-----------------------------------------------------------------------------
    Total Deposits                                   1,072,912      938,345

Federal Home Loan Bank advances                         41,300       25,000
Other liabilities                                        6,075        7,008
----------------------------------------------------------------------------
    Total liabilities                                1,120,287      970,353

Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2 million shares;
   None outstanding
                          September 30,  December 31,
 Common stock (no par value)  1999         1998
			    ---------   ----------
   Authorized shares         47,250       47,250
   Issued and outstanding    10,601       10,062        78,066       68,612
 Retained Earnings                                      20,285       20,616
 Unrealized gains (losses) on securities
   available for sale, net of tax                       (2,276)         338
-----------------------------------------------------------------------------
    Total shareholders' equity                          96,075       89,566
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $1,216,362   $1,059,919
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.
(Unaudited)

                                                   Accumulated
                          Common stock                Other         Total
                       Number of         Retained  Comprehensive  Shareholders'
(in thousands)          Shares  Amount   Earnings  Income (Loss)    Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1996      9,372  $62,980    $ 5,282       ($ 38)       $68,224

Comprehensive income:
Net income for 1997                         9,275
Change in unrealized gains and (losses)
 on securities available for sale, net of tax              75
  Total comprehensive income                                           9,350
Issuance of stock under stock option
 and other plans          117      779                                   779
Issuance of shares of common stock--
  5% stock dividend       391    4,142     (4,142)
-----------------------------------------------------------------------------
Balance at
 December 31, 1997      9,880   67,901     10,415          37         78,353

Comprehensive income:
Net income for 1998                        10,201
Change in unrealized gains and (losses)
 on securities available for sale, net of tax             301
  Total comprehensive income                                          10,502
Issuance of stock under stock option
 and other plans          182      711                                   711
-----------------------------------------------------------------------------
Balance at
 December 31, 1998     10,062   68,612     20,616         338         89,566

Comprehensive income:
Net income for 1999                         8,039
Change in unrealized gains and (losses)
 on securities available for sale, net of tax          (2,614)
  Total comprehensive income                                           5,425
Issuance of stock under stock option
 and other plans (1)       35    1,084                                 1,084
Issuance of shares of common stock--
  5% stock dividend       504    8,370     (8,370)
-----------------------------------------------------------------------------
Balance at
 September 30, 1999    10,601  $78,066    $20,285     ($2,276)       $96,075
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

                                                            Nine Months Ended
                                                               September 30,
(in thousands)                                               1999       1998
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 8,039   $ 7,555
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Provision for loan losses                                  1,800     1,450
  Losses on real estate owned                                    4        31
  Depreciation and amortization                              1,727     1,512
  Deferred income tax (benefit) expense                     (1,385)        5
  Net (gains) losses on sale of assets                          (5)        2
  (Increase) decrease in loans held for sale                   723    (3,134)
  Increase in interest receivable                             (408)   (1,133)
  Increase in interest payable                                 213       523
  Net changes in other assets and liabilities               (2,010)     (255)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                 8,698     6,556

Investing Activities
 Proceeds from maturities of securities
  available for sale                                        14,852    28,015
 Purchases of securities available for sale                 (8,843)  (67,079)
 Proceeds from maturities of mortgage-backed
  securities available for sale                                460     5,070
 Proceeds from maturities of securities
  held to maturity                                             940     3,750
 Purchases of securities held to maturity                   (1,980)     (880)
 Loans originated and acquired, net of
  principal collected                                     (147,314)  (82,802)
 Purchases of premises and equipment                        (4,081)  (10,223)
 Proceeds from disposal of premises and equipment                8         1
 Proceeds from sale of real estate owned                       562       200
 Other, net                                                     (7)
-----------------------------------------------------------------------------
   Net cash used by investing activities                  (145,403) (123,948)

Financing Activities
 Net increase in deposits                                  134,567   140,521
 Net increase in short-term borrowings                      16,300
 Repayment of FHLB advances and other long-term debt                  (7,000)
 Proceeds from issuance of common stock                      1,084       640
-----------------------------------------------------------------------------
   Net cash provided by financing activities               151,951   134,161
-----------------------------------------------------------------------------
   Increase in cash and cash equivalents                    15,246    16,769
 Cash and cash equivalents at beginning of period           76,418    75,712
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 91,664  $ 92,481
=============================================================================

Supplemental information:
  Cash paid for interest                                  $ 25,066  $ 22,706
  Cash paid for income taxes                                 4,950     3,969
  Loans foreclosed and transferred to real estate owned        921       843

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

1.  Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results to be anticipated for the year ending December 31, 1999. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  Earnings Per Share

Earnings per share is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options affecting the shares outstanding in diluted earnings per share of 245,000 and 329,000 for the three months ended
September 30, 1999 and 1998, respectively, and 263,000 and 344,000 for the nine months ended September 30, 1999 and 1998, respectively.

3.  Stock Dividend

On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

4.  Prospective Accounting Pronouncement

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

5. Subsequent Event

On October 28, 1999, the Company announced that it has reached an agreement to acquire CAPCO Financial Company, Inc., Bellevue, Washington, as a separate, wholly owned subsidiary of Columbia Bank. CAPCO shareholders will receive 530,000 shares of common stock of CBSI. The acquisition is expected to be completed during fourth quarter, 1999.

MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated financial statements of Columbia Banking System, Inc. (the "Company") and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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


Overview

Columbia Banking System, Inc., a Washington corporation, is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company serves small and medium-sized businesses, professionals and other individuals through 27 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. At September 30, 1999, the Company had total assets of $1.2 billion.

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

During the first nine months of 1999 Columbia Bank opened two new branches.
In January, the Company opened a newly constructed branch in Port Orchard, its first office in Kitsap County. Additionally, a new West Olympia branch opened in temporary quarters in April and is the Company's first Thurston County location. Both branches are full service facilities. The Company's future plans include new locations in Pierce, King, Kitsap and Thurston counties of western Washington. Management continues to pursue opportunities for expansion via a combination of internal and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

At September 30, 1999, the Company had 27 branches, 15 in Pierce County, 6 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from four to twenty-seven branches through a combination of internal and external growth by acquisition.

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

Net income for the third quarter of 1999 was $3.3 million, or $0.30 per diluted share, compared to $2.6 million, or $0.24 per diluted share, for the third quarter of 1998, an increase in net income of 26.8%. Net income for the nine months ended September 30, 1999, was $8.0 million, or $0.74 per diluted share, an increase of 6.4% compared with $7.6 million, or $0.69 per diluted share for the same period in 1998. The earnings increase for the third quarter reflects significant growth in assets, loans and deposits as compared to the quarter ended September 30, 1998, and to continued increases in noninterest income. Net income for the nine months ended September 30, 1999, although up 6.4% over the same period in 1998, was negatively impacted by first quarter 1999 results, with per diluted share earnings of $0.19 per share, which resulted from increased expenses associated with branch and infrastructure expansion, coupled with loan growth that was later and slightly less than expected. Management has reemphasized cost controls as a high priority and will continue taking steps to control expenses, while continuing to pursue its growth strategy.

On April 28, 1999, the Company announced a 5% stock dividend payable on
May 26, 1999, to shareholders of record on May 12, 1999.   Average shares
outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Net Interest Income

Net interest income for the third quarter of 1999 increased 19.9% to
$12.9 million, from $10.7 million in the third quarter of 1998.  For the nine months ended September 30, 1999, net interest income increased 15.8%
to $36.0 million from $31.1 million for the same period in 1998. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first nine months of 1999, average interest-earning assets increased $177.8 million, while average interest-bearing liabilities increased only $147.2 million, compared with
the same period in 1998.   Net interest income is up 9% from the second
quarter to the third quarter of 1999.

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.83% in the third quarter of 1999 from 4.80% in the
third quarter of 1998.   Average interest-earning assets grew to $1.1 billion
during the third quarter of 1999, compared with $889.3 million for the same period in 1998. The average yield on interest-earning assets decreased 0.35% to 8.14% during the third quarter of 1999 from 8.49% in the same period of 1998. In comparison, the average cost of interest-bearing liabilities decreased 0.47% to 4.09% during the third quarter of 1999 from 4.56% in the same period of 1998.

For the first nine months of 1999, net interest margin decreased to 4.75% from 4.97% for the same period in 1998. Average interest-earning assets grew to $1.0 billion during the first nine months of 1999, compared with $837.8 million for the same period in 1998. The average yield on interest-earning assets decreased 0.60% to 8.08% during the first nine months of 1999 from 8.68% in the same period of 1998. In comparison, the average cost of interest-bearing liabilities decreased 0.49% to 4.09% during the first nine months of 1999 from 4.58% in the same period of 1998.

For the first nine months of 1999 compared to the same period in 1998, the decrease in net interest margin is primarily due to decreasing interest rates. Competition and declining interest rates have caused loan yields to decline to a greater degree than corresponding decreases in deposit and borrowing costs, causing the net interest margin to decrease. Interest rates in general exhibited a downward trend during 1998 and were generally stable during the first quarter of 1999, but exhibited a slight upward trend during the second and third quarters of 1999. While the net interest margin for the third quarter of 1999 is lower than the same period in 1998, the net interest margin has increased to 4.83% from the second quarter 1999 net interest margin of 4.70%.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                       Three Months Ended Increase   Nine Months Ended Increase
                         September 30,   (Decrease)    September 30,  (Decrease)
(in thousands)           1999     1998     Amount      1999     1998    Amount
--------------------------------------------------------------------------------
ASSETS
Loans                $  960,450 $763,587 $196,863    $900,349 $732,089 $168,260
Securities               97,088   81,624   15,464     100,269   78,495   21,774
Interest-earning
 deposits with banks      3,964   44,049  (40,085)     14,985   27,218  (12,233)
--------------------------------------------------------------------------------
Total interest-earning
 assets               1,061,502  889,260  172,242   1,015,603  837,802  177,801

Noninterest-earning
 assets                  94,667   79,798   14,869      90,277   73,372   16,905
--------------------------------------------------------------------------------
  Total assets       $1,156,169 $969,058 $187,111  $1,105,880 $911,174 $194,706
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits            $  822,150 $687,500 $134,650    $792,089 $641,284 $150,805
Federal Home Loan Bank
 advances                37,467   32,828    4,639      33,591   37,187   (3,596)
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $859,617  720,328  139,289     825,680  678,471  147,209

Noninterest-bearing
 deposits               193,911  156,628   37,283     180,116  143,305   36,811
Other noninterest-bearing
 liabilities              7,237    6,298      939       6,707    6,056      651
Shareholders' Equity     95,404   85,804    9,600      93,377   83,342   10,035
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity $1,156,169 $969,058 $187,111  $1,105,880 $911,174 $194,706
================================================================================



Noninterest Income

Noninterest income increased $1.1 million, or 34%, in the third quarter of 1999, and $3.0 million, or 36%, for the first nine months of 1999, compared with the same periods in 1998, respectively, despite decreases in mortgage banking income. Increases during the third quarter and the first nine months of 1999, were primarily centered in account service charges and merchant
services income.   In general, increases in account service charges and
merchant services are due to the overall growth of the Company.


Noninterest Expense

Total noninterest expense increased $2.1 million, or 21.7%, for the third quarter of 1999, and $7.0 million, or 26.5%, for the first nine months of 1999, compared with the same period in 1998. The increases were primarily due to personnel costs associated with the Company's expansion as well as occupancy, merchant services and bank card, and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 67.4% and 70.7% for the third quarter and first nine months of 1999, respectively, compared to 68.2% and 67.1% for the same periods in 1998. There were no material unusual and nonrecurring items for the three and nine months ending September 30, 1999 and 1998. The increase during the first nine months of 1999 is primarily due to slower than expected loan growth in the early first quarter of 1999 and expenses associated with branch and infrastructure expansion. Early in 1999, the Company reemphasized cost controls as shown by a decrease in the efficiency ratio to 67.4% in the third quarter and a 3% increase in noninterest expense during the third and second quarters of 1999, compared with 8% in the first quarter of 1999.

Income Taxes

For the third quarter and first nine months of 1999, the Company recorded income tax provisions of $1.7 million and $4.1 million, respectively.


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

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                   Septembe 30,  % of    December 31  % of
(in thousands)                          1999    Total       1998     Total
-----------------------------------------------------------------------------
 Commercial                           $404,861  41.5%    $332,638   40.1%
 Real estate:
   One-to four-family residential       59,034    6.1       61,132    7.4
   Five or more family residential and
     Commercial properties             359,001   36.8      291,868   35.2
-----------------------------------------------------------------------------
      Total real estate                418,035   42.9      353,000   42.6
 Real estate construction:
   One-to four-family residential       22,373    2.3       26,444    3.2
   Five or more family residential and
     Commercial properties              35,027    3.6       23,213    2.8
-----------------------------------------------------------------------------
      Total real estate construction    57,400    5.9       49,657    6.0
 Consumer                               96,529    9.9       94,572   11.4
-----------------------------------------------------------------------------
    Sub-total loans                    976,825  100.2      829,867  100.1
 Less: Deferred loan fees               (2,082)  (0.2)      (1,228)  (0.1)
-----------------------------------------------------------------------------
    Total loans                       $974,743  100.0%    $828,639  100.0%
=============================================================================
Loans held for sale                   $  9,300            $ 10,023
=============================================================================

Total loans increased $146.1 million, or 17.6%, to $974.7 million from year-end 1998. Commercial and five or more family residential and commercial real estate were the categories contributing majority of the increase.

Commercial and Private Banking Lending

Commercial loans increased $72.2 million, or 22%, to $404.9 million from
year-end 1998, representing 41.5% of total loans.   Net growth in commercial
loans slowed during the first quarter of 1999 and rebounded during the second and third quarters of 1999. Growth during the first nine months of 1999 was favorably affected by continued emphasis on maintaining and expanding an aggressive calling campaign whereby loan officers concentrated on traditional commercial business loans and related borrowing needs. Management is committed to provide competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.


Real Estate Lending

One- to Four-Family Residential: Residential one- to four-family loans decreased $2.1 million to $59.0 million at September 30, 1999, representing 6.1% of total loans, compared with $61.1 million at December 31, 1998. The decrease is attributable to maturities and prepayments of the portfolio.
These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or More Family Residential and Commercial Properties: The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $359.0 million at September 30, 1999, representing 36.8% of total loans, from $291.9 million at December 31, 1998. The increase in multi-family and commercial real estate lending in the first nine months reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the Company. Management believes that volumes in this category of loans will increase at a slower rate during the balance of 1999. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of
1.2 or better.  Underwriting standards can be influenced by competition.
The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.


Construction Loans

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased to $22.4 million at September 30, 1999, representing 2.3% of total loans, from $26.4 million at December 31, 1998. Multi-family and commercial real estate construction loans increased to $35.0 million at September 30, 1999, representing 3.6% of total loans, from $23.2 million at December 31, 1998. The increase is the result of several large and small construction projects primarily with borrowers who have existing banking relationships with the Company.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.


Consumer Lending

At September 30, 1999, the Company had $96.5 million of consumer loans outstanding, representing 9.9% of total loans, as compared with $94.6 million at December 31, 1998. The balance at December 31, 1998, included approximately $10.0 million of short-term loans made to a group of individuals in connection with a singular transaction which matured in early January 1999. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                 September 30,   December 31,
(in thousands)                                        1999          1998
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                   $   140       $   722
  Commercial real estate                               780         1,542
  Commercial business                                1,039         1,214
  Consumer                                             232           125
-----------------------------------------------------------------------------
    Total                                            2,191         3,603

 Restructured:
  One-to four-family residential                                      15
  One-to four-family residential construction        1,485         1,768
  Commercial business                                   68
-----------------------------------------------------------------------------
    Total                                            1,553         1,783
-----------------------------------------------------------------------------
    Total nonperforming loans                      $ 3,744       $ 5,386
=============================================================================

 Real estate owned                                 $ 1,263       $   901
-----------------------------------------------------------------------------
 Total nonperforming assets                        $ 5,007       $ 6,287
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

Nonperforming loans decreased to $3.7 million, or 0.38% of total loans (excluding loans held for sale), at September 30, 1999, from $5.4 million, or 0.65% of total loans at December 31, 1998 due principally to decreases in the commercial real estate and business categories.

Restructured loans totaled $1.6 million at September 30, 1999, of which the balance of the residential construction loan category $1.485 million is currently on nonaccrual.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. All nonperforming loans are to Washington businesses. Columbia Bank is not involved with loans to foreign companies and foreign countries.

Real estate owned, which is comprised of foreclosed real estate loans, increased to $1.3 million at September 30, 1999, from $901,000 at December
31, 1998.   During 1999, the Company foreclosed on $964,000 of loans
collateralized by real estate and transferred the real estate to REO. Also, the Company reduced REO by $602,000, with proceeds of $562,000 from sales and net losses on sales of $4,000, and write-downs of $36,000. At September 30, 1999, REO consisted of two foreclosed properties.

Total nonperforming assets decreased by approximately $1.3 million, at September 30, 1999 from its balance of $6.3 million at December 31, 1998. As a percentage of period-end assets at September 30, 1999, nonperforming assets decreased to 0.41% from 0.59% of period-end assets at December 31, 1998.


Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1. Formula based allowances using factors derived from the historical performance of the portfolio for the past 5 years
2. Specific allowances for identified problem loans and/or portfolio segments
3. Unallocated allowance

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

The allowance for loan losses at September 30, 1999 increased $807,000 to $9.8 million from $9.0 million at December 31, 1998. The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) at September 30, 1999 decreased to 1.01% from 1.09% of loans at December 31, 1998. The decrease in the allowance as a percentage of loans was due primarily to the $146.1 million growth in loans during the first nine months of 1999.

Net loan charge-offs amounted to $993,000 for the first nine months of 1999 compared with net loan charge-offs of $617,000 for the same period in 1998. During the first nine months of 1999, the Company set aside a $1.8 million provision for loan losses as compared with $1.5 million for the same period in 1998.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
(in thousands)                   1999       1998        1999       1998
----------------------------------------------------------------------------
 Beginning balance              $9,981     $8,877       $9,002     $8,440
 Charge offs:
  One-to-four family residential
    construction                  (274)                   (275)
  Commercial business             (519)       (47)        (800)      (542)
  Consumer                         (62)       (66)         (94)      (309)
----------------------------------------------------------------------------
   Total charge-offs              (855)      (113)      (1,169)      (851)
 Recoveries:
  Commercial business               55         32          113        158
  Consumer                          28         27           63         76
----------------------------------------------------------------------------
   Total recoveries                 83         59          176        234
----------------------------------------------------------------------------
 Net (charge-offs) recoveries     (772)       (54)        (993)      (617)

 Provision charged to expense      600        450        1,800      1,450
----------------------------------------------------------------------------
 Ending balance                 $9,809     $9,273       $9,809     $9,273
============================================================================

The allowance for loan losses equaled 262% of nonperforming loans and 196% of nonperforming assets at September 30, 1999, compared with 178% of nonperforming loans and 154% of nonperforming assets at September 30, 1998.


Liquidity and Sources of Funds

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.


Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased
$134.6 million, or 14.3%, to $1.1 billion at September 30, 1999 from $938.3 million at December 31, 1998. Deposits were temporarily affected by approximately $30.0 million deposited at the end of September and transferred out a few days later.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business banking customer deposits and other borrowings. While that stable core deposit base is being established, management's strategy for funding growth has been to make use of brokered and other wholesale deposits. Management anticipates continued use of such deposits, as needed, to fund increasing loan demand. Brokered and other wholesale deposits (excluding public deposits) increased $20.0 million to $27.3 million, or 2.5% of total deposits at September 30, 1999. The brokered deposits have varied maturities from 1 month to 5 years.


Borrowings

The Company relies on short-term and long-term advances from the FHLB to supplement its funding sources. FHLB advances increased $16.3 million to $41.3 million at September 30, 1999 compared to a balance of $25.0 million at December 31, 1998. All of the increase is in short-term FHLB advances for funding strong third quarter loan growth. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets.


Capital

Shareholders' equity at September 30, 1999, was $96.1 million compared with $89.6 million at December 31, 1998. The increase is due primarily to net income of $8.0 million during the first nine months of 1999. Shareholders' equity was 7.90% and 8.45% of total period-end assets at September 30, 1999, and December 31, 1998, respectively.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 1999, the Company's leverage ratio was 8.50%, compared with 8.72% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 9.29% and 10.22%, respectively, at September 30, 1999, compared with 9.89% and 10.88%, respectively, at December 31, 1998.

The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at September 30, 1999. Federal laws generally bar institutions which are not well-capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or a ccepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

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

Impact of the Year 2000 Issue (Y2K)

               This is a Year 2000 Readiness Disclosure Statement

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

The Company's State of Readiness: The Company established a project team, which has developed a project plan that insured the Company is Y2K compliant
well before December 31, 1999.   The project plan incorporated five phases:
awareness, assessment, renovation, validation, and implementation. The Company currently is prepared for the year 2000.

The awareness phase is ongoing and incorporates monthly updates to the Board of Directors, management, and staff. In addition, shareholders and customers are informed through mailings, financial reports and through the Company's
website.  The Y2K project team meets monthly.    Loan officers were trained
in interviewing and surveying credit customers on the state of readiness of their businesses and continue those activities.

The Company has completed its assessment of all of its computer systems, hardware, software, networks, telecommunications, ATM, property, and equipment that could potentially be either directly or indirectly affected
by Y2K.   The Company has identified all vendors that supply services and/or products that could be considered critical to day-to-day operations to
determine if they are Y2K compatible.   The Company has identified all
customers who have a total borrowing relationship of $250,000 or more or otherwise have the potential to adversely affect the Company's asset quality or profitability if they do not become Y2K compliant and is updating the status of those relationships quarterly.

Based on its assessment, the Company has essentially completed renovating all systems and equipment needing Y2K upgrades. In early October 1998, the Company's data processing provider advised the Company that it had successfully converted its systems to Y2K compatibility. Testing has been completed and the Company's data processing system is fully compliant at March 31, 1999. All other systems and equipment have also been upgraded.

The validation process involves testing all systems and equipment for Y2K compatibility. Bank hardware has been tested and the Company has replaced obsolete equipment as part of its normal business operations.

The implementation phase incorporates the development of contingency plans for the century date change. The Company has developed a year 2000 contingency plan, a credit risk mitigation plan, a liquidity contingency plan, and ongoing disclosures and inquiries to customers and vendors.

The Costs to Address the Company's Year 2000 Issues: The Company has expended approximately $64,000 in staff time and travel expenses in addressing the Y2K
issue.    Equipment upgrades cost approximately $562,000.  Much of the
Company's equipment, such as PCs, has been upgraded as part of normal business operations. The Company is relatively new and the majority of its hardware and software are recent purchases or are being upgraded to meet growth demands. The Company moved into a new state-of-the-art operations center in August 1998. The center included the installation of new item processing hardware and software, a new voice response unit, a new wire transfer system, and a new optical storage system, all of which are Y2K compatible. Management believes that expenses relating to meeting the Company's Y2K challenges will not have a material effect on its operations or financial performance.

The Risks of the Company's Year 2000 Issues: Although the Company has prepared its operations for the century change, there can be no assurance that forces beyond its control will not impact its operations. The Company purchases systems, equipment, and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's diligent efforts in assuring that its outside suppliers, vendors and customers are Y2K ready, there can be no assurance that when the century changes, certain systems, technology and equipment of Columbia, its vendors and its customers will not be impacted and consequently impact the operations of the Company.

The Company's Contingency Plan: The Company has developed a comprehensive Year 2000 contingency plan. Although the Company has taken precaution to assure its technology is Y2K ready, it will continue to address possible emergency scenarios. Extensive testing of the contingency plans for all critical systems has been completed.

The Company's new state-of-the-art operations center has a generator backup to run the entire facility. All branch offices have special procedures in order to operate without the usual telecommunications links so that, in the event of a telecommunications failure, the Company is able to process its data through a remote site.


Qualitative and Quantitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 1999, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1998. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


        Exhibit 27  - Financial Data Schedule


(b) 	On November 4, 1999, the Company filed Form 8-K announcing it has approved a management succession plan effective January 1, 2000, and the Company also announced it has reached an agreement to acquire CAPCO Financial Company, Inc.





				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date    November 8, 1999            By   /s/ W. W. Philip
	 -----------------------------     --------------------------------
                                                 W. W. Philip
                                                 Chairman and
                                             Chief Executive Officer




     Date    November 8, 1999            By   /s/ Gary R. Schminkey
	 -----------------------------     ---------------------------------
                                                 Gary R. Schminkey
                                            Executive Vice President and
                                              Chief Financial Officer