Form 10-K405
period 1999-12-31
COLUMBIA BANKING SYSTEM INC
filed 2000-03-23
CIK 887343

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K
(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 [Fee Required]

   For the fiscal year ended December 31, 1999 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No Fee Required]


                        Commission File Number 0-20288

                               ----------------

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

                               ----------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:


                          Common Stock, No Par Value
                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R .229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates of registrant at February 29, 2000 was $122,678,807.

   The number of shares of registrant's Common Stock outstanding at February 29, 1999 was 10,610,059.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant's definitive Proxy Statement Dated March 10,
 2000....................................................... Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         COLUMBIA BANKING SYSTEM, INC.

                             FINANCIAL INFORMATION

The Company...............................................................    1
Five-Year Summary of Selected Financial Data..............................    4
Management's Discussion and Analysis of Financial Condition And Results of
 Operations...............................................................    5
Quarterly Common Stock Prices and Dividend Payments.......................   17
Report of Independent Auditors............................................   18
Consolidated Financial Statements
  Consolidated Statements of Operations...................................   19
  Consolidated Balance Sheets.............................................   20
  Consolidated Statements of Shareholders' Equity.........................   21
  Consolidated Statements of Cash Flows...................................   22
  Notes to Consolidated Financial Statements..............................   23
Financial Data Supplement
  Consolidated Five-Year Statements of Operations.........................   40
  Consolidated Five-Year Summary of Average Balances and Net Interest
   Revenue................................................................   41
  Consolidated Analysis of Changes in Interest Income and Expense.........   43
  Loan Maturities and Sensitivity to Changes in Interest Rates............   43
  Loan Loss Allowance Allocation..........................................   44
  Average Deposit Liabilities.............................................   44
  Effects of Governmental Monetary Policies...............................   45
  Supervision and Regulation..............................................   45
  Employees...............................................................   46
  Executive Officers of the Company.......................................   47
10-K Cross Reference Index................................................   49
Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   50

                                  THE COMPANY

General

   Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (Division of Banks). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

   The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company's principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. Since the reorganization, Columbia Bank has grown from four branch offices at January 1, 1993 to its present 27 branch offices and has regulatory approval to open one additional branch office in its market area and plans to open additional branches in 2000 as discussed below. Between January 1, 1993 and December 31, 1999, the Company increased its consolidated assets to $1.2 billion from $198.2 million, its loans to $1.0 billion from $146.2 million, and its deposits to $1.0 billion from $151.9 million. During that same period, net interest income per year increased to $49.5 million in 1999 from $8.6 million in 1993 and net income per year increased to $11.7 million in 1999, from a loss of $2.2 million in 1993.

   The senior management team was reorganized in mid-1998 in contemplation of the retirement of W.W. Philip. Mr. Philip retired as President and Chief Executive Officer of Columbia Banking System, Inc. and Chief Executive Officer of Columbia Bank effective January 1, 2000. Upon Mr. Philip's retirement, J. James Gallagher, Vice Chairman, was appointed Chief Executive Officer of Columbia Banking System, Inc., and Melanie Dressel was named President and Chief Operating Officer of Columbia Banking System, Inc. and President and Chief Executive Officer of Columbia Bank. With the changes in leadership, management intends to build on the solid foundation and growth momentum that the Company has achieved to date and pursue the Company's goal of becoming a well-capitalized, customer focused, Pacific Northwest banking institution with a significant presence in selected markets.

Strategy

   Management believes the ongoing consolidation among financial institutions in Washington has created significant gaps in the ability of large banks operating in Washington to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services. The Company has closely followed the recent changes to federal banking laws that allow financial institutions to engage in a broader range of activities than previously permitted. The new legislation also authorizes the creation of financial holding companies to facilitate such expanded activity. As the Company pursues its aggressive growth strategy, it is likely that the Company will utilize the new financial holding company structure to accommodate an expansion of its products and services.

   The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships) and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County (the location of Auburn and Bellevue), south into Thurston County (the location of the state capital, Olympia) and northwest into Kitsap County (the location of Port Orchard). Expansion by acquisition into other markets will be considered as promising situations arise. In order to fund its lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the expense ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service. Management has placed increased emphasis on control of noninterest expense.

   During 1999, Columbia Bank opened two new branches. In January, Columbia Bank opened a newly constructed branch in Port Orchard, its first office in Kitsap County. Additionally, a new West Olympia branch opened in temporary quarters in April and is the Company's first Thurston County location. The Company's future plans include new locations in Pierce, King, Kitsap and Thurston counties of western Washington. Management continues to pursue opportunities for expansion via a combination of internal growth and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

   At December 31, 1999, the Company had 27 branches; 15 in Pierce County, 6 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown from 4 to 27 branches through a combination of internal and external growth by acquisition.

   In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more banking options. Also, new technology and services are reviewed for business development and cost saving purposes. Several new departments were added or expanded during 1999, which are contributing to net income. The International Department was launched during the first quarter, and became profitable shortly thereafter. The department's services, including letters of credit, wire transfers, and foreign currency, add excellent value to the Company's core services. The Correspondent Banking Department continued to grow and to provide banking services to smaller commercial banks in the northwest. Currently, the department has relationships with eighteen banks, up from two in 1998. The expanded Merchant Services area grew significantly during 1999, and currently serves approximately 3,000 businesses. The Company's dealer banking program now includes thirteen dealer relationships and grew loan totals to $45 million from $16 million in 1998, an increase of 180%. Wholesale Residential Lending added to net income in 1999 and offset some of the decline in 1-4 family real estate due to rising rates in the latter part of the year.

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

   Pierce County, the area in which the Company's expansion is primarily focused, is located in the South Puget Sound region. With 15 branch offices in Pierce County at the end of 1999, the Company is positioning itself to increase its market share in this County of approximately 700,000 residents, the second most populous county in Washington State.

   Bellevue, where the Company has two banking offices, is located in an area known as the "Eastside," a metropolitan area with a population of approximately 236,000 that includes several King County cities located east of Seattle. A large portion of that economy is linked to the aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered just north of Bellevue and several biotech firms are located on the Eastside. In recent years, the area has experienced relatively rapid growth in population and employment, and household incomes are among the highest in Washington.

   The Company has four branches in south King County, an area of several residential communities whose employment base is supported by light industrial, aerospace, and forest products industries. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company's Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. The Auburn and Kent Valley areas to the east of Federal Way are high residential and commercial growth markets and considered by management to be natural areas of expansion for the Company.

   The Company's market area also includes the Longview and Woodland communities in southwest Washington. The population of Cowlitz County, in which Longview and Woodland are located, is approximately 94,100. Cowlitz County's economy has become more diversified in recent years, but remains materially dependent on the forest products industry and, as a result, is relatively vulnerable to the cyclical downturns of that industry as well as environmental disputes.

   Olympia, with a population of approximately 40,000, and the neighboring community of Lacey, with a population of approximately 29,000, are the principal cities in Thurston County. The County has an approximate population of 203,000. The area enjoys a stable economic climate due largely to state government employment and the proximity of the Fort Lewis Army Base and McChord Air Force Base. According to the Washington State Almanac (an annual publication of demographic information of Washington State counties and cities), approximately 40% of the average employment in Thurston County was through federal, state, and local government agencies. The area also has a significant population of retired military personnel.

   Kitsap County, with a population of approximately 230,000 (sixth largest in the State), is home to the Bremerton Naval shipyard, the Trident Submarine Base, and the city of Port Orchard. Directly west of Seattle across Puget Sound, commuters and visitors are able to travel by ferry in 30 to 60 minutes to jobs and entertainment in Seattle from residences in Kitsap County. According to the Washington State Almanac, approximately 37% of the average employment in Kitsap County is government related.

Competition

   The Company anticipates that the substantial consolidation among financial institutions in Washington that has occurred to date will continue due in part to recent federal legislation concerning interstate banking. Federal law allows mergers or other combinations, relocations of a bank's main office and branching across state lines. Several other financial institutions, which have greater resources than the Company, compete with the Company for banking business in the Company's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations, other than in Pierce County where its share of bank deposits has grown substantially over the last several years. In June 1999, the Federal Deposit Insurance Corporation (FDIC) market share report classified Columbia Bank with 15.8% of the deposit market share in Pierce County, which placed the Bank second in the county. Although, the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

   In addition to competition from other banking institutions, the Company continues to experience increased competition from non-banking companies such as credit unions, financial services companies and brokerage houses. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future.

                         COLUMBIA BANKING SYSTEM, INC.

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                              1999         1998        1997      1996      1995
                           ----------------------------------  --------  --------
                            (dollars in thousands except per share amounts)
For the Year
Net interest income......  $    49,509  $    41,960  $ 35,231  $ 25,344  $ 20,702
Provision for loan
 losses..................        2,400        1,900     4,726     1,635     1,382
Noninterest income.......       10,146        8,182    10,624     4,785     3,443
Noninterest expense......       39,644       32,794    29,066    23,380    18,656
Net income...............       11,670       10,201     9,275*    4,635*    3,691
Per Share
Net income (basic).......  $      1.10  $      0.97  $   0.89* $   0.61* $   0.54
Net income (diluted).....         1.08         0.94      0.87*     0.60*     0.53
Book value...............         9.35         8.48      7.55      6.93      5.34
Averages
Total Assets.............  $ 1,131,416  $   939,274  $764,728  $595,252  $458,338
Earning assets...........    1,039,628      863,193   711,484   554,941   422,968
Loans....................      927,373      748,587   613,671   473,887   373,560
Securities...............       99,149       83,657    71,424    51,056    38,353
Deposits.................      994,096      813,685   656,206   507,612   389,327
Shareholders' equity.....       94,718       84,680    64,384    45,669    37,450
Financial Ratios
Net interest margin......         4.78%        4.87%     4.96%     4.58%     4.91%
Return on average
 assets..................         1.03         1.09      1.21*     0.78*     1.21
Return on average
 equity..................        12.32        12.05     14.41*    10.15*    14.41
Efficiency ratio.........        66.46        65.40     65.74     75.57     77.27
Average equity to average
 assets..................         8.37         9.02      8.42      7.67      8.17
At Year-End
Total assets.............  $ 1,237,157  $ 1,059,919  $864,555  $706,448  $520,059
Loans....................    1,048,006      828,639   685,889   523,151   418,057
Allowance for loan
 losses..................        9,967        9,002     8,440     5,282     4,340
Deposits.................    1,043,544      938,345   740,430   596,504   446,899
Shareholders' equity.....       99,214       89,566    78,353    68,224    40,194
Number of full-time
 equivalent employees....          469          439       327       294       243
Number of banking
 offices.................           27           25        21        20        17
Nonperforming assets:
Nonaccrual loans.........  $     4,360  $     3,603  $  1,462  $  2,256  $    449
Restructured loans.......          187        1,783        20        25        29
Real estate owned........        1,263          901       231       484     3,304
                           -----------  -----------  --------  --------  --------
  Total nonperforming
   assets................  $     5,810  $     6,287  $  1,713  $  2,765  $  3,782
                           ===========  ===========  ========  ========  ========
Nonperforming loans to
 period-end loans........         0.43%        0.65%     0.22%     0.44%     0.11%
Nonperforming assets to
 period-end assets.......         0.47%        0.59%     0.20%     0.39%     0.73%
Net loan chargeoffs......  $     1,435  $     1,338  $  1,568  $    693  $    217
Risk-Based Capital
 Ratios:
Tier I capital...........         9.12%        9.89%    10.77%    12.51%     9.53%
Total capital............        10.01        10.88     11.93     13.48     11.21
Leverage ratio...........         8.46         8.72      9.33     10.17      7.94
                                                     1997(1)   1996(1)
                                                     --------  --------
                                                        (dollars in
                                                     thousands except
                                                         per share
*Financial information excluding certain items:          amounts)
For the Year
Net income excluding unusual items...............    $  8,165  $  5,247
Per Share:
Net income excluding unusual items (basic).......    $   0.79  $   0.69
Net income excluding unusual items (diluted).....        0.76      0.68
Financial Ratios
Return on average assets excluding unusual
 items...........................................        1.07%     0.88%
Return on average equity excluding unusual
 items...........................................       12.68%    11.49%

--------
(1) 1997 unusual items include: key man life insurance proceeds of $3.5 million (non-taxable), additional loan loss provision of $1.3 million (net of tax), and merger related expenses of $1.1 million (net of tax). In 1996 there was one unusual item, a SAIF special assessment of $612,000.

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

Results of Operations

   The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company's operating expenses consist primarily of compensation and employee benefit expense, and occupancy expense. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

   After a soft first quarter that reflected the full impact of the Company's new operations center and technology expenses associated with that facility, the Company recorded net income of $11.7 million for 1999. This compares to net income of $10.2 million in 1998 and $9.3 million in 1997. On a diluted per share basis, net income for 1999 was $1.08 per share, compared with $0.94 per share in 1998, and $0.87 per share in 1997.

   In 1997, the results of operations include proceeds from a key man life insurance policy upon the passing of Chairman A. G. Espe and expenses associated with two completed mergers.

   The Company completed its first bank acquisitions during the fourth quarter of 1997, merging Cascade Community Bank and Bank of Fife into Columbia Bank. The mergers were accounted for on a pooling-of-interest basis, and Company financial statements for all reported periods have been restated to reflect the mergers.

   Net Interest Income. Net interest income increased $7.5 million, or 18%, in 1999 compared with an increase of $6.7 million, or 19%, in 1998. The 1999 and 1998 increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. Average interest-earning assets increased $176.4 million and $151.7 million in 1999 and 1998, respectively, while average interest-bearing liabilities increased only $146.9 million and $116.9 million, respectively.

   Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.78% in 1999, compared with 4.87% in 1998 and 4.96% in 1997. While average interest-earning assets grew by 20% during fiscal year 1999, that growth was offset by a decline in the average yield on interest-earning assets to 8.13%, from 8.54% in fiscal year 1998. Similarly, average interest-bearing liabilities grew by 21% in 1999 while the average cost of interest-bearing liabilities decreased to 4.12% in 1999 from 4.53% in 1998. The decrease in net interest margin reflects the resulting net increase in interest-earning assets during 1999, coupled with a flat net interest spread for the year. Interest rates in general exhibited an upward trend during the later half of 1999 after declining during the second half of 1998 and the first half of 1999. While the net interest margin for the year ended December 31, 1999 is lower than the same period in 1998, the net interest margin increased to 4.86% for the fourth quarter of 1999 compared with 4.61% for the same period in 1998, and has improved since the second quarter of 1999 net interest margin of 4.70%, and the third quarter of 1999 net interest margin of 4.83%.

   Provision for Loan Losses. For the years ended December 31, 1999, 1998 and 1997, net loan charge-offs amounted to $1.4 million, $1.3 million and $1.6 million, respectively. The Company's provision for loan losses was $2.4 million for 1999, compared with $1.9 million for 1998 and $4.7 million for 1997. During 1999, the allowance for loan losses increased $965,000 to $10.0 million as compared with $9.0 million and $8.4 million at the end of 1998 and 1997, respectively. The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) decreased to 0.95% at December 31, 1999 as compared to 1.09% and 1.23% of loans at December 31, 1998 and 1997, respectively. The decrease was primarily due to rapid loan growth during 1999. At year-end 1999, the allowance for loan losses to nonperforming loans was 168.70% compared to 167.14% and 569.50% at December 31, 1998 and 1997,
respectively. Management anticipates that continued growth of its loan portfolio will require increases in its loan loss provision during fiscal year 2000.

   Noninterest Income. Total noninterest income increased $2.0 million, or 24%, in 1999, and $2.7 million, or 29%, in 1998 excluding proceeds from a key man life insurance policy in 1997. Increases in noninterest income during 1999 were centered in account service charges and merchant services fees. In general, increases in account service charges are due to the growth of the Company, and increases in merchant services fees reflect a planned effort by the Company to develop this portion of its business. Income from mortgage banking declined by $614,000, or 37%, in 1999 after an increase of $645,000, or 63% in 1998. The changes each year reflected the impact of movements in long-term interest rates upon mortgage loan activity.

   Noninterest Expense. Total noninterest expense increased $6.9 million, or 21%, in 1999 and $5.0 million, or 18%, in 1998 excluding non-recurring items (merger expense in 1997). The increase was primarily due to personnel costs associated with the Company's expansion as well as occupancy, merchant processing, other expenses, and expenses associated with a new operations center. Other expenses are volume driven and reflect the Company's rapid growth. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 66.5% for 1999 compared with 65.4% and 65.7% for 1998 and 1997, respectively. The Company has placed increased emphasis on control of noninterest expense, however, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy.

   Set forth below is a schedule showing additional detail concerning increases and decreases in the Company's noninterest expense. The portion of compensation expense related to loan originations is deferred and deducted from interest income over the life of the related loans.

                                              Year Ended December 31,
                          -----------------------------------------------------------------
                           1999    Increase/(Decrease)  1998    Increase/(Decrease)  1997
                          -------  ------------------- -------  ------------------- -------
                                                  (in thousands)
Compensation and
 employee benefits......  $21,509        $3,584        $17,925        $ 2,669       $15,256
Loan origination costs..   (1,720)          389         (2,109)          (182)       (1,927)
                          -------        ------        -------        -------       -------
Net compensation and
 Employee benefits (as
 reported)..............   19,789         3,973         15,816          2,487        13,329
Occupancy...............    6,520         1,305          5,215            727         4,488
Professional Services...      926           (25)           951            353           598
Advertising and
 promotion..............    1,712          (136)         1,848            584         1,264
Printing and supplies...      739            51            688            (51)          739
Regulatory assessments..      404           206            198            (47)          245
Data processing.........    1,976           245          1,731            187         1,544
Losses on real estate
 owned..................       33           (29)            62            (62)          124
Telephone and network...      715           250            465            (35)          500
Postage & delivery......      564            91            473            (58)          531
ATM network.............      390           109            281             60           221
Merchant processing.....    1,359           558            801            216           585
Taxes, licenses and
 fees...................    1,485           165          1,320            330           990
Other...................    3,032            87          2,945            271         2,674
Merger expenses.........                                               (1,234)        1,234
                          -------        ------        -------        -------       -------
  Total noninterest
   expense..............  $39,644        $6,850        $32,794        $ 3,728       $29,066
                          =======        ======        =======        =======       =======

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

   In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company would assess whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", would warrant a write-down of the loan.

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

Loan Portfolio Analysis

   The Company is a full service commercial bank, which originates a wide variety of loans. Consistent with the trend begun in 1993, the Company continues to have success originating commercial business and commercial real estate loans.

   The following table sets forth the Company's loan portfolio by type of loan for the dates indicated:

                                                          December 31,
                          -----------------------------------------------------------------------------------------
                                      % of              % of              % of              % of              % of
                             1999     Total     1998    Total     1997    Total     1996    Total     1995    Total
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                                                         (in thousands)
Commercial business.....  $  426,060   40.6 % $332,638   40.1 % $270,946   39.5 % $194,843   37.2 % $133,885   32.0%
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Real estate:
  One- to four-family
   residential..........      64,669    6.2     61,132    7.4     71,095   10.4     77,359   14.8     77,603   18.6
  Five or more family
   residential and
   commercial
   properties...........     377,708   36.0    291,868   35.2    206,628   30.1    151,179   28.9    113,784   27.2
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
   Total real estate....     442,377   42.2    353,000   42.6    277,723   40.5    228,538   43.7    191,387   45.8
Real estate
 construction:
  One- to four-family
   residential..........      32,742    3.1     26,444    3.2     29,695    4.3     31,446    6.0     32,819    7.9
  Five or more family
   residential and
   commercial
   properties...........      45,886    4.4     23,213    2.8     33,806    4.9     10,724    2.1      8,985    2.1
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
   Total real estate
    construction........      78,628    7.5     49,657    6.0     63,501    9.2     42,170    8.1     41,804   10.0
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Consumer................     103,296    9.9     94,572   11.4     74,710   10.9     58,249   11.1     51,788   12.4
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Subtotal..............   1,050,361  100.2    829,867  100.1    686,880  100.1    523,800  100.1    418,864  100.2
Less deferred loan fees
 and other..............      (2,355)  (0.2)    (1,228)  (0.1)      (991)  (0.1)      (649)  (0.1)      (807)  (0.2)
                          ----------  -----   --------  -----   --------  -----   --------  -----   --------  -----
   Total loans..........  $1,048,006  100.0 % $828,639  100.0 % $685,889  100.0 % $523,151  100.0 % $418,057  100.0 %
                          ==========  =====   ========  =====   ========  =====   ========  =====   ========  =====
Loans held for sale.....  $    5,479          $ 10,023          $  4,377          $ 11,341          $  1,367
                          ==========          ========          ========          ========          ========

  Total loans at year-end increased $219.4 million, or 26%, from year-end 1998. All loan categories contributed to the increase.

   Commercial Loans: Commercial loans increased $93.4 million, or 28%, to $426.1 million from year-end 1998, representing 40.6% of total loans. Net growth in commercial loans slowed during the first quarter of 1999 and rebounded during the last nine months of 1999. Growth during 1999 was favorably affected by continued emphasis on maintaining and expanding an aggressive calling campaign whereby loan officers concentrated on traditional commercial business loans and related borrowing needs. Management is committed to providing competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and professional individuals.

   Real Estate Loans: Residential one- to four-family loans increased $3.5 million to $64.7 million at December 31, 1999, representing 6.2% of total loans, compared with $61.1 million at December 31, 1998. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

   The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased to $377.7 million at December 31, 1999, representing 36.0% of total loans, from $291.9 million at December 31, 1998. The increase in multi-family and commercial real estate lending during 1999 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the Company. Management believes that volumes in this category of loans will increase at a slower rate in the future. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

   The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences increased to $32.7 million at December 31, 1999, representing 3.1% of total loans, from $26.4 million of total loans at December 31, 1998. Multi-family and commercial real estate construction loans increased to $45.9 million at December 31, 1999, representing 4.4% of total loans, from $23.2 million, or 2.8% of loans, at December 31, 1998.

   The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

   Consumer Loans: At December 31, 1999, the Company had $103.3 million of consumer loans outstanding, representing 9.9% of total loans, as compared with $94.6 million, or 11.4% of loans, at December 31, 1998. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

   At December 31, 1999, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

   Management's growth strategy has concentrated on the Tacoma/Pierce County market. The results of that strategy are evident in the following summary of loan growth by market area. In addition, management has aggressively pursued growth in Cowlitz County, South King County, the Bellevue/Eastside area, Kitsap County, and Thurston County and has committed additional resources to those markets.

                                               December 31,         Increase
                                            ------------------- ----------------
                                               1999      1998    Amount  Percent
                                            ---------- -------- -------- -------
                                                       (in thousands)
Pierce County.............................. $  781,803 $619,688 $162,114  26.2%
All other counties.........................    266,203  208,951   57,252  27.4
                                            ---------- -------- --------  ----
  Total.................................... $1,048,006 $828,639 $219,366  26.5%
                                            ========== ======== ========  ====

Nonperforming Assets

   Nonperforming assets consist of: (i) nonaccrual loans, which are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) real estate owned. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans, but about which there are serious doubts as to the borrower's ability to comply with present repayment terms and which may later be included in nonaccrual, past due or restructured loans.

   The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, total nonperforming assets, accruing loans past-due 90 days or more, impaired loans, and potential problem loans of the Company:

                                                   December 31,
                                        --------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
                                                  (in thousands)
Nonaccrual:
  One- to four-family residential...... $   23  $  722  $  661  $1,645  $  329
  Commercial real estate...............  1,784   1,542
  Commercial business..................  2,176   1,214     728     385      86
  Consumer.............................    377     125      73     226      34
                                        ------  ------  ------  ------  ------
    Total..............................  4,360   3,603   1,462   2,256     449
Restructured:
  One- to four-family residential......             15      20      25      29
  One- to four-family residential
   construction........................    122   1,768
  Commercial business..................     65
                                        ------  ------  ------  ------  ------
    Total..............................    187   1,783      20      25      29
    Total nonperforming loans.......... $4,547  $5,386  $1,482  $2,281  $  478
                                        ======  ======  ======  ======  ======
Real estate owned......................  1,263     901     231     484   3,304
                                        ------  ------  ------  ------  ------
    Total nonperforming assets......... $5,810  $6,287  $1,713  $2,765  $3,782
                                        ======  ======  ======  ======  ======
Accruing loans past-due 90 days or
 more..................................         $   40          $  111  $  154
Impaired loans......................... $4,147  $4,579  $  728     385      86
Potential problem loans................  2,234   1,862     669     346     239
Allowance for loan losses..............  9,967   9,002   8,440   5,282   4,340
Nonperforming loans to loans...........   0.43%   0.65%   0.22%   0.44%   0.11%
Nonperforming assets to total assets...   0.47    0.59    0.20    0.39    0.73
                                        ======  ======  ======  ======  ======

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

   Impaired loans, generally, refer to commercial business, commercial real estate, and real estate construction loans that are restructured in a troubled debt restructuring involving a modification of terms; nonaccrual loans and loans past due 90 days and still accruing.

   Nonperforming loans were $4.5 million, or 0.43% of total loans (excluding loans held for sale), at December 31, 1999, compared to $5.4 million, or 0.65% of total loans at December 31, 1998 due principally to increases in the commercial business, commercial real estate, and consumer loan categories.

   Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. Substantially, all nonperforming loans are to borrowers within the State of Washington.

   Real estate owned, which is comprised of foreclosed real estate loans, increased to $1.3 million at December 31, 1999, from $901,000 at December 31, 1998. During 1999, the Company foreclosed on $964,000 of loans collateralized by real estate and transferred the real estate to REO. Also, the Company reduced REO by $602,000, with proceeds of $562,000 from sales and net losses on sales of $4,000, and write-downs of $36,000. At December 31, 1999, REO consisted of two foreclosed properties.

   Total nonperforming assets totaled $5.8 million, or 0.47% of period-end assets at December 31, 1999, compared to $6.3 million, or 0.59% of period-end assets at December 31, 1998.

Provision and Allowance for Loan Losses

   The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

    1. Formula based allowances calculated on minimum thresholds and historical performance of the portfolio for the past five years.

    2. Specific allowances for identified problem loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

    3.  Unallocated allowance.

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

    2.  Credit quality trends, including trends in non-performing loans

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

   At December 31, 1999, the Company's allowance for loan losses was $10.0 million, or 0.95% of the total loan portfolio, and 168.7% of nonperforming loans. This compares with an allowance of $9.0 million, or 1.09% of the total loan portfolio, and 167% of nonperforming loans, at December 31, 1998. The decrease in the allowance as a percentage of loans was due primarily to the $219.4 million growth in loans during 1999.

   During the year ended December 31, 1999, the Company set aside $2.4 million as a provision for loan losses as compared with $1.9 million during 1998. For the years ended December 31, 1999, 1998 and 1997, net loan charge-offs amounted to $1.4 million, $1.3 million, and $1.6 million, respectively.

   During 1999, there were no changes in estimation methods or assumptions that affected the Company's methodology for assessing the appropriateness of the allowance, except that certain changes in assumptions regarding the effect of portfolio maturity and of economic and business conditions on borrowers affected the assessment of the appropriate provision for the year 1999. In 1997 management concluded that loss potential had increased in the loan portfolio as a result of average annual growth in the portfolio of approximately 31% since 1993 combined with indications of a business downturn resulting from the effect of global economic conditions from the Asian financial crisis and, in particular, potential adverse effects on the aerospace, foreign trade and timber industries. This judgement was made despite the absence of a manifested increase in nonaccrual loans or nonperforming assets but after considering the additional factors management considers when determining the adequacy of the allowance, as discussed above. Thus management substantially increased the provision in 1997 to reserve for such loss potential.

   During 1998, nonperforming loan levels did rise significantly but the reasons for the increase were determined by management to be a reflection of the maturing of the portfolio rather than problems in the aerospace, foreign trade and timber industries. Those borrowers who were downgraded to nonperforming status received close supervision by the Bank with the objective of seeing substantial improvement in performance or elimination from the portfolio by refinancing outside the Bank or other means. Progress in improving their condition was made by several borrowers during 1998. Also, the stability of other borrowers despite the downturn convinced management that a similarly large provision in 1998 was not required. Thus the 1998 provision was reduced to an amount which did not anticipate further significant deterioration in the quality of the loan portfolio.

   In 1999, the Company's experience with loan losses was consistent with prior years. However, its loan loss reserve as a percentage of total loans declined due to rapid growth in the loan portfolio. Management anticipates that continued growth of the loan portfolio will require increases in the loan loss provision during the year 2000. In addition, the increased provision is intended to protect against any slowdown in the local economy, which could result in deteriorating credit quality.

   The following table provides an analysis of net losses by loan type for the last five years.

                                             December 31,
                            --------------------------------------------------
                               1999       1998      1997      1996      1995
                            ----------  --------  --------  --------  --------
                                        (dollars in thousands)
Total loans, net at end of
 period(1)................  $1,048,006  $828,639  $685,889  $523,151  $418,057
Daily average loans.......     927,373   748,587   613,671   473,887   373,560
                            ----------  --------  --------  --------  --------
Balance of allowance for
 loan losses at beginning
 of period................  $    9,002  $  8,440  $  5,282  $  4,340  $  3,175
Charge-offs:
  One-to four-family
   residential
   construction...........        (314)      (57)     (364)       (7)
  Commercial business.....      (1,006)   (1,195)   (1,025)     (514)     (148)
  Consumer................        (299)     (333)     (270)     (199)     (119)
                            ----------  --------  --------  --------  --------
    Total charge-offs.....      (1,619)   (1,585)   (1,659)     (720)     (267)
Recoveries:
  One-to four-family
   residential............                               1         7
  Commercial business.....         118       175        43        17        45
  Consumer................          66        72        47         3         5
                            ----------  --------  --------  --------  --------
    Total recoveries......         184       247        91        27        50
                            ----------  --------  --------  --------  --------
  Net charge-offs.........      (1,435)   (1,338)   (1,568)     (693)     (217)
Provision charged to
 expense..................       2,400     1,900     4,726     1,635     1,382
                            ----------  --------  --------  --------  --------
Balance of allowance for
 loan losses at end of
 period...................  $    9,967  $  9,002  $  8,440  $  5,282  $  4,340
Net charge-off to average
 loans outstanding........        0.16%     0.18%     0.26%     0.15%     0.06%
Allowance for loan losses
 to loans.................        0.95      1.09      1.23      1.01      1.04
Allowance for loan losses
 to nonperforming loans...      168.70    167.14    569.50    231.57    907.95

--------
(1) Excludes loans held for sale

Securities

   The Company's securities (securities available for sale and securities held to maturity) decreased by $12.0 million to $88.1 million from year-end 1998 to year-end 1999. The Company had no sales of securities during 1999. Purchases during the year totaled $10.4 million while maturities and prepayments totaled $17.4 million. U.S. Treasury and government agency securities comprise 80.1% of the investment portfolio, with mortgage-backed securities at 10.7% and state and municipal securities at 7.5%. The average maturity of the securities portfolio was 5 years, 3 months at December 31, 1999.

   Approximately 92.0% of the Company's securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates and/or significant prepayment risk. For further information on investment securities, including gross unrealized gains and losses in the portfolio and gross realized gains and losses on sales of securities, see Note 5 to the consolidated financial statements.

Premises and Equipment

   In 1999, fixed assets increased $2.1 million, or 5.6% from 1998. The net change includes purchases of $5.3 million, disposals of $2,000 and depreciation expense of $3.2 million. The Company's capital expenditures in 2000 are anticipated to be approximately $14.0 million. Such expenditures are expected to include approximately $12.8 million for new buildings and for remodeling existing structures, and $1.2 million for new furniture, equipment, and software.

Liquidity and Sources of Funds

   The Company's primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

   The Company experienced overall average deposit growth of 22.2% and 24.0% in 1999 and 1998, respectively. All categories of deposits increased during both years. The increase occurred primarily in "core deposits." The average interest-bearing and noninterest-bearing demand deposits increased 31.0% and 23.3%, respectively, in 1999, and 28.4% and 34.0%, respectively in 1998.

   Average deposits are summarized in the following table:

                                            Years ended December 31,
                                  --------------------------------------------
                                    1999     1998     1997     1996     1995
                                  -------- -------- -------- -------- --------
                                                 (in thousands)
Demand and other noninterest-
 bearing......................... $184,094 $149,353 $111,492 $ 74,940 $ 54,878
Interest-bearing demand..........  376,079  287,007  223,514  160,020   97,326
Savings..........................   45,478   39,768   38,301   32,438   33,145
Certificates of deposit..........  388,445  337,557  282,899  240,214  203,978
                                  -------- -------- -------- -------- --------
  Total average deposits......... $994,096 $813,685 $656,206 $507,612 $389,327
                                  ======== ======== ======== ======== ========

   The Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 1999 and management anticipates continued use of such deposits to fund increasing loan demand. During 1999, total deposits increased $105.2 million to $1.0 billion at December 31, 1999. Brokered and other wholesale deposits (excluding public deposits) increased $18.0 million to $25.3 million, or 2.43% of total deposits, at December 31, 1999, from $7.3 million, or 0.78% of total deposits, at December 31, 1998.

   Brokered and other wholesale deposits are summarized below. The average interest rate for these deposits was 5.60% and 5.59% at December 31, 1999 and 1998, respectively.

                                                         December 31,
                                               --------------------------------
                                                     1999            1998
                                               ---------------- ---------------
                                                       Percent         Percent
                                                       of Total        of Total
Amount maturing:                               Amount  Deposits Amount Deposits
----------------                               ------- -------- ------ --------
                                                    (dollars in thousands)
  Due within 1 year........................... $ 5,327   0.51%  $2,000   0.21%
  After 1 but within 3 years..................   9,000   0.86    5,327   0.57
  After 3 but within 5 years..................  11,000   1.06
                                               -------   ----   ------   ----
    Total brokered and other wholesale
     deposits................................. $25,327   2.43%  $7,327   0.78%
                                               =======   ====   ======   ====

   The increase in deposits during 1999 is largely due to the Company's growth strategy. The following table is a summary of year-end deposits by county.

                                                        December 31,
                                            ------------------------------------
                                                                    Increase
                                                                ----------------
                                               1999      1998    Amount  Percent
                                            ---------- -------- -------- -------
                                                       (in thousands)

Pierce County.............................. $  737,268 $678,019 $ 59,281   8.7%
All other counties.........................    306,276  260,326   45,950  17.7
                                            ---------- -------- --------  ----
    Total.................................. $1,043,544 $938,345 $105,231  11.2%
                                            ========== ======== ========  ====

Borrowings

   The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At December 31, 1999, the Company had short-term advances of $83.7 million at an interest rate of 5.70%. During 1999 strong loan growth exceeded deposit growth, as a result the Company utilized short-term borrowings from the FHLB for funding. At December 31, 1999 the maximum borrowing line from the FHLB was $123.8 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

   The Company, in addition to the FHLB maintains a borrowing relationship with another financial institution. At December 31, 1999, the Company had $3.0 million in long-term borrowings.

   At December 31, 1999, 1998, and 1997, average short-term (original maturity of one year or less) borrowings did not exceed 30 percent of shareholders equity at the end of the period.

Interest Rate Sensitivity

   Columbia Bank is exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. Generally, there are four sources of interest rate risk as described below:

     Repricing risk--Generally, repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution's assets and liabilities.

     Basis risk--Basis risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

     Yield curve risk--Yield curve risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.

     Option risk--In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.

   The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines further provide that in the event of an increase in interest rate risk beyond preestablished limits, management will consider steps to reduce interest rate risk to acceptable levels.

   The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

   The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. The amounts in the table are derived from the Company's internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a substantial increase in market interest rates.

                                       Estimated Maturity or Repricing
                          ---------------------------------------------------------------
                            0-3       4-12        1-5       5-10    More than
    December 31, 1999      months    months      years     years    10 years     Total
    -----------------     --------  ---------   --------  --------  ---------  ----------
                                           (dollars in thousands)
Interest-Earning Assets
Interest-earning
 deposits...............  $    170                                             $      170
Securities..............       571              $ 11,303  $ 61,218  $ 21,937       95,029
Loans:
  Business and
   commercial real
   estate...............   374,762  $  32,608    261,338    27,619     4,098      700,425
  One- to four-family
   and owner-occupied
   residential real
   estate...............    56,066     49,498    107,508     8,881    18,606      240,559
  Consumer..............    17,972     42,581     33,683     9,747     4,158      108,141
                          --------  ---------   --------  --------  --------   ----------
   Total interest-
    earning assets......  $449,541  $ 124,687   $413,832  $107,465  $ 48,799   $1,144,324
                          ========  =========   ========  ========  ========   ==========
Noninterest-earning
 assets.................                4,360                         88,473       92,833
                          --------  ---------   --------  --------  --------   ----------
   Total assets.........  $449,541  $ 129,047   $413,832  $107,465  $137,272   $1,237,157
                          ========  =========   ========  ========  ========   ==========
Percent of total
 interest-earning
 assets.................     39.29%     10.90 %    36.16%     9.39%     4.26%      100.00%
                          ========  =========   ========  ========  ========   ==========
Interest-Bearing
 Liabilities
Deposits:
  Money market
   checking.............  $ 98,749  $  98,749   $ 98,748                       $  296,246
  NOW accounts..........    20,136                80,545                          100,681
  Savings accounts......    15,192                        $ 15,192  $ 15,192       45,576
  Time certificates of
   deposit..............   100,315    239,247     80,652        20                420,234
FHLB advances...........    83,700                                                 83,700
Other borrowings........                3,000                                       3,000
                          --------  ---------   --------  --------  --------   ----------
   Total interest-
    bearing
    liabilities.........  $318,092  $ 340,996   $259,945  $ 15,212  $ 15,192   $  949,437
                          ========  =========   ========  ========  ========   ==========
Noninterest-bearing
 liabilities and
 equity.................   144,671                36,168             106,881      287,720
                          ========  =========   ========  ========  ========   ==========
   Total liabilities and
    equity..............  $462,763  $ 340,996   $296,113  $ 15,212  $122,073   $1,237,157
                          ========  =========   ========  ========  ========   ==========
Percent of total
 interest-earning
 assets.................     27.80%     29.79 %    22.71%     1.33%     1.33%       82.96%
                          ========  =========   ========  ========  ========   ==========
Rate sensitivity gap....  $131,449  $(216,309)  $153,887  $ 92,253  $ 33,607   $  194,887
Cumulative rate
 sensitivity gap........   131,449    (84,860)    69,027   161,280   194,887
                          --------  ---------   --------  --------  --------   ----------
Rate sensitivity gap as
 a percentage of
 interest-earning
 assets.................     11.49%    (18.89)%    13.45%     8.06%     2.93%       17.04%
Cumulative rate
 sensitivity gap as a
 percentage of interest-
 earning assets.........     11.49%     (7.40)%     6.05%    14.11%    17.04%
                          ========  =========   ========  ========  ========   ==========

Interest Rate Sensitivity on Net Interest Income

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

   Based on the results of the simulation model as of December 31, 1999, the Company would expect an increase in net interest income of $2.8 million and a decrease in net interest income of $966,000 if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model as of December 31, 1998, the Company would expect an increase in net interest income of $470,000 and a decrease in net interest income of $461,000 if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period.

Income Tax

   For the years ending December 31, 1999, 1998 and 1997, the Company recorded income tax provisions of $5.9 million, $5.2 million and $2.8 million, respectively.

Capital

   Shareholders' equity increased to $99.2 million at December 31, 1999, from $89.6 million at December 31, 1998. The increase is due primarily to net income for the year of $11.7 million. Shareholders' equity was 8.02% and 8.45% of total assets at December 31, 1999 and December 31, 1998, respectively.

   Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At December 31, 1999, the Company's leverage ratio was 8.46%, compared with 8.72% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 9.12% and 10.01%, respectively, at December 31, 1999, compared with 9.89% and 10.88%, respectively, at December 31, 1998.

   During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at December 31, 1999. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

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

Impact of Inflation and Changing Prices

   The impact of inflation on the Company's operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Impact of the Year 2000 Issue (Y2K)

   Many existing computer systems, including the systems used by the Company, originally used only two digits to identify a year in the date field. These programs were designed and developed without taking into account the recent change in the century. It was feared that the failure of any of these systems to recognize the year 2000 could have a material effect on a company's business, results of operations, and/or financial condition. At the century date change on January 1, 2000, the Company's operations and electronic systems did not incur any breakdowns, stoppages, complications or interruptions of any type. In addition, all outside service and utility providers that the Company subscribes to experienced no service interruptions, and to the best of the Company's knowledge, its customers experienced few, if any, problems. The Company developed a comprehensive Year 2000 contingency plan. The Company's new state-of-the-art operations center has a generator backup to run the entire facility. All branch offices have special procedures in order to operate without the usual telecommunications links so that, in the event of a telecommunications failure, the Company is able to process its data through a remote site. Although the Company has taken precautions to assure its technology is Y2K ready, should any complications arise in the future, the Company is prepared to address such potential problems or situations. Expenses incurred to prepare the Company for the year 2000 did not have a material effect on its financial results for the year ended December 31, 1999.

              QUARTERLY COMMON STOCK PRICES AND DIVIDEND PAYMENTS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol COLB. Price information generally appears daily in the Nasdaq National Market Issues section of The Wall Street Journal and in most major Pacific Northwest metropolitan newspapers. On December 31, 1999, the last sale price for the Company's stock in the over-the-counter market was $13 1/8.

   The Company presently intends to retain earnings to support anticipated growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future. Please refer to the "Capital" section of the "Management Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 12 to the consolidated financial statements, contained elsewhere in this report, for regulatory capital requirements and restrictions on dividends to shareholders.

   At December 31, 1999, the number of shareholders of record was 1,356. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

   The following are high and low sales prices as reported in Nasdaq according to information furnished by the National Association of Securities Dealers. Prices do not include retail mark-ups, mark-downs or commissions.

     1999                                                      High     Low
     ----                                                      ----     ----
     First quarter............................................ $17 3/4  $ 15
     Second quarter...........................................  17 7/16  13 7/8
     Third quarter............................................  16 1/4   12 1/2
     Fourth quarter...........................................  16 1/2   12 7/8
     For the year............................................. $17 3/4   12 1/2
     1998                                                      High     Low
     ----                                                      ----     ----
     First quarter............................................ $21 1/4  $17 7/8
     Second quarter...........................................  27 5/32  19 7/8
     Third quarter............................................  23 1/2   14 3/8
     Fourth quarter...........................................  22 1/2   15 7/16
     For the year.............................................  27 5/32  14 3/8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

   We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Seattle, Washington
January 28, 2000

                         COLUMBIA BANKING SYSTEM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years ended December
                                                                   31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                          (in thousands except
                                                               per share)
Interest Income
Loans................................................... $77,807 $66,858 $56,176
Securities available for sale...........................   5,619   4,696   3,800
Securities held to maturity.............................     287     419     628
Deposits with banks.....................................     639   1,654   1,457
                                                         ------- ------- -------
  Total interest income.................................  84,352  73,627  62,061
Interest Expense
Deposits................................................  32,898  29,759  24,775
Federal Home Loan Bank advances.........................   1,939   1,908   1,971
Other borrowings........................................       6              84
                                                         ------- ------- -------
  Total interest expense................................  34,843  31,667  26,830
                                                         ------- ------- -------
Net Interest Income.....................................  49,509  41,960  35,231
Provision for loan losses...............................   2,400   1,900   4,726
                                                         ------- ------- -------
  Net interest income after provision for loan losses...  47,109  40,060  30,505
Noninterest Income
Service charges and other fees..........................   5,812   4,414   3,498
Mortgage banking........................................   1,063   1,677   1,032
Merchant services fees..................................   2,655   1,617   1,140
Gains on sales of loans, net............................                   1,035
Other...................................................     616     474     401
Key man life insurance..................................                   3,518
                                                         ------- ------- -------
  Total noninterest income..............................  10,146   8,182  10,624
Noninterest Expense
Compensation and employee benefits......................  19,789  15,816  13,329
Occupancy...............................................   6,520   5,215   4,488
Merchant processing.....................................   1,359     801     585
Advertising and promotion...............................   1,712   1,848   1,264
Data processing.........................................   1,976   1,731   1,544
Taxes, licenses & fees..................................   1,485   1,320     990
Other...................................................   6,803   6,063   5,632
Merger expenses.........................................                   1,234
                                                         ------- ------- -------
  Total noninterest expense.............................  39,644  32,794  29,066
                                                         ------- ------- -------
Income before income taxes..............................  17,611  15,448  12,063
Provision for income taxes..............................   5,941   5,247   2,788
                                                         ------- ------- -------
Net Income.............................................. $11,670 $10,201 $ 9,275
                                                         ======= ======= =======
Net Income Per Common Share:
  Basic................................................. $  1.10 $  0.97 $  0.89
  Diluted...............................................    1.08    0.94    0.87
Average number of common shares outstanding.............  10,593  10,548  10,369
Average number of diluted common shares outstanding.....  10,843  10,877  10,674

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (in thousands)
                         ASSETS
Cash and due from banks................................. $   43,027  $   53,602
Interest-earning deposits with banks....................        170      22,816
                                                         ----------  ----------
      Total cash and cash equivalents...................     43,197      76,418
Securities available for sale (fair value)..............     81,029      93,726
Securities held to maturity (fair value of $7,040 and
 $6,505, respectively)..................................      7,084       6,358
FHLB stock..............................................      6,916       5,550
Loans held for sale.....................................      5,479      10,023
Loans, net of unearned income...........................  1,048,006     828,639
  Less: allowance for loan losses.......................      9,967       9,002
                                                         ----------  ----------
      Loans, net........................................  1,038,039     819,637
Interest receivable.....................................      7,609       6,420
Premises and equipment, net.............................     39,166      37,077
Real estate owned.......................................      1,263         901
Other...................................................      7,375       3,809
                                                         ----------  ----------
      Total Assets...................................... $1,237,157  $1,059,919
                                                         ==========  ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing..................................... $  181,716  $  180,445
Interest-bearing........................................    861,828     757,900
                                                         ----------  ----------
      Total deposits....................................  1,043,544     938,345
Federal Home Loan Bank advances.........................     83,700      25,000
Other borrowings........................................      3,000
Other liabilities.......................................      7,699       7,008
                                                         ----------  ----------
      Total liabilities.................................  1,137,943     970,353

Commitments and contingent liabilities
 (Note 14)

Shareholders' equity:
  Preferred stock (no par value)
    Authorized, 2 million shares; none
     outstanding

                                          December 31,
                                         ---------------
                                          1999    1998
                                         ------- -------
  Common stock (no par value)
    Authorized shares...................  47,250  47,250
    Issued and outstanding..............  10,603  10,050     78,285      68,612
  Retained earnings.....................                     23,916      20,616
Accumulated other comprehensive income
 (loss):
  Unrealized gains (losses) on
   securities available for sale, net of
   tax..................................                     (2,987)        338
                                                         ----------  ----------
      Total shareholders' equity........                     99,214      89,566
                                                         ----------  ----------
      Total Liabilities and
       Shareholders' Equity.............                 $1,237,157  $1,059,919
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Common stock               Accumulated
                          -----------------               Other         Total
                          Number of         Retained  Comprehensive Shareholders'
                           Shares   Amount  Earnings  Income (Loss)    Equity
                          --------- ------- --------  ------------- -------------
                                              (in thousands)
Balance at December 31,
 1996...................    9,360   $62,980 $ 5,282      $   (38)      $68,224
Comprehensive income:
  Net income for 1997...                      9,275
  Change in unrealized
   gains and (losses) on
   securities available
   for sale, net of
   tax..................                                      75
    Total comprehensive
     income.............                                                 9,350
Issuance of stock under
 stock option and other
 plans..................      117       779                                779
Issuance of shares of
 common stock-- 5% stock
 dividend...............      391     4,142  (4,142)
                           ------   ------- -------      -------       -------
Balance at December 31,
 1997...................    9,868    67,901  10,415           37        78,353
Comprehensive income:
  Net income for 1998...                     10,201
  Change in unrealized
   gains and (losses) on
   securities available
   for sale, net of
   tax..................                                     301
    Total comprehensive
     income.............                                                10,502
Issuance of stock under
 stock option and other
 plans..................      182       711                                711
                           ------   ------- -------      -------       -------
Balance at December 31,
 1998...................   10,050    68,612  20,616          338        89,566
Comprehensive income:
  Net income for 1999...                     11,670
  Change in unrealized
   gains and (losses) on
   securities available
   for sale, net of
   tax..................                                  (3,325)
    Total comprehensive
     income.............                                                 8,345
Issuance of stock under
 stock option and other
 plans..................       49     1,303                              1,303
Issuance of shares of
 common stock-- 5% stock
 dividend...............      504     8,370  (8,370)
                           ------   ------- -------      -------       -------
Balance at December 31,
 1999...................   10,603   $78,285 $23,916      $(2,987)      $99,214
                           ======   ======= =======      =======       =======

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                       (in thousands)
Operating Activities
Net income....................................  $  11,670  $  10,201  $   9,275
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses...................      2,400      1,900      4,726
  Deferred income tax expense (benefit).......       (724)        30        956
  Losses on real estate owned.................          4         35        105
  Depreciation and amortization...............      2,270      2,304      2,189
  Net realized (gains) losses on sale of
   assets.....................................          2        (55)      (971)
  (Increase) decrease in loans held for sale..      4,544     (5,646)     6,964
  Increase in interest receivable.............     (1,189)    (1,397)      (903)
  Increase in interest payable................      1,109        660        528
  Net changes in other assets and
   liabilities................................     (1,561)      (883)    (3,546)
                                                ---------  ---------  ---------
    Net cash provided by operating
     activities...............................     18,525      7,149     19,323

Investing Activities
Proceeds from maturities of securities
 available for sale...........................     15,191     49,250     25,337
Purchase of securities available for sale.....     (8,150)   (82,780)   (34,286)
Proceeds from maturities of mortgage-backed
 securities available for sale................        625      5,075      3,814
Purchase of mortgage-backed securities
 available for sale...........................                (8,710)
Proceeds from maturities of securities held to
 maturity.....................................      1,559      4,698      4,414
Purchases of securities held to maturity......     (2,287)    (1,380)    (1,470)
Purchases of FHLB stock.......................       (927)                 (174)
Loans originated and acquired, net of
 principal collected..........................   (220,761)  (144,585)  (173,877)
Proceeds from sales of loans..................                           10,177
Purchases of premises and equipment...........     (5,324)   (12,546)   (11,043)
Proceeds from disposal of premises and
 equipment....................................         10         20        400
Proceeds from sale of real estate owned.......        562        308        588
Other, net....................................       (446)      (419)      (454)
                                                ---------  ---------  ---------
    Net cash used by investing activities.....   (219,948)  (191,069)  (176,574)
Financing Activities
Net increase in deposits......................    105,199    197,915    143,926
Net increase in short-term borrowings.........      3,000
Proceeds from FHLB advances...................     83,700                25,000
Repayment of FHLB advances....................    (25,000)   (14,000)   (20,000)
Proceeds from issuance of common stock, net...      1,303        711        779
                                                ---------  ---------  ---------
    Net cash provided by financing
     activities...............................    168,202    184,626    149,705
                                                ---------  ---------  ---------
      Increase (decrease) in cash and cash
       equivalents............................    (33,221)       706     (7,546)
      Cash and cash equivalents at beginning
       of period..............................     76,418     75,712     83,258
                                                ---------  ---------  ---------
    Cash and cash equivalents at end of
     period...................................  $  43,197  $  76,418  $  75,712
                                                =========  =========  =========


Supplemental information:
Cash paid for interest........................  $  33,734  $  31,007  $  26,302
Cash paid for income taxes....................      6,586      5,547      3,380
Transfer from securities available for sale to
 held to maturity.............................                              996
Loans foreclosed and transferred to real
 estate owned.................................        921      1,000        440

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1. Summary of Significant Accounting Policies

   In the opinion of management, all adjustments including normal recurring accruals necessary for a fair presentation of results of operations for all periods included herein have been made. The results of operations for the year ending December 31, 1999 are not necessarily indicative of results to be anticipated for future periods.

Consolidation

   The consolidated financial statements of the Company include the accounts of the corporation and its wholly owned subsidiary after the elimination of all material intercompany transactions and accounts.

Accounting Treatment of Mergers

   All mergers consummated during the reported periods qualify for "pooling of interests" accounting treatment. Under the pooling of interests method of accounting, the historical basis of the assets, liabilities, and equity are combined and carried forward at their previously recorded amounts. The statement of operations and other financial statements after the mergers are restated retroactively as if the mergers had taken place prior to the periods covered by such financial statements. No recognition of goodwill arising from the mergers is required under the pooling of interests accounting method.

Securities Available for Sale

   Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded net of tax as "other comprehensive income" in the consolidated statements of shareholders' equity. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risk.

Securities Held to Maturity

   Securities held to maturity are those securities which the Company has both the ability and intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities until maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method.

   Other than temporary declines in fair value are recognized as a reduction in current earnings. Gains and losses on the sale of all securities are determined using the specific identification method.

Loans

   Loans are stated at their principal amount outstanding, less any unamortized discounts and deferred net loan fees. Loans held for sale are carried at the lower of cost or market value. The amount by which cost exceeds market for loans held for sale is accounted for as a valuation allowance, and changes in the allowance are included in the determination of net income in the period in which the change occurs.

   The current policy of the Company is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

   Premiums or discounts on loans purchased and sold are amortized, using the interest method, over periods which approximate the average life of the loans.

Loan Fee Income

   Loan origination fees and direct loan origination costs are deferred and the net amount is recognized as an adjustment to yield over the contractual life of the related loans. Fees related to lending activity other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.

Allowance for Loan Losses

   The allowance for loan losses is maintained at a level believed to be sufficient to absorb probable losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a number of factors, including the level of nonperforming loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values and uncertainties in economic conditions.

   The Bank evaluates commercial real estate, real estate construction, and commercial business loans for impairment on an individual basis. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off.

Premises and Equipment

   Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. Gains or losses on dispositions are reflected in operations. Expenditures for improvements and major renewals are capitalized, and ordinary maintenance, repairs and small purchases are charged to operations as incurred.

Real Estate Owned

   All real estate acquired in satisfaction of a loan is considered held for disposal and reported as "real estate owned." Real estate owned is carried at the lower of cost or fair value less estimated cost of disposal. Cost at the time of foreclosure is defined as the fair value of the asset less estimated disposal costs.

Income Tax

   The provision for income tax is based on income and expense reported for financial statement purposes, using the "asset and liability method" for accounting for deferred income tax. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets for which it is more likely than not that the deferred tax asset will not be realized.

Earnings Per Share

   Earnings per share is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options increasing the shares outstanding for diluted earnings per share by 250,000, 313,000, and 291,000 in 1999, 1998, and 1997, respectively.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan losses, valuation allowance on deferred tax assets, depreciation of premises and equipment and others.

Statement of Cash Flows

   The accompanying consolidated statements of cash flows have been prepared using the "indirect" method for presenting cash flows from operating activities. For purposes of this statement, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold.

Reclassification

   Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income.

Prospective Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB has delayed the implementation date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company currently has no activity in derivative instruments and hedging activities, and does not expect the adoption of SFAS No. 133 to have a material effect on the financial statements.

2. Stock Dividend and Stock Split

   On April 28, 1999, the Company announced a 5% stock dividend payable on May 26, 1999, to shareholders of record on May 12, 1999. On April 22, 1998, the Company announced a three shares for two stock split payable on May 20, 1998, to shareholders of record on May 6, 1998. On April 23, 1997, the Company announced a 5% stock dividend payable on May 22, 1997, to shareholders of record on May 8, 1997. Average shares outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to these transactions.

3. Business Combinations / Restructuring

   On December 1, 1997, the Company merged with Cascade Bancorp ("Cascade") and Bank of Fife ("Fife"). At December 1, 1997, Cascade Bancorp had assets of $90.3 million, deposits of $78.7 million and shareholders' equity of $6.8 million. At December 1, 1997, Bank of Fife had assets of $34.0 million, deposits of $30.2 million and shareholders' equity of $3.5 million. The Company issued 1,185,196 shares of common stock to complete the merger with Cascade Bancorp and 488,540 shares to complete the merger with Bank of Fife. The mergers were treated as a pooling of interests. The financial information presented in this document reflects the pooling of interests method of accounting for both mergers. Accordingly, under generally accepted accounting principles, the assets, liabilities and shareholders' equity of Cascade Bancorp and Bank of Fife were recorded on the books of the resulting institution at their values as reported on the books of Cascade Bancorp and Bank of Fife immediately prior to the consummation of the mergers. No goodwill was created in the mergers. This presentation required the restatement of prior periods as if the companies had been combined for all years presented.

4. Restrictions on Subsidiary Cash, Loans and Dividends

   Columbia Bank is required to maintain reserve balances with the Federal Reserve Bank. The average required reserves for the year ended December 31, 1999 were approximately $5.7 million. The required reserves are based on specified percentages of the Bank's total average deposits, which are established by the Federal Reserve Board.

   Under Federal Reserve regulations, Columbia Bank, generally, is limited as to the amount it may loan to the Company, to 10% of its capital stock and additional paid-in capital. Such loans must be collateralized by specified obligations.

   Under Washington State banking regulations, Columbia Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank's net profits then on hand, less any required transfers to additional paid-in capital.

5. Securities

   At December 31, 1999, there were no securities of any issuer, other than the U.S. Government and its agencies and corporations, that exceeded ten percent of shareholders' equity.

   The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale.

                         Securities Available for Sale

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
                                                     (in thousands)
December 31, 1999:
  U.S. Treasury & government agency.....  $74,517     $  7     $(3,902)  $70,622
  Mortgage-backed.......................   10,043                 (627)    9,416
  Other securities......................      994                   (3)      991
                                          -------     ----     -------   -------
    Total...............................  $85,554     $  7     $(4,532)  $81,029
                                          =======     ====     =======   =======
December 31, 1998:
  U.S. Treasury & government agency.....  $81,549     $474               $82,023
  Mortgage-backed.......................   10,672        1                10,673
  Other securities......................      992       38                 1,030
                                          -------     ----     -------   -------
    Total...............................  $93,213     $513               $93,726
                                          =======     ====     =======   =======
December 31, 1997:
  U.S. Treasury & government agency.....  $48,178     $ 78               $48,256
  Mortgage-backed.......................    7,046              $   (27)    7,019
  Other securities......................      990       14                 1,004
                                          -------     ----     -------   -------
    Total...............................  $56,214     $ 92     $   (27)  $56,279
                                          =======     ====     =======   =======

   There were no sales of securities available for sale during the years ended December 31, 1999, 1998, and 1997.

   At December 31, 1999 and 1998, securities available for sale with a fair value of $25.5 million and $4.8 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

   The following table summarizes the amortized cost, fair value, and average yield of securities available for sale by contractual maturity groups:

                                                           December 31, 1999
                                                        -----------------------
                                                        Amortized  Fair
                                                          Cost     Value  Yield
                                                        --------- ------- -----
                                                            (in thousands)
U.S. Government Agency
After 1 but within 5 years.............................  $38,721  $37,102 5.68%
After 5 but within 10 years............................   35,495   33,235 6.07%
After 10 years.........................................      301      285 7.05%
                                                         -------  ------- ----
  Total................................................  $74,517  $70,622 5.87%
                                                         =======  ======= ====
Mortgage-Backed Securities(1)
After 1 but within 5 years.............................  $ 1,937  $ 1,906 6.35%
After 10 years.........................................    8,106    7,510 5.99%
                                                         -------  ------- ----
  Total................................................  $10,043  $ 9,416 6.06%
                                                         =======  ======= ====
Other Securities
After 1 but within 5 years.............................  $   994  $   991 6.74%
                                                         -------  ------- ----
  Total................................................  $   994  $   991 6.74%
                                                         =======  ======= ====

--------
(1) The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

   The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities held to maturity.

                          Securities Held To Maturity

                                                      Gross      Gross
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
                                                      (in thousands)
December 31, 1999:
  State and municipal securities.........  $6,587      $ 12       $(54)   $6,545
  Other Securities.......................     497                   (2)      495
                                           ------      ----       ----    ------
    Total................................  $7,084      $ 12       $(56)   $7,040
                                           ======      ====       ====    ======
December 31, 1998:
  U.S. Treasury & government agency......  $  497      $  7               $  504
  State and municipal securities.........   5,115       121                5,236
  Other Securities.......................     496        18                  514
  FHLMC preferred stock..................     250         1                  251
                                           ------      ----       ----    ------
    Total................................  $6,358      $147               $6,505
                                           ======      ====       ====    ======
December 31, 1997:
  U.S. Treasury & government agency......  $4,743      $  8               $4,751
  State and municipal securities.........   4,191        54                4,245
  Other Securities.......................     495         6                  501
  FHLMC preferred stock..................     250         7                  257
                                           ------      ----       ----    ------
    Total................................  $9,679      $ 75               $9,754
                                           ======      ====       ====    ======

   The following table summarizes the amortized cost, fair value, and average yield of securities held to maturity by contractual maturity groups:

                                                           December 31, 1999
                                                       -------------------------
                                                       Amortized  Fair
                                                         Cost    Value  Yield(2)
                                                       --------- ------ --------
                                                            (in thousands)
State and Municipal Securities(2)
Due within 1 year.....................................  $  933   $  933   6.13%
After 1 but within 5 years............................   3,927    3,920   6.45%
After 5 but within 10 years...........................   1,727    1,692   6.33%
                                                        ------   ------   ----
  Total...............................................  $6,587   $6,545   6.37%
                                                        ======   ======   ====
Other Securities
After 1 but within 5 years............................  $  497   $  495   6.77%
                                                        ------   ------   ----
  Total...............................................  $  497   $  495   6.77%
                                                        ======   ======   ====

--------
(2) Yields on fully taxable equivalent basis, based on a marginal tax rate of 34%.

   There were no sales of securities held to maturity during the years ended December 31, 1999, 1998, and 1997.

6. Loans

   The following is an analysis of the loan portfolio by major types of loans:

                                                             December 31,
                                                          --------------------
                                                             1999       1998
                                                          ----------  --------
                                                            (in thousands)
Commercial business...................................... $  426,060  $332,638
Real estate:
  One- to four-family residential........................     64,669    61,132
  Five or more family residential and commercial
   properties............................................    377,708   291,868
                                                          ----------  --------
    Total real estate....................................    442,377   353,000

Real estate construction:
  One- to four-family residential........................     32,742    26,444
  Five or more family residential and commercial
   properties............................................     45,886    23,213
                                                          ----------  --------
    Total real estate construction.......................     78,628    49,657

Consumer.................................................    103,296    94,572
                                                          ----------  --------
Subtotal.................................................  1,050,361   829,867
Less deferred loan fees, net and other...................     (2,355)   (1,228)
                                                          ----------  --------
    Total loans.......................................... $1,048,006  $828,639
                                                          ==========  ========
Loans held for sale...................................... $    5,479  $ 10,023
                                                          ==========  ========

   The following table summarizes certain information related to nonperforming loans:

                                                               December 31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (in thousands)
Loans accounted for on a nonaccrual basis................. $4,360 $3,603 $1,462
Restructured loans........................................    187  1,783     20
                                                           ------ ------ ------
  Total nonperforming loans............................... $4,547 $5,386 $1,482
                                                           ====== ====== ======
Originally contracted interest............................ $  385 $  408 $   68
Recorded interest.........................................    191    221     12
                                                           ------ ------ ------
  Reduction in interest income............................ $  194 $  187 $   56
                                                           ====== ====== ======

   At December 31, 1999 and 1998, the recorded investment in impaired loans was $4.1 million and $4.6 million, respectively. The average recorded investment in impaired loans for the periods ended December 31, 1999, 1998 and 1997 were $4.5 million, $3.0 million, and $570,000, respectively.

   At December 31, 1999 and 1998, there were no commitments for additional funds for loans accounted for on a nonaccrual basis.

   At December 31, 1999 and 1998, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

   The Company's banking subsidiary has granted loans to officers and directors of the Company and their associates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $25.1 million and $27.6 million at December 31, 1999 and 1998, respectively. During 1999, $1.8 million of new related party loans were made, and repayments and transfers totaled $4.3 million.

7. Allowance for Loan Losses

   Transactions in the allowance for loan losses are summarized as follows:

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (in thousands)
   Balance at beginning of period.................... $ 9,002  $ 8,440  $ 5,282
   Loans charged off.................................  (1,619)  (1,585)  (1,659)
   Recoveries........................................     184      247       91
                                                      -------  -------  -------
     Net charge-offs.................................  (1,435)  (1,338)  (1,568)
   Provision charged to operating expense............   2,400    1,900    4,726
                                                      -------  -------  -------
     Balance at end of period........................ $ 9,967  $ 9,002  $ 8,440
                                                      =======  =======  =======

8. Premises and Equipment

   During 1999, the Company agreed to become the major tenant of a new office building in downtown Tacoma, the Columbia Bank Center. The Company's executive offices will be relocated to this new building upon completion in early 2001. The lease agreement is for 62,105 square feet at $115,000 per month. With an expiration date of January 1, 2016, the lease agreement provides for two renewal options of five years each. Currently, the Company's executive offices and the Main Office of Columbia Bank are located in approximately 51,000 square feet of leased space in downtown Tacoma. In February of 2000, the Company expects to reach an agreement to purchase the Main Office building. The purchase is expected to close in March 2000, and the Company intends to lease all floors of the 5 story building except for the first floor where the Main Office Branch is located. As of December 31, 1999, Columbia Bank had 15 offices in Pierce County, including the Main Office (7 leased and 8 owned), three offices in Longview (two owned and one leased), two offices in Bellevue (1 leased and 1 owned), two offices in Auburn (both owned), one office in Federal Way (owned), one office in Kent (owned), one office in Woodland (owned), one office in Olympia (leased), and one office in Port Orchard (owned). Commerce Plaza, one of Columbia Bank's banking offices in Longview, houses a retail banking office and other tenants. The Company currently is constructing permanent full service branch buildings at four of the leased branch locations.

   Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
   Land..................................................... $ 10,910  $  8,667
   Buildings................................................   22,579    21,337
   Leasehold improvements...................................    1,736     1,583
   Furniture and equipment..................................   14,429    13,180
   Vehicles.................................................      207       181
   Computer software........................................    2,345     2,610
                                                             --------  --------
     Total cost.............................................   52,206    47,558
   Less accumulated depreciation and amortization...........  (13,040)  (10,481)
                                                             --------  --------
     Total.................................................. $ 39,166  $ 37,077
                                                             ========  ========

   Total depreciation and amortization expense on buildings and furniture and equipment was $3.2 million, $2.6 million, and $2.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   The Company is obligated under various noncancellable lease agreements for property and equipment (primarily for land and buildings) which require future minimum rental payments, exclusive of taxes and other charges, as follows:

                                                                  Year Ending
                                                                  December 31,
                                                                      1999
                                                                 --------------
                                                                 (in thousands)
     2000.......................................................    $   917
     2001.......................................................      2,099
     2002.......................................................      2,016
     2003.......................................................      1,995
     2004.......................................................      1,857
     2005 and thereafter........................................     20,613
                                                                    -------
       Total minimum payments...................................    $29,497
                                                                    =======

   Total rental expense on buildings and equipment was $1.6 million for the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 1998 and 1997.

9. Federal Home Loan Bank Advances and Long-term Debt

   The Company had Federal Home Loan Bank (FHLB) short-term advances of $83.7 million at December 31, 1999, and long-term advances of $25.0 million at December 31, 1998. In addition, the Company had long-term debt of $3.0 million at December 31, 1999.

   FHLB advances and long-term debt are at the following interest rates:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
                                                                   (dollars in
                                                                   thousands)
     7.50....................................................... $ 3,000
     5.70.......................................................  83,700
     5.39.......................................................         $25,000
                                                                 ------- -------
       Total.................................................... $86,700 $25,000
                                                                 ======= =======

   Aggregate maturities of FHLB advances and long-term debt due in years ending after December 31, 1999, are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
     2000........................................................    $83,700
     2001........................................................      3,000

   FHLB advances are collateralized by a blanket pledge of residential real estate loans with a recorded value of approximately $100.4 million at December 31, 1999, and $30.0 million at December 31, 1998. Penalties are generally required for prepayments of certain long-term FHLB advances.

10. Income Tax

   The components of income tax expense are as follows:

                                                         Years Ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998   1997
                                                         ------  ------ -------
                                                            (in thousands)
     Current............................................ $6,665  $5,217 $ 4,258
     Deferred (benefit).................................   (724)     30  (1,470)
                                                         ------  ------ -------
       Total............................................ $5,941  $5,247 $ 2,788
                                                         ======  ====== =======

   Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                              December 31,
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
                                                             (in thousands)
   Deferred tax assets:
     Allowance for loan losses.............................. $ 3,444  $ 3,099
     Unrealized gain on investment securities available for
      sale..................................................   1,539
     Depreciation...........................................     402
                                                             -------  -------
       Total deferred tax assets............................   5,385    3,099
   Deferred tax liabilities:
     FHLB stock dividends...................................  (1,087)    (938)
     Unrealized gain on investment securities available for
      sale..................................................             (174)
     Depreciation...........................................             (100)
     Other..................................................    (169)    (195)
                                                             -------  -------
       Total deferred tax liabilities.......................  (1,256)  (1,407)
                                                             -------  -------
       Net deferred tax assets.............................. $ 4,129  $ 1,692
                                                             =======  =======

   A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows:

                                       Years Ended December 31,
                             ------------------------------------------------
                                  1999            1998            1997
                             --------------- --------------- ----------------
                             Amount  Percent Amount  Percent Amount   Percent
                             ------  ------- ------  ------- -------  -------
                                        (dollars in thousands)
   Income tax based on
    statutory rate.......... $5,988     34 % $5,252     34 % $ 4,101     34 %
   Increase (reduction)
    resulting from:
     Tax credits............    (68)    (0)     (32)    (1)   (1,252)   (10)
     Other nondeductible
      items.................     21      0       27      1       707      5
     Valuation allowance....                                    (768)    (6)
                             ------    ---   ------    ---   -------    ---
   Income tax expense....... $5,941     34 % $5,247     34 % $ 2,788     23 %
                             ======    ===   ======    ===   =======    ===

11. Stock Options

   The Company has a stock option plan ("the Plan") to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. At December 31, 1999, a maximum of 934,369 option shares were authorized under the Plan, of which 613,768 were outstanding, 263,635 had been exercised and 56,966 were available for future grants.

   Additionally, at December 31, 1999, the Company had options outstanding originally granted to a company controlled by a prior director (now controlled by the shareholder of that Company by reason of a liquidating dividend) for the purchase of 45,392 and 17,325 shares of common stock at exercise prices of approximately $3.37 and $4.83 per share, respectively. These options are generally exercisable in whole or in part at any time before September 26, 2000.

   At December 31, 1999 and 1998, the Company had total stock options outstanding of 676,485 shares and 622,864 shares, respectively, for the purchase of common stock at option prices ranging from $2.33 to $24.76 per share. The Company's policy is to recognize compensation expense at the date the options were granted due to the difference, if any, between the then market value of the Company's common stock and the stated option price.

   The Company has previously granted restricted stock awards to its named executives. The purpose of such awards is to reward the executives for prior service to the Company and to incent such executives to continue to serve the Company in the future. In each case, the awards provide for the immediate issuance of shares of Company common stock to the executive, with such shares held in escrow until the executive meets certain conditions. The Company did not grant any restricted stock awards to its executives in 1999. In 1998, the Company granted restricted stock awards of 47,250 shares to its named executives.

   The following table outlines the stock option activity for 1999, 1998 and 1997:

                                                      Weighted      Weighted
                                                    Average Price Average Issue
                                        Number of     of Option     Date Fair
                                      Option Shares    Shares         Value
                                      ------------- ------------- -------------
                                                   (in thousands)
Balance at December 31, 1996.........    643,758       $ 6.10
  Issued.............................     98,942        11.04        $ 4.61
  Exercised..........................   (110,537)        5.09
  Terminated.........................       (826)        5.90
                                        --------       ------
Balance at December 31, 1997.........    631,337         7.05
  Issued.............................     97,048        23.28         12.15
  Exercised..........................   (105,127)        4.75
  Terminated.........................       (394)       17.62
                                        --------       ------
Balance at December 31, 1998.........    622,864         9.88
  Issued.............................     93,579        15.33          6.57
  Exercised..........................    (29,720)        6.40
  Terminated.........................    (10,238)       13.75
                                        --------       ------
Balance at December 31, 1999.........    676,485       $10.66
                                        ========       ======
Total Vested at December 31, 1999....    427,902       $ 7.26
                                        ========       ======

   Financial data pertaining to outstanding stock options were as follows:

                                 December 31, 1999
-------------------------------------------------------------------------------------
                                                                          Weighted
                              Weighted                                     Average
                               Average       Weighted                     Exercise
  Ranges of                   Remaining  Average Exercise   Number of     Price of
  Exercise       Number of   Contractual     Price of      Exercisable   Exercisable
   Prices      Option Shares    Life      Option Shares   Option Shares Option Shares
  ---------    ------------- ----------- ---------------- ------------- -------------
$ 2.33-$ 2.80      31,846     1.8 Years       $ 2.37          31,846       $ 2.37
  3.72-  5.40      79,217     1.2               4.42          79,217         4.42
  5.62-  7.59     204,368     2.2               6.53         204,368         6.53
  9.08- 12.85     162,298     6.3              10.15          91,995        10.54
 13.63- 18.75     126,831     6.4              16.07          17,326        17.14
 22.38- 24.76      71,925     6.4              24.54           3,150        24.76
                  -------     ---------       ------         -------       ------
                  676,485     4.3 Years       $10.66         427,902       $ 7.26
                  =======     =========       ======         =======       ======

   Had compensation cost for the Company's Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
                                                         (dollars in thousands
                                                           except per share)
Net income attributable to common stock:
  As reported........................................... $11,670 $10,201 $9,275
  Pro forma.............................................  11,299   9,947  9,163
Net income per common share:
  Basic:
    As reported......................................... $  1.10 $  0.97 $ 0.89
    Pro forma...........................................    1.07    0.94   0.88
  Diluted:
    As reported......................................... $  1.08 $  0.94 $ 0.87
    Pro forma...........................................    1.04    0.91   0.86

   The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997; expected volatility of 42.00% in 1999, 57.00% in 1998 and 36.95% in 1997; risk-free rates of 5.79% for 1999, 4.51% for 1998 and 5.56% for 1997; no
annual dividend yields; and expected lives of five years for all years.

12. Regulatory Capital Requirements

   The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory practices. The Company's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

   The FDIC has established minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at December 31, 1999. Failure to qualify as "well-capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

   As of September 30, 1999, the most recent notification from the FDIC categorized the Bank as well-capitalized.

   The Bank's actual capital amounts and ratios are as follows:

                                                     Adequately        Well
                                        Actual       Capitalized   Capitalized
                                    --------------  ------------- --------------
                                     Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    -------- -----  ------- ----- -------- -----
As of December 31, 1999:
  Total Capital.................... $113,591 10.3%  $88,384  8.0% $110,480 10.0%
   (to risk-weighted assets)
  Tier 1 Capital...................  103,624  9.4%   44,192  4.0%   66,288  6.0%
   (to risk-weighted assets)
  Tier 1 Capital...................  103,624  8.6%   48,213  4.0%   60,267  5.0%
   (to average assets)
As of December 31, 1998:
  Total Capital ................... $ 87,693  9.8%  $71,863  8.0% $ 89,829 10.0%
   (to risk-weighted assets)
  Tier 1 Capital ..................   78,691  8.8%   35,931  4.0%   53,897  6.0%
   (to risk-weighted assets)
  Tier 1 Capital ..................   78,691  7.8%   40,515  4.0%   50,644  5.0%
   (to average assets)

13. Employee Benefit Plan

   The Company maintains a defined contribution plan which allows employees to contribute up to 15% of their compensation to the plan. Employees who are at least 20 years of age and have completed 6 months of service are eligible to participate in the plan. The Company is required to match 50% of employee contributions up to 3% of each employee's total compensation. The Company contributed approximately $316,000, $273,000 and $211,000 in matching funds to the plan during the years ended December 31, 1999, 1998 and 1997, respectively.

   The Company's defined contribution plan provides for a nonmatching, discretionary contribution as determined annually by the Board of Directors of the Company. In January 2000 and 1999, the Company announced discretionary contributions of approximately $721,000 and $581,000 for the years ended 1999 and 1998, respectively.

   The Company maintains an "Employee Stock Purchase Plan" ("ESPP"). The ESPP was amended by the Board of Directors on January 26, 2000. Under the revised plan, substantially all employees of the Company are eligible to participate in the ESPP. The amended plan provides for offerings every six months at which time Common Stock is issued for cash at a price of the lower of 90% of the fair market value of the stock at the beginning or end of the offering period. Prior to being amended, the ESPP provided for quarterly offerings with a purchase price of 90% of the fair market value of the Common Stock at the end of the offering period. The new offering period will take effect March 1, 2000 with a short period starting March 1, 2000 and ending June 30, 2000 and a full six month offering period beginning July 1, 2000. Under the ESPP, 20,117 shares were acquired by employees for approximately $293,000 in 1999. There is no charge to income as a result of issuance of stock under this plan. The discount offered to employees approximates the cost of raising capital and does not have a material effect on earnings per share. At December 31, 1999, 173,643 shares of common stock were reserved for issuance under this plan.

14. Commitments and Contingent Liabilities

   In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies, including the obtaining of collateral, where appropriate. At December 31, 1999 and 1998, the Company's loan commitments amounted to $372.7 million and $267.5 million, respectively. Standby letters of credit were $6.5 million and $8.8 million at December 31, 1999 and 1998, respectively. In addition, commitments under commercial letters of credit used to facilitate customers' trade transactions amounted to $984,000 and $591,000 at December 31, 1999 and 1998, respectively.

   The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these and other pending or threatened actions and proceedings will not have a material effect on the financial position or results of operations of the Company and its subsidiaries.

15. Fair Value of Financial Instruments

   The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

                                                                               December 31,
                                                                  ---------------------------------------
                                                                          1999                1998
                                                                  --------------------- -----------------
                                    Assumptions Used in            Carrying     Fair    Carrying   Fair
                                   Estimating Fair Value            Amount     Value     Amount   Value
                                   ---------------------          ---------- ---------- -------- --------
                                                                              (in thousands)
Assets
Cash and due from         Approximately equal to                  $   43,027 $   43,027 $ 53,602 $ 53,602
 banks..................  carrying value
Interest-earning
 deposits with banks....  Approximately equal to                         170        170   22,816   22,816
                          carrying value
Securities available for
 sale...................  Quoted market prices                        81,029     81,029   93,726   93,726
Securities held to        Quoted market prices                         7,084      7,040    6,358    6,505
 maturity...............
Loans held for sale.....  Approximately equal to                       5,479      5,479   10,023   10,023
                          carrying value
Loans...................  Discounted expected future               1,038,039  1,139,118  819,637  882,836
                          cash flows, net of allowance
                          for loan losses
Liabilities
Deposits................  Fixed-rate certificates of
                          deposit: Discounted expected
                          future cash flows
                          All other deposits: Approximately equal
                          to carrying value                       $1,043,544 $1,047,786 $938,345 $948,718
Federal Home Loan Bank
 advances...............  Discounted expected future                  83,700     83,700   25,000   24,994
                          cash flows
Other borrowings........  Discounted expected future                   3,000      3,000
                          cash flows

Off-Balance-Sheet Financial Instruments

   The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1999 approximates the recorded amounts of the related fees.

16. Business Segment Information

   The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

   The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Bank's branch offices. Real estate lending offers single-family residential, multi-family residential, and commercial real estate loans, and the associated loan servicing activities.

   Prior to 1999, the Company was managed as one segment, not by discrete operating segments. With the appointment of a new Executive Management Committee in 1999, the Company began reviewing financial performance along the three major lines described above. The Executive Management Committee, which is the senior decision-making group of the Company, is comprised of five members including the Vice Chairman and Chief Executive Officer, and the President and Chief Operating Officer.

   The Company generates segment results that include balances directly attributable to business line activities. Overhead and other indirect expenses are not allocated to the major lines of business. The Company's Executive Management Committee manages the major lines collectively, since in the opinion of management, all the lines are interrelated.

   The financial results of each segment were derived from the Company's general ledger system. Most reportable segments are comprised of more than one operating segment. Expenses incurred directly by sales and back office support functions are not allocated to the major lines of business.

   Since SFAS No. 131 requires no segmentation or methodology standardization, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company's business line performance may not be directly comparable with similar information from other financial institutions.

  Financial highlights by lines of business:

                       Condensed Statement of Operations

                                     Year Ended December 31, 1999
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  9,925  $ 30,979   $  7,377   $ (1,172) $   47,109
Other income............        522     3,847      1,114      4,663      10,146
Other expense...........     (2,445)  (13,112)    (1,882)   (22,205)    (39,644)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  8,002  $ 21,714   $  6,609   $(18,714)     17,611
  Income taxes..........                                                 (5,941)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   11,670
                           ========  ========   ========   ========  ==========
Total assets............   $369,390  $479,272   $266,051   $122,444  $1,237,157
                           ========  ========   ========   ========  ==========

                                     Year Ended December 31, 1998
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  7,770  $ 26,545   $  6,212   $   (467) $   40,060
Other income............        180     3,356      1,801      2,845       8,182
Other expense...........     (1,845)  (10,874)    (1,731)   (18,344)    (32,794)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  6,105  $ 19,027   $  6,282   $(15,966)     15,448
  Income taxes..........                                                 (5,247)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   10,201
                           ========  ========   ========   ========  ==========
Total assets............   $275,756  $420,120   $206,286   $148,757  $1,050,919
                           ========  ========   ========   ========  ==========

                                     Year Ended December 31, 1997
                           ---------------------------------------------------
                           Commercial  Retail   Real Estate
                            Banking   Banking     Lending    Other     Total
                           ---------- --------  ----------- --------  --------
                                            (in thousands)
Net interest income after
 provision for loan
 loss....................   $  5,749  $ 21,920   $  4,488   $ (1,652) $ 30,505
Other income.............         25     3,108      1,108      6,383    10,624
Other expense............     (1,695)  (11,366)    (1,720)   (14,285)  (29,066)
                            --------  --------   --------   --------  --------
Contribution to overhead
 and profit..............   $  4,079  $ 13,662   $  3,876   $ (9,554)   12,063
  Income taxes...........                                               (2,788)
                            --------  --------   --------   --------  --------
Net income...............                                             $  9,275
                            ========  ========   ========   ========  ========
Total assets.............   $187,824  $394,597   $164,047   $118,087  $864,555
                            ========  ========   ========   ========  ========

17. Parent Company Financial Information

             Condensed Statement of Operations--Parent Company Only

                                                       Years ended December
                                                               31,
                                                      ------------------------
                                                       1999     1998     1997
                                                      -------  -------  ------
                                                          (in thousands)
Income
Interest on loans...................................  $    21  $    20  $   44
Interest on securities available for sale...........       57      376     322
Interest-earning deposits:
  Subsidiary banks .................................
  Unrelated banks...................................      128      154     177
  Other.............................................                67   3,518
                                                      -------  -------  ------
    Total Income....................................      206      617   4,061
Expense
Compensation and employee benefits..................      318      (16)    313
Interest............................................        1
Other...............................................      312      278     330
                                                      -------  -------  ------
    Total Expenses..................................      631      262     643
                                                      -------  -------  ------
Income (Loss) before income tax benefit and equity
 in undistributed net income of subsidiaries........     (425)     355   3,418
Income tax expense (benefit)........................     (145)     100     (14)
                                                      -------  -------  ------
Income (loss) before equity in undistributed net
 income of subsidiaries.............................     (280)     255   3,432
Equity in undistributed net income of subsidiaries..   11,950    9,946   5,843
                                                      -------  -------  ------
Net Income..........................................  $11,670  $10,201  $9,275
                                                      =======  =======  ======

                  Condensed Balance Sheet--Parent Company Only

                                                                 December 31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
                                                                (in thousands)
Assets
Cash and due from subsidiary bank............................. $     32
Interest-earning deposits with unrelated banks................      122 $ 4,020
                                                               -------- -------
  Total cash and cash equivalents.............................      154   4,020
Securities available for sale.................................            5,998
Loans.........................................................      360     360
Investments in bank subsidiaries..............................  100,637  79,032
Other assets..................................................    1,327    3041
                                                               -------- -------
  Total Assets................................................ $102,478 $89,714
                                                               ======== =======
Liabilities and Shareholders' Equity
Borrowed funds................................................ $  3,000
Other liabilities.............................................      264 $   148
                                                               -------- -------
  Total liabilities...........................................    3,264     148
Shareholders' equity..........................................   99,214  89,566
                                                               -------- -------
  Total Liabilities and Shareholders' Equity.................. $102,478 $89,714
                                                               ======== =======

             Condensed Statement of Cash Flows--Parent Company Only

                                                    Years ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
                                                         (in thousands)
Operating Activities
Net income........................................  $ 11,670  $10,201  $ 9,275
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Equity in undistributed earnings of
   subsidiaries...................................   (11,950)  (9,946)  (5,843)
  Provision for depreciation and amortization.....        12       14       31
  Net changes in other assets and liabilities.....       129     (124)     181
                                                    --------  -------  -------
    Net cash provided (used) by operating
     activities...................................      (139)     145    3,644
Investing Activities
Purchase of securities available for sale.........             (5,995)  (9,792)
Proceeds from maturities of securities available
 for sale.........................................     6,000    6,800    7,000
Loans originated or acquired, net of principal
 collected........................................                         360
Contribution of capital--bank subsidiaries........   (12,980)           (3,500)
Other, net........................................    (1,050)       2     (162)
                                                    --------  -------  -------
  Net cash provided (used) by investing
   activities.....................................    (8,030)     807   (6,094)
Financing Activities
Proceeds from other borrowings....................     3,000
Proceeds from issuance of common stock............     1,303      711      779
                                                    --------  -------  -------
  Net cash provided by financing activities.......     4,303      711      779
                                                    --------  -------  -------
    Increase (decrease) in cash and cash
     equivalents..................................    (3,866)   1,663   (1,670)
Cash and cash equivalents at beginning of period..     4,020    2,357    4,027
                                                    --------  -------  -------
  Cash and cash equivalents at end of period......  $    154  $ 4,020  $ 2,357
                                                    ========  =======  =======

18. Summary of Quarterly Financial Information--Unaudited

   Quarterly financial information for the years ended December 31, 1999 and 1998 is summarized as follows:

                                    First  Second   Third  Fourth   Year Ended
               1999                Quarter Quarter Quarter Quarter December 31,
               ----                ------- ------- ------- ------- ------------
                                     (in thousands, except per share amounts)
Total interest income............. $19,351 $20,173 $21,725 $23,103   $84,352
Total interest expense............   8,057   8,363   8,859   9,564    34,843
                                   ------- ------- ------- -------   -------
  Net interest income.............  11,294  11,810  12,866  13,539    49,509
Provision for loan losses.........     600     600     600     600     2,400
Noninterest income................   2,263   2,577   2,608   2,698    10,146
Noninterest expense...............   9,796   9,764   9,919  10,165    39,644
                                   ------- ------- ------- -------   -------
  Income before income tax........   3,161   4,023   4,955   5,472    17,611
Provision for income tax..........   1,073   1,361   1,666   1,841     5,941
                                   ------- ------- ------- -------   -------
Net income........................ $ 2,088 $ 2,662 $ 3,289 $ 3,631   $11,670
                                   ======= ======= ======= =======   =======
Net income per common share:
  Basic........................... $  0.20 $  0.25 $  0.31 $  0.34   $  1.10
  Diluted.........................    0.19    0.25    0.30    0.33      1.08
                                   ======= ======= ======= =======   =======
                                    First  Second   Third  Fourth   Year Ended
               1998                Quarter Quarter Quarter Quarter December 31,
               ----                ------- ------- ------- ------- ------------
                                     (in thousands, except per share amounts)
Total interest income............. $17,407 $17,885 $19,009 $19,326   $73,627
Total interest expense............   7,376   7,572   8,281   8,438    31,667
                                   ------- ------- ------- -------   -------
  Net interest income.............  10,031  10,313  10,728  10,888    41,960
Provision for loan losses.........     550     450     450     450     1,900
Noninterest income................   1,800   1,943   2,124   2,315     8,182
Noninterest expense...............   7,538   7,909   8,446   8,901    32,794
                                   ------- ------- ------- -------   -------
  Income before income tax........   3,743   3,897   3,956   3,852    15,448
Provision for income tax..........   1,330   1,349   1,362   1,206     5,247
                                   ------- ------- ------- -------   -------
Net income........................ $ 2,413 $ 2,548 $ 2,594 $ 2,646   $10,201
                                   ======= ======= ======= =======   =======
Net income per common share:
  Basic........................... $  0.23 $  0.24 $  0.25 $  0.25   $  0.97
  Diluted.........................    0.22    0.23    0.24    0.24      0.94
                                   ======= ======= ======= =======   =======

             CONSOLIDATED FIVE-YEAR STATEMENTS OF OPERATIONS(/1/)

                                           Years ended December 31,
                               ------------------------------------------------
                                  1999       1998      1997     1996     1995
                               ---------- ---------- -------- -------- --------
                               (dollars in thousands, except per share amounts)
Interest Income:
Loans........................  $   77,807 $   66,858 $ 56,176 $ 43,240 $ 36,013
Securities available for
 sale........................       5,619      4,696    3,800    2,360      705
Securities held to maturity..         287        419      628      702    1,491
Deposits with banks..........         639      1,654    1,457    1,583      667
                               ---------- ---------- -------- -------- --------
  Total interest income......      84,352     73,627   62,061   47,885   38,876
Interest Expense:
Deposits.....................      32,898     29,759   24,775   20,370   16,369
Federal Home Loan Bank
 advances....................       1,939      1,908    1,971    1,938    1,503
Other borrowings.............           6                  84      233      302
                               ---------- ---------- -------- -------- --------
  Total interest expense.....      34,843     31,667   26,830   22,541   18,174
                               ---------- ---------- -------- -------- --------
Net Interest Income..........      49,509     41,960   35,231   25,344   20,702
Provision for loan losses....       2,400      1,900    4,726    1,635    1,382
                               ---------- ---------- -------- -------- --------
Net interest income after
 provision for loan losses...      47,109     40,060   30,505   23,709   19,320
Noninterest income...........      10,146      8,182    7,106    4,785    3,443
Key man life insurance
 proceeds....................                           3,518
Noninterest expense..........      39,644     32,794   27,832   22,768   18,656
SAIF special assessment......                                      612
Merger expenses..............                           1,234
                               ---------- ---------- -------- -------- --------
Total Noninterest expense....      39,644     32,794   29,066   23,380   18,656
                               ---------- ---------- -------- -------- --------
Income (loss) from continuing
 operations before income
 tax.........................      17,611     15,448   12,063    5,114    4,107
Provision for income tax.....       5,941      5,247    2,788      479      416
                               ---------- ---------- -------- -------- --------
Net Income...................  $   11,670 $   10,201 $  9,275 $  4,635 $  3,691
                               ========== ========== ======== ======== ========
Net Income Per Common Share:
  Net Income Basic...........  $     1.10 $     0.97 $   0.89 $   0.61 $   0.54
  Net Income Diluted.........        1.08       0.94     0.87     0.60     0.53
Average number of common
 shares outstanding (basic)..      10,593     10,548   10,369    7,552    6,784
Average number of common
 shares outstanding
 (diluted)...................      10,843     10,877   10,674    7,767    6,907
                               ========== ========== ======== ======== ========
Total assets at end of
 period......................  $1,237,157 $1,059,919 $864,555 $706,448 $520,059
Long-term obligations........       3,000     25,000   39,000   34,000   27,695
Cash dividends...............
                               ========== ========== ======== ======== ========

--------
(1) These unaudited schedules provide selected financial information concerning the Company which should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

              CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES
                           AND NET INTEREST REVENUE

                                      1999                          1998
                          ----------------------------  ----------------------------
                            Average            Average    Average            Average
                          Balances(1) Interest  Rate    Balances(1) Interest  Rate
                          ----------- -------- -------  ----------- -------- -------
                                           (dollars in thousands)
Interest-Earning Assets
Loans:
  Commercial business...  $  371,549  $32,338    8.70%   $307,174   $28,039    9.13%
  Real estate(2):
    One-to four-family
     residential........      90,233    7,437    8.24      96,999     8,512    8.78
    Five or more family
     residential and
     commercial
     properties.........     374,788   29,985    8.00     264,314    23,008    8.70
  Consumer..............      90,803    8,047    8.86      80,100     7,299    9.11
                          ----------  -------  ------    --------   -------  ------
      Total loans.......     927,373   77,807    8.39     748,587    66,858    8.93
Securities(3)...........      99,149    6,085    6.14      83,657     5,221    6.24
Interest-earning
 deposits with banks....      13,106      639    4.87      30,949     1,654    5.35
                          ----------  -------  ------    --------   -------  ------
      Total interest-
       earning assets...   1,039,628   84,531    8.13     863,193    73,733    8.54
Noninterest-earning
 assets.................      91,788                       76,081
                          ----------                     --------
      Total assets......  $1,131,416                     $939,274
                          ==========                     ========
Interest-Bearing
 Liabilities
Certificates of
 deposit................  $  388,445  $20,332    5.23%   $337,557   $18,917    5.60%
Savings accounts........      45,478      936    2.06      39,768       997    2.51
Interest-bearing demand
 and money market
 accounts...............     376,079   11,630    3.09     287,007     9,845    3.43
                          ----------  -------  ------    --------   -------  ------
      Total interest-
       bearing
       deposits.........     810,002   32,898    4.06     664,332    29,759    4.48
Federal Home Loan Bank
 advances...............      35,684    1,939    5.43      34,538     1,908    5.52
Other borrowings........         109        6    5.16
                          ----------  -------  ------    --------   -------  ------
      Total interest-
       bearing
       liabilities......     845,795   34,843    4.12     698,870    31,667    4.53
Demand and other
 noninterest-bearing
 deposits...............     184,094                      149,353
Other noninterest-
 bearing liabilities....       6,809                        6,371
Shareholders' equity....      94,718                       84,680
                          ----------                     --------
      Total liabilities
       and shareholders'
       equity...........  $1,131,416                     $939,274
                          ==========                     ========
      Net interest
       revenue..........              $49,688                       $42,066
                                      =======                       =======
      Net interest
       spread...........                         4.01%                         4.01%
                                               ======                        ======
      Net interest
       margin...........                         4.78%                         4.87%
                                               ======                        ======
Average interest-earning
 assets to average
 interest-bearing
 liabilities............                       122.92%                       123.51%
                                               ======                        ======

--------
(1) Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $962,000 in 1999. $503,000 in 1998, $2,000 in 1997, ($588,000) in 1996, and $448,790
    in 1995.

(2) Real estate average balances include real estate construction loans.

(3) Yields on fully taxable equivalent basis, based on a marginal tax rate of 34%.

               CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES
                     AND NET INTEREST REVENUE--(Continued)

                                      1997                          1996                          1995
                          ----------------------------  ----------------------------  ----------------------------
                            Average            Average    Average            Average    Average            Average
                          Balances(1) Interest  Rate    Balances(1) Interest  Rate    Balances(1) Interest  Rate
                          ----------- -------- -------  ----------- -------- -------  ----------- -------- -------
                                                          (dollars in thousands)
Interest-Earning Assets
Loans:
 Commercial business....   $218,560   $20,172    9.23%   $158,460   $14,153    8.93%   $110,500   $10,855    9.82%
 Real estate(2):
  One-to four-family
   residential..........    109,659    10,936    9.97     112,986    10,468    9.26     113,341    10,861    9.58
  Five or more family
   residential and
   commercial
   properties...........    217,412    18,727    8.61     144,340    13,473    9.33     103,878     9,942    9.57
 Consumer...............     68,040     6,341    9.32      58,101     5,146    8.86      45,841     4,355    9.50
                           --------   -------  ------    --------   -------  ------    --------   -------  ------
   Total loans..........    613,671    56,176    9.15     473,887    43,240    9.12     373,560    36,013    9.64
Securities(3)...........     71,424     4,513    6.32      51,056     3,126    6.12      38,353     2,241    5.84
Interest-earning
 deposits with banks....     26,389     1,456    5.52      29,998     1,583    5.28      11,055       667    6.03
                           --------   -------  ------    --------   -------  ------    --------   -------  ------
   Total interest-
    earning assets......    711,484    62,145    8.73     554,941    47,949    8.64     422,968    38,921    9.20
Noninterest-earning
 assets.................     53,244                        40,311                        35,370
                           --------                      --------                      --------
   Total assets.........   $764,728                      $595,252                      $458,338
                           ========                      ========                      ========
Interest-Bearing
 Liabilities
Certificates of
 deposit................   $282,899   $16,017    5.66%   $240,214   $13,771    5.73%   $203,978   $11,680    5.73%
Savings accounts........     38,301     1,054    2.75      32,438       943    2.91      33,145       971    2.93
Interest-bearing demand
 and money market
 accounts...............    223,514     7,704    3.45     160,020     5,656    3.53      97,326     3,718    3.82
                           --------   -------  ------    --------   -------  ------    --------   -------  ------
   Total interest-
    bearing deposits....    544,714    24,775    4.55     432,672    20,370    4.71     334,449    16,369    4.89
Federal Home Loan Bank
 advances...............     35,597     1,971    5.54      34,096     1,914    5.61      24,915     1,503    6.03
Other borrowings........      1,681        84    5.02       3,454       257    7.44       3,331       302    9.07
                           --------   -------  ------    --------   -------  ------    --------   -------  ------
   Total interest-
    bearing
    liabilities.........    581,992    26,830    4.61     470,222    22,541    4.79     362,695    18,174    5.01
Demand and other
 noninterest-bearing
 deposits...............    111,492                        74,940                        54,878
Other noninterest-
 bearing liabilities....      6,860                         4,421                         3,315
Shareholders' equity....     64,384                        45,669                        37,450
                           --------                      --------                      --------
   Total liabilities and
    shareholders'
    equity..............   $764,728                      $595,252                      $458,338
                           ========                      ========                      ========
   Net interest
    revenue.............              $35,315                       $25,408                       $20,747
                                      =======                       =======                       =======
   Net interest spread..                         4.12%                         3.85%                         4.19%
                                               ======                        ======                        ======
   Net interest margin..                         4.96%                         4.58%                         4.91%
                                               ======                        ======                        ======
Average interest-earning
 assets to average
 interest-bearing
 liabilities............                       122.25%                       118.02%                       116.62%
                                               ======                        ======                        ======

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

                            1999 Compared to 1998      1998 Compared to 1997
                           Increase (Decrease) Due    Increase (Decrease) Due
                                     to                         to
                           -------------------------  -------------------------
                           Volume    Rate     Total   Volume    Rate     Total
                           -------  -------  -------  -------  -------  -------
                                           (in thousands)
Interest Income
Loans:
  Commercial business....  $ 5,525  $(1,226) $ 4,299  $ 8,086  $  (219) $ 7,867
  One- to four-family
   residential...........     (574)    (501)  (1,075)  (1,188)  (1,236)  (2,424)
  Five or more family
   residential and
   commercial
   properties............    8,652  ($1,675)   6,977    4,081      200    4,281
  Consumer...............      942     (194)     748    1,095     (137)     958
                           -------  -------  -------  -------  -------  -------
    Total loans..........   14,545   (3,596)  10,949   12,074   (1,392)  10,682
Securities...............      949      (85)     864      763      (54)     709
Interest-earning deposits
 with banks..............     (881)    (134)  (1,015)     242      (45)     197
                           -------  -------  -------  -------  -------  -------
    Total interest
     revenue.............  $14,613  $(3,815) $10,798  $13,079  $(1,491) $11,588
                           =======  =======  =======  =======  =======  =======
Interest Expense
Deposits:
  Certificates of
   deposit...............  $ 2,517  $(1,102) $ 1,415  $ 3,061  $  (161) $ 2,900
  Savings accounts.......      247     (308)     (61)      43     (100)     (57)
  Interest-bearing
   demand................    2,661     (876)   1,785    2,178      (37)   2,141
                           -------  -------  -------  -------  -------  -------
    Total interest on
     deposits............    5,425   (2,286)   3,139    5,282     (298)   4,984
Federal Home Loan Bank
 advances................       61      (30)      31      (59)      (4)     (63)
Other borrowings.........                 6        6      (42)     (42)     (84)
                           -------  -------  -------  -------  -------  -------
    Total interest
     expense.............  $ 5,486  $(2,310) $ 3,176  $ 5,181  $  (344) $ 4,837
                           =======  =======  =======  =======  =======  =======

Loan Maturities and Sensitivity to Changes in Interest Rates

   The following table presents, (i) the aggregate maturities of loans in each major reportable category named below of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year.

                                                      Maturing
                                     ------------------------------------------
                                     Due Within   Over 1 but   Over 5
December 31, 1999                      1 Year   Within 5 Years  Years   Total
-----------------                    ---------- -------------- ------- --------
                                                   (in thousands)
Commercial business.................  $242,126     $131,617    $52,317 $426,060
Real estate construction............    23,075       14,327     41,226   78,628
                                      --------     --------    ------- --------
  Total.............................  $265,201     $145,944    $93,543 $504,688
                                      ========     ========    ======= ========
Fixed rate loans....................               $ 73,081    $20,373 $ 93,454
Variable rate loans.................                 72,863     73,170  146,033
                                                   --------    ------- --------
  Total.............................               $145,944    $93,543 $239,487
                                                   ========    ======= ========

Loan Loss Allowance Allocation

   The table below shows the allocation of the Allowance for Loan Losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses and other factors which may affect future loan losses in the categories of loans shown.

                                                      December 31,
                          -------------------------------------------------------------------------
                              1999           1998           1997           1996           1995
                          -------------  -------------  -------------  -------------  -------------
                                  % of           % of           % of           % of           % of
Balance at End of Period         Total          Total          Total          Total          Total
     Applicable to:       Amount Loans*  Amount Loans*  Amount Loans*  Amount Loans*  Amount Loans*
------------------------  ------ ------  ------ ------  ------ ------  ------ ------  ------ ------
                                                 (dollars in thousands)
Commercial business.....  $6,388  40.0%  $5,540  40.0%  $4,109  39.4%  $3,178  37.2%  $2,006  32.0%
Real estate and
 construction:
 One- to four-family
  residential...........     969  10.6      972  10.6    1,041  14.7    1,115  20.8      699  26.3
 Five or more family
  residential and
  commercial
  properties............   1,990  38.0    2,008  38.0    1,414  35.0      490  30.9      330  29.3
Consumer................     339  11.4      482  11.4      334  10.9      499  11.1      386  12.4
Unallocated.............     281                         1,542                           919
                          ------ -----   ------ -----   ------ -----   ------ -----   ------ -----
  Total.................  $9,967 100.0%  $9,002 100.0%  $8,440 100.0%  $5,282 100.0%  $4,340 100.0%
                          ====== =====   ====== =====   ====== =====   ====== =====   ====== =====

--------
*Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Average Deposit Liabilities

   The following table presents the average balances outstanding and weighted average interest rate for each major category of deposits:

                                         Years Ended December 31,
                         --------------------------------------------------------
                                1999               1998               1997
                         ------------------ ------------------ ------------------
                         Average   Average  Average   Average  Average   Average
                         Balance  Rate Paid Balance  Rate Paid Balance  Rate Paid
                         -------- --------- -------- --------- -------- ---------
                                          (dollars in thousands)
Interest-bearing demand
 and money market
 accounts............... $376,079   3.09%   $287,007   3.43%   $223,514   3.45%
Savings accounts........   45,478   2.06      39,768   2.51      38,301   2.75
Certificates of
 deposit................  388,445   5.23     337,557   5.60     282,899   5.66
                         --------   ----    --------   ----    --------   ----
  Total interest-bearing
   deposits.............  810,002   4.06     664,332   4.48     544,714   4.55
Demand and other
 noninterest-bearing....  184,094            149,353            111,492
                         --------   ----    --------   ----    --------   ----
  Total deposits........ $994,096           $813,685           $656,206
                         ========   ====    ========   ====    ========   ====

   The following table shows the amount and maturity of certificates of deposit that had balances of more than $100,000:

                                                                  December 31,
                                                                      1999
                                                                 --------------
                                                                 (in thousands)
     Remaining maturity
       3 months and under.......................................    $ 58,131
       Over 3 through 6 months..................................      34,460
       Over 6 through 12 months.................................      43,579
       Over 12 months...........................................      14,400
                                                                    --------
         Total..................................................    $150,570
                                                                    ========

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

Supervision and Regulation

   The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Federal Reserve Board ("FRB"). The Company's bank subsidiary is a Washington state chartered commercial bank and is subject to examination, supervision, and regulation by the Washington State Department of Financial Institutions--Division of Banks ("Division"). The FDIC insures Columbia Bank's deposits and in that capacity also regulates the Bank.

   The Company's earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington state. For example, these include limitations on the ability of Columbia Bank to pay dividends to the Company, and numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

   Congress enacted major federal financial institution legislation in 1999. Title I of the Gramm-Leach-Bliley Act, which becomes effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations. It is likely that the Company will utilize the new structure to accommodate an expansion of its products and services.

   The activities of bank holding companies, such as the Company, that are not financial holding companies are generally limited to managing or controlling banks. Nonbank activities of such bank holding companies are generally limited to acquisitions of up to 5% of voting shares and activities previously determined by the FRB by regulation or order to be closely related to banking.

   Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

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

   The Company and Columbia Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized."

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

   The earnings of the Company are affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Employees

   At December 31, 1999, the Company had 469 full-time equivalent employees. The Company has placed a high priority on staff development. This development involves selective hiring and extensive training (including customer service training). New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis has been placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is satisfactory.

Executive Officers of the Company

   The following table sets forth certain information about the executive officers of the Company.

                                                                  Has Served as
                                                                  an Executive
                                                                     Officer
                                                                     of the
           Name           Age              Position               Company Since
           ----           ---              --------               -------------
 J. James Gallagher(1)...  61 Director, Vice Chairman and Chief
                               Executive Officer                      1998
 Melanie J. Dressel(2)...  47 Director, President and Chief
                               Operating Officer--the Company;
                               President and Chief Executive
                               Officer--Columbia Bank                 1997
 H. R. Russell(3)........  45 Executive Vice President--Chief
                               Credit Officer                         1996
 Gary R. Schminkey(4)....  42 Executive Vice President and
                               Chief Financial Officer                1993
 Evans Q. Whitney(5).....  56 Executive Vice President, Retail
                               Banking                                1994
 Donald A. Andersen(6)...  54 Senior Vice President, Senior
                               Loan Production Officer--
                               Columbia Bank                          1996
 Janet D. Hildebrand(7)..  51 Senior Vice President, Credit
                               Administrator--Columbia Bank           1998

--------
(1) Mr. Gallagher assumed the position of Chief Executive Officer of the Company on January 1, 2000. Prior to that time and since July 1998, Mr. Gallagher served as Vice Chairman. From January 1994 until his appointment at Columbia, Mr. Gallagher was a principal of Gordon, Thomas, Honeywell, Malanca, Peterson & Daheim, P.L.L.C., a law firm headquartered in Tacoma, Washington, where he served as outside legal counsel for the Company. Mr. Gallagher, who is a former bank regulator, has over 30 years of experience as legal counsel to financial institutions throughout the Northwest.

(2) Ms. Dressel assumed the position of President and Chief Operating Officer of the Company and Chief Executive Officer of Columbia Bank on January 1, 2000. Prior to that time and since July 1998, Ms. Dressell served Columbia Bank as President and Chief Operating Officer and, since May 1997, as Executive Vice President. Prior to that time and since June 1993,
    Ms. Dressel served Columbia Bank as Senior Vice President--Private Banking. Ms. Dressel also served as an Executive Vice President of the Company since May 1997. She became a Director of the Company in 1998.
    Ms. Dressel served as Senior Vice President and directed the private banking division of Puget Sound National Bank for nearly five years and was employed by Bank of California for over 14 years.

(3) Mr. Russell joined Columbia Bank as Senior Vice President--Commercial Loans in October 1993. He was appointed Executive Vice President--Chief Credit Officer for Columbia Bank in May 1997. Mr. Russell was employed by Puget Sound National Bank and its successor institution for nearly 14 years, having served as Vice President--Commercial Loan Officer from 1991 to 1993.

(4) Mr. Schminkey joined Columbia Bank as Vice President and Controller in March 1993. In 1994, he was appointed Senior Vice President--Chief Financial Officer of Columbia Bank and the Company and subsequently was appointed Executive Vice President--Chief Financial Officer in December 1998. Mr. Schminkey was employed by PSB, Puget Sound National Bank and its successor institution for nearly 10 years, having served from 1991 to 1993 as Assistant Vice President--Assistant Controller for PSB and during that same period as Vice President--Accounting and Finance for Puget Sound National Bank and its successor institution.

(5) Mr. Whitney joined Columbia Bank as Senior Vice President--Human Resources in March 1993. In July 1998, Mr. Whitney was appointed Executive Vice President--Retail Banking for Columbia Bank and the Company. Mr. Whitney was employed by PSB and Puget Sound National Bank for nearly 27 years, having served as Senior Vice President--Human Resources for PSB and Puget Sound National Bank from 1991 to 1993.

(6) Mr. Andersen joined Columbia Bank as Senior Vice President--Commercial Loans in January 1995. Mr. Andersen was employed by Puget Sound National Bank and its successor institution for nearly 25 years, having served as Vice President--Commercial Loan Officer from 1991 to 1995.

(7) Ms. Hildebrand joined Columbia Bank as Senior Vice President--Credit Administrator in August 1997. Ms. Hildebrand was employed by First Interstate Bank of Washington and its successor, Wells Fargo Bank, for 23 years, having served as Senior Vice President and Regional Manager of Loan Review prior to leaving that institution in 1997.

   All officers are elected by the Board of Directors and serve at the pleasure of the Board for an unspecified term.

                          10-K CROSS REFERENCE INDEX

   This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1999 results.

Form 10-K

 Part and
 Item No.          Caption                               Page Number
 --------          -------           ---------------------------------------------------
 Part 1
 Item 1   Business................   1-3, 26 (Note 5), 33 (Note 12), 36 (Note 16), 41-46
 Item 2   Properties..............                                           29 (Note 8)
 Item 3   Legal Proceedings.......                                          35 (Note 14)
 Item 4   Submission of Matters to
           a Vote of Security
           Holders................                                        Not applicable
 Part II
 Item 5   Market for the
           Registrant's Common
           Stock and Related
           Stockholder Matters....                                                    17
 Item 6   Selected Financial
           Data...................                                                     4
 Item 7   Management's Discussion
           and Analysis of
           Financial Condition and
           Results of Operations..                                                  5-17
 Item 7a  Quantitative and
           Qualitative Disclosures
           About Market Risk......                                                 14-16
 Item 8   Financial Statements and
           Supplementary Data.....                                   19-22, 39 (Note 18)
 Item 9   Changes in and
           Disagreements with
           Accountants on
           Accounting and
           Financial Disclosure...                                        Not applicable
 Part III
 Item 10  Directors and Executive
           Officers of the
           Registrant.............                                                *47-48
 Item 11  Executive Compensation..                                                    **
 Item 12  Security Ownership of
           Certain Beneficial
           Owners and Management..                                                   ***
 Item 13  Certain Relationships
           and Related
           Transactions...........                                                  ****
 Part IV
 Item 14  Exhibits, Financial
           Statement Schedules,
           and Reports on Form 8-
           K......................                                                    50

--------
   * For information about Columbia's directors and executive officers, see the discussion under "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", in the definitive Proxy Statement for Columbia's Annual Meeting of Shareholders to be held on April 25, 2000, filed with the SEC (the "Proxy Statement"), incorporated herein by reference.

  ** See the discussion under "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

 ***See the discussion under "Stock Ownership" of the Proxy Statement, incorporated herein by reference.

**** See the discussion under "Interest of Management in Certain Transactions" of the Proxy Statement, incorporated herein by reference.

    None of the foregoing incorporation by reference shall include the information referred to in Item 402 (a)(8) of Regulation S-K.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

  .  Columbia's Restated Articles of Incorporation
  .  Columbia's Restated Bylaws
  .  Material Contracts, including certain compensatory plans
  .  Subsidiaries of the Company
  . Powers of Attorney of Directors Devine, Dressel, Fabulich, Fine, Folsom, Halleran, Hulbert, Matson, Philip, Powell, Quoidbach, Rodman, Snyder, Weyerhaeuser, and Will
  .  Financial Data Schedule

   A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Columbia Banking System, Inc., Investor Relations, P.O. Box 2156, MS 8300, Tacoma, WA 98401-2156

  Reports on Form 8-K:

     None

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
Commission File Number 0-20288

Columbia Banking System, Inc.
Incorporated in the State of Washington
IRS Employer Identification Number: 91-1422237
Address: 1102 Broadway Plaza
P.O. Box 2156
Tacoma, Washington 98401-2156
Telephone: (253) 305-1900

   Columbia (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Certain information has been incorporated by reference as described herein into Part III of this report from Columbia's 2000 Proxy Statement.

Independent Auditors

 Deloitte & Touche LLP

Transfer Agent and Registrar

 American Stock Transfer & Trust Company

Market Makers

 First Union Capital Markets
 Herzog, Heine, Geduld, Inc.
 Keefe, Bruyette & Woods, Inc.
 Mayer & Schweitzer Inc.
 Pacific Crest Securities
 Ragen MacKenzie Inc.
 Ryan Beck & Co. Inc.

Regulatory & Securities Counsel

 Davis Wright Tremaine, LLP

Annual Meeting

 Sheraton Tacoma Hotel
 1320 Broadway Plaza
 Tacoma, Washington
 Tuesday, April 25, 2000
 1:00 p.m.

Stock Listing

 The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Marketsm under the symbol: COLB.

Financial Information

 Columbia news and financial results are available through the Internet and mail.

     Internet: For information about Columbia, including news and financial results, product information and service locations, access our home page on the World Wide Web; the address is http://www.columbiabank.com. You can also view or retrieve copies of Columbia's financial reports on the Internet by connecting to http://www.sec.gov.

     Mail: At your request, we will mail you our quarterly earnings news release, quarterly financial data on Form 10-Q and additional annual reports. Immediate access to the Company's quarterly earnings news release via facsimile is provided by Company News On Call by calling (800) 758-5804, access #152519. To be added to Columbia's mailing list for quarterly earnings news releases, or to request other information, please contact:

Jo Anne Coy
Vice President,
Marketing Director
P.O. Box 2156, MS 8300
Tacoma, WA 98401-2156
Tel (253) 305-1965
Fax (253) 305-0317
E-Mail: jcoy@columbiabank.com

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2000.

                                          COLUMBIA BANKING SYSTEM, INC.
                                                    (Registrant)

                                                /s/ J. James Gallagher
                                          By __________________________________
                                                        J. James Gallagher
                                                     Vice Chairman and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 10th day of March, 2000.

                                          Principal Executive Officer:

                                                /s/ J. James Gallagher
                                          By __________________________________
                                                    J. James Gallagher
                                                     Vice Chairman and
                                                  Chief Executive Officer

                                          Principal Financial Officer:

                                                 /s/ Gary R. Schminkey
                                          -------------------------------------
                                                     Gary R. Schminkey
                                               Executive Vice President and
                                                  Chief Financial Officer

   J. James Gallagher, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-K, has signed this report on March 10, 2000 as attorney in fact for the following directors who constitute a majority of the Board.

       [Richard S. DeVine]                  [W. W. Philip]
       [Melanie J. Dressel]                 [John H. Powell]
       [Jack Fabulich]                      [Robert E. Quoidbach]
       [Jonathan Fine]                      [Donald Rodman]
       [John P. Folsom]                     [Sidney R. Snyder]
       [John Halleran]                      [William T. Weyerhaeuser]
       [Thomas M. Hulbert]                  [James M. Will]
       [Thomas L. Matson]

   /s/ J. James Gallagher
-------------------------------------
     J. James Gallagher
      Attorney-in-fact

March 10, 2000

Columbia Banking System, Inc. Board of Directors

  Richard S. Devine         Melanie J. Dressell*      Jack Fabulieh
  President of Chinook      President and Chief       Chairman of Parker Paint
  Resources, Inc.           Operating Officer         Manufacturing, Inc.
                            Columbia Banking
  Jonathan Fine             System, Inc., President   J. James Gallagher*
  Chief Executive Officer   and Chief Executive       Vice Chairman and Chief
  American Red Cross        Officer                   Executive Officer
                            Columbia Bank
  Seattle-King County
  Chapter
                                                      Columbia Banking System.
                                                      Inc.

  John A. Halleran          John P. Folsom            Thomas L. Matson
  Private Investor          Chairman, President and
                                                      Owner and President
                            Chief Executive Officer   Tom Matson Dodge, Inc.
  William W. Philip*
                            Raleigh, Schwartz &
                            Powell, Inc.
  Chairman, Retired                                   Robert E. Quoidbach
  President and Chief       Thomas M. Hulbert         Private Investor
  Executive Officer
                            President and             William T. Weyerhaeuser
  Columbia Banking System,  Chief Executive Officer   Clinical Psychologist
  Inc. and Columbia Bank    Winsor Corporation
                                                      Owner and Chairman
                            John H. Powell**          Comercom
  Donald Rodman             Owner
  Owner and                 Sound Oil Company

  Executive Officer         Sidney R. Snyder
  Rodman Realty
                            Vice Chairman
  James M. Will             Pacific Financial
  President                 Corporation
  Titus-Will Enterprises    Washington State
                            Senator
                            Owner of Sid's Food
                            Market

--------
 * Effective January 1, 2000, Mr. Philip retired as President and Chief Executive Officer of Columbia Banking System, Inc. and Columbia Bank. J. James Gallagher, Vice Chairman, was appointed Chief Executive Officer of Columbia Banking System, Inc., and Melanie Dressel was named President and Chief Operating Officer of Columbia Banking System, Inc. and President and Chief Executive Officer of Columbia Bank.

** John H. Powell reached the age of 75 prior to the Annual Meeting of Shareholders to be held on April 25, 2000, and is retiring from the Board in accordance with the Company's Bylaws.

  Branch Locations

     PIERCE COUNTY
1    MAIN OFFICE               2    ALLENMORE                 3     EDGEWOOD/MILTON
     1102 Broadway Plaza            1959 South Union                900 Meridian E
     Tacoma, WA 98402               Tacoma, WA 98405                Suite 17
     (253) 305-1940                 (253) 627-6909                  Milton, WA 98354
     John Collins                   Ron Staples                     (253) 952-6646
                                                                    Michael Butcher

4    FIFE                      5    FIRCREST                  6     GIG HARBOR
     5501 Pacific Hwy. E            2401 Mildred St. W              5303 Point Fosdick Dr. NW
     Fife, WA 98424                 Fircrest, WA 98466              Gig Harbor, WA 98335
     (253) 922-7870                 (253) 566-1172                  (253) 858-5105
     Frank Marzano                  Dan Patjens                     Chris Gullett

7    LAKEWOOD                  8    OLD TOWN                  9     176th & MERIDIAN
     6202 Mount Tacoma Dr. SW       2200 North 30th St.             17208 Meridian E
     Lakewood, WA 98499             Tacoma, WA 98403                Puyallup, WA 98373
     (253) 581-4232                 (253) 272-0412                  (253) 445-6748
     Jay Mayer                      Connie Pentecost                Pat Horan

10   PUYALLUP                  11   SOUTH HILL MALL           12    SPANAWAY
     4220 S. Meridian               3500 S. Meridian                17502 Pacific Ave. S
     Puyallup, WA 98373             Suite 503                       Spanaway, WA 98387
     (253) 770-0770                 Puyallup, WA 98373              (253) 539-3094
     Stan Ausmus                    (253) 770-8161                  Joy Johnson
                                    Robin Conrads

13   STADIUM                   14   SUMMIT                    15    WESTGATE
     601 N. 1st.                    10409 Canyon Road E             5727 N. 21st St.
     Tacoma, WA 98403               Puyallup, WA 98373              Tacoma, WA 98406
     (253) 597-8811                 (253) 770-9323                  (253) 761-8170
     Monica Stevens                 Debra Hamilton                  Connie Pentecost

     KING COUNTY
16   AUBURN                    17   BELLEVUE                  18    BELLEVUE WAY
     25 16th St. NE                 777 108th Ave. NE               10350 NE 10th St.
     Auburn, WA 98002               Suite 100                       Bellevue, WA 98004
     (253) 939-9600                 Bellevue, WA 98004              (425) 452-7323
     Patty Osthus                   (425) 646-9696                  Rich Martinez
                                    Ernie Smith

19   FEDERAL WAY               20   KENT                      21    SOUTH AUBURN
     33370 Pacific Highway S        504 W. Meeker                   4101 A St. SE
     Federal Way, WA 98003          Kent, WA 98032                  Auburn, WA 98002
     (253) 925-9323                 (253) 852-8400                  (253) 939-9800
     Mike Harris                    Shirley McGregor                Rod Clemmer

     COWLITZ COUNTY
22   COMMERCE                  23   30th AVENUE               24    TRIANGE MALL
     1338 Commerce Ave.             2207 30th Ave.                  620 A Triangle Mall
     Longview, WA 98632             Longview, WA 98632              Longview, WA 98632
     (360) 636-9200                 (360) 423-8760                  (360) 501-5601
     Faith Pacheco                  Faith Pacheco                   Faith Pacheco

                                    KITSAP COUNTY                   THURSTON COUNTY
25   WOODLAND                  26   PORT ORCHARD              27    WEST OLYMPIA
     782 Goerig St.                 228 Bravo Terrace               2915 Harrison Ave. Suite 230
     Woodland, WA 98674             Port Orchard, WA 98366          Olympia, WA 98502
     (360) 225-9421                 (360) 876-8384                  (360) 375-5800
     Carol Rounds                   Rob Putas                       Patti Tupper

                               INDEX TO EXHIBITS

 Exhibit No.
 -----------
  3(a)       Restated Articles of Incorporation of the Company.

   (b)       Restated Bylaws of the Company.

 10(a)       Lease dated May 7, 1993 between the Company and William B. Swensen
              Enterprises for Tacoma Main Office premises of Columbia Bank.(1)

   (b)       Stock Option Plan as amended and restated effective April 23,
              1997.(2)

   (c)       Amended employment agreement between the Company and W. W. Philip effective January 1, 1998, except with respect to sections 4.3 and 4.4 (granting restricted stock awards) which are effective
              August 28, 1996 and January 28, 1998, respectively.(3)(4)

   (d)       Amended employment agreement between the Company and J. James
              Gallagher effective July 1, 1998, except with respect to section
              4.3 (granting restricted stock award) which is effective
              April 22, 1998.(4)

   (e)       Amended employment agreement between the Company and Melanie J.
              Dressel effective July 1, 1999.(4)

   (f)       Severance agreement between the Company and Harald R. Russell effective June 23, 1999.(3)(4)

   (g)       Severance agreement between the Company and Evans Q. Whitney effective June 23, 1999.(3)(4)

   (h)       Severance agreement between the Company and Gary R. Schminkey effective June 23, 1999.(3)(4)

   (i)       Severance agreement between the Company and Donald A. Andersen effective June 23, 1999.(3)(4)

   (j)       Severance agreement between the Company and Janet D. Hildebrand effective June 23, 1999.(3)(4)

   (k)       Data processing servicing agreement dated May 3, 1993 between the
              Company and M&I Data Services.(5)

   (l)       Deferred Compensation Plan for directors and certain key employees effective September 22, 1999.

 21          Subsidiaries of the Company are:

   (a)       Columbia State Bank, Tacoma, Washington, a Washington state-
              chartered commercial bank.

 24          Powers of Attorney dated February 23, 2000.

 27          Financial Data Schedule

--------
 (1) Incorporated by reference to the Form SB-2 (Registration No. 33-66224)
      previously filed by the Company, declared effective on August 16, 1993.

 (2) Incorporated by reference to the definitive Proxy Statement dated March
      20, 1997 for the Annual Meeting of Shareholders held April 23, 1997.

 (3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 previously filed by the Company.

 (4) This document is a management contract containing compensatory arrangements and is required to be filed as an exhibit pursuant to Item
      14(c) of this Form 10-K.

 (5) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1993 previously filed by the Company.