Form 10-Q
period 2000-03-31
COLUMBIA BANKING SYSTEM INC
filed 2000-05-12
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.

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

Yes   X     No


The number of shares of the issuer's Common Stock outstanding at April 28, 2000 was 11,673,419.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                    Page
Item 1. Financial statements

        Consolidated Statements of Operations - three months
         ended March 31, 2000 and 1999                                2

        Consolidated Balance Sheets - March 31, 2000
         and December 31, 1999                                        3

        Consolidated Statements of Shareholders' Equity -
         twelve months ended December 31, 1999 and
         three months ended March 31, 2000                            4

        Consolidated Statements of Cash Flows -
         three months ended March 31, 2000 and 1999                   5

        Notes to consolidated financial statements                    6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

Item 3. Quantitative and Qualitative Disclosure about Market Risk    18


                     PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                            19

         Signatures                                                  19

CONSOLIDATED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.
(Unaudited)

                                    Three Months Ended
                                         March 31,
(in thousands except per share)      2000       1999
-----------------------------------------------------------------------------
Interest Income
Loans                              $23,343    $17,479
Securities available for sale        1,389      1,439
Securities held to maturity             64         81
Deposits with banks                     17        352
-----------------------------------------------------------------------------
Total interest income               24,813     19,351

Interest Expense
Deposits                            10,009      7,717
Federal Home Loan Bank advances        891        340
Other borrowings                        59
-----------------------------------------------------------------------------
Total interest expense              10,959      8,057

Net Interest Income                 13,854     11,294
Provision for loan losses              900        600
-----------------------------------------------------------------------------
Net interest income after
 provision for loan losses          12,954     10,694

Noninterest Income
Service charges and other fees       1,528      1,272
Mortgage banking                       155        356
Merchant services fees                 772        510
Other                                  138        125
-----------------------------------------------------------------------------
Total noninterest income             2,593      2,263

Noninterest Expense
Compensation and employee benefits   5,574      4,839
Occupancy                            1,591      1,647
Merchant processing                    394        247
Advertising and promotion              441        440
Data processing                        529        482
Taxes, licenses & fees                 428        310
Other                                1,866      1,831
-----------------------------------------------------------------------------
Total noninterest expense           10,823      9,796
-----------------------------------------------------------------------------
Income before income taxes           4,724      3,161
Provision for income taxes           1,628      1,073
-----------------------------------------------------------------------------
Net Income                         $ 3,096      2,088
=============================================================================

Net income per common share:
  Basic                            $  0.27    $  0.18
  Diluted                             0.26       0.17
Average number of common
  shares outstanding                11,553     11,627
Average number of diluted common
  shares oustanding                 11,893     11,936


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

                                                     March 31,    December 31,
(in thousands)                                          2000          1999
-----------------------------------------------------------------------------
Assets
Cash and due from banks                              $  61,045    $  43,027
Interest-earning deposits with banks                     1,114          170
-----------------------------------------------------------------------------
   Total cash and cash equivalents                      62,159       43,197

Securities available for sale (fair value)              80,659       81,029
Securities held to maturity (fair value
   of $7,003 and $7,040 respectively)                    7,094        7,084
Federal Home Loan Bank stock                             8,135        6,916

Loans held for sale                                      7,224        5,479
Loans, net of unearned income                        1,102,020    1,048,006
  Less: allowance for loan losses                       10,897        9,967
-----------------------------------------------------------------------------
   Loans, net                                        1,091,123    1,038,039

Interest receivable                                      7,596        7,609
Premises and equipment, net                             47,244       39,166
Real estate owned                                        1,263        1,263
Other                                                    7,689        7,375
-----------------------------------------------------------------------------
Total Assets                                        $1,320,186   $1,237,157
=============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                 $207,169     $181,716
  Interest-bearing                                     978,973      861,828
-----------------------------------------------------------------------------
    Total Deposits                                   1,186,142    1,043,544

Federal Home Loan Bank advances                         14,400       83,700
Other borrowings                                         6,500        3,000
Other liabilities                                       10,814        7,699
----------------------------------------------------------------------------
    Total liabilities                                1,217,856    1,137,943

Shareholders' equity:
 Preferred stock (no par value)
   Authorized, 2 million shares;
     none outstanding
                            March 31,  December 31,
 Common stock (no par value)  2000         1999
			    ---------   ----------
   Authorized shares         51,975       51,975
   Issued and outstanding    10,611       10,603        78,457       78,285
 Retained Earnings                                      27,012       23,916
 Accumulated other comprehensive income (loss):
   Unrealized losses on securities available
     for sale, net of tax                               (3,139)      (2,987)
-----------------------------------------------------------------------------
    Total shareholders' equity                         102,330       99,214
-----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $1,320,186   $1,237,157
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.
(Unaudited)

                                                   Accumulated
                          Common stock                Other         Total
                       Number of         Retained  Comprehensive  Shareholders'
(in thousands)          Shares  Amount   Earnings  Income (Loss)    Equity
-----------------------------------------------------------------------------
Balance at
 December 31, 1998     10,050  $68,612    $20,616     $   338        $89,566

Comprehensive income:
Net income for 1999                        11,670
Change in unrealized gains and (losses)
 on securities available for sale, net of tax          (3,325)
  Total comprehensive income                                           8,345
Issuance of stock under stock option
 and other plans           49    1,303                                 1,303
Issuance of shares of common stock--
 5% stock dividend        504    8,370     (8,370)
-----------------------------------------------------------------------------
Balance at
 December 31, 1999     10,603   78,285     23,916      (2,987)       $99,214
-----------------------------------------------------------------------------

Comprehensive income:
Net income for 2000                         3,096
Change in unrealized gains and (losses)
 on securities available for sale, net of tax            (152)
  Total comprehensive income                                           2,944
Issuance of stock under stock option
 and other plans            8      172                                   172
-----------------------------------------------------------------------------
Balance at
 March 31, 2000        10,611  $78,457    $27,012     ($3,139)      $102,330
=============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

                                                          Three Months Ended
                                                                March 31,
(in thousands)                                               2000      1999
-----------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 3,096  $ 2,088
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                    900      600
  Depreciation and amortization                                480      498
  Deferred income tax (benefit) expense                       (111)    (344)
  Net realized (gains) losses on sale of assets                 (1)
  (Increase) decrease in loans held for sale                (1,745)   4,696
  Decrease in interest receivable                               13      427
  Increase in interest payable                               2,248       95
  Net changes in other assets and liabilities                  739     (643)
-----------------------------------------------------------------------------
   Net cash provided by operating activities                 5,619    7,417

Investing Activities
 Proceeds from maturities of securities available for sale      11    7,497
 Purchases of securities available for sale                          (8,256)
 Proceeds from maturities of mortgage-backed
  securities available for sale                                130       72
 Proceeds from maturities of securities held to maturity       280      250
 Purchases of securities held to maturity                     (291)    (400)
 Purchases of Federal Home Loan Bank stock                  (1,219)
 Loans originated and acquired, net of principal collected (53,675) (28,646)
 Purchases of premises and equipment                        (8,869)  (2,120)
 Proceeds from disposal of premises and equipment                2
 Other, net                                                      4       (1)
-----------------------------------------------------------------------------
   Net cash used by investing activities                   (63,627) (31,604)

Financing Activities
 Net increase in deposits                                  142,598   25,687
 Net increase in long-term borrowings                        3,500
 Net decrease in Federal Home Loan Bank advances           (69,300)
 Proceeds from issuance of common stock, net                   172      222
-----------------------------------------------------------------------------
   Net cash provided by financing activities                76,970   25,909
-----------------------------------------------------------------------------
   Increase in cash and cash equivalents                    18,962    1,722
 Cash and cash equivalents at beginning of period           43,197   76,418
-----------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $ 62,159 $ 78,140
=============================================================================

Supplemental information:
  Cash paid for interest                                  $  8,711 $  7,962

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

1.  Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results to be anticipated for the year ending December 31, 2000. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Earnings Per Share
Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share for the Company is the inclusion for the three months ended March 31, 2000 and 1999, respectively, of 340,000 and 309,000 stock options and restricted stock grants affecting the calculation of diluted earnings per share.

3.  Subsequent Event - Stock Dividend
On April 25, 2000, the Company announced a 10% stock dividend payable on May 24, 2000, to shareholders of record as of May 10, 2000. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

4. Business Segment Information
The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Bank's branch offices. Real estate lending includes single-family residential, multi-family residential, and commercial real estate loans, and the associated loan servicing activities.

Prior to 1999, the Company was managed as one segment, not by discrete operating segments. Segment information for the three months ended March 31, 1999, has been restated to conform with presentation of the Company's reportable segments at March 31, 2000.

The financial results of each segment were derived from the Company's general ledger system. Since the Company is not specifically organized around lines of business, most reportable segments are comprised of more than one operating segment. Expenses incurred directly by sales and back office support functions are not allocated to the major lines of business.

Since the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires no segmentation or methodology standardization, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company's business line performance may not be directly comparable with similar information from other financial institutions.

Financial highlights by lines of business:

Condensed Statements of Operations:

                                  Three Months Ended March 31, 2000
                            Commercial  Retail   Real Estate
(in thousands)               Banking   Banking     Lending   Other     Total
------------------------------------------------------------------------------
Net interest income after
  provision for loan losses $  2,479  $  9,629  $  1,559  $   (713)  $  12,954
Other income                     155     1,016       157     1,265       2,593
Other expense                   (629)   (3,489)     (530)   (6,175)    (10,823)
-------------------------------------------------------------------------------
Contribution to overhead
 and profit                 $  2,005  $  7,156  $  1,186  $ (5,623)  $   4,724
   Income taxes                                                         (1,628)
-------------------------------------------------------------------------------
Net income                                                           $   3,096
===============================================================================
Total assets                $352,463  $555,758  $278,835  $133,130  $1,320,186
===============================================================================

                                  Three Months Ended March 31, 1999
                            Commercial  Retail   Real Estate
(in thousands)               Banking   Banking     Lending   Other     Total
------------------------------------------------------------------------------
Net interest income after
  provision for loan losses $  2,215  $  6,628  $  2,051  $   (200)  $  10,694
Other income                      66       891       398       908       2,263
Other expense                   (603)   (3,189)     (522)   (5,482)     (9,796)
-------------------------------------------------------------------------------
Contribution to overhead
 and profit                 $  1,678  $  4,330  $  1,927  $ (4,774)  $   3,161
   Income taxes                                                         (1,073)
-------------------------------------------------------------------------------
Net income                                                           $   2,088
===============================================================================
Total assets                $270,981  $423,444  $227,315  $165,777  $1,087,517
===============================================================================


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


Overview

The Company is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business.  Headquartered in Tacoma, Washington, the
Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 28 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget
Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington.  Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation
(the "FDIC").  The Bank is subject to regulation by the FDIC and the
Washington State Department of Financial Institutions (Division of Banks).
Although Columbia Bank is not a member of the Federal Reserve System, the
Board of Governors of the Federal Reserve System has certain supervisory
authority over the Company, which can also affect Columbia Bank.   At
March 31, 2000, the Company had total assets of $1.3 billion.

Management believes the ongoing consolidation among financial institutions in Washington has created significant gaps in the ability of large banks operating in Washington to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services. The Company has closely followed the recent changes to federal banking laws which allow financial institutions to engage in a broader range of activities than previously permitted. The new legislation also authorizes the creation of financial holding companies to facilitate such expanded activity. As the Company pursues its aggressive growth strategy, it is likely that the Company will utilize the new financial holding company structure to accommodate an expansion of its products and services.

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call(sm) telephone banking, Columbia OnLine(sm) internet banking, development of complimentary lines of business, and acquisitions. In particular, the


Company anticipates continued expansion in Pierce County, north into King
County (the location of Auburn and Bellevue), south into Thurston County
(the location of the state capital, Olympia) and northwest into Kitsap County
(the location of Port Orchard). Expansion by acquisition into other geographic and product line markets will be considered as promising situations arise. In order to fund its lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the expense ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service. Management has consistently emphasized control of noninterest expense. See the discussion of noninterest expense for further detail.

In April 2000, Columbia Bank opened its third branch in the Auburn area with its newly constructed Forest Villa Branch. The Company's future plans include new locations in Pierce, King, Kitsap and Thurston counties of western Washington. Management continues to pursue opportunities for expansion via a combination of internal growth and external growth by acquisition. New branches normally do not contribute to net income for many months after opening.

The Company has 28 branches, 15 in Pierce County, 7 in King County, 4 in
Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown to 28 branches from 4 through a combination of internal and external growth by acquisition.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial services options. Also, new technology and services are reviewed for business development and cost saving purposes. The Company is now in the testing phase of its new online banking module "Columbia On-Line", with plans for full operation during the second quarter of 2000. Customers will be able to conduct a full range of services, including, balance inquiries, transfers, bill paying, and loan information.

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


Results of Operations

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company's operating expenses consist primarily of compensation and employee benefits expense, and occupancy expense. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the first quarter of 2000 was $3.1 million, or $0.26 per diluted share, compared to $2.1 million, or $0.17 per diluted share, for the first quarter of 1999, an increase in net income of 53%. The earnings increase for the first quarter reflects significant growth in assets, loans and deposits as compared to the quarter ended March 31, 1999, and to continued increases in noninterest income.


On April 25, 2000, the Company announced a 10% stock dividend payable on
May 24, 2000, to shareholders of record as of May 12, 2000.   Average shares
outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


Net Interest Income

Net interest income for the first quarter of 2000 increased 23% to $13.9 million, from $11.3 million in the first quarter of 1999. The increase in net interest income was largely due to the overall growth of the Company.
Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first three months of 2000, average interest-earning assets increased $205.6 million, while average interest-bearing liabilities increased only $182.7 million, compared with the same period in 1999.

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.75% in the first quarter of 2000 from 4.71% in the
first quarter of 1999.   Average interest-earning assets grew to $1.2 billion
during the first quarter of 2000, compared with $972.6 million for the same period in 1999.  The average yield on interest-earning assets increased
0.41% to 8.49% during the first quarter of 2000 from 8.08% in the same period of 1999.  In comparison, the average cost of interest-bearing liabilities increased 0.39% to 4.52% during the third quarter of 2000 from
4.13% in the same period of 1999.

For the first three months of 2000 compared to the same period in 1999, the increase in net interest margin is primarily due to rising interest rates.
Competition and increasing interest rates have caused loan yields to rise along with deposit and borrowing costs, causing the net interest margin to increase slightly. Interest rates in general have exhibited an increasing trend since the middle of 1999 and during the first quarter of 2000. During the past twelve months, although loan yields have risen with increases of the "prime rate", competition for deposits to fund continued strong loan demand within the Company's market areas, has placed upward pressure on the cost of deposits and borrowings.


CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.


                         Three Months Ended   Increase
                              March 31,      (Decrease)
(in thousands)             2000       1999      Amount
--------------------------------------------------------------------------------
ASSETS
Loans                  $1,081,735   $839,450  $242,285
Securities                 95,392    103,346    (7,954)
Interest-earning
 deposits with banks        1,111     29,825   (28,714)
--------------------------------------------------------------------------------
Total interest-earning
 assets                 1,178,238    972,621   205,617

Noninterest-earning
 assets                    98,724     86,336    12,388
--------------------------------------------------------------------------------
  Total assets         $1,276,962 $1,058,957  $218,005
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 deposits              $  912,310 $  766,834  $145,476
Federal Home Loan Bank
 advances                  59,434     25,266    34,168
Other borrowings            3,077                3,077
--------------------------------------------------------------------------------
Total interest-bearing
 liabilities           $  974,821    792,100   182,721

Noninterest-bearing
 deposits                 191,959    169,261    22,698
Other noninterest-bearing
 liabilities                8,832      6,133     2,699
Shareholders' Equity      101,350     91,463     9,887
--------------------------------------------------------------------------------
Total liabilities and
 shareholders'equity   $1,276,962 $1,058,957  $218,005
================================================================================

Noninterest Income

Noninterest income increased $330,000, or 15%, in the first quarter of 2000, compared with the same period in 1999, despite a decrease of $201,000 in mortgage banking income during the same period. Increases during the first quarter of 1999, were primarily centered in account service charges and
merchant services income.   In general, increases in account service charges
and merchant services are due to the overall growth of the Company.


Noninterest Expense

Total noninterest expense increased $1.0 million, or 10%, for the first quarter of 2000, compared with the same period in 1999. The increase was primarily due to personnel costs associated with the Company's expansion as well as merchant processing expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 65.8% for the first quarter of 2000, compared to 72.3% for the same period in 1999. There were no material unusual and nonrecurring items for the three months ending March 31, 2000 and 1999.
The decrease in the efficiency ratio during the first three months of 2000 is primarily due to slower increases in expenses associated with branch and infrastructure expansion than incurred in the first quarter of 1999. Early in 1999, the Company reemphasized cost controls as shown by a decrease in the efficiency ratio to 67.9%, 64.1%, and 62.6% during the second, third, and fourth quarters of 1999, respectively.


Income Taxes

For the first quarter of 2000, the Company recorded an income tax provision of $1.6 million, compared with $1.1 million for the same period in 1999.


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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss.
In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company wouldassess whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", would warrant establishing a specific reserve for the loan.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company's chief credit officer and approved, as appropriate, by the Board. Credit Administration, together with appropriate loan committees, has the responsibility for
administering the credit approval process.   As another part of its control
process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by the Company's credit policies. This includes a review of documentation when the loan is initially extended and subsequent on-site examination to ensure continued performance and proper risk assessment.


Lending Activities

The Company operates a full service commercial bank, which originates a wide variety of loans. Consistent with the trend begun in 1993, the Company continues to have success originating commercial business and commercial real estate loans.

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                      March 31,  % of    December 31  % of
(in thousands)                          2000    Total       1999     Total
-----------------------------------------------------------------------------
 Commercial                         $  469,954   42.6%  $  426,060   40.6%

 Real estate:
   One-to four-family residential       66,396    6.0       64,669    6.2
   Five or more family residential and
     commercial properties             389,020   35.3      377,708   36.0
-----------------------------------------------------------------------------
      Total real estate                455,416   41.3      442,377   42.2

 Real estate construction:
   One-to four-family residential       33,182    3.0       32,742    3.1
   Five or more family residential and
     commercial properties              47,998    4.4       45,886    4.4
-----------------------------------------------------------------------------
      Total real estate construction    81,180    7.4       78,628    7.5

 Consumer                               98,018    8.9      103,296    9.9
-----------------------------------------------------------------------------
    Sub-total loans                  1,104,568  100.2    1,050,361  100.2
 Less: Deferred loan fees               (2,548)  (0.2)      (2,355)  (0.2)
-----------------------------------------------------------------------------
    Total loans                     $1,102,020  100.0%  $1,048,006  100.0%
=============================================================================
Loans held for sale                   $  7,224          $    5,479
=============================================================================

Total loans increased $54.0 million, or 5.2%, to $1.1 billion from year-end 1999. Commercial loans and five or more family residential and commercial real estate were the categories contributing a majority of the increase.

Commercial Loans: Commercial loans increased $43.9 million, or 10%, to $470.0 million from year-end 1999, representing 42.6% of total loans. Management is committed to providing competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

Real Estate Loans:  Residential one- to four-family loans increased
$1.7 million to $66.4 million at March 31, 2000, representing 6.0% of total loans, compared with $64.7 million at December 31, 1999. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased $11.3 million, or 3%, to $389.0 million at March 31, 2000, representing 35.3% of total loans, from $377.7 million at December 31, 1999. The increase in multi-family and commercial real estate lending in the first three months reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the
Company.   The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences increased $440,000 to $33.2 million at March 31, 2000, representing 3.0% of total loans, from $32.7 million at December 31,
1999.   Multi-family and commercial real estate construction loans increased
$2.1 million, or 5%, to $48.0 million at March 31, 2000, representing 4.4% of total loans, from $45.9 million at December 31, 1999.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Lending: At March 31, 2000, the Company had $98.0 million of consumer loans outstanding, representing 8.9% of total loans, as compared with $103.3 million at December 31, 1999. The balance at December 31, 1999, included approximately $6.0 million of short-term loans made to a group of individuals in connection with a single transaction which matured in February 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Columbia Bank is not involved with loans to foreign companies and foreign countries.

Nonperforming Assets

Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) real estate owned.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                    March 31,   December 31,
(in thousands)                                        2000          1999
-----------------------------------------------------------------------------
 Nonaccrual:
  One-to four-family residential                   $    23       $    23
  Commercial real estate                             1,277         1,784
  Commercial business                                3,631         2,176
  Consumer                                             290           377
-----------------------------------------------------------------------------
    Total                                            5,221         4,360

 Restructured:
  One-to four-family residential construction                        122
  Commercial business                                    5            65
  Consumer                                              15
-----------------------------------------------------------------------------
    Total                                               20           187

-----------------------------------------------------------------------------
    Total nonperforming loans                      $ 5,241       $ 4,547
=============================================================================

 Real estate owned                                 $ 1,263       $ 1,263
=============================================================================
 Total nonperforming assets                        $ 6,504       $ 5,810
=============================================================================

Nonperforming loans were $5.2 million, or 0.48% of total loans (excluding loans held for sale), at March 31, 2000, compared to $4.5 million, or 0.43% of total loans, at December 31, 1999, due principally to increases in the commercial business category.

Restructured loans totaled $20,000 at March 31, 2000.

Real estate owned, which is comprised of foreclosed real estate loans, was unchanged at March 31, 2000, from its balance of $1.3 million at December 31, 1999. During the first three months of 2000, there were no REO transactions. At March 31, 2000, REO consisted of two foreclosed properties.

Total nonperforming assets totaled $6.5 million, or 0.49% of period-end assets, at March 31, 2000, compared to $5.8 million, or 0.47% of period-end assets, at December 31, 1999.

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

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1. Formula based allowances calculated on minimum thresholds and historical performance of the portfolio for a minimum of 5 years
2. Specific allowances for identified problem loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."
3. Unallocated allowance that considers other potential losses inherent in the loan portfolio that are not contemplated in the formula based allowances.

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

At March 31, 2000, the Company's allowance for loan losses was $10.9 million, or 0.99% of the total loan portfolio (excluding loans held for sale), and 207.9% of nonperforming loans. This compares with an allowance of $10.0 million, or 0.95% of the total loan portfolio, and 219.2% of nonperforming loans, at December 31, 1999. The increase in the allowance as a percentage of loans was due primarily to the $900,000 in loan loss provisions during the first quarter of 2000.

Net loan recoveries amounted to $30,000 for the first three months of 2000 compared with net loan charge-offs of $14,000 for the same period in 1999. During the first three months of 2000, the Company set aside a $900,000 provision for loan losses as compared with $600,000 for the same period in 1999.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                               Three Months Ended
                                    March 31,
(in thousands)                    2000       1999
----------------------------------------------------------------------------
 Beginning balance             $ 9,967     $9,002
 Charge offs:
  One-to-four family residential
      construction                             (1)
  Commercial business             (187)       (48)
  Consumer                         (59)       (24)
----------------------------------------------------------------------------
   Total charge-offs              (246)       (73)

 Recoveries:
  Commercial business              266         55
  Consumer                          10          4
----------------------------------------------------------------------------
   Total recoveries                276         59
----------------------------------------------------------------------------
 Net (charge-offs) recoveries       30        (14)

 Provision charged to expense      900        600
----------------------------------------------------------------------------
 Ending balance                $10,897     $9,588
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


Deposit Activities

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $142.6 million, or 13.7%, to $1.2 billion at March 31, 2000 from $1.0 billion at December 31, 1999.

The Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 1999 and 2000, and management anticipates
continued use of such deposits to fund increasing loan demand.   At March 31,
2000, brokered and other wholesale deposits (excluding public deposits) totaled $58.7 million, or 4.9% of total deposits, compared with $25.3 million,
or 2.4% of total deposits at December 31, 1999.   The brokered deposits have
varied maturities up to 5 years.


Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At March 31, 2000, the Company had short-term advances of $14,400 compared to a balance of $83.7 million at December 31, 1999. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company maintains a borrowing relationship with another financial institution to fund the liquidity needs of the Company and to provide for the capital needs of Columbia Bank. At March 31, 2000, the Company had $6.5 million in long-term borrowings.


Capital

Shareholders' equity at March 31, 2000, was $102.3 million compared with $99.2 million at December 31, 1999. The increase is due primarily to net income of $3.1 million during the first three months of 2000. Shareholders' equity was 7.75% and 8.02% of total period-end assets at March 31, 2000, and December 31, 1999, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2000, the Company's leverage ratio was 8.25%, compared with 8.46% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations.
Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 8.92% and 9.84%, respectively, at March 31, 2000, compared with 9.12% and 10.01%, respectively, at December 31, 1999.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at March 31, 2000. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

Applicable federal and Washington state regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to distributions. The Company's ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

On April 25, 2000, the Company announced a 10% stock dividend payable on
May 24, 2000, to shareholders of record as of May 10, 2000.   Average shares
outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to this transaction.

Impact of the Year 2000 Issue (Y2K)

Many existing computer systems, including the systems used by the Company, originally used only two digits to identify a year in the date field. These programs were designed and developed without taking into account the recent change in the century. It was feared that the failure of any of these systems to recognize the year 2000 could have a material effect on a Company's
business, results of operations, and/or financial condition.   At the
century date change on January 1, 2000, the Company's operations and electronic systems did not incur any breakdowns, stoppages, complications or interruptions of any type. In addition, all outside service and utility providers that the Company subscribes to experienced no service interruptions, and to the best of the Company's knowledge, its customers experienced few,
if any, problems.   The Company developed a comprehensive Year 2000
contingency plan. The Company's new state-of-the-art operations center has a generator backup to run the entire facility. All branch offices have special procedures in order to operate without the usual telecommunications links so that, in the event of a telecommunications failure, the Company is able to process its data through a remote site. Although the Company has taken precautions to assure its technology is Y2K ready, should any complications arise in the future, the Company is prepared to address such potential problems or situations


Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 1999.

PART II  -  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
      None

(b)  Reports on Form 8-K
      None




				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  COLUMBIA BANKING SYSTEM, INC.
				  (Registrant)





     Date        May 12, 2000           By     /s/ J. James Gallagher
	 -----------------------------     --------------------------------
                                                 J. James Gallagher
                                                   Vice Chairman and
                                              Chief Executive Officer




     Date        May 12, 2000           By   /s/ Gary R. Schminkey
	 -----------------------------     ---------------------------------
                                                 Gary R. Schminkey
                                            Executive Vice President and
                                              Chief Financial Officer