Form 10-Q
period 2000-06-30
COLUMBIA BANKING SYSTEM INC
filed 2000-07-28
CIK 887343

================================================================================

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000.

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________.

         Commission File Number 0-20288
                                -------


                          COLUMBIA BANKING SYSTEM, INC.
--------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)


         Washington                                          91-1422237
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


         1102 Broadway Plaza
         Tacoma, Washington                                     98402
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (253) 305-1900
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----


        The number of shares of the issuer's Common Stock outstanding at
                          July 27, 2000 was 11,705,588

================================================================================

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Condensed unaudited Financial statements

               Consolidated Condensed Statements of Operations -
               three months and six months ended June 30, 2000 and 1999       2

               Consolidated Condensed Balance Sheets - June 30, 2000
               and December 31, 1999                                          3

               Consolidated Condensed Statements of Shareholders'
               Equity - twelve months ended December 31, 1999, and six
               months ended June 30, 2000                                     4

               Consolidated Condensed Statements of Cash Flows -
               six months ended June 30, 2000 and 1999                        5

               Notes to consolidated financial statements                     6



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20



                          PART II -- OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders                 21

Item 6.  Exhibits and reports on Form 8-K                                    21

         Signatures                                                          22

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                             Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
(IN THOUSANDS EXCEPT PER SHARE)                2000        1999        2000        1999
----------------------------------------     -------     -------     -------     -------
INTEREST INCOME
Loans                                        $25,516     $18,548     $48,859     $36,027
Securities available for sale                  1,390       1,416       2,779       2,855
Securities held to maturity                       67          73         131         154
Deposits with banks                               37         136          54         488
----------------------------------------     -------     -------     -------     -------
  Total interest income                       27,010      20,173      51,823      39,524

INTEREST EXPENSE
Deposits                                      11,287       7,864      21,296      15,581
Federal Home Loan Bank advances                1,141         499       2,032         839
Other borrowings                                 133         192
----------------------------------------     -------     -------     -------     -------
  Total interest expense                      12,561       8,363      23,520      16,420
----------------------------------------     -------     -------     -------     -------

NET INTEREST INCOME                           14,449      11,810      28,303      23,104
Provision for loan losses                        900         600       1,800       1,200
----------------------------------------     -------     -------     -------     -------
  Net interest income after provision
     for loan losses                          13,549      11,210      26,503      21,904

NONINTEREST INCOME
Service charges and other fees                 1,488       1,479       3,016       2,751
Mortgage banking                                 245         297         400         653
Merchant services fees                           910         647       1,682       1,157
Other                                            264         154         402         279
----------------------------------------     -------     -------     -------     -------
  Total noninterest income                     2,907       2,577       5,500       4,840

NONINTEREST EXPENSE
Compensation and employee benefits             5,736       4,829      11,310       9,668
Occupancy                                      1,542       1,631       3,133       3,278
Merchant processing                              495         347         889         594
Advertising and promotion                        371         474         812         914
Data processing                                  564         502       1,093         984
Taxes, licenses & fees                           588         371       1,016         681
Other                                          1,988       1,610       3,854       3,441
----------------------------------------     -------     -------     -------     -------
  Total noninterest expense                   11,284       9,764      22,107      19,560
----------------------------------------     -------     -------     -------     -------
Income before income taxes                     5,172       4,023       9,896       7,184
Provision for income taxes                     1,781       1,361       3,409       2,434
----------------------------------------     -------     -------     -------     -------
NET INCOME                                   $ 3,391     $ 2,662     $ 6,487     $ 4,750
========================================     =======     =======     =======     =======

Net income per common share:
  Basic                                      $  0.29     $  0.23     $  0.56     $  0.41
  Diluted                                       0.28        0.22        0.54        0.40
Average number of common
  shares outstanding                          11,570      11,649      11,568      11,646
Average number of diluted common
  shares outstanding                          11,917      11,945      11,921      11,946

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                              June 30,       December 31,
(IN THOUSANDS)                                                                  2000             1999
--------------------------------------------------------------------------   ----------       ----------
ASSETS
Cash and due from banks                                                      $   57,369       $   43,027
Interest-earning deposits with banks                                              3,430              170
--------------------------------------------------------------------------   ----------       ----------
    Total cash and cash equivalents                                              60,799           43,197

Securities available for sale (fair value)                                       80,644           81,029
Securities held to maturity (fair value of $7,034 and $7,040 respectively)        7,094            7,084
Federal Home Loan Bank stock                                                      8,267            6,916

Loans held for sale                                                              13,641            5,479
Loans, net of unearned income                                                 1,156,890        1,048,006
  Less: allowance for loan losses                                                12,072            9,967
--------------------------------------------------------------------------   ----------       ----------
    Loans, net                                                                1,144,818        1,038,039

Interest receivable                                                               9,282            7,609
Premises and equipment, net                                                      47,949           39,166
Real estate owned                                                                 1,285            1,263
Other                                                                             7,736            7,375
--------------------------------------------------------------------------   ----------       ----------
Total Assets                                                                 $1,381,515       $1,237,157
==========================================================================   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                          $  209,243       $  181,716
Interest-bearing                                                                969,739          861,828
--------------------------------------------------------------------------   ----------       ----------
    Total deposits                                                            1,178,982        1,043,544

Federal Home Loan Bank advances                                                  79,000           83,700
Other borrowings                                                                  6,500            3,000
Other liabilities                                                                10,654            7,699
--------------------------------------------------------------------------   ----------       ----------
    Total liabilities                                                         1,275,136        1,137,943

Shareholders' equity:
  Preferred stock (no par value)
    Authorized, 2 million shares; none outstanding

                                            June 30,       December 31,
                                              2000             1999
                                           ----------       ----------
  Common stock (no par value)
    Authorized shares                          51,975           51,975
    Issued and outstanding                     11,692           10,603           91,331           78,285
  Retained earnings                                                              18,066           23,916
  Accumulated other comprehensive income (loss):
    Unrealized losses on securities available for sale, net of tax               (3,018)          (2,987)
--------------------------------------------------------------------------   ----------       ----------
    Total shareholders' equity                                                  106,379           99,214
--------------------------------------------------------------------------   ----------       ----------
Total Liabilities and Shareholders' Equity                                   $1,381,515       $1,237,157
==========================================================================   ==========       ==========

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                         Common stock                         Accumulated
                                                      ----------------------                     Other         Total
                                                      Number of                   Retained   Comprehensive  Shareholders'
(IN THOUSANDS)                                         Shares        Amount       Earnings    Income(Loss)     Equity
---------------------------------------------------   --------      --------      --------      --------      --------
BALANCE AT JANUARY 1, 1999                              10,050      $ 68,612      $ 20,616      $    338      $ 89,566

  Comprehensive income:
  Net income for 1999                                                               11,670
  Change in unrealized gains and (losses)
   on securities available for sale, net of tax                                                   (3,325)
      Total comprehensive income                                                                                 8,345
  Issuance of stock under stock option
   and other plans                                          49         1,303                                     1,303
  Issuance of shares of common stock--
   5% stock dividend                                       504         8,370        (8,370)
---------------------------------------------------   --------      --------      --------      --------      --------
BALANCE AT DECEMBER 31, 1999                            10,603        78,285        23,916        (2,987)       99,214
---------------------------------------------------   --------      --------      --------      --------      --------

  Comprehensive income:
  Net income for 2000                                                                6,487
  Change in unrealized gains and (losses) on
   securities available for sale, net of tax                                                         (31)
      Total comprehensive income                                                                                 6,456
  Issuance of stock under stock option
   and other plans                                          28           331                                       331
  Tax benefits from prior year exercise of
   stock options                                                         378                                       378
  Issuance of shares of common stock--
   10% stock dividend                                    1,061        12,337       (12,337)
---------------------------------------------------   --------      --------      --------      --------      --------
BALANCE AT JUNE 30, 2000                                11,692      $ 91,331      $ 18,066      ($ 3,018)     $106,379
===================================================   ========      ========      ========      ========      ========








See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
(IN THOUSANDS)                                                                  2000          1999
---------------------------------------------------------------------------   ---------    ---------
OPERATING ACTIVITIES
  Net income                                                                  $   6,487    $   4,750
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                   1,800        1,200
      Depreciation and amortization                                               1,048        1,389
      Deferred income tax (benefit) expense                                         (75)      (1,066)
      (Increase) decrease in loans held for sale                                 (8,162)       3,380
      (Increase) Decrease in interest receivable                                 (1,673)        (524)
      Increase in interest payable                                                3,496          525
      Net changes in other assets and liabilities                                  (816)      (1,769)
---------------------------------------------------------------------------   ---------    ---------
          Net cash provided by operating activities                               2,105        7,885

INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                          23       14,109
  Purchases of securities available for sale                                                  (8,151)
  Proceeds from maturities of mortgage-backed securities available for sale         324          204
  Proceeds from maturities of  securities held to maturity                          280          860
  Purchases of  securities held to maturity                                        (291)      (1,980)
  Purchases of Federal Home Loan Bank stock                                      (1,351)        (580)
  Loans originated and acquired, net of principal collected                    (107,988)    (105,854)
  Purchases of premises and equipment                                           (10,453)      (2,728)
  Other, net                                                                          6           (5)
---------------------------------------------------------------------------   ---------    ---------
          Net cash used by investing activities                                (119,450)    (104,125)

FINANCING ACTIVITIES
  Net increase in deposits                                                      135,438       52,018
  Net increase in long-term borrowings                                            3,500
  Net increase (decrease) in Federal Home Loan Bank advances                     (4,700)      32,250
  Proceeds from issuance of common stock, net                                       331          921
  Tax benefits from prior year exercise of stock options                            378
---------------------------------------------------------------------------   ---------    ---------
          Net cash provided by financing activities                             134,947       85,189
---------------------------------------------------------------------------   ---------    ---------
  Increase (decrease) in cash and cash equivalents                               17,602      (11,051)
  Cash and cash equivalents at beginning of period                               43,197       76,418
---------------------------------------------------------------------------   ---------    ---------
          Cash and cash equivalents at end of period                          $  60,799    $  65,367
===========================================================================   =========    =========

Supplemental information:
  Cash paid for interest                                                      $  20,024    $  15,895
  Cash paid for income taxes                                                      4,025        2,670
  Loans foreclosed and transferred to real estate owned                              22          402

See accompanying notes to consolidated condensed financial statements.

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

1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results to be anticipated for the year ending December 31, 2000. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The primary reconciling items affecting the calculation of earnings per share is the inclusion of stock options affecting diluted earnings per share of 347,000 and 296,000 for the three months ended June 30, 2000 and 1999, respectively, and 353,000 and 300,000 for the six months ended June 30, 2000 and 1999, respectively.

3.  STOCK DIVIDEND

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

Prior to 1999, the Company was managed as one segment, not by discrete operating segments. Segment information for the three months and six months ended June 30, 1999, has been restated to conform with presentation of the Company's reportable segments at June 30, 2000.

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

Financial highlights by lines of business:

CONDENSED STATEMENTS OF OPERATIONS:

                                                                   THREE MONTHS ENDED JUNE 30, 2000

                                               Commercial       Retail       Real Estate
(IN THOUSANDS)                                   Banking        Banking        Lending         Other          Total
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net interest income after
  provision for loan losses                    $     2,420    $    10,764    $     1,391    $    (1,026)   $    13,549
Other income                                           141          1,048            247          1,471          2,907
Other expense                                         (415)        (3,394)          (511)        (6,964)       (11,284)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Contribution to overhead and profit            $     2,146    $     8,418    $     1,127    $    (6,519)         5,172
Income taxes                                                                                                    (1,781)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net income                                                                                                 $     3,391
============================================   ===========    ===========    ===========    ===========    ===========
Total assets                                   $   363,174    $   587,697    $   301,560    $   129,084    $ 1,381,515
============================================   ===========    ===========    ===========    ===========    ===========



                                                                   THREE MONTHS ENDED JUNE 30, 1999

                                               Commercial       Retail       Real Estate
(IN THOUSANDS)                                   Banking        Banking        Lending         Other          Total
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net interest income after
  provision for loan losses                    $     2,437    $     7,187    $     1,865    $      (279)   $    11,210
Other income                                           131            964            305          1,177          2,577
Other expense                                         (575)        (3,206)          (465)        (5,518)        (9,764)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Contribution to overhead and profit            $     1,993    $     4,945    $     1,705    $    (4,620)         4,023
Income taxes                                                                                                    (1,361)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net income                                                                                                 $     2,662
============================================   ===========    ===========    ===========    ===========    ===========
Total assets                                   $   322,821    $   446,222    $   239,142    $   138,753    $ 1,146,938
============================================   ===========    ===========    ===========    ===========    ===========

CONDENSED STATEMENTS OF OPERATIONS:

                                                                    SIX MONTHS ENDED JUNE 30, 2000

                                               Commercial       Retail       Real Estate
(IN THOUSANDS)                                   Banking        Banking        Lending         Other          Total
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net interest income after
  provision for loan losses                    $     4,899    $    20,393    $     2,950    $    (1,739)   $    26,503
Other income                                           296          2,064            404          2,736          5,500
Other expense                                       (1,044)        (6,883)        (1,041)       (13,139)       (22,107)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Contribution to overhead and profit            $     4,151    $    15,574    $     2,313    $   (12,142)         9,896
Income taxes                                                                                                    (3,409)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net income                                                                                                 $     6,487
============================================   ===========    ===========    ===========    ===========    ===========
Total assets                                   $   363,174    $   587,697    $   301,560    $   129,084    $ 1,381,515
============================================   ===========    ===========    ===========    ===========    ===========







                                                                  SIX MONTHS ENDED JUNE 30, 1999

                                               Commercial       Retail       Real Estate
(IN THOUSANDS)                                   Banking        Banking        Lending         Other          Total
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net interest income after
  provision for loan losses                    $     4,652    $    13,815    $     3,916    $      (479)   $    21,904
Other income                                           197          1,855            703          2,085          4,840
Other expense                                       (1,178)        (6,395)          (987)       (11,000)       (19,560)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Contribution to overhead and profit            $     3,671    $     9,275    $     3,632    $    (9,394)         7,184
Income taxes                                                                                                    (2,434)
--------------------------------------------   -----------    -----------    -----------    -----------    -----------
Net income                                                                                                 $     4,750
============================================   ===========    ===========    ===========    ===========    ===========
Total assets                                   $   322,821    $   446,222    $   239,142    $   138,753    $ 1,146,938
============================================   ===========    ===========    ===========    ===========    ===========

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

OVERVIEW

The Company is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 28 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (Division of Banks). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank. At June 30, 2000, the Company had total assets of $1.4 billion.

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

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call telephone banking, Columbia OnLine internet banking, development of complimentary lines of business, and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County (the location of

Auburn and Bellevue), south into Thurston County (the location of the state capital, Olympia) and northwest into Kitsap County (the location of Port Orchard). Expansion by acquisition into other geographic and product line markets will be considered as promising situations arise. In order to fund its lending activities and to allow for increased contact with customers, the Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the expense ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy and emphasis on convenience and personal service. Management has consistently emphasized control of noninterest expense. See the discussion of noninterest expense for further detail.

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

The Company has 28 branches, 15 in Pierce County, 7 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown to 28 branches from 4 primarily through internal and to a lesser degree, external growth by acquisition.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial services options. Also, new technology and services are reviewed for business development and cost saving purposes. The Company is now completing the testing phase of its new online banking module "Columbia On-Line", with plans for full operation by the end of the third quarter of 2000. Customers will be able to conduct a full range of services, including, balance inquiries, transfers, bill paying, and loan information.

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

Net income for the second quarter of 2000 was $3.4 million, or $0.28 per diluted share, compared to $2.7 million, or $0.22 per diluted share, for the second quarter of 1999, an increase in net income of 27%. Net income for the six months ended June 30, 2000, was $6.5 million, or $0.54 per diluted share, an increase of 37%, compared to $4.8 million, or $0.40 per diluted share for the same period in 1999. The earnings increase for the second quarter and six month periods reflect significant growth in total revenue (net interest income plus noninterest income), which was up 21% from both the second quarter and the six month periods ending

June 30, 1999, and to slower increases in noninterest expense, which increased 16% compared with the second quarter of 1999 and 13% from the six month period ending June 30, 1999.

On April 25, 2000, the Company announced a 10% stock dividend payable on May 24, 2000, to shareholders of record as of May 12, 2000. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


NET INTEREST INCOME

Net interest income for the second quarter of 2000 increased 22% to $14.4 million, from $11.8 million in the second quarter of 1999. For the six months ended June 30, 2000, net interest income increased 23% to $28.3 million from $23.1 million for the same period in 1999. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first six months of 2000, average interest-earning assets increased $221.7 million, while average interest-bearing liabilities increased only $201.1 million, compared with the same period in 1999. Net interest income is up 4% from the first quarter to the second quarter of 2000.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.67% in the second quarter of 2000 from 4.70% in the second quarter of 1999. Average interest-earning assets grew to $1.2 billion during the second quarter of 2000, compared with $1.0 billion for the same period in 1999. The average yield on interest-earning assets increased 0.70% to 8.71% during the second quarter of 2000 from 8.01% in the same period of 1999. In comparison, the average cost of interest-bearing liabilities increased 0.77% to 4.84% during the second quarter of 2000 from 4.07% in the same period of 1999.

For the first six months of 2000, net interest margin was unchanged at 4.71% from the same period in 1999. Average interest-earning assets grew to $1.2 billion during the first six months of 2000, compared with $992.3 million for the same period in 1999. The average yield on interest-earning assets increased 0.55% to 8.60% during the first six months of 2000 from 8.05% in the same period of 1999. In comparison, the average cost of interest-bearing liabilities increased 0.61% to 4.68% during the first nine months of 2000 from 4.07% in the same period of 1999.

For the first six months of 2000, competition and increasing interest rates have caused loan yields to rise along with deposit and borrowing costs, causing the net interest margin to remain steady. Interest rates in general have exhibited an increasing trend since the middle of 1999 and during the first six months of 2000. During the past twelve months, although loan yields have risen with increases in the "prime rate", competition for deposits to fund continued strong loan demand within the Company's market areas has placed upward pressure on the cost of deposits and borrowings. To fund strong loan demand during the first six months of 2000, the Company has made greater use of borrowings from the FHLB of Seattle and wholesale certificates of deposit. The funding of new loan production at higher incremental rates, versus the Company's historical mix of deposits, has caused the average cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
COLUMBIA BANKING SYSTEM, INC.

                                             Three Months Ended     Increase       Six Months Ended        Increase
                                                 June 30,          (Decrease)           June 30,          (Decrease)
(IN THOUSANDS)                              2000         1999        Amount        2000         1999        Amount
--------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
ASSETS
Loans                                    $1,151,729   $  899,818   $  251,911   $1,116,732   $  869,801   $  246,931
Securities                                   95,566      100,441       (4,875)      95,479      101,885       (6,406)
Interest-earning deposits with banks          2,383       11,449       (9,066)       1,753       20,587      (18,834)
--------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
   Total interest-earning assets          1,249,678    1,011,708      237,970    1,213,964      992,273      221,691

Noninterest-earning assets                  115,678       89,740       25,938      107,201       88,047       19,154
--------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
   Total assets                          $1,365,356   $1,101,448   $  263,908   $1,321,165   $1,080,320   $  240,845
======================================   ==========   ==========   ==========   ==========   ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits                $  968,198   $  786,675   $  181,523   $  940,254   $  776,809   $  163,445
Federal Home Loan Bank advances              69,622       37,907       31,715       64,528       31,622       32,906
Other borrowings                              6,500                     6,500        4,788                     4,788
--------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
   Total interest-bearing liabilities     1,044,320      824,582      219,738    1,009,570      808,431      201,139

Noninterest-bearing deposits                205,326      176,905       28,421      198,642      173,104       25,538
Other noninterest-bearing liabilities        10,705        6,596        4,109        9,776        6,439        3,337
Shareholders' equity                        105,005       93,365       11,640      103,177       92,346       10,831
--------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
   Total liabilities and
   shareholders' equity                  $1,365,356   $1,101,448   $  263,908   $1,321,165   $1,080,320      240,845
======================================   ==========   ==========   ==========   ==========   ==========   ==========


NONINTEREST INCOME

Noninterest income increased $330,000, or 13%, in the second quarter of 2000, and $660,000, or 14%, for the first six months of 2000, compared with the same periods in 1999, respectively, despite decreases in residential mortgage loan originations due to the effect of higher long-term interest rates. Increases during the second quarter and the first six months of 2000, were primarily centered in account service charges and merchant services income. In general, increases in account service charges and merchant services are due to the overall growth of the Company.

NONINTEREST EXPENSE

Total noninterest expense increased $1.5 million, or 16%, for the second quarter of 2000, and $2.5 million, or 13%, for the first six months of 2000,compared with the same periods in 1999. The increase was primarily due to personnel costs associated with the Company's expansion as well as merchant services, taxes and licenses, and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 65.0% and 65.4% for the second quarter and first six months of 2000, respectively, compared to 67.9% and 70.0% for the same periods in 1999. There were no material unusual and nonrecurring items for the three and six months ending June 30, 2000 and 1999.

INCOME TAXES

For the second quarter and first six months of 2000, the Company recorded income tax provisions of $1.8 million and $3.4 million, respectively, compared with $1.4 million and $2.4 million for the same periods in 1999.

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company would assess whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", would warrant establishing a specific reserve for the loan.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company's chief credit officer and approved, as appropriate, by the Board. Credit Administration, together with appropriate loan committee, has the responsibility for administering the credit approval process. As another part of its control process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by the Company's credit policies. This includes a review of documentation when the loan is initially extended and subsequent on-site examination to ensure continued performance and proper risk assessment.

LENDING ACTIVITIES

The Company operates a full service commercial bank, which originates a wide variety of loans. Consistent with the trend begun in 1993, the Company continues to have success originating commercial business and commercial real estate loans.

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                                       June 30,       % of       December 31,     % of
(IN THOUSANDS)                                          2000          Total         1999          Total
--------------------------------------------------   -----------    --------     -----------    --------
Commercial                                           $   492,894        42.6%    $   426,060        40.6%
Real estate:
    One-to four-family residential                        63,348         5.5          64,669         6.2
    Five or more family residential
       and commercial properties                         408,738        35.3         377,708        36.0
--------------------------------------------------   -----------    --------     -----------    --------
            Total real estate                            472,086        40.8         442,377        42.2
Real estate construction:
    One-to four-family residential                        38,435         3.3          32,742         3.1
    Five or more family residential
       and commercial properties                          51,213         4.4          45,886         4.4
--------------------------------------------------   -----------    --------     -----------    --------
            Total real estate construction                89,648         7.7          78,628         7.5
Consumer                                                 105,160         9.1         103,296         9.9
--------------------------------------------------   -----------    --------     -----------    --------
    Sub-total loans                                    1,159,788       100.2       1,050,361       100.2
Less: Deferred loan fees                                  (2,898)       (0.2)         (2,355)       (0.2)
--------------------------------------------------   -----------    --------     -----------    --------
            Total loans                              $ 1,156,890       100.0%    $ 1,048,006       100.0%
==================================================   ===========    ========     ===========    ========
Loans held for sale                                  $    13,641                 $     5,479
==================================================   ===========    ========     ===========    ========

Total loans at June 30, 2000, increased $108.9 million, or 10%, to $1.2 billion from year-end 1999. Commercial loans and five or more family residential and commercial properties were the categories contributing a majority of the increase.

COMMERCIAL LOANS: Commercial loans increased $66.8 million, or 16%, to $492.9 million from year-end 1999, representing 42.6% of total loans compared with 40.6% of total loans at December 31, 1999. Management is committed to providing competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

REAL ESTATE LOANS: Residential one- to four-family loans decreased $1.3 million to $63.3 million at June 30, 2000, representing 5.5% of total loans, compared with $64.7 million, or 6.2% of total loans at December 31, 1999. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased $31.0 million, or 8%, to $408.7 million at June 30, 2000, representing 35.3% of total loans, from $377.7 million, or 36.0% of total loans at December 31, 1999. The increase in multi-family and commercial real estate lending in the first three months reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial real estate loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences increased $5.7 million to $38.4 million at June 30, 2000, representing 3.3% of total loans, from $32.7 million, or 3.1% of total loans at December 31, 1999. Multi-family and commercial real estate construction loans increased $5.3 million, or 12%, to $51.2 million at June 30, 2000 from $45.9 million at December 31, 1999, representing 4.4% of total loans for both ending periods.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

CONSUMER LENDING: At June 30, 2000, the Company had $105.2 million of consumer loans outstanding, representing 9.1% of total loans, as compared with $103.3 million, or 9.9%, at December 31, 1999. The balance at December 31, 1999, included approximately $6.0 million of short-term loans made to a group of individuals in connection with a single transaction which matured in February 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                      June 30,    December 31,
(IN THOUSANDS)                                          2000         1999
----------------------------------------------------   ------       ------
Nonaccrual:
  One-to four-family residential                       $    4       $   23
  Commercial real estate                                2,183        1,784
  Commercial business                                   4,114        2,176
  Consumer                                                396          377
----------------------------------------------------   ------       ------
     Total                                              6,697        4,360

Restructured:
  One-to four-family residential construction                          122
  Commercial business                                       4           65
  Consumer                                                 17
----------------------------------------------------   ------       ------
     Total                                                 21          187

----------------------------------------------------   ------       ------
     Total nonperforming loans                         $6,718       $4,547
====================================================   ======       ======

Real estate owned                                      $1,285       $1,263
----------------------------------------------------   ------       ------
Total nonperforming assets                             $8,003       $5,810
====================================================   ======       ======


Nonperforming loans increased $2.2 million to $6.7 million, or 0.58% of total loans (excluding loans held for sale) at June 30, 2000, from $4.5 million, or 0.43% of total loans at December 31, 1999, due principally to increases in the commercial business and commercial real estate categories.

Restructured loans totaled $21,000 at June 30, 2000.

Real estate owned, which is comprised of foreclosed real estate loans, increased $22,000 at June 30, 2000, from its balance of $1.3 million at December 31, 1999. During the second quarter of 2000, the Company foreclosed on a $34,000 residential land loan collateralized by real estate and transferred the real estate to REO. At June 30, 2000, REO consisted of three foreclosed properties.

Total nonperforming assets totaled $8.0 million, or 58% of period-end assets, at June 30,2000, compared to $5.8 million, or .47% of period-end assets, at December 31, 1999.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1. Formula based allowances calculated on minimum thresholds and historical performance of the portfolio for a minimum of 5 years.
2. Specific allowances for identified problem loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."
3. Unallocated allowance that considers other potential losses inherent in the loan portfolio that are not contemplated in the formula based allowances.

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

At June 30, 2000, the Company's allowance for loan losses was $12.1 million, or 1.04% of the total loan portfolio (excluding loans held for sale), and 179.7% of nonperforming loans. This compares with an allowance of $10.0 million, or 0.95% of the total loan portfolio, and 219.2% of nonperforming loans, at December 31, 1999. The increase in the allowance as a percentage of loans was due primarily to the $1.8 million in loan loss provisions during the first six months of 2000.

Net loan recoveries amounted to $305,000 for the first six months of 2000 compared with net loan charge-offs of $221,000 for the same period in 1999. During the first six months of 2000, the Company set aside a $1.8 million provision for loan losses as compared with $1.2 million for the same period in 1999.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
(IN THOUSANDS)                                       2000        1999        2000        1999
------------------------------------------------   --------    --------    --------    --------
Beginning balance                                  $ 10,897    $  9,588    $  9,967    $  9,002
Charge-offs:
  One-to-four family residential construction           (12)                    (12)         (1)
  Commercial business                                   (86)       (233)       (273)       (281)
  Consumer                                              (57)         (8)       (116)        (32)
------------------------------------------------   --------    --------    --------    --------
     Total charge-offs                                 (155)       (241)       (401)       (314)

Recoveries:
  Commercial business                                   429           2         694          57
  Consumer                                                1          32          12          36
------------------------------------------------   --------    --------    --------    --------
     Total recoveries                                   430          34         706          93
------------------------------------------------   --------    --------    --------    --------
Net (charge-offs) recoveries                            275        (207)        305        (221)

Provision charged to expense                            900         600       1,800       1,200
------------------------------------------------   --------    --------    --------    --------
Ending balance                                     $ 12,072    $  9,981    $ 12,072    $  9,981
================================================   ========    ========    ========    ========


LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

DEPOSIT ACTIVITIES

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $135.4 million, or 13%, to $1.2 billion at June 30, 2000 from $1.0 billion at December 31, 1999.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 1999 and 2000, and management anticipates continued use of such deposits to fund increasing loan demand. At June 30, 2000, brokered and other wholesale deposits (excluding public deposits) totaled $53.6 million, or 5% of total deposits, compared with $25.3 million, or 2.4% of total deposits at December 31, 1999. The brokered deposits have varied maturities up to 5 years.

BORROWINGS

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At June 30, 2000, the Company had short-term advances of $79.0 million compared to a balance of $83.7 million at December 31, 1999. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company maintains a borrowing relationship with a third party financial institution to fund the liquidity needs of the Company and to provide for the capital needs of Columbia Bank. At June 30, 2000, the Company had $6.5 million in long-term borrowings from that institution.


CAPITAL

Shareholders' equity at June 30, 2000, was $106.4 million compared with $99.2 million at December 31, 1999. The increase is due primarily to net income of $6.5 million during the first six months of 2000. Shareholders' equity was 7.70% and 8.02% of total period-end assets at June 30, 2000, and December 31, 1999, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2000, the Company's leverage ratio was 8.01%, compared with 8.46% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 8.71% and 9.67%, respectively, at June 30, 2000, compared with 9.12% and 10.01%, respectively, at December 31, 1999.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at June 30, 2000. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 1999.

PART II  -  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on April 25, 2000, for the purpose of electing the Board of Directors.

All fifteen persons nominated were elected to hold office for the ensuing year.

     Nominee                        Votes "For"            Votes "Withheld"
---------------------------------------------------------------------------

Richard S. DeVine                    8,953,618                 181,868
Melanie J. Dressel                   8,954,137                 181,349
Jack Fabulich                        8,952,484                 183,002
Jonathan Fine                        8,954,137                 181,349
John P. Folsom                       8,953,618                 181,868
J. James Gallagher                   8,954,144                 181,342
John A. Halleran                     8,954,137                 181,349
Thomas M. Hulbert                    8,954,144                 181,342
Thomas L. Matson                     8,954,144                 181,342
William W. Philip                    8,954,144                 181,342
Robert E. Quoidbach                  8,954,137                 181,349
Donald Rodman                        8,954,137                 181,349
Sidney R. Snyder                     8,954,137                 181,349
William T. Weyerhaeuser              8,953,688                 181,798
James M. Will                        8,954,137                 181,349



A proposal to amend and restate Columbia's Stock Option Plan was approved by the following vote of the shareholders:


   Shares          Shares                                            Shares
   Voted           Voted            Shares           Broker            Not
   "FOR"         "AGAINST"       "ABSTAINING"       Non-Votes         Voted
   -----         ---------       ------------       ---------         -----

 5,028,910       1,003,210          136,711         2,966,655        1,467,578



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit 10

         (a) Amended and Restated Stock Option Plan of Columbia Banking
             System, Inc.
         (b) Amended and Restated Articles of Incorporation of Columbia Banking System, Inc.

         Exhibit 27 - Financial Data Schedule


   (b)   Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          COLUMBIA BANKING SYSTEM, INC.
                                  (Registrant)



Date     July 28, 2000                  By  /s/ J. James Gallagher
     -----------------------                ------------------------------
                                                J. James Gallagher
                                                 Vice Chairman and
                                              Chief Executive Officer






Date     July 28, 2000                  By  /s/ Gary R. Schminkey
     -----------------------                ------------------------------
                                                Gary R. Schminkey
                                            Executive Vice President and
                                               Chief Financial Officer