Form 10-Q
period 2000-09-30
COLUMBIA BANKING SYSTEM INC
filed 2000-11-03
CIK 887343

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

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

Yes   X     No
     ---        ---

        The number of shares of the issuer's Common Stock outstanding at
                         October 31, 2000 was 11,784,473

================================================================================

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.  Condensed unaudited Financial statements

         Consolidated Condensed Statements of Operations - three months
           and nine months ended September 30, 2000 and 1999                2

         Consolidated Condensed Balance Sheets - September 30, 2000
          and December 31, 1999                                             3

         Consolidated Condensed Statements of Shareholders' Equity -
           twelve months ended December 31, 1999, and
           nine months ended September 30, 2000                             4

         Consolidated Condensed Statements of Cash Flows -
           nine months ended September 30, 2000 and 1999                    5

         Notes to Consolidated Condensed Financial statements               6



Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20


                          PART II -- OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K                                  21

         Signatures                                                        21

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
(IN THOUSANDS EXCEPT PER SHARE)             2000        1999        2000        1999
-------------------------------------       ----        ----        ----        ----
INTEREST INCOME
Loans                                     $26,769     $20,219     $75,628     $56,246
Securities available for sale               1,392       1,387       4,171       4,242
Securities held to maturity                    67          67         198         221
Deposits with banks                           120          52         174         540
-------------------------------------     -------     -------     -------     -------
  Total interest income                    28,348      21,725      80,171      61,249
INTEREST EXPENSE
Deposits                                   12,463       8,341      33,759      23,922
Federal Home Loan Bank advances               893         518       2,925       1,357
Other borrowings                              139                     331
-------------------------------------     -------     -------     -------     -------
  Total interest expense                   13,495       8,859      37,015      25,279
-------------------------------------     -------     -------     -------     -------
NET INTEREST INCOME                        14,853      12,866      43,156      35,970
Provision for loan losses                     900         600       2,700       1,800
-------------------------------------     -------     -------     -------     -------
  Net interest income after provision
     for loan losses                       13,953      12,266      40,456      34,170
NONINTEREST INCOME
Service charges and other fees              1,626       1,463       4,642       4,214
Mortgage banking                              130         267         530         920
Merchant services fees                      1,007         723       2,689       1,880
Other                                         255         155         657         434
-------------------------------------     -------     -------     -------     -------
  Total noninterest income                  3,018       2,608       8,518       7,448
NONINTEREST EXPENSE
Compensation and employee benefits          5,886       5,105      17,196      14,773
Occupancy                                   1,442       1,615       4,575       4,893
Merchant processing                           557         383       1,446         977
Advertising and promotion                     350         407       1,162       1,321
Data processing                               570         494       1,663       1,478
Taxes, licenses & fees                        499         381       1,515       1,062
Other                                       2,001       1,534       5,855       4,975
-------------------------------------     -------     -------     -------     -------
  Total noninterest expense                11,305       9,919      33,412      29,479
-------------------------------------     -------     -------     -------     -------
Income before income taxes                  5,666       4,955      15,562      12,139
Provision for income taxes                  1,947       1,666       5,356       4,100
-------------------------------------     -------     -------     -------     -------
NET INCOME                                $ 3,719     $ 3,289     $10,206     $ 8,039
=====================================     =======     =======     =======     =======

Net income per common share:
  Basic                                   $  0.32     $  0.28     $  0.88     $  0.69
  Diluted                                    0.31        0.28        0.85        0.67
Average number of common
  shares outstanding                       11,657      11,658      11,650      11,652
Average number of diluted common
  shares outstanding                       11,975      11,927      11,952      11,942

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                             September 30,   December 31,
(IN THOUSANDS)                                                                    2000           1999
--------------------------------------------------------------------------     ----------     ----------
ASSETS
Cash and due from banks                                                        $   73,707     $   43,027
Interest-earning deposits with banks                                               33,039            170
--------------------------------------------------------------------------     ----------     ----------
    Total cash and cash equivalents                                               106,746         43,197

Securities available for sale (at fair value)                                      81,433         81,029
Securities held to maturity (fair value of $7,749 and $7,040 respectively)          7,750          7,084
Federal Home Loan Bank stock                                                        8,402          6,916

Loans held for sale                                                                13,541          5,479
Loans, net of unearned income                                                   1,168,150      1,048,006
  Less: allowance for loan losses                                                  12,569          9,967
--------------------------------------------------------------------------     ----------     ----------
    Loans, net                                                                  1,155,581      1,038,039

Interest receivable                                                                 8,969          7,609
Premises and equipment, net                                                        47,581         39,166
Real estate owned                                                                   1,149          1,263
Other                                                                               8,346          7,375
--------------------------------------------------------------------------     ----------     ----------
Total Assets                                                                   $1,439,498     $1,237,157
==========================================================================     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                            $  219,870     $  181,716
Interest-bearing                                                                1,051,568        861,828
--------------------------------------------------------------------------     ----------     ----------
    Total deposits                                                              1,271,438      1,043,544

Federal Home Loan Bank advances                                                    40,000         83,700
Other borrowings                                                                    6,500          3,000
Other liabilities                                                                  10,382          7,699
--------------------------------------------------------------------------     ----------     ----------
  Total liabilities                                                             1,328,320      1,137,943

Shareholders' equity:
  Preferred stock (no par value)
    Authorized, 2 million shares; none outstanding
                                               September 30,   December 31,
  Common stock (no par value)                      2000            1999
                                                   ----            ----
    Authorized shares                             51,975          51,975
    Issued and outstanding                        11,771          10,603           91,731         78,285
  Retained earnings                                                                21,785         23,916
  Accumulated other comprehensive (loss):
    Unrealized losses on securities available for sale, net of tax                 (2,338)        (2,987)
--------------------------------------------------------------------------     ----------     ----------
    Total shareholders' equity                                                    111,178         99,214
--------------------------------------------------------------------------     ----------     ----------
Total Liabilities and Shareholders' Equity                                     $1,439,498     $1,237,157
==========================================================================     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                            Common stock                      Accumulated
                                                        ---------------------                    Other         Total
                                                       Number of                  Retained    Comprehensive Shareholders'
(IN THOUSANDS)                                           Shares       Amount      Earnings    Income (Loss)    Equity
---------------------------------------------------     --------     --------     --------      --------      --------
BALANCE AT JANUARY 1, 1999                                10,050     $ 68,612     $ 20,616      $    338      $ 89,566

  Comprehensive income:
    Net income for 1999                                     --           --         11,670          --            --
    Change in unrealized gains and
   (losses)                                                 --           --           --          (3,325)         --
     On securities available for sale, net of tax
        Total comprehensive income                          --           --           --            --           8,345
  Issuance of stock under stock option
     And other plans                                          49        1,303         --            --           1,303
  Issuance of shares of common stock--
     5% stock dividend                                       504        8,370       (8,370)         --            --
---------------------------------------------------     --------     --------     --------      --------      --------
BALANCE AT DECEMBER 31, 1999                              10,603       78,285       23,916        (2,987)       99,214
---------------------------------------------------     --------     --------     --------      --------      --------

  Comprehensive income:
    Net income for 2000                                     --           --         10,206          --            --
    Change in unrealized gains and (losses)
     On securities available for sale, net of tax
        Total comprehensive income                          --           --           --             649        10,855
  Issuance of stock under stock option
     And other plans                                         107          731         --            --             731
  Tax benefits from prior year exercise of stock
   options                                                   378         --           --             378
  Issuance of shares of common stock--
     10% stock dividend                                    1,061       12,337      (12,337)         --            --
---------------------------------------------------     --------     --------     --------      --------      --------
BALANCE AT SEPTEMBER 30, 2000                             11,771     $ 91,731     $ 21,785      ($ 2,338)     $111,178
===================================================     ========     ========     ========      ========      ========

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     September 30,
(IN THOUSANDS)                                                                    2000           1999
---------------------------------------------------------------------------     ---------      ---------
OPERATING ACTIVITIES
  Net income                                                                    $  10,206      $   8,039
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                     2,700          1,800
      Losses on real estate owned                                                     194              4
      Depreciation and amortization                                                 1,484          1,727
      Deferred income tax (benefit) expense                                        (2,174)        (1,385)
      (Increase) decrease in loans held for sale                                   (8,062)           723
      (Increase) Decrease in interest receivable                                   (1,360)          (408)
      Increase in interest payable                                                  1,937            213
      Net changes in other assets and liabilities                                   1,579         (2,015)
---------------------------------------------------------------------------     ---------      ---------
        Net cash provided by operating activities                                   6,504          8,698

INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                            72         14,852
  Purchases of securities available for sale                                                      (8,151)
  Proceeds from maturities of mortgage-backed securities available for sale           538            460
  Proceeds from maturities of  securities held to maturity                            618            940
  Purchases of  securities held to maturity                                        (1,286)        (1,980)
  Purchases of Federal Home Loan Bank stock                                        (1,486)          (692)
  Loans originated and acquired, net of principal collected                      (119,325)      (147,314)
  Purchases of premises and equipment                                             (10,898)        (4,081)
  Proceeds from sale of real estate owned                                                            562
  Other, net                                                                            9              1
---------------------------------------------------------------------------     ---------      ---------
    Net cash used by investing activities                                        (131,758)      (145,403)

FINANCING ACTIVITIES
  Net increase in deposits                                                        227,894        134,567
  Net increase in long-term borrowings                                              3,500
  Net increase (decrease) in Federal Home Loan Bank advances                      (43,700)        16,300
  Proceeds from issuance of common stock, net                                         731          1,084
  Tax benefits from prior year exercise of stock options                              378
---------------------------------------------------------------------------     ---------      ---------
    Net cash provided by financing activities                                     188,803        151,951
---------------------------------------------------------------------------     ---------      ---------
    Increase (decrease) in cash and cash equivalents                               63,549         15,246
  Cash and cash equivalents at beginning of period                                 43,197         76,418
---------------------------------------------------------------------------     ---------      ---------
    Cash and cash equivalents at end of period                                  $ 106,746      $  91,664
===========================================================================     =========      =========

Supplemental information:
  Cash paid for interest                                                        $  35,078      $  25,066
  Cash paid for income taxes                                                        5,370          4,950
  Loans foreclosed and transferred to real estate owned                                80            921

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COLUMBIA BANKING SYSTEM, INC.

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

1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results to be anticipated for the year ending December 31, 2000. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The primary reconciling items affecting the calculation of earnings per share is the inclusion of stock options affecting diluted earnings per share of 318,000 and 269,000 for the three months ended September 30, 2000 and 1999, respectively, and 302,000 and 290,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

The principal activities conducted by commercial banking are the delivery of commercial business and private banking services with the emphasis on commercial business loans. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Bank's branch offices. Real estate lending includes single-family residential, multi-family residential, and commercial real estate loans, and the associated loan servicing activities.

Prior to 1999, the Company was managed as one segment, not by discrete operating segments. Segment information for the three months and nine months ended September 30, 1999, has been restated to conform with the presentation of the Company's reportable segments at September 30, 2000.

The financial results of each segment were derived from the Company's general ledger system. Since the Company is not specifically organized around lines of business, most reportable segments are comprised of more than one operating segment. Expenses incurred directly by sales and back office support functions are not allocated to the major lines of business.

Since Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires no segmentation or methodology standardization, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company's business line performance may not be directly comparable with similar information from other financial institutions.

Financial highlights by lines of business:

CONDENSED STATEMENTS OF OPERATIONS:

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                 Commercial         Retail         Real Estate
(IN THOUSANDS)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net interest income after
provision for loan losses                        $     2,398      $    11,099      $     1,418      $      (962)     $    13,953
Other income                                             176            1,117              132            1,593            3,018
Other expense                                           (696)          (4,209)            (494)          (5,906)         (11,305)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Contribution to overhead and profit              $     1,878      $     8,007      $     1,056      $    (5,275)           5,666
      Income taxes                                                                                                        (1,947)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net income                                                                                                           $     3,719
============================================     ===========      ===========      ===========      ===========      ===========
Total assets                                     $   364,614      $   591,579      $   314,291      $   169,014      $ 1,439,498
============================================     ===========      ===========      ===========      ===========      ===========

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                 Commercial         Retail         Real Estate
(IN THOUSANDS)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------     -----------      -----------      -----------      -----------      -----------

Net interest income after
provision for loan losses                        $     2,657      $     8,224      $     1,730      $      (345)     $    12,266
Other income                                             145              985              268            1,210            2,608
Other expense                                           (599)          (3,304)            (462)          (5,554)          (9,919)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Contribution to overhead and profit              $     2,203      $     5,905      $     1,536      $    (4,689)           4,955
      Income taxes                                                                                                        (1,666)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net income                                                                                                           $     3,289
============================================     ===========      ===========      ===========      ===========      ===========
Total assets                                     $   348,141      $   457,810      $   244,076      $   166,335      $ 1,216,362
============================================     ===========      ===========      ===========      ===========      ===========

CONDENSED STATEMENTS OF OPERATIONS:

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                 Commercial         Retail         Real Estate
(IN THOUSANDS)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net interest income after
provision for loan losses                        $     7,297      $    31,492      $     4,368      $    (2,701)     $    40,456
Other income                                             472            3,181              536            4,329            8,518
Other expense                                         (1,740)         (11,092)          (1,535)         (19,045)         (33,412)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Contribution to overhead and profit              $     6,029      $    23,581      $     3,369      $   (17,417)          15,562
      Income taxes                                                                                                        (5,356)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net income                                                                                                           $    10,206
============================================     ===========      ===========      ===========      ===========      ===========
Total assets                                     $   364,614      $   591,579      $   314,291      $   169,014      $ 1,439,498
============================================     ===========      ===========      ===========      ===========      ===========

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                 Commercial         Retail         Real Estate
(IN THOUSANDS)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net interest income after
provision for loan losses                        $     7,309      $    22,039      $     5,646      $      (824)     $    34,170
Other income                                             342            2,840              971            3,295            7,448
Other expense                                         (1,777)          (9,699)          (1,449)         (16,554)         (29,479)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Contribution to overhead and profit              $     5,874      $    15,180      $     5,168      $   (14,083)          12,139
      Income taxes                                                                                                        (4,100)
--------------------------------------------     -----------      -----------      -----------      -----------      -----------
Net income                                                                                                           $     8,039
============================================     ===========      ===========      ===========      ===========      ===========
Total assets                                     $   348,141      $   457,810      $   244,076      $   166,335      $ 1,216,362
============================================     ===========      ===========      ===========      ===========      ===========

5.  PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify specific areas causing difficulties in implementation. We have appointed a team to implement SFAS 133 for the Company. This team has been addressing various SFAS 133 related issues, including making an assessment of whether the Company has any embedded derivatives that will need to be recorded in the Company's financial statements when the Company adopts the standard. The Company has not historically engaged in any hedging activities, and does not anticipate that it will enter into any transaction that will qualify for hedge accounting as defined by SFAS 133. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company must adopt the guidance in SAB 101 no later than the fourth quarter of fiscal year 2000. SAB 101 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

THE FOLLOWING DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS BASED ON CURRENTLY AVAILABLE INFORMATION, AND WE HAVE NOT UNDERTAKEN TO UPDATE THESE STATEMENTS EXCEPT AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE RULES PROMULGATED THEREUNDER. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY AND MANAGEMENT'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OR PHRASES OF SIMILAR MEANING, AS THEY RELATE TO COLUMBIA OR MANAGEMENT, ARE INTENDED TO HELP IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT MANAGEMENT'S EXPECTATIONS AS REFLECTED IN FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE READERS THAT THOSE EXPECTATIONS WILL PROVE TO BE CORRECT. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM OUR EXPECTATIONS AS INDICATED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE OUR ABILITY TO MAINTAIN OR EXPAND OUR MARKET SHARE OR NET INTEREST MARGINS, AND TO IMPLEMENT OUR MARKETING AND GROWTH STRATEGIES. FURTHER, ACTUAL RESULTS MAY BE AFFECTED BY OUR ABILITY TO COMPETE ON PRICE AND OTHER FACTORS WITH OTHER FINANCIAL INSTITUTIONS; CUSTOMER ACCEPTANCE OF NEW PRODUCTS AND SERVICES; THE REGULATORY ENVIRONMENT IN WHICH WE OPERATE; AND GENERAL TRENDS IN THE LOCAL, REGIONAL AND NATIONAL BANKING INDUSTRY AS THOSE FACTORS RELATE TO OUR COST OF FUNDS AND RETURN ON ASSETS. IN ADDITION, THERE ARE RISKS INHERENT IN THE BANKING INDUSTRY RELATING TO COLLECTIBILITY OF LOANS AND CHANGES IN INTEREST RATES. MANY OF THESE RISKS, AS WELL AS OTHER RISKS THAT MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATIONS AND BUSINESS, ARE IDENTIFIED IN OUR OTHER FILINGS WITH THE SEC. HOWEVER, YOU SHOULD BE AWARE THAT THESE FACTORS ARE NOT AN EXHAUSTIVE LIST, AND YOU SHOULD NOT ASSUME THESE ARE THE ONLY FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR EXPECTATIONS.

OVERVIEW

The Company is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 28 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (Division of Banks). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank. At September 30, 2000, the Company had total assets of $1.4 billion.

Management believes the ongoing consolidation among financial institutions in the Northwest part of the U.S. has created significant gaps in the ability of large banks operating in the states comprising that area to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it now serves and in areas contiguous to those markets. The Company has closely followed the recent changes to federal banking laws which allow financial institutions to engage in a broader range of activities than previously permitted. The new legislation also authorizes the creation of financial holding companies to facilitate such expanded activity. As the Company pursues its aggressive growth strategy, it is likely that the Company will utilize the new financial holding company structure to accommodate an expansion of its products and services.

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call(TM) telephone banking, Columbia OnLine(TM) internet banking, development of complimentary lines of business, and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County, south into Thurston County (the location of the state capital, Olympia) and northwest into Kitsap County. Aggressive expansion within King County to the north (the location of Auburn, Kent, Bellevue and Seattle) also is anticipated in the near future. The Company considers that affluent and rapidly growing market a prime growth opportunity and effective way to rapidly utilize the Company's significant existing operating infrastructure. Expansion by acquisition into other geographic areas of the Northwest and into other product line markets will be actively pursued as promising situations arise.

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

The Company has 28 branches, 15 in Pierce County, 7 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has grown to 28 branches from 4 primarily through internal and to a lesser degree, external growth by acquisition. In April 2000, Columbia Bank opened its third branch in the Auburn area with its newly constructed Forest Villa Branch. Within the next few weeks the, the Bank will move its Edgewood-Milton branch into a larger, more convenient new facility just south of its current location. Construction is also underway for a permanent West Olympia facility, scheduled for completion in January 2001. The Bank also, recently announced plans for Pierce County branches at 11th and Martin Luther King Way, 84th & Pacific, and Bonney Lake, with target opening dates during 2001. New branches normally do not contribute to net income for many months after opening.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial service options. Also, new technology and services are reviewed for business development and cost saving purposes. During the third quarter, the Company introduced its new online banking service "Columbia On-Line". Customers are able to conduct a full range of services on a real time basis, including, balance inquiries, transfers, bill paying, loan information, and check image viewing.

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

Net income for the third quarter of 2000 was $3.7 million, or $0.31 per diluted share, compared to $3.3 million, or $0.28 per diluted share, for the third quarter of 1999, an increase in net income of 13%. Net income for the nine months ended September 30, 2000, was $10.2 million, or $0.85 per diluted share, an increase of 27%, compared to $8.0 million, or $0.67 per diluted share for the same period in 1999. The earnings increase for the third quarter and nine month periods reflect significant growth in total revenue (net interest income plus noninterest income), which was up 15% and 19% from the third quarter and the nine month periods ending September 30, 1999, respectively, and to slower increases in noninterest expense, which increased 14% compared with the third quarter of 1999 and 13% from the nine month period ending September 30, 1999.

On April 25, 2000, the Company announced a 10% stock dividend payable on May 24, 2000, to shareholders of record as of May 12, 2000. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

NET INTEREST INCOME

Net interest income for the third quarter of 2000 increased 15% to $14.9 million, from $12.9 million in the third quarter of 1999. For the nine months ended September 30, 2000, net interest income increased 20% to $43.2 million from $36.0 million for the same period in 1999. The increase in net interest income was largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. During the first nine months of 2000, average interest-earning assets increased $219.0 million, while average interest-bearing liabilities increased only $198.7 million, compared with the same period in 1999. Net interest income is up 3% from the second to the third quarter of 2000.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.65% in the third quarter of 2000 from 4.83% in the third quarter of 1999. Average interest-earning assets grew to $1.3 billion during the third quarter of 2000, compared with $1.1 billion for the same period in 1999. The average yield on interest-earning assets increased 0.72% to 8.86% during the third quarter of 2000 from 8.14% in the same period of 1999. In comparison, the average cost of interest-bearing liabilities increased 1.01% to 5.10% during the third quarter of 2000 from 4.09% in the same period of 1999.

For the first nine months of 2000, net interest margin decreased to 4.69% from 4.75% for the same period in 1999. Average interest-earning assets grew to $1.2 billion during the first nine months of 2000, compared with $1.0 million for the same period in 1999. The average yield on interest-earning assets increased 0.61% to 8.69% during the first nine months of 2000 from 8.08% in the same period of 1999. In comparison, the average cost of interest-bearing liabilities increased 0.74% to 4.83% during the first nine months of 2000 from 4.09% in the same period of 1999.

For the first nine months of 2000, competition and rising interest rates has created downward pressure on the Company's net interest margin. Interest rates in general have exhibited an increasing trend since the middle of 1999 and during the first nine months of 2000. During the past twelve months, although loan yields have risen with increases in the "prime rate", competition for deposits to fund continued strong loan demand within the Company's market areas has placed upward pressure on the cost of deposits and borrowings. To fund strong loan demand during the first nine months of 2000, the Company has made greater use of borrowings from the FHLB of Seattle and wholesale certificates of deposit. The funding of new loan production at higher incremental rates, versus the Company's historical mix of deposits, has caused the average cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
COLUMBIA BANKING SYSTEM, INC.

                                              Three Months Ended          Increase           Nine Months Ended          Increase
                                                 September 30,           (Decrease)            September 30,           (Decrease)
 (IN THOUSANDS)                               2000           1999          Amount           2000           1999          Amount
--------------------------------------     ----------     ----------     ----------      ----------     ----------     ----------
ASSETS
Loans                                      $1,171,773     $  960,450     $  211,323      $1,135,213     $  900,349     $  234,864
Securities                                     96,419         97,088           (669)         95,795        100,269         (4,474)
Interest-earning deposits with banks            7,329          3,964          3,365           3,625         14,985        (11,360)
--------------------------------------     ----------     ----------     ----------      ----------     ----------     ----------
  Total interest-earning assets             1,275,521      1,061,502        214,019       1,234,633      1,015,603        219,030

Noninterest-earning assets                    112,080         94,667         17,413         108,839         90,277         18,562
--------------------------------------     ----------     ----------     ----------      ----------     ----------     ----------
 Total assets                              $1,387,601     $1,156,169     $  231,432      $1,343,472     $1,105,880     $  237,592
======================================     ==========     ==========     ==========      ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits                  $  996,785     $  822,150     $  174,635      $  959,235     $  792,089     $  167,146
Federal Home Loan Bank advances                50,408         37,467         12,941          59,787         33,591         26,196
Other borrowings                                6,500          6,500          5,363           5,363
--------------------------------------     ----------     ----------     ----------      ----------     ----------     ----------
  Total interest-bearing liabilities        1,053,693        859,617        194,076       1,024,385        825,680        198,705

Noninterest-bearing deposits                  214,225        193,911         20,314         203,875        180,116         23,759
Other noninterest-bearing liabilities          10,217          7,237          2,980           9,923          6,707          3,216
Shareholders' equity                          109,466         95,404         14,062         105,289         93,377         11,912
--------------------------------------     ----------     ----------     ----------      ----------     ----------     ----------
   Total liabilities and shareholders'
     equity                                $1,387,601     $1,156,169     $  231,432      $1,343,472     $1,105,880        237,592
======================================     ==========     ==========     ==========      ==========     ==========     ==========

NONINTEREST INCOME

Noninterest income increased $410,000, or 16%, in the third quarter of 2000, and $1.1 million, or 14%, for the first nine months of 2000, compared with the same periods in 1999, respectively, despite decreases in residential mortgage loan originations due to the effect of higher long-term interest rates. Increases during the third quarter and the first nine months of 2000, were primarily centered in account service charges and merchant services income. In general, increases in account service charges and merchant services are due to the overall growth of the Company. Noninterest income increased 4% from the second quarter to the third quarter of 2000.

NONINTEREST EXPENSE

Total noninterest expense increased $1.4 million, or 14%, for the third quarter of 2000, and $3.9 million, or 13%, for the first nine months of 2000, compared with the same periods in 1999. The increase was primarily due to personnel costs associated with the Company's expansion as well as merchant services, taxes and licenses, and other expenses. The Company's efficiency ratio (noninterest expense, excluding unusual and nonrecurring items, divided by the sum of net interest income plus noninterest income, excluding unusual and nonrecurring items) was 63.3% and 64.7% for the third quarter and first nine months of 2000, respectively, compared to 64.1% and 67.9% for the same periods in 1999. There were no material unusual and nonrecurring items for the three and nine months ending September 30, 2000 and 1999. Noninterest expense remained essentially flat from the second quarter to the third quarter of 2000.

INCOME TAXES

For the third quarter and first nine months of 2000, the Company recorded income tax provisions of $1.9 million and $5.4 million, respectively, compared with $1.7 million and $4.1 million for the same periods in 1999.

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", would warrant establishing a specific reserve for the loan.

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

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                                      September 30,      % of         December 31,       % of
 (IN THOUSANDS)                                            2000          Total            1999           Total
--------------------------------------------------     -----------      --------       -----------      --------
Commercial                                             $   486,041          41.6%      $   426,060          40.6%
Real estate:
    One-to four-family residential                          59,034           5.1            64,669           6.2
    Five or more family residential and
      commercial properties                                417,964          35.8           377,708          36.0
--------------------------------------------------     -----------      --------       -----------      --------
        Total real estate                                  476,998          40.9           442,377          42.2
Real estate construction:
    One-to four-family residential                          36,461           3.1            32,742           3.1
    Five or more family residential and
      commercial properties                                 66,652           5.7            45,886           4.4
--------------------------------------------------     -----------      --------       -----------      --------
        Total real estate construction                     103,113           8.8            78,628           7.5
Consumer                                                   105,104           9.0           103,296           9.9
--------------------------------------------------     -----------      --------       -----------      --------
     Sub-total loans                                     1,171,256         100.3         1,050,361         100.2
Less: Deferred loan fees                                    (3,106)         (0.3)           (2,355)         (0.2)
--------------------------------------------------     -----------      --------       -----------      --------
     Total loans                                       $ 1,168,150         100.0%      $ 1,048,006         100.0%
==================================================     ===========      ========       ===========      ========
Loans held for sale                                    $    13,541                     $     5,479
==================================================     ===========      ========       ===========      ========

Total loans at September 30, 2000, increased $120.1 million, or 11%, to $1.2 billion from year-end 1999. Commercial loans and five or more family residential and commercial properties were the categories contributing a majority of the increase.

COMMERCIAL LOANS: Commercial loans increased $60.0 million, or 14%, to $486.0 million from year-end 1999, representing 41.6% of total loans compared with 40.6% of total loans at December 31, 1999. Management is committed to providing competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

REAL ESTATE LOANS: Residential one- to four-family loans decreased $5.6 million to $59.0 million at September 30, 2000, representing 5.1% of total loans, compared with $64.7 million, or 6.2% of total loans at December 31, 1999. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased $40.3 million, or 11%, to $418.0 million at September 30, 2000, representing 35.8% of total loans, from $377.7 million, or 36.0% of total loans at December 31, 1999. The increase in multi-family and commercial real estate lending in the first nine months reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made only to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial real estate loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences increased $3.7 million to $36.5 million at September 30, 2000, representing 3.1% of total loans, from $32.7 million, or 3.1% of total loans at December 31, 1999. Multi-family and commercial real estate construction loans increased $20.8 million to $66.7 million at September 30, 2000, representing 5.7% of total loans, from $45.9 million at December 31, 1999, or 4.4% of total loans at December 31, 1999.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

CONSUMER LENDING: At September 30, 2000, the Company had $105.1 million of consumer loans outstanding, representing 9.0% of total loans, as compared with $103.3 million, or 9.9%, at December 31, 1999. The balance at December 31, 1999, included approximately $6.0 million of short-term loans made to a group of individuals in connection with a single transaction which matured in February 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                              September 30,    December 31,
(IN THOUSANDS)                                                    2000             1999
------------------------------------------------------------     ------           ------
Nonaccrual:
  One-to four-family residential                                 $    4           $   23
  Commercial real estate                                            729            1,784
  Commercial business                                             3,472            2,176
  Consumer                                                          253              377
------------------------------------------------------------     ------           ------
     Total                                                        4,458            4,360
Restructured:
  One-to four-family residential construction                     1,146              122
  Commercial business                                                 2               65
------------------------------------------------------------     ------           ------
     Total                                                        1,148              187
------------------------------------------------------------     ------           ------
     Total nonperforming loans                                   $5,606           $4,547
============================================================     ======           ======
Real estate owned                                                $1,149           $1,263
------------------------------------------------------------     ------           ------
Total nonperforming assets                                       $6,755           $5,810
============================================================     ======           ======

Nonperforming loans increased $1.1 million to $5.6 million, or 0.48% of total loans (excluding loans held for sale) at September 30, 2000, from $4.5 million, or 0.43% of total loans at December 31, 1999, due to increases in the commercial business category.

Restructured loans increased to $1.1 million at September 30, 2000, from $187,000 at December 31, 1999.

Real estate owned, which is comprised of foreclosed real estate loans, decreased $114,000 at September 30, 2000, from its balance of $1.3 million at December 31, 1999. During the first nine months of 2000, the Company foreclosed and transferred to REO $80,000 of loans collateralized by real estate, and incurred write-downs of $194,000 on existing REO. At September 30, 2000, REO consisted of four foreclosed properties.

Total nonperforming assets totaled $6.8 million at September 30, 2000 compared to $5.8 million at December 31, 1999. As a percentage of period-end assets, nonperforming assets were 0.47% at September 30, 2000, unchanged from December 31, 1999.

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

At September 30, 2000, the Company's allowance for loan losses was $12.6 million, or 1.08% of the total loan portfolio (excluding loans held for sale), and 224.2% of nonperforming loans. This compares with an allowance of $10.0 million, or 0.95% of the total loan portfolio, and 219.2% of nonperforming loans, at December 31, 1999. The increase in the allowance as a percentage of loans was due to the $2.7 million in loan loss provisions during the first nine months of 2000.

Net loan charge-offs amounted to $98,000 for the first nine months of 2000 compared with net loan charge-offs of $993,000 for the same period in 1999. During the first nine months of 2000, the Company set aside a $2.7 million provision for loan losses as compared with $1.8 million for the same period in 1999.

The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
(IN THOUSANDS)                                                     2000          1999          2000          1999
------------------------------------------------------------     --------      --------      --------      --------
Beginning balance                                                $ 12,072      $  9,981      $  9,967      $  9,002
Charge-offs:
  One-to-four family residential construction                          (8)         (274)          (20)         (275)
  Commercial business                                                (239)         (519)         (512)         (800)
  Consumer                                                           (190)          (62)         (307)          (94)
------------------------------------------------------------     --------      --------      --------      --------
    Total charge-offs                                                (437)         (855)         (839)       (1,169)
Recoveries:
  Commercial business                                                  27            55           722           113
  Consumer                                                              7            28            19            63
------------------------------------------------------------     --------      --------      --------      --------
    Total recoveries                                                   34            83           741           176
------------------------------------------------------------     --------      --------      --------      --------
Net (charge-offs) recoveries                                         (403)         (772)          (98)         (993)

Provision charged to expense                                          900           600         2,700         1,800
------------------------------------------------------------     --------      --------      --------      --------
Ending balance                                                   $ 12,569      $  9,809      $ 12,569      $  9,809
============================================================     ========      ========      ========      ========

LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB") and brokered deposits. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

DEPOSIT ACTIVITIES

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $227.9 million, or 22%, to $1.3 billion at September 30, 2000 from $1.0 billion at December 31, 1999.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 1999 and 2000, and management anticipates continued use of such deposits to fund increasing loan demand. At September 30, 2000, brokered and other wholesale deposits (excluding public deposits) totaled $53.5 million, or 4% of total deposits, compared with $25.3 million, or 2% of total deposits at December 31, 1999. The brokered deposits have varied maturities up to 5 years.

BORROWINGS

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At September 30, 2000, the Company had short-term advances of $40.0 million compared to a balance of $83.7 million at December 31, 1999. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company maintains a borrowing relationship with a third party financial institution to fund the liquidity needs of the Company and to provide for the capital needs of Columbia Bank. At September 30, 2000, the Company had $6.5 million in long-term borrowings from that institution.


CAPITAL

Shareholders' equity at September 30, 2000, was $111.2 million compared with $99.2 million at December 31, 1999. The increase is due primarily to net income of $10.2 million during the first nine months of 2000. Shareholders' equity was 7.72% and 8.02% of total period-end assets at September 30, 2000, and December 31, 1999, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2000, the Company's leverage ratio was 8.18%, compared with 8.46% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 8.84% and 9.82%, respectively, at September 30, 2000, compared with 9.12% and 10.01%, respectively, at December 31, 1999.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at September 30, 2000. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 1999.

PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Reports on Form 8-K
               None












                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COLUMBIA BANKING SYSTEM, INC.
                                  (Registrant)





Date       November 3, 2000                      By /s/ J. James Gallagher
     -----------------------------------------      ------------------------
                                                    J. James Gallagher
                                                    Vice Chairman and
                                                    Chief Executive Officer




Date       November 3, 2000                      By /s/ Gary R. Schminkey
     -----------------------------------------      ------------------------
                                                    Gary R. Schminkey
                                                    Executive Vice President
                                                    and Chief Financial Officer