Form 10-K405
period 2000-12-31
COLUMBIA BANKING SYSTEM INC
filed 2001-04-02
CIK 887343

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

   For the fiscal year ended December 31, 2000 or

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates of registrant at February 28, 2001 was $175,739,657. The number of shares of registrant's Common Stock outstanding at February 28, 2001 was 11,914,553.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant's definitive Proxy Statement Dated April 2,
 2001....................................................... Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          COLUMBIA BANKING SYSTEM, INC

                               TABLE OF CONTENTS

The Company...............................................................    1
Five-Year Summary of Selected Financial Data..............................    6
Management's Discussion and Analysis of Financial Condition And Results of
 Operations...............................................................    7
Quarterly Common Stock Prices and Dividend Payments.......................   24
Independent Auditors Report...............................................   25
Consolidated Financials Statements
  Consolidated Statements of Operations...................................   26
  Consolidated Balance Sheets.............................................   27
  Consolidated Statements of Shareholders' Equity.........................   28
  Consolidated Statements of Cash Flows...................................   29
  Notes to Consolidated Financial Statements..............................   30
Financial Data Supplement
  Consolidated Five-Year Statements of Operations.........................   50
  Consolidated Five-Year Summary of Average Balances and Net Interest
   Revenue................................................................   51
  Consolidated Analysis of Changes in Interest Income and Expense.........   53
  Loan Maturities and Sensitivity to Changes in Interest Rates............   54
  Average Deposit Liabilities.............................................   54
  Effects of Governmental Monetary Policies...............................   54
  Supervision and Regulation..............................................   55
  Executive Officers and Employees........................................   57
Annual Report on Form 10-K................................................   59
Form 10-K Cross Reference Index...........................................   60
Exhibits and Reports on Form 8-K..........................................   60

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

   This Annual Report and Form 10-K includes forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe Columbia's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," and "anticipate" and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national general and economic conditions are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged.

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

   The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company's principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. Since the reorganization, Columbia Bank has grown from four branch offices at January 1, 1993 to its present 28 branch offices and has plans to open additional branches in 2001 as discussed below. In the five years ended December 31, 2000, the Company has achieved significant growth in profitability, assets, loans and deposits, as shown in the following chart.

                                          At/For Year Ended Five Year Compounded
                                          December 31, 2000  Annual Growth Rate
                                          ----------------- --------------------
                                                  (dollars in thousands)
     Net Income..........................    $   10,070              22%
     Assets..............................     1,496,495              24
     Loans...............................     1,192,520              23
     Deposits............................     1,327,023              24

Business Overview

   The Company's goal is to become the premier super community bank headquartered in the Pacific Northwest while establishing a significant presence in selected northwest markets. Internal growth will be augmented by strategic business combinations. The Company will build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households. The Company also expects to achieve superior financial performance at the earliest practical date, consistent with development of its northwest franchise.

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

   The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call(TM) telephone banking, Columbia OnLine(TM) internet banking, development of complimentery lines of business, and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County, south into Thurston County and northwest into Kitsap County. Aggressive expansion within the Seattle and "Eastside" areas of King County was begun in 2000 with the hiring of additional experienced bankers with extensive knowledge of the market. During the year 2001, the Company intends to establish a private banking and commercial banking presence in Seattle, expand its presence in Bellevue, establish retail banking offices in Issaquah and Redmond and determine other appropriate expansion locations.

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

   The Company has 28 branches, 15 in Pierce County, 7 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from 4 branches primarily through internal growth. In April 2000, Columbia Bank opened its third branch in the Auburn area with its newly constructed Forest Villa Branch. In November, the Bank moved its Edgewood-Milton branch into a larger, more convenient new facility just south of its prior location. In addition, construction was completed on a permanent West Olympia facility in February 2001. During the later half of 2000, the Bank also announced plans for Pierce County branches at 11th and Martin Luther King Way, 84th & Pacific, and Bonney Lake, with target opening dates during 2001. The Company's plan to significantly increase its presence in the King County market, as discussed above, will result in the addition of at least three new offices in that market during 2001. New branches normally do not contribute to net income for many months after opening.

   In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial service options. Also, new technology and services are reviewed for business development and cost saving purposes. During the third quarter, the Company introduced its new online banking service Columbia On-Line(TM). Customers are able to conduct a full range of services on a real time basis, including, balance inquiries, transfers, bill paying, loan information, and check image viewing. This online service has also enhanced the delivery of cash management services to its commercial customers.

Market Area

   The economy of the Company's principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years.

   Pierce County, the area in which the Company's expansion in recent years has been primarily focused and the location of Tacoma, is located in the South Puget Sound region. With 15 branch offices in Pierce County at the end of 2000, the Company has positioned itself to increase its market share in this County of approximately 706,000 residents, the second most populous county in Washington State. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County's total employment.

   King County to the north of Tacoma is Washington's most populous county and the location of Seattle, the State's largest city. The County has approximately 1.7 million residents. Bellevue, where the Company has two banking offices, is located in an area known as the "Eastside," a metropolitan area with a population of approximately 237,000 that includes several King County cities located east of Seattle. A large portion of that economy is linked to the aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered just north of Bellevue and several biotech firms are located on the Eastside. In recent years, the area has experienced relatively rapid growth in population and employment, and household incomes are among the highest in Washington. The Company's aggressive expansion in Seattle, Bellevue, and other areas of the Eastside is intended to produce a substantial increase in the Company's share of this market; the largest banking market in the State.

   The Company has five branches in south King County, an area of several residential communities whose employment base is supported by light industrial, aerospace, and forest products industries. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company's Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. The Auburn and Kent Valley areas to the east of Federal Way are high residential and commercial growth markets and considered by management to be natural areas of expansion for the Company.

   The Company's market area also includes the Longview and Woodland communities in southwest Washington. The population of Cowlitz County, in which Longview and Woodland are located, is approximately 95,000. Cowlitz County's economy has become more diversified in recent years, but remains materially dependent on the forest products industry and, as a result, is relatively vulnerable to the cyclical downturns of that industry as well as environmental disputes.

   The State Capital of Olympia, with a population of approximately 40,000, and the neighboring community of Lacey, with a population of approximately 29,000, are the principal cities in Thurston County. The County has an approximate population of 204,000. The area enjoys a stable economic climate due largely to state government employment and the proximity of the Fort Lewis Army Base and McChord Air Force Base. According to the Washington State Almanac (an annual publication of demographic information of Washington State counties and cities), approximately 39% of the average employment in Thurston County was through federal, state, and local government agencies. The area also has a significant population of retired military personnel.

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

Competition

   The Company anticipates that the substantial consolidation among financial institutions in Washington that has occurred to date will continue due in part to recent federal legislation concerning interstate banking. Federal law allows mergers or other combinations, relocations of a bank's main office and branching across state lines. Several other financial institutions, which have greater resources than the Company, compete with the Company for banking business in the Company's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations, other than in Pierce County where its share of bank deposits has grown substantially over the last several years. In June 2000, the Federal Deposit Insurance Corporation (FDIC) market share report classified the Company with 17.4% of the deposit market share in Pierce County, which placed the Company second in the County. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

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

Looking Forward--2001 Performance Goals

   The Company anticipates that business conditions in its principal market areas will provide good opportunities to expand in 2001. Management expects that growth will be centered in the Pierce County and King County market areas. Periods of concern about slowing economic growth often provide community oriented banks that have strong credit quality and good knowledge of the local economy, such as the Company, with attractive opportunities to acquire desirable new business relationships from larger banks. These opportunities will be pursued with the same credit discipline the Company has shown during its rapid growth beginning in 1993. Management expects the recently initiated expansion in King County to reduce earnings in the short term as the Company adds key personnel and facilities in order to accelerate loan and deposit growth in the second half of 2001. In light of recent and anticipated reductions in short term interest rates, management expects declining margins in the first half of the year during which loan rates are expected to reprice more quickly than deposit rates. Management expects forecasted growth of loans and deposits to offset some of the anticipated margin decline.

   The following 2001 performance goals anticipate declining short-term interest rates and stable credit quality for the year. The Company originally announced these objectives when management believed that full year 2000 diluted earnings per share were $1.17. Subsequent to that January 25, 2001 announcement, management determined that deterioration of a single large credit relationship required a substantial addition to the Company's allowance for loan losses as of December 31, 2000. Thus earnings for the year 2000 were revised to $0.84 per diluted share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details. The 2001 goals set forth below, as it relates to growth in earnings, reflects expected increases from the originally announced per share earnings of $1.17. Management continues to expect earnings per share in 2001 to be in a range of $1.25 to $1.30. A more pronounced decline in interest rates than is currently expected or any further deterioration of the credit relationship discussed above could reduce the anticipated performance of the Company. Columbia's performance goals for 2001, based on current economic and market conditions, include the following:

   Loan Growth in the 15-20% Range
   Deposit Growth in the 15-20% Range
   Revenue Growth of 13-15%
   Return on Average Equity Greater Than 12%
   Return on Average Assets Approximating 1%
   Efficiency Ratio Less Than 66%
   Earnings Per Share Growth 9-11%*
--------
* Earnings per share growth reflects the Company's expansion into King County, thus reducing EPS growth expectations by approximately 4 percentage points for 2001.

                         COLUMBIA BANKING SYSTEM, INC.

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                            2000        1999        1998         1997          1996
                         ----------  ----------  ----------  ------------  ------------
                              (dollars in thousands except per share amounts)
For the Year
Net interest income..... $   58,268  $   49,509  $   41,960  $     35,231  $     25,344
Provision for loan
 losses.................      9,800       2,400       1,900         4,726         1,635
Noninterest income......     11,587      10,146       8,182        10,624         4,785
Noninterest expense.....     44,753      39,644      32,794        29,066        23,380
Net income..............     10,070      11,670      10,201         9,275*        4,635*
Per Share
Basic earnings.......... $     0.86  $     1.00  $     0.88  $       0.81* $       0.56*
Diluted earnings........       0.84        0.98        0.85          0.79*         0.54*
Book value..............       9.59        8.51        7.71          6.86          6.30
Averages
Total Assets............ $1,375,600  $1,131,416  $  939,274  $    764,728  $    595,252
Earning assets..........  1,265,716   1,039,628     863,193       711,484       554,941
Loans...................  1,149,013     927,373     748,587       613,671       473,887
Securities..............     97,585      99,149      83,657        71,424        51,056
Deposits................  1,197,653     994,096     813,685       656,206       507,612
Shareholders' equity....    107,555      94,718      84,680        64,384        45,669
Financial Ratios
Net interest margin.....       4.62%       4.78%       4.87%         4.96%         4.58%
Return on average
 assets.................       0.73        1.03        1.09          1.21*         0.78*
Return on average
 equity.................       9.36       12.32       12.05         14.41*        10.15*
Efficiency ratio........      64.07       66.46       65.40         65.74         75.57
Average equity to
 average assets.........       7.82        8.37        9.02          8.42          7.67
At Year-End
Total assets............ $1,496,495  $1,237,157  $1,059,919  $    864,555  $    706,448
Loans...................  1,192,520   1,048,006     828,639       685,889       523,151
Allowance for loan
 losses.................     18,791       9,967       9,002         8,440         5,282
Deposits................  1,327,023   1,043,544     938,345       740,430       596,504
Shareholders' equity....    113,823      99,214      89,566        78,353        68,224
Number of full-time
 equivalent employees...        513         469         439           327           294
Number of banking
 offices................         28          27          25            21            20
Nonperforming assets:
Nonaccrual loans........ $   12,506  $    4,360  $    3,603  $      1,462  $      2,256
Restructured loans......      1,136         187       1,783            20            25
Real estate owned.......      1,291       1,263         901           231           484
                         ----------  ----------  ----------  ------------  ------------
  Total nonperforming
   assets............... $   14,933  $    5,810  $    6,287  $      1,713  $      2,765
                         ==========  ==========  ==========  ============  ============
Nonperforming loans to
 period-end loans.......       1.14%       0.43%       0.65%         0.22%         0.44%
Nonperforming assets to
 period-end assets......       1.00%       0.47%       0.59%         0.20%         0.39%
Net loan chargeoffs..... $      976  $    1,435  $    1,338  $      1,568  $        693
Risk-Based Capital
 Ratios:
Tier I capital..........       8.58%       9.12%       9.89%        10.77%        12.51%
Total capital...........       9.54       10.01       10.88         11.93         13.48
Leverage ratio..........       7.77        8.46        8.72          9.33         10.17
                                                               1997(1)       1996(1)
                                                             ------------  ------------
                                                               (dollars in thousands
* Financial information excluding certain items:             except per share amounts)
For the Year
Net income excluding unusual items.......................    $      8,165  $      5,247
Per Share:
Basic earnings excluding unusual items...................    $       0.72  $       0.63
Diluted earnings excluding unusual items.................            0.69          0.62
Financial Ratios
Return on average assets excluding unusual items.........            1.07%         0.88%
Return on average equity excluding unusual items.........           12.68%        11.49%

--------
(1) 1997 unusual items include: key man life insurance proceeds of $3.5 million (non-taxable), additional loan loss provision of $1.3 million (net of tax), and merger related expenses of $1.1 million (net of tax). In 1996 there was one unusual item, a Savings Association Insurance Fund special assessment of $612,000.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

   This discussion should be read in conjunction with the consolidated condensed financial statements of Columbia Banking System, Inc. (the "Company"), and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

   Net income for the year decreased 14% to $10.1 million compared to net income of $11.7 million in 1999 and $10.2 million in 1998. On a diluted per share basis, 2000 net income was $0.84 per share, compared with net income of $0.98 per share in 1999, and $0.85 per share in 1998. This decline in 2000 net income was the result of an additional loan loss provision of $6.0 million in the fourth quarter 2000 to increase the Company's allowance for loan losses.

   Net Interest Income. Net interest income increased $8.8 million, or 18%, in 2000 compared with an increase of $7.5 million, or 18%, in 1999. The 2000 and 1999 increases in net interest income were largely due to the overall growth of the Company. Net interest income was favorably affected by average interest-earning assets increasing more rapidly than average interest-bearing liabilities, with the difference funded by noninterest-bearing deposits and shareholders' equity. Average interest-earning assets increased $226.1 million and $176.4 million in 2000 and 1999, respectively, while average interest-bearing liabilities increased $204.1 million and $146.9 million, respectively.

   Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.62% in 2000, compared with 4.78% in 1999 and 4.87% in 1998. Average interest-earning assets increased to $1.3 billion, or 22%, during fiscal year 2000, compared with $1.0 billion for fiscal year 1999. The average yield on interest-earning assets increased to 8.71% in 2000 from 8.13% in fiscal year 1999. In comparison, average interest-bearing liabilities increased to $1.0 billion, or 24%, and the average cost of interest-bearing liabilities increased to 4.93% from 4.12% in fiscal year 1999.

   During fiscal year 2000, competition and rising deposit interest rates created downward pressure on the Company's net interest margin. Loan and investment interest rates exhibited an increasing trend from the middle of 1999 through the first nine months of 2000. Although loan yields rose with increases in the "prime rate", competition for deposits to fund continued strong loan demand within the Company's market areas placed upward pressure on the cost of deposits and borrowings. To fund strong loan demand during 2000, the Company made greater use of borrowings from the FHLB of Seattle and certificates of deposit. The funding of new loan production at higher incremental rates, versus the Company's historical mix of deposits, caused the average cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets.

   Provision for Loan Losses. The Company's provision for loan losses was $9.8 million for 2000, compared with $2.4 million for 1999 and $1.9 million for 1998. For the years ended December 31, 2000, 1999 and 1998, net loan charge-offs amounted to $976,000, $1.4 million and $1.3 million, respectively. During 2000, the allowance for loan losses increased $8.8 million to $18.8 million as compared with $10.0 million and $9.0 million at the end of 1999 and 1998, respectively. The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) increased to 1.58% at December 31, 2000 as compared to 0.95% and 1.09% of loans at December 31, 1999 and 1998, respectively. The increase was primarily due to an additional loan loss provision of $6.0 million taken in the fourth quarter 2000 to strengthen the Company's allowance for loan losses in light of deterioration of a single large credit relationship and to further protect against pressures that might arise from a slowing economy. At year-end 2000, the allowance for loan losses to nonperforming loans was 137.74% compared to 219.19% and 167.14% at December 31, 1999 and 1998, respectively. Management anticipates that continued growth of its loan portfolio when coupled with some early evidence of slowing economic activity will require continued additions to its loan loss allowance during 2001, but in amounts substantially smaller than the amounts added in 2000.

   Noninterest Income. Total noninterest income increased $1.4 million, or 14%, in 2000, and $2.0 million, or 24%, in 1999, despite decreases in residential mortgage loan originations due to the effect of higher long-term interest rates. Increases in noninterest income during 2000 were centered in account service charges and merchant services income. In general, increases in account service charges and merchant services income are due to the growth of the Company. Income from mortgage banking declined by $307,000, or 29%, in 2000 and $614,000, or 37% in 1999. The changes each year reflected the impact of movements in long-term interest rates upon mortgage loan activity.

   Noninterest Expense. Total noninterest expense increased $5.1 million, or 13%, in 2000 and $6.9 million, or 21%, in 1999. The increase in 2000 was primarily due to personnel costs associated with the Company's expansion as well as merchant services, taxes and licenses, and other expenses. Expenses such as merchant services are volume driven and reflect the Company's rapid growth. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 64.1% for 2000 compared with 66.5% and 65.4% for 1999 and 1998, respectively. The Company places emphasis on control of noninterest expense, however, management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's aggressive growth strategy.

   Set forth below is a schedule showing additional detail concerning increases and decreases in the Company's noninterest expense. The portion of compensation expense related to loan originations is deferred and deducted from interest income over the life of the related loans.

                                         Year Ended December 31,
                               -----------------------------------------------
                                        Increase/           Increase/
                                2000    (Decrease)  1999    (Decrease)  1998
                               -------  ---------  -------  ---------  -------
                                             (in thousands)
Compensation and employee
 benefits....................  $24,104   $2,595    $21,509   $3,584    $17,925
Loan origination costs.......   (1,326)     394     (1,720)     389     (2,109)
                               -------   ------    -------   ------    -------
Net compensation and Employee
 benefits (as reported)......   22,778    2,989     19,789    3,973     15,816
Occupancy....................    6,092     (428)     6,520    1,305      5,215
Professional Services........    1,060      134        926      (25)       951
Advertising and promotion....    1,602     (110)     1,712     (136)     1,848
Printing and supplies........      709      (30)       739       51        688
Regulatory assessments.......      259     (145)       404      206        198
Data processing..............    2,294      318      1,976      245      1,731
Losses on real estate owned..      318      285         33      (29)        62
Telephone and network........      907      192        715      250        465
Postage & delivery...........      510      (54)       564       91        473
ATM network..................      484       94        390      109        281
Merchant processing..........    1,989      630      1,359      558        801
Taxes, licenses and fees.....    2,055      570      1,485      165      1,320
Other........................    3,696      664      3,032       87      2,945
                               -------   ------    -------   ------    -------
  Total noninterest expense..  $44,753   $5,109    $39,644   $6,850    $32,794
                               =======   ======    =======   ======    =======

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

   In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company would assess whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", would warrant specific reserves or a write-down of the loan. See "Provision and Allowance For Loan Losses."

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

   The following table sets forth the Company's loan portfolio by type of loan for the dates indicated:

                                                           December 31,
                          -------------------------------------------------------------------------------------------
                                      % of                % of              % of              % of              % of
                             2000     Total      1999     Total     1998    Total     1997    Total     1996    Total
                          ----------  -----   ----------  -----   --------  -----   --------  -----   --------  -----
                                                          (in thousands)
Commercial business.....  $  496,125   41.6 % $  426,060   40.6 % $332,638   40.1 % $270,946   39.5 % $194,843   37.2 %
                          ----------  -----   ----------  -----   --------  -----   --------  -----   --------  -----
Real estate:
  One- to four-family
   residential..........      55,922    4.7       64,669    6.2     61,132    7.4     71,095   10.4     77,359   14.8
  Five or more family
   residential and
   commercial
   properties...........     428,884   36.0      377,708   36.0    291,868   35.2    206,628   30.1    151,179   28.9
                          ----------  -----   ----------  -----   --------  -----   --------  -----   --------  -----
   Total real estate....     484,806   40.7      442,377   42.2    353,000   42.6    277,723   40.5    228,538   43.7
Real estate
 construction:
  One- to four-family
   residential..........      33,548    2.8       32,742    3.1     26,444    3.2     29,695    4.3     31,446    6.0
  Five or more family
   residential and
   commercial
   properties...........      74,451    6.3       45,886    4.4     23,213    2.8     33,806    4.9     10,724    2.1
                          ----------  -----   ----------  -----   --------  -----   --------  -----   --------  -----
   Total real estate
    construction........     107,999    9.1       78,628    7.5     49,657    6.0     63,501    9.2     42,170    8.1

Consumer................     106,633    8.9      103,296    9.9     94,572   11.4     74,710   10.9     58,249   11.1
                          ----------  -----   ----------  -----   --------  -----   --------  -----   --------  -----
  Subtotal..............   1,195,563  100.3    1,050,361  100.2    829,867  100.1    686,880  100.1    523,800  100.1
Less deferred loan fees
 and other..............      (3,043)  (0.3)      (2,355)  (0.2)    (1,228)  (0.1)      (991)  (0.1)      (649)  (0.1)
                          ----------  -----   ----------  -----   --------  -----   --------  -----   --------  -----
   Total loans..........  $1,192,520  100.0 % $1,048,006  100.0 % $828,639  100.0 % $685,889  100.0 % $523,151  100.0 %
                          ==========  =====   ==========  =====   ========  =====   ========  =====   ========  =====
Loans held for sale.....  $   14,843          $    5,479          $ 10,023          $  4,377          $ 11,341
                          ==========          ==========          ========          ========          ========

   Total loans (excluding loans held for sale) at December 31, 2000, increased $144.5 million, or 14%, from year-end 1999. Commercial business loans and five or more family residential and commercial properties were the categories contributing a majority of the increase.

   Commercial Loans: Commercial loans increased $70.1 million, or 16%, to $496.1 million from year-end 1999, representing 41.6% of total loans compared with 40.6% of total loans at December 31, 1999. Management is committed to providing competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

   Real Estate Loans: Residential one- to four-family loans decreased $8.7 million to $55.9 million at December 31, 2000, representing 4.7% of total loans, compared with $64.7 million, or 6.2% of total loans at December 31, 1999. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

   The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased $51.2 million, or 13.5%, to $428.9 million at December 31, 2000, representing 36.0% of total loans, from $377.7 million, or 36.0% of total loans at December 31, 1999. The increase in multi-family and commercial real estate lending during 2000 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

   Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences increased $806,000 to $33.5 million at December 31, 2000, representing 2.8% of total loans, from $32.7 million, or 3.1% of total loans at December 31, 1999. Multi-family and commercial real estate construction loans increased $28.6 million to $74.5 million at December 31, 2000, representing 6.3% of total loans, from $45.9 million, or 4.4% of total loans at December 31, 1999.

   The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

   Consumer Loans: At December 31, 2000, the Company had $106.6 million of consumer loans outstanding, representing 8.9% of total loans, as compared with $103.3 million, or 9.9% of total loans, at December 31, 1999. The balance at December 31, 1999, included approximately $6.0 million of short-term loans made to a group of individuals in connection with a single transaction which matured in February 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

   Foreign Outstanding: Columbia Bank is not involved with loans to foreign companies and foreign countries.

   Loan Growth by Market Area: Management's growth strategy has concentrated on the Tacoma/Pierce County market. The results of that strategy are evident in the following summary of loan growth by market area. In addition, management is aggressively pursuing growth in King County and Thurston County and has committed additional resources to those markets as well as to the Cowlitz County and Kitsap County markets.

                                              December 31,          Increase
                                          --------------------- ----------------
                                             2000       1999     Amount  Percent
                                          ---------- ---------- -------- -------
                                                      (in thousands)
Pierce County............................ $  883,205 $  781,803 $101,402  13.0%
All other counties.......................    309,315    266,203   43,112  16.2
                                          ---------- ---------- --------  ----
  Total.................................. $1,192,520 $1,048,006 $144,514  13.8%
                                          ========== ========== ========  ====

Nonperforming Assets

   Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); and (iii) real estate owned. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans, but about which there are serious doubts as to the borrower's ability to comply with present repayment terms and which may later be included in nonaccrual, past due or restructured loans.

   The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, total nonperforming assets, accruing loans past-due 90 days or more, impaired loans, and potential problem loans of the Company:

                                                   December 31,
                                        ---------------------------------------
                                         2000     1999    1998    1997    1996
                                        -------  ------  ------  ------  ------
                                                  (in thousands)
Nonaccrual:
  One-to four-family residential......  $   410  $   23  $  722  $  661  $1,645
  Commercial real estate..............      698   1,784   1,542
  Commercial business.................   11,091   2,176   1,214     728     385
  Consumer............................      307     377     125      73     226
                                        -------  ------  ------  ------  ------
    Total nonaccrual loans............   12,506   4,360   3,603   1,462   2,256
Restructured:
  One-to four-family residential......                       15      20      25
  One-to four-family residential
   construction.......................    1,136     122   1,768
  Commercial business.................               65
                                        -------  ------  ------  ------  ------
    Total restructured loans..........    1,136     187   1,783      20      25
                                        -------  ------  ------  ------  ------
    Total nonperforming loans.........  $13,642  $4,547  $5,386  $1,482  $2,281
                                        =======  ======  ======  ======  ======
Real estate owned.....................    1,291   1,263     901     231     484
                                        -------  ------  ------  ------  ------
    Total nonperforming assets........  $14,933  $5,810  $6,287  $1,713  $2,765
                                        =======  ======  ======  ======  ======
Accruing loans past-due 90 days or
 more.................................                   $   40          $  111
Impaired loans........................  $12,925  $4,147   4,539  $  728     385
Potential problem loans...............    1,631   2,234   1,862     669     346
Allowance for loan losses.............   18,791   9,967   9,002   8,440   5,282
Nonperforming loans to loans..........     1.14%   0.43%   0.65%   0.22%   0.44%
Nonperforming assets to total assets..     1.00    0.47    0.59    0.20    0.39
                                        =======  ======  ======  ======  ======

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

   Impaired loans, generally, refer to commercial business, commercial real estate, and real estate construction loans that are restructured in a troubled debt restructuring involving a modification of terms, or that are nonaccrual loans, or loans past due 90 days and still accruing.

   Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. In the fourth quarter 2000, deterioration of a single large credit relationship with a principal amount of $8.0 million caused the Company to place the loan on nonaccrual and include it in impaired loans. Management views this as a prudent action but is optimistic that additional collateral being obtained will reduce the amount of the impairment. Substantially, all nonperforming loans are to borrowers within the State of Washington.

   Real estate owned, which is comprised of foreclosed real estate loans, increased $28,000 to $1.3 million at December 31, 2000. During fiscal year 2000, the Company foreclosed and transferred to REO $1.0 million of loans collateralized by real estate, and incurred write-downs of $419,000 on existing REO. At December 31, 2000, REO consisted of three foreclosed properties.

   Total nonperforming assets totaled $14.9 million, or 1.00% of period-end assets at December 31, 2000, compared to $5.8 million, or 0.47% of period-end assets at December 31, 1999.

   Nonperforming loans were $13.6 million, or 1.14% of total loans (excluding loans held for sale), at December 31, 2000, compared to $4.5 million, or 0.43% of total loans at December 31, 1999 due principally to increases in the commercial business and commercial real estate categories.

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

   At December 31, 2000, the Company's allowance for loan losses was $18.8 million, or 1.58% of the total loan portfolio, and 137.7% of nonperforming loans. This compares with an allowance of $10.0 million, or 0.95% of the total loan portfolio, and 219.2% of nonperforming loans, at December 31, 1999. The increase in the allowance as a percentage of loans was due to the $9.8 million in loan loss provisions during fiscal year 2000 as compared with $2.4 million during 1999. For the years ended December 31, 2000, 1999 and 1998, net loan charge-offs amounted to $976,000, $1.4 million, and $1.3 million, respectively.

   In the fourth quarter 2000, the Company took an additional loan loss provision of $6.0 million to increase its allowance for loan losses to reflect the deterioration of a single substantial credit relationship. As a result of the deterioration of this single relationship, the Company undertook a comprehensive review of the process currently in place to detect and react to other potential loan portfolio deterioration. Based on that review, management is confident that the problems with the single loan are not symptomatic of other similar problems in the loan portfolio. In addition, management is retaining a nationally recognized firm with expertise in commercial loan credit review to conduct an independent assessment of the Company's loan and collateral monitoring procedures. Consistent with the Company's practice of maintaining prudent reserves, the additional $6.0 million provision to the allowance for loan losses has been set aside now to provide against the ultimate loss that may result from the loan, and to further protect against pressures that might arise from a slowing economy. Based on information currently known to the Company, management believes that substantial progress is being made to strengthen the large credit relationship discussed above and that there is good reason to believe that a significant portion of the principal loan balance may ultimately be collected.

   During the year 2000, the Company refined its allowance calculations to reflect historical performance of the loan portfolio during the prior five years. Adjustments to the percentages of the allowance allocated to loan categories were made based on trends with respect to delinquencies and problem loans within each pool of loans. In addition, the provision for loan losses was increased to reflect continued rapid growth in loans and management's assessment of economic and business conditions. There were no other significant changes during the year in estimation methods or assumptions that affected the Company's methodology for assessing the appropriateness of the allowance. The most recent prior substantial adjustments to the allowance occurred in 1997. In that year management concluded that loss potential had increased in the loan portfolio as a result of average annual growth in the portfolio of approximately 31% since 1993 combined with indications of a business downturn resulting from the effect of global economic conditions from the Asian financial crisis and, in particular, potential adverse effects on the aerospace, foreign trade and timber industries. This judgement was made despite the absence of a manifested increase in nonaccrual loans or nonperforming assets but after considering the additional factors management considers when determining the adequacy of the allowance, as discussed above. Thus management substantially increased the provision in 1997 to reserve for such loss potential.

   During the year 2000, the Company's experience with loan losses did not exceed prior years. The Company's loan loss allowance as a percentage of total loans increased to 1.58% at December 31, 2000 from 0.95% at December 31, 1999 due to an increase of $7.4 million of loan loss provisions in 2000 as compared with 1999. Management anticipates that continued growth of the loan portfolio and a slowing of growth in the local economy will require continued additions to the allowance for loan losses during the year 2001.

   The following table provides an analysis of net losses by loan type for the last five years:

                                            December 31,
                          --------------------------------------------------------
                             2000         1999        1998       1997       1996
                          ----------   ----------   --------   --------   --------
                                       (dollars in thousands)
Total loans, net at end
 of period(1)...........  $1,192,520   $1,048,006   $828,639   $685,889   $523,151
Daily average loans.....   1,149,013      927,373    748,587    613,671    473,887
                          ----------   ----------   --------   --------   --------
Balance of allowance for
 loan losses at
 beginning of period....  $    9,967   $    9,002   $  8,440   $  5,282   $  4,340
Charge-offs:
  One- to four-family
   residential
   construction.........         (21)        (314)       (57)      (364)        (7)
  Commercial business...      (1,448)      (1,006)    (1,195)    (1,025)      (514)
  Consumer..............        (309)        (299)      (333)      (270)      (199)
                          ----------   ----------   --------   --------   --------
    Total charge-offs...      (1,778)      (1,619)    (1,585)    (1,659)      (720)
Recoveries:
  One- to four-family
   residential..........                                              1          7
  One- to four-family
   residential
   construction.........           8
  Commercial business...         756          118        175         43         17
  Consumer..............          38           66         72         47          3
                          ----------   ----------   --------   --------   --------
    Total recoveries....         802          184        247         91         27
                          ----------   ----------   --------   --------   --------
  Net charge-offs.......        (976)      (1,435)    (1,338)    (1,568)      (693)
Provision charged to
 expense................       9,800        2,400      1,900      4,726      1,635
                          ----------   ----------   --------   --------   --------
Balance of allowance for
 loan losses at end of
 period.................  $   18,791   $    9,967   $  9,002   $  8,440   $  5,282
                          ==========   ==========   ========   ========   ========
Net charge-off to
 average loans
 outstanding............        0.08 %       0.16 %     0.18 %     0.26 %     0.15 %
Allowance for loan
 losses to total loans..        1.58         0.95       1.09       1.23       1.01
Allowance for loan
 losses to nonperforming
 loans..................      137.74       219.19     167.14     569.50     231.57
                          ==========   ==========   ========   ========   ========

--------
(1) Excludes loans held for sale

Loan Loss Allowance Allocation

   The table below shows the allocation of the Allowance for Loan Losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses and other factors which may affect future loan losses in the categories of loans shown.

                                                         December 31,
                            --------------------------------------------------------------------------
                                 2000           1999           1998           1997           1996
                            --------------  -------------  -------------  -------------  -------------
                                     % of           % of           % of           % of           % of
 Balance at End of Period           Total          Total          Total          Total          Total
      Applicable to:        Amount  Loans*  Amount Loans*  Amount Loans*  Amount Loans*  Amount Loans*
 ------------------------   ------- ------  ------ ------  ------ ------  ------ ------  ------ ------
                                                    (dollars in thousands)
 Commercial business.....   $15,650  41.3%  $6,388  40.4%  $5,540  40.0%  $4,109  39.4%  $3,178  37.2%
 Real estate and
  construction:
   One-to four-family
    residential..........       754   7.5      969   9.3      972  10.6    1,041  14.7    1,115  20.8
   Five or more family
    residential and
    commercial
    properties...........     1,892  42.3    1,990  40.4    2,008  38.0    1,414  35.0      490  30.9
 Consumer................       369   8.9      339   9.9      482  11.4      334  10.9      499  11.1
 Unallocated.............       126            281                         1,542
                            ------- -----   ------ -----   ------ -----   ------ -----   ------ -----
    Total................   $18,791 100.0%  $9,967 100.0%  $9,002 100.0%  $8,440 100.0%  $5,282 100.0%
                            ======= =====   ====== =====   ====== =====   ====== =====   ====== =====

--------
* Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Securities

   The Company's securities (securities available for sale and securities held to maturity) increased by $22.6 million to $110.7 million from year-end 1999 to year-end 2000. The Company had no sales of securities during 2000. Purchases during the year totaled $20.5 million while maturities and prepayments totaled $1.7 million. U.S. Treasury and government agency securities comprise 66.4% of the investment portfolio, with mortgage-backed securities at 8.2% and state and municipal securities at 10.5%. The average maturity of the securities portfolio was 5 years, 4 months at December 31, 2000.

   Approximately 93.3% of the Company's securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates and/or significant prepayment risk. For further information on investment securities, including gross unrealized gains and losses in the portfolio and gross realized gains and losses on sales of securities, see Note 4 to the consolidated financial statements.

Premises and Equipment

   In 2000, fixed assets increased $9.2 million, or 23.5% from 1999. The net change includes purchases of $12.6 million, disposals of $100,000 and depreciation expense of $3.3 million. The Company's capital expenditures in 2001 are anticipated to be approximately $7.5 million. Such expenditures are expected to include approximately $3.5 million for new buildings and for remodeling existing structures, and $4.0 million for new furniture, equipment, and software.

Liquidity and Sources of Funds

   The Company's primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

   The Company experienced overall average deposit growth of 20.5% and 22.2% in 2000 and 1999, respectively. All categories of deposits increased during both years. The increase occurred primarily in certificates of deposit. To fund strong loan demand during the fiscal year 2000, the Company has made greater use of certificates of deposit. The average interest-bearing and noninterest-bearing demand deposits increased 6.2% and 12.9%, respectively, in 2000, and 31.0% and 23.3%, respectively in 1999.

   Average deposits are summarized in the following table:

                                           Years Ended December 31,
                                ----------------------------------------------
                                   2000      1999     1998     1997     1996
                                ---------- -------- -------- -------- --------
                                                (in thousands)
Demand and other noninterest-
 bearing....................... $  207,812 $184,094 $149,353 $111,492 $ 74,940
Interest-bearing demand........    399,561  376,079  287,007  223,514  160,020
Savings........................     46,722   45,478   39,768   38,301   32,438
Certificates of deposit........    543,558  388,445  337,557  282,899  240,214
                                ---------- -------- -------- -------- --------
  Total average deposits....... $1,197,653 $994,096 $813,685 $656,206 $507,612
                                ========== ======== ======== ======== ========

   The Company is establishing a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 1999 and management anticipates continued use of such deposits to fund increasing loan demand. During 2000, total deposits increased $283.5 million to $1.3 billion at December 31, 2000. Brokered and other wholesale deposits (excluding public deposits) increased $27.7 million to $53.0 million, or 4.0% of total deposits, at December 31, 2000, from $25.3 million, or 2.4% of total deposits, at December 31, 1999.

   Brokered and other wholesale deposits are summarized below. The average interest rate for these deposits was 6.35% and 5.60% at December 31, 2000 and 1999, respectively.

                                                        December 31,
                                              ---------------------------------
                                                    2000             1999
                                              ---------------- ----------------
                                                      Percent          Percent
                                                      of Total         of Total
Amount Maturing:                              Amount  Deposits Amount  Deposits
----------------                              ------- -------- ------- --------
                                                   (dollars in thousands)
  Due through 1 year......................... $12,787   0.96%  $ 5,327   0.51%
  After 1 but through 3 years................  35,124   2.65     9,000   0.86
  After 3 but through 5 years................   5,071   0.38    11,000   1.06
                                              -------   ----   -------   ----
    Total brokered and other wholesale
     deposits................................ $52,982   3.99%  $25,327   2.43%
                                              =======   ====   =======   ====

   The increase in deposits during 2000 is largely due to the Company's growth strategy. The following table is a summary of year-end deposits by county.

                                                       December 31,
                                          --------------------------------------
                                                                    Increase
                                                                ----------------
                                             2000       1999     Amount  Percent
                                          ---------- ---------- -------- -------
                                                      (in thousands)
Pierce County............................ $  931,498 $  737,268 $194,230  26.3%
All other counties.......................    395,525    306,276   89,249  29.1
                                          ---------- ---------- --------  ----
    Total................................ $1,327,023 $1,043,544 $283,479  27.2%
                                          ========== ========== ========  ====

Borrowings

   The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At December 31, 2000, the Company had short-term advances of $40.0 million at an interest rate of 6.90%. At December 31, 2000 the maximum borrowing line from the FHLB was $126.0 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

   The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to the prime rate and at December 31, 2000, the balance outstanding was $4.5 million. In the event of the discontinuance of the line by either party, the Company has up to two years to repay the debt.

   The details of short-term borrowings were as follows:

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                        2000     1999     1998
                                                      --------  -------  ------
                                                          (in thousands)
Short-term borrowings
Balance at year-end.................................. $ 40,000  $83,700
Average balance during the year......................   54,813   12,763  $1,379
Maximum month-end balance during the year............  101,000   83,700   6,500
Weighted average rate during the year................     6.62%    5.34%   5.70%
Weighted average rate at December 31.................     6.90     5.70

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

   The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can effect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

   The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts in the table are derived from the Company's internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a substantial increase in market interest rates.

                                       Estimated Maturity or Repricing
                          ---------------------------------------------------------------
                            0-3       4-12        1-5       5-10    More than
    December 31, 2000      months    months      years     years    10 years     Total
    -----------------     --------  ---------   --------  --------  ---------  ----------
                                      (dollars in thousands)
Interest-Earning Assets
Interest-earning
 deposits...............  $ 48,153                                             $   48,153
Securities..............       593  $   1,180   $ 65,421  $ 41,253  $ 10,814      119,261
Loans:
  Business and
   commercial real
   estate...............   450,681     33,152    296,804    23,724    18,870      823,231
  One-to four-family and
   owner-occupied
   residential real
   estate...............    63,293     47,844    121,661     7,755    16,776      257,329
  Consumer..............    52,508     10,398     32,555    11,953     6,883      114,297
                          --------  ---------   --------  --------  --------   ----------
   Total interest-
    earning assets......  $615,228  $  92,574   $516,441  $ 84,685  $ 53,343   $1,362,271
                          ========  =========   ========  ========  ========   ==========
Noninterest-earning
 assets.................               12,506                        121,718      134,224
                          --------  ---------   --------  --------  --------   ----------
   Total assets.........  $615,228  $ 105,080   $516,441  $ 84,685  $175,061   $1,496,495
                          ========  =========   ========  ========  ========   ==========
Percent of total
 interest-earning
 assets.................     45.16%      6.80 %    37.91%     6.22%     3.91%      100.00%
                          ========  =========   ========  ========  ========   ==========
Interest-Bearing
 Liabilities
Deposits:
  Money market
   checking.............  $100,154  $ 100,154   $100,154                       $  300,462
  NOW accounts..........    23,331                93,322                          116,653
  Savings accounts......    15,327                        $ 15,327  $ 15,327       45,981
  Time certificates of
   deposit..............   215,252    357,834     65,535        21                638,642
FHLB advances...........               40,000                                      40,000
Other borrowings........                4,500                                       4,500
                          --------  ---------   --------  --------  --------   ----------
   Total interest-
    bearing
    liabilities.........  $354,064  $ 502,488   $259,011  $ 15,348  $ 15,327   $1,146,238
                          ========  =========   ========  ========  ========   ==========
Noninterest-bearing
 liabilities and
 equity.................   180,457                45,114             124,686      350,257
                          ========  =========   ========  ========  ========   ==========
   Total liabilities and
    equity..............  $534,521  $ 502,488   $304,125  $ 15,348  $140,013   $1,496,495
                          ========  =========   ========  ========  ========   ==========
Percent of total
 interest-earning
 assets.................     25.99%     36.88 %    19.01%     1.13%     1.13%       84.14%
                          ========  =========   ========  ========  ========   ==========
Rate sensitivity gap....  $261,164  $(409,914)  $257,430  $ 69,337  $ 38,016   $  216,033
Cumulative rate
 sensitivity gap........   261,164   (148,750)   108,680   178,017   216,033
                          --------  ---------   --------  --------  --------   ----------
Rate sensitivity gap as
 a percentage of
 interest-earning
 assets.................     19.17%    (30.08)%    18.90%     5.09%     2.78%       15.86%
Cumulative rate
 sensitivity gap as a
 percentage of interest-
 earning assets.........     19.17%    (10.91)%     7.99%    13.08%    15.86%
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

   Based on the results of the simulation model as of December 31, 2000 the Company would expect an increase in net interest income of $3.1 million and an decrease in net interest income of $1.1 million if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model as of December 31, 1999, the Company would expect an increase in net interest income of $2.8 million and a decrease in net interest income of $966,000 if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period.

Income Tax

   For the years ending December 31, 2000, 1999 and 1998, the Company recorded income tax provisions of $7.3 million, $5.9 million and $5.2 million, respectively.

Capital

   The Company's shareholders' equity increased to $113.8 million at December 31, 2000, from $99.2 million at December 31, 1999. The increase is due primarily to net income for the year of $10.1 million. Shareholders' equity was 7.61% and 8.02% of total assets at December 31, 2000 and December 31, 1999, respectively.

   Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At December 31, 2000, the Company's leverage ratio was 7.77%, compared with 8.46% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 8.58% and 9.54%, respectively, at December 31, 2000, compared with 9.12% and 10.01%, respectively, at December 31, 1999.

   During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements, but is below the criteria necessary to be "well-capitalized" as defined by regulations.

   Applicable federal and Washington state regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to distributions. The Company's ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

   On April 25, 2000, the Company announced a 10% stock dividend payable on May 24, 2000, to shareholders of record on May 10, 2000. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction. On April 28, 1999, the Company announced a 5% stock dividend payable on May 26, 1999, to shareholders of record on May 12, 1999.

Unregistered Securities Offerings

   The Company has issued securities in unregistered offerings pursuant to state and federal exemptions from registration during the past three years as follows. No underwriters were involved in any of these issuances. The proceeds from each of these offerings, if any, were used for working capital.

Management Restricted Stock Purchases.

   1998 Issuances. In 1998, the Company entered into restricted stock award agreements with four of its senior executives under which the Company issued shares of restricted common stock as follows: 17,325 shares to Mr. Gallagher, 8,662 shares to Ms. Dressel, 8,662 shares to Mr. Whitney, and 8,662 shares to Mr. Russell, all as adjusted for stock splits and dividends. The shares were issued for no consideration into escrow until the recipient has served for five years or waiver of that requirement. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

   Also in 1998, the Company issued 34,650 shares (as adjusted) of restricted common stock to Mr. William Philip, the Company's then-chief executive officer. The shares were issued for no consideration into escrow until he had served for five years or earlier mandatory retirement. Mr. Philip retired as chief executive officer at year end 1999, resigned as Chairman and Director in 2000, and has been acting in a consulting capacity since that time. Upon his resignation, Mr. Philip's restricted stock award agreement was amended to provide that Mr. Philip's performance as a consultant to the Company would count towards his five-year vesting requirement. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act.

   2000 Issuances. In 2000, the Company sold an aggregate of 50,000 shares of restricted common stock to four of its senior executives, in return for a full recourse promissory note from each executive. These notes are due on or before the seventh anniversary of the note, for the full amount of the purchase price of the shares, with interest payable annually at the fixed rate of 5.87% per annum, the mid-term federal rate established by the Internal Revenue Service and effective in the month of December 2000. Specifically, the Company issued 15,000 shares each to Mr. Gallagher and Ms. Dressel in exchange for a $196,875 promissory note from each, and 10,000 shares each to Messrs. Russell and Whitney in exchange for a $131,250 promissory note from each. These issuances were exempt from registration pursuant to Section 4(2) of the Act.

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

   Prior to 1999, the Company was managed as one segment, not by discrete operating segments. With the appointment of new executive officers in 1999, the Company began reviewing financial performance along the three major lines described above. The Executive Management Committee, which is the senior decision making group of the Company, is comprised of five members including the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer, and three Executive Vice presidents.

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

   Financial highlights by lines of business:

Condensed Statement of Operations:

                                     Year Ended December 31, 2000
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  9,759  $ 42,606   $  5,917   $ (9,814) $   48,468
Other income............        638     4,272        767      5,910      11,587
Other expense...........     (2,356)  (16,010)    (2,052)   (24,335)    (44,753)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  8,041  $ 30,868   $  4,632   $(28,239)     15,302
Income taxes............                                                 (5,232)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   10,070
                           --------  --------   --------   --------  ----------
Total assets............   $337,193  $637,825   $322,648   $198,829  $1,496,495
                           ========  ========   ========   ========  ==========

                                     Year Ended December 31, 1999
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  9,925  $ 30,979   $  7,377   $ (1,172) $   47,109
Other income............        522     3,847      1,114      4,663      10,146
Other expense...........     (2,445)  (13,112)    (1,882)   (22,205)    (39,644)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  8,002  $ 21,714   $  6,609   $(18,714)     17,611
Income taxes............                                                 (5,941)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   11,670
                           --------  --------   --------   --------  ----------
Total assets............   $369,390  $479,272   $266,051   $122,444  $1,237,157
                           ========  ========   ========   ========  ==========

                                     Year Ended December 31, 1998
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  7,770  $ 26,545   $  6,212   $   (467) $   40,060
Other income............        180     3,356      1,801      2,845       8,182
Other expense...........     (1,845)  (10,874)    (1,731)   (18,344)    (32,794)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  6,105  $ 19,027   $  6,282   $(15,966)     15,448
Income taxes............                                                 (5,247)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   10,201
                           --------  --------   --------   --------  ----------
Total assets............   $275,756  $420,120   $206,286   $148,757  $1,050,919
                           ========  ========   ========   ========  ==========

              QUARTERLY COMMON STOCK PRICES AND DIVIDEND PAYMENTS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol COLB. Price information generally appears daily in the Nasdaq National Market Issues section of The Wall Street Journal and in most major Pacific Northwest metropolitan newspapers. On December 29, 2000, the last sale price for the Company's stock in the over-the-counter market was $15 9/16.

   The Company presently intends to retain earnings to support anticipated growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future. Please refer to the "Capital" section of the "Management Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 12 to the consolidated financial statements, contained elsewhere in this report, for regulatory capital requirements and restrictions on dividends to shareholders.

   At February 28, 2001, the number of shareholders of record was 1,345. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

   The following are high and low sales prices as reported in Nasdaq according to information furnished by the National Association of Securities Dealers. Prices do not include retail mark-ups, mark-downs or commissions.

     2000                                                      High     Low
     ----                                                      ----     ----
     First quarter*........................................... $ 13     $10 1/4
     Second quarter...........................................   13       10
     Third quarter............................................  14 1/4   12 1/16
     Fourth quarter...........................................  15 9/16  12 7/16
     For the year............................................. $15 9/16   10

     1999*                                                      High     Low
     -----                                                      ----     ---
     First quarter............................................. $16 2/3  $13
     Second quarter............................................  16 1/4  10 1/2
     Third quarter.............................................  14 3/4   11
     Fourth quarter............................................  15 9/16 10 9/16
     For the year.............................................. $16 2/3  10 1/2

--------
*  Restated for a 10% stock dividend paid on May 24, 2000

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

   We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Seattle, Washington
March 23, 2001

                         COLUMBIA BANKING SYSTEM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
                                                         (in thousands except
                                                              per-share)
Interest Income
Loans................................................. $102,838 $77,807 $66,858
Securities available for sale.........................    5,650   5,619   4,696
Securities held to maturity...........................      268     287     419
Deposits with banks...................................    1,240     639   1,654
                                                       -------- ------- -------
  Total interest income...............................  109,996  84,352  73,627
Interest Expense
Deposits..............................................   47,662  32,898  29,759
Federal Home Loan Bank advances.......................    3,630   1,939   1,908
Other borrowings......................................      436       6
                                                       -------- ------- -------
  Total interest expense..............................   51,728  34,843  31,667
                                                       -------- ------- -------
Net Interest Income                                      58,268  49,509  41,960
Provision for loan losses.............................    9,800   2,400   1,900
                                                       -------- ------- -------
  Net interest income after provision for loan
   losses.............................................   48,468  47,109  40,060
Noninterest Income
Service charges and other fees........................    6,295   5,812   4,414
Mortgage banking......................................      756   1,063   1,677
Merchant services fees................................    3,671   2,655   1,617
Other.................................................      865     616     474
                                                       -------- ------- -------
  Total noninterest income............................   11,587  10,146   8,182
Noninterest Expense
Compensation and employee benefits....................   22,778  19,789  15,816
Occupancy.............................................    6,092   6,520   5,215
Merchant processing...................................    1,989   1,359     801
Advertising and promotion.............................    1,602   1,712   1,848
Data processing.......................................    2,294   1,976   1,731
Taxes, licenses and fees..............................    2,055   1,485   1,320
Other.................................................    7,943   6,803   6,063
                                                       -------- ------- -------
  Total noninterest expense...........................   44,753  39,644  32,794
                                                       -------- ------- -------
Income before income taxes............................   15,302  17,611  15,448
Provision for income taxes............................    5,232   5,941   5,247
                                                       -------- ------- -------
Net Income............................................ $ 10,070 $11,670 $10,201
                                                       ======== ======= =======
Net Income Per Common Share:
  Basic............................................... $   0.86 $  1.00 $  0.88
  Diluted.............................................     0.84    0.98    0.85
Average number of common shares outstanding...........   11,678  11,652  11,603
Average number of diluted common shares outstanding...   11,973  11,927  11,965

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         ---------------------
                                                            2000       1999
                                                         ---------- ----------
                                                            (in thousands)
                         ASSETS
                         ------
Cash and due from banks................................. $   72,292 $   43,027
Interest-earning deposits with banks....................     48,153        170
                                                         ---------- ----------
      Total cash and cash equivalents...................    120,445     43,197
Securities available for sale (at fair value)...........    103,287     81,029
Securities held to maturity (fair value of $7,501 and
 $7,040, respectively)..................................      7,435      7,084
FHLB stock..............................................      8,539      6,916
Loans held for sale.....................................     14,843      5,479
Loans, net of unearned income...........................  1,192,520  1,048,006
  Less: allowance for loan losses.......................     18,791      9,967
                                                         ---------- ----------
      Loans, net........................................  1,173,729  1,038,039
Interest receivable.....................................     10,306      7,609
Premises and equipment, net.............................     48,357     39,166
Real estate owned.......................................      1,291      1,263
Other...................................................      8,263      7,375
                                                         ---------- ----------
      Total Assets...................................... $1,496,495 $1,237,157
                                                         ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Deposits:
Noninterest-bearing..................................... $  232,247 $  181,716
Interest-bearing........................................  1,094,776    861,828
                                                         ---------- ----------
      Total deposits....................................  1,327,023  1,043,544
Federal Home Loan Bank advances.........................     40,000     83,700
Other borrowings........................................      4,500      3,000
Other liabilities.......................................     11,149      7,699
                                                         ---------- ----------
      Total liabilities.................................  1,382,672  1,137,943
Commitments and contingent liabilities (Note 14)

Shareholders' equity:

  Preferred stock (no par value)
    Authorized, 2 million shares; none outstanding

                                          December 31,
                                          -------------
                                           2000   1999
                                          ------ ------
  Common stock (no par value)
    Authorized shares.................... 51,975 51,975
    Issued and outstanding............... 11,867 10,603     92,673      78,285
  Retained earnings......................                   21,649      23,916
Accumulated other comprehensive income
 (loss):
  Unrealized (losses) on securities
   available for sale, net of tax........                     (499)     (2,987)
                                                        ----------  ----------
      Total shareholders' equity.........                  113,823      99,214
                                                        ----------  ----------
      Total Liabilities and Shareholders'
       Equity............................               $1,496,495  $1,237,157
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Common stock               Accumulated
                          -----------------               Other         Total
                          Number of         Retained  Comprehensive Shareholders'
                           Shares   Amount  Earnings  Income (Loss)    Equity
                          --------- ------- --------  ------------- -------------
                                              (in thousands)
Balance at January 1,
 1998...................    9,868   $67,901 $ 10,415     $    37      $ 78,353
Comprehensive income:
  Net income............                      10,201
  Change in unrealized
   gains (losses) on
   securities available
   for sale, net of tax
   of $152..............                                     301
Total comprehensive
 income.................                                                10,502
Issuance of stock under
 stock option and other
 plans..................      182       711                                711
                           ------   ------- --------     -------      --------
Balance at December 31,
 1998...................   10,050    68,612   20,616         338        89,566
Comprehensive income:
  Net income............                      11,670
  Change in unrealized
   gains (losses) on
   securities available
   for sale, net of tax
   of $1,713............                                  (3,325)
    Total comprehensive
     income.............                                                 8,345
Issuance of stock under
 stock option and other
 plans..................       49     1,303                              1,303
Issuance of shares of
 common stock--5% stock
 dividend...............      504     8,370   (8,370)
                           ------   ------- --------     -------      --------
Balance at December 31,
 1999...................   10,603    78,285   23,916      (2,987)       99,214
Comprehensive income:
  Net income............                      10,070
  Change in unrealized
   gains (losses) on
   securities available
   for sale, net of tax
   of $1,295............                                   2,488
    Total comprehensive
     income.............                                                12,558
Issuance of stock under
 stock option and other
 plans..................      203     1,673                              1,673
Tax benefits from
 exercise of stock
 options................                378                                378
Issuance of shares of
 common stock--10% stock
 dividend...............    1,061    12,337  (12,337)
                           ------   ------- --------     -------      --------
Balance at December 31,
 2000...................   11,867   $92,673 $ 21,649     $  (499)     $113,823
                           ======   ======= ========     =======      ========

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  2000       1999       1998
                                                ---------  ---------  ---------
                                                       (in thousands)
Operating Activities
Net income....................................  $  10,070  $  11,670  $  10,201
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Provision for loan losses...................      9,800      2,400      1,900
  Deferred income tax expense (benefit).......     (2,235)      (724)        30
  Losses on real estate owned.................        224          4         35
  Depreciation and amortization...............      1,923      2,270      2,304
  Net realized (gains) losses on sale of
   assets.....................................         16          2        (55)
  (Increase) decrease in loans held for sale..     (9,364)     4,544     (5,646)
  Increase in interest receivable.............     (2,697)    (1,189)    (1,397)
  Net changes in other assets and
   liabilities................................      3,444       (452)      (223)
                                                ---------  ---------  ---------
    Net cash provided by operating
     activities...............................     11,181     18,525      7,149

Investing Activities
Proceeds from maturities of securities
 available for sale...........................         83     15,191     49,250
Purchase of securities available for sale.....    (19,215)    (8,150)   (82,780)
Proceeds from maturities of mortgage-backed
 securities available for sale................        727        625      5,075
Purchase of mortgage-backed securities
 available for sale...........................                           (8,710)
Proceeds from maturities of securities held to
 maturity.....................................        933      1,559      4,698
Purchases of securities held to maturity......     (1,286)    (2,287)    (1,380)
Purchases of FHLB stock.......................     (1,623)      (927)
Loans originated and acquired, net of
 principal collected..........................   (145,113)  (220,761)  (144,585)
Purchases of premises and equipment...........    (12,556)    (5,324)   (12,546)
Proceeds from disposal of premises and
 equipment....................................         15         10         20
Proceeds from sale of real estate owned.......        772        562        308
Other, net....................................                  (446)      (419)
                                                ---------  ---------  ---------
    Net cash used by investing activities.....   (177,263)  (219,948)  (191,069)

Financing Activities
Net increase in deposits......................    283,479    105,199    197,915
Net increase in other borrowings..............      1,500      3,000
Proceeds from FHLB advances...................     40,000     83,700
Repayment of FHLB advances....................    (83,700)   (25,000)   (14,000)
Tax benefits from exercise of stock options...        378
Proceeds from issuance of common stock, net...      1,673      1,303        711
                                                ---------  ---------  ---------
    Net cash provided by financing
     activities...............................    243,330    168,202    184,626
                                                ---------  ---------  ---------
      Increase (decrease) in cash and cash
       equivalents............................     77,248    (33,221)       706
      Cash and cash equivalents at beginning
       of period..............................     43,197     76,418     75,712
                                                ---------  ---------  ---------
    Cash and cash equivalents at end of
     period...................................  $ 120,445  $  43,197  $  76,418
                                                =========  =========  =========
Supplemental information:
Cash paid for interest........................  $  48,411  $  33,734  $  31,007
Cash paid for income taxes....................      7,227      6,586      5,547
Loans foreclosed and transferred to real
 estate owned.................................      1,024        921      1,000

          See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 2000

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

   The policy of the Company is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Loan Fee Income

   Loan origination fees and direct loan origination costs are deferred and the net amount is recognized as an adjustment to yield over the contractual life of the related loans. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.

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

   The Bank evaluates commercial real estate and commercial business loans for impairment on an individual basis. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according to the terms of the loan. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off.

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

Earnings Per Share

   Earnings per share is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 295,000, 275,000, and 362,000 in 2000, 1999, and 1998, respectively.

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

Statements of Cash Flows

   For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Reclassification

   Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify specific areas causing difficulties in implementation. The Company has not historically engaged in any hedging activities, and does not anticipate that it will enter into any transaction that will qualify for hedge accounting as defined by SFAS
133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 effective on January 1, 2001, and does not own any derivative instruments. The adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the guidance in SAB 101 effective October 31, 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

   SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

2. Stock Dividend and Stock Split

   On April 25, 2000, the Company announced a 10% stock dividend payable on May 24, 2000, to shareholders of record as of May 10, 2000. On April 28, 1999, the Company announced a 5% stock dividend payable on May 26, 1999, to shareholders of record on May 12, 1999. On April 22, 1998, the Company announced a three shares for two stock split payable on May 20, 1998, to shareholders of record on May 6, 1998. Average shares outstanding, net income per share, and book value per share for all periods presented have been retroactively adjusted to give effect to these transactions.

3. Restrictions on Subsidiary Cash, Loans and Dividends

   Columbia Bank is required to maintain reserve balances with the Federal Reserve Bank. The average required reserves for the year ended December 31, 2000 and 1999, were approximately $9.1 million and $5.7 million, respectively. The required reserves are based on specified percentages of the Bank's total average deposits, which are established by the Federal Reserve Board.

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

4. Securities

   At December 31, 2000, there were no securities of any issuer, other than the U.S. Government and its agencies and corporations, that exceeded ten percent of shareholders' equity.

   The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale.

                         Securities Available for Sale

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
                                                     (in thousands)
December 31, 2000:
  U.S. Treasury & government agency.... $ 74,458              $  (976)  $ 73,482
  Corporate securities.................   15,615     $416                 16,031
  Mortgage-backed......................    9,313                 (205)     9,108
  State & municipal securities.........    4,599       67                  4,666
                                        --------     ----     -------   --------
    Total.............................. $103,985     $483     $(1,181)  $103,287
                                        ========     ====     =======   ========
December 31, 1999:
  U.S. Treasury & government agency.... $ 74,517     $  7     $(3,902)  $ 70,622
  Mortgage-backed......................   10,043                 (627)     9,416
  Corporate securities.................      994                   (3)       991
                                        --------     ----     -------   --------
    Total.............................. $ 85,554     $  7     $(4,532)  $ 81,029
                                        ========     ====     =======   ========
December 31, 1998:
  U.S. Treasury & government agency.... $ 81,549     $474               $ 82,023
  Mortgage-backed......................   10,672        1                 10,673
  Corporate securities.................      992       38                  1,030
                                        --------     ----     -------   --------
    Total.............................. $ 93,213     $513               $ 93,726
                                        ========     ====     =======   ========

   There were no sales of securities available for sale during the years ended December 31, 2000, 1999, and 1998.

   At December 31, 2000 and 1999, securities available for sale with a fair value of $29.3 million and $25.5 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

   The following table summarizes the amortized cost, fair value, and average yield of securities available for sale by contractual maturity groups:

                                                           December 31, 2000
                                                        -----------------------
                                                        Amortized  Fair
                                                          Cost     Value  Yield
                                                        --------- ------- -----
                                                            (in thousands)
U.S. Government Agency
After 1 but through 5 years............................  $58,716  $58,071 5.74%
After 5 but through 10 years...........................   15,442   15,113 6.36%
After 10 years.........................................      300      298 7.06%
                                                         -------  ------- ----
  Total................................................  $74,458  $73,482 5.88%
                                                         =======  ======= ====
Corporate Securities
Due through 1 year.....................................  $   500  $   500 6.50%
After 1 but through 5 years............................      497      410 6.99%
After 5 but through 10 years...........................   14,618   15,121 7.44%
                                                         -------  ------- ----
  Total................................................  $15,615  $16,031 7.40%
                                                         =======  ======= ====
Mortgage-Backed Securities(1)
After 1 but through 5 years............................  $ 1,908  $ 1,901 6.35%
After 10 years.........................................    7,405    7,207 5.96%
                                                         -------  ------- ----
  Total................................................  $ 9,313  $ 9,108 6.04%
                                                         =======  ======= ====
State and Municipal Securities(2)
After 1 but through 5 years............................  $   484  $   492 6.74%
After 10 years.........................................    4,115    4,174 7.28%
                                                         -------  ------- ----
  Total................................................  $ 4,599  $ 4,666 7.23%
                                                         =======  ======= ====

--------
(1) The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

(2) Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

   The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities held to maturity.

                          Securities Held To Maturity

                                                      Gross      Gross
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
                                                      (in thousands)
December 31, 2000:
  State and municipal securities.........  $6,937      $ 64               $7,001
  Corporate securities...................     498         2                  500
                                           ------      ----       ----    ------
    Total................................  $7,435      $ 66               $7,501
                                           ======      ====       ====    ======
December 31, 1999:
  State and municipal securities.........  $6,587      $ 12       $(54)   $6,545
  Corporate securities...................     497                   (2)      495
                                           ------      ----       ----    ------
    Total................................  $7,084      $ 12       $(56)   $7,040
                                           ======      ====       ====    ======
December 31, 1998:
  U.S. Treasury & government agency......  $  497      $  7               $  504
  State and municipal securities.........   5,115       121                5,236
  Corporate & other securities...........     496        18                  514
  FHLMC preferred stock..................     250         1                  251
                                           ------      ----       ----    ------
    Total................................  $6,358      $147               $6,505
                                           ======      ====       ====    ======

   The following table summarizes the amortized cost, fair value, and average yield of securities held to maturity by contractual maturity groups:

                                                           December 31, 2000
                                                       -------------------------
                                                       Amortized  Fair
                                                         Cost    Value  Yield(2)
                                                       --------- ------ --------
                                                            (in thousands)
State and Municipal Securities(2)
Due through 1 year....................................  $  780   $  781   6.32%
After 1 but through 5 years...........................   4,049    4,072   6.54%
After 5 but through 10 years..........................   1,817    1,823   6.42%
After 10 years........................................     291      326   9.51%
                                                        ------   ------   ----
  Total...............................................  $6,937   $7,002   6.61%
                                                        ======   ======   ====
Corporate Securities
After 1 but through 5 years...........................  $  498   $  500   6.77%
                                                        ------   ------   ----
  Total...............................................  $  498   $  500   6.77%
                                                        ======   ======   ====

--------
(2) Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

   There were no sales of securities held to maturity during the years ended December 31, 2000, 1999, and 1998.

5. Loans

   The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (in thousands)
Commercial business.................................... $  496,125  $  426,060
Real estate:
  One- to four-family residential......................     55,922      64,669
  Five or more family residential and commercial
   properties..........................................    428,884     377,708
                                                        ----------  ----------
    Total real estate..................................    484,806     442,377
Real estate construction:
  One- to four-family residential......................     33,548      32,742
  Five or more family residential and commercial
   properties..........................................     74,451      45,886
                                                        ----------  ----------
    Total real estate construction.....................    107,999      78,628
Consumer...............................................    106,633     103,296
                                                        ----------  ----------
Subtotal...............................................  1,195,563   1,050,361
Less deferred loan fees, net and other.................     (3,043)     (2,355)
                                                        ----------  ----------
    Total loans, net of unearned income................ $1,192,520  $1,048,006
                                                        ----------  ----------
Loans held for sale.................................... $   14,843  $    5,479
                                                        ==========  ==========

   The following table summarizes certain information related to nonperforming loans:

                                                            December 31,
                                                        -----------------------
                                                         2000     1999    1998
                                                        -------  ------  ------
                                                           (in thousands)
Loans accounted for on a nonaccrual basis.............. $12,506  $4,360  $3,603
Restructured loans.....................................   1,136     187   1,783
                                                        -------  ------  ------
    Total nonperforming loans.......................... $13,642  $4,547  $5,386
                                                        =======  ======  ======
Originally contracted interest......................... $   599  $  385  $  408
Less recorded interest.................................    (133)   (191)   (221)
                                                        -------  ------  ------
    Reduction in interest income....................... $   466  $  194  $  187
                                                        =======  ======  ======

   At December 31, 2000 and 1999, the recorded investment in impaired loans was $12.9 million and $4.1 million, respectively. A specific allowance for loan losses has been made for impaired loans of $7.0 million at December 31, 2000, and no allowance for loan losses for impaired loans has been made for the year ended December 31, 1999. The average recorded investment in impaired loans for the periods ended December 31, 2000, 1999 and 1998 was $5.8 million $4.5 million, and $3.0 million, respectively. Interest income recognized on impaired loans was an immaterial amount.

   At December 31, 2000 and 1999, there were no commitments for additional funds for loans accounted for on a nonaccrual basis.

   At December 31, 2000 and 1999, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

   The Company's banking subsidiary has granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $24.5 million and $25.1 million at

December 31, 2000 and 1999, respectively. During 2000, $3.9 million of new related party loans were made, and repayments totaled $4.5 million. During 1999, $1.8 million of new related party loans were made, and repayments totaled $4.3 million.

6. Allowance for Loan Losses

   Transactions in the allowance for loan losses are summarized as follows:

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (in thousands)
Balance at beginning of period....................... $ 9,967  $ 9,002  $ 8,440
Loans charged off....................................  (1,778)  (1,619)  (1,585)
Recoveries...........................................     802      184      247
                                                      -------  -------  -------
  Net charge-offs....................................    (976)  (1,435)  (1,338)
Provision charged to operating expense...............   9,800    2,400    1,900
                                                      -------  -------  -------
  Balance at end of period........................... $18,791  $ 9,967  $ 9,002
                                                      =======  =======  =======

7. Premises and Equipment

   The Company's executive offices will be relocated to the "Columbia Bank Center" in downtown Tacoma upon the building's completion in early 2001. The Company will lease space in the building as its' major tenant. The operating lease agreement is for 62,105 square feet at $115,000 per month. With an expiration date of January 1, 2016, the lease agreement provides for two renewal options of five years each. The Company's executive offices and the Main Office of Columbia Bank are located in approximately 51,000 square feet of owned space in downtown Tacoma. The Company purchased its current Main Office building in March of 2000. The Company intends to lease to others all floors of the 5 story building except for the first floor where the Main Office Branch is located and some additional space on the 4th floor.

   As of December 31, 2000, Columbia Bank had 15 offices in Pierce County, including the Main Office (3 leased and 12 owned), three offices in Longview (two owned and one leased), two offices in Bellevue (1 leased and 1 owned), three offices in Auburn (owned), one office in Federal Way (leased), one office in Kent (owned) one office in Woodland (owned), one office in West Olympia (leased), and one office in Port Orchard (owned). Commerce Plaza, one of Columbia Bank's banking offices in Longview, houses a retail banking office and other tenants. In addition, construction was completed on a permanent (owned) West Olympia facility in February 2001.

   Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Land..................................................... $ 12,621  $ 10,910
   Buildings................................................   31,086    22,579
   Leasehold improvements...................................      847     1,736
   Furniture and equipment..................................   15,990    14,429
   Vehicles.................................................      234       207
   Computer software........................................    2,600     2,345
                                                             --------  --------
     Total cost.............................................   63,378    52,206
   Less accumulated depreciation and amortization...........  (15,021)  (13,040)
                                                             --------  --------
     Total.................................................. $ 48,357  $ 39,166
                                                             ========  ========

   Total depreciation and amortization expense on buildings and furniture and equipment was $3.3 million, $3.2 million, and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   As of December 31, 2000, the Company is obligated under various noncancellable lease agreements for property and equipment (primarily for land and buildings) which require future minimum rental payments, exclusive of taxes and other charges, as follows:

                                                                  Year ending
                                                                  December 31,
                                                                      2000
                                                                 --------------
                                                                 (in thousands)
     2001.......................................................    $ 2,147
     2002.......................................................      2,105
     2003.......................................................      2,087
     2004.......................................................      1,963
     2005.......................................................      1,951
     2006 and thereafter........................................     18,681
                                                                    -------
       Total minimum payments...................................    $28,934
                                                                    =======

   Total rental expense on buildings and equipment was $1.1 million, $1.6 million, and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Deposits

   Year-end deposits are summarized in the following table:

                                                    Years ended December 31,
                                                 ------------------------------
                                                    2000       1999      1998
                                                 ---------- ---------- --------
                                                         (in thousands)
Demand and other noninterest-bearing............ $  232,247 $  181,716 $180,445
Interest-bearing demand.........................    116,653    100,680   91,430
Money market....................................    300,462    296,246  267,372
Savings.........................................     45,981     45,577   43,342
Certificates of deposits less than $100,000.....    358,074    268,755  242,979
Certificates of deposit greater than $100,000...    273,606    150,570  112,777
                                                 ---------- ---------- --------
  Total......................................... $1,327,023 $1,043,544 $938,345
                                                 ========== ========== ========

9. Federal Home Loan Bank Advances and Long-term Debt

   The Company had Federal Home Loan Bank (FHLB) short-term advances of $40.0 million and $83.7 million at December 31, 2000 and 1999, respectively. In addition, the Company had long-term debt of $4.5 million and $3.0 million at December 31, 2000 and 1999, respectively.

   FHLB advances and long-term debt are at the following interest rates:

                                                                  December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
                                                                   (dollars in
                                                                   thousands)
   8.50......................................................... $ 4,500
   7.50.........................................................         $ 3,000
   6.90.........................................................  40,000
   5.70.........................................................          83,700
                                                                 ------- -------
     Total...................................................... $44,500 $86,700
                                                                 ======= =======

   Aggregate maturities of FHLB advances and long-term debt due in years ending after December 31, 2000, are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
     2001........................................................    $40,000
     2002........................................................      4,500

   FHLB advances are collateralized by a blanket pledge of residential real estate loans with a recorded value of approximately $48.0 million at December 31, 2000, and $100.4 million at December 31, 1999. Penalties are generally required for prepayments of certain long-term FHLB advances.

   The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to the prime rate. At December 31, 2000, the balance outstanding was $4.5 million and is included in other borrowings on the consolidated balance sheet. In the event of the discontinuance of the line by either party, the Company has up to two years to repay the debt.

10. Income Tax

   The components of income tax expense are as follows:

                                                         Years ended December
                                                                  31,
                                                         -----------------------
                                                          2000     1999    1998
                                                         -------  ------  ------
                                                            (in thousands)
     Current............................................ $ 7,467  $6,665  $5,217
     Deferred (benefit).................................  (2,235)   (724)     30
                                                         -------  ------  ------
       Total............................................ $ 5,232  $5,941  $5,247
                                                         =======  ======  ======

   Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
                                                             (in thousands)
   Deferred tax assets:
     Allowance for loan losses.............................. $ 6,667  $ 3,444
     Unrealized loss on investment securities available for
      sale..................................................     244    1,539
     Depreciation...........................................              402
                                                             -------  -------
       Total deferred tax assets............................   6,911    5,385
   Deferred tax liabilities:
     FHLB stock dividends...................................  (1,305)  (1,087)
     Depreciation...........................................    (518)
     Other..................................................     (19)    (169)
                                                             -------  -------
       Total deferred tax liabilities.......................  (1,842)  (1,256)
                                                             -------  -------
       Net deferred tax assets.............................. $ 5,069  $ 4,129
                                                             =======  =======

   A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows:

                                         Years ended December 31,
                               -----------------------------------------------
                                    2000            1999            1998
                               --------------- --------------- ---------------
                               Amount  Percent Amount  Percent Amount  Percent
                               ------  ------- ------  ------- ------  -------
                                          (dollars in thousands)
   Income tax based on
    statutory rate............ $5,356     35%  $6,161     35%  $5,407     35%
   Increase (reduction)
    resulting from:
     Tax credits..............   (127)    (1)     (68)    (0)     (32)    (1)
     Change in effective
      graduated tax rate......                   (173)    (1)    (155)    (1)
     Other nondeductible
      items...................      3      0       21      0       27      1
                               ------    ---   ------    ---   ------    ---
   Income tax................. $5,232     34%  $5,941     34%  $5,247     34%
                               ======    ===   ======    ===   ======    ===

11. Stock Options

   The Company has a stock option plan ("the Plan") to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies Accounting Principles Board
(APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. At December 31, 2000, a maximum of 1,385,306 option shares were authorized under the Plan, of which 1,280,530 were granted, 353,449 have been exercised, 119,920 have been terminated, and 224,696 were available for future grants.

   At December 31, 2000 and 1999, the Company had stock options outstanding of 807,161 shares and 744,134 shares, respectively, for the purchase of common stock at options prices ranging from $2.25 to $22.51 per share. The Company's policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company's common stock and the stated option price.

   The following table outlines the stock option activity for 2000, 1999 and 1998:

                                                      Weighted      Weighted
                                                    Average Price Average Issue
                                        Number of     of Option     Date Fair
                                      Option Shares    Shares         Value
                                      ------------- ------------- -------------
                                                   (in thousands)
Balance at January 1, 1998...........    694,471       $ 6.41
  Granted............................    106,753        21.16        $11.05
  Exercised..........................   (115,640)        4.32
  Terminated.........................       (433)       16.02
                                        --------       ------
Balance at December 31, 1998.........    685,151         8.98
  Granted............................    102,937        13.94          5.97
  Exercised..........................    (32,692)        5.82
  Terminated.........................    (11,262)       12.50
                                        --------       ------
Balance at December 31, 1999.........    744,134         9.74
  Granted............................    214,450        13.02          6.78
  Exercised..........................   (128,807)        5.06
  Terminated.........................    (22,616)       13.98
                                        --------       ------
Balance at December 31, 2000.........    807,161       $11.24
                                        ========       ======
Total Vested at December 31, 2000....    409,618       $ 7.37
                                        ========       ======

   Financial data pertaining to outstanding stock options were as follows:

                                 December 31, 2000
-------------------------------------------------------------------------------------
                                                                          Weighted
                              Weighted                                     Average
                               Average       Weighted                     Exercise
  Ranges of                   Remaining  Average Exercise   Number of     Price of
  Exercise       Number of   Contractual     Price of      Exercisable   Exercisable
   Prices      Option Shares    Life      Option Shares   Option Shares Option Shares
-------------  ------------- ----------- ---------------- ------------- -------------
$ 2.25-$ 4.50      33,453     0.9 Years       $ 3.21          33,453       $ 3.21
  4.50-  6.75     183,328     1.3               5.78         183,328         5.78
  6.75-  9.00     122,666     4.4               8.40         122,666         8.40
  9.00- 11.26      41,884     6.9              10.09          36,384        10.03
 11.26- 13.51     223,202     7.7              12.88          18,192        11.68
 13.51- 15.76     103,565     5.9              14.33          15,595        15.58
 15.76- 18.01      19,935     5.1              16.02
 20.26- 22.51      79,128     5.4              22.31
                  -------     ---------       ------         -------       ------
                  807,161     4.9 Years       $11.24         409,618       $ 7.37
                  =======     =========       ======         =======       ======

   Had compensation cost for the Company's Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                         (dollars in thousands
                                                           except per share)
Net income attributable to common stock:
  As reported.......................................... $10,070 $11,670 $10,201
  Pro forma............................................   9,685  11,299   9,947
Net income per common share:
  Basic:
    As reported........................................ $  0.86 $  1.10 $  0.97
    Pro forma..........................................    0.83    1.07    0.94
  Diluted:
    As reported........................................ $  0.84 $  1.08 $  0.94
    Pro forma..........................................    0.81    1.04    0.91

   The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998; expected volatility of 46.56% in 2000, 42.00% in 1999 and 57.00% in 1998; risk-free rates of 5.23% for 2000, 5.79% for 1999 and 4.51% for 1998; no
annual dividend yields; and expected lives of five years for fiscal years 1998 and 1999, and six years for fiscal year 2000.

   The Company periodically grants restricted stock awards to its named executives. The purpose of such awards is to reward the executives for prior service to the Company and to incent such executives to continue to serve the Company in the future. In each case, the awards provide for the immediate issuance of shares of Company common stock to the executive, with such shares held in escrow until the executive meets certain conditions. In 1998, the Company granted restricted stock awards of 43,311 shares to its named executives. The fair value of the restricted stock awards are amortized over a 5 year period. Amortization expense was approximately $343,000, $330,000 and $377,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

12. Regulatory Capital Requirements

   The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

   To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements, but is below the criteria necessary to be "well capitalized" as defined by regulations. The Company's and the Bank's actual amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

   Actual capital amounts and ratios for the Company and the Columbia bank are presented in the table below:

                                                                To Be Well
                                                                Capitalized
                                               For Capital     Under Prompt
                                                 Adequacy    Corrective Action
                                  Actual         Purposes        Provision
                              --------------  -------------- -------------------
                               Amount  Ratio   Amount  Ratio  Amount     Ratio
                              -------- -----  -------- ----- ---------- --------
As of December 31, 2000:
  Total Capital (to risk-
   weighted assets)
    The Company.............. $127,051  9.5%  $106,537  8.0%         NA     N.A
    Columbia Bank............  130,445  9.8%   106,412  8.0%    133,014    10.0%
  Tier 1 Capital (to risk-
   weighted assets)
    The Company..............  114,260  8.6%    53,268  4.0%         NA     N.A
    Columbia Bank............  117,654  8.8%    53,206  4.0%     79,809     6.0%
  Tier 1 Capital (to average
   assets)
    The Company..............  114,260  7.8%    58,849  4.0%         NA     N.A
    Columbia Bank............  117,654  8.0%    58,796  4.0%     73,495     5.0%
As of December 31, 1999:
  Total Capital (to risk-
   weighted assets)
    The Company.............. $112,091 10.0%  $ 89,582  8.0%         NA     N.A
    Columbia Bank............  113,591 10.3%    88,384  8.0%    110,480    10.0%
  Tier 1 Capital (to risk-
   weighted assets)
    The Company..............  102,124  9.1%    44,791  4.0%         NA     N.A
    Columbia Bank............  103,624  9.4%    44,192  4.0%     66,288     6.0%
  Tier 1 Capital (to average
   assets)
    The Company..............  102,124  8.5%    48,285  4.0%         NA     N.A
    Columbia Bank............  103,624  8.6%    48,213  4.0%     60,267     5.0%

13. Employee Benefit Plan

   The Company maintains a defined contribution plan which allows employees to contribute up to 15% of their compensation to the plan. Employees who are at least 20 years of age and have completed 6 months of service are eligible to participate in the plan. The Company is required to match 50% of employee contributions up to 3% of each employee's total compensation. The Company contributed approximately $376,000, $316,000 and $273,000 in matching funds to the plan during the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company's defined contribution plan provides for a nonmatching, discretionary contribution as determined annually by the Board of Directors of the Company. The Company's discretionary contributions were approximately $827,000, $721,000, and $581,000 for the years ended 2000, 1999, and 1998, respectively.

   The Company maintains an "Employee Stock Purchase Plan" ("ESPP"). The Plan was amended by the Board of Directors on January 26, 2000. Under the amended plan, substantially all employees of the Company are eligible to participate in the ESPP. The amended plan provides for offerings every six months at which time Common Stock is issued for cash at a price of the lower of 90% of the fair market value of the stock at the beginning or end of the offering period. Prior to being amended, the ESPP provided for quarterly offerings with a purchase price of 90% of the fair market value of the Common Stock at the end of the offering period. The new offering period took effect March 1, 2000 with a short period starting March 1, 2000 and ending June 30, 2000 and a full six month offering period beginning July 1, 2000. Under the ESPP, 26,688 shares were acquired by employees for approximately $285,000 in 2000. There is no charge to income as a result of issuance of stock under this plan. The discount offered to employees approximates the cost of raising capital and does not have a material effect on net income and earnings per share. At December 31, 2000, 87,914 shares of common stock were available for issuance under this plan.

14. Commitments and Contingent Liabilities

   In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies, including the obtaining of collateral, where appropriate. At December 31, 2000 and 1999, the Company's loan commitments amounted to $349.5 million and $372.7 million, respectively. Standby letters of credit were $8.3 million and $6.5 million at December 31, 2000 and 1999, respectively. In addition, commitments under commercial letters of credit used to facilitate customers' trade transactions amounted to $7,900 and $984,000 at December 31, 2000 and 1999, respectively.

   The Company and its subsidiary are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial position or results of operations of the Company and its subsidiary.

15. Fair Value of Financial Instruments

   The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

                                                                      December 31,
                                                       -------------------------------------------
                                                               2000                  1999
                                                       --------------------- ---------------------
                              Assumptions Used in       Carrying              Carrying
                             Estimating Fair Value       Amount   Fair Value   Amount   Fair Value
                             ---------------------     ---------- ---------- ---------- ----------
                                                                     (in thousands)
Assets
Cash and due from                                      $   72,292 $   72,292 $   43,027 $   43,027
 banks..................  Approximately equal to
                          carrying value
Interest-earning
 deposits
 with banks.............  Approximately equal to           48,153     48,153        170        170
                          carrying value
Securities available for
 sale...................  Quoted market prices            103,287    103,287     81,029     81,029
Securities held to
 maturity...............  Quoted market prices              7,435      7,502      7,084      7,040
Loans held for sale.....  Approximately equal to           14,843     14,843      5,479      5,479
                          carrying value
Loans...................  Discounted expected future    1,173,729  1,293,828  1,038,039  1,139,118
                          cash flows, net of allowance
                          for loan losses
Liabilities
Deposits................  Fixed-rate certificates of   $1,327,023 $1,332,665 $1,043,544 $1,047,786
                          deposit: Discounted expected
                          future cash flows
                          All other deposits:
                          Approximately equal to
                          carrying value
Federal Home Loan Bank
 advances...............  Discounted expected future       40,000     39,981     83,700     83,700
                          cash flows
Other borrowings........  Discounted expected future        4,500      4,500      3,000      3,000
                          cash flows

Off-Balance-Sheet Financial Instruments

   The fair value of commitments, guarantees and letters of credit at December 31, 2000 approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

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

   Prior to 1999, the Company was managed as one segment, not by discrete operating segments. With the appointment of new executive officers in 1999, the Company began reviewing financial performance along the three major lines described above. The Executive Management Committee, which is the senior decision making group of the Company, is comprised of five members including the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer, and three Executive Vice Presidents.

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

   Financial highlights by lines of business:

                       Condensed Statement of Operations:

                                     Year Ended December 31, 2000
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  9,759  $ 42,606   $  5,917   $ (9,814) $   48,468
Other income............        638     4,272        767      5,910      11,587
Other expense...........     (2,356)  (16,010)    (2,052)   (24,335)    (44,753)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  8,041  $ 30,868   $  4,632   $(28,239)     15,302
  Income taxes..........                                                 (5,232)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   10,070
                           ========  ========   ========   ========  ==========
Total assets............   $337,193  $637,825   $322,648   $198,829  $1,496,495
                           ========  ========   ========   ========  ==========
                                     Year Ended December 31, 1999
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  9,925  $ 30,979   $  7,377   $ (1,172) $   47,109
Other income............        522     3,847      1,114      4,663      10,146
Other expense...........     (2,445)  (13,112)    (1,882)   (22,205)    (39,644)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  8,002  $ 21,714   $  6,609   $(18,714)     17,611
  Income taxes..........                                                 (5,941)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   11,670
                           ========  ========   ========   ========  ==========
Total assets............   $369,390  $479,272   $266,051   $122,444  $1,237,157
                           ========  ========   ========   ========  ==========
                                     Year Ended December 31, 1998
                          -----------------------------------------------------
                          Commercial  Retail   Real Estate
                           Banking   Banking     Lending    Other      Total
                          ---------- --------  ----------- --------  ----------
                                            (in thousands)
Net interest income
 after provision for
 loan loss..............   $  7,770  $ 26,545   $  6,212   $   (467) $   40,060
Other income............        180     3,356      1,801      2,845       8,182
Other expense...........     (1,845)  (10,874)    (1,731)   (18,344)    (32,794)
                           --------  --------   --------   --------  ----------
Contribution to overhead
 and profit.............   $  6,105  $ 19,027   $  6,282   $(15,966)     15,448
  Income taxes..........                                                 (5,247)
                           --------  --------   --------   --------  ----------
Net income..............                                             $   10,201
                           ========  ========   ========   ========  ==========
Total assets............   $275,756  $420,120   $206,286   $148,757  $1,050,919
                           ========  ========   ========   ========  ==========

17. Parent Company Financial Information

             Condensed Statement of Operations--Parent Company Only

                                                     Years ended December
                                                              31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
                                                        (in thousands)
Income
Interest on loans.................................. $    23  $    21  $    20
Interest on securities available for sale..........               57      376
Dividend from bank subsidiary......................   2,000
Interest-earning deposits:
  Unrelated banks..................................      13      128      154
  Other............................................      10                67
                                                    -------  -------  -------
    Total Income...................................   2,046      206      617
Expense
Compensation and employee benefits.................     348      318      (16)
Interest...........................................     436        1
Other..............................................     739      312      278
                                                    -------  -------  -------
    Total Expenses.................................   1,523      631      262
                                                    -------  -------  -------
Income (loss) before income tax benefit and equity
 in undistributed net income of subsidiary.........     523     (425)     355
Income tax expense (benefit).......................    (517)    (145)     100
                                                    -------  -------  -------
Income (loss) before equity in undistributed net
 income of subsidiary..............................   1,040     (280)     255
Equity in undistributed net income of subsidiary...   9,030   11,950    9,946
                                                    -------  -------  -------
Net Income......................................... $10,070  $11,670  $10,201
                                                    =======  =======  =======

                  Condensed Balance Sheet--Parent Company Only

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
Assets
Cash and due from subsidiary bank............................ $    301 $     32
Interest-earning deposits with unrelated banks...............      292      122
                                                              -------- --------
  Total cash and cash equivalents............................      593      154
Loans........................................................    1,016      360
Investment in bank subsidiary................................  117,155  100,637
Other assets.................................................    1,317    1,327
                                                              -------- --------
  Total Assets............................................... $120,081 $102,478
                                                              ======== ========
Liabilities and Shareholders' Equity
Borrowed funds............................................... $  4,500 $  3,000
Other liabilities............................................    1,758      264
                                                              -------- --------
  Total liabilities..........................................    6,258    3,264
Shareholders' equity.........................................  113,823   99,214
                                                              -------- --------
  Total Liabilities and Shareholders' Equity................. $120,081 $102,478
                                                              ======== ========

             Condensed Statement of Cash Flows--Parent Company Only

                                                    Years ended December 31,
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------  --------  -------
                                                         (in thousands)
Operating Activities
Net income........................................  $10,070  $ 11,670  $10,201
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Equity in undistributed earnings of subsidiary..   (9,030)  (11,950)  (9,946)
  Provision for depreciation and amortization.....       14        12       14
  Net changes in other assets and liabilities.....    1,490       129     (124)
                                                    -------  --------  -------
    Net cash provided (used) by operating
     activities...................................    2,544      (139)     145
Investing Activities
Purchase of securities available for sale.........                      (5,995)
Proceeds from maturities of securities available
 for sale.........................................              6,000    6,800
Loans originated or acquired, net of principal
 collected........................................     (656)
Contribution of capital--bank subsidiary, net.....   (5,000)  (12,980)
Other, net........................................             (1,050)       2
                                                    -------  --------  -------
  Net cash provided (used) by investing
   activities.....................................   (5,656)   (8,030)     807
Financing Activities
Proceeds from other borrowings....................    1,500     3,000
Tax benefits from exercise of stock options.......      378
Proceeds from issuance of common stock............    1,673     1,303      711
                                                    -------  --------  -------
  Net cash provided by financing activities.......    3,551     4,303      711
                                                    -------  --------  -------
    Increase (decrease) in cash and cash
     equivalents..................................      439    (3,866)   1,663
Cash and cash equivalents at beginning of period..      154     4,020    2,357
                                                    -------  --------  -------
  Cash and cash equivalents at end of period......  $   593  $    154  $ 4,020
                                                    =======  ========  =======

18. Summary of Quarterly Financial Information--Unaudited

Columbia Banking System, Inc.

   Quarterly financial information for the years ended December 31, 2000 and 1999 is summarized as follows:

                                  First  Second   Third  Fourth    Year Ended
2000                             Quarter Quarter Quarter Quarter  December 31,
----                             ------- ------- ------- -------  ------------
                                   (in thousands, except per share amounts)
Total interest income........... $24,813 $27,010 $28,348 $29,825    $109,996
Total interest expense..........  10,959  12,561  13,495  14,713      51,728
                                 ------- ------- ------- -------    --------
  Net interest income...........  13,854  14,449  14,853  15,112      58,268
Provision for loan losses.......     900     900     900   7,100       9,800
Noninterest income..............   2,593   2,907   3,018   3,069      11,587
Noninterest expense.............  10,823  11,284  11,305  11,341      44,753
                                 ------- ------- ------- -------    --------
  Income (loss) before income
   tax..........................   4,724   5,172   5,666    (260)     15,302
Provision for income tax........   1,628   1,781   1,947    (124)      5,232
                                 ------- ------- ------- -------    --------
Net income (Loss)............... $ 3,096 $ 3,391 $ 3,719 $  (136)   $ 10,070
                                 ======= ======= ======= =======    ========
Net income (Loss) per common
 share:
  Basic......................... $  0.27 $  0.29 $  0.32 $ (0.01)   $   0.86
  Diluted.......................    0.26    0.28    0.31   (0.01)       0.84
                                 ======= ======= ======= =======    ========
                                  First  Second   Third  Fourth    Year Ended
1999                             Quarter Quarter Quarter Quarter  December 31,
----                             ------- ------- ------- -------  ------------
                                   (in thousands, except per share amounts)
Total interest income........... $19,351 $20,173 $21,725 $23,103    $ 84,352
Total interest expense..........   8,057   8,363   8,859   9,564      34,843
                                 ------- ------- ------- -------    --------
  Net interest income...........  11,294  11,810  12,866  13,539      49,509
Provision for loan losses.......     600     600     600     600       2,400
Noninterest income..............   2,263   2,577   2,608   2,698      10,146
Noninterest expense.............   9,796   9,764   9,919  10,165      39,644
                                 ------- ------- ------- -------    --------
  Income before income tax......   3,161   4,023   4,955   5,472      17,611
Provision for income tax........   1,073   1,361   1,666   1,841       5,941
                                 ------- ------- ------- -------    --------
Net income...................... $ 2,088 $ 2,662 $ 3,289 $ 3,631    $ 11,670
                                 ======= ======= ======= =======    ========
Net income per common share:
  Basic......................... $  0.18 $  0.23 $  0.28 $  0.31    $   1.00
  Diluted.......................    0.17    0.22    0.28    0.30        0.98
                                 ======= ======= ======= =======    ========

                           FINANCIAL DATA SUPPLEMENT

             CONSOLIDATED FIVE-YEAR STATEMENTS OF OPERATIONS(1)

Columbia Banking System, Inc.

                                          Years ended December 31,
                             --------------------------------------------------
                                2000       1999       1998      1997     1996
                             ---------- ---------- ---------- -------- --------
                              (dollars in thousands, except per share amounts)
Interest Income:
Loans......................  $  102,838 $   77,807 $   66,858 $ 56,176 $ 43,240
Securities available for
 sale......................       5,650      5,619      4,696    3,800    2,360
Securities held to
 maturity..................         268        287        419      628      702
Deposits with banks........       1,240        639      1,654    1,457    1,583
                             ---------- ---------- ---------- -------- --------
  Total interest income....     109,996     84,352     73,627   62,061   47,885
Interest Expense:
Deposits...................      47,662     32,898     29,759   24,775   20,370
Federal Home Loan Bank
 advances..................       3,630      1,939      1,908    1,971    1,938
Other borrowings...........         436          6                  84      233
                             ---------- ---------- ---------- -------- --------
  Total interest expense...      51,728     34,843     31,667   26,830   22,541
                             ---------- ---------- ---------- -------- --------
Net Interest Income........      58,268     49,509     41,960   35,231   25,344
Provision for loan losses..       9,800      2,400      1,900    4,726    1,635
                             ---------- ---------- ---------- -------- --------
Net interest income after
 provision for loan
 losses....................      48,468     47,109     40,060   30,505   23,709
Noninterest income.........      11,587     10,146      8,182    7,106    4,785
Key man life insurance
 proceeds..................                                      3,518
Noninterest expense........      44,753     39,644     32,794   27,832   22,768
SAIF special assessment....                                                 612
Merger expenses............                                      1,234
                             ---------- ---------- ---------- -------- --------
Noninterest expense........      44,753     39,644     32,794   29,066   23,380
                             ---------- ---------- ---------- -------- --------
Income before income tax...      15,302     17,611     15,448   12,063    5,114
Provision for income tax...       5,232      5,941      5,247    2,788      479
                             ---------- ---------- ---------- -------- --------
Net Income.................  $   10,070 $   11,670 $   10,201 $  9,275 $  4,635
                             ========== ========== ========== ======== ========
Net Income Per Common
 Share:
  Basic....................  $     0.86 $     1.00 $     0.88 $   0.81 $   0.56
  Diluted..................        0.84       0.98       0.85     0.79     0.54
Average number of common
 shares outstanding
 (basic)...................      11,678     11,652     11,603   11,406    8,307
Average number of common
 shares outstanding
 (diluted).................      11,973     11,927     11,965   11,741    8,544
                             ========== ========== ========== ======== ========
Total assets at end of
 period....................  $1,496,495 $1,237,157 $1,059,919 $864,555 $706,448
Long-term obligations......       4,500      3,000     25,000   39,000   34,000
Cash dividends.............
                             ========== ========== ========== ======== ========

--------
(1) These unaudited schedules provide selected financial information concerning the Company which should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

              CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES
                           AND NET INTEREST REVENUE

Columbia Banking System, Inc.

                                      2000                          1999
                          ----------------------------  ----------------------------
                            Average            Average    Average            Average
                          Balances(1) Interest  Rate    Balances(1) Interest  Rate
                          ----------- -------- -------  ----------- -------- -------
                                           (dollars in thousands)
Interest-Earning Assets
Loans:
 Commercial business....  $  475,807  $45,280    9.52%  $  371,549  $32,338    8.70%
 Real estate(2):
  One- to four-family
   residential..........     108,063    9,389    8.69       90,233    7,437    8.24
  Five or more family
   residential and
   commercial
   properties...........     463,002   38,431    8.30      374,788   29,985    8.00
 Consumer...............     102,141    9,737    9.53       90,803    8,047    8.86
                          ----------  -------  ------   ----------  -------  ------
  Total loans...........   1,149,013  102,837    8.95      927,373   77,807    8.39
Securities(3)...........      97,585    6,152    6.30       99,149    6,085    6.14
Interest-earning
 deposits with banks....      19,118    1,240    6.49       13,106      639    4.87
                          ----------  -------  ------   ----------  -------  ------
  Total interest-earning
   assets...............   1,265,716  110,229    8.71    1,039,628   84,531    8.13
Noninterest-earning
 assets.................     109,884                        91,788
                          ----------                    ----------
  Total assets..........  $1,375,600                    $1,131,416
                          ==========                    ==========
Interest-Bearing
 Liabilities
Certificates of
 deposit................  $  543,558  $33,053    6.08%  $  388,445  $20,332    5.23%
Savings accounts........      46,722      937    2.01       45,478      936    2.06
Interest-bearing demand
 and money market
 accounts...............     399,561   13,672    3.42      376,079   11,630    3.09
                          ----------  -------  ------   ----------  -------  ------
  Total interest-bearing
   deposits.............     989,841   47,662    4.82      810,002   32,898    4.06
Federal Home Loan Bank
 advances...............      54,813    3,630    6.62       35,684    1,939    5.43
Other borrowings........       5,245      436    8.31          109        6    5.16
                          ----------  -------  ------   ----------  -------  ------
  Total interest-bearing
   liabilities..........   1,049,899   51,728    4.93      845,795   34,843    4.12
Demand and other
 noninterest-bearing
 deposits...............     207,812                       184,094
Other noninterest-
 bearing liabilities....      10,334                         6,809
Shareholders' equity....     107,555                        94,718
                          ----------                    ----------
  Total liabilities and
   shareholders'
   equity...............  $1,375,600                    $1,131,416
                          ==========                    ==========
  Net interest
   revenue(3)...........              $58,501                       $49,688
                                      =======                       =======
  Net interest spread...                         3.78%                         4.01%
                                               ======                        ======
  Net interest margin...                         4.62%                         4.78%
                                               ======                        ======
Average interest-earning
 assets to average
 interest-bearing
 liabilities............                       120.56%                       122.92%
                                               ======                        ======

--------
(1) Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.4 million in 2000, $962,000 in 1999, and $503,000 in 1998.

(2) Real estate average balances include real estate construction loans.

(3) Yields on fully taxable equivalent basis, based on a marginal tax rate of 35% for calendar year 2000, and 34% for all prior years presented.

               CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES
                     AND NET INTEREST REVENUE--(Continued)

Columbia Banking System, Inc.

                                                    1998                          1997                          1996
                                        ----------------------------  ----------------------------  ----------------------------
                                          Average            Average    Average            Average    Average            Average
                                        Balances(1) Interest  Rate    Balances(1) Interest  Rate    Balances(1) Interest  Rate
                                        ----------- -------- -------  ----------- -------- -------  ----------- -------- -------
                                                                        (dollars in thousands)
Interest-Earning Assets
Loans:
 Commercial business............         $307,174   $28,039    9.13%   $218,560   $20,172    9.23%   $158,460   $14,153    8.93%
 Real estate(2):
  One- to four-family
   residential..................           96,999     8,512    8.78     109,659    10,936    9.97     112,986    10,468    9.26
  Five or more family
   residential and commercial
   properties...................          264,314    23,008    8.70     217,412    18,727    8.61     144,340    13,473    9.33
 Consumer.......................           80,100     7,299    9.11      68,040     6,341    9.32      58,101     5,146    8.86
                                         --------   -------  ------    --------   -------  ------    --------   -------  ------
  Total loans...................          748,587    66,858    8.93     613,671    56,176    9.15     473,887    43,240    9.12
Securities(3)...................           83,657     5,221    6.24      71,424     4,513    6.32      51,056     3,126    6.12
Interest-earning deposits with banks..     30,949     1,654    5.35      26,389     1,456    5.52      29,998     1,583    5.28
                                         --------   -------  ------    --------   -------  ------    --------   -------  ------
  Total interest-earning
   assets.......................          863,193    73,733    8.54     711,484    62,145    8.73     554,941    47,949    8.64
Noninterest-earning assets......           76,081                        53,244                        40,311
                                         --------                      --------                      --------
  Total assets..................         $939,274                      $764,728                      $595,252
                                         ========                      ========                      ========
Interest-Bearing Liabilities
Certificates of deposit.........         $337,557   $18,917    5.60%   $282,899   $16,017    5.66%   $240,214   $13,771    5.73%
Savings accounts................           39,768       997    2.51      38,301     1,054    2.75      32,438       943    2.91
Interest-bearing demand and money
 market accounts................          287,007     9,845    3.43     223,514     7,704    3.45     160,020     5,656    3.53
                                         --------   -------  ------    --------   -------  ------    --------   -------  ------
  Total interest-bearing
   deposits.....................          664,332    29,759    4.48     544,714    24,775    4.55     432,672    20,370    4.71
Federal Home Loan Bank
 advances.......................           34,538     1,908    5.52      35,597     1,971    5.54      34,096     1,914    5.61
Other borrowings................                                          1,681        84    5.02       3,454       257    7.44
                                         --------   -------  ------    --------   -------  ------    --------   -------  ------
  Total interest-bearing
   liabilities..................          698,870    31,667    4.53     581,992    26,830    4.61     470,222    22,541    4.79
Demand and other noninterest-
 bearing deposits...............          149,353                       111,492                        74,940
Other noninterest-bearing
 liabilities....................            6,371                         6,860                         4,421
Shareholders' equity............           84,680                        64,384                        45,669
                                         --------                      --------                      --------
  Total liabilities and
   shareholders' equity.........         $939,274                      $764,728                      $595,252
                                         ========                      ========                      ========
  Net interest revenue(3).......                    $42,066                       $35,315                       $25,408
                                                    =======                       =======                       =======
  Net interest spread...........                               4.01%                         4.12%                         3.85%
                                                             ======                        ======                        ======
  Net interest margin...........                               4.87%                         4.96%                         4.58%
                                                             ======                        ======                        ======
Average interest-earning assets to
  average
 interest-bearing liabilities...                             123.51%                       122.25%                       118.02%
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

                            2000 Compared to 1999     1999 Compared to 1998
                             Increase (Decrease)       Increase (Decrease)
                                    Due to                    Due to
                            ------------------------ -------------------------
                            Volume    Rate    Total  Volume    Rate     Total
                            -------  ------  ------- -------  -------  -------
                                            (in thousands)
Interest Income(1)
Loans:
  Commercial business...... $ 9,710  $3,232  $12,942 $ 5,525  $(1,226) $ 4,299
  One- to four-family
   residential.............   1,532     420    1,952    (574)    (501)  (1,075)
  Five or more family
   residential and
   commercial properties...   7,286   1,160    8,446   8,652   (1,675)   6,977
  Consumer.................   1,052     638    1,690     942     (194)     748
                            -------  ------  ------- -------  -------  -------
    Total loans............  19,580   5,450   25,030  14,545   (3,596)  10,949
Securities.................     (92)    159       67     949      (85)     864
Interest-earning deposits
 with banks................     349     252      601    (881)    (134)  (1,015)
                            -------  ------  ------- -------  -------  -------
    Total interest revenue
     (TE).................. $19,837  $5,861  $25,698 $14,613  $(3,815) $10,798
                            =======  ======  ======= =======  =======  =======
Interest Expense
Deposits:
  Certificates of deposit.. $ 9,054  $3,667  $12,721 $ 2,517  $(1,102) $ 1,415
  Savings accounts.........      15     (14)       1     247     (308)     (61)
  Interest-bearing demand..     755   1,287    2,042   2,661     (876)   1,785
                            -------  ------  ------- -------  -------  -------
    Total interest on
     deposits..............   9,824   4,940   14,764   5,425   (2,286)   3,139
Federal Home Loan Bank
 advances..................   1,201     490    1,691      61      (30)      31
Other borrowings...........     425       5      430                6        6
                            -------  ------  ------- -------  -------  -------
    Total interest
     expense............... $11,450  $5,435  $16,885 $ 5,486  $(2,310) $ 3,176
                            =======  ======  ======= =======  =======  =======

   The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

--------
TE = Taxable Equivalent

(1) Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.4 million in 2000, $962,000 in 1999, and $503,000 in 1998.

Loan Maturities and Sensitivity to Changes in Interest Rates

   The following table presents, (i) the aggregate maturities of loans in each major reportable category named below of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year.

                                                    Maturing
                                  ---------------------------------------------
                                  Due Through   Over 1 but     Over 5
December 31, 2000                   1 Year    Through 5 Years  Years    Total
-----------------                 ----------- --------------- -------- --------
                                                 (in thousands)
Commercial business..............  $298,564      $133,531     $ 64,030 $496,125
Real estate construction.........    30,616        20,777       56,606  107,999
                                   --------      --------     -------- --------
  Total..........................  $329,180      $154,308     $120,636 $604,124
                                   ========      ========     ======== ========
Fixed rate loans.................                $ 80,647     $ 34,908 $115,555
Variable rate loans..............                  73,661       85,728  159,389
                                                 --------     -------- --------
  Total..........................                $154,308     $120,636 $274,944
                                                 ========     ======== ========

Average Deposit Liabilities

   The following table presents the average balances outstanding and weighted average interest rate for each major category of deposits:

                                          Years ended December 31,
                         ----------------------------------------------------------
                                 2000                1999               1998
                         -------------------- ------------------ ------------------
                          Average    Average  Average   Average  Average   Average
                          Balance   Rate Paid Balance  Rate Paid Balance  Rate Paid
                         ---------- --------- -------- --------- -------- ---------
                                           (dollars in thousands)
Interest-bearing demand
 and money market
 accounts............... $  399,561   3.42%   $376,079   3.09%   $287,007   3.43%
Savings accounts........     46,722   2.01      45,478   2.06      39,768   2.51
Certificates of
 deposit................    543,558   6.08     388,445   5.23     337,557   5.60
                         ----------   ----    --------   ----    --------   ----
  Total interest-bearing
   deposits.............    989,841   4.82     810,002   4.06     664,332   4.48
Demand and other
 noninterest-bearing....    207,812            184,094            149,353
                         ----------           --------           --------
  Total deposits........ $1,197,653           $994,096           $813,685
                         ==========           ========           ========

   The following table shows the amount and maturity of certificates of deposit that had balances of more than $100,000:

                                                                  December 31,
                                                                      2000
                                                                 --------------
                                                                 (in thousands)
     Remaining maturity
       3 months and under.......................................    $105,233
       Over 3 through 6 months..................................      51,441
       Over 6 through 12 months.................................      68,127
       Over 12 months...........................................      48,805
                                                                    --------
         Total..................................................    $273,606
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

Supervision and Regulation

   The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Federal Reserve Board ("FRB"). The Company's bank subsidiary is a Washington-state chartered commercial bank and is subject to examination, supervision, and regulation by the Washington State Department of Financial Institutions--Division of Banks ("Division"). The FDIC insures Columbia Bank's deposits and in that capacity also regulates the Bank.

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

   Congress enacted major federal financial institution legislation in 1999. Title I of the Gramm-Leach-Bliley Act, which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations. It is likely that the Company will utilize the new structure to accommodate an expansion of its products and services.

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

   Federal law imposes certain restrictions on transactions between the Company and any nonbank subsidiaries, on the one hand, and Columbia Bank on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as Columbia Bank, and to their non-bank affiliates, such as the Company.

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

                       EXECUTIVE OFFICERS AND EMPLOYEES

Executive Officers of the Company

   The following table sets forth certain information about the executive officers of the Company.

                                                                  Has Served as
                                                                  an Executive
                                                                   Officer of
                                                                   the Company
           Name           Age              Position                   Since
           ----           ---              --------               -------------
 J. James Gallagher(1)...  62 Director, Vice Chairman and Chief       1998
                               Executive Officer

 Melanie J. Dressel(2)...  48 Director, President and Chief           1997
                               Operating Officer--the Company;
                               President and Chief Executive
                               Officer--Columbia Bank

 H. R. Russell(3)........  46 Executive Vice President--Senior        1996
                               Credit Officer

 Evans Q. Whitney(4).....  57 Executive Vice President, Retail        1994
                                Banking

 Gary R. Schminkey(5)....  43 Executive Vice President and            1993
                               Chief Financial Officer

 Donald A. Andersen(6)...  55 Senior Vice President, Senior           1996
                               Loan Production Officer--
                               Columbia Bank

 Janet D. Hildebrand(7)..  52 Senior Vice President, Credit           1998
                               Administrator--Columbia Bank

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

(2) Ms. Dressel assumed the position of President and Chief Operating Officer of the Company and Chief Executive Officer of the Columbia Bank on January 1, 2000. Prior to that time and since July 1998, Ms. Dressel served Columbia Bank as President and Chief Operating Officer and, since May 1997, as Executive Vice President. Prior to that time and since June 1993, Ms. Dressel served Columbia Bank as Senior Vice President--Private Banking. Ms. Dressel also served as Executive Vice President of the Company since May 1997. She became a Director of the Company in 1998. Ms. Dressel served as Senior Vice President and directed the private banking division of Puget Sound National Bank for nearly five years and was employed by Bank of California for over 14 years.

(3) Mr. Russell joined Columbia Bank as Senior Vice President--Commercial Loans in October 1993. He was appointed Executive Vice President--Senior Credit Officer for Columbia Bank in May 1997. Mr. Russell was employed by Puget Sound National Bank and its successor institution for nearly 14 years, having served as Vice President--Commercial Loan Officer from 1991 to 1993.

(4) Mr. Whitney joined Columbia Bank as Senior Vice President--Human Resources in March 1993. In July 1998, Mr. Whitney was appointed Executive Vice President--Retail Banking--for Columbia Bank and the Company. Mr. Whitney was employed by PSB and Puget Sound National Bank for nearly 27 years, having served as Senior Vice President--Human Resources for PSB and Puget Sound National Bank from 1991 to 1993.

(5) Mr. Schminkey joined Columbia Bank as Vice President and Controller in March 1993. In 1994, he was appointed Senior Vice President--Chief Financial Officer of Columbia Bank and the Company and subsequently was appointed Executive Vice President--Chief Financial Officer in December 1998. Mr. Schminkey was employed by PSB, Puget Sound National Bank and its successor institution for nearly 10 years, having served from 1991 to 1993 as Assistant Vice President--Assistant Controller for PSB and during that same period as Vice President--Accounting and Finance for Puget Sound National Bank and its successor institution.

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

Employees

   At December 31, 2000, the Company had 513 full-time equivalent employees. The Company has placed a high priority on staff development. This development involves selective hiring and extensive training (including customer service training). New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis has been placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is satisfactory.

                          ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
Commission File Number 0-20288

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

   Disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Columbia's knowledge, in the definitive Proxy Statements incorporated by reference in
Part III of this Form 10-K, or any amendment if this Form 10-K.

   Certain information has been incorporated by reference as described herein into Part III of this report from Columbia's Proxy Statement dated April 2, 2001.

                        FORM 10-K CROSS REFERENCE INDEX

   This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2000 results. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated into the Form 10-K.

Form 10-K

                                                                        Proxy
                                                                      Statement
 Part and                                            Annual Report      Page
 Item No.                Caption                      Page Number      Number*
 --------                -------                  ------------------- ---------
 Part 1
 Item 1   Business.............................    1-5, 33 (Note 4),
                                                     42 (Note 12),
                                                  44 (Note 16), 51-56
 Item 2   Properties...........................       37 (Note 7)
 Item 3   Legal Proceedings....................      43 (Note 14)
 Item 4   Submission of Matters to a Vote of
           Security Holders....................     Not Applicable
 Part II
 Item 5   Market for the Registrant's Common
           Stock and Related Stockholder
           Matters.............................           24
 Item 6   Selected Financial Data..............            6
 Item 7   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.......................          7-23
 Item 7a  Quantitative and Qualitative
           Disclosures About Market Risk.......          18-20
 Item 8   Financial Statements and
           Supplementary Data..................   26-29, 49 (Note 18)
 Item 9   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure................     Not Applicable
 Part III
 Item 10  Directors and Executive Officers of
           the Registrant......................          47-48          5, 18
 Item 11  Executive Compensation*..............                           9
 Item 12  Security Ownership of Certain
           Beneficial Owners and Management....                           3
 Item 13  Certain Relationships and Related
           Transactions........................                          18
 Part IV
 Item 14  Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K..           60

--------
* The Compensation Committee Report on Executive Compensation, the Stock Performance Graph and the Audit Committee Report are not incorporated into this Form 10-K Annual Report on reference.

Exhibits and Reports on Form 8-K

 Exhibits:

   The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed with this Form 10-K Annual Report through incorporation by reference:

  .  Columbia's Restated Articles of Incorporation
  .  Columbia's Restated Bylaws
  . Material Contracts, including certain compensatory plans and agreements . Subsidiary of the Company
  . Powers of Attorney of Directors Devine, Dressel, Fabulich, Fine, Folsom, Gallagher, Halleran, Hulbert, Matson, Quoidbach, Rodman, Snyder, Weyerhaeuser, and Will.

   A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Columbia Banking System, Inc., Investor Relations, P.O. Box 2156, MS 8300, Tacoma, WA 98401-2156.

 Reports on Form 8-K:

   The Company did not file any current reports on Form 8-K with the SEC during the fourth quarter of fiscal 2000.

Independent Auditors

 Deloitte & Touche LLP

Transfer Agent and Registrar

 American Stock Transfer & Trust Company

Market Makers

 Dain Rauscher
 Herzog, Heine, Geduld, Inc.
 Hoefer & Arnett, Inc.
 Keefe, Bruyette & Woods, Inc.
 Ragen MacKenzie Inc.
 Ryan Beck & Co. Inc.

Regulatory and Securities Counsel

 Davis Wright Tremaine, LLP

Annual Meeting

 Sheraton Tacoma Hotel
 1320 Broadway Plaza
 Tacoma, Washington
 Tuesday, May 15, 2001
 1:00 p.m.

Stock Listing

 The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol: COLB.

Financial Information

 Columbia news and financial results are available through the Internet and mail.

     Internet: For information about Columbia, including news and financial results, product information and service locations, access our home page on the World Wide Web, at http://www.columbiabank.com. You can also view or retrieve copies of Columbia's financial reports on the Internet by connecting to http://www.sec.gov.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                          COLUMBIA BANKING SYSTEM, INC.
                                                    (Registrant)

                                                /s/ J. James Gallagher
                                          By __________________________________
                                                        J. James Gallagher
                                                     Vice Chairman and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2001.

                                          Principal Executive Officer:

                                                /s/ J. James Gallagher
                                          By __________________________________
                                                    J. James Gallagher
                                                     Vice Chairman and
                                                  Chief Executive Officer

                                          Principal Financial Officer:

                                                 /s/ Gary R. Schminkey
                                          -------------------------------------
                                                     Gary R. Schminkey
                                               Executive Vice President and
                                                  Chief Financial Officer

   J. James Gallagher, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2001 as attorney in fact for the following directors who constitute a majority of the Board.

       [Richard S. DeVine]                  [Thomas M. Hulbert]
       [Melanie J. Dressel]                 [Thomas L. Matson]
       [Jack Fabulich]                      [Robert E. Quoidbach]
       [Jonathan Fine]                      [Donald Rodman]
       [John P. Folsom]                     [Sidney R. Snyder]
       [J. James Gallagher]                 [William T. Weyerhaeuser]
       [John Halleran]                      [James M. Will]

   /s/ J. James Gallagher
-------------------------------------
     J. James Gallagher
      Attorney-in-fact

February 28, 2001

Columbia Banking System, Inc. Board of Directors

   Richard S. Devine                Melanie J. Dressel                     Jack Fabulich
   Chairman                         President and Chief Operating Officer  Honorary Chairman of Parker
   Raleigh, Schwarz & Powell, Inc.  Columbia Banking System, Inc.,         Paint Manufacturing, Inc.
   President                        President and Chief Executive Officer  Commissioner
   Chinook Resources, Inc.          Columbia Bank                          Port of Tacoma

   Jonathan Fine                    John P. Folsom                         J. James Gallagher
   Chief Executive Officer          President and                          Vice Chairman and Chief
   United Way of                    Chief Executive Officer                Executive Officer
   King County                      Raleigh, Schwarz & Powell, Inc.        Columbia Banking System. Inc.

   John A. Halleran                 Thomas M. Hulbert                      Thomas L. Matson
   Private Investor                 President and                          Owner and President
                                    Chief Executive Officer                Tom Matson Dodge, Inc.
                                    Winsor Corporation
                                    President & Chief Executive Officer
                                    Hulco, Inc.

   Robert E. Quoidbach*             Donald Rodman                          Sidney R. Snyder
   Private Investor                 Owner and                              Vice Chairman
                                    Executive Officer                      Pacific Financial Corporation
                                    Rodman Realty                          Washington State Senator
                                                                           Owner of Sid's Food Market

   William T. Weyerhaeuser**        James M. Will
   Chairman                         President
   Columbia Banking System, Inc.    Titus-Will Enterprises
   Clinical Psychologist
   Director
   Potlach Corporation

--------
 * Robert E. Quoidbach reached the age of 75 prior to the Annual Meeting of Shareholders to be held on May 15, 2001, and is retiring from the Board in accordance with the Company's Bylaws.
** On January 24, 2001, William T. Weyerhaeuser became Chairman of the Board.

  Branch Locations

     PIERCE COUNTY
1    MAIN OFFICE               2    ALLENMORE                 3    EDGEWOOD/MILTON
     1102 Broadway Plaza            1959 South Union               1250 Meridian E
     Tacoma, WA 98402               Tacoma, WA 98405               Milton, WA 98354
     (253) 305-1940                 (253) 627-6909                 (253) 952-6646
     Vicki Powers                   Robert Bruback                 Michael Butcher

4    FIFE                      5    FIRCREST                  6    GIG HARBOR
     5501 Pacific Hwy. E            2401 Mildred St. W             5303 Point Fosdick Dr. NW
     Fife, WA 98424                 Fircrest, WA 98466             Gig Harbor, WA 98335
     (253) 922-7870                 (253) 566-1172                 (253) 858-5105
     Doug Hedger                    Dan Patjens                    Chris Gullett

7    LAKEWOOD                  8    OLD TOWN                  9    176th & MERIDIAN
     6202 Mount Tacoma Dr. SW       2200 North 30th St.            17208 Meridian E
     Lakewood, WA 98499             Tacoma, WA 98403               Puyallup, WA 98373
     (253) 581-4232                 (253) 272-0412                 (253) 445-6748
     Jay Mayer                      Connie Nelson                  Alana Rouff

10   PUYALLUP                  11   SOUTH HILL MALL           12   SPANAWAY
     4220 S. Meridian               3500 S. Meridian               17502 Pacific Ave. S
     Puyallup, WA 98373             Suite 503                      Spanaway, WA 98387
     (253) 770-0770                 Puyallup, WA 98373             (253) 539-3094
     Stan Ausmus                    (253) 770-8161                 Joy Johnson
                                    Kathleen Knapper

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
     Monica Stevens                 Debra Hamilton                 Connie Pentecost

     KING COUNTY
16   AUBURN                    17   BELLEVUE                  18   BELLEVUE WAY
     25 16th St. NE                 777 108th Ave. NE              10350 NE 10th St.
     Auburn, WA 98002               Suite 100                      Bellevue, WA 98004
     (253) 939-9600                 Bellevue, WA 98004             (425) 452-7323
     Patty Osthus                   (425) 646-9696                 Barbara Graves
                                    Jeff Wemhoff

19   FEDERAL WAY               20   FOREST VILLA              21   KENT
     33370 Pacific Highway S        2749 Auburn Way S.             504 W. Meeker
     Federal Way, WA 98003          Auburn, WA 98002               Kent, WA 98032
     (253) 925-9323                 (253) 887-1186                 (253) 852-8400
     Mike Harris                    Lillian McGinnis               Shirley McGregor

                                    COWLITZ COUNTY
22   SOUTH AUBURN              23   COMMERCE                  24   30th AVENUE
     4101 A St. SE                  1338 Commerce Ave.             2207 30th Ave.
     Auburn, WA 98002               Longview, WA 98632             Longview, WA 98632
     (253) 939-9800                 (360) 636-9200                 (360) 423-8760
     Rod Clemmer                    Faith Pacheco                  Faith Pacheco

                                                                   KITSAP COUNTY
25   TRIANGE MALL              26   WOODLAND                  27   PORT ORCHARD
     620 A Triangle Mall            782 Goerig St.                 228 Bravo Terrace
     Longview, WA 98632             Woodland, WA 98674             Port Orchard, WA 98366
     (360) 501-5601                 (360) 225-9421                 (360) 876-8384
     Faith Pacheco                  Carol Rounds                   Rob Putas

     THURSTON COUNTY
28   WEST OLYMPIA
     2820 Harrison Ave
     Olympia, WA 98502
     (360) 375-5800
     Diane Avery

                               INDEX TO EXHIBITS

 Exhibit
   No.
 -------
   3.1   Amended and Restated Articles of Incorporation. (3)


   3.2   Restated Bylaws. (2)


   4.1   Specimen of common stock certificate. (5)


  10.1 Data processing servicing agreement dated May 3, 1993 between the Company and M&I Data Services. (1)


  10.2 Deferred Compensation Plan for directors and certain key employees effective September 22, 1999. (2)


  10.3   2000 Amended and Restated Stock Option Plan. (3)


  10.4   Amended and Restated Employee Stock Purchase Plan. (5)


  10.5   Office Lease, dated as of December 15, 1999, between the Company and
          Haub Brothers Enterprises Trust. (5)


  10.6   Amended Employment Agreement between the Bank, the Company and J.
          James Gallagher effective December 20, 2000. (5) (4)


  10.7   Amended Employment Agreement between the Bank, the Company and Melanie
          J. Dressel effective December 20, 2000. (5) (4)


  10.8   Employment Agreement between the Bank, the Company and Harald R.
          Russell effective December 20, 2000. (5) (4)


  10.9   Employment Agreement between the Bank, the Company and Evans Q.
          Whitney effective December 20, 2000. (5) (4)


  10.10  Form of Severance Agreement between the Company and each of Mr.
          Schminkey, Mr. Andersen and Ms. Hildebrand, effective December 20,
          2000. (5) (4)

  10.11  Form of Promissory Note issued by each of Mr. Gallagher, Ms. Dressel,
          Mr. Whitney and Mr. Russell to the Company in consideration of the Company's 2000 issuance of restricted stock. (5)

  10.12 Amended Restricted Stock Award Agreement between the Bank, the Company and J. James Gallagher effective July 1, 1998. (5)

  10.13  Restricted Stock Award Agreement between the Bank, the Company and
          Melanie J. Dressel effective January 28, 1998. (5)


  10.14  Restricted Stock Award Agreement between the Bank, the Company and
          Harald R. Russell effective January 28, 1998. (5)


  10.15  Restricted Stock Award Agreement between the Bank, the Company and
          Evans Q. Whitney effective January 28, 1998. (5)


  21     Subsidiary of the Company: Columbia State Bank.


  23     Consent of Deloitte & Touche, LLP. (5)


  24     Power of Attorney dated February 28, 2001. (5)

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4) This document is a management contract containing compensatory arrangements and is required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(5) Filed with this Annual Report on Form 10-K for the year ended December 31, 2000.