Form 10-Q
period 2001-03-31
COLUMBIA BANKING SYSTEM INC
filed 2001-05-14
CIK 887343

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2001.


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

          1301 "A" Street
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

                              1102 Broadway Plaza
                           Tacoma, Washington, 98402
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


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


                The number of shares of the issuer's Common Stock
                  outstanding at April 30, 2001 was 11,923,399

================================================================================

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Condensed unaudited Financial statements

         Consolidated Condensed Statements of Operations -
           three months ended March 31, 2001 and 2000                        2

         Consolidated Condensed Balance Sheets -
           March 31, 2001 and December 31, 2000                              3

         Consolidated Condensed Statements of Shareholders' Equity -
           twelve months ended December 31, 2000, and
           three months ended March 31, 2001                                 4

         Consolidated Condensed Statements of Cash Flows -
           three months ended March 31, 2001 and 2000                        5

         Notes to Consolidated Condensed Financial statements                6



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21




                          PART II -- OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K                                   22

         Signatures                                                         22

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
(IN THOUSANDS EXCEPT PER SHARE)                       2001              2000
---------------------------------------------       --------          --------

INTEREST INCOME
Loans                                               $ 26,358          $ 23,343
Securities available for sale                          1,477             1,389
Securities held to maturity                               68                64
Deposits with banks                                      744                17
---------------------------------------------       --------          --------
  Total interest income                               28,647            24,813

INTEREST EXPENSE
Deposits                                              13,574            10,009
Federal Home Loan Bank advances                          690               891
Other borrowings                                         114                59
---------------------------------------------       --------          --------
  Total interest expense                              14,378            10,959
---------------------------------------------       --------          --------

NET INTEREST INCOME                                   14,269            13,854
Provision for loan losses                                900               900
---------------------------------------------       --------          --------
  Net interest income after provision
     for loan losses                                  13,369            12,954

NONINTEREST INCOME
Service charges and other fees                         1,596             1,528
Mortgage banking                                         561               155
Merchant services fees                                   942               772
Loss on sale of investment securities, net               (23)
Other                                                    249               138
---------------------------------------------       --------          --------
  Total noninterest income                             3,325             2,593

NONINTEREST EXPENSE
Compensation and employee benefits                     6,429             5,574
Occupancy                                              1,621             1,591
Merchant processing                                      527               394
Advertising and promotion                                340               441
Data processing                                          462               529
Taxes, licenses & fees                                   546               428
Other                                                  2,007             1,866
---------------------------------------------       --------          --------
  Total noninterest expense                           11,932            10,823
---------------------------------------------       --------          --------
Income before income taxes                             4,762             4,724
Provision for income taxes                             1,633             1,628
---------------------------------------------       --------          --------
NET INCOME                                          $  3,129          $  3,096
=============================================       ========          ========

Net income per common share:
  Basic                                             $   0.27          $   0.27
  Diluted                                               0.26              0.26
Average number of common
  shares outstanding                                  11,763            11,553
Average number of diluted common
  shares outstanding                                  11,870            11,893


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)
                                                     March 31,      December 31,
(IN THOUSANDS)                                         2001             2000
---------------------------------------------       ----------       ----------
ASSETS
Cash and due from banks                             $   62,823       $   72,292
Interest-earning deposits with banks                    20,617           48,153
---------------------------------------------       ----------       ----------
  Total cash and cash equivalents                       83,440          120,445


Securities available for sale (at fair value)           86,421          103,287
Securities held to maturity (fair value of
  $7,468 and $7,501 respectively)                        7,335            7,435
Federal Home Loan Bank stock                             8,676            8,539

Loans held for sale                                     38,666           14,843
Loans, net of unearned income                        1,211,100        1,192,520
  Less: allowance for loan losses                       18,958           18,791
---------------------------------------------       ----------       ----------
  Loans, net                                         1,192,142        1,173,729

Interest receivable                                      8,705           10,306
Premises and equipment, net                             49,129           48,357
Real estate owned                                        1,291            1,291
Other                                                    8,066            8,263
---------------------------------------------       ----------       ----------
Total Assets                                        $1,483,871       $1,496,495
=============================================       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                 $  231,013       $  232,247
Interest-bearing                                     1,073,429        1,094,776
---------------------------------------------       ----------       ----------
  Total deposits                                     1,304,442        1,327,023

Federal Home Loan Bank advances                         40,000           40,000
Other borrowings                                         8,000            4,500
Other liabilities                                       13,075           11,149
---------------------------------------------       ----------       ----------
  Total liabilities                                  1,365,517        1,382,672


Shareholders' equity:
  Preferred stock (no par value)
    Authorized, 2 million shares; none outstanding


                            March 31,   December 31,
  Common stock                2001          2000
  (no par value)           ----------    ----------
    Authorized shares          51,975        51,975
    Issued and outstanding     11,898        11,867     93,080           92,673
  Retained earnings                                     24,778           21,649
  Accumulated other comprehensive income (loss) -
    Unrealized gains (losses) on securities
    available for sale, net of tax                         496             (499)
---------------------------------------------       ----------       ----------
    Total shareholders' equity                         118,354          113,823
---------------------------------------------       ----------       ----------
Total Liabilities and Shareholders' Equity          $1,483,871       $1,496,495
=============================================       ==========       ==========


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                       Common stock                       Accumulated
                                                  ----------------------                     Other           Total
                                                  Number of                 Retained     Comprehensive    Shareholders'
(IN THOUSANDS)                                     Shares        Amount     Earnings     Income (Loss)       Equity
----------------------------------------------    ---------    ---------    ---------    -------------    -------------
BALANCE AT JANUARY 1, 2000                           10,603    $  78,285    $  23,916        $  (2,987)      $   99,214

  Comprehensive income:
    Net income for 1999                                                        10,070
    Change in unrealized gains and
    (losses) on securities available
    for sale, net of tax of $1,295                                                               2,488


    Total comprehensive income                                                                                   12,558
  Issuance of stock under stock option and
    other plans                                         203        1,673                                          1,673
  Tax benefits from exercise of stock options
                                                                     378                                            378
  Issuance of shares of common stock--
    5% stock dividend                                 1,061       12,337      (12,337)
----------------------------------------------    ---------    ---------    ---------    -------------    -------------
BALANCE AT DECEMBER 31, 2000                         11,867       92,673       21,649             (499)         113,823
----------------------------------------------    ---------    ---------    ---------    -------------    -------------

  Comprehensive income:
    Net income for 2000                                                         3,129
    Change in unrealized gains and
    (losses) on securities available
    for sale, net of tax of $536                                                                   995
    Total comprehensive income                                                                                    4,124
  Issuance of stock under stock option and
    other plans                                          31          407                                            407
----------------------------------------------    ---------    ---------    ---------    -------------    -------------
BALANCE AT MARCH 31, 2001                            11,898    $  93,080    $  24,778        $     496       $  118,354
==============================================    =========    =========    =========    =============    =============











See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
(IN THOUSANDS)                                                                    2001          2000
---------------------------------------------------------------------------     ---------     ---------
OPERATING ACTIVITIES
  Net income                                                                    $   3,129     $   3,096
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                       900           900
      Depreciation and amortization                                                   297           480
      Deferred income tax (benefit) expense                                           432          (111)
      Net realized (gains) losses on sale of assets                                    16            (1)
      Increase in loans held for sale                                             (23,823)       (1,745)
      Decrease in interest receivable                                               1,601            13
      Net changes in other assets and liabilities                                   1,221         2,987
---------------------------------------------------------------------------     ---------     ---------
         Net cash provided (used) by operating activities                         (16,227)        5,619

INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                             46,712
  Proceeds from maturities of securities available for sale                        14,586            11
  Purchases of securities available for sale                                      (29,277)
  Proceeds from maturities of mortgage-backed securities available for sale           136           130
  Purchase of mortgage-backed securities available for sale                       (13,761)
  Proceeds from maturities of  securities held to maturity                            100           280
  Purchases of  securities held to maturity                                                        (291)
  Purchases of Federal Home Loan Bank stock                                          (137)       (1,291)
  Loans originated and acquired, net of principal collected                       (18,841)      (53,675)
  Purchases of premises and equipment                                              (1,630)       (8,869)
  Other, net                                                                            8             6
---------------------------------------------------------------------------     ---------     ---------
         Net cash used by investing activities                                     (2,104)      (63,627)

FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                             (22,581)      142,598
  Net increase in long-term borrowings                                              3,500         3,500
  Net decrease in Federal Home Loan Bank advances                                               (69,300)
  Proceeds from issuance of common stock, net                                         407           172
---------------------------------------------------------------------------     ---------     ---------
      Net cash provided by financing activities                                   (18,674)       76,970
---------------------------------------------------------------------------     ---------     ---------
      Increase (decrease) in cash and cash equivalents                            (37,005)       18,962
      Cash and cash equivalents at beginning of period                            120,445        43,197
---------------------------------------------------------------------------     ---------     ---------
      Cash and cash equivalents at end of period                                $  83,440     $  62,159
===========================================================================     =========     =========
Supplemental information:
  Cash paid for interest                                                        $  14,005     $   8,711
  Cash paid for income taxes                                                        1,600         1,940

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

1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding diluted earnings per share of 107,000 and 340,000 for the three months ended March 31, 2001 and 2000, respectively.

3.  BUSINESS SEGMENT INFORMATION

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

Financial highlights by lines of business:

CONDENSED STATEMENTS OF OPERATIONS:


                                                       THREE MONTHS ENDED MARCH 31, 2001

                                       Commercial      Retail      Real Estate
(IN THOUSANDS)                          Banking        Banking       Lending       Other         Total
-----------------------------------    ----------    ----------    ----------    ----------    ----------
Net interest income after
provision for loan losses              $    2,744    $    8,979    $    2,450    $     (804)   $   13,369
Other income                                  146         1,115           576         1,488         3,325
Other expense                                (670)       (4,899)         (540)       (5,823)      (11,932)
-----------------------------------    ----------    ----------    ----------    ----------    ----------
Contribution to overhead and profit    $    2,220    $    5,195    $    2,486    $   (5,139)        4,762
    Income taxes                                                                                   (1,633)
-----------------------------------    ----------    ----------    ----------    ----------    ----------
Net income                                                                                     $    3,129
===================================    ==========    ==========    ==========    ==========    ==========
Total assets                           $  332,595    $  647,622    $  349,704    $  153,950    $1,483,871
===================================    ==========    ==========    ==========    ==========    ==========




                                                       THREE MONTHS ENDED MARCH 31, 2000

                                       Commercial      Retail      Real Estate
(IN THOUSANDS)                           Banking       Banking       Lending       Other         Total
-----------------------------------    ----------    ----------    ----------    ----------    ----------
Net interest income after
provision for loan losses              $    2,479    $    9,629    $    1,559    $     (713)   $   12,954
Other income                                  155         1,016           157         1,265         2,593
Other expense                                (629)       (3,489)         (530)       (6,175)      (10,823)
-----------------------------------    ----------    ----------    ----------    ----------    ----------
Contribution to overhead and profit    $    2,005    $    7,156    $    1,186    $   (5,623)        4,724
    Income taxes                                                                                   (1,628)
-----------------------------------    ----------    ----------    ----------    ----------    ----------
Net income                                                                                     $    3,096
===================================    ==========    ==========    ==========    ==========    ==========
Total assets                           $  352,463    $  555,758    $  278,835    $  133,130    $1,320,186
===================================    ==========    ==========    ==========    ==========    ==========

4.  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify specific areas causing difficulties in implementation. The Company has not historically engaged in any hedging activities, and does not anticipate that it will enter into any transaction that will qualify for hedge accounting as defined by SFAS 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 effective on January 1, 2001. The adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

THIS FORM 10-Q INCLUDES FORWARD LOOKING STATEMENTS, WHICH MANAGEMENT BELIEVES ARE A BENEFIT TO SHAREHOLDERS. THESE FORWARD LOOKING STATEMENTS DESCRIBE COLUMBIA'S MANAGEMENT'S EXPECTATIONS REGARDING FUTURE EVENTS AND DEVELOPMENTS SUCH AS FUTURE OPERATING RESULTS, GROWTH IN LOANS AND DEPOSITS, CONTINUED SUCCESS OF COLUMBIA'S STYLE OF BANKING AND THE STRENGTH OF THE LOCAL ECONOMY. THE WORDS "WILL," "BELIEVE," "EXPECT," "SHOULD," AND "ANTICIPATE" AND WORDS OF SIMILAR CONSTRUCTION ARE INTENDED IN PART TO HELP IDENTIFY FORWARD LOOKING STATEMENTS. FUTURE EVENTS ARE DIFFICULT TO PREDICT, AND THE EXPECTATIONS DESCRIBED ABOVE ARE NECESSARILY SUBJECT TO RISK AND UNCERTAINTY THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY. IN ADDITION TO DISCUSSIONS ABOUT RISKS AND UNCERTAINTIES SET FORTH FROM TIME TO TIME IN COLUMBIA'S FILINGS WITH THE SEC, FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) LOCAL AND NATIONAL GENERAL AND ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED OR HAVE A MORE DIRECT AND PRONOUNCED EFFECT ON COLUMBIA THAN EXPECTED AND ADVERSELY AFFECT COLUMBIA'S ABILITY TO CONTINUE ITS INTERNAL GROWTH AT HISTORICAL RATES AND MAINTAIN THE QUALITY OF ITS EARNING ASSETS; (2) CHANGES IN INTEREST RATES REDUCE INTEREST MARGINS MORE THAN EXPECTED AND NEGATIVELY AFFECT FUNDING SOURCES; (3) PROJECTED BUSINESS INCREASES FOLLOWING STRATEGIC EXPANSION OR OPENING OR ACQUIRING NEW BRANCHES ARE LOWER THAN EXPECTED; (4) COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF ACQUISITIONS ARE GREATER THAN EXPECTED; (5) COMPETITIVE PRESSURE AMONG FINANCIAL INSTITUTIONS INCREASES SIGNIFICANTLY; (6) LEGISLATION OR REGULATORY REQUIREMENTS OR CHANGES ADVERSELY AFFECT THE BUSINESSES IN WHICH COLUMBIA IS ENGAGED.

OVERVIEW

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

                                   At/For Year Ended      Five Year Compounded
(DOLLARS IN THOUSANDS)             December 31, 2000       Annual Growth Rate
----------------------             -----------------       ------------------
Net Income                           $    10,070                  22%
Assets                                 1,496,495                  24
Loans                                  1,192,520                  23
Deposits                               1,327,023                  24

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

The Company has 28 branches, 15 in Pierce County, 7 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from 4 branches primarily through internal growth. In February 2001, construction was completed on a permanent West Olympia facility.

During the first quarter of 2001, the Company continued its planned expansion in the King County market. In the second quarter of 2001, the Company expects to open a private banking and commercial banking office in downtown Seattle, continue it's expansion in Bellevue, and open a retail office in Issaquah. Later this year, the Company expects to open an office in Redmond.

In addition to the King County expansion, the Company continues to expand in it's traditional market areas. Construction is underway for Pierce County branches at 84th & Pacific and 11th & Martin Luther King Way in Tacoma; and a Bonney Lake facility is targeted for completion this summer. The Company is in the process of moving it's headquarters to a new building at 13th & A Streets in downtown Tacoma. As the named tenant, the building will provide excellent visibility and additional space to accommodate growth, as well as demonstrating the Company's commitment to revitalizing the communities it serves. New branches normally do not contribute to net income for many months after opening.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial service options. Also, new technology and services are reviewed for business development and cost saving purposes. During 2000, the Company introduced its new online banking service Columbia On-Line (TM). Customers are able to conduct a full range of services on a real time basis, including, balance inquiries, transfers, bill paying, loan information, and check image viewing. This online service has also enhanced the delivery of cash management services to its commercial customers.

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

Net income for the first quarter of 2001 was $3.1 million, or $0.26 per diluted share, unchanged compared to $3.1 million, or $0.26 per diluted share, for the first quarter of 2000. During the quarter total revenue (net interest income plus noninterest income), increased $1.1 million, or 7.0% from the first quarter of 2000, while noninterest expense increased $1.1 million, or 10.2% compared with the first quarter of 2000.

NET INTEREST INCOME

Net interest income for the first quarter of 2001 increased 3% to $14.3 million, from $13.9 million in the first quarter of 2000. The increase in net interest income was largely due to the overall growth of the Company and was negatively impacted by increased costs of deposits and other liabilities. During the first quarter of 2001 interest rates decreased dramatically as the "prime rate" declined 150 basis points. As a result, the Company's loan yields, approximately 40% of which adjust immediately with a change in the prime rate, decreased rapidly. Additionally, in the third and fourth quarters of 2000,competition for deposits to fund loan demand placed upward pressure on the cost of deposits and borrowings, thus increasing the Company's cost of funding. Since reductions in deposit and other funding costs lag reductions in interest-earning asset yields, when interest rates declined during the first quarter of 2001, the yield on interest-earning assets declined faster than the recently increased cost of interest-bearing liabilities. During the first quarter of 2001, the Company took steps to lower its cost of deposits. The effect of these adjustments will lag the effect of reduced loan yields.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.24% in the first quarter of 2001 from 4.75% in the first quarter of 2000. Average interest-earning assets increased to $1.4 billion, or 17%, during the first quarter of 2001, compared with $1.2 billion for the same period in 2000. The average yield on interest-earning assets was relatively unchanged at 8.48% during the first quarter of 2001 compared with 8.49% during the same period of 2000. In comparison, average interest-bearing liabilities increased to $1.1 billion, or 17%, and the average cost of interest-bearing liabilities increased 61 basis points to 5.13% during the first quarter of 2001 from 4.52% in the same period of 2000.

In comparison with the fourth quarter of 2000, net interest income for the first quarter 2001 decreased 6% to $14.3 million, from $15.1 million. The decrease in net interest income was due to the rapid decrease in interest rates during the first quarter of 2001. The net interest margin decreased to 4.24% in the first quarter of 2001 from 4.44% in the fourth quarter of 2000. Average interest-earning assets increased $15.8 million, or 1%, to $1.4 billion compared with the fourth quarter of 2000. The average yield on interest-earning assets decreased 27 basis points to 8.48% from 8.75% in the fourth quarter of 2000. During the first quarter, average interest bearing liabilities increased $10.5 million, or 1%, to $1.1 billion compared with the fourth quarter of 2000. The average cost of interest-bearing liabilities decreased 7 basis points to 5.13% during the first quarter of 2001 compared with 5.20% in the fourth quarter of 2000.

LOOKING FORWARD
The additional decline in short term interest rates by 50 basis points in April 2001, and expected further reductions, will continue to reduce the Company's net interest margin in the short term. Management currently expects that the rate environment will impact earnings. As a result, management expects that the Company's 2001 earnings will be in the range of $1.20 - $1.24 per share.


CONSOLIDATED AVERAGE BALANCES--NET CHANGES
COLUMBIA BANKING SYSTEM, INC.               Three Months Ended        Increase
                                                 March 31,           (Decrease)
(IN THOUSANDS)                              2001          2000         Amount
--------------------------------------   ----------    ----------    ----------
ASSETS
Loans                                    $1,216,685    $1,081,735    $  134,950
Securities                                  103,904        95,392         8,512
Interest-earning deposits with banks         53,535         1,111        52,424
--------------------------------------   ----------    ----------    ----------
    Total interest-earning assets         1,374,124     1,178,238       195,886

Noninterest-earning assets                  110,240        98,724        11,516
--------------------------------------   ----------    ----------    ----------
    Total assets                         $1,484,364    $1,276,962    $  207,402
======================================   ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits                $1,090,317    $  912,310    $  178,007
Federal Home Loan Bank advances              40,000        59,434       (19,434)
Other borrowings                              6,039         3,077         2,962
--------------------------------------   ----------    ----------    ----------
    Total interest-bearing liabilities    1,136,356       974,821       161,535

Noninterest-bearing deposits                219,379       191,959        27,420
Other noninterest-bearing liabilities        11,959         8,832         3,127
Shareholders' equity                        116,670       101,350        15,320
--------------------------------------   ----------    ----------    ----------
    Total liabilities and                $1,484,364    $1,276,962    $  207,402
      shareholders' equity
======================================   ==========    ==========    ==========


NONINTEREST INCOME

Noninterest income increased $732,000, or 28% in the first quarter of 2001, compared with the same period in 2000. Increases during the first quarter of 2001 were primarily centered in mortgage banking operations, and merchant services income. Mortgage banking income has been favorably impacted by increased residential mortgage originations due to the effect of lower long-term interest rates. Increases in merchant services income is due to the overall growth of the Company. Noninterest income increased 17% from the fourth quarter of 2000 to the first quarter of 2001. During the first quarter of 2001, the Company recorded a net loss on sale of investment securities of $23,000.

NONINTEREST EXPENSE

Total noninterest expense increased $1.1 million, or 10%, for the first quarter of 2001, compared with the same periods in 2000. The increase was primarily due to personnel costs associated with the Company's expansion as well as merchant services, taxes and licenses, and other expenses. The personnel cost increases reflect significant hiring in the fourth quarter of 2000 and the first quarter 2001, of experienced bankers in connection with the Company's King County expansion. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 67.7% for the first quarter of 2001, compared to 65.8% for the same period in 2000.

INCOME TAXES

The Company recorded income tax provisions of $1.6 million for each of the quarters ending March 31, 2001 and 2000.

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

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                           March 31,      % of      December 31,    % of
(IN THOUSANDS)                               2001         Total        2000         Total
---------------------------------------   ----------   ----------   ----------   ----------
Commercial business                       $  506,428      41.8%     $  496,125      41.6%
Real estate:
   One-to four-family residential             55,307       4.6          55,922       4.7
   Five or more family residential
     and commercial properties               437,294      36.1         428,884      36.0
---------------------------------------   ----------   ----------   ----------   ----------
        Total real estate                    492,601      40.7         484,806      40.7
Real estate construction:
   One-to four-family residential             31,020       2.5          33,548       2.8
   Five or more family residential
     and commercial properties                78,293       6.5          74,451       6.3
---------------------------------------   ----------   ----------   ----------   ----------
        Total real estate construction       109,313       9.0         107,999       9.1
Consumer                                     105,665       8.7         106,633       8.9
---------------------------------------   ----------   ----------   ----------   ----------
     Sub-total loans                       1,214,007     100.2       1,195,563     100.3
Less: Deferred loan fees                      (2,907)     (0.2)         (3,043)     (0.3)
---------------------------------------   ----------   ----------   ----------   ----------
     Total loans                          $1,211,100     100.0%     $1,195,520     100.0%
=======================================   ==========   ==========   ==========   ==========
Loans held for sale                       $   38,666                $   14,843
=======================================   ==========   ==========   ==========   ==========

Total loans (excluding loans held for sale) at March 31, 2001, increased $15.6 million, or 1.3%, to $1.2 billion from year-end 2000. Commercial business loans and five or more family residential and commercial properties were the categories contributing a majority of the increase.

COMMERCIAL LOANS: Commercial loans increased $10.3 million, or 2.1%, to $506.4 million from year-end 2000, representing 41.8% of total loans compared with 41.6% of total loans at December 31, 2000. Management is committed to providing competitive commercial lending in the Company's primary market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

REAL ESTATE LOANS: Residential one- to four-family loans decreased $615,000 to $55.3 million at March 31, 2001, representing 4.6% of total loans, compared with $55.9 million, or 4.7% of total loans at December 31, 2000. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied. The loan amounts may not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased $8.4 million, or 2.0%, to $437.3 million at March 31, 2001, representing 36.1% of total loans, from $428.9 million, or 36.0% of total loans at December 31, 2000. The increase in multi-family and commercial real estate lending during 2000 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

REAL ESTATE CONSTRUCTION LOANS: The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased $2.5 million to $31.0 million at March 31, 2001, representing 2.5% of total loans, from $33.5 million, or 2.8% of total loans at December 31, 2000. Multi-family and commercial real estate construction loans increased $3.8 million to $78.3 million at March 31, 2001, representing 6.5% of total loans, from $74.5 million, or 6.3% of total loans at December 31, 2000.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

CONSUMER LOANS: At March 31, 2001, the Company had $105.7 million of consumer loans outstanding, representing 8.7% of total loans, as compared with $106.6 million, or 8.9% of total loans, at December 31, 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:
                                                     March 31,    December 31,
(IN THOUSANDS)                                         2001          2000
----------------------------------------------       --------      --------
Nonaccrual:
  One-to four-family residential                     $    149      $    410
  Commercial real estate                                  518           698
  Commercial business                                  10,756        11,091
  Consumer                                                180           307
----------------------------------------------       --------      --------
     Total                                             11,603        12,506

Restructured:
  One-to four-family residential construction           1,774         1,136
  Commercial business
----------------------------------------------       --------      --------
     Total                                              1,774         1,136

----------------------------------------------       --------      --------
     Total nonperforming loans                       $ 13,377      $ 13,642
==============================================       ========      ========

Real estate owned                                    $  1,291      $  1,291
----------------------------------------------       --------      --------
Total nonperforming assets                           $ 14,668      $ 14,933
==============================================       ========      ========

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

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. In the fourth quarter 2000, deterioration of a single large credit relationship with a principal amount of $8.0 million caused the Company to place the loan on nonaccrual and include it in impaired loans. Based on information currently known to the Company, management believes that additional collateral being obtained to support the loan may reduce the Company's loss exposure. Substantially, all nonperforming loans are to borrowers within the State of Washington.

Nonperforming loans were $13.4 million, or 1.10% of total loans (excluding loans held for sale) at March 31, 2001, compared to $13.6 million, or 1.14% of total loans at December 31, 2000.

Restructured loans increased to $1.8 million at March 31, 2001, from $1.1 million, at December 31, 2000.

Real estate owned, which is comprised of foreclosed real estate loans, was unchanged at March 31, 2001, from its balance of $1.3 million at December 31, 2000. During the first three months of 2001, there were no REO transactions. At March 31, 2001, REO consisted of three foreclosed properties.

Total nonperforming assets totaled $14.7 million, or 0.99% of period-end assets at March 31, 2001, compared to $14.9 million, or 1.00% of period-end assets at December 31, 2000.

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

At March 31, 2001, the Company's allowance for loan losses was $19.0 million, or 1.57% of the total loans (excluding loans held for sale), and 141.7% of nonperforming loans. This compares with an allowance of $18.8 million, or 1.58% of the total loan portfolio, and 137.7% of nonperforming loans, at December 31, 2000.

In the fourth quarter 2000, the Company took an additional loan loss provision of $6.0 million to increase its allowance for loan losses to reflect the deterioration of a single substantial credit relationship. As a result of the deterioration of this single relationship, the Company undertook a comprehensive review of the process currently in place to detect and react to other potential loan portfolio deterioration. Based on that review, management is confident that the problems with the single loan are not symptomatic of other similar problems in the loan portfolio. In addition, management has retained the Secura Group, a nationally recognized firm with expertise in commercial loan credit review, to conduct an independent assessment of the Company's loan and collateral monitoring procedures. The additional $6.0 million provision to the allowance for loan losses was set aside to provide against the loss that may result from the loan, and to further protect against pressures that might arise from a slowing economy.

Net loan charge-offs amounted to $733,000 for the first three months of 2001 compared with net loan recoveries of $30,000 for the same period in 2000. During the first three months of 2001, the Company set aside $900,000 of provisions for loan losses as unchanged from $900,000 for the same period in 2000.

Management anticipates that continued growth of the loan portfolio and a slowing of growth in the local economy will require continued additions to the allowance for loan losses during the year 2001.

The following table provides an analysis of net losses by loan type at the dates indicated:


                                                     Three Months Ended
                                                          March 31,
(IN THOUSANDS)                                       2001           2000
---------------------------------------------     ----------     ----------
Beginning balance                                 $   18,791     $    9,967
Charge-offs:
  One-to-four family residential construction
  Commercial business                                   (798)          (187)
  Consumer                                                (7)           (59)
---------------------------------------------     ----------     ----------
     Total charge-offs                                  (805)          (246)
Recoveries:
  Commercial business                                     62            266
  Consumer                                                10             10
---------------------------------------------     ----------     ----------
     Total recoveries                                     72            276
---------------------------------------------     ----------     ----------
Net (charge-offs) recoveries                            (733)            30

Provision charged to expense                             900            900
---------------------------------------------     ----------     ----------
Ending balance                                    $   18,958     $   10,897
=============================================     ==========     ==========

LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits, advances from the Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

DEPOSIT ACTIVITIES

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits decreased $22.6 million, or 1.7%, to $1.304 billion at March 31, 2001 from $1.327 billion at December 31, 2000. The decrease was primarily centered in certificates of deposit balances, as the Company reduced the rates of interest offered on the certificates. Average core deposits (demand deposit, savings, and money market accounts) increased to $691.5 million, or 1.03%, during the first quarter of 2001, from $684.5 million during the fourth quarter ending December 31, 2000.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 2000, and management anticipates continued use of such deposits to fund increasing loan demand. At March 31, 2001, brokered and other wholesale deposits (excluding public deposits) totaled $40.2 million, or 3.1% of total deposits, compared with $53.0 million, or 4% of total deposits at December 31, 2000. The brokered deposits have varied maturities up to 5 years.

BORROWINGS

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At March 31, 2001, the Company had short-term advances of $40.0 million unchanged from the balance at December 31, 2000. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to the prime rate and at March 31, 2001, the balance outstanding was $8.0 million compared with a balance of $4.5 million at December 31, 2000. In the event of the discontinuance of the line by either party, the Company has up to two years to repay the debt.

CAPITAL

Shareholders' equity at March 31, 2001, was $118.4 million compared with $113.8 million at December 31, 2000. The increase is due primarily to net income of $3.1 million during the first three months of 2001. Shareholders' equity was 7.98% and 7.61% of total period-end assets at March 31, 2000, and December 31, 2000, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2001, the Company's leverage ratio was 7.94%, compared with 7.77% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 8.70% and 9.65%, respectively, at March 31, 2001, compared with 8.58% and 9.54%, respectively, at December 31, 2000.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at March 31, 2001. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2001, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2000.

PART II  -  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               10 Data processing servicing agreement dated January 1, 2001 between the Company and Metavante Corporation.



         (b)   Reports on Form 8-K
               None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COLUMBIA BANKING SYSTEM, INC.
                                            (Registrant)



Date   May 14, 2001                         By  /s/ J. James Gallagher
     ----------------                           ------------------------------
                                                J. James Gallagher
                                                Vice Chairman and
                                                Chief Executive Officer




Date   May 14, 2001                         By  /s/ Gary R. Schminkey
     ----------------                           ------------------------------
                                                Gary R. Schminkey
                                                Executive Vice President and
                                                Chief Financial Officer