Form 10-Q
period 2001-06-30
COLUMBIA BANKING SYSTEM INC
filed 2001-08-13
CIK 887343

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ____________.

Commission File Number 0-20288
                       -------

                          COLUMBIA BANKING SYSTEM, INC.
                          -----------------------------
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

                               1102 Broadway Plaza
                            Tacoma, Washington 98402
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No   [ ]

        The number of shares of the issuer's Common Stock outstanding at
                          July 31, 2001 was 13,130,121
================================================================================

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

                                                                           Page
Item 1.  Condensed unaudited Financial statements

           Consolidated Condensed Statements of Operations - three
             months and six months ended June 30, 2001 and 2000               2

           Consolidated Condensed Balance Sheets - June 30, 2001
            and December 31, 2000                                             3

           Consolidated Condensed Statements of Shareholders' Equity -
             twelve months ended December 31, 2000, and
             six months ended June 30, 2001                                   4

           Consolidated Condensed Statements of Cash Flows -
             six months ended June 30, 2001 and 2000                          5

           Notes to Consolidated Condensed Financial statements               6



Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          21


                          PART II -- OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders                 22

Item 6.  Exhibits and reports on Form 8-K                                    22

         Signatures                                                          23

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Columbia Banking System, Inc.
(Unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
(in thousands except per share)             2001          2000          2001          2000
----------------------------------------------------------------------------------------------
Interest Income
Loans                                   $     25,534  $     25,516  $     51,892  $     48,859
Securities available for sale                  1,420         1,390         2,897         2,779
Securities held to maturity                       67            67           135           131
Deposits with banks                               94            37           838            54
----------------------------------------------------------------------------------------------
  Total interest income                       27,115        27,010        55,762        51,823

Interest Expense
Deposits                                      11,995        11,287        25,569        21,296
Federal Home Loan Bank advances                  623         1,141         1,313         2,032
Other borrowings                                 126           133           240           192
----------------------------------------------------------------------------------------------
  Total interest expense                      12,744        12,561        27,122        23,520
----------------------------------------------------------------------------------------------
Net Interest Income                           14,371        14,449        28,640        28,303
Provision for loan losses                        900           900         1,800         1,800
----------------------------------------------------------------------------------------------
  Net interest income after provision
     for loan losses                          13,471        13,549        26,840        26,503

Noninterest Income
Service charges and other fees                 1,755         1,488         3,351         3,016
Mortgage banking                                 640           245         1,201           400
Merchant services fees                         1,121           910         2,063         1,682
Gain on sale of investment securities,
  net                                             60                          37
Other                                            278           264           527           402
----------------------------------------------------------------------------------------------
  Total noninterest income                     3,854         2,907         7,179         5,500

Noninterest Expense
Compensation and employee benefits             6,714         5,736        13,143        11,310
Occupancy                                      1,955         1,542         3,576         3,133
Merchant processing                              439           495           966           889
Advertising and promotion                        457           371           797           812
Data processing                                  468           564           930         1,093
Taxes, licenses & fees                           523           588         1,069         1,016
Other                                          2,602         1,988         4,609         3,854
----------------------------------------------------------------------------------------------
  Total noninterest expense                   13,158        11,284        25,090        22,107
----------------------------------------------------------------------------------------------
Income before income taxes                     4,167         5,172         8,929         9,896
Provision for income taxes                     1,424         1,781         3,057         3,409
----------------------------------------------------------------------------------------------
Net Income                              $      2,743  $      3,391  $      5,872  $      6,487
==============================================================================================

Net income per common share:
  Basic                                 $       0.21  $       0.27  $       0.45  $       0.51
  Diluted                                       0.21          0.26          0.45          0.49
Average number of common
  shares outstanding                           12,982       12,728        12,961        12,725
Average number of diluted common
  shares outstanding                           13,200       13,108        13,186        13,114

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

                                                                      June 30,    December 31,
(in thousands)                                                          2001          2000
----------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                             $     60,142  $     72,292
Interest-earning deposits with banks                                       3,579        48,153
----------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                      63,721       120,445

Securities available for sale (at fair value)                             74,221       103,287
Securities held to maturity (fair value of
  $7,465 and $7,501 respectively)                                          7,334         7,435
Federal Home Loan Bank stock                                               8,827         8,539

Loans held for sale                                                       24,912        14,843
Loans, net of unearned income                                          1,210,290     1,192,520
   Less: allowance for loan losses                                        19,224        18,791
----------------------------------------------------------------------------------------------
     Loans, net                                                        1,191,066     1,173,729

Interest receivable                                                        8,034        10,306
Premises and equipment, net                                               50,561        48,357
Real estate owned                                                          2,239         1,291
Other                                                                     24,944         8,263
----------------------------------------------------------------------------------------------
Total Assets                                                        $  1,455,859  $  1,496,495
==============================================================================================

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing                                                 $    227,095  $    232,247
Interest-bearing                                                       1,036,292     1,094,776
----------------------------------------------------------------------------------------------
     Total deposits                                                    1,263,387     1,327,023

Federal Home Loan Bank advances                                           51,700        40,000
Other borrowings                                                           8,000         4,500
Other liabilities                                                         11,579        11,149
----------------------------------------------------------------------------------------------
   Total liabilities                                                   1,334,666     1,382,672

Shareholders' equity:
   Preferred stock (no par value)
     Authorized, 2 million shares; none outstanding

                                          June 30,     December 31,
   Common stock (no par value)              2001          2000
                                        ------------  ------------
     Authorized shares                        57,173        51,975
     Issued and outstanding                   13,118        11,867       109,747        92,673
   Retained earnings                                                      11,138        21,649
   Accumulated other comprehensive income (loss) -
     Unrealized gains (losses) on securities available for sale,
       net of tax                                                            308          (499)
----------------------------------------------------------------------------------------------
     Total shareholders' equity                                          121,193       113,823
----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $  1,455,859  $  1,496,495
==============================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
Columbia Banking System, Inc.
(Unaudited)

                                                             Common stock                       Accumulated
                                                      --------------------------                   Other          Total
                                                       Number of                    Retained   Comprehensive  Shareholders'
(in thousands)                                           Shares        Amount       Earnings   Income (Loss)     Equity
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                                  10,603  $     78,285  $     23,916  $     (2,987) $     99,214

   Comprehensive income:
     Net income for 2000                                                                10,070
     Change in unrealized gains and
     (losses) on securities available for sale, net of
         tax of $1,295                                                                                 2,488
          Total comprehensive income                                                                                12,558
   Issuance of stock under stock option
     and other plans                                           203         1,673                                     1,673
   Tax benefits from exercise of stock options                               378                                       378
   Issuance of shares of common stock--
     10% stock dividend                                      1,061        12,337       (12,337)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                11,867        92,673        21,649          (499)      113,823
--------------------------------------------------------------------------------------------------------------------------

   Comprehensive income:
     Net income for 2001                                                                 5,872
     Change in unrealized gains and (losses)
      On securities available for sale, net of
        tax of $435                                                                                      807
         Total comprehensive income                                                                                  6,679
   Issuance of stock under stock option
     and other plans                                            59           691                                 691
   Issuance of shares of common stock--
     10% stock dividend                                      1,192        16,383       (16,383)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                                    13,118  $    109,747  $     11,138  $        308  $    121,193
==========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
(in thousands)                                                                        2001           2000
------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                                      $      5,872  $      6,487
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          1,800         1,800
      Depreciation and amortization                                                        925         1,048
      Deferred income tax (benefit) expense                                                297           (75)
      Net realized (gains) losses on sale of assets                                        (25)            1
      Increase in loans held for sale                                                  (10,069)       (8,162)
      Decrease in interest receivable                                                    2,272        (1,673)
      Net changes in other assets and liabilities                                      (16,921)        2,679
------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                       15,849         2,105

Investing Activities
  Proceeds from sales of securities available for sale                                  56,687
  Proceeds from maturities of securities available for sale                             17,602            23
  Purchases of securities available for sale                                           (34,319)
  Proceeds from sales of mortgage-backed securities available for sale                  10,376
  Proceeds from maturities of mortgage-backed securities available for sale                725           324
  Purchase of mortgage-backed securities available for sale                            (20,927)
  Proceeds from maturities of  securities held to maturity                                 100           280
  Purchases of  securities held to maturity                                                             (291)
  Purchases of Federal Home Loan Bank stock                                               (288)       (1,351)
  Loans originated and acquired, net of principal collected                            (19,186)     (107,988)
  Purchases of premises and equipment                                                   (4,344)      (10,453)
  Other, net                                                                               445             6
------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                     6,870      (119,450)

Financing Activities
  Net (decrease) increase in deposits                                                  (63,636)      135,438
  Net increase in other borrowings                                                       3,500         3,500
  Net increase (decrease) in Federal Home Loan Bank advances                            11,700        (4,700)
  Tax benefits from exercise of stock options                                                            378
  Proceeds from issuance of common stock, net                                              691           331
------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                   (47,745)      134,947
------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                                   (56,724)       17,602
  Cash and cash equivalents at beginning of period                                     120,445        43,197
------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                    $     63,721  $     60,799
============================================================================================================

Supplemental information:
  Cash paid for interest                                                          $     26,802  $     20,024
  Cash paid for income taxes                                                             3,048         4,025
  Loans foreclosed and transferred to real estate owned                                    948            22

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

1. BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of results to be anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 218,000 and 380,000 for the three months ended June 30, 2001 and 2000, respectively, and 225,000 and 389,000 for the six months ended June 30, 2001 and 2000, respectively

3. STOCK DIVIDEND

On May 15, 2001, the Company announced a 10% stock dividend payable on June 12, 2001, to shareholders of record as of May 29, 2001. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

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

Financial highlights by lines of business:

CONDENSED STATEMENTS OF OPERATIONS:

                                                                        THREE MONTHS ENDED JUNE 30, 2001
                                                       Commercial      Retail      Real Estate
(in thousands)                                           Banking      Banking        Lending        Other         Total
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                    $      3,175  $      7,648  $      3,193  $       (545) $     13,471
Other income                                                   158         1,224           649         1,823         3,854
Other expense                                                 (630)       (5,198)         (680)       (6,650)      (13,158)
--------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit                   $      2,703  $      3,674  $      3,162  $     (5,372)        4,167
   Income taxes                                                                                                     (1,424)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    $      2,743
==========================================================================================================================
Total assets                                          $    325,808  $    646,165  $    333,627  $    150,259  $  1,455,859
==========================================================================================================================

                                                                        THREE MONTHS ENDED JUNE 30, 2000
                                                       Commercial      Retail      Real Estate
(in thousands)                                           Banking       Banking       Lending       Other          Total
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                    $      2,420  $     10,764  $      1,391  $     (1,026) $     13,549
Other income                                                   141         1,048           247         1,471         2,907
Other expense                                                 (415)       (3,394)         (511)       (6,964)      (11,284)
--------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit                   $      2,146  $      8,418  $      1,127  $     (6,519)        5,172
   Income taxes                                                                                                     (1,781)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    $      3,391
==========================================================================================================================
Total assets                                          $    363,174  $    587,697  $    301,560  $    129,084  $  1,381,515
==========================================================================================================================

                                                                          SIX MONTHS ENDED JUNE 30, 2001
                                                       Commercial      Retail      Real Estate
(in thousands)                                           Banking      Banking        Lending        Other         Total
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                    $      5,919  $     16,627  $      5,643  $     (1,349) $     26,840
Other income                                                   304         2,339         1,225         3,311         7,179
Other expense                                               (1,300)      (10,097)       (1,220)      (12,473)      (25,090)
--------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit                   $      4,923  $      8,869  $      5,648  $    (10,511)        8,929
      Income taxes                                                                                                  (3,057)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    $      5,872
==========================================================================================================================
Total assets                                          $    325,808  $    646,165  $    333,627  $    150,259  $  1,455,859
==========================================================================================================================

                                                                          SIX MONTHS ENDED JUNE 30, 2000
                                                       Commercial      Retail      Real Estate
(in thousands)                                           Banking      Banking        Lending        Other         Total
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for loan losses                                    $      4,899  $     20,393  $      2,950  $     (1,739) $     26,503
Other income                                                   296         2,064           404         2,736         5,500
Other expense                                               (1,044)       (6,883)       (1,041)      (13,139)      (22,107)
--------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit                   $      4,151  $     15,574  $      2,313  $    (12,142)        9,896
      Income taxes                                                                                                  (3,409)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    $      6,487
==========================================================================================================================
Total assets                                          $    363,174  $    587,697  $    301,560  $    129,084  $  1,381,515
==========================================================================================================================

5. Subsequent Event

On August 9, 2001, the Company announced that it has received $22 million from its participation in a pooled trust preferred offering, in which it issued long-term floating rate capital securities with an initial rate of 7.29%. The Company also announced that its Board of Directors has approved a stock repurchase program, which will be funded by up to $9 million of the proceeds from the pooled trust preferred transaction. Under the stock repurchase program, the Company may systematically purchase up to 660,000 of its outstanding shares of Common Stock. These shares represent approximately 5% of the 13.1 million common shares outstanding. The Company intends to purchase the shares from time to time in the open market, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. The remaining proceeds from the pooled trust preferred transaction will be used to retire outstanding short-term debt and for working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (the "Company") and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

THIS FORM 10-Q INCLUDES FORWARD LOOKING STATEMENTS, WHICH MANAGEMENT BELIEVES ARE A BENEFIT TO SHAREHOLDERS. THESE FORWARD LOOKING STATEMENTS DESCRIBE COLUMBIA'S MANAGEMENT'S EXPECTATIONS REGARDING FUTURE EVENTS AND DEVELOPMENTS SUCH AS FUTURE OPERATING RESULTS, GROWTH IN LOANS AND DEPOSITS, CONTINUED SUCCESS OF COLUMBIA'S STYLE OF BANKING AND THE STRENGTH OF THE LOCAL ECONOMY. THE WORDS "WILL," "BELIEVE," "EXPECT," "SHOULD," AND "ANTICIPATE" AND WORDS OF SIMILAR CONSTRUCTION ARE INTENDED IN PART TO HELP IDENTIFY FORWARD LOOKING STATEMENTS. FUTURE EVENTS ARE DIFFICULT TO PREDICT, AND THE EXPECTATIONS DESCRIBED ABOVE ARE NECESSARILY SUBJECT TO RISK AND UNCERTAINTY THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY. IN ADDITION TO DISCUSSIONS ABOUT RISKS AND UNCERTAINTIES SET FORTH FROM TIME TO TIME IN COLUMBIA'S FILINGS WITH THE SEC, FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) LOCAL AND NATIONAL GENERAL AND ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED OR HAVE A MORE DIRECT AND PRONOUNCED EFFECT ON COLUMBIA THAN EXPECTED AND ADVERSELY AFFECT COLUMBIA'S ABILITY TO CONTINUE ITS INTERNAL GROWTH AT HISTORICAL RATES AND MAINTAIN THE QUALITY OF ITS EARNING ASSETS; (2) CHANGES IN INTEREST RATES REDUCE INTEREST MARGINS MORE THAN EXPECTED AND NEGATIVELY AFFECT FUNDING SOURCES; (3) PROJECTED BUSINESS INCREASES FOLLOWING STRATEGIC EXPANSION OR OPENING OR ACQUIRING NEW BRANCHES ARE LOWER THAN EXPECTED; (4) COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF ACQUISITIONS ARE GREATER THAN EXPECTED; (5) COMPETITIVE PRESSURE AMONG FINANCIAL INSTITUTIONS INCREASES SIGNIFICANTLY; AND (6) LEGISLATION OR REGULATORY REQUIREMENTS OR CHANGES ADVERSELY AFFECT THE BUSINESSES IN WHICH COLUMBIA IS ENGAGED.

OVERVIEW

Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 30 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (Division of Banks). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

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

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call(TM) telephone banking, Columbia OnLine(TM) internet banking, development of complementary lines of business, and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County, south into Thurston County and northwest into Kitsap County. Aggressive expansion within the Seattle and "Eastside" areas of King County was begun in 2000 with the hiring of additional experienced bankers with extensive knowledge of the market. The planned growth in King County is expected to accelerate in the second half of 2001 and beyond.

The Company has 30 branches; 16 in Pierce County, 8 in King County, 4 in
Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from 4 branches primarily through internal growth. In February 2001, construction was completed on a permanent West Olympia facility. During the second quarter of 2001, the Company opened new branches at 84th & Pacific in Tacoma, and in Issaquah, King County.

During the first half of 2001, the Company continued its planned expansion in the King County market. During the second quarter of 2001, the Company opened a new branch in Issaquah. During the third quarter of 2001, the Company expects to open a private banking and commercial banking office in downtown Seattle, continue its expansion in Bellevue, and later this year, open an office in Redmond.

In addition to the King County expansion, the Company continues to expand in its traditional market areas. In Pierce County, the 84th & Pacific branch opened in May 2001. The 13th & A branch (downtown Tacoma), 11th & Martin Luther King Way branch in Tacoma and a Bonney Lake facility are targeted for completion this summer. New branches normally do not contribute to net income for many months after opening.

During the second quarter of 2001, the Company moved its headquarters to a new building at 13th & A Streets in downtown Tacoma. As the named tenant, the building provides excellent visibility and additional space to accommodate growth, as well as demonstrating the Company's commitment to revitalizing the communities it serves.

In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial service options. Also, new technology and services are reviewed for business development and cost saving purposes. During 2000, the Company introduced its new online banking service, "Columbia On-Line (TM)". Customers are able to conduct a full range of services on a real time basis, including balance inquiries, transfers, bill paying, loan information, and check image viewing. This online service has also enhanced the delivery of cash management services to commercial customers.

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

The economy of the Company's principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years, though growth in the first half of 2001 appears to have slowed noticeably.

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

Net income for the second quarter of 2001 was $2.7 million, or $0.21 per diluted share, compared to $3.4 million, or $0.26 per diluted share, for the second quarter of 2000, a decrease in net income of 19%. Net income for the six months ended June 30, 2001, was $5.9 million, or $0.45 per diluted share, a decrease of 9% compared to $6.5 million, or $0.49 per diluted share for the same period in 2000. The earnings decrease for the second quarter and six-month periods is due primarily to a declining net interest margin as a result of the rapid decline of interest rates during the first six months of 2001.


NET INTEREST INCOME

Net interest income for the second quarter of 2001 decreased 1% to $14.37 million, from $14.45 million in the second quarter of 2000. For the six months ended June 30, 2001, net interest income increased 1% to $28.6 million from $28.3 million for the same period in 2000. During the first six months of 2001 interest rates decreased dramatically as the "prime rate" declined 275 basis points. As a result, the Company's loan yields, approximately 40% of which adjust immediately with a change in the prime rate, decreased rapidly. Additionally, in the third and fourth quarters of 2000, competition for deposits to fund loan demand placed upward pressure on the cost of deposits and borrowings, thus increasing the Company's cost of funding. Since reductions in deposit and other funding costs lag reductions in interest-earning asset yields, when interest rates declined during the first six months of 2001, the yield on interest-earning assets declined faster than the recently increased cost of interest-bearing liabilities. During the first six months of 2001, the Company took steps to lower its cost of deposits. The effect of these adjustments will lag the effect of reduced loan yields.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.31% in the second quarter of 2001 from 4.67% in the second quarter of 2000. Average interest-earning assets grew to $1.3 billion, or 8%, during the second quarter of 2001, compared with $1.2 billion for the same period in 2000. The yield on average interest-earning assets decreased 61 basis points (a basis point is 1/100th of 1 percent) to 8.10% during the second quarter of 2001 compared with 8.71% during the same period of 2000. In comparison, average interest-bearing liabilities grew to $1.1 billion, or 5%, compared with $1.0 billion for the same period in 2000, and the average cost of interest-bearing liabilities decreased 20 basis points to 4.64% during the second quarter of 2001 from 4.84% in the same period of 2000.

For the first six months of 2001, net interest margin decreased to 4.27% from 4.71% for the same period in 2000. Average interest-earning assets grew to $1.4 billion during the first six months of 2001, compared with $1.2 billion for the same period in 2000. The yield on average interest-earning assets decreased 31 basis points to 8.29% during the first six months of 2001 from 8.60% in the same period of 2000. In comparison, average interest-bearing liabilities grew to $1.1 billion, compared with $1.0 billion for the same period in 2000, and the cost of average interest-bearing liabilities increased to 4.89% during the first six months of 2001 from 4.68% in the same period of 2000.

The unusually rapid decrease in interest rates during the first six months of 2001 was the primary cause for the unfavorable impact in net interest income during the first six months of 2001. The Company's net interest margin hit a low of 4.24% for the first quarter 2001 and improved to 4.31% in the second quarter. Management expects continued improvement in net interest margin during the third quarter 2001 as interest rate reductions moderate and deposit cost repricing catches up with reductions in rates on interest-earning assets. Average interest-earning assets decreased $29.1 million, or 2%, to $1.3 billion compared with the first quarter of 2001. A reduction of $50.1 million in investments was partially offset by an increase of $21 million in average loans. The yield on average interest-earning assets decreased 38 basis points to 8.10% during the second quarter from 8.48% in the first quarter of 2001, and from 8.75% in the fourth quarter of 2000. During the second quarter, average interest bearing liabilities decreased $35.8 million, or 3%, to $1.1 billion compared with the first quarter of 2001, including a decrease of $47.9 million in interest-bearing deposits which was partially offset by an increase of $12.1 million in borrowings. The cost of average interest-bearing liabilities decreased 49 basis points to 4.64% during the second quarter of 2001 from 5.13% in the first quarter of 2001, and from 5.20% in the fourth quarter of 2000.

During the second quarter the Bank purchased an income stream on a group of leases. The asset is classified as an "other asset" with a face value of $5.0 million. The income is recorded monthly as "interest income".

LOOKING FORWARD
The decline in short term interest rates during the second quarter of 2001, and potential further reductions, will continue to reduce the yield on approximately 40% of the Company's loans in the short term. As the reductions moderate, the cost of interest-bearing liabilities should decline more rapidly than the yield on interest-earning assets, thus leading to improvement in the Company's net interest margin. Management expects that the current rate environment together with slower than expected core deposit growth will slow improvement in the Company's earnings. As a result, management currently expects that the Company's 2001 earnings will be in the range of $0.95 - $1.05 per share.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
Columbia Banking System, Inc.

                                              Three Months Ended      Increase         Six Months Ended      Increase
                                                   June 30,          (Decrease)           June 30,          (Decrease)
 (in thousands)                                2001         2000       Amount         2001         2000       Amount
 ----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Loans                                     $ 1,237,702  $ 1,151,729  $    85,973  $ 1,227,252  $ 1,116,732  $   110,520
 Securities                                     99,567       95,566        4,001      101,723       95,479        6,244
 Interest-earning deposits with banks            7,789        2,383        5,406       30,536        1,753       28,783
 ----------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets              1,345,058    1,249,678       95,380    1,359,511    1,213,964      145,547

 Noninterest-earning assets                    109,402      115,678       (6,276)     109,818      107,201        2,617
 ----------------------------------------------------------------------------------------------------------------------
  Total assets                             $ 1,454,460  $ 1,365,356  $    89,104  $ 1,469,329  $ 1,321,165  $   148,164
 ======================================================================================================================

 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing deposits                 $ 1,042,407  $   968,198  $    74,209  $ 1,066,229  $   940,254  $   125,975
 Federal Home Loan Bank advances                50,106       69,622      (19,516)      45,081       64,528      (19,447)
 Other borrowings                                8,000        6,500        1,500        7,025        4,788        2,237
 ----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         1,100,513    1,044,320       56,193    1,118,335    1,009,570      108,765

 Noninterest-bearing deposits                  221,342      205,326       16,016      220,366      198,642       21,724
 Other noninterest-bearing liabilities          12,595       10,705        1,890       12,279        9,776        2,503
 Shareholders' equity                          120,010      105,005       15,005      118,349      103,177       15,172
 ----------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
   equity                                  $ 1,454,460  $ 1,365,356  $    89,104  $ 1,469,329  $ 1,321,165  $   148,164
 ======================================================================================================================

NONINTEREST INCOME

Noninterest income increased $947,000, or 33% in the second quarter of 2001, and $1.7 million, or 31%, for the first six months of 2001 compared with the same period in 2000. Increases during the second quarter and the first six months of 2001 were primarily centered in mortgage banking operations and merchant services income. Mortgage banking income has been favorably impacted by increased residential mortgage originations due to the effect of lower long-term interest rates. Increases in merchant services income is due to the overall growth of the customer base and the continued emphasis on expanding the market for that product. Noninterest income increased 16% from the first quarter of 2001 to the second quarter of 2001. During the second quarter and first six months of 2001, the Company recorded net gains on sale of investment securities of $60,000 and $37,000, respectively.

During the second quarter, the Bank purchased $12.3 million of "Bank Owned Life Insurance" (BOLI) in connection with an employee benefit plan. The asset is classified as an "other asset" and the income is tax-exempt and recorded as "other income".

NONINTEREST EXPENSE

Total noninterest expense increased $1.9 million, or 17%, for the second quarter of 2001, and $3.0 million, or 13%, for the first six months of 2001, compared with the same periods in 2000. The increases were primarily due to personnel and occupancy costs associated with the Company's expansion and other expenses. The personnel cost increases reflect significant hiring in the fourth quarter of 2000 and the first quarter 2001 of experienced bankers in connection with the Company's King County expansion. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 72.4% and 70.1% for the second quarter and first six months of 2001, respectively, compared to 65.0% and 65.4% for the same periods in 2000.

INCOME TAXES

For the second quarter and first six months of 2001, the Company recorded income tax provisions of $1.4 million and $3.1 million, respectively, compared with $1.8 million and $3.4 million for the same periods in 2000.

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

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                             June 30,       % of     December 31,     % of
 (in thousands)                                2001         Total        2000         Total
 --------------------------------------------------------------------------------------------
 Commercial business                       $   499,573        41.3%  $   496,125        41.6%
 Real estate:
     One-to four-family residential             59,027          4.9       55,922          4.7
     Five or more family residential and
       commercial properties                   434,356         35.9      428,884         36.0
 --------------------------------------------------------------------------------------------
         Total real estate                     493,383         40.8      484,806         40.7
 Real estate construction:
     One-to four-family residential             27,048          2.2       33,548          2.8
     Five or more family residential and
       commercial properties                    82,847          6.8       74,451          6.3
 --------------------------------------------------------------------------------------------
         Total real estate construction        109,895          9.0      107,999          9.1
 Consumer                                      110,267          9.1      106,633          8.9
 --------------------------------------------------------------------------------------------
      Sub-total loans                        1,213,118        100.2    1,195,563        100.3
 Less: Deferred loan fees                       (2,828)        (0.2)      (3,043)        (0.3)
 --------------------------------------------------------------------------------------------
      Total loans                          $ 1,210,290       100.0%  $ 1,195,520       100.0%
 ============================================================================================
 Loans held for sale                       $    24,912               $    14,843
 ============================================================================================

Total loans (excluding loans held for sale) at June 30, 2001 increased $14.8 million, or 1.2%, to $1.2 billion from year-end 2000. All loan categories contributed to the increase, except one-to four-family residential construction.

COMMERCIAL LOANS: Commercial loans increased $3.4 million to $499.6 million from year-end 2000, representing 41.3% of total loans compared with 41.6% of total loans at December 31, 2000. Management is committed to providing competitive commercial lending in the Company's market areas. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

REAL ESTATE LOANS: Residential one- to four-family loans increased $3.1 million to $59.0 million at June 30, 2001, representing 4.9% of total loans, compared with $55.9 million, or 4.7% of total loans at December 31, 2000. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied. The loan amounts may not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

The Company makes multi-family and commercial real estate loans in its market areas. Multi-family and commercial real estate lending increased $5.5 million, or 1.3%, to $434.4 million at June 30, 2001, representing 35.9% of total loans, from $428.9 million, or 36.0% of total loans at December 31, 2000. The increase in multi-family and commercial real estate lending during 2001 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

REAL ESTATE CONSTRUCTION LOANS: The Company originates a variety of real estate construction loans. One- to four-family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one- to four-family residences decreased $6.5 million to $27.0 million at June 30, 2001, representing 2.2% of total loans, from $33.5 million, or 2.8% of total loans at December 31, 2000. Multi-family and commercial real estate construction loans increased $8.4 million to $82.8 million at June 30, 2001, representing 6.8% of total loans, from $74.5 million, or 6.3% of total loans at December 31, 2000.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans: At June 30, 2001, the Company had $110.3 million of consumer loans outstanding, representing 9.1% of total loans, an increase of $3.6 million compared with $106.6 million, at December 31, 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                          June 30,  December 31,
(in thousands)                                              2001         2000
--------------------------------------------------------------------------------
Nonaccrual:
  One-to four-family residential                        $       462  $       410
  Commercial real estate                                        355          698
  Commercial business                                        10,835       11,091
  Consumer                                                      188          307
--------------------------------------------------------------------------------
     Total                                                   11,840       12,506

Restructured:
  One-to four-family residential construction                 1,026        1,136
  Commercial business
--------------------------------------------------------------------------------
     Total                                                    1,026        1,136

--------------------------------------------------------------------------------
     Total nonperforming loans                          $    12,866  $    13,642
================================================================================

Real estate owned                                       $     2,239  $     1,291
--------------------------------------------------------------------------------
Total nonperforming assets                              $    15,105  $    14,933
================================================================================

The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers to be adequately reserved. In the fourth quarter 2000, deterioration of a single large credit relationship with a principal amount of $8.0 million caused the Company to place the loan on nonaccrual and include it in impaired loans. Based on information currently known to the Company, management believes that additional collateral obtained to support the loan may reduce the Company's loss exposure. As liquidation of collateral and other collection efforts take place, a substantial portion of the balance owing on the credit is expected to be charged off of the Company's books in the near future and, if collection efforts are successful, recovered at a later date. Substantially all nonperforming loans are to borrowers within the State of Washington.

Nonperforming loans were $12.9 million, or 1.06% of total loans (excluding loans held for sale) at June 30, 2001, compared to $13.6 million, or 1.14% of total loans at December 31, 2000.

Restructured loans decreased to $1.0 million at June 30, 2001, from $1.1 million, at December 31, 2000.

Real estate owned, which is comprised of foreclosed real estate loans, increased $948,000 to $2.2 million at June 30, 2001, from $1.3 million at December 31, 2000. During the second quarter of 2001, the Company foreclosed on a $1.2 million commercial real estate loan and transferred the real estate to REO after recording a charge-off of $400,000. A sale is pending on the foreclosed real estate with the prospect of some recovery for the Company. At June 30, 2001, REO consisted of three foreclosed properties.

Total nonperforming assets totaled $15.1 million, or 1.04% of period-end assets at June 30, 2001, compared to $14.9 million, or 1.00% of period-end assets at December 31, 2000.


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

3.   Collateral values

4.   Seasoning of the loan portfolio

5.   Bank regulatory examination results

6.   Findings of internal credit examiners

7.   Duration of current business cycle

The allowance is increased by provisions charged to expense, and is reduced by loans charged off, net of recoveries.

While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

At June 30, 2001, the Company's allowance for loan losses was $19.2 million, or 1.59% of the total loans (excluding loans held for sale), and 149.4% of nonperforming loans. This compares with an allowance of $18.8 million, or 1.58% of the total loan portfolio, and 137.7% of nonperforming loans, at December 31, 2000.

In the fourth quarter 2000, the Company took an additional loan loss provision of $6.0 million to increase its allowance for loan losses to reflect the deterioration of a single substantial credit relationship. The additional $6.0 million provision to the allowance for loan losses was set aside to provide against the loss that may result from the loan, and to further protect against pressures that might arise from a slowing economy. As a result of the deterioration of this single relationship, the Company undertook a comprehensive review of the process currently in place to detect and react to other potential loan portfolio deterioration. Based on that review, management is confident that the problems with the single loan are not symptomatic of other similar problems in the loan portfolio. In addition, management retained the Secura Group, a nationally recognized firm with expertise in commercial loan credit review, to conduct an independent assessment of the Company's loan and collateral monitoring procedures. A summary of the findings of that firm has been filed as an exhibit to this form 10-Q. Management is implementing the recommendations discussed in the exhibit, most notably a formal distinction between credit administration and loan production. The Chief Credit Officer will manage the credit process and will, together with the Senior Lending Officer, report directly to the President of Columbia Bank.

Net loan charge-offs amounted to $1.4 million for the first six months of 2001 compared with net loan recoveries of $305,000 for the same period in 2000. During the first six months of 2001, the Company set aside $1.8 million as a provision for loan losses, unchanged from the same period in 2000. In view of apparent softness in the economy of its market area, the Company chose to maintain its provision for loan losses at this rate despite slowing loan growth. Management will regularly evaluate the necessity of any additions to the loan loss reserve based upon the Company's credit quality, loan growth, the economy and other factors.

The following table provides an analysis of net losses by loan type at the dates indicated:

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
(in thousands)                                              2001         2000         2001         2000
----------------------------------------------------------------------------------------------------------
Beginning balance                                       $    18,958  $    10,897  $    18,791  $     9,967
Charge-offs:
  One-to-four family residential construction                                (12)                      (12)
  Commercial business                                          (656)         (86)      (1,454)        (273)
  Consumer                                                       (3)         (57)         (10)        (116)
----------------------------------------------------------------------------------------------------------
    Total charge-offs                                          (659)        (155)      (1,464)        (401)
Recoveries:
  Commercial business                                            10          429           72          694
  Consumer                                                       15            1           25           12
----------------------------------------------------------------------------------------------------------
    Total recoveries                                             25          430           97          706
----------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                   (634)         275       (1,367)         305

Provision charged to expense                                    900          900        1,800        1,800
----------------------------------------------------------------------------------------------------------
Ending balance                                          $    19,224  $    12,072  $    19,224  $    12,072
==========================================================================================================

LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

DEPOSIT ACTIVITIES

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits decreased $63.6 million, or 4.8%, to $1.263 billion at June 30, 2001 from $1.327 billion at December 31, 2000. The decrease was primarily centered in certificates of deposit balances, as the Company reduced the rates of interest offered on the certificates. Average core deposits (demand deposit, savings, and money market accounts) decreased to $681.5 million, during the second quarter of 2001, from $689.1 million in the first quarter of 2001, and from $683.2 million during the fourth quarter ending December 31, 2000.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 2000, and management anticipates continued use of such deposits to fund increasing loan demand. At June 30, 2001, brokered and other wholesale deposits (excluding public deposits) totaled $40.2 million, or 3.2% of total deposits, compared with $53.0 million, or 4% of total deposits at December 31, 2000. The brokered deposits have varied maturities up to 5 years.

BORROWINGS

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as the Company's primary source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one- to four-family real estate mortgages and certain other assets. At June 30, 2001, the Company had short-term advances of $51.7 million compared to a balance of $40.0 million at December 31, 2000. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to the prime rate and at June 30, 2001, the balance outstanding was $8.0 million compared with a balance of $4.5 million at December 31, 2000. In the event of the discontinuance of the line by either party, the Company has up to two years to repay the debt.

CAPITAL

Shareholders' equity at June 30, 2001, was $121.2 million compared with $113.8 million at December 31, 2000. The increase is due primarily to net income of $5.9 million during the first six months of 2001. Shareholders' equity was 8.32% and 7.61% of total period-end assets at June 30, 2001, and December 31, 2000, respectively.

On August 9, 2001, the Company announced that it has received $22 million from its participation in a pooled trust preferred offering, in which it issued long-term floating rate capital securities with an initial rate of 7.29%. The Company also announced that its Board of Directors has approved a stock repurchase program, which will be funded by up to $9 million of the proceeds from the pooled trust preferred transaction. Under the stock repurchase program, the Company may systematically purchase up to 660,000 of its outstanding shares of Common Stock. These shares represent approximately 5% of the 13.1 million common shares outstanding.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2001, the Company's leverage ratio was 8.31%, compared with 7.77% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 8.85% and 9.82%, respectively, at June 30, 2001, compared with 8.58% and 9.54%, respectively, at December 31, 2000.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at June 30, 2001. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2001, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2000.

PART II  -  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on May 15, 2001, for the purpose of electing the Board of Directors.

All thirteen persons nominated were elected to hold office for the ensuing year.

     Nominee                               Votes "For"    Votes "Withheld"
--------------------------------------------------------------------------------

Richard S. DeVine                           10,141,320         52,524
Melanie J. Dressel                           9,778,257        415,687
Jack Fabulich                               10,138,807         55,137
Jonathan Fine                                9,961,940        232,004
John P. Folsom                              10,142,147         51,797
J. James Gallagher                           9,605,230        588,714
John A. Halleran                            10,142,717         51,227
Thomas M. Hulbert                           10,142,717         51,227
Thomas L. Matson                            10,142,717         51,227
Donald Rodman                               10,142,717         51,227
Sidney R. Snyder                            10,142,147         51,797
William T. Weyerhaeuser                     10,139,649         54,295
James M. Will                               10,142,717         51,227


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 10

       (a) Amended and Restated Articles of Incorporation of Columbia Banking System, Inc.

       (b)  Executive Summary - The Secura Group


(b)    Reports on Form 8-K
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COLUMBIA BANKING SYSTEM, INC.
                                  (Registrant)





Date:   August 13, 2001         By:  /s/ J. James Gallagher
      ----------------------        ----------------------------------
                                      J. James Gallagher
                                      Vice Chairman and Chief Executive Officer




Date:   August 13, 2001         By:  /s/ Gary R. Schminkey
      ----------------------        ----------------------------------
                                      Gary R. Schminkey
                                      Executive Vice President and
                                        Chief Financial Officer