Form 10-Q
period 2001-09-30
COLUMBIA BANKING SYSTEM INC
filed 2001-11-13
CIK 887343

================================================================================

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________.

Commission File Number 0-20288


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

        The number of shares of the issuer's Common Stock outstanding at
                         October 31, 2001 was 12,702,562

================================================================================

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.  Condensed Unaudited Financial Statements
                  Consolidated Condensed Statements of Operations - three months and
                    nine months ended September 30, 2001 and 2000                                       2

                  Consolidated Condensed Balance Sheets - September 30, 2001
                   and December 31, 2000                                                                3

                  Consolidated Condensed Statements of Shareholders' Equity -
                    twelve months ended December 31, 2000, and

                    nine months ended September 30, 2001                                                4

                  Consolidated Condensed Statements of Cash Flows -
                    nine months ended September 30, 2001 and 2000                                       5

                  Notes to Consolidated Condensed Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    22


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                                              23

         Signatures                                                                                    24

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
(in thousands except per share)                  2001        2000        2001        2000
------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                          $24,135     $26,769     $76,027     $75,628
Securities available for sale                    1,329       1,392       4,226       4,171
Securities held to maturity                         67          67         202         198
Deposits with banks                                105         120         943         174
------------------------------------------------------------------------------------------
  Total interest income                         25,636      28,348      81,398      80,171

INTEREST EXPENSE

Deposits                                        10,029      12,463      35,598      33,759
Federal Home Loan Bank advances                    326         893       1,639       2,925
Trust preferred obligations                        272         272
Other borrowings                                    39         139         279         331
------------------------------------------------------------------------------------------
  Total interest expense                        10,666      13,495      37,788      37,015
------------------------------------------------------------------------------------------

NET INTEREST INCOME                             14,970      14,853      43,610      43,156
Provision for loan losses                        1,250         900       3,050       2,700
------------------------------------------------------------------------------------------
  Net interest income after provision
     for loan losses                            13,720      13,953      40,560      40,456

NONINTEREST INCOME

Service charges and other fees                   1,863       1,626       5,214       4,642
Mortgage banking                                   571         130       1,772         530
Merchant services fees                           1,195       1,007       3,258       2,689
Gain on sale of investment securities, net          70         107
Other                                              460         255         987         657
------------------------------------------------------------------------------------------
  Total noninterest income                       4,159       3,018      11,338       8,518

NONINTEREST EXPENSE

Compensation and employee benefits               6,780       5,886      19,923      17,196
Occupancy                                        1,997       1,442       5,573       4,575
Merchant processing                                421         557       1,387       1,446
Advertising and promotion                          556         350       1,353       1,162
Data processing                                    491         570       1,421       1,663
Taxes, licenses & fees                             489         499       1,558       1,515
Other                                            1,977       2,001       6,586       5,855
------------------------------------------------------------------------------------------
  Total noninterest expense                     12,711      11,305      37,801      33,412
------------------------------------------------------------------------------------------
Income before income taxes                       5,168       5,666      14,097      15,562
Provision for income taxes                       1,696       1,947       4,753       5,356
------------------------------------------------------------------------------------------
NET INCOME                                     $ 3,472     $ 3,719     $ 9,344     $10,206
==========================================================================================

Net income per common share:

  Basic                                        $  0.27     $  0.29     $  0.72     $  0.80
  Diluted                                         0.26        0.28        0.71        0.78
Average number of common
  shares outstanding                            13,015      12,823      13,005      12,815
Average number of diluted common
  shares outstanding                            13,224      13,173      13,186      13,147

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
COLUMBIA BANKING SYSTEM, INC.
(IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                              September 30,    December 31,
                                                                                   2001             2000
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $    76,561      $   72,292
Interest-earning deposits with banks                                                12,816          48,153
----------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                 89,377         120,445

Securities available for sale at fair value (amortized cost of $84,796 and          86,587         103,287
 $103,985 respectively)
Securities held to maturity (fair value of $7,248 and $7,501 respectively)           7,046           7,435
Federal Home Loan Bank stock                                                         8,983           8,539
Loans held for sale                                                                 22,826          14,843
Loans, net of unearned income                                                    1,188,706       1,192,520
  Less: allowance for loan losses                                                   13,397          18,791
----------------------------------------------------------------------------------------------------------
    Loans, net                                                                   1,175,309       1,173,729

Interest receivable                                                                  7,581          10,306
Premises and equipment, net                                                         51,138          48,357
Real estate owned                                                                      422           1,291
Other                                                                               28,946           8,263
----------------------------------------------------------------------------------------------------------
Total Assets                                                                   $ 1,478,215     $ 1,496,495
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                            $   234,414     $   232,247
Interest-bearing                                                                 1,061,454       1,094,776
----------------------------------------------------------------------------------------------------------
    Total deposits                                                               1,295,868       1,327,023

Federal Home Loan Bank advances                                                     27,300          40,000
Trust preferred obligations                                                         21,350
Other borrowings                                                                     4,500
Other liabilities                                                                   11,641          11,149
----------------------------------------------------------------------------------------------------------
  Total liabilities                                                              1,356,159       1,382,672

Shareholders' equity:
  Preferred stock (no par value)
    Authorized, 2 million shares; none outstanding

                                               September 30,    December 31,
                                                    2001            2000
  Common stock (no par value)                       ----            ----
    Authorized shares                              57,173          51,975
    Issued and outstanding                         12,894          11,867          106,282          92,673
  Retained earnings                                                                 14,610          21,649
  Accumulated other comprehensive income (loss) -
    Unrealized gains (losses) on securities available for sale, net of tax           1,164            (499)
----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                     122,056         113,823
----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                     $ 1,478,215     $ 1,496,495
==========================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
COLUMBIA BANKING SYSTEM, INC.

                                                         Common stock                       Accumulated
                                                    ------------------------                   Other             Total
                                                    Number of                 Retained     Comprehensive     Shareholders'
(in thousands)                                        Shares      Amount      Earnings     Income (Loss)         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                             10,603      $78,285     $23,916        $(2,987)           $99,214

  Comprehensive income:
    Net income for 2000                                                         10,070
    Change in unrealized gains and (losses)
      on securities available for sale, net of                                                  2,488
       tax of $1,295
         Total comprehensive income                                                                               12,558
  Issuance of stock under stock option
     and other plans                                      203        1,673                                         1,673
  Tax benefits from exercise of stock options                          378                                           378
  Issuance of shares of common stock--
     10% stock dividend                                 1,061       12,337     (12,337)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           11,867       92,673      21,649           (499)           113,823
-----------------------------------------------------------------------------------------------------------------------------

(Unaudited)
  Comprehensive income:
    Net income for 2001                                                          9,344
    Less realized gains and (losses) on
      securities available for sale included in                                                   (70)
        net income, net of tax of ($37)
    Unrealized gains and (losses) on
     securities available for sale, net of tax
       of $1,126                                                                                1,733
        Total comprehensive income                                                                                11,007
  Issuance of stock under stock option
     and other plans                                      135        1,272                                         1,272
  Issuance of shares of common stock--
     10% stock dividend                                 1,192       16,383     (16,383)
  Retirement of shares of common stock--
     stock repurchase plan                               (300)      (4,046)                                       (4,046)
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                          12,894     $106,282    $ 14,610      $   1,164           $122,056
=============================================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
(IN THOUSANDS)                                                                         2001                2000
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                         $   9,344           $  10,206
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          3,050               2,700
      (Gains) losses on real estate owned                                                 (373)                194
      Depreciation and amortization                                                      1,316               1,484
      Deferred income tax expense (benefit)                                                714              (2,174)
      Net realized gain on sale of assets                                                  (99)
      Increase in loans held for sale                                                   (7,983)             (8,062)
      Decrease (increase) in interest receivable                                         2,725              (1,360)
      Increase (decrease) in interest payable                                           (2,736)              1,937
      Net changes in other assets and liabilities                                      (19,006)              1,579
------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                            (13,048)              6,504

INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                                  66,756                  72
  Proceeds from maturities of securities available for sale                             17,898
  Purchases of securities available for sale                                           (34,827)
  Proceeds from sales of mortgage-backed securities available for sale                  10,376
  Proceeds from maturities of mortgage-backed securities available for sale              1,801                 538
  Purchase of mortgage-backed securities available for sale                            (42,772)
  Proceeds from maturities of securities held to maturity                                  388                 618
  Purchases of securities held to maturity                                                                  (1,286)
  Purchases of Federal Home Loan Bank stock                                               (444)             (1,486)
  Loans originated and acquired, net of principal collected                             (4,252)           (119,325)
  Purchases of premises and equipment                                                   (6,335)            (10,898)
  Proceeds from disposal of premises and equipment                                         980
  Proceeds from sale of other real estate owned                                          2,190
  Other, net                                                                                                     9
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                 11,759            (131,758)

FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                  (31,155)            227,894
  Net (decrease) increase in other borrowings                                           (4,500)              3,500
  Net decrease in Federal Home Loan Bank advances                                      (12,700)            (43,700)
  Proceeds from issuance of trust preferred obligations                                 21,350
  Tax benefits from exercise of stock options                                                                  378
  Proceeds from issuance of common stock, net                                            1,272                 731
  Repurchase of common stock                                                            (4,046)
------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                  (29,779)            188,803
------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                     (31,068)             63,549
  Cash and cash equivalents at beginning of period                                     120,445              43,197
------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                            89,377           $ 106,746
==================================================================================================================

Supplemental information:
  Cash paid for interest                                                             $  40,524           $  35,078
  Cash paid for income taxes                                                             3,153               5,370
  Loans foreclosed and transferred to real estate owned                                    948                  80

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COLUMBIA BANKING SYSTEM, INC.

Columbia Banking System, Inc. (the "Company" or "CBSI") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas.

1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 209,000 and 350,000 for the three months ended September 30, 2001 and 2000, respectively, and 181,000 and 332,000 for the nine months ended September 30, 2001 and 2000, respectively.

3.  STOCK DIVIDEND

On May 15, 2001, the Company announced a 10% stock dividend payable on June 12, 2001, to shareholders of record as of May 29, 2001. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company will adopt SFAS No. 142 on January 1, 2002, resulting in the Company discontinuing the amortization of its goodwill. Management believes that the adoption of this Statement will not have a material impact on its financial condition or results of operations.

5.    BUSINESS SEGMENT INFORMATION

The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The principal activities conducted by commercial banking are the delivery of commercial business and private banking services with the emphasis on commercial business loans. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Bank's branch offices. Real estate lending includes single-family residential, multi-family residential, commercial real estate loans, and the associated loan servicing activities.

The financial results of each segment were derived from the Company's general ledger system. Since the Company is not specifically organized around lines of business, most reportable segments are comprised of more than one operating segment. Expenses incurred directly by marketing and back office support functions are not allocated to the major lines of business.

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

Financial highlights by lines of business:

CONDENSED STATEMENTS OF OPERATIONS:

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                  Commercial        Retail         Real Estate
(in thousands)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision              $     2,693      $     8,814      $     3,319      $    (1,106)     $    13,720
   for loan losses
Other income                                             210            1,266              572            2,111            4,159
Other expense                                           (697)          (3,124)            (583)          (8,307)         (12,711)
--------------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit              $     2,206      $     6,956      $     3,308      $    (7,302)     $     5,168
      Income taxes                                                                                                        (1,696)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $     3,472
================================================================================================================================
Total assets                                     $   311,293      $   649,996      $   336,233      $   180,693      $ 1,478,215
================================================================================================================================

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                  Commercial        Retail         Real Estate
(in thousands)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------------------------------------------------------------------------------------------

Net interest income after
provision                                        $     2,398      $    11,099      $     1,418      $      (962)     $    13,953
   for loan losses
Other income                                             176            1,117              132            1,593            3,018
Other expense                                           (696)          (4,209)            (494)          (5,906)         (11,305)
--------------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit              $     1,878      $     8,007      $     1,056      $    (5,275)           5,666
      Income taxes                                                                                                        (1,947)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $     3,719
================================================================================================================================
Total assets                                     $   364,614      $   591,579      $   314,291      $   169,014      $ 1,439,498
================================================================================================================================



                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 Commercial         Retail         Real Estate
(IN THOUSANDS)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision              $     8,612      $    25,441      $     8,962      $    (2,455)     $    40,560
   for loan losses
Other income                                             514            3,605            1,797            5,422           11,338
Other expense                                         (1,997)         (13,221)          (1,803)         (20,780)         (37,801)
--------------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit              $     7,129      $    15,825      $     8,956      $   (17,813)          14,097
      Income taxes                                                                                                        (4,753)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $     9,344
================================================================================================================================
Total assets                                     $   311,293      $   649,996      $   336,233      $   180,693      $ 1,478,215
================================================================================================================================

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                  Commercial        Retail         Real Estate
(IN THOUSANDS)                                     Banking          Banking          Lending           Other            Total
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after
provision                                        $     7,297      $    31,492      $     4,368      $    (2,701)     $    40,456
   for loan losses
Other income                                             472            3,181              536            4,329            8,518
Other expense                                         (1,740)         (11,092)          (1,535)         (19,045)         (33,412)
--------------------------------------------------------------------------------------------------------------------------------
Contribution to overhead and profit              $     6,029      $    23,581      $     3,369      $   (17,417)          15,562
      Income taxes                                                                                                        (5,356)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $    10,206
================================================================================================================================
Total assets                                     $   364,614      $   591,579      $   314,291      $   169,014      $ 1,439,498
================================================================================================================================

6. TRUST PREFERRED OBLIGATIONS

During the third quarter of 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in CBSI debentures issued by the Company at the same time. The debentures have an initial rate of 7.29%. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company can call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. The Company has used $8.0 million of the proceeds from the trust preferred offering to retire outstanding short-term debt and $4.0 million to repurchase 300,000 shares of its outstanding common stock as part of an ongoing stock repurchase program announced in August 2001.

7. STOCK REPURCHASE

In August 2001 the Board of Directors approved a stock repurchase program concurrent with its participation in a pooled trust preferred offering (as discussed above). Under the stock repurchase program, the Company may systematically repurchase up to 660,000 of its outstanding shares of Common Stock, representing approximately 5% of the 13.1 million common shares outstanding at the time of the repurchase program announcement. The Company intends to continue to repurchase shares from time to time in the open market, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution.

As of September 30, 2001 the Company has repurchased 300,000 shares of common stock at an average price of $13.49 per share, and totaling $4.046 million, representing the retirement of approximately 2.3% of the common shares outstanding at the time of the stock repurchase program announcement.

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

OVERVIEW

Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 33 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (Division of Banks). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

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

Management believes the consolidation among financial institutions in the northwest part of the U.S. has created significant gaps in the ability of large banks operating in the states comprising that area to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it now serves and in areas contiguous to those markets. The Company has closely followed the significant changes to federal banking laws, which allow financial institutions to engage in a broader range of activities than previously permitted. Those laws also authorize the creation of financial holding companies to facilitate such expanded activity. As the Company pursues its growth strategy, it is likely that the Company will utilize the new financial holding company structure to accommodate an expansion of its products and services.

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call(TM) telephone banking, Columbia OnLine(TM) internet banking, development of complementary lines of business, and acquisitions. In particular, the Company anticipates continued expansion in Pierce County, north into King County, south into Thurston County and northwest into Kitsap County. Aggressive expansion within the Seattle and "Eastside" areas of King County was begun in 2000 with the hiring of additional experienced bankers with extensive knowledge of the market. The planned growth in King County is expected to accelerate in early 2002 and beyond.

The Company has 33 branches; 19 in Pierce County, 8 in King County, 4 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from 4 branches primarily through internal growth. During the third quarter, the Company opened a new branch in Tacoma at 13th & "A" Street on the first floor of the building that houses its corporate offices.

During the third quarter of 2001, the Company continued its planned expansion in the King County market. The Company continued its expansion in Bellevue and the greater Eastside and has laid the foundation for sustained growth by establishing relationships in commercial and private banking in downtown Seattle. In early 2002, the Company expects to open an office in downtown Seattle at 2nd and Columbia and a branch office in Redmond, Washington. In addition to the King County expansion, the Company continues to expand in its traditional market areas. The Martin Luther King Way branch in Tacoma and the Bonney Lake branches both opened in October 2001. An expansion of the Summit branch in Puyallup and a new, more visible facility in Fife are also planned. New branches normally do not contribute to net income for many months after opening.

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

In order to fund its lending activities and to allow for increased contact with customers, the Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the expense ratios will remain relatively high by industry standards for the foreseeable future due to the Company's continuing growth strategy and emphasis on convenience and personal service.

The economy of the Company's principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years; however, growth in the first nine months of 2001 appears to have slowed noticeably and further slowing is anticipated. As a result of the September 11, 2001 terrorism experienced on the East Coast, the commercial airline and aerospace industries have begun to contract in the Puget Sound region. Boeing Company press releases estimated a decline of its commercial airplane deliveries of approximately 3% in 2001 and a decrease of between 22% to 33% in 2002 from deliveries forecasted prior to the tragic events of September 11. Consequently; Boeing has announced it expects cuts between 20,000 and 30,000 employees from its workforce by the end of 2002, starting in December of this year. The full impact and timing of these job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by Columbia Bank are expected to weaken.

RESULTS OF OPERATIONS

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company's operating expenses consist primarily of compensation and employee benefits costs, and occupancy expense. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the third quarter of 2001 was $3.5 million, or $0.26 per diluted share, compared to $3.7 million, or $0.28 per diluted share, for the third quarter of 2000, a decrease in net income of 6.6%. Net income for the nine months ended September 30, 2001, was $9.3 million, or $0.71 per diluted share, a decrease of 8.5% compared to $10.2 million, or $0.78 per diluted share for the same period in 2000. The earnings decrease for the third quarter and nine-month periods is due primarily to a declining net interest margin as a result of the rapid reduction of interest rates and slow loan growth during the first nine months of 2001.

NET INTEREST INCOME

Net interest income for the third quarter of 2001 increased 0.8% to $14.97 million, from $14.85 million in the third quarter of 2000. For the nine months ended September 30, 2001, net interest income increased 1.1% to $43.6 million from $43.2 million for the same period in 2000. During the first nine months of 2001 interest rates decreased dramatically as the "prime rate" declined 350 basis points (a basis point is 1/100th of 1 percent). As a result, the Company's loan yields, approximately 40% of which adjust immediately with a change in the prime rate, decreased rapidly. Additionally, in the third and fourth quarters of 2000, competition for deposits to fund loan demand placed upward pressure on the cost of deposits and borrowings, thus increasing the Company's cost of funding. Since reductions in deposit and other funding costs initially lag reductions in interest-earning asset yields, when interest rates declined during the first nine months of 2001, the yield on interest-earning assets declined faster than the previously increased cost of interest-bearing liabilities. During the first nine months of 2001, the Company took steps to lower its cost of deposits. The effect of these adjustments will initially lag the effect of reduced loan yields. Lower long-term interest rates have resulted in greater mortgage banking income as residential mortgage originations increased.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.49% in the third quarter of 2001 from 4.65% in the third quarter of 2000. Average interest-earning assets increased 4.4% to $1.33 billion compared with $1.28 billion in the same period in 2000. The yield on average interest-earning assets decreased 120 basis points to 7.66% during the third quarter of 2001 compared with 8.86% during the same period of 2000. In comparison, average interest-bearing liabilities grew to $1.09 billion, or 3.2% compared with $1.05 billion for the same period in 2000, and the average cost of interest-bearing liabilities decreased 121 basis points to 3.89% during the third quarter of 2001 from 5.10% in the same period of 2000.

For the first nine months of 2001, net interest margin decreased to 4.34% from 4.69% for the same period in 2000. Average interest-earning assets grew to $1.35 billion during the first nine months of 2001, compared with $1.23 billion for the same period in 2000. The yield on average interest-earning assets decreased 61 basis points to 8.08% during the first nine months of 2001 from 8.69% in the same period of 2000. In comparison, average interest-bearing liabilities grew to $1.11 billion, compared with $1.02 billion for the same period in 2000, and the cost of average interest-bearing liabilities decreased 27 basis points to 4.56% during the first nine months of 2001 from 4.83% in the same period of 2000.

The unusually rapid decrease in interest rates during the first nine months of 2001 was the primary cause for slow net interest income growth during the first nine months of 2001. The Company's net interest margin hit a low of 4.24% for the first quarter 2001, improving to 4.31% in the second quarter and 4.49% in the third quarter. Management expects continued, but slower, improvement in net interest margin during the fourth quarter 2001 as interest rate reductions moderate and deposit cost repricing catches up with reductions in rates on interest-earning assets. Average interest-earning assets decreased $13.4 million, or 1.1%, to $1.33 billion compared with $1.35 billion in the second quarter of 2001 and $1.37 billion in the first quarter of 2001. The reduction was comprised in large part by a decrease of $18.5 million in average loans and a decrease of $4.2 million in investments and was partially offset by an increase of $4.7 million in other interest earning assets. The yield on average interest-earning assets decreased 44 basis points to 7.66%, from 8.10% during the second quarter, 8.48% in the first quarter of 2001, and from 8.75% in the fourth quarter of 2000. During the third quarter, average interest-bearing liabilities decreased $13.2 million, or 1.2%, to $1.09 billion compared with the second quarter of 2001, including a decrease of $4.36 million in interest-bearing deposits and a decrease of $8.81 million in borrowings. The decrease in interest-bearing deposits is primarily due to run-off of higher rate CDs. The cost of average interest-bearing liabilities decreased 75 basis points to 3.89% during the third quarter of 2001, from 4.64% in the second quarter of 2001, 5.13% in the first quarter of 2001, and 5.20% in the fourth quarter of 2000.

During the second quarter of 2001 the Bank purchased an income stream on a group of leases. The asset is classified as an "other asset" with a face value of $5.0 million. The income is recorded monthly as "interest income".

During the third quarter of 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in CBSI debentures issued by the Company at the same time. The Company has used $8.0 million of the proceeds from the trust preferred offering to retire outstanding short-term debt and $4.0 million to repurchase 300,000 shares of its outstanding common stock as part of an ongoing stock repurchase program announced in August 2001. Interest payments in connection with this offering are recorded monthly as "interest expense".

LOOKING FORWARD
The continued decline in short term interest rates during the third quarter of 2001, and potential further reductions, will continue to put pressure on the net interest margin. However, recent growth in core deposits and improvement in the price of interest-bearing liabilities will offset a portion of that pressure. For that reason, management continues to expect that the Company's 2001 earnings will be in the range of $0.95 - $1.05 per share.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
COLUMBIA BANKING SYSTEM, INC.

                                                     Three Months Ended        Increase         Nine Months Ended         Increase
                                                        September 30,         (Decrease)           September 30,         (Decrease)
(IN THOUSANDS)                                       2001          2000         Amount          2001          2000         Amount
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Loans                                            $1,219,182    $1,171,773    $   47,409     $1,224,533    $1,135,213    $   89,320
 Securities                                           95,389        96,419        (1,030)        99,588        95,795         3,793
 Interest-earning deposits with banks                 12,301         7,329         4,972         24,391         3,625        20,766
 Other interest-earning assets                         4,740                       4,740          2,161                       2,161
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   1,331,612     1,275,521        56,091      1,350,673     1,234,633       116,040

 Other earning assets                                 14,978                      14,978          5,138                       5,138
 Non-earning assets                                  105,612       112,080        (6,468)       107,747       108,839        (1,092)
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                    $1,452,202    $1,387,601    $   64,601     $1,463,558    $1,343,472    $  120,086
===================================================================================================================================

 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing deposits                        $1,038,043    $  996,785    $   41,258     $1,056,731    $  959,235    $   97,496
 Federal Home Loan Bank advances                      32,215        50,408       (18,193)        40,745        59,787       (19,042)
 Trust preferred obligations                          14,383                      14,383          4,847                       4,847
 Other borrowings                                      2,696         6,500        (3,804)         5,566         5,363           203
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              1,087,337     1,053,693        33,644      1,107,889     1,024,385        83,504

 Noninterest-bearing deposits                        229,692       214,225        15,467        223,509       203,875        19,634
 Other noninterest-bearing liabilities                11,460        10,217         1,243         12,003         9,923         2,080
 Shareholders' equity                                123,713       109,466        14,247        120,157       105,289        14,868
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity    $1,452,202    $1,387,601    $   64,601     $1,463,558    $1,343,472    $  120,086
===================================================================================================================================

NONINTEREST INCOME

Noninterest income increased $1.14 million or 37.8% in the third quarter of 2001, and $2.8 million, or 33.1%, for the first nine months of 2001 compared with the same period in 2000. Increases during the third quarter and the first nine months of 2001 were primarily centered in mortgage banking operations and merchant services income. Mortgage banking income has been favorably impacted by increased residential mortgage originations due to the effect of lower long-term interest rates. Increases in merchant services income is due to the overall growth of the customer base and the continued emphasis on expanding the market for that product. Noninterest income increased 25% from the first quarter of 2001 to the third quarter of 2001. During the third quarter and first nine months of 2001, the Company recorded net gains on sale of investment securities of $70,000 and $107,000, respectively.

During the third quarter, the Bank purchased an additional $4.0 million of "Bank Owned Life Insurance" (BOLI) in connection with a Company benefit plan. Year to date, the Company has purchased $16.3 million of BOLI, $12.3 million in the second quarter 2001 and $4.0 million in the third quarter 2001. The asset is classified as an "other asset" and the income is tax-exempt and recorded as "other income".

NONINTEREST EXPENSE

Total noninterest expense increased $1.4 million, or 12.4%, for the third quarter of 2001, and $4.4 million, or 13%, for the first nine months of 2001, compared with the same periods in 2000. The increases were primarily due to personnel and occupancy costs associated with the Company's expansion and other expenses. The personnel cost increases reflect significant hiring in the fourth quarter of 2000 and the first quarter 2001 of experienced bankers in connection with the Company's King County expansion. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 66.7% and 68.9% for the third quarter and first nine months of 2001, respectively, compared to 63.3% and 64.7% for the same periods in 2000.

INCOME TAXES

For the third quarter and first nine months of 2001, the Company recorded income tax provisions of $1.7 million and $4.8 million, respectively, compared with $1.9 million and $5.4 million for the same periods in 2000.

CREDIT RISK MANAGEMENT

The extension of credit in the form of loans or other credit products to individuals and businesses is a major portion of the Company's principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, aggregation of debt limits to a single borrower and the type of borrower.

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company would assess whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", would warrant specific reserves or a write-down of the loan. See "Provision and Allowance For Loan Losses" on page 19.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company's Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with appropriate loan committees, has the responsibility for administering the credit approval process. As another part of its control process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent examination to ensure continued performance and proper risk assessment.

LOAN PORTFOLIO ANALYSIS

The Company is a full service commercial bank, which originates a wide variety of loans. Consistent with the trend begun in 1993, the Company continues to concentrate its efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                                          September 30,          % of           December 31,        % of
 (IN THOUSANDS)                                                2001              Total              2000            Total
---------------------------------------------------------------------------------------------------------------------------
 Commercial business                                       $   468,916              39.4%       $   496,125            41.6%
 Real estate:
     One-to-four family residential                             56,283               4.7             55,922             4.7
     Five or more family residential and
       commercial properties                                   441,760              37.2            428,884            36.0
---------------------------------------------------------------------------------------------------------------------------
         Total real estate                                     498,043              41.9            484,806            40.7
 Real estate construction:
     One-to-four family residential                             23,969               2.0             33,548             2.8
     Five or more family residential and
       commercial properties                                    90,454               7.6             74,451             6.3
---------------------------------------------------------------------------------------------------------------------------
         Total real estate construction                        114,423               9.6            107,999             9.1
 Consumer                                                      110,050               9.3            106,633             8.9
---------------------------------------------------------------------------------------------------------------------------
      Sub-total loans                                        1,191,432             100.2          1,195,563           100.3
 Less: Deferred loan fees                                       (2,726)             (0.2)            (3,043)           (0.3)
---------------------------------------------------------------------------------------------------------------------------
      Total loans                                          $ 1,188,706             100.0%       $ 1,192,520           100.0%
===========================================================================================================================
 Loans held for sale                                       $    22,826                          $    14,843
===========================================================================================================================

Total loans (excluding loans held for sale) at September 30, 2001 decreased $3.8 million, or 0.3%, to $1.2 billion from year-end 2000. The commercial loan decrease was partially offset by increases in real estate, real estate construction, and consumer loans.

COMMERCIAL LOANS: Commercial loans decreased $27.2 million to $468.9 million from year-end 2000, representing 39.4% of total loans compared with 41.6% of total loans at December 31, 2000. Management is committed to providing competitive commercial lending in the Company's market areas. The Company continues to emphasize its relationship banking with businesses, business owners and affluent individuals and expects to continue to expand its commercial lending products.

REAL ESTATE LOANS: Residential one-to-four family loans increased $361 thousand to $56.3 million at September 30, 2001, representing 4.7% of total loans, compared with $55.9 million, or 4.7% of total loans at December 31, 2000. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one-to-four family portfolio loans generally be owner-occupied. The loan amounts may not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

The Company makes multi-family and commercial real estate loans in its market areas. Multi-family and commercial real estate lending increased $12.9 million, or 3%, to $441.8 million at September 30, 2001, representing 37.2% of total loans, from $428.9 million, or 36.0% of total loans at December 31, 2000. The increase in multi-family and commercial real estate lending during 2001 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

REAL ESTATE CONSTRUCTION LOANS: The Company originates a variety of real estate construction loans. One- to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $9.6 million to $24 million at September 30, 2001, representing 2% of total loans, from $33.5 million, or 2.8% of total loans at December 31, 2000. Multi-family and commercial real estate construction loans increased $16.0 million to $90.5 million at September 30, 2001, representing 7.6% of total loans, from $74.5 million, or 6.3% of total loans at December 31, 2000.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

CONSUMER LOANS: At September 30, 2001, the Company had $110.1 million of consumer loans outstanding, representing 9.3% of total loans, an increase of $3.4 million compared with $106.6 million, at December 31, 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

                                                                                       September 30,   December 31,
(IN THOUSANDS)                                                                             2001           2000
----------------------------------------------------------------------------------------------------------------
Nonaccrual:
  One-to-four family residential                                                          $   462        $   410
  Commercial real estate                                                                      193            698
  Commercial business                                                                       6,232         11,091
  Consumer                                                                                    329            307
----------------------------------------------------------------------------------------------------------------
     Total                                                                                  7,216         12,506

Restructured:
  One-to-four family residential construction                                                 949          1,136
  Commercial business
----------------------------------------------------------------------------------------------------------------
     Total                                                                                    949          1,136

----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                            $ 8,165        $13,642
================================================================================================================

Real estate owned                                                                         $   422        $ 1,291
----------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                $ 8,587        $14,933
================================================================================================================

The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. In the fourth quarter 2000, deterioration of a single large credit relationship with a principal balance of $8.0 million caused the Company to place $6 million of the loan balance on nonaccrual and include it in impaired loans. With a slowing economy predicted for the next several quarters and due to management's determination to respond aggressively to any potential declines in overall loan quality, the Company decided to charge-off the $6.0 million, and to take certain other charge-offs totaling $1.1 million, in the third quarter of 2001. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the charged-off assets as possible. Substantially all nonperforming loans are to borrowers within the State of Washington.

Nonperforming loans were $8.2 million, or 0.69% of total loans (excluding loans held for sale) at September 30, 2001, compared to $13.6 million, or 1.14% of total loans at December 31, 2000.

Restructured loans decreased to $949,000 at September 30, 2001, from $1.1 million, at December 31, 2000.

Real estate owned, which is comprised of property from foreclosed real estate loans, decreased $869,000 to $422,000 at September 30, 2001, from $1.3 million at December 31, 2000. During the third quarter of 2001, the Company completed sale on a foreclosed property that was initiated in the second quarter. A one-time gain of $373,000 was recorded in connection with the transaction. At September 30, 2001, REO consisted of two foreclosed properties.

Total nonperforming assets totaled $8.6 million, or 0.58% of period-end assets at September 30, 2001, compared to $14.9 million, or 1.00% of period-end assets at December 31, 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1.   General Reserves consistent with SFAS No. 5, "Accounting for
     Contingencies."

2.   Criticized/Classified Loss Reserve on specific relationships

3. Specific allowances for identified problem loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

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

At September 30, 2001, the Company's allowance for loan losses was $13.4 million, or 1.13% of the total loans (excluding loans held for sale), and 164% of nonperforming loans. This compares with an allowance of $18.8 million, or 1.58% of the total loan portfolio, and 137.7% of nonperforming loans, at December 31, 2000.

In the fourth quarter 2000, the Company took an additional loan loss provision of $6.0 million to increase its allowance for loan losses to reflect the deterioration of a single substantial credit relationship. The reduction of the Company's allowance for loan losses in the third quarter of 2001 as compared to the same period in 2000 is principally due to the charge-off of $6 million of the substantial credit that was previously identified and removal of the related specific reserve.

As a result of the deterioration of this single relationship, the Company undertook a comprehensive review of the process currently in place to detect and react to other potential loan portfolio deterioration. Based on the results of that review, management is confident that the problems with the single loan are not symptomatic of other similar problems in the loan portfolio. In addition, management retained the Secura Group, a nationally recognized firm with expertise in commercial loan credit review, to conduct an independent assessment of the Company's loan and collateral monitoring procedures. A summary of the findings of that firm was filed as an exhibit to the second quarter form 10-Q. Management has implemented the recommendation to provide greater organizational separation between the credit administration and loan production functions. The Chief Credit Officer manages the credit process while the Senior Production Officer is responsible for loan production. Both the Chief Credit Officer and the Senior Production Officer report directly to the President of Columbia Bank.

Net loan charge-offs amounted to $8.4 million for the first nine months of 2001 compared with net loan charge-offs of $98,000 for the same period in 2000. The single substantial credit relationship as noted in the nonperforming assets discussion accounted for $6 million of the third quarter 2001 charge-offs, while the remaining $1.1 million in net charge-offs in the third quarter was comprised of several loans charged-off, the largest of which was $400,000. During the first nine months of 2001, the Company set aside $3.05 million as a provision for loan losses, an increase of $350,000 over the same period in 2000. In view of apparent softness in the economy of its market area and weakening of its loan portfolio, the Company chose to increase its provision for loan losses at this rate despite slowing loan growth. Management will regularly evaluate the necessity of any additions to the loan loss reserve based upon the Company's credit quality, loan growth, the economy and other factors.

The following table provides an analysis of the Company's allowance for loan losses at the dates and the periods indicated:

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
(IN THOUSANDS)                                                        2001             2000             2001             2000
-------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                   $ 19,224         $ 12,072         $ 18,791         $  9,967
Charge-offs:
  One-to-four family residential construction                           (110)              (8)            (110)             (20)
  Commercial business                                                 (7,003)            (239)          (8,457)            (512)
  Consumer                                                               (14)            (190)             (24)            (307)
-------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                 (7,127)            (437)          (8,591)            (839)
Recoveries:
  Commercial business                                                     40               27              112              722
  Consumer                                                                10                7               35               19
-------------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                      50               34              147              741
-------------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                          (7,077)            (403)          (8,444)             (98)

Provision charged to expense                                           1,250              900            3,050            2,700
-------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                      $ 13,397         $ 12,569         $ 13,397         $ 12,569
===============================================================================================================================

LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

DEPOSIT ACTIVITIES

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits decreased $31.2 million, or 2.4%, to $1.296 billion at September 30, 2001 from $1.327 billion at December 31, 2000. The decrease was primarily centered in certificates of deposit balances, as the Company reduced the rates of interest offered on the certificates. Average core deposits (demand deposit, savings, and money market accounts) increased to $715.9 million, during the third quarter of 2001, from $681.5 million in the second quarter of 2001, and from $689.1 million during the first quarter of 2001.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits increased in 2000, and management anticipates continued use of such deposits to fund loans. At September 30, 2001, brokered and other wholesale deposits (excluding public deposits) totaled $40.2 million, or 3.1% of total deposits, compared with $53.0 million, or 4% of total deposits at December 31, 2000. The brokered deposits have varied maturities up to 5 years.

BORROWINGS

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as a source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. One-to-four family real estate mortgages and certain other assets secure FHLB advances. At September 30, 2001, the Company had short-term advances of $27.3 million compared to a balance of $40.0 million at December 31, 2000. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

TRUST PREFERRED OBLIGATIONS

During the third quarter of 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in CBSI debentures issued by the Company at the same time. The debentures have an initial rate of 7.29%. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company can call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. The Company has used $8.0 million of the proceeds from the trust preferred offering to retire outstanding short-term debt and $4.0 million to repurchase 300,000 shares of its outstanding common stock as part of an ongoing stock repurchase program announced in August 2001.

CAPITAL

Shareholders' equity at September 30, 2001, was $122.1 million compared with $113.8 million at December 31, 2000. The increase is due primarily to net income of $9.3 million during the first nine months of 2001. Shareholders' equity was 8.3% and 7.61% of total period-end assets at September 30, 2001, and December 31, 2000, respectively.

Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2001, the Company's leverage ratio was 9.84%, compared with 7.77% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity and trust preferred obligations less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 10.55% and 11.54% respectively, at September 30, 2001, compared with 8.58% and 9.54%, respectively, at December 31, 2000.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Columbia Bank qualified as "well-capitalized" at September 30, 2001. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2001, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2000.

PART II  -  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

4.1 Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1 Form of Split Dollar Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following executive officers: Melanie J. Dressel, J. James Gallagher, Don L. Hirtzel, H. R. Russell, Gary R. Schminkey, and Evans Q. Whitney.

10.2 Form of Executive Supplemental Compensation Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following executive officers: Melanie J. Dressel, J. James Gallagher, H. R. Russell, Gary R. Schminkey, and Evans Q. Whitney.

10.3 Form of Director Long-Term Care Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the directors of the Company.

(b)      Reports on Form 8-K


On August 13, 2001, the Company filed an 8-K dated August 9, 2001 announcing that it had received $22 million from its participation in a pooled trust preferred offering and that its Board of Directors had approved a stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COLUMBIA BANKING SYSTEM, INC.
                                  (Registrant)



Date   November 13, 2001                By  /s/ J. James Gallagher
     ------------------------------        -------------------------------
                                             J. James Gallagher
                                             Vice Chairman and
                                             Chief Executive Officer

Date   November 13, 2001                By  /s/ Gary R. Schminkey
     ------------------------------        -------------------------------
                                             Gary R. Schminkey
                                             Executive Vice President and
                                             Chief Financial Officer