Form 10-K405
period 2001-12-31
COLUMBIA BANKING SYSTEM INC
filed 2002-03-04
CIK 887343

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

                        Commission File Number 0-20288

                               -----------------

                         Columbia Banking System, Inc.
            (Exact name of registrant as specified in its charter)

                     Washington                91-1422237
                   (State or other          (I.R.S. Employer
                   jurisdiction of       Identification Number)
                  incorporation or
                    organization)

                                1301 "A" Street
                           Tacoma, Washington 98401
              (Address of principal executive offices) (Zip code)

      Registrant's Telephone Number, Including Area Code: (253) 305-1900

                               -----------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                               (Title of class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates of registrant at January 31, 2002 was $150,302,187. The number of shares of registrant's Common Stock outstanding at January 31, 2002 was 12,619,831.

     Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant's definitive Proxy Statement Dated February
  26, 2002.............................................    Part III

================================================================================

                         COLUMBIA BANKING SYSTEM, INC

                               TABLE OF CONTENTS

The Company..........................................................................  1
Five-Year Summary of Selected Financial Data.........................................  6
Financial Data Supplement
   Consolidated Five-Year Statements of Operations...................................  7
   Consolidated Five-Year Summary of Average Balances and Net Interest Revenue.......  8
Management's Discussion and Analysis of Financial Condition and Results of Operations 10
Quarterly Common Stock Prices and Dividend Payments.................................. 28
Effects of Governmental Monetary Policies............................................ 28
Supervision and Regulation........................................................... 29
Executive Officers & Employees....................................................... 31
Independent Auditors' Report......................................................... 33
Consolidated Financials Statements
   Consolidated Statements of Operations............................................. 34
   Consolidated Balance Sheets....................................................... 35
   Consolidated Statements of Shareholders' Equity................................... 36
   Consolidated Statements of Cash Flows............................................. 37
   Notes to Consolidated Financial Statements........................................ 38
Annual Report on Form 10-K........................................................... 59
10-K Cross Reference Index........................................................... 60
Exhibits and Reports on Form 8-K..................................................... 61

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

   This Annual Report and Form 10-K includes forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe Columbia's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," and "anticipate" and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001, are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged.

                                  THE COMPANY

General

   Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 32 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

   The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company's principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. Since the reorganization, the Company has grown from four branch offices at January 1, 1993 to 32 branch offices at December 31, 2001 and has plans to open additional branches in 2002 as discussed below. The Company's rate of growth moderated in 2001 as discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations presented later in this report. Even including the slower growth performance in 2001, in the five years ended December 31, 2001, the Company has achieved significant growth in profitability, assets, loans, deposits and core deposits, as shown in the following chart.

                            At/For Year Ended Five Year Compounded
                            December 31, 2001  Annual Growth Rate
                            ----------------- --------------------
                                    (dollars in thousands)
             Net Income....    $   12,513              22%
             Assets........     1,498,294              16
             Loans.........     1,170,633              17
             Total Deposits     1,306,750              17
             Core Deposits.       846,546              21

Business Overview

   The Company's goal is to become the leading super community banking company headquartered in the Pacific Northwest while establishing a significant presence in selected northwest markets. Strategic business combinations may augment internal growth. The Company intends to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households. The Company's intent is to achieve superior financial performance at the earliest practical date, consistent with development of its northwest franchise.

   Management believes the ongoing consolidation among financial institutions in the northwest part of the U.S. has created significant gaps in the ability of large banks operating in the states comprising that area to serve certain customers, particularly the Company's target customer base of small and medium-sized businesses, professionals and other individuals. The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it now serves and in areas contiguous to those markets. The Company has closely followed the significant changes to federal banking laws in late 1999 which allow financial institutions to engage in a broader range of activities than previously permitted. That legislation also authorizes the creation of financial holding companies to facilitate such expanded activity. As the Company pursues its growth strategy, it is likely that the Company will utilize the new financial holding company structure to accommodate an expansion of its products and services.

   The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call(TM) telephone banking, Columbia OnLine(TM) internet banking, development of complementary lines of business, and acquisitions. In particular, the Company anticipates continued growth in Pierce County, and growth and expansion north into King County, south into Thurston County and northwest into Kitsap County. Beginning in 2000 and continuing in 2001, the Company focused on expanding its presence within the Seattle and "Eastside" areas of King County. The Company hired additional bankers with extensive knowledge and experience in those markets. These bankers are expected to be instrumental in expanding the Company's private banking, commercial banking and retail presence in the King County area. During the year 2001, the Company established a retail banking office in Issaquah. In early 2002, a downtown Seattle and a Redmond office will open.

   The Company has 32 branches as of December 31, 2001: 19 in Pierce County, 8 in King County, 3 in Cowlitz County, 1 in Kitsap County, and 1 in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from 4 branches primarily through internal growth. Construction was completed on a permanent West Olympia facility in February 2001. The Company, through its wholly-owned subsidiary, Columbia Bank, opened four Pierce County branches in 2001. In May 2001 it opened the 84th & Pacific branch, and in October 2001 it opened branches at 11th and Martin Luther King Way and at Bonney Lake. The Company also opened a branch on the ground floor of its new headquarters at 13th & "A" Street in July 2001. The Company's plan to significantly increase its presence in the King County market resulted in the addition of the Issaquah branch in June 2001. In Cowlitz County the Triangle Mall branch in Longview was closed in November 2001 with operations consolidated to the Commerce and 30th Avenue branches. In addition to the new Seattle and Redmond offices previously mentioned, the Company's growth plans for 2002 include an expansion of the Summit branch and a more visible replacement facility in Fife. New branches normally do not contribute to net income for many months after opening.

   In April 2001, the Company moved to its new headquarters in the "Columbia Bank Center" at 13th & "A" Street in downtown Tacoma. The Company leases three floors of this new building, of which it occupies two floors for its executive offices and several loan and support departments, and one floor is subleased. The Company retains its prior headquarters building at Broadway Plaza where its Main Office, currently known as the "Broadway Plaza Branch" is located. Until additional space is needed, the Company intends to lease to others all floors of the five story, Broadway Plaza building except for the first floor where the Broadway Plaza Branch is located and some additional space on the 2nd and 4th floors.

   In order to fund its lending activities and to allow for increased contact with customers, the Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company's expense ratios have improved since 1993, management anticipates that the expense ratios will remain relatively high by industry standards for the foreseeable future due to the Company's growth strategy and emphasis on convenience and personal service. Management has consistently emphasized control of noninterest expense consistent with its expansion strategy. See the discussion of noninterest expense for further detail.

   In addition to the ongoing expansion of its branch network, the Company continuously reviews new products and services to give its customers more financial service options. Also, new technology and services are reviewed for business development and cost saving purposes. The Company's online banking service Columbia On-Line (TM) was in operation for its first full year in 2001. Customers are able to conduct a full range of services on a real time basis, including balance inquiries, transfers, bill paying, loan information, and check image viewing. This online service has also enhanced the delivery of cash management services to its commercial customers.

Market Area

   The economy of the Company's principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years; however, those economies slowed during 2001. Commercial airline and aerospace industries began to contract in the Puget Sound region, most noticeably after the September 11 terrorism attacks. Boeing Company press releases showed a decrease of its commercial airplane deliveries of approximately 2% in 2001 and an estimated decline between 25% and 27% in 2002 from deliveries forecasted prior to the terrorist attacks. Consequently Boeing announced employment layoffs approximating 30,000 by mid-2002, starting in December 2001. The full impact and timing of airline and aerospace industry job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by the Company has weakened. The retail industry also experienced a decline in the last months of 2001 as consumer confidence waned. Growth is anticipated in the biotechnology industry, which is concentrated in the southwest corner of the state and in the Puget Sound region. Also, the recent military build-up after the events of September 11 is expected to have a positive economic impact on the area in light of the large military bases located in the area. The timing of an economic recovery for the Puget Sound region has been estimated by local economists as early as the first half of 2002 and as late as 2003.

   Pierce County, the area in which the Company's expansion in recent years has been primarily focused and the location of Tacoma, is located in the South Puget Sound region. With 19 branch offices in Pierce County at the end of 2001, the Company has positioned itself to increase its market share in this County of approximately

713,000 residents, the second most populous county in Washington State. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County's total employment.

   King County to the north of Tacoma is Washington's most populous county and the location of Seattle, the State's largest city. The County has approximately
1.75 million residents. Bellevue, where the Company had two banking offices at year-end 2001, is located in an area known as the "Eastside," a metropolitan area with a population of approximately 240,000 that includes several King County cities located east of Seattle. A large portion of that economy is linked to the aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered northeast of Bellevue and several biotech firms are located on the Eastside. In recent years, the area has experienced relatively rapid growth in population and employment, though the declining prospects of certain technology companies in 2000 and 2001 has halted that growth. Household incomes in the Eastside are among the highest in Washington. The Company's aggressive expansion in Seattle, Bellevue, and other areas of the Eastside is intended to produce an increase in the Company's share of this market, the largest banking market in the State.

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

   The Company's market area also includes the Longview and Woodland communities in southwest Washington. The population of Cowlitz County, in which Longview and Woodland are located, is approximately 94,000. Cowlitz County's economy has become more diversified in recent years including biotechnology companies, but remains materially dependent on the forest products industry and, as a result, is relatively vulnerable to the cyclical downturns of that industry as well as environmental disputes.

   The Washington state capital of Olympia, with a population of approximately 42,500, and the neighboring community of Lacey, with a population of approximately 31,600, are the principal cities in Thurston County. The County has an approximate population of 210,000. The area enjoys a stable economic climate due largely to state government employment and the proximity of the Fort Lewis Army Base and McChord Air Force Base. According to the Washington State Almanac (an annual publication of demographic information of Washington State counties and cities), approximately 39% of the average employment in Thurston County was through federal, state, and local government agencies. The area also has a significant population of retired military personnel.

   Kitsap County, with a population of approximately 233,000 (sixth largest in the State), is home to the Bremerton Naval Shipyard, and the Trident Submarine Base. Directly west of Seattle across Puget Sound, commuters and visitors are able to travel by ferry in 30 to 60 minutes to jobs and entertainment in Seattle from residences in Kitsap County. According to the Washington State Almanac, approximately 36% of the average employment in Kitsap County is government related.

Competition

   The Company anticipates continuing opportunities to arise from the effects of substantial consolidation among financial institutions in Washington that has occurred to date. Federal law allows mergers or other combinations, relocations of a bank's main office and branching across state lines. Several other financial institutions, which have greater resources than the Company, compete for banking business in the Company's market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations, other than in Pierce and Cowlitz Counties where its share of bank deposits has grown substantially over the last several years. In June 2001, the Federal Deposit Insurance Corporation (FDIC) market share report classified the Company with 17.5% of the deposit market share in Pierce County, which placed the Company second in the County. The Company has also grown to hold the second highest market share in Cowlitz County, with 15.8% market share. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

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

Looking Forward--2002 Performance Goals

   The Company anticipates that business conditions in its principal market areas will be less than robust but will still provide good opportunities to expand in 2002. Management expects that growth will be centered in the Pierce County and King County market areas. Periods of concern about slowing economic growth often provide community oriented banks that have good credit quality and extensive knowledge of the local economy, such as the Company, with attractive opportunities to acquire desirable new business relationships from larger banks. These opportunities will be pursued while applying rigorous credit discipline and thorough analysis to ensure quality growth. Management expects the expansion in King County to be a significant contributor to both loan and deposit growth in 2002. The trend of improving margins experienced after the first quarter of 2001 is expected to continue but moderate in 2002 as deposit repricing slows. In 2002, commercial loans are expected to increase in volume and rates are expected to rise modestly as a majority of these loans reprice with the prime rate.

   The following 2002 performance goals anticipate short-term interest rates increasing slightly faster than long-term rates with the steepness of the yield curve (which shows the spread between short and long-term interest rates) moderating somewhat toward the second half of 2002. The Company is expected to benefit from this rate environment due to its short-term asset sensitive position. In addition, management expects to place more emphasis on the treasury function in 2002 than historically has been the case for the Company. Management expects earnings per share in 2002 to be in a range of $1.10 to $1.20. A more pronounced change in interest rates than is currently expected, further significant declines in the economy, or substantial credit deterioration in the loan portfolio could reduce the anticipated performance of the Company. Columbia's performance goals for 2002, based on current economic and market conditions, include the following:

   Average Loan Growth in the 4-6% Range
   Average Deposit Growth in the 8-10% Range
   Revenue Growth of 8-10%
   Return on Average Equity of Approximately 12.5%
   Return on Average Assets of Approximately 1.0%
   Efficiency Ratio Less Than 66%
   Earnings Per Share Growth 15-25%

                         COLUMBIA BANKING SYSTEM, INC.

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                    2001        2000        1999        1998       1997
                                                 ----------  ----------  ----------  ----------  --------
                                                      (dollars in thousands except per share amounts)
For the Year
Net interest income............................. $   58,205  $   58,268  $   49,509  $   41,960  $ 35,231
Provision for loan losses.......................      5,800       9,800       2,400       1,900     4,726
Noninterest income..............................     17,451      11,587      10,146       8,182    10,624
Noninterest expense.............................     50,954      44,753      39,644      32,794    29,066
Net income......................................     12,513      10,070      11,670      10,201     9,275

Per Share
Basic earnings.................................. $     0.97  $     0.78  $     0.91  $     0.80  $   0.74
Diluted earnings................................       0.96        0.76        0.89        0.78      0.72
Book value......................................       9.46        8.72        7.74        7.01      6.24

Averages
Total Assets.................................... $1,460,263  $1,375,600  $1,131,416  $  939,274  $764,728
Interest-earning assets.........................  1,343,410   1,265,716   1,039,628     863,193   711,484
Loans...........................................  1,218,906   1,149,013     927,373     748,587   613,671
Securities......................................    100,343      97,585      99,149      83,657    71,424
Total deposits..................................  1,281,748   1,197,653     994,096     813,685   656,206
Core deposits...................................    718,262     654,095     605,651     476,128   373,307
Shareholders' equity............................    120,403     107,555      94,718      84,680    64,384

Financial Ratios
Net interest margin.............................       4.36%       4.62%       4.78%       4.87%     4.96%
Return on average assets........................       0.86        0.73        1.03        1.09      1.21
Return on average equity........................      10.39        9.36       12.32       12.05     14.41
Efficiency ratio................................      68.92       64.07       66.46       65.40     65.74
Average equity to average assets................       8.25        7.82        8.37        9.02      8.42

At Year-End
Total assets.................................... $1,498,294  $1,496,495  $1,237,157  $1,059,919  $864,555
Loans...........................................  1,170,633   1,192,520   1,048,006     828,639   685,889
Allowance for loan losses.......................     14,734      18,791       9,967       9,002     8,440
Total deposits..................................  1,306,750   1,327,023   1,043,544     938,345   740,430
Core deposits...................................    846,546     695,343     624,220     582,589   433,228
Shareholders' equity............................    118,966     113,823      99,214      89,566    78,353
Number of full-time equivalent employees........        580         513         469         439       327
Number of banking offices.......................         32          28          27          25        21

Nonperforming assets:
Nonaccrual loans................................ $   17,635  $   12,506  $    4,360  $    3,603  $  1,462
Restructured loans..............................        716       1,136         187       1,783        20
Real estate owned...............................        197       1,291       1,263         901       231
                                                 ----------  ----------  ----------  ----------  --------
   Total nonperforming assets................... $   18,548  $   14,933  $    5,810  $    6,287  $  1,713
                                                 ==========  ==========  ==========  ==========  ========
Nonperforming loans to period-end loans.........       1.57%       1.14%       0.43%       0.65%     0.22%
Nonperforming assets to period-end assets.......       1.24%       1.00%       0.47%       0.59%     0.20%
Allowance for loan losses to period end loans...       1.26%       1.58%       0.95%       1.09%     1.23%
Allowance for loan losses to nonperforming loans      80.29%     137.74%     219.19%     167.14%   569.50%
Net loan charge-offs............................ $    9,857  $      976  $    1,435  $    1,338  $  1,568

Risk-Based Capital Ratios:
Tier I capital..................................      10.55%       8.58%       9.12%       9.89%    10.77%
Total capital...................................      11.65        9.54       10.01       10.88     11.93
Leverage ratio..................................       9.72        7.77        8.46        8.72      9.33

                           FINANCIAL DATA SUPPLEMENT

              CONSOLIDATED FIVE-YEAR STATEMENTS OF OPERATIONS (1)

Columbia Banking System, Inc.

                                                           Years ended December 31,
                                             ----------------------------------------------------
                                                2001       2000       1999       1998      1997
                                             ---------- ---------- ---------- ---------- --------
                                               (dollars in thousands, except per share amounts)
Interest Income:
Loans....................................... $   97,650 $  102,838 $   77,807 $   66,858 $ 56,176
Securities available for sale...............      5,596      5,650      5,619      4,696    3,800
Securities held to maturity.................        265        268        287        419      628
Deposits with banks.........................      1,061      1,240        639      1,654    1,457
                                             ---------- ---------- ---------- ---------- --------
   Total interest income....................    104,572    109,996     84,352     73,627   62,061

Interest Expense:
Deposits....................................     43,763     47,662     32,898     29,759   24,775
Federal Home Loan Bank advances.............      1,690      3,630      1,939      1,908    1,971
Trust preferred obligations.................        635
Other borrowings............................        279        436          6                  84
                                             ---------- ---------- ---------- ---------- --------
   Total interest expense...................     46,367     51,728     34,843     31,667   26,830
                                             ---------- ---------- ---------- ---------- --------
Net Interest Income.........................     58,205     58,268     49,509     41,960   35,231
Provision for loan losses...................      5,800      9,800      2,400      1,900    4,726
                                             ---------- ---------- ---------- ---------- --------
Net interest income after provision for loan
  losses....................................     52,405     48,468     47,109     40,060   30,505
Noninterest income..........................     17,451     11,587     10,146      8,182    7,106
Key man life insurance proceeds.............                                                3,518
Noninterest expense.........................     50,954     44,753     39,644     32,794   27,832
Merger expenses.............................                                                1,234
Noninterest expense.........................     50,954     44,753     39,644     32,794   29,066
                                             ---------- ---------- ---------- ---------- --------
Income before income tax....................     18,902     15,302     17,611     15,448   12,063
Provision for income tax....................      6,389      5,232      5,941      5,247    2,788
                                             ---------- ---------- ---------- ---------- --------
Net Income.................................. $   12,513 $   10,070 $   11,670 $   10,201 $  9,275
                                             ========== ========== ========== ========== ========
Net Income Per Common Share:
   Basic.................................... $     0.97 $     0.78 $     0.91 $     0.80 $   0.74
   Diluted..................................       0.96       0.76       0.89       0.78     0.72
Average number of common shares
  outstanding (basic).......................     12,893     12,846     12,817     12,763   12,547
Average number of common shares
  outstanding (diluted).....................     13,068     13,170     13,120     13,162   12,915
                                             ========== ========== ========== ========== ========
Total assets at end of period............... $1,498,294 $1,496,495 $1,237,157 $1,059,919 $864,555
Long-term obligations.......................     61,367      4,500      3,000     25,000   39,000
Cash dividends..............................
                                             ========== ========== ========== ========== ========

--------
(1) These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

              CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES
                           AND NET INTEREST REVENUE

Columbia Banking System, Inc.

                                                                    2001                         2000
                                                      ----------- -------- ------- ----------- -------- -------
                                                        Average            Average   Average            Average
                                                      Balances(1) Interest  Rate   Balances(1) Interest  Rate
                                                      ----------- -------- ------- ----------- -------- -------
                                                                       (dollars in thousands)
Interest-Earning Assets
Loans:
  Commercial business................................ $  484,382  $ 38,128   7.87% $  475,807  $ 45,280   9.52%
  Real estate (2):
    One- to four-family residential..................    109,006     8,401   7.71     108,063     9,389   8.69
    Five or more family residential and commercial
     properties......................................    517,463    41,859   8.09     463,002    38,431   8.30
  Consumer...........................................    108,055     9,262   8.57     102,141     9,737   9.53
                                                      ----------  -------- ------  ----------  -------- ------
     Total loans.....................................  1,218,906    97,650   8.01   1,149,013   102,837   8.95
Securities (3).......................................    100,343     6,251   6.23      97,585     6,152   6.30
Interest-earning deposits with banks.................     24,161     1,061   4.39      19,118     1,240   6.49
                                                      ----------  -------- ------  ----------  -------- ------
     Total interest-earning assets...................  1,343,410   104,962   7.81   1,265,716   110,229   8.71
Other earning assets.................................      8,025
Non-earning assets...................................    108,828                      109,884
                                                      ----------                   ----------
     Total assets.................................... $1,460,263                   $1,375,600
                                                      ==========                   ==========
Interest-Bearing Liabilities
Certificates of deposit.............................. $  563,486  $ 31,274   5.55% $  543,558  $ 33,053   6.08%
Savings accounts.....................................     51,380       733   1.43      46,722       937   2.01
Interest-bearing demand and money market
 accounts............................................    439,916    11,756   2.67     399,561    13,672   3.42
                                                      ----------  -------- ------  ----------  -------- ------
     Total interest-bearing deposits.................  1,054,782    43,763   4.15     989,841    47,662   4.82
Federal Home Loan Bank advances......................     32,655     1,690   5.17      54,813     3,630   6.62
Trust preferred obligations..........................      9,008       635   7.05
Other borrowings.....................................      4,163       279   6.71       5,245       436   8.31
                                                      ----------  -------- ------  ----------  -------- ------
     Total interest-bearing liabilities..............  1,100,608    46,367   4.21   1,049,899    51,728   4.93
Demand and other noninterest-bearing deposits........    226,966                      207,812
Other noninterest-bearing liabilities................     12,286                       10,334
Shareholders' equity.................................    120,403                      107,555
                                                      ----------                   ----------
     Total liabilities and shareholders' equity...... $1,460,263                   $1,375,600
                                                      ==========                   ==========
     Net interest revenue (3)........................             $ 58,595                     $ 58,501
                                                                  ========                     ========
     Net interest spread.............................                        3.60%                        3.78%
                                                                           ======                       ======
     Net interest margin.............................                        4.36%                        4.62%
                                                                           ======                       ======
Average interest-earning assets to average interest-
 bearing liabilities.................................                      122.06%                      120.56%
                                                                           ======                       ======

--------
(1) Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.8 million in 2001, $1.4 million in 2000, $962,000 in 1999, $503,000 in 1998, and
    $2,000 in 1997.
(2) Real estate average balances include real estate construction loans.
(3) Yields on fully taxable equivalent basis, based on a marginal tax rate of 35% for calendar years 2001 and 2000, and 34% for all prior years presented.

              CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES
                     AND NET INTEREST REVENUE--(Continued)

Columbia Banking System, Inc.

                                                      1999                         1998                         1997
                                          ---------------------------  ---------------------------  ---------------------------
                                            Average            Average   Average            Average   Average            Average
                                          Balances(1) Interest  Rate   Balances(1) Interest  Rate   Balances(1) Interest  Rate
                                          ----------- -------- ------- ----------- -------- ------- ----------- -------- -------
                                                                          (dollars in thousands)
Interest-Earning Assets
Loans:
 Commercial business..................... $  371,549  $32,338    8.70%  $307,174   $28,039    9.13%  $218,560   $20,172    9.23%
 Real estate (2):
   One- to four-family residential.......     90,233    7,437    8.24     96,999     8,512    8.78    109,659    10,936    9.97
   Five or more family residential
     and commercial properties...........    374,788   29,985    8.00    264,314    23,008    8.70    217,412    18,727    8.61
Consumer.................................     90,803    8,047    8.86     80,100     7,299    9.11     68,040     6,341    9.32
                                          ----------  -------  ------   --------   -------  ------   --------   -------  ------
     Total loans.........................    927,373   77,807    8.39    748,587    66,858    8.93    613,671    56,176    9.15
Securities (3)...........................     99,149    6,085    6.14     83,657     5,221    6.24     71,424     4,513    6.32
Interest-earning deposits with banks.....     13,106      639    4.87     30,949     1,654    5.35     26,389     1,456    5.52
                                          ----------  -------  ------   --------   -------  ------   --------   -------  ------
     Total interest-earning assets.......  1,039,628   84,531    8.13    863,193    73,733    8.54    711,484    62,145    8.73
Non-earning assets.......................     91,788                      76,081                       53,244
                                          ----------                    --------                     --------
     Total assets........................ $1,131,416                    $939,274                     $764,728
                                          ==========                    ========                     ========
Interest-Bearing Liabilities
Certificates of deposit.................. $  388,445  $20,332    5.23%  $337,557   $18,917    5.60%  $282,899   $16,017    5.66%
Savings accounts.........................     45,478      936    2.06     39,768       997    2.51     38,301     1,054    2.75
Interest-bearing demand and money
 market accounts.........................    376,079   11,630    3.09    287,007     9,845    3.43    223,514     7,704    3.45
                                          ----------  -------  ------   --------   -------  ------   --------   -------  ------
     Total interest-bearing deposits.....    810,002   32,898    4.06    664,332    29,759    4.48    544,714    24,775    4.55
Federal Home Loan Bank advances..........     35,684    1,939    5.43     34,538     1,908    5.52     35,597     1,971    5.54
Trust preferred obligations..............
Other borrowings.........................        109        6    5.16                                   1,681        84    5.02
                                          ----------  -------  ------   --------   -------  ------   --------   -------  ------
     Total interest-bearing
      liabilities........................    845,795   34,843    4.12    698,870    31,667    4.53    581,992    26,830    4.61
Demand and other noninterest-bearing
 deposits................................    184,094                     149,353                      111,492
Other noninterest-bearing liabilities....      6,809                       6,371                        6,860
Shareholders' equity.....................     94,718                      84,680                       64,384
                                          ----------                    --------                     --------
     Total liabilities and
      shareholders' equity............... $1,131,416                    $939,274                     $764,728
                                          ==========                    ========                     ========
     Net interest revenue (3)............             $49,688                      $42,066                      $35,315
                                                      =======                      =======                      =======
     Net interest spread.................                        4.01%                        4.01%                        4.12%
                                                               ======                       ======                       ======
     Net interest margin.................                        4.78%                        4.87%                        4.96%
                                                               ======                       ======                       ======
Average interest-earning assets to
 average interest-bearing liabilities....                      122.92%                      123.51%                      122.25%
                                                               ======                       ======                       ======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

   This discussion should be read in conjunction with the consolidated condensed financial statements of the Company, and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

   Net income for the year increased 24% to $12.5 million compared to net income of $10.1 million in 2000 and $11.7 million in 1999. On a diluted per share basis, 2001 net income was $0.96 per share, compared with net income of $0.76 per share in 2000, and $0.89 per share in 1999. This improvement in 2001 net income resulted from the Company's lower provision for loan losses as compared to the unusually high level of the provision in 2000.

   Net Interest Income. Net interest income decreased $63,000, or (0.1%), in 2001 compared with an increase of $8.8 million, or 18%, in 2000. The reduction in 2001 net interest income was primarily the result of interest rates declining steadily during the year. The rapid decline of rates resulted in loans repricing more quickly than deposit funding during the first half of 2001 and deposits repricing more quickly in the last half of 2001. The year 2000 increases in net interest income largely were due to the overall growth of the Company and a rising interest rate environment. Average interest-earning assets increased $77.7 million in 2001, and $226.1 million in 2000, while average interest-bearing liabilities increased $50.7 million in 2001, and $204.1 million in 2000.

   Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.36% in 2001, compared with 4.62% in 2000. Average interest-earning assets increased to $1.34 billion, or 6%, during fiscal year 2001, compared with $1.27 billion for fiscal year 2000. The average yield on interest-earning assets decreased to 7.81% in 2001 from 8.71% in fiscal year 2000. In comparison, average interest-bearing liabilities increased to $1.1 billion, or 5%, and the average cost of interest-bearing liabilities decreased to 4.21% from 4.93% in fiscal year 2000.

   During fiscal year 2001, the Board of Governors of the Federal Reserve System reduced the federal funds target rate eleven times, cutting the funds rate from 6.5% at the beginning of the year to 1.75% in December 2001. Loan and investment interest declined in a similar manner, as the "prime rate" was reduced throughout the year. Although deposit yields were decreased as management responded to the reductions in the prime rate, those reductions were delayed for fixed maturity time deposits such as certificates of deposit ("CD"s) while approximately 40% of the loan yields were tied to the prime rate and repriced immediately. The relatively quick repricing of existing loans, versus the slower repricing of deposits, caused the yields on average interest-earning assets to decline more rapidly than the cost of average interest-bearing liabilities during the first half of the year. As a result, the Company's net interest margin declined in the first quarter of 2001 and gradually improved later in the year. Rather than commit to long term deposit rates in a market of declining interest rates, the Company chose to focus on its core deposit growth and substantially changed its mix of deposits as average core deposits increased $64.2 million or 10%, while average CD balances increased $20 million or 4%. Lower interest rates created greater demand for refinanced and new property loans, however, this was balanced by decreased loan demand in the business arena.

   Provision for Loan Losses. The Company's provision for loan losses was $5.8 million for 2001, compared with $9.8 million for 2000 and $2.4 million for 1999. For the years ended December 31, 2001, 2000, and 1999, net loan charge-offs amounted to $9.9 million, $976,000 and $1.4 million, respectively. The 2001 charge-offs included $6.0 million of a troubled loan that was fully reserved for at year-end 2000. The remaining $3.9 million balance of the charge-offs in 2001 was centered in several smaller relationships that were identified throughout the year, and were charged down or charged off. During 2001, the allowance for loan losses balance decreased $4.1 million to $14.7 million as compared with an increase of $8.8 million to $18.8 million at the end of 2000 and $10.0 million at year-end 1999.

   The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) decreased to 1.26% at December 31, 2001 as compared to 1.58% and 0.95% of loans at December 31, 2000 and 1999, respectively. At year-end 2001, the allowance for loan losses to nonperforming loans was 80.29% compared to 137.74% at December 31, 2000. The decline in the loan loss allowance as a percentage of loans was due to the decreased balance of the loan loss allowance from charge-offs during 2001, of which $6 million was specifically reserved for in 2000. The decrease in the percentage of the allowance to nonperforming loans is the result of two large credit relationships being placed on nonaccrual in the fourth quarter of 2001. These two credit relationships are collateralized by real estate and other tangible assets and, in the opinion of management, represent limited loss exposure. Management is carefully monitoring current weaknesses within the local and national economies, and potential weaknesses within the existing loan portfolio, and will increase the Company's loan loss allowance as circumstances warrant. During 2001, management strengthened loan monitoring systems and controls including the separation of the credit administration function and the loan production function. These steps are expected to improve the Company's ability to more closely monitor credit quality as 2002 progresses.

   Noninterest Income. Total noninterest income, excluding the gain on sale of securities, increased $4.1 million, or 36%, in 2001, compared with $1.4 million, or 14%, in 2000. Lower long-term interest rates contributed to additional noninterest income from increased residential mortgage loan originations, while growth in core deposits bolstered service charge and other fee noninterest income. Merchant services income also contributed to increased noninterest income during 2001. Income from mortgage banking improved by $1.9 million, or 251%, compared to a decline of $307,000, or 29%, in 2000. Service charges and other fees increased $887,000 or 14% compared with 2000 and merchant service fees increased $782,000 or 21%. In accordance with the Company's investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio as market conditions allow. Treasury activity in 2001 contributed an additional $1.7 million toward noninterest income from gains on sales of securities.

   Noninterest Expense. Total noninterest expense increased $6.2 million, or 14%, in 2001 and $5.1 million, or 13%, in 2000. The increase in 2001 was primarily due to personnel and occupancy costs associated with the Company's expansion in the major metropolitan areas of King and Pierce counties. The Company reduced its data processing and merchant processing costs as growth and its technology investments created opportunities to realize scale efficiencies. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 68.92% for 2001 compared with 64.07% for 2000, reflecting the Company's slower growth of revenue in 2001 while noninterest expense increased at the same rate as 2000 due in part to the Company's expansion. Management anticipates that the ratios will remain relatively high by industry standards for the foreseeable future due to the Company's growth strategy.

Credit Risk Management

   The extension of credit in the form of loans or other credit substitutes to individuals and businesses is a major portion of the Company's principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt limits to a single borrower.

   In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating and analyzes their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", warrants specific reserves or a write-down of the loan. See "Provision and Allowance For Loan Losses" on page 16 and Note 5 to the consolidated financial statements.

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

   Several modifications to the credit process were implemented in 2001. The most significant change was the separation of the credit administration function from that of loan production. The Executive Vice-President and Chief Credit Officer manages the credit process while the Executive Vice-President, Corporate Banking, is responsible for loan production. Both the Chief Credit Officer and the EVP, Corporate Banking, report directly to the President of Columbia Bank.

Loan Portfolio Analysis

   The Company is a full service commercial bank, which originates a wide variety of loans. Consistent with the trend begun in 1993, the Company continues to concentrate its lending efforts on originating commercial business and commercial real estate loans. The Company also has increased its capacity to originate residential real estate loans, both from retail and wholesale sources.

   The following table sets forth the Company's loan portfolio by type of loan for the dates indicated:

                                                                           December 31,
                                    -----------------------------------------------------------------------------------------
                                                % of               % of               % of             % of             % of
                                       2001     Total     2000     Total     1999     Total    1998    Total    1997    Total
                                    ----------  -----  ----------  -----  ----------  -----  --------  -----  --------  -----
                                                                          (in thousands)
Commercial business................ $  466,638   39.9% $  496,125   41.6% $  426,060   40.6% $332,638   40.1% $270,946   39.5%
Real estate:
One-to-four family residential.....     52,852    4.5      55,922    4.7      64,669    6.2    61,132    7.4    71,095   10.4
Five or more family residential and
 commercial properties.............    432,419   37.0     428,884   36.0     377,708   36.0   291,868   35.2   206,628   30.1
                                    ----------  -----  ----------  -----  ----------  -----  --------  -----  --------  -----
Total real estate..................    485,271   41.5     484,806   40.7     442,377   42.2   353,000   42.6   277,723   40.5
Real estate construction:
One-to-four family residential.....     20,693    1.8      33,548    2.8      32,742    3.1    26,444    3.2    29,695    4.3
Five or more family residential and
 commercial properties.............     91,080    7.7      74,451    6.3      45,886    4.4    23,213    2.8    33,806    4.9
                                    ----------  -----  ----------  -----  ----------  -----  --------  -----  --------  -----
Total real estate construction.....    111,773    9.5     107,999    9.1      78,628    7.5    49,657    6.0    63,501    9.2
Consumer...........................    109,845    9.4     106,633    8.9     103,296    9.9    94,572   11.4    74,710   10.9
                                    ----------  -----  ----------  -----  ----------  -----  --------  -----  --------  -----
Subtotal...........................  1,173,527  100.3   1,195,563  100.3   1,050,361  100.2   829,867  100.1   686,880  100.1
Less deferred loan fees and
 other.............................     (2,894)  (0.3)     (3,043)  (0.3)     (2,355)  (0.2)   (1,228)  (0.1)     (991)  (0.1)
                                    ----------  -----  ----------  -----  ----------  -----  --------  -----  --------  -----
Total loans........................ $1,170,633  100.0% $1,192,520  100.0% $1,048,006  100.0% $828,639  100.0% $685,889  100.0%
                                    ==========  =====  ==========  =====  ==========  =====  ========  =====  ========  =====
Loans held for sale................ $   29,364         $   14,843         $    5,479         $ 10,023         $  4,377
                                    ==========         ==========         ==========         ========         ========

   Total loans (excluding loans held for sale) at December 31, 2001, decreased $22 million, or 2%, from year-end 2000. Commercial business loans and one-to-four family real estate construction contributed a majority of the decrease, offset by growth in both construction and real estate of five or more family residential and commercial properties.

   Commercial Loans: Commercial loans decreased $29.5 million, or 6%, to $466.6 million from year-end 2000, representing 40% of total loans compared with 42% of total loans at December 31, 2000. Management is committed to providing competitive commercial lending in the Company's primary market areas. Management believes slowdowns in commercial lending during 2001 were due to decreased confidence of business owners as the economy slowed during the year. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

   Real Estate Loans: Residential one-to-four family loans decreased $3.1 million to $52.9 million at December 31, 2001, representing 5% of total loans, compared with $55.9 million, or 5% of total loans at December 31, 2000. These loans are used by the Company to collateralize advances from the Federal Home Loan Bank (FHLB). The Company's underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas. The Company may retain larger percentages of such originated loans as market conditions dictate.

   The Company makes multi-family and commercial real estate loans in its primary market areas. Multi-family and commercial real estate lending increased $3.5 million, or 1%, to $432.4 million at December 31, 2001, representing 37% of total loans, from $428.9 million, or 36% of total loans at December 31, 2000. Multi-family and commercial real estate lending during 2001 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

   Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $12.9 million to $20.7 million at December 31, 2001, representing 2% of total loans, from $33.5 million, or 3% of total loans at December 31, 2000. Multi-family and commercial real estate construction loans increased $16.6 million to $91.1 million at December 31, 2001, representing 8% of total loans, from $74.5 million, or 6% of total loans at December 31, 2000. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

   Consumer Loans: At December 31, 2001, the Company had $109.8 million of consumer loans outstanding, representing 9% of total loans, as compared with $106.6 million, and 9% of total loans at December 31, 2000. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

   Foreign Outstanding: The Company is not involved with loans to foreign companies and foreign countries.

   Loan Growth by Market Area: Commencing in 1993 and continuing for several years, management's growth strategy concentrated on the Tacoma/Pierce County market. In 1999, management added to its market area with growth in Thurston and Kitsap counties. Beginning in late 2000, the Company began aggressively pursuing growth in King County and continues this focus as it commits additional resources to the Seattle and adjoining metropolitan markets in 2002.

   Loan Maturities: The following table presents, (i) the aggregate maturities of loans in each major reportable category named below of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year.

                                                Maturing
                                  -------------------------------------
                                    Due    Over 1 but
                                  Through  Through 5   Over 5
            December 31, 2001     1 Year     Years     Years    Total
            -----------------     -------- ---------- -------- --------
                                             (in thousands)
         Commercial business..... $281,686  $129,717  $ 55,235 $466,638
         Real estate construction   39,691    19,555    52,527  111,773
                                  --------  --------  -------- --------
            Total................ $321,377  $149,272  $107,762 $578,411
                                  ========  ========  ======== ========

         Fixed rate loans........ $ 35,792  $ 68,295  $ 36,862 $140,949
         Variable rate loans.....  285,585    80,977    70,900  437,462
                                  --------  --------  -------- --------
            Total................ $321,377  $149,272  $107,762 $578,411
                                  ========  ========  ======== ========

Nonperforming Assets

   Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); and (iii) real estate owned.

   The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans of the Company:

                                                                 December 31,
                                                 -------------------------------------------
                                                  2001     2000     1999     1998     1997
                                                 -------  -------  -------  -------  -------
                                                                (in thousands)
Nonaccrual:
   One-to-four family residential............... $   593  $   410  $    23  $   722  $   661
   Commercial real estate.......................   1,415      698    1,784    1,542
   Commercial business..........................  15,393   11,091    2,176    1,214      728
   Consumer.....................................     234      307      377      125       73
                                                 -------  -------  -------  -------  -------
       Total nonaccrual loans...................  17,635   12,506    4,360    3,603    1,462
Restructured:
   One-to-four family residential...............                                 15       20
   One-to-four family residential construction..     716    1,136      122    1,768
   Commercial business..........................                        65
                                                 -------  -------  -------  -------  -------
       Total restructured loans.................     716    1,136      187    1,783       20
                                                 -------  -------  -------  -------  -------
       Total nonperforming loans................ $18,351  $13,642  $ 4,547  $ 5,386  $ 1,482
                                                 =======  =======  =======  =======  =======
Real estate owned...............................     197    1,291    1,263      901      231
                                                 -------  -------  -------  -------  -------
       Total nonperforming assets............... $18,548  $14,933  $ 5,810  $ 6,287  $ 1,713
                                                 =======  =======  =======  =======  =======
Accruing loans past-due 90 days or more.........                            $    40
                                                                            =======
Potential problem loans......................... $ 4,746  $ 1,631  $ 2,234  $ 1,862  $   669
Allowance for loan losses.......................  14,734   18,791    9,967    9,002    8,440
Allowance for loan losses to total loans........    1.26%    1.58%    0.95%    1.09%    1.23%
Allowance for loan losses to nonperforming loans   80.29%  137.74%  219.19%  167.14%  569.50%
Nonperforming loans to loans....................    1.57%    1.14%    0.43%    0.65%    0.22%
Nonperforming assets to total assets............    1.24%    1.00%    0.47%    0.59%    0.20%
                                                 =======  =======  =======  =======  =======

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

   Potential problem loans are loans which are currently performing and are not nonaccrual, restructured or impaired loans, but about which there are sufficient doubts as to the borrower's ability to comply with present repayment terms in the future and which may later be included in nonaccrual, past due, restructured or impaired loans. Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. Substantially, all nonperforming loans are to borrowers within the State of Washington.

   Real estate owned (REO), which is comprised of property from foreclosed real estate loans, decreased $1.1 million to $197,000 at December 31, 2001 compared to $1.3 million at December 31, 2000. During fiscal year 2001, the Company foreclosed and transferred to REO a net $1.1 million after write downs of $410,000 on two loans collateralized by real estate. The $1.1 net addition to REO concerned one commercial and one residential real estate loan. During the year, the Company completed the sale on two foreclosed properties and realized a one-time gain of $373,000 partially offsetting the writedowns for the year. At December 31, 2001, REO consisted of three foreclosed properties.

   Total nonperforming assets totaled $18.5 million, or 1.24% of period-end assets at December 31, 2001, compared to $14.9 million, or 1.00% of period-end assets at December 31, 2000.

   Nonperforming loans were $18.4 million, or 1.57% of total loans (excluding loans held for sale) at December 31, 2001, compared to $13.6 million, or 1.14% of total loans at December 31, 2000 due principally to increases in the commercial business and commercial real estate categories.

Provision and Allowance for Loan Losses

   The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

       1. General Valuation Allowance consistent with SFAS No. 5, "Accounting for Contingencies."

       2. Criticized / Classified Loss Reserves on specific relationships.

       3. Specific allowances for identified problem loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

   On a quarterly basis (semi-annual in the case of economic and business conditions reviews) the Chief Credit Officer of the Company reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance. These factors include the following as of the applicable balance sheet date:

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

   At December 31, 2001, the Company's allowance for loan losses was $14.7 million, or 1.26% of the total loan portfolio, excluding loans held for sale, and 80.29% of nonperforming loans. This compares with an allowance of $18.8 million, or 1.58% of the total loan portfolio, and 137.7% of nonperforming loans, at December 31, 2000. In the fourth quarter of 2000, deterioration of a single large credit relationship with a principal amount of $8.0 million caused the Company to place $6 million of the loan balance on nonaccrual, include it in impaired loans, and specifically allocate $6 million of the $18.8 million allowance as a reserve against charge-off of that loan. In the third quarter of 2001, with a slowing economy causing collection of the nonaccrual balance to be even more uncertain, management decided to charge-off the $6 million specifically reserved for at year-end 2000. In addition, through the balance of 2001, the Company charged-off a net $3.9 million in loans from other borrowers. These loans were reserved for by the general valuation allowance balance. The decrease in the allowance as a percentage of loans was due to the unusually large net charge-offs of $9.9 million in 2001 partially offset by $5.8 million in loan loss provisions during fiscal year 2001. For the years ended December 31, 2000 and 1999, net loan charge-offs amounted to $976,000 and $1.4 million, respectively. During 2001, the allowance for loan losses balance decreased $4.1 million compared with increases of $8.8 million in 2000 and $1.0 million in 1999.

   During the year 2000, the Company refined its allowance calculations to reflect historical performance of the loan portfolio during the prior five years. Adjustments to the percentages of the allowance allocated to loan categories were made based on trends with respect to delinquencies and problem loans within each pool of loans. During 2001, the Company continued using this methodology for allowance calculations. In addition, the provision for loan losses was increased to reflect management's assessment of economic and business conditions. There were no other significant changes during 2001 in estimation methods or assumptions that affected the Company's methodology for assessing the appropriateness of the allowance.

   Management anticipates that normal growth of the loan portfolio, coupled with credit weakness that could occur as a result of a continued slowdown in the local economy may require continued additions to the allowance for loan losses during the year 2002 in excess of historical contributions.

   The following table provides an analysis of net losses by loan type for the last five years.

                                                                      December 31,
                                                 ------------------------------------------------------
                                                    2001        2000        1999       1998      1997
                                                 ----------  ----------  ----------  --------  --------
                                                                 (dollars in thousands)
Total loans, net at end of period (1)........... $1,170,633  $1,192,520  $1,048,006  $828,639  $685,889
Daily average loans.............................  1,218,906   1,149,013     927,373   748,587   613,671
                                                 ----------  ----------  ----------  --------  --------
Balance of allowance for loan losses at
  beginning of period........................... $   18,791  $    9,967  $    9,002  $  8,440  $  5,282
Charge-offs:
   Commercial business..........................     (9,681)     (1,448)     (1,006)   (1,195)   (1,025)
   Five or more family residential and
     commercial properties......................        (11)
   One- to four-family residential construction.       (109)        (21)       (314)      (57)     (364)
   Consumer.....................................       (247)       (309)       (299)     (333)     (270)
                                                 ----------  ----------  ----------  --------  --------
       Total charge-offs........................    (10,048)     (1,778)     (1,619)   (1,585)   (1,659)
Recoveries:
   Commercial business..........................        138         756         118       175        43
   One- to four-family residential..............                                                      1
   One- to four-family residential construction.                      8
   Consumer.....................................         53          38          66        72        47
                                                 ----------  ----------  ----------  --------  --------
       Total recoveries.........................        191         802         184       247        91
                                                 ----------  ----------  ----------  --------  --------
   Net charge-offs..............................     (9,857)       (976)     (1,435)   (1,338)   (1,568)
Provision charged to expense....................      5,800       9,800       2,400     1,900     4,726
                                                 ----------  ----------  ----------  --------  --------
Balance of allowance for loan losses at end of
  period........................................ $   14,734  $   18,791  $    9,967  $  9,002  $  8,440
                                                 ==========  ==========  ==========  ========  ========
Net charge-off to average loans outstanding.....       0.81%       0.08%       0.16%     0.18%     0.26%
Allowance for loan losses to total loans........       1.26        1.58        0.95      1.09      1.23
Allowance for loan losses to nonperforming
  loans.........................................      80.29      137.74      219.19    167.14    569.50
                                                 ==========  ==========  ==========  ========  ========

--------
(1) Excludes loans held for sale

Loan Loss Allowance Allocation

   The table below shows the allocation of the Allowance for Loan Losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses and other factors, which may affect future loan losses in the categories of loans shown.

                                                       December 31,
                          ----------------------------------------------------------------------
                               2001           2000          1999          1998          1997
                          -------------  -------------  ------------  ------------  ------------
                                   % of           % of          % of          % of          % of
Balance at End of Period          Total          Total         Total         Total         Total
     Applicable to:       Amount  Loans* Amount  Loans* Amount Loans* Amount Loans* Amount Loans*
     --------------       ------- ------ ------- ------ ------ ------ ------ ------ ------ ------
                                                  (dollars in thousands)
Commercial business...... $11,254  39.9% $15,650  41.3% $6,388  40.4% $5,540  40.0% $4,109  39.4%
Real estate and
 construction:
   One- to- four family
    residential..........     779   6.3      754   7.5     969   9.3     972  10.6   1,041  14.7
   Five or more family
    residential and
    commercial
    properties...........   1,834  44.4    1,892  42.3   1,990  40.4   2,008  38.0   1,414  35.0
Consumer.................     867   9.4      369   8.9     339   9.9     482  11.4     334  10.9
Unallocated..............                    126           281                       1,542
                          ------- -----  ------- -----  ------ -----  ------ -----  ------ -----
Total.................... $14,734 100.0% $18,791 100.0% $9,967 100.0% $9,002 100.0% $8,440 100.0%
                          ======= =====  ======= =====  ====== =====  ====== =====  ====== =====

--------
* Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Securities

   The Company's securities (securities available for sale and securities held to maturity) increased by $41.6 million to $152.3 million from year-end 2000 to year-end 2001. The Company sold $108.7 million of securities for realized gains of $1.7 million during 2001. Purchases during the year totaled $173.9 million while maturities and prepayments totaled $25.0 million. U.S. Treasury and government agency securities comprise 9% of the investment portfolio, with mortgage-backed securities at 64% and state and municipal securities at 24%. Agency backed mortgage securities comprise approximately 59% of the mortgage backed securities holdings. The average maturity of the securities portfolio was 4 years, 4 months at December 31, 2001.

   Approximately 95% of the Company's securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates and/or significant prepayment risk. For further information on investment securities, including gross unrealized gains and losses in the portfolio and gross realized gains and losses on sales of securities, see Note 4 to the consolidated financial statements.

Premises and Equipment

   In 2001, fixed assets increased $3.9 million, or 8% from 2000. The net change includes purchases of $8.9 million, disposals of $1.6 million and depreciation expense of $3.4 million. The Company's capital expenditures in 2002 are anticipated to be approximately $6.8 million. Such expenditures are expected to include approximately $3.6 million for new buildings and for remodeling existing structures, and $3.2 million for new furniture, equipment, and software.

Liquidity and Sources of Funds

   The Company's primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

   The Company experienced an overall average deposit increase of 7% in 2001 as compared to 20% growth in 2000. The Company focused on increasing average overall deposits through core deposit growth. Both interest and non-interest bearing demand deposits increased during 2001, which, combined with the growth of savings and money market deposits, resulted in net growth of average core deposits by 10%. Due to uncertain market and economic conditions, many customers chose to move funds into a core deposit account or withdraw funds, rather than renew certificates of deposit or "CDs" as their CDs came to term. Average CDs grew 4% during 2001. At year-end 2001 total deposits decreased $20 million to $1.31 billion compared with $1.33 billion at December 31, 2000. During 2001 there was a substantial shift in the deposit mix as year end core deposits increased $151.2 million, or 22%, while CDs declined $171.5 million, or 27%, compared with deposit totals at December 31, 2000. Average core deposits increased by $64.2 million or 10% while average CD's increased $19.9 million or 4%. Average interest-bearing and noninterest-bearing demand deposits increased 10% and 9%, respectively, in 2001 and increased 6% and 13%, respectively in 2000.

   Average deposits are summarized in the following table:

                                                 Years Ended December 31,
                                     ------------------------------------------------
                                        2001       2000      1999     1998     1997
                                     ---------- ---------- -------- -------- --------
                                                      (in thousands)
Demand and other noninterest-bearing $  226,966 $  207,812 $184,094 $149,353 $111,492
                                     ---------- ---------- -------- -------- --------
Interest-bearing demand(1)..........    439,916    399,561  376,079  287,007  223,514
Savings.............................     51,380     46,722   45,478   39,768   38,301
Certificates of deposit.............    563,486    543,558  388,445  337,557  282,899
                                     ---------- ---------- -------- -------- --------
Total interest-bearing deposits.....  1,054,782    989,841  810,002  664,332  544,714
                                     ---------- ---------- -------- -------- --------
   Total average deposits........... $1,281,748 $1,197,653 $994,096 $813,685 $656,206
                                     ========== ========== ======== ======== ========

--------
(1) Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts.

Average deposit rates

   The following table presents the weighted average interest rate for each major category of interest-bearing deposits:

                                             Years Ended December 31,
                                           ----------------------------
                                           2001  2000  1999  1998  1997
                                           ----  ----  ----  ----  ----
       Interest-bearing demand(1)......... 2.67% 3.42% 3.09% 3.43% 3.45%
       Savings............................ 1.43  2.01  2.06  2.51  2.75
       Certificates of deposit............ 5.55  6.08  5.23  5.60  5.66
                                           ----  ----  ----  ----  ----
          Total interest-bearing deposits. 4.15% 4.82% 4.06% 4.48% 4.55%
                                           ====  ====  ====  ====  ====

--------
(1) Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts.

   The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management's strategy for funding growth is also to make use of brokered and other wholesale deposits. The Company's use of brokered and other wholesale deposits decreased in 2001. In the future, management anticipates resuming use of such deposits to fund increasing loan demand or treasury functions. During 2001, total deposits decreased $20 million to $1.3 billion at December 31, 2001. Brokered and other wholesale deposits (excluding public deposits) decreased $12.8 million to $40.2 million, or 3.1% of total deposits, at December 31, 2001 and $53.0 million, or 4.0% of total deposits, at December 31, 2000.

   Brokered and other wholesale deposits are summarized below. The average interest rate for these deposits was 6.30% and 6.35% at December 31, 2001 and 2000, respectively.

                                                                  December 31,
                                                        --------------------------------
                                                              2001              2000
                                                        ---------------   ---------------
                                                                Percent               Percent
                                                                of Total              of Total
Amount maturing:                                        Amount  Deposits  Amount      Deposits
----------------                                        ------- --------  -------     --------
                                                             (dollars in thousands)
   Due through 1 year.................................. $19,618   1.50%   $12,787       0.96%
   After 1 but through 3 years.........................  20,539   1.57%    35,124       2.65%
   After 3 but through 5 years.........................                     5,071       0.38%
                                                        -------   ----    -------       ----
       Total brokered and other wholesale deposits..... $40,157   3.07%   $52,982       3.99%
                                                        =======   ====    =======       ====

   For information regarding maturities of CD's greater than $100,000 please see Note 8 to the consolidated financial statements.

Borrowings

   During 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Company. The debentures had an initial rate of 7.29% and a rate of 5.85% at December 31, 2001. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. The Company used $8.0 million of the proceeds from the trust preferred offering to retire outstanding short-term debt and $9.0 million to repurchase 660,000 shares of its outstanding common stock per its stock repurchase program announced in August 2001.

   The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of long-term borrowings. In addition, the Company uses short-term borrowings from the FHLB when necessary. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At December 31, 2001, the Company had FHLB advances of $40.0 million at an interest rate of 2.3%. At December 31, 2001 the maximum borrowing line from the FHLB was $224.7 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

   The details of short-term borrowings were as follows:

                                                Years Ended December 31,
                                               --------------------------
                                                2001      2000     1999
                                               -------  --------  -------
                                                     (in thousands)
     Short-term borrowings
     Balance at year-end......................          $ 40,000  $83,700
     Average balance during the year.......... $30,683    54,813   12,763
     Maximum month-end balance during the year  62,600   101,000   83,700
     Weighted average rate during the year....    5.37%     6.62%    5.34%
     Weighted average rate at December 31,....    2.10      6.90     5.70

Interest Rate Sensitivity

   The Company is exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. Generally, there are four sources of interest rate risk as described below:

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

   The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, and it should be used in conjunction with other methods of evaluating interest rate risk.

   The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001. The amounts in the table are derived from the Company's internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features, which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a substantial increase in market interest rates.

                                                                   Estimated Maturity or Repricing
-                                                  --------------------------------------------------------------
                                                     0-3       4-12         1-5      5-10    More than
                December 31, 2001                   months    months       years     years   10 years    Total
                -----------------                  --------  ---------   ---------  -------  --------- ----------
                                                                       (dollars in thousands)
Interest-Earning Assets
Interest-earning deposits......................... $  9,361                                            $    9,361
Securities........................................      910  $   1,165   $  10,768  $16,268  $132,351     161,462
Loans:
    Business and commercial real estate...........  459,032     43,349     260,442   21,863    26,955     811,641
    One- to four-family and owner-occupied
     residential real estate......................   74,008     47,168     117,806    6,138    12,393     257,513
    Consumer......................................   55,102      6,555      27,426   13,157    10,829     113,069
                                                   --------  ---------   ---------  -------  --------  ----------
       Total interest-earning assets.............. $598,413  $  98,237   $ 416,442  $57,426  $182,528  $1,353,046
                                                   ========  =========   =========  =======  ========  ==========
Noninterest-earning assets........................              17,774                        127,474     145,248
                                                   --------  ---------   ---------  -------  --------  ----------
       Total assets............................... $598,413  $ 116,011   $ 416,442  $57,426  $310,002   1,498,294
                                                   ========  =========   =========  =======  ========  ==========
Percent of total interest-earning assets..........    44.23%      7.26%      30.78%    4.24%    13.49%     100.00%
                                                   ========  =========   =========  =======  ========  ==========
Interest-Bearing Liabilities
Deposits:
    Money market checking......................... $131,290  $ 131,290   $ 131,289                     $  393,869
    NOW accounts..................................   30,825                123,299                        154,124
    Savings accounts..............................   18,527                         $18,527  $ 18,528      55,582
    Time certificates of deposit..................  178,387    236,192      45,625                        460,204
FHLB advances.....................................                          40,000                         40,000
Trust preferred obligations.......................   22,000                                                22,000
                                                   --------  ---------   ---------  -------  --------  ----------
       Total interest-bearing liabilities......... $381,029  $ 367,482   $$340,213  $18,527  $ 18,528  $1,125,779
                                                   ========  =========   =========  =======  ========  ==========
Noninterest-bearing liabilities and equity........  194,665                 48,307            129,543     372,515
                                                   ========  =========   =========  =======  ========  ==========
       Total liabilities and equity............... $575,694  $ 367,482   $ 388,520  $18,527  $148,071  $1,498,294
                                                   ========  =========   =========  =======  ========  ==========
Interest-bearing liabilities as a percent of total
 interest-earning assets..........................    28.16%     27.16%      25.14%    1.37%     1.37%      83.20%
                                                   ========  =========   =========  =======  ========  ==========
Rate sensitivity gap.............................. $217,384  $(269,245)  $  76,229  $38,899  $164,000  $  227,267
Cumulative rate sensitivity gap...................  217,384    (51,861)     24,368   63,267   227,267
                                                   --------  ---------   ---------  -------  --------  ----------
Rate sensitivity gap as a percentage of interest-
 earning assets...................................    16.07%    (19.90)%      5.64%    2.87%    12.12%      16.80%
Cumulative rate sensitivity gap as a percentage of
 interest-earning assets..........................    16.07%     (3.83)%      1.80%    4.68%    16.80%
                                                   ========  =========   =========  =======  ========  ==========

Interest Rate Sensitivity on Net Interest Income

   A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used by the Company to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

   Based on the results of the simulation model as of December 31, 2001 the Company would expect an increase in net interest income of $600,000 and an increase in net interest income of $1.7 million if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model as of December 31, 2000, the Company would expect a decrease in net interest income of $923,000 and a decrease in net interest income of $665,000 if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag increases and decreases of interest rates, generally.

   The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and changes in interest rates for the Company. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

                                           2001 Compared to 2000      2000 Compared to 1999
                                        Increase (Decrease) Due to  Increase (Decrease) Due to
                                        --------------------------  --------------------------
                                        Volume     Rate     Total    Volume     Rate    Total
                                        -------  --------  -------  -------    ------  -------
                                                            (in thousands)
Interest Income/(1)/
Loans:
   Commercial business................. $   832  $ (7,984) $(7,152) $ 9,710    $3,232  $12,942
   One- to four-family residential.....      83    (1,071)    (988)   1,532       420    1,952
   Five or more family residential and
     commercial properties.............   4,374      (946)   3,428    7,286     1,160    8,446
   Consumer............................     640    (1,115)    (475)   1,052       638    1,690
                                        -------  --------  -------  -------    ------  -------
       Total loans.....................   5,929   (11,116)  (5,187)  19,580     5,450   25,030
Securities.............................     175       (76)      99      (92)      159       67
Interest-earning deposits with banks...     799      (978)    (179)     349       252      601
                                        -------  --------  -------  -------    ------  -------
       Total interest revenue (TE)..... $ 6,903  $(12,170) $(5,267) $19,837    $5,861  $25,698
                                        =======  ========  =======  =======    ======  =======
Interest Expense
Deposits:
   Certificates of deposit............. $ 1,288  $ (3,067) $(1,779) $ 9,054    $3,667  $12,721
   Savings accounts....................     108      (312)    (204)      15       (14)       1
   Interest-bearing demand.............   1,640    (3,556)  (1,916)     755     1,287    2,042
                                        -------  --------  -------  -------    ------  -------
       Total interest on deposits......   3,036    (6,935)  (3,899)   9,824     4,940   14,764
Federal Home Loan Bank advances........  (1,259)     (681)  (1,940)   1,201       490    1,691
Other borrowings.......................     536       (58)     478      425         5      430
                                        -------  --------  -------  -------    ------  -------
       Total interest expense.......... $ 2,313  $ (7,674) $(5,361) $11,450    $5,435  $16,885
                                        =======  ========  =======  =======    ======  =======

--------
TE = Taxable Equivalent
(1) Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.8 million in 2001, $1.4 million in 2000, and $962,000 in 1999.

Income Tax

   For the years ending December 31, 2001, 2000 and 1999, the Company recorded income tax provisions of $6.4 million, $5.2 million and $5.9 million, respectively.

Capital

   The Company's shareholders' equity increased to $119.0 million at December 31, 2001, from $113.8 million at December 31, 2000 and $99.2 million at December 31, 1999. The increase is due primarily to net income for the year of $12.5 million, offset in part by the Company's repurchase of 660,000 shares of its outstanding common stock for a total consideration of $9.0 million. Shareholders' equity was 7.94%, 7.61%, and 8.02% of total assets at December 31, 2001, 2000 and 1999, respectively.

   Banking regulations require bank holding companies to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At December 31, 2001, the Company's leverage ratio was 9.72% compared with 7.77% at December 31, 2000 and 8.46% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered "adequately capitalized". The Company's Tier I and total capital ratios were 10.55% and 11.65%, respectively, at December 31, 2001, compared with 8.58% and 9.54%, respectively, at December 31, 2000.

   Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as "well capitalized", primarily for assignment of FDIC insurance premium rates. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements, and qualifies as "well capitalized" as defined by regulations. Applicable federal and Washington state regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to distributions. The Company's ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

   On May 15, 2001, the Company announced a 10% stock dividend payable on June 12, 2001, to shareholders of record on May 29, 2001. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction. On April 25, 2000, the Company announced a 10% stock dividend payable on May 24, 2000, to shareholders of record on May 10, 2000 and on April 28, 1999, the Company announced a 5% stock dividend payable on May 26, 1999, to shareholders of record on May 12, 1999.

   During 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Company. The Company has used $8.0 million of the proceeds from the trust preferred offering to retire outstanding short-term debt and $9.0 million to repurchase 660,000 shares of its outstanding common stock per its stock repurchase program announced in August 2001. Under the stock repurchase program, the Company systematically purchased 660,000 of its outstanding shares of Common Stock, representing approximately 5% of the 13.1 million common shares outstanding at the time the repurchase program was announced.

Unregistered Securities Offerings

   The Company has issued securities in unregistered offerings pursuant to state and federal exemptions from registration during prior years as follows. No underwriters were involved in any of these issuances. The proceeds from each of these offerings, if any, were used for working capital.

Management Restricted Stock Purchases

   2001 Issuances.  There were no management restricted stock purchases in 2001.

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

Business Segment Information

   The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk. For a more detailed discussion of the Company's business segments and financial highlights by lines of business, see Note 16 to the consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                  SUMMARY OF QUARTERLY FINANCIAL INFORMATION

   Quarterly financial information for the years ended December 31, 2001 and 2000 is summarized as follows:

                                     First  Second   Third  Fourth    Year Ended
                                    Quarter Quarter Quarter Quarter  December 31,
                                    ------- ------- ------- -------  ------------
                                      (in thousands, except per share amounts)
2001
Total interest income.............. $28,647 $27,115 $25,636 $23,174    $104,572
Total interest expense.............  14,378  12,744  10,666   8,579      46,367
                                    ------- ------- ------- -------    --------
   Net interest income.............  14,269  14,371  14,970  14,595      58,205
Provision for loan losses..........     900     900   1,250   2,750       5,800
Noninterest income.................   3,325   3,854   4,159   6,113      17,451
Noninterest expense................  11,932  13,158  12,711  13,153      50,954
                                    ------- ------- ------- -------    --------
   Income before income tax........   4,762   4,167   5,168   4,805      18,902
Provision for income tax...........   1,633   1,424   1,696   1,636       6,389
                                    ------- ------- ------- -------    --------
       Net income.................. $ 3,129 $ 2,743 $ 3,472 $ 3,169    $ 12,513
                                    ======= ======= ======= =======    ========
Net income per common share:
   Basic........................... $  0.24 $  0.21 $  0.27 $  0.25    $   0.97
   Diluted.........................    0.24    0.21    0.26    0.25        0.96
                                    ======= ======= ======= =======    ========
2000
Total interest income.............. $24,813 $27,010 $28,348 $29,825    $109,996
Total interest expense.............  10,959  12,561  13,495  14,713      51,728
                                    ------- ------- ------- -------    --------
   Net interest income.............  13,854  14,449  14,853  15,112      58,268
Provision for loan losses..........     900     900     900   7,100       9,800
Noninterest income.................   2,593   2,907   3,018   3,069      11,587
Noninterest expense................  10,823  11,284  11,305  11,341      44,753
                                    ------- ------- ------- -------    --------
   Income (loss) before income tax.   4,724   5,172   5,666    (260)     15,302
Provision for income tax...........   1,628   1,781   1,947    (124)      5,232
                                    ------- ------- ------- -------    --------
       Net income (loss)........... $ 3,096 $ 3,391 $ 3,719 $  (136)   $ 10,070
                                    ======= ======= ======= =======    ========
Net income (loss) per common share:
   Basic........................... $  0.24 $  0.27 $  0.29 $ (0.01)   $   0.78
   Diluted.........................    0.24    0.26    0.28   (0.01)       0.76
                                    ======= ======= ======= =======    ========

              QUARTERLY COMMON STOCK PRICES AND DIVIDEND PAYMENTS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol COLB. Price information generally appears daily in the Nasdaq National Market Issues section of The Wall Street Journal and in most major Pacific Northwest metropolitan newspapers. On December 31, 2001, the last sale price for the Company's stock in the over-the-counter market was $13.05.

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

   At January 31, 2002, the number of shareholders of record was 1,368. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

   The following are high and low sales prices as reported in Nasdaq according to information furnished by the National Association of Securities Dealers. Prices do not include retail mark-ups, mark-downs or commissions. Effective April 9, 2001 Nasdaq required that all trades be completed in decimal format. The following high and low sales prices are presented in decimal format.

                               2001          High   Low
                               ----         ------ ------
                       First quarter (1)... $14.94 $ 9.15
                       Second quarter......  14.00   9.77
                       Third quarter.......  14.47  11.11
                       Fourth quarter......  14.50  11.25
                       For the year........ $14.94 $ 9.15

                               2000          High   Low
                               ----         ------ ------
                       First quarter (1)(2) $11.78 $ 9.30
                       Second quarter (1)..  11.82   9.09
                       Third quarter (1)...  12.96  10.97
                       Fourth quarter (1)..  14.15  11.31
                       For the year........ $14.15 $ 9.09

--------
(1) Restated for a 10% stock dividend paid on June 12, 2001.

(2) Restated for a 10% stock dividend paid on May 24, 2000.

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

Supervision and Regulation

   The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Board of Governors of the Federal Reserve System ("FRB"). The Company's bank subsidiary is a Washington-state chartered commercial bank and is subject to examination, supervision, and regulation by the Washington State Department of Financial Institutions--Division of Banks ("Division"). The FDIC insures Columbia Bank's deposits and in that capacity also regulates Columbia Bank.

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

   Congress enacted major federal financial institution legislation in 1999. Title I of the Gramm-Leach-Bliley Act (the "GLB Act"), which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations. It is likely that the Company will utilize the new structure to accommodate an expansion of its products and services.

   The activities of bank holding companies, such as the Company, that are not financial holding companies are generally limited to managing or controlling banks. A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Nonbank activities of a bank holding company are also generally limited to the acquisition of up to 5% of the voting shares and activities previously determined by the FRB by regulation or order to be closely related to banking, unless prior approval is obtained from the FRB.

   The GLB Act also included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public personal information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.

   Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

   There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as Columbia Bank, and to their non-bank affiliates, such as the Company.

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

   Specifically with regard to the payment of dividends, there are certain limitations on the ability of the Company to pay dividends to its shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

   Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Additionally, depending upon the circumstances, the FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

                                                                               Has Served as
                                                                               an Officer of
                                                                                the Company
        Name          Age                       Position                           Since
        ----          ---                       --------                       -------------
J. James Gallagher(1) 63  Director, Vice Chairman and Chief Executive Officer      1998

Melanie J. Dressel(2) 49  Director, President and Chief Operating Officer--the
                            Company; President and Chief Executive Officer--
                            Columbia Bank                                          1993

Donald L. Hirtzel(3). 55  Executive Vice President, Corporate Banking              2000

H. R. Russell(4)..... 47  Executive Vice President--Senior Credit Officer          1993

Gary R. Schminkey(5). 44  Executive Vice President and Chief Financial Officer     1993

Evans Q. Whitney(6).. 58  Executive Vice President, Retail Banking                 1993

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

(2) Ms. Dressel assumed the position of President and Chief Operating Officer of the Company and Chief Executive Officer of Columbia Bank on January 1, 2000. Prior to that time and since July 1998, Ms. Dressel served Columbia Bank as President and Chief Operating Officer and, since May 1997, as Executive Vice President. Prior to that time and since June 1993, Ms. Dressel served Columbia Bank as Senior Vice President--Private Banking. Ms. Dressel also served as Executive Vice President of the Company since May 1997. She became a Director of the Company in 1998. Ms. Dressel served as Senior Vice President and directed the private banking division of Puget Sound National Bank for nearly five years and was employed by the Bank of California for over 14 years.

(3) Mr. Hirtzel joined Columbia Bank as an Executive Vice President and Northern Region Manager in 2000. In 2001, he was appointed Executive Vice President, Corporate Banking with responsibilities for production of the commercial bank. Prior to joining Columbia Bank, Mr. Hirtzel was employed by US Bank as its Senior Vice President and Region Manager of Business Banking. A banker for 33 years, Mr. Hirtzel's career has included serving as a team leader of corporate banking in Bellevue, a region manager of business banking for Seattle and the Greater Eastside, an area executive for a group of branches, and a branch manager serving with Rainier Bank, Security Pacific Bank, West One Bank and US Bank through a series of mergers and acquisitions.

(4) Mr. Russell joined Columbia Bank as Senior Vice President--Commercial Loans in October 1993. He was appointed Executive Vice President--Senior Credit Officer for Columbia Bank in May 1997. Mr. Russell was employed by Puget Sound National Bank and its successor institution for nearly 14 years, having served as Vice President--Commercial Loan Officer from 1991 to 1993.

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

Employees

   At December 31, 2001, the Company had 580 full-time equivalent employees. The Company has placed a high priority on staff development. This development involves selective hiring and extensive training (including customer service training). New hires are selected on the basis of both technical skills and customer service capabilities. Emphasis has been placed upon hiring and retaining additional key officers in areas such as lending, administration and finance. None of the Company's employees are covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is satisfactory.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

   We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Signature of Deloitte & Touche LLP

Seattle, Washington
February 7, 2002

                         COLUMBIA BANKING SYSTEM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years ended December 31,
                                                        -------------------------------
                                                           2001       2000      1999
                                                         --------   --------   -------
                                                        (in thousands except per-share)
Interest Income
Loans.................................................. $ 97,650   $102,838   $77,807
Securities available for sale..........................    5,596      5,650     5,619
Securities held to maturity............................      265        268       287
Deposits in other banks................................    1,061      1,240       639
                                                         --------   --------   -------
   Total interest income...............................  104,572    109,996    84,352
Interest Expense
Deposits...............................................   43,763     47,662    32,898
Federal Home Loan Bank advances........................    1,690      3,630     1,939
Trust preferred obligations............................      635
Other borrowings.......................................      279        436         6
                                                         --------   --------   -------
   Total interest expense..............................   46,367     51,728    34,843
                                                         --------   --------   -------
Net Interest Income....................................   58,205     58,268    49,509
Provision for loan losses..............................    5,800      9,800     2,400
                                                         --------   --------   -------
   Net interest income after provision for loan losses.   52,405     48,468    47,109
Noninterest Income
Service charges and other fees.........................    7,182      6,295     5,812
Mortgage banking.......................................    2,652        756     1,063
Merchant services fees.................................    4,453      3,671     2,655
Gain on sale of securities available for sale, net.....    1,720
Other..................................................    1,444        865       616
                                                         --------   --------   -------
   Total noninterest income............................   17,451     11,587    10,146
Noninterest Expense
Compensation and employee benefits.....................   26,826     22,778    19,789
Occupancy..............................................    7,563      6,092     6,520
Merchant processing....................................    1,852      1,989     1,359
Advertising and promotion..............................    1,763      1,602     1,712
Data processing........................................    1,921      2,294     1,976
Taxes, licenses and fees...............................    2,060      2,055     1,485
Other..................................................    8,969      7,943     6,803
                                                         --------   --------   -------
   Total noninterest expense...........................   50,954     44,753    39,644
                                                         --------   --------   -------
Income before income taxes.............................   18,902     15,302    17,611
Provision for income taxes.............................    6,389      5,232     5,941
                                                         --------   --------   -------
Net Income............................................. $ 12,513   $ 10,070   $11,670
                                                         ========   ========   =======
Net Income Per Common Share:
   Basic............................................... $   0.97   $   0.78   $  0.91
   Diluted.............................................     0.96       0.76      0.89
Average number of common shares outstanding............   12,893     12,846    12,817
Average number of diluted common shares outstanding....   13,068     13,170    13,120

         See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                     ---------------------
                                                                                        2001       2000
                                                                                     ---------- ----------
                                                                                        (in thousands)
                                       ASSETS
Cash and due from banks............................................................. $   57,628 $   72,292
Interest-earning deposits with banks................................................      9,361     48,153
                                                                                     ---------- ----------
          Total cash and cash equivalents...........................................     66,989    120,445
Securities available for sale at fair value (amortized cost of $145,550 and $103,985
  respectively).....................................................................    144,465    103,287
Securities held to maturity (fair value of $8,024 and $7,501 respectively)..........      7,856      7,435
FHLB stock..........................................................................      9,141      8,539
Loans held for sale.................................................................     29,364     14,843
Loans, net of unearned income of ($2,894) and ($3,043), respectively................  1,170,633  1,192,520
   Less: allowance for loan losses..................................................     14,734     18,791
                                                                                     ---------- ----------
          Loans, net................................................................  1,155,899  1,173,729
Interest receivable.................................................................      6,405     10,306
Premises and equipment, net.........................................................     52,297     48,357
Real estate owned...................................................................        197      1,291
Other...............................................................................     25,681      8,263
                                                                                     ---------- ----------
          Total Assets.............................................................. $1,498,294 $1,496,495
                                                                                     ========== ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing................................................................. $  242,971 $  232,247
Interest-bearing....................................................................  1,063,779  1,094,776
                                                                                     ---------- ----------
          Total deposits............................................................  1,306,750  1,327,023
Federal Home Loan Bank advances.....................................................     40,000     40,000
Trust preferred obligations.........................................................     21,367
Other borrowings....................................................................                 4,500
Other liabilities...................................................................     11,211     11,149
                                                                                     ---------- ----------
          Total liabilities.........................................................  1,379,328  1,382,672
Commitments and contingent liabilities (Note 14)
Shareholders' equity:
   Preferred stock (no par value)
       Authorized, 2 million shares; none outstanding

                                                                   December 31,
                                                                   -------------
                                                                    2001   2000
                                                                   ------ ------
Common stock (no par value)
       Authorized shares.......................................... 57,173 57,173
       Issued and outstanding..................................... 12,577 13,059    101,892      92,673
   Retained earnings..............................................                   17,779      21,649
Accumulated other comprehensive income (loss)--
   Unrealized losses on securities available for sale, net of tax.                     (705)       (499)
                                                                                 ----------  ----------
          Total shareholders' equity..............................                  118,966     113,823
                                                                                 ----------  ----------
          Total Liabilities and Shareholders' Equity..............               $1,498,294  $1,496,495
                                                                                 ==========  ==========

         See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common stock                Accumulated
                                                   ------------------                Other         Total
                                                   Number of           Retained  Comprehensive Shareholders'
                                                    Shares    Amount   Earnings  Income (Loss)    Equity
                                                   --------- --------  --------  ------------- -------------
                                                                        (in thousands)
Balance at January 1, 1999........................  12,807   $ 68,612  $ 20,616     $   338      $ 89,566
Comprehensive income:
   Net income.....................................                       11,670
   Change in unrealized gains (losses) on
     securities available for sale, net of tax of
     $1,713.......................................                                   (3,325)
       Total comprehensive income.................                                                  8,345
Issuance of stock under stock option and other
  plans...........................................      49      1,303                               1,303
Issuance of shares of common stock--5% stock
  dividend........................................              8,370    (8,370)
                                                    ------   --------  --------    --------      --------
Balance at December 31, 1999......................  12,856   $ 78,285  $ 23,916    ($ 2,987)     $ 99,214
Comprehensive income:
   Net income.....................................                       10,070
   Change in unrealized gains (losses) on
     securities available for sale, net of tax of
     $1,295.......................................                                    2,488
       Total comprehensive income.................                                                 12,558
Issuance of stock under stock option and other
  plans...........................................     203      1,673                               1,673
Tax benefits from exercise of stock options.......                378                                 378
Issuance of shares of common stock--10%
  stock dividend..................................             12,337   (12,337)
                                                    ------   --------  --------    --------      --------
Balance at December 31, 2000......................  13,059   $ 92,673  $ 21,649     $  (499)     $113,823
Comprehensive income:
   Net income.....................................                       12,513
   Less reclassification of net gains on
     securities available for sale included in
     net income, net of tax of $602...............                                    1,118
   Change in unrealized gains (losses) on
     securities available for sale, net of tax of
     $491.........................................                                      912
       Total comprehensive income.................                                                 12,307
Issuance of stock under stock option and other
  plans...........................................     178      1,796                               1,796
Issuance of shares of common stock--10%
  stock dividend..................................             16,383   (16,383)
Retirement of shares of common stock--
  Stock repurchase plan...........................    (660)    (8,960)                             (8,960)
                                                    ------   --------  --------    --------      --------
Balance at December 31, 2001......................  12,577   $101,892  $ 17,779    ($   705)     $118,966
                                                    ======   ========  ========    ========      ========

         See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       2001       2000       1999
                                                                     ---------  ---------  ---------
                                                                              (in thousands)
Operating Activities
Net income.......................................................... $  12,513  $  10,070  $  11,670
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Provision for loan losses........................................     5,800      9,800      2,400
   Deferred income tax expense (benefit)............................     1,374     (2,235)      (724)
   (Gains) losses on real estate owned..............................      (373)       224          4
   Depreciation and amortization....................................     1,520      1,923      2,270
   Net realized (gains) losses on sale of assets....................    (1,693)        16          2
   (Increase) decrease in loans held for sale.......................   (14,521)    (9,364)     4,544
   Decrease (increase) in interest receivable.......................     3,901     (2,697)    (1,189)
   Net changes in other assets and liabilities......................   (18,562)     3,444       (452)
                                                                     ---------  ---------  ---------
       Net cash (used) provided by operating activities.............   (10,041)    11,181     18,525
Investing Activities
Proceeds from sales of securities available for sale................    98,369
Proceeds from maturities of securities available for sale...........    18,166         83     15,191
Purchase of securities available for sale...........................   (66,998)   (19,215)    (8,150)
Proceeds from sales of mortgage-backed securities available for sale    10,376
Proceeds from maturities of mortgage-backed securities available for
  sale..............................................................     6,068        727        625
Purchase of mortgage-backed securities available for sale...........  (105,717)
Proceeds from maturities of securities held to maturity.............       778        933      1,559
Purchases of securities held to maturity............................    (1,200)    (1,286)    (2,287)
Purchases of FHLB stock.............................................      (602)    (1,623)      (927)
Loans originated and acquired, net of principal collected...........    12,788   (145,113)  (220,761)
Purchases of premises and equipment.................................    (8,863)   (12,556)    (5,324)
Proceeds from disposal of premises and equipment....................     1,447         15         10
Proceeds from sale of real estate owned.............................     2,543        772        562
Other, net..........................................................                            (446)
                                                                     ---------  ---------  ---------
       Net cash used by investing activities........................   (32,845)  (177,263)  (219,948)
Financing Activities
Net (decrease) increase in deposits.................................   (20,273)   283,479    105,199
Net (decrease) increase in other borrowings.........................    (4,500)     1,500      3,000
Proceeds from FHLB advances.........................................    40,000     40,000     83,700
Repayment of FHLB advances..........................................   (40,000)   (83,700)   (25,000)
Proceeds from trust preferred obligations...........................    22,000
Payment of trust preferred placement fee............................      (661)
Tax benefits from exercise of stock options.........................                  378
Repurchase of common stock..........................................    (8,960)
Proceeds from issuance of common stock, net.........................     1,796      1,673      1,303
Other, net..........................................................        28
                                                                     ---------  ---------  ---------
       Net cash (used) provided by financing activities.............   (10,570)   243,330    168,202
                                                                     ---------  ---------  ---------
          (Decrease) increase in cash and cash equivalents..........   (53,456)    77,248    (33,221)
          Cash and cash equivalents at beginning of period..........   120,445     43,197     76,418
                                                                     ---------  ---------  ---------
       Cash and cash equivalents at end of period................... $  66,989  $ 120,445  $  43,197
                                                                     =========  =========  =========
Supplemental information:
Cash paid for interest.............................................. $  48,871  $  48,411  $  33,734
Cash paid for income taxes..........................................     4,914      7,227      6,586
Noncash investing and financing activities:
Loans foreclosed and transferred to real estate owned............... $   1,076  $   1,024  $     921

         See accompanying notes to consolidated financial statements.

                         COLUMBIA BANKING SYSTEM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 2001

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

Securities Available for Sale

   Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded net of tax as "other comprehensive income (loss)" in the consolidated statements of shareholders' equity. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risk.

Securities Held to Maturity

   Securities held to maturity are those securities that the Company has both the ability and intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company's intent to hold investment securities until maturity. Securities held to maturity are carried at cost, and adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method.

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

   The Company reviews its consumer and residential loan portfolios by risk rating and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. The Company evaluates commercial real estate and commercial business loans for impairment on an individual basis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the terms of the loan. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based on either the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price or on the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off.

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

Earnings Per Share

   Earnings per share (EPS) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 175,000, 324,000, and 303,000 in 2001, 2000, and 1999,
respectively.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan losses, carrying value of real estate owned, valuation allowance on deferred tax assets, depreciation of premises and equipment and others.

Statements of Cash Flows

   For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Reclassifications

   Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net income.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company implemented SFAS No. 142 on January 1, 2002, resulting in the Company discontinuing the amortization of its goodwill. Management believes that the adoption of this Statement will not have a material impact on its financial condition or results of operations.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new standard is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 as of January 1, 2002 and does not expect any material impact to its consolidated results of operations or financial condition.

2.  Stock Dividend and Stock Split

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

3.  Restrictions on Subsidiary Cash, Loans and Dividends

   Columbia Bank is required to maintain reserve balances with the Federal Reserve Bank. The average required reserves for the year ended December 31, 2001 and 2000, were approximately $8.6 million and $9.1 million, respectively. The required reserves are based on specified percentages of the Bank's total average deposits, which are established by the Federal Reserve Board.

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

4.  Securities

   At December 31, 2001, the Company's securities portfolio included a private collateralized mortgage-backed obligation of $40 million. There were no other securities of any issuer, other than the U.S. Government and its agencies and corporations, which exceeded ten percent of shareholders' equity.

   The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale.

                         Securities Available for Sale

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized
                                        Cost      Gains      Losses   Fair Value
                                      --------- ---------- ---------- ----------
                                                    (in thousands)
December 31, 2001:
   U.S. Treasury & government agency. $ 14,152     $209     $  (215)   $ 14,146
   Corporate securities..............    3,171                  (67)      3,104
   Mortgage-backed securities........   98,231       66        (839)     97,458
   State & municipal securities......   28,996      184        (424)     28,756
   Other securities..................    1,000        1                   1,001
                                      --------     ----     -------    --------
       Total......................... $145,550     $460     $(1,545)   $144,465
                                      ========     ====     =======    ========
December 31, 2000:
   U.S. Treasury & government agency. $ 74,458              $  (976)   $ 73,482
   Corporate securities..............   15,615     $416                  16,031
   Mortgage-backed securities........    9,313                 (205)      9,108
   State & municipal securities......    4,599       67                   4,666
                                      --------     ----     -------    --------
       Total......................... $103,985     $483     $(1,181)   $103,287
                                      ========     ====     =======    ========
December 31, 1999:
   U.S. Treasury & government agency. $ 74,517     $  7     $(3,902)   $ 70,622
   Mortgage-backed securities........   10,043                 (627)      9,416
   Corporate securities..............      994                   (3)        991
                                      --------     ----     -------    --------
       Total......................... $ 85,554     $  7     $(4,532)   $ 81,029
                                      ========     ====     =======    ========

   The Company sold $108.7 million of securities available for sale during 2001, realizing gains of $1.7 million. There were no sales of securities available for sale during the years ended December 31, 2000, and 1999.

   At December 31, 2001 and 2000, securities available for sale with a fair value of $58.1 million and $29.3 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

   The following table summarizes the amortized cost, fair value, and average yield of securities available for sale by contractual maturity groups:

                                                 December 31, 2001
                                              ----------------------
                                              Amortized  Fair
                                                Cost     Value  Yield
                                              --------- ------- -----
                                                  (in thousands)
           U.S. Government Agency
           After 1 but through 5 years.......  $10,202  $10,227 4.76%
           After 5 but through 10 years......      396      410 6.29%
           After 10 years....................    3,554    3,509 7.35%
                                               -------  ------- ----
              Total..........................  $14,152  $14,146 5.45%
                                               =======  ======= ====
           Corporate Securities
           After 10 years....................  $ 3,171  $ 3,104 4.94%
                                               -------  ------- ----
              Total..........................  $ 3,171  $ 3,104 4.94%
                                               =======  ======= ====
           Mortgage-Backed Securities (1)
           After 10 years....................  $98,231  $97,458 5.31%
                                               -------  ------- ----
              Total..........................  $98,231  $97,458 5.31%
                                               =======  ======= ====
           State and Municipal Securities (2)
           After 1 but through 5 years.......  $   488  $   514 6.74%
           After 5 but through 10 years......      260      254 5.99%
           After 10 years....................   28,248   27,988 6.98%
                                               -------  ------- ----
              Total..........................  $28,996  $28,756 6.97%
                                               =======  ======= ====
           Other Securities
           After 10 years....................  $ 1,000  $ 1,001 9.37%
                                               -------  ------- ----
              Total..........................  $ 1,000  $ 1,001 9.37%
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

                          Securities Held to Maturity

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Fair
                                        Cost      Gains      Losses   Value
                                      --------- ---------- ---------- ------
                                                  (in thousands)
   December 31, 2001:
      State and municipal securities.  $7,356      $165               $7,521
      Corporate securities...........     500         3                  503
                                       ------      ----       ----    ------
          Total......................  $7,856      $168               $8,024
                                       ======      ====       ====    ======
   December 31, 2000:
      State and municipal securities.  $6,937      $ 64               $7,001
      Corporate securities...........     498         2                  500
                                       ------      ----       ----    ------
          Total......................  $7,435      $ 66               $7,501
                                       ======      ====       ====    ======
   December 31, 1999:
      State and municipal securities.  $6,587      $ 12       $(54)   $6,545
      Corporate securities...........     497                   (2)      495
                                       ------      ----       ----    ------
          Total......................  $7,084      $ 12       $(56)   $7,040
                                       ======      ====       ====    ======

   The following table summarizes the amortized cost, fair value, and average yield of securities held to maturity by contractual maturity groups:

                                                December 31, 2001
                                              ---------------------
                                              Amortized Fair
                                                Cost    Value  Yield
                                              --------- ------ -----
                                                  (in thousands)
           State and Municipal Securities (1)
           Due through 1 year................  $  757   $  771 6.68%
           After 1 but through 5 years.......   2,831    2,919 6.52%
           After 5 but through 10 years......   3,476    3,496 6.18%
           After 10 years....................     292      335 9.51%
                                               ------   ------ ----
              Total..........................  $7,356   $7,521 6.49%
                                               ======   ====== ====
           Corporate Securities
           Due through 1 year................  $  500   $  503 6.77%
                                               ------   ------ ----
              Total..........................  $  500   $  503 6.77%
                                               ======   ====== ====

--------
(1) Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

   There were no sales of securities held to maturity during the years ended December 31, 2001, 2000, and 1999.

5.  Loans

   The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

                                                                   December 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------  ----------
                                                                  (in thousands)
Commercial business.......................................... $  466,638  $  496,125
Real estate:
   One- to four-family residential...........................     52,852      55,922
   Five or more family residential and commercial properties.    432,419     428,884
                                                              ----------  ----------
       Total real estate.....................................    485,271     484,806
Real estate construction:
   One- to four-family residential...........................     20,693      33,548
   Five or more family residential and commercial properties.     91,080      74,451
                                                              ----------  ----------
       Total real estate construction........................    111,773     107,999
Consumer.....................................................    109,845     106,633
                                                              ----------  ----------
Subtotal.....................................................  1,173,527   1,195,563
Less deferred loan fees, net and other.......................     (2,894)     (3,043)
                                                              ----------  ----------
       Total loans, net of unearned income................... $1,170,633  $1,192,520
                                                              ==========  ==========
Loans held for sale.......................................... $   29,364  $   14,843
                                                              ==========  ==========

   The following table summarizes certain information related to nonperforming loans:

                                                      December 31,
                                                ------------------------
                                                 2001     2000     1999
                                                -------  -------  ------
                                                     (in thousands)
      Loans accounted for on a nonaccrual basis $17,635  $12,506  $4,360
      Restructured loans.......................     716    1,136     187
                                                -------  -------  ------
             Total nonperforming loans......... $18,351  $13,642  $4,547
                                                =======  =======  ======
      Originally contracted interest........... $ 1,277  $   599  $  385
      Less recorded interest...................    (645)    (133)   (191)
                                                -------  -------  ------
             Reduction in interest income...... $   632  $   466  $  194
                                                =======  =======  ======

   At December 31, 2001 and 2000, the recorded investment in impaired loans was $18.1 million and $12.9 million, respectively. The difference between total nonperforming loans and impaired loans are those homogeneous loans that are evaluated on a pooled basis. A specific allowance for loan losses was made for impaired loans of $1.3 million at December 31, 2001, and $7.0 million at December 31, 2000, while no specific allowance for loan losses for impaired loans was made for the year ended December 31, 1999. The average recorded investment in impaired loans for the periods ended December 31, 2001, 2000 and 1999 was $11.8 million, $5.8 million, and $4.5 million, respectively. Interest income recognized on impaired loans was $645,000 in 2001, and was an immaterial amount in 2000 and 1999.

   At December 31, 2001 and 2000, there were no commitments for additional funds for loans accounted for on a nonaccrual basis.

   At December 31, 2001 and 2000, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

   Substantially all of the Company's loans and loan commitments are geographically concentrated in its service areas of the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington.

   The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $17.0 million and $24.5 million at December 31, 2001 and 2000, respectively. During 2001, $7.0 million of new related party loans were made, loan balances of $1.0 million from departures were removed, and repayments totaled $13.5 million. During 2000, $3.9 million of new related party loans were made, and repayments totaled $4.5 million.

6.  Allowance for Loan Losses

   Transactions in the allowance for loan losses are summarized as follows:

                                               Years Ended December 31,
                                              --------------------------
                                                2001     2000     1999
                                              --------  -------  -------
                                                    (in thousands)
       Balance at beginning of period........ $ 18,791  $ 9,967  $ 9,002
       Loans charged off.....................  (10,048)  (1,778)  (1,619)
       Recoveries............................      191      802      184
                                              --------  -------  -------
          Net charge-offs....................   (9,857)    (976)  (1,435)
       Provision charged to operating expense    5,800    9,800    2,400
                                              --------  -------  -------
          Balance at end of period........... $ 14,734  $18,791  $ 9,967
                                              ========  =======  =======

7.  Premises and Equipment

   The Company's executive offices and several loan and support departments were relocated to the "Columbia Bank Center" in downtown Tacoma in the second quarter of 2001. The Company leases space in the building as its major tenant. The operating lease agreement is for 62,105 square feet at $115,000 per month. With an expiration date of January 1, 2016, the lease agreement provides for two renewal options of five years each. The Company purchased the Broadway Plaza building in March of 2000, which prior to the opening of the Columbia Bank Center housed both its executive offices and the Main Office, currently known as the "Broadway Plaza Branch". Until additional space is needed, the Company intends to lease to others all floors of the five story, Broadway Plaza building except for the first floor where the Broadway Plaza Branch is located and some additional space on the 2nd and 4th floors.

   As of December 31, 2001, the Company had a total of 32 branch offices, consisting of 11 offices in Tacoma, 4 offices in Puyallup, 3 offices in Auburn, 2 offices in Longview, 2 offices in Bellevue, one office in Woodland, one office in Federal Way, one office in Issaquah, one office in Kent, one office in Milton, one office in Fife, one office in Gig Harbor, one office in Port Orchard, one office in Bonney Lake, and one office in Olympia.

   Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)
       Land.......................................... $ 12,066  $ 12,621
       Buildings.....................................   33,365    31,086
       Leasehold improvements........................    1,518       847
       Furniture and equipment.......................   20,071    15,990
       Vehicles......................................      239       234
       Computer software.............................    2,757     2,600
                                                      --------  --------
          Total cost.................................   70,016    63,378
       Less accumulated depreciation and amortization  (17,719)  (15,021)
                                                      --------  --------
          Total...................................... $ 52,297  $ 48,357
                                                      ========  ========

   Total depreciation and amortization expense on buildings and furniture and equipment was $3.4 million, $3.3 million, and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   As of December 31, 2001, the Company is obligated under various noncancellable lease agreements for property and equipment (primarily for land and buildings) that require future minimum rental payments, exclusive of taxes and other charges, as follows:

               Year Ending
               December 31,
               ------------
                                                  (in thousands)
                 2002............................    $ 2,480
                 2003............................      2,456
                 2004............................      2,369
                 2005............................      2,379
                 2006 and thereafter.............     20,361
                                                     -------
                      Total minimum payments.....    $30,045
                                                     =======

   Total rental expense on buildings and equipment was $2.1 million, $1.1 million, and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8.  Deposits

   Year-end deposits are summarized in the following table:

                                                   Years Ended December 31,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                        (in thousands)
 Demand and other noninterest-bearing......... $  242,971 $  232,247 $  181,716
 Interest-bearing demand......................    154,124    116,653    100,680
 Money market.................................    393,869    300,462    296,246
 Savings......................................     55,582     45,981     45,577
 Certificates of deposit less than $100,000...    255,638    358,074    268,755
 Certificates of deposit greater than $100,000    204,566    273,606    150,570
                                               ---------- ---------- ----------
    Total..................................... $1,306,750 $1,327,023 $1,043,544
                                               ========== ========== ==========

   The following table shows the amount and maturity of certificates of deposit that had balances of more than $100,000:

                                                December 31,
                                                    2001
                                               --------------
                                               (in thousands)
                  Remaining maturity
                     3 months and under.......    $ 82,746
                     Over 3 through 6 months..      48,995
                     Over 6 through 12 months.      47,141
                     Over 12 months...........      25,684
                                                  --------
                         Total................    $204,566
                                                  ========

9. Federal Home Loan Bank Advances, Long-term Debt, and Trust Preferred Obligations

   The Company had Federal Home Loan Bank (FHLB) advances of $40.0 million at both December 31, 2001 and 2000. At year-end 2001, the Company held $21.4 million in trust preferred obligations. The Company had no other long-term debt at December 31, 2001, as compared to other long-term debt of $4.5 million at December 31, 2000.

   FHLB advances, trust preferred obligations and long-term debt are at the following interest rates:

                                       December 31,
                                  ----------------------
                                     2001        2000
                                    -------    -------
                                  (dollars in thousands)
                        8.50.....             $ 4,500
                        6.90.....              40,000
                        5.85..... $21,367
                        2.30.....  40,000
                                    -------    -------
                           Total. $61,367     $44,500
                                    =======    =======

   Aggregate maturities of FHLB advances, trust preferred obligations and long-term debt due in years ending after December 31, 2001, are as follows:

                                            Amount
                                        --------------
                                        (in thousands)
                         2003..........    $40,000
                         After 29 years     21,367

   FHLB advances are collateralized by a blanket pledge of residential real estate loans with a recorded value of approximately $48.2 million at both December 31, 2001 and 2000. Penalties are generally required for prepayments of certain long-term FHLB advances.

   During 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Company. The debentures had an initial rate of 7.29% and are at a rate of 5.85% at December 31, 2001. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. The Company has used $8.0 million of the proceeds from the trust preferred offering to retire outstanding short-term debt and $9.0 million to repurchase 660,000 shares of its outstanding common stock per its stock repurchase program announced in August 2001.

10.  Income Tax

   The components of income tax expense are as follows:

                                     Years Ended December 31,
                                     -----------------------
                                      2001    2000     1999
                                     ------  -------  ------
                                          (in thousands)
                  Current........... $5,015  $ 7,467  $6,665
                  Deferred (benefit)  1,374   (2,235)   (724)
                                     ------  -------  ------
                     Total.......... $6,389  $ 5,232  $5,941
                                     ======  =======  ======

   Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                  December 31,
                                                                ----------------
                                                                 2001     2000
                                                                -------  -------
                                                                 (in thousands)
Deferred tax assets:
   Allowance for loan losses................................... $ 5,308  $ 6,667
   Unrealized loss on investment securities available for sale.     380      244
   Supplemental executive retirement plan......................      72
                                                                -------  -------
       Total deferred tax assets...............................   5,760    6,911
Deferred tax liabilities:
   FHLB stock dividends........................................  (1,516)  (1,305)
   Depreciation................................................    (413)    (518)
   Other.......................................................              (19)
                                                                -------  -------
       Total deferred tax liabilities..........................  (1,929)  (1,842)
                                                                -------  -------
       Net deferred tax assets................................. $ 3,831  $ 5,069
                                                                =======  =======

   A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows:

                                                      Years ended December 31,
                                           ----------------------------------------------
                                                2001            2000            1999
                                           --------------  --------------  --------------
                                           Amount  Percent Amount  Percent Amount  Percent
                                           ------  ------- ------  ------- ------  -------
                                                       (dollars in thousands)
Income tax based on statutory rate........ $6,616    35%   $5,356    35%   $6,161    35%
Increase (reduction) resulting from:......
   Tax credits............................   (129)   (1)     (127)   (1)      (68)   (0)
   Tax exempt instruments.................   (316)   (1)
   Change in effective graduated tax rate.                                   (173)   (1)
   Other nondeductible items..............    218     1         3     0        21     0
                                           ------    --    ------    --    ------    --
Income tax................................ $6,389    34%   $5,232    34%   $5,941    34%
                                           ======    ==    ======    ==    ======    ==

11.  Stock Options

   The Company has a stock option plan ("the Plan") to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. At December 31, 2001, a maximum of 1,523,837 option shares were authorized under the Plan, of which 1,497,986 were granted, 550,022 have been exercised, 144,739 have been terminated, and 170,590 were available for future grants. Generally, stock options vest three years after the date of grant and are exercisable for a five-year period after vesting.

   At December 31, 2001 and 2000, the Company had stock options outstanding of 803,225 shares and 898,896 shares, respectively, for the purchase of common stock at option prices ranging from $1.93 to $20.46 per share. The Company's policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company's common stock and the stated option price.

   The following table outlines the stock option activity for 2001, 2000 and 1999:

                                    Number   Weighted-Average Weighted-Average
                                   of Option Price of Option  Issue Date Fair
                                    Shares        Shares           Value
                                   --------- ---------------- ----------------
                                                 (in thousands)
 Balance at January 1, 1999.......  753,666       $ 8.16
    Granted.......................  113,231        12.67           $5.43
    Exercised.....................  (35,961)        5.29
    Terminated....................  (12,388)       11.36
                                   --------       ------
 Balance at December 31, 1999.....  818,548         8.85
    Granted.......................  246,914        11.84            6.16
    Exercised..................... (141,688)        4.60
    Terminated....................  (24,878)       12.71
                                   --------       ------
 Balance at December 31, 2000.....  898,896        10.21
    Granted.......................   78,370        13.35            6.74
    Exercised..................... (161,220)        5.29
    Terminated....................  (12,821)       10.93
                                   --------       ------
 Balance at December 31, 2001.....  803,225       $11.47
                                   ========       ======
 Total Vested at December 31, 2001  411,356       $10.63
                                   ========       ======

   Financial data pertaining to outstanding stock options were as follows:

                                     December 31, 2001
--------------------------------------------------------------------------------------------
                                                                           Weighted-Average
                Number of Weighted-Average Weighted-Average    Number of   Exercise Price of
   Ranges of     Option      Remaining     Exercise Price of  Exercisable     Exercisable
Exercise Prices  Shares   Contractual Life   Option Shares   Option Shares   Option Shares
--------------- --------- ---------------- ----------------- ------------- -----------------
$ 1.93 - $ 2.05   17,304     0.1 years          $ 1.93           17,304         $ 1.93
  2.06 -   4.09    1,730     2.0                  2.32            1,730           2.32
  4.10 -   6.14   77,722     0.7                  5.04           77,722           5.04
  6.15 -   8.18  115,426     3.5                  7.62          115,426           7.62
  8.19 -  10.23   40,024     5.9                  9.12           40,024           9.12
 10.24 -  12.28  258,173     6.5                 11.69           28,262          11.00
 12.29 -  14.32  170,459     5.6                 13.15           21,921          13.90
 14.33 -  16.37   35,351     4.6                 14.64           21,931          14.56
 18.41 -  20.46   87,036     4.4                 20.27           87,036          20.27
                 -------     ---------          ------          -------         ------
                 803,225     4.8 years          $11.47          411,356         $10.63
                 =======     =========          ======          =======         ======

   Had compensation cost for the Company's Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                             2001          2000         1999
                                            -------      -------      -------
                                         (dollars in thousands except per share)
Net income attributable to common stock:
   As reported.......................... $12,513       $10,070      $11,670
   Pro forma............................  11,950         9,685       11,299
Net income per common share:
   Basic:
       As reported...................... $  0.97       $  0.78      $  0.91
       Pro forma........................    0.93          0.75         0.88
   Diluted:
       As reported...................... $  0.96       $  0.76      $  0.89
       Pro forma........................    0.91          0.74         0.86

   The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999; expected volatility of 44.54% in 2001, 46.56% in 2000, and 42.00% in
1999; risk-free rates of 4.84% for 2001, 5.23% for 2000, and 5.79% for 1999; no
annual dividend yields; and expected lives of five years for fiscal year 1999, and six years for fiscal years 2000, and 2001.

   The Company periodically grants restricted stock awards to its named executives. The purpose of such awards is to reward the executives for prior service to the Company and to incent such executives to continue to serve the Company in the future. In each case, the awards provide for the immediate issuance of shares of Company common stock to the executive, with such shares held in escrow until the executive meets certain conditions. In 1998, the Company granted restricted stock awards of 43,313 shares to certain of its named executives. The fair values of the restricted stock awards are amortized over a 5-year period. Amortization expense was approximately $363,000, $343,000, and $330,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

12.  Regulatory Capital Requirements

   The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

   As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank's category. The Company's and Columbia Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                  To Be Well
                                                                               Capitalized Under
                                                                For Capital    Prompt Corrective
                                                 Actual      Adequacy Purposes Action Provision
                                             --------------- ----------------- -----------------
                                              Amount  Ratio    Amount    Ratio   Amount   Ratio
                                             -------- ------  --------   -----  --------  -----
As of December 31, 2001:
   Total Capital (to risk-weighted assets)
       The Company.......................... $155,724 11.65% $106,921    8.0%      N.A.    N.A.
       Columbia Bank........................  148,210 11.15%  106,366    8.0%  $132,957   10.0%
   Tier 1 Capital (to risk-weighted assets)
       The Company..........................  140,990 10.55%   53,460    4.0%      N.A.    N.A.
       Columbia Bank........................  133,476 10.04%   53,183    4.0%    79,774    6.0%
   Tier 1 Capital (to average assets)
       The Company..........................  140,990  9.72%   58,018    4.0%      N.A.    N.A.
       Columbia Bank........................  133,476  9.29%   57,465    4.0%    71,832    5.0%
As of December 31, 2000:
   Total Capital (to risk-weighted assets)
       The Company.......................... $127,051   9.5% $106,537    8.0%      N.A.    N.A.
       Columbia Bank........................  130,445   9.8%  106,412    8.0%  $133,014   10.0%
   Tier 1 Capital (to risk-weighted assets)
       The Company..........................  114,260   8.6%   53,268    4.0%      N.A.    N.A.
       Columbia Bank........................  117,654   8.8%   53,206    4.0%    79,809    6.0%
   Tier 1 Capital (to average assets)
       The Company..........................  114,260   7.8%   58,849    4.0%      N.A.    N.A.
       Columbia Bank........................  117,654   8.0%   58,796    4.0%    73,495    5.0%

13.  Employee Benefit Plan

   The Company maintains a defined contribution plan that allows employees to contribute up to 15% of their compensation to the plan. Employees who are at least 20 1/2 years of age and have completed six months of service are eligible to participate in the plan. The Company is required to match 50% of employee contributions up to 3% of each employee's total compensation. The Company contributed approximately $371,000, $376,000, and $316,000 in matching funds to the plan during the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company's defined contribution plan provides for a nonmatching, discretionary contribution as determined annually by the Board of Directors of the Company. The Company's discretionary contributions were approximately $888,000, $827,000, and $721,000 for the years ended 2001, 2000, and 1999, respectively.

   The Company maintains an "Employee Stock Purchase Plan" ("ESPP"). The Plan was amended by the Board of Directors on January 26, 2000. Under the amended plan, substantially all employees of the Company are eligible to participate in the ESPP. The amended plan provides for offerings every six months at which time Common Stock is issued for cash at a price of the lower of 90% of the fair market value of the stock at the beginning or end of the offering period. Prior to being amended, the ESPP provided for quarterly offerings with a purchase price of 90% of the fair market value of the Common Stock at the end of the offering period. The new offering period took effect March 1, 2000, with a short period starting March 1, 2000 and ending June 30, 2000, and a full six-month offering period beginning July 1, 2000. The first full twelve month offering period corresponded with the 2001 fiscal year. Under the ESPP, employees acquired 20,823 shares for approximately

$234,000 in 2001. There is no charge to income as a result of issuance of stock under this plan. The discount offered to employees approximates the cost of raising capital and does not have a material effect on net income and earnings per share. At December 31, 2001, 56,782 shares of common stock were available for issuance under this plan.

   During the year, the Company implemented a supplemental executive retirement plan (SERP) for five of the top executive officers to provide retirement benefits. The SERP is unsecured and unfunded and there are no program assets. Columbia has purchased life insurance on the above executives and intends to use the cash values of the policies to fund the SERP retirement obligations. Associated with the SERP benefit is a death benefit for each executive's beneficiaries. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The Company had expenses of $206,000 during 2001 in connection with this program. The projected benefit obligation will be accrued over the estimated remaining term of employment. The maximum projected benefit obligation is $8.8 million at year-end 2001, and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, "Table 1 Ordinary Life Annuities", for the mortality assumptions and a discount rate of 7.00% in accordance with SFAS No. 87. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment.

   Also in 2001, a long-term care program for directors was implemented, which provides benefits in the event those individuals become chronically ill. The coverage is for a period of three years up to a lifetime, depending on the age of the director, and the amount of the benefit is based on the director's years of service with the Company after the inception of the long-term care program. The Company paid a one-time premium of $21,000 in 2001 for the long-term care policies.

   During the year, the Company purchased $16.3 million of "Bank Owned Life Insurance" (BOLI) in connection with the above SERP and long-term care benefit programs.

14.  Commitments and Contingent Liabilities

   In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies, including the obtaining of collateral, where appropriate. At December 31, 2001 and 2000, the Company's loan commitments amounted to $413.5 million and $349.5 million, respectively. Standby letters of credit were $12.3 million and $8.3 million at December 31, 2001 and 2000, respectively. In addition, commitments under commercial letters of credit used to facilitate customers' trade transactions amounted to $1.7 million and $7,900 at December 31, 2001 and 2000, respectively.

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

15.  Fair Value of Financial Instruments

   The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

                                                                                  December 31,
                                                                   -------------------------------------------
                                                                           2001                  2000
                                                                   --------------------- ---------------------
                                           Assumptions Used in      Carrying              Carrying
                                          Estimating Fair Value      Amount   Fair Value   Amount   Fair Value
                                          ---------------------    ---------- ---------- ---------- ----------
                                                                                 (in thousands)
Assets
Cash and due from banks................ Approximately equal to
                                        carrying value             $   57,628 $   57,628 $   72,292 $   72,292
Interest-earning deposits with banks... Approximately equal to
                                        carrying value                  9,361      9,361     48,153     48,153
Securities available for sale.......... Quoted market prices          144,465    144,465    103,287    103,287
Securities held to maturity............ Quoted market prices            7,856      8,024      7,435      7,501
Loans held for sale.................... Approximately equal to
                                        carrying value                 29,364     29,419     14,843     14,843
Loans.................................. Discounted expected
                                        future cash flows, net of
                                        allowance for loan
                                        losses                      1,170,633  1,272,019  1,173,729  1,293,828
Liabilities
Deposits............................... Fixed-rate certificates of deposit: Discounted
                                        expected future cash
                                        flows
                                        All other deposits:
                                        Approximately equal to
                                        carrying value             $1,306,750 $1,308,994 $1,327,023 $1,332,665
Federal Home Loan Bank advances........ Discounted expected
                                        future cash flows              40,000     39,994     40,000     39,981
Trust preferred obligations............ Discounted expected
                                        future cash flows              21,367     21,368
Other borrowings....................... Discounted expected
                                        future cash flows                                     4,500      4,500

Off-Balance-Sheet Financial Instruments

   The fair value of commitments, guarantees and letters of credit at December 31, 2001, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

16.  Business Segment Information

   The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

   The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company's branch offices. Real estate lending offers single-family residential, multi-family residential, and commercial real estate loans, and the associated loan servicing activities.

   Prior to 1999, the Company was managed as one segment, not by discrete operating segments. With the appointment of new executive officers in 1999, the Company began reviewing financial performance along the three major lines described above. The Executive Management Committee, which is the senior decision making group of the Company, is comprised of six members including the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer, and four Executive Vice Presidents.

   The Company generates segment results that include balances directly attributable to business line activities. Overhead and other indirect expenses are not allocated to the major lines of business. The Company's Executive Management Committee manages the major lines collectively, since in the opinion of management, all the lines are interrelated.

   The financial results of each segment were derived from the Company's general ledger system. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating segment. Expenses incurred directly by sales and back office support functions are not allocated to the major lines of business.

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

   Financial highlights by lines of business:

                      Condensed Statement of Operations:

                                                               Year Ended December 31, 2001
                                                  -----------------------------------------------------
                                                  Commercial Retail    Real Estate
                                                   Banking   Banking     Lending    Other      Total
                                                  ---------- --------  ----------- --------  ----------
                                                                      (in thousands)
Net interest income after provision for loan loss  $ 11,294  $ 33,237   $ 12,792   $ (4,918) $   52,405
Other income.....................................       687     4,909      2,677      9,178      17,451
Other expense....................................    (2,711)  (17,525)    (2,470)   (28,248)    (50,954)
                                                   --------  --------   --------   --------  ----------
Contribution to overhead and profit..............  $  9,270  $ 20,621   $ 12,999   $(23,988)     18,902
   Income taxes..................................                                                (6,389)
                                                   --------  --------   --------   --------  ----------
Net income.......................................                                            $   12,513
                                                   ========  ========   ========   ========  ==========
Total assets.....................................  $338,339  $586,767   $339,175   $234,013  $1,498,294
                                                   ========  ========   ========   ========  ==========

                                                               Year Ended December 31, 2000
                                                  -----------------------------------------------------
                                                  Commercial Retail    Real Estate
                                                   Banking   Banking     Lending    Other      Total
                                                  ---------- --------  ----------- --------  ----------
                                                                      (in thousands)
Net interest income after provision for loan loss  $  9,759  $ 42,606   $  5,917   $ (9,814) $   48,468
Other income.....................................       638     4,272        767       5910      11,587
Other expense....................................    (2,356)  (16,010)    (2,052)   (24,335)    (44,753)
                                                   --------  --------   --------   --------  ----------
Contribution to overhead and profit..............  $  8,041  $ 30,868   $  4,632   $(28,239)     15,302
   Income taxes..................................                                                (5,232)
                                                   --------  --------   --------   --------  ----------
Net income.......................................                                            $   10,070
                                                   ========  ========   ========   ========  ==========
Total assets.....................................  $337,193  $637,825   $322,648   $198,829  $1,496,495
                                                   ========  ========   ========   ========  ==========

                                                               Year Ended December 31, 1999
                                                  -----------------------------------------------------
                                                  Commercial Retail    Real Estate
                                                   Banking   Banking     Lending    Other      Total
                                                  ---------- --------  ----------- --------  ----------
                                                                      (in thousands)
Net interest income after Provision for loan loss  $  9,925  $ 30,979   $  7,377   $ (1,172) $   47,109
Other income.....................................       522     3,847      1,114      4,663      10,146
Other expense....................................    (2,445)  (13,112)    (1,882)   (22,205)    (39,644)
                                                   --------  --------   --------   --------  ----------
Contribution to overhead and profit..............  $  8,002  $ 21,714   $  6,609   $(18,714)     17,611
   Income taxes..................................                                                (5,941)
                                                   --------  --------   --------   --------  ----------
Net income.......................................                                            $   11,670
                                                   ========  ========   ========   ========  ==========
Total assets.....................................  $369,390  $479,272   $266,051   $122,444  $1,237,157
                                                   ========  ========   ========   ========  ==========

17.  Parent Company Financial Information

            Condensed Statement of Operations--Parent Company Only

                                                                         Years ended December 31,
                                                                        -------------------------
                                                                         2001     2000     1999
                                                                        -------  -------  -------
                                                                              (in thousands)
Income
Interest on loans...................................................... $    57  $    23  $    21
Interest on securities available for sale..............................      48                57
Dividend from bank subsidiary..........................................            2,000
Interest-earning deposits:
   Unrelated banks.....................................................     101       13      128
   Other...............................................................      53       10
                                                                        -------  -------  -------
       Total Income....................................................     259    2,046      206
Expense
Compensation and employee benefits.....................................     673      348      318
Trust preferred obligations............................................     635
Other interest expense.................................................     279      436        1
Other..................................................................     687      739      312
                                                                        -------  -------  -------
       Total Expenses..................................................   2,274    1,523      631
                                                                        -------  -------  -------
Income (loss) before income tax benefit and equity in undistributed net
  income of subsidiary.................................................  (2,015)     523     (425)
Income tax expense (benefit)...........................................    (705)    (517)    (145)
                                                                        -------  -------  -------
Income (loss) before equity in undistributed net income of subsidiary..  (1,310)   1,040     (280)
Equity in undistributed net income of subsidiary.......................  13,823    9,030   11,950
                                                                        -------  -------  -------
Net Income............................................................. $12,513  $10,070  $11,670
                                                                        =======  =======  =======

                 Condensed Balance Sheet--Parent Company Only

                                                         December 31,
                                                       -----------------
                                                         2001     2000
                                                       -------- --------
                                                        (in thousands)
        Assets
        Cash and due from subsidiary bank............. $    885 $    301
        Interest-earning deposits with unrelated banks      808      292
                                                       -------- --------
           Total cash and cash equivalents............    1,693      593
        Securities available for sale.................    5,037
        Loans.........................................      656    1,016
        Investment in bank subsidiary.................  132,878  117,155
        Other assets..................................      387    1,317
                                                       -------- --------
           Total Assets............................... $140,651 $120,081
                                                       ======== ========
        Liabilities and Shareholders' Equity
        Trust preferred obligations................... $ 21,367
        Other borrowed funds..........................          $  4,500
        Other liabilities.............................      318    1,758
                                                       -------- --------
           Total liabilities..........................   21,685    6,258
        Shareholders' equity..........................  118,966  113,823
                                                       -------- --------
           Total Liabilities and Shareholders' Equity. $140,651 $120,081
                                                       ======== ========

            Condensed Statement of Cash Flows--Parent Company Only

                                                                     Years ended December 31,
                                                                   ---------------------------
                                                                     2001     2000      1999
                                                                   --------  -------  --------
                                                                          (in thousands)
Operating Activities
Net income........................................................ $ 12,513  $10,070  $ 11,670
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Equity in undistributed earnings of subsidiary.................  (13,823)  (9,030)  (11,950)
   Provision for depreciation and amortization....................       14       14        12
   Net changes in other assets and liabilities....................     (455)   1,490       129
                                                                   --------  -------  --------
       Net cash (used) provided by operating activities...........   (1,751)   2,544      (139)
Investing Activities
Purchase of securities available for sale.........................   (5,212)
Proceeds from maturities of securities available for sale.........                       6,000
Loans originated or acquired, net of principal collected..........      360     (656)
Contribution of capital--bank subsidiary, net.....................   (2,000)  (5,000)  (12,980)
Other, net........................................................                      (1,050)
                                                                   --------  -------  --------
       Net cash used by investing activities......................   (6,852)  (5,656)   (8,030)
Financing Activities
Proceeds from other borrowings....................................             1,500     3,000
Payment of other borrowings.......................................   (4,500)
Proceeds from trust preferred obligations.........................   22,000
Payment of trust preferred placement fee..........................     (661)
Tax benefits from exercise of stock options.......................               378
Proceeds from issuance of common stock............................    1,796    1,673     1,303
Repurchase of common stock........................................   (8,960)
Other, net........................................................       28
                                                                   --------  -------  --------
       Net cash provided by financing activities..................    9,703    3,551     4,303
                                                                   --------  -------  --------
          Increase (decrease) in cash and cash equivalents........    1,100      439    (3,866)
Cash and cash equivalents at beginning of period..................      593      154     4,020
                                                                   --------  -------  --------
   Cash and cash equivalents at end of period..................... $  1,693  $   593  $    154
                                                                   ========  =======  ========

                          ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2001
Commission File Number 0-20288

Columbia Banking System, Inc.
Incorporated in the State of Washington
IRS Employer Identification Number: 91-1422237
Address: 1301 "A" Street
P.O. Box 2156
Tacoma, Washington 98401-2156
Telephone: (253) 305-1900

   Columbia (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Columbia's knowledge, in the definitive Proxy Statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K.

   Certain information has been incorporated by reference as described herein into Part III of this report from Columbia's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                          10-K CROSS REFERENCE INDEX

   This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2001 results. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated into the Form 10-K.

Form 10-K

Part and                                                                   Annual Report  Proxy Statement
Item No.                             Caption                                Page Number    Page Number*
--------                             -------                              --------------- ---------------
Part I
Item 1   Business........................................................ 1-5, 29-30, 32,
                                                                           42 (Note 4),
                                                                           47 (Note 8),
                                                                           51 (Note 12),
                                                                           55 (Note 16)
Item 2   Properties......................................................   46 (Note 7)
Item 3   Legal Proceedings...............................................  53 (Note 14)
                                                                                Not
Item 4   Submission of Matters to a Vote of Security Holders.............   Applicable

Part II
Item 5   Market for the Registrant's Common Stock and Related Stockholder
           Matters.......................................................     26, 28
Item 6   Selected Financial Data.........................................       6-9
Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................      10-26
Item 7a  Quantitative and Qualitative Disclosures About Market Risk......      22-25
Item 8   Financial Statements and Supplementary Data.....................    34-37, 27
Item 9   Changes in and Disagreements with Accountants on Accounting and        Not
           Financial Disclosure..........................................   Applicable

Part III
Item 10  Directors and Executive Officers of the Registrant..............      31-32            5-7
Item 11  Executive Compensation *........................................                       14
Item 12  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...............................                       4-5
Item 13  Certain Relationships and Related Transactions..................                      17-18

Part IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       61

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

   The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed with this Form 10-K Annual Report through incorporation by reference:

   .   Columbia's Restated Articles of Incorporation

   .   Columbia's Restated Bylaws

   .   Material Contracts, including certain compensatory plans and agreements

   .   Subsidiary of the Company

   . Powers of Attorney of Directors Devine, Dressel, Fabulich, Fine, Folsom, Halleran, Hulbert, Matson, Rodman, Snyder, Weyerhaeuser, and Will.

   A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Columbia Banking System, Inc., Investor Relations, P.O. Box 2156, MS 8300, Tacoma, WA 98401-2156

  Reports on Form 8-K:

   On November 27, 2001 the Company filed an 8-K dated November 13, 2001 announcing completion of its stock repurchase program originally announced on August 9, 2001.

Independent Auditors

  Deloitte & Touche LLP

Transfer Agent and Registrar

  American Stock Transfer & Trust Company

Market Makers

  Dain Rauscher, Inc.
  Hoefer & Arnett, Inc.
  Keefe, Bruyette & Woods, Inc.
  Knight Securities LP
  NDB Capital Markets Corp.
  Spear, Leeds & Kellogg Capital Markets

Regulatory and Securities Counsel

  Davis Wright Tremaine, LLP

Annual Meeting

  Best Western Executive Inn
  5700 Pacific Highway East
  Fife, Washington
  Tuesday, April 2, 2002
  1:00 p.m.

Stock Listing

   The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol: COLB.

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


      Immediate access to the Company's quarterly earnings news release via the Internet is provided by Company News on Call at http://www.prnewswire.com.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2002.

                                             COLUMBIA BANKING SYSTEM, INC.
                                                        (Registrant)

                                             By:     /S/  J. JAMES GALLAGHER
                                                  ------------------------------
                                                       J. James Gallagher
                                                        Vice Chairman and
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of February 2002.

                                              Principal Executive Officer:

                                              By:     /S/  J. JAMES GALLAGHER
                                                   -----------------------------
                                                        J. James Gallagher
                                                         Vice Chairman and
                                                      Chief Executive Officer

                                              Principal Financial Officer:

                                                    /S/  GARY R. SCHMINKEY
                                              ----------------------------------
                                                      Gary R. Schminkey
                                                 Executive Vice President and
                                                   Chief Financial Officer

   J. James Gallagher, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 13, 2002 as attorney in fact for the following directors who constitute a majority of the Board.

              [Richard S. DeVine]       [Thomas M. Hulbert]
              [Melanie J. Dressel]      [Thomas L. Matson]
              [Jack Fabulich]           [Donald Rodman]
              [Jonathan Fine]           [Sidney R. Snyder]
              [John P. Folsom]          [William T. Weyerhaeuser]
              [John Halleran]           [James M. Will]


   /S/  J. JAMES GALLAGHER
-----------------------------
     J. James Gallagher
      Attorney-in-fact

   February 13, 2002

Columbia Banking System, Inc. Board of Directors

Richard S. Devine       Melanie J. Dressel                  Jack Fabulich
President               President & Chief Operating Officer Honorary Chairman of Parker
Chinook Resources, Inc. Columbia Banking System, Inc.,      Paint Manufacturing, Inc.
                        President & Chief Executive Officer Commissioner
                        Columbia Bank                       Port of Tacoma

Jonathan Fine           John P. Folsom                      J. James Gallagher
Chief Executive Officer President and                       Vice Chairman and
United Way of           Chief Executive Officer             Chief Executive Officer
King County             Brown & Brown, Inc.                 Columbia Banking System, Inc.

John A. Halleran        Thomas M. Hulbert                   Thomas L. Matson
Private Investor        President and                       Owner and President
                        Chief Executive Officer             Tom Matson Dodge, Inc.
                        Winsor Corporation

Donald Rodman           Sidney R. Snyder                    William T. Weyerhaeuser
Owner and               Vice Chairman                       Chairman
Executive Officer       Pacific Financial Corporation       Columbia Banking System, Inc.
Rodman Realty           Washington State Senator            Clinical Psychologist
                        Owner of Sid's Food Market          Director
                                                            Potlatch Corporation

James M. Will
President
Titus-Will Enterprises

    Branch Locations

    PIERCE COUNTY
1   13th & A                          2  ALLENMORE                   3  BONNEY LAKE
    1301 "A" Street                      1959 South Union               19925 State Rte 410 E
    Suite 100                            Tacoma, WA 98405               Bonney Lake, WA 98390
    Tacoma, WA 98402                     (253) 627-6909                 (253) 863-8500
    (253) 396-6900                       Robert Bruback                 Keith Brown
    Michael Block

4   BROADWAY PLAZA                    5  EDGEWOOD/MILTON             6  FIFE
    1102 Broadway Plaza                  1250 Meridian E                5501 Pacific Hwy. E
    Tacoma, WA 98402                     Milton, WA 98354               Fife, WA 98424
    (253) 305-1940                       (253) 952-6646                 (253) 922-7870
    Michael Block                        Dolores Ehli                   Doug Hedger

7   FIRCREST                          8  GIG HARBOR                  9  LAKEWOOD
    2401 Mildred St. W                   5303 Point Fosdick Dr. NW      6202 Mount Tacoma Dr. SW
    Fircrest, WA 98466                   Gig Harbor, WA 98335           Lakewood, WA 98499
    (253) 566-1172                       (253) 858-5105                 (253) 581-4232
    Dan Patjens                          Chris Gullett                  Jay Mayer

10  MARTIN LUTHER KING                11 OLD TOWN                    12 PUYALLUP
    1102 Martin Luther King Jr. Way      2200 North 30th St.            4220 S. Meridian
    Tacoma, WA 98405                     Tacoma, WA 98403               Puyallup, WA 98373
    (253) 597-8000                       (253) 272-0412                 (253) 770-0770
    Julie Borell                         Connie Nelson                  Stan Ausmus

13  176th & MERIDIAN                  14 SOUTH HILL MALL             15 SPANAWAY
    17208 Meridian E                     3500 S. Meridian               17502 Pacific Ave. S
    Puyallup, WA 98373                   Suite 503                      Spanaway, WA 98387
    (253) 445-6748                       Puyallup, WA 98373             (253) 539-3094
    Alana Rouff                          (253) 770-8161                 Joy Johnson
                                         Kathleen Knapper

16  STADIUM                           17 SUMMIT                      18 84th & PACIFIC
    601 N. 1st.                          10409 Canyon Road E            201 S. 84th Street
    Tacoma, WA 98403                     Puyallup, WA 98373             Tacoma, WA 98444
    (253) 597-8811                       (253) 770-9323                 (253) 471-7000
    Monica Stevens                       Debra Hamilton                 Dean Piotrowski

19  WESTGATE
    5727 N. 21st St.
    Tacoma, WA 98406
    (253) 761-8170
    Connie Pentecost

    KING COUNTY
20  AUBURN                            21 BELLEVUE                    22 BELLEVUE WAY
    25 16th St. NE                       777 108th Ave. NE              10350 NE 10th St.
    Auburn, WA 98002                     Suite 100                      Bellevue, WA 98004
    (253) 939-9600                       Bellevue, WA 98004             (425) 452-7323
    Patty Osthus                         (425) 646-9696                 Bob MacIsaac
                                         Rebecca Holverson

23  FEDERAL WAY                       24 FOREST VILLA                25 ISSAQUAH
    33370 Pacific Highway S              2749 Auburn Way S.             775 NW Gilman Blvd.
    Federal Way, WA 98003                Auburn, WA 98002               Suite F
    (253) 925-9323                       (253) 887-1186                 Issaquah, WA 98027
    Mike Harris                          Lillian McGinnis               (425) 369-9200
                                                                        Kirk Fultz

26  KENT                              27 SOUTH AUBURN
    504 W. Meeker                        4101 A St. SE
    Kent, WA 98032                       Auburn, WA 98002
    (253) 852-8400                       (253) 939-9800
    Shirley McGregor                     Rod Clemmer


    COWLITZ COUNTY
28  COMMERCE                     29  30th AVENUE          30  WOODLAND
    1338 Commerce Ave.               2207 30th Ave.           782 Goerig St.
    Longview, WA 98632               Longview, WA 98632       Woodland, WA 98674
    (360) 636-9200                   (360) 423-8760           (360) 225-9421
    Faith Pacheco                    Faith Pacheco            Carol Rounds

    KITSAP COUNTY                    THURSTON COUNTY
31  PORT ORCHARD                 32  WEST OLYMPIA
    228 Bravo Terrace Port           2820 Harrison Ave
    Orchard, WA 98366                Olympia, WA 98502
    (360) 876-8384                   (360) 375-5800
    Rob Putas                        Diane Avery

*   The following branches are   *   REDMOND              *   2nd & COLUMBIA
    scheduled to open during the     8201 164th Avenue NE     721 Second Avenue
    first quarter of 2002.           Suite 105                Seattle, WA 98104
                                     Redmond, WA 98052        (206) 223-1000
                                     (425) 558-7500           Kellie Walker
                                     Judi Lindsay

                               INDEX TO EXHIBITS

Exhibit
  No.
-------

  3.1   Amended and Restated Articles of Incorporation. (6)

  3.2   Restated Bylaws. (1)

  4.1   Specimen of common stock certificate. (4)

  4.2   Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

 10.1   Outsourcing agreement as of January 1, 2001 between the Company and Metavante Corporation (5)

 10.2   Deferred Compensation Plan for directors and certain key employees effective September 22, 1999. (1)

 10.3   2000 Amended and Restated Stock Option Plan. (2)

 10.4   Amended and Restated Employee Stock Purchase Plan. (4)

 10.5   Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises
          Trust. (4)

 10.6   Amended Employment Agreement between the Bank, the Company and J. James Gallagher effective
          December 20, 2000. (3) (4)

 10.7   Amended Employment Agreement between the Bank, the Company and Melanie J. Dressel effective
          December 20, 2000. (3) (4)

 10.8   Employment Agreement between the Bank, the Company and Harald R. Russell effective
          December 20, 2000. (3) (4)

 10.9   Employment Agreement between the Bank, the Company and Evans Q. Whitney effective
          December 20, 2000. (5) (4)

 10.10  Employment Agreement between the Bank, the Company and Donald L. Hirtzel effective October 31,
          2000. (8)

 10.11  Form of Severance Agreement between the Company and Mr. Gary Schminkey effective
          December 20, 2000. (3) (4)

 10.12  Form of Promissory Note issued by each of Mr. Gallagher, Ms. Dressel, Mr. Whitney and Mr. Russell
          to the Company in consideration of the Company's 2000 issuance of restricted stock. (4)

 10.13  Amended Restricted Stock Award Agreement between the Bank, the Company and J. James
          Gallagher effective July 1, 1998. (4)

 10.14  Restricted Stock Award Agreement between the Bank, the Company and Melanie J. Dressel effective
          January 28, 1998. (4)

 10.15  Restricted Stock Award Agreement between the Bank, the Company and Harald R. Russell effective
          January 28, 1998. (4)

 10.16  Restricted Stock Award Agreement between the Bank, the Company and Evans Q. Whitney effective
          January 28, 1998. (4)

 10.17  Executive Summary - The Secura Group. (6)

 10.18  Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Devine, Mr. Folsom, Mr. Gallagher, Mr. Halleran, Mr. Hulbert, Mr. Rodman and
          Mr. Will. (7)

Exhibit
  No.
-------

 10.19  Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc.,
          Columbia State Bank, its wholly owned subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel, J. James Gallagher, H.R. Russell, Gary R.
          Schminkey, and Evans Q. Whitney. (7)

 10.20. Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking
          System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following officers: Melanie J. Dressel, J. James Gallagher, H.R. Russell, Gary R. Schminkey, and Evans Q.
          Whitney. (8)

 10.21. Form of Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia
          State Bank, its wholly owned subsidiary, and Don L. Hirtzel. (7)

 21     Subsidiaries of the Company: Columbia State Bank. Columbia (WA) Statutory Trust.

 23     Consent of Deloitte & Touche, LLP. (8)

 24     Power of Attorney dated January 23, 2002. (8)

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3) This document is a management contract containing compensatory arrangements and is required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8) Filed with this Annual Report on Form 10-K for the year ended December 31, 2001.