Form 10-Q
period 2002-03-31
COLUMBIA BANKING SYSTEM INC
filed 2002-05-15
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number 0-20288

COLUMBIA BANKING SYSTEM, INC.

(Exact name of issuer as specified in its charter)

Washington	91-1422237

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 “A” Street Tacoma, Washington	98401

(Address of principal executive offices)	(Zip Code)

(253) 305-1900

(Issuer’s telephone number, including area code)

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

Yes [X]     No [   ]

The number of shares of the issuer’s Common Stock outstanding at
April 30, 2002 was 13,251,983

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I — FINANCIAL INFORMATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 Columbia Banking System, Inc.

(Unaudited)	Three Months Ended
	March 31,

(in thousands except per share)	2002	2001

Interest Income
Loans	$20,479	$26,358
Securities available for sale	2,572	1,477
Securities held to maturity	59	68
Deposits with banks	43	744

Total interest income	23,153	28,647
Interest Expense
Deposits	6,715	13,574
Federal Home Loan Bank advances	572	690
Trust preferred obligations	310
Other borrowings		114

Total interest expense	7,597	14,378

Net Interest Income	15,556	14,269
Provision for loan losses	7,065	900

Net interest income after provision for loan losses	8,491	13,369
Noninterest Income
Service charges and other fees	1,942	1,596
Mortgage banking	596	561
Merchant services fees	1,046	942
Gain on sale of investment securities, net		(23)
Other	483	249

Total noninterest income	4,067	3,325
Noninterest Expense
Compensation and employee benefits	7,289	6,429
Occupancy	1,967	1,621
Merchant processing	417	527
Advertising and promotion	676	340
Data processing	461	462
Taxes, licenses & fees	428	546
Other	2,455	2,007

Total noninterest expense	13,693	11,932

Income (loss) before income taxes	(1,135)	4,762
Provision (benefit) for income taxes	(707)	1,633

Net Income (Loss)	$(428)	$3,129

Net income (loss) per common share:
Basic	$(0.03)	$0.23
Diluted	(0.03)	0.23
Average number of common shares outstanding	13,145	13,586
Average number of diluted common shares outstanding	13,297	13,710

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
 Columbia Banking System, Inc.

	(Unaudited)
	March 31,	December 31,
(in thousands)	2002	2001

Assets
Cash and due from banks	$62,702	$57,628
Interest-earning deposits with banks	1,130	9,361

Total cash and cash equivalents	63,832	66,989
Securities available for sale at fair value (amortized cost of $241,830 and $145,550, respectively)	239,282	144,465
Securities held to maturity (fair value of $7,511 and $8,024, respectively)	7,356	7,856
Federal Home Loan Bank stock	9,276	9,141
Loans held for sale	18,927	29,364
Loans, net of unearned income of ($2,889) and ($2,894), respectively	1,171,192	1,170,633
Less: allowance for loan losses	15,226	14,734

Loans, net	1,155,966	1,155,899
Interest receivable	7,622	6,405
Premises and equipment, net	54,024	52,297
Real estate owned	276	197
Other	37,137	25,681

Total Assets	$1,593,698	$1,498,294

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$248,158	$242,971
Interest-bearing	1,061,607	1,063,779

Total deposits	1,309,765	1,306,750
Federal Home Loan Bank advances	135,970	40,000
Trust preferred obligations	21,383	21,367
Other liabilities	8,600	11,211

Total liabilities	1,475,718	1,379,328
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	March 31,	December 31,
	2002	2001

Common stock (no par value)
Authorized shares	57,173	57,173
Issued and outstanding	12,622	12,577	102,285	101,892
Retained earnings			17,351	17,779
Accumulated other comprehensive income (loss) — Unrealized gains (losses) on securities available for sale, net of tax			(1,656)	(705)

Total shareholders’ equity			117,980	118,966

Total Liabilities and Shareholders’ Equity			$1,593,698	$1,498,294

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
 Columbia Banking System, Inc.

	Common stock			Accumulated
				Other	Total
	Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at January 1, 2001	13,059	$92,673	$21,649	$(499)	$113,823
Comprehensive income:
Net income for 2001			12,513
Less realized gains on securities available for sale included in net income, net of tax of $602				1,118
Change in unrealized gains (losses) on securities available for sale, net of tax of $491				912
Total comprehensive income					12,307
Issuance of stock under stock option and other plans	178	1,796			1,796
Issuance of shares of common stock — 10% stock dividend		16,383	(16,383)
Retirement of shares of common stock — Stock repurchase plan	(660)	(8,960)			(8,960)

Balance at December 31, 2001	12,577	$101,892	$17,779	$(705)	$118,966
(Unaudited)
Comprehensive income:
Net income (loss) for 2002			(428)
Change in unrealized gains (losses) on securities available for sale, net of tax of $512				(951)
Total comprehensive income (loss)					(1,379)
Issuance of stock under stock option and other plans	45	393			393

Balance at March 31, 2002	12,622	$102,285	$17,351	$(1,656)	$117,980

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 Columbia Banking System, Inc.

(Unaudited)	Three Months Ended
	March 31,

(in thousands)	2002	2001

Operating Activities
Net income (loss)	$(428)	$3,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,065	900
Gains on real estate owned	(40)
Depreciation and amortization	858	297
Deferred income tax (benefit) expense	(731)	432
Net realized losses on sale of assets	12	16
Decrease (increase) in loans held for sale	10,437	(23,823)
(Increase) decrease in interest receivable	(1,217)	1,601
Net changes in other assets and liabilities	(12,827)	1,221

Net cash provided (used) by operating activities	3,129	(16,227)
Investing Activities
Proceeds from sales of securities available for sale		46,712
Proceeds from maturities of securities available for sale	85	14,586
Purchases of securities available for sale	(13,579)	(29,277)
Proceeds from maturities of mortgage-backed securities available for sale	6,377	136
Purchase of mortgage-backed securities available for sale	(89,679)	(13,761)
Proceeds from maturities of securities held to maturity	500	100
Stock dividends from Federal Home Loan Bank stock	(135)	(137)
Loans originated and acquired, net of principal collected	(6,769)	(18,841)
Purchases of premises and equipment	(2,573)	(1,630)
Proceeds from disposal of premises and equipment	6
Proceeds from sale of real estate owned	87
Other, net		8

Net cash used by investing activities	(105,680)	(2,104)
Financing Activities
Net increase (decrease) in deposits	3,015	(22,581)
Net increase in other borrowings		3,500
Net increase in Federal Home Loan Bank advances	95,970
Proceeds from issuance of common stock, net	393	407
Other, net	16

Net cash provided (used) by financing activities	99,394	(18,674)

Decrease in cash and cash equivalents	(3,157)	(37,005)
Cash and cash equivalents at beginning of period	66,989	120,445

Cash and cash equivalents at end of period	$63,832	$83,440

Supplemental information:
Cash paid for interest	$8,994	$14,005
Cash paid for income taxes	304	1,600
Loans foreclosed and transferred to real estate owned	126

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 Columbia Banking System, Inc.

Columbia Banking System, Inc. (the “Company” or “CBSI”) is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank (“Columbia Bank”), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 35 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas.

1. Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2. Earnings Per Share

Earnings per share (“EPS”) is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 152,000 and 124,000 for the three months ended March 31, 2002 and 2001, respectively.

3. Subsequent Event: Stock Dividend

On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002, to shareholders of record as of April 16, 2002. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

4. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company implemented SFAS No. 142 on January 1, 2002, and the adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company’s consolidated results of operations, financial position, or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 and the impact to its consolidated results of operations and financial condition was not material.

5. Business Segment Information

The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The principal activities conducted by commercial banking are the delivery of commercial business and private banking services with the emphasis on commercial business loans. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Bank’s branch offices. Real estate lending includes single-family residential, multi-family residential, commercial real estate loans, and the associated loan servicing activities.

The financial results of each segment were derived from the Company’s general ledger system. Since the Company is not specifically organized around lines of business, most reportable segments are comprised of more than one operating segment. Expenses incurred directly by marketing and back office support functions are not allocated to the major lines of business.

Since SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires no segmentation or methodology standardization, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions.

Financial highlights by lines of business:

Condensed Statements of Operations:

	Three Months Ended March 31, 2002

	Commercial	Retail	Real Estate
(in thousands)	Banking	Banking	Lending	Other	Total

Net interest income after provision for loan losses	$2,831	$7,502	$4,099	$(5,941)	$8,491
Other income	195	1,349	597	1,926	4,067
Other expense	(669)	(4,794)	(719)	(7,511)	(13,693)

Contribution to overhead and profit	$2,357	$4,057	$3,977	$(11,526)	$(1,135)
Income taxes					(707)

Net income (loss)					$(428)

Total assets	$327,979	$610,411	$326,532	$328,776	$1,593,698

	Three Months Ended March 31, 2001

	Commercial	Retail	Real Estate
(in thousands)	Banking	Banking	Lending	Other	Total

Net interest income after provision for loan losses	$2,744	$8,979	$2,450	$(804)	$13,369
Other income	146	1,115	576	1,488	3,325
Other expense	(670)	(4,899)	(540)	(5,823)	(11,932)

Contribution to overhead and profit	$2,220	$5,195	$2,486	$(5,139)	4,762
Income taxes					(1,633)

Net income					$3,129

Total assets	$332,595	$647,622	$349,704	$153,950	$1,483,871

6. Stock Repurchase

In March 2002, the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock, representing approximately 4% of the 12.6 million common shares outstanding at the time of the repurchase program announcement. The Company intends to repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2002 the Company has not repurchased shares of common stock in this current stock repurchase program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
 Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (the “Company”) and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

This Form 10-Q includes forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe Columbia’s management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001 and any other similar future events, are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged; and (7) the Company’s ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

Overview

Columbia Banking System, Inc. (the “Company”) is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank (“Columbia Bank” or “the Bank”), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 35 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (Division of Banks). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities resulting from increased consolidation of banks in the Company’s principal market area, primarily through acquisitions by out-of-state holding companies, and the resulting dislocation of customers. In the five years ended December 31, 2001, the Company has achieved significant growth in profitability, assets, loans and deposits, despite moderation in its rate of growth in 2001, as shown in the following chart.

	At/For Year Ended	Five Year Compounded
(dollars in thousands)	December 31, 2001	Annual Growth Rate

Net Income	$12,513	22%
Assets	1,498,294	16
Loans	1,170,633	17
Total Deposits	1,306,750	17
Core Deposits	846,546	21

The Company’s goal is to become the leading super community bank headquartered in the Pacific Northwest while establishing a significant presence in selected northwest markets, and to achieve superior financial performance at the earliest practical date, consistent with development of its northwest franchise. Strategic business combinations may augment internal growth. The Company intends to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households.

Management believes the consolidation among financial institutions in the northwest part of the U.S. has created significant gaps in the ability of large banks operating in the states comprising that area to serve certain customers, particularly the Company’s target customer base of small and medium-sized businesses, professionals and other individuals. The Company’s business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company’s strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it now serves and in areas contiguous to those markets. The Company has closely followed the significant changes to federal banking laws, which allow financial institutions to engage in a broader range of activities than previously permitted. That legislation also authorized the creation of financial holding companies to facilitate such expanded activity. As the Company pursues its growth strategy, it is possible that the Company will utilize the financial holding company structure to accommodate an expansion of its products and services.

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call™ telephone banking, Columbia OnLine™ internet banking, development of complementary lines of business, and acquisitions. In particular, the Company anticipates continued growth in its market areas of Pierce, King, Thurston, Cowlitz and Kitsap Counties. Aggressive expansion within the Seattle and “Eastside” areas of King County was begun in 2000 with the hiring of additional experienced bankers with extensive knowledge of the market.

The Company has grown from four branches in 1993 to its current 35 branches: 20 in Pierce County, 10 in King County, three in Cowlitz County, one in Kitsap County, and one in Thurston County. This expansion has been achieved primarily through internal growth. During the first quarter of 2002, the Company continued its planned expansion in the King County market, opening an office in downtown Seattle, and a branch office in Redmond, Washington. In addition to the King County expansion, the Company continued to expand in its traditional market areas. The Company’s Fife branch moved to a new facility in March 2002. The new facility provides better access and the space to offer expanded services to customers. An expansion of the Summit branch in Puyallup was completed and its grand opening was held the first of April. The Company expects to moderate its branch growth in the remainder of 2002 as it currently has only one additional branch under evaluation. Management intends to balance future growth with improved financial results, as new branches normally do not contribute to net income for many months after opening.

In addition to its branch network, the Company continuously reviews new products and services to give its customers more financial service options. New technology and services are reviewed for business development and cost saving purposes. The Company’s online banking service, “Columbia On-Line ™” enables customers to conduct a full range of services on a real time basis, including balance inquiries, transfers, bill paying, loan information, and check image viewing. This online service has also enhanced the delivery of cash management services to commercial customers.

In order to fund its lending activities and to allow for increased contact with customers, the Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities rapidly while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Although the Company’s expense ratios generally have improved since 1993, management anticipates that the expense ratios will remain relatively high by industry standards for the foreseeable future due to the Company’s continuing growth strategy, implementation of new products and services, and new branch additions in 2001 and 2002.

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years; however, growth slowed noticeably during 2001 and a continued slow economy is anticipated. Washington state economists believe the mixed economic indicators for the Puget Sound region signal the end of the economic decline; however, the region’s growth and recovery is expected to be slow throughout 2002 and into 2003. The commercial airline and aerospace industries have contracted in the Puget Sound region due in part to the September 11, 2001 terrorist attack experienced on the East Coast. Boeing Company press releases estimated a 25% to 27% decline of its 2002 commercial airplane deliveries from deliveries forecasted prior to the tragic events of September 11. Consequently, Boeing announced employment layoffs approximating 30,000 by mid-2002, with over 60% of the layoffs to date occurring in Western Washington. The full impact and timing of these job reductions on the Puget Sound economy are not yet known.

Results of Operations

The results of operations of the Company are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company’s operating expenses consist primarily of compensation and employee benefits costs, and occupancy expense. Like most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Net Income (Loss)

Net loss for the first quarter of 2002 was ($428,000), or ($0.03) per diluted share, compared to earnings of $3.1 million, or $0.23 per diluted share, for the first quarter of 2001. The decrease in earnings is the result of a $7.1 million provision for loan losses in the first quarter of 2002, due in large part to a $4.9 million charge-off in connection with the troubled credit relationship first reported in the financial statements for the year ended December 31, 2000. See “Provision and Allowances for Loan Losses” on page 17. During the quarter, total revenue (net interest income plus noninterest income), increased $2.0 million, or 12% from the first quarter of 2001, while noninterest expense increased $1.8 million, or 15% compared with the first quarter of 2001.

Net Interest Income

Net interest income for the first quarter of 2002 increased 9% to $15.6 million, from $14.3 million in the first quarter of 2001. The increase in net interest income was largely due to declining deposit costs coupled with interest rates on loans and other earning assets that remained at a low, but stable, rate in the first quarter of 2002 compared to the rapidly declining rate environment the prior year. Since reductions in deposit and other funding costs initially lag reductions in interest-earning asset yields, when interest rates declined during 2001, the yield on interest-earning assets declined faster than the cost of interest-bearing liabilities. During 2001, the Company took steps to lower its cost of deposits. The effect of these adjustments initially lagged the effect of reduced loan yields, but accelerated in the first quarter 2002.

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.54% in the first quarter of 2002 from 4.42% in the fourth quarter of 2001 and 4.24% in the first quarter of 2001. Average interest-earning assets increased $42.8 million, or 3%, to $1.42 billion compared with $1.37 billion in the same period in 2001. An increase of $109.1 million in average investments was partially offset by a decrease of $43.2 million in interest-earning deposits with banks and a decrease of $23.0 million in average loans. The yield on average interest-earning assets decreased 177 basis points to 6.71% during the first quarter of 2002 compared with 8.48% during the same period of 2001.

In comparison, average interest-bearing liabilities grew $40.6 million, or 4%, to $1.2 billion compared with $1.1 billion for the same period in 2001. An increase of $77.6 million in overall borrowings was offset by a decrease of $37.0 million in interest-bearing deposits. All of the deposit decrease was in certificates of deposit. The average cost of interest-bearing liabilities decreased 251 basis points to 2.62% during the first quarter of 2002 from 5.13% in the same period of 2001. Management expects continued, but slower, improvement in net interest margin during 2002 as deposit cost repricing catches up with the 2001 reductions in rates on interest-earning assets, and yields on interest-earning assets begin to rise slowly.

CONSOLIDATED AVERAGE BALANCES — NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended
	March 31,		Increase
			(Decrease)
(in thousands)	2002	2001	Amount

ASSETS
Loans	$1,193,656	$1,216,685	$(23,029)
Securities	212,956	103,904	109,052
Interest-earning deposits with banks	10,335	53,535	(43,200)

Total interest-earning assets	1,416,947	1,374,124	42,823
Other earning assets	17,379		17,379
Non-earning assets	112,940	110,240	2,700

Total assets	$1,547,266	$1,484,364	$62,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,053,306	$1,090,317	$(37,011)
Federal Home Loan Bank advances	102,242	40,000	62,242
Trust preferred obligations	21,373		21,373
Other borrowings		6,039	(6,039)

Total interest-bearing liabilities	1,176,921	1,136,356	40,565
Noninterest-bearing deposits	238,149	219,379	18,770
Other noninterest-bearing liabilities	10,794	11,959	(1,165)
Shareholders’ equity	121,402	116,670	4,732

Total liabilities and shareholders’ equity	$1,547,266	$1,484,364	$62,902

Noninterest Income

Noninterest income increased $742,000, or 22%, in the first quarter of 2002, compared with the same period in 2001. Increases during the first quarter of 2002 were primarily centered in service charges and other fees, merchant services income, and other income. The increase in service charges and other fees are due in large part to increased account analysis and overdraft fees collected. Increases in merchant services income are due to the overall growth of the customer base and the continued emphasis on expanding the market for that product.

During the first quarter 2002, the Bank purchased an additional $10.3 million of “Bank Owned Life Insurance” (BOLI) in connection with a Company benefit plan, bringing the total BOLI to $27.2 million. Other income increased primarily due to income from Bank Owned Life Insurance acquired by the Company in 2001.

Noninterest Expense

Total noninterest expense increased $1.8 million, or 15%, for the first quarter of 2002, compared with the same period in 2001. The increases were primarily due to personnel, occupancy, and advertising and promotion costs associated with the Company’s recent expansion. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 69.78% for the first quarter of 2002, compared to 67.73% for the same period in 2001.

Income Taxes

The Company recorded an income tax benefit of $707,000 for the first quarter 2002, compared with a provision for $1.6 million for the same period in 2001.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, the type of borrower, and aggregation of debt limits to a single borrower.

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 17.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company’s Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with appropriate loan committees, has the responsibility for administering the credit approval process. As another part of its control process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent examination to ensure continued performance and proper risk assessment.

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans; however, the Company concentrates its efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio composition by type of loan for the dates indicated:

	March 31,	% of	December 31,	% of
(in thousands)	2002	Total	2001	Total

Commercial business	$461,622	39.4%	$466,638	39.9%
Real estate:
One-to-four family residential	51,802	4.4	52,852	4.5
Five or more family residential and commercial properties	432,300	36.9	432,419	37.0

Total real estate	484,102	41.3	485,271	41.5
Real estate construction:
One-to-four family residential	19,387	1.7	20,693	1.8
Five or more family residential and commercial properties	99,306	8.4	91,080	7.7

Total real estate construction	118,693	10.1	111,773	9.5
Consumer	109,664	9.4	109,845	9.4

Sub-total loans	1,174,081	100.2	1,173,527	100.3
Less: Deferred loan fees	(2,889)	(0.2)	(2,894)	(0.3)

Total loans	$1,171,192	100.0%	$1,170,633	100.0%

Loans held for sale	$18,927		$29,364

Total loans (excluding loans held for sale) at March 31, 2002 were essentially unchanged from year-end 2001. However, within the loan portfolio, real estate construction increases were offset in large part by decreases in real estate and commercial loans.

Commercial Loans: Commercial loans decreased $5.0 million to $461.6 million from year-end 2001, representing 39.4% of total loans compared with 39.9% of total loans at December 31, 2001. Management is committed to providing competitive commercial lending in the Company’s market areas. Management believes slowdowns in commercial lending in 2001 and continuing in the first quarter of 2002 were due to decreased confidence of business owners as the economy slowed. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

Real Estate Loans: Residential one-to-four family loans decreased $1.1 million to $51.8 million at March 31, 2002, representing 4.4% of total loans, from $52.9 million, or 4.5% of total loans at December 31, 2001. These loans are used by the Company to collateralize advances from the FHLB. The Company’s underwriting standards require that one-to-four family portfolio loans generally be owner-occupied. The loan amounts may not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management’s policy is to originate for sale to third parties residential loans secured by properties located within the Company’s primary market areas.

The Company makes multi-family and commercial real estate loans in its market areas. Multi-family and commercial real estate lending decreased $119,000 to $432.3 million at March 31, 2002, representing 36.9% of total loans, from $432.4 million, or 37.0% of total loans at December 31, 2001. The decrease in multi-family and commercial real estate lending during the first quarter of 2002 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. Underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $1.3 million to $19.4 million at March 31, 2002, representing 1.7% of total loans, from $20.7 million, or 1.8% of total loans at December 31, 2001. Multi-family and commercial real estate construction loans increased $8.2 million to $99.3 million at March 31, 2002, representing 8.4% of total loans, from $91.1 million, or 7.7% of total loans at December 31, 2001.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans: At March 31, 2002, the Company had $109.7 million of consumer loans outstanding, representing 9.4% of total loans, a decrease of $181,000 compared with $109.8 million, or 9.4% of total loans, at December 31, 2001. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Outstanding: Columbia Bank is not involved with loans to foreign companies and foreign countries.

Nonperforming Assets

Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); and (iii) real estate owned.

Total nonperforming assets were $24.6 million, or 1.54% of period-end assets at March 31, 2002, compared to $18.5 million, or 1.24% of period-end assets at December 31, 2001. The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, and total nonperforming assets of the Company:

	March 31,	December 31,
(in thousands)	2002	2001

Nonaccrual:
Commercial business	$16,369	$15,393
Real estate:
One-to-four family residential	224	593
Five or more family residential and commercial properties	6,309	1,415
Real estate construction:
One-to-four family residential	465
Five or more family residential and commercial properties	393
Consumer	89	234

Total nonaccrual	23,849	17,635
Restructured:
One-to-four family residential construction	425	716

Total restructured	425	716

Total nonperforming loans	$24,274	$18,351

Real estate owned	276	197

Total nonperforming assets	$24,550	$18,548

Nonperforming Loans. The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans were $24.3 million, or 2.07% of total loans (excluding loans held for sale) at March 31, 2002, up from $18.4 million, or 1.57% of total loans at December 31, 2001. Nonaccrual loans and other nonperforming assets are centered in a relatively small number of lending relationships which management considers adequately reserved. The $5.9 million net increase in nonperforming loans includes the $5 million balance remaining on a commercial real estate loan after write downs that have been previously disclosed (see “Provision and Allowance for Loan Losses”, below) and another $1.3 million loan. Restructured loans decreased $291,000 to $425,000 at March 31, 2002, from $716,000, at December 31, 2001. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially all nonperforming loans are to borrowers within the State of Washington.

Real Estate Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $79,000 to $276,000 at March 31, 2002, from $197,000 at December 31, 2001. During the quarter, the Company sold one property and also foreclosed on one loan, transferring the real estate to REO. At March 31, 2002, REO consisted of three foreclosed properties.

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company’s methodology for making such assessments and determining the adequacy of the allowance for loan losses includes the following key elements:

1.	General Valuation Allowance consistent with SFAS No. 5, “Accounting for Contingencies”

2.	Criticized/Classified Loss Reserve on specific relationships

3.	Specific allowances for identified problem loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”

On a quarterly basis (semi-annual in the case of economic and business conditions reviews) the senior credit officers of the Company review with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance for loan losses. These factors include the following as of the applicable balance sheet date:

1.	Existing general economic and business conditions affecting the Company’s market place

2.	Credit quality trends, including trends in nonperforming loans

3.	Collateral values

4.	Seasoning of the loan portfolio

5.	Bank regulatory examination results

6.	Findings of internal credit examiners

7.	Duration of current business cycle

The allowance for loan losses is increased by provisions charged to expense, and is reduced by loans charged off, net of recoveries.

While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance for loan losses.

At March 31, 2002, the Company’s allowance for loan losses was $15.2 million, or 1.30% of the total loans (excluding loans held for sale) and 62.73% of nonperforming loans, up $492,000 from $14.7 million, or 1.26% of the total loan portfolio and 80.29% of nonperforming loans, at December 31, 2001. Net loan charge-offs amounted to $6.6 million for the first three months of 2002 compared with net loan charge-offs of $733,000 for the same period in 2001. During first quarter 2002, the Company allocated $7.1 million to its allowance for loan losses. The large provision is due primarily to a $4.9 million charge-off in connection with the troubled credit relationship reported in the financial statements for the year ended December 31, 2000. The troubled credit relationship involved an $8.0 million commercial loan previously written down to $1.4 million, and a related $8.5 million real estate loan secured by a commercial office building located in the Seattle metropolitan area.

The recent charge-offs were precipitated by information that became available to the Company during the second week of April 2002. That information prompted a further review that revealed a significant reduction in the current value of the commercial office building due to the probable loss of the single tenant of the building. The office building is located in an area experiencing substantial vacancy rates and significantly lower values than in 2001. This reduction in collateral value resulted in a charge-off of the $1.4 million balance on the original $8.0 million commercial loan, as well as the charge-off of approximately $3.5 million of the related real estate loan. A $5.0 million balance remains on the real estate loan and is being carried in nonaccrual loans.

The additional $1.7 million charged-off during the quarter was comprised of several loans charged down and charged-off, the largest of which was $700,000.

In view of softness in the economy of its market area and weakening of its loan portfolio, the Company chose to increase its provision for loan losses at this rate despite slow loan growth. Management will regularly evaluate the necessity of any additions to the loan loss reserve based upon the Company’s credit quality, loan growth, the economy and other factors.

The Company’s allowance for loan losses to total loans ratio was lower than the average of its peers at March 31, 2002 and December 31, 2001. In particular, the Company’s Western Bank Peer Group* had an average allowance for loan losses to total loans of 1.58% at December 31, 2001 compared with the Company’s ratio of 1.26%. The Company’s additions to the allowance for loan losses during the first quarter have improved this ratio to 1.30% at March 31, 2002.

Management has performed extensive analysis regarding the Company’s allowance for loan losses and will continue to do so. At March 31, 2002, management believes the Company’s allowance for loan losses provides adequate reserves for its loan portfolio, including the nonaccrual loans and other nonperforming assets. However, in order to provide for anticipated loan growth and perceived softening of the economy in the Puget Sound region, as well as the recommendations of regulatory agencies, additional provisions may be necessary in future quarters. Additional provisions could decrease earnings from current projections in those quarters.

*	The Western Bank Peer Group, as defined by SNL Datasource, consists of banks located in the Western US with assets of $1 billion to $5 billion.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended
	March 31,

(in thousands)	2002	2001

Beginning balance	$14,734	$18,791
Charge-offs:
Commercial business	(3,145)	(752)
Real estate:
Five or more family residential and commercial properties	(3,500)
Consumer	(10)	(53)

Total charge-offs	(6,655)	(805)
Recoveries:
Commercial business	16	62
Real estate:
Five or more family residential and commercial properties	3
Real estate construction:
One-to-four family residential	60
Consumer	3	10

Total recoveries	82	72

Net charge-offs	(6,573)	(733)
Provision charged to expense	7,065	900

Ending balance	$15,226	$18,958

Securities

At quarter end March 31, 2002, the Company’s securities (securities available for sale and securities held to maturity) increased $94.3 million to $246.6 million at March 31, 2002 from $152.3 million at year-end 2001. The Company purchased $103.3 million of available for sale securities and did not sell any securities during the period. Approximately 97% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates and/or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $3.0 million to $1.310 billion at March 31, 2002 from $1.307 billion at December 31, 2001. Core deposits increased $11.3 million, offset by an $8.3 million decrease in certificates of deposit balances, as a number of the CDs expiring during the first quarter of 2002 were not renewed, and were withdrawn or transferred to core deposit accounts such as money market accounts. Average core deposits (demand deposit, savings, and money market accounts) increased to $836 million, during the first quarter of 2002, from $718 million during the fourth quarter of 2001.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management’s strategy for funding growth is to continue making use of brokered and other wholesale deposits. At March 31, 2002, brokered and other wholesale deposits (excluding public deposits) totaled $49.5 million, or 3.8% of total deposits, compared with $40.2 million, or 3.1% of total deposits at December 31, 2001. The brokered deposits have varied maturities of up to three years.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as a source of both short and long-term borrowings. One-to-four family real estate mortgages and certain other assets secure FHLB advances. At March 31, 2002, the Company had short-term advances of $32 million compared to no short term advances at December 31, 2001. At quarter end March 31, 2002, the Company had $104 million of FHLB advances with terms expiring after one year compared to $40 million at December 31, 2001. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at March 31, 2002, there was no balance outstanding. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance on the debt.

Trust preferred obligations

The Company’s $22 million of trust preferred obligations are at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.58%. At March 31, 2002 the rate on the Company’s trust preferred obligations was 5.45%. The Company can call the debt in 2006 for a premium and in 2011 at par, allowing the Company to retire the debt early if conditions are favorable.

Capital and Capital Ratios

Shareholders’ equity at March 31, 2002, was $118.0 million compared with $119.0 million at December 31, 2001. The decrease is due primarily to a net loss of ($428,000) during the first three months of 2002 and unrealized losses in its securities available for sale portfolio. Shareholders’ equity was 7.40% and 7.94% of total period-end assets at March 31, 2002, and December 31, 2001, respectively.

Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity and trust preferred obligations less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations.

Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered “adequately capitalized”. The Federal Deposit Insurance Corporation (the “FDIC”) published the qualifications necessary to be classified as a “well capitalized” bank, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%.

Columbia Bank qualified as “well-capitalized” at March 31, 2002 and December 31, 2001. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.

	Columbia Banking
	System, Inc		Columbia State Bank		Requirements

					Adequately	Well-
	3/31/2002	12/31/2001	3/31/2002	12/31/2001	capitalized	capitalized

Total risk-based capital ratio	11.46%	11.65%	10.93%	11.15%	8%	10%
Tier 1 risk-based capital ratio	10.34%	10.55%	9.81%	10.04%	4%	6%
Leverage ratio	9.11%	9.72%	8.68%	9.29%	4%	5%

Applicable federal and Washington State regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. The Company’s ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

On March 18, 2002, the Company filed an 8-K dated March 11, 2002 announcing that its Board of Directors approved a stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock from time to time in the open market or in private transactions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Date	May 14, 2002	By	/s/ J. James Gallagher

J. James Gallagher Vice Chairman and Chief Executive Officer

Date	May 14, 2002	By	/s/ Gary R. Schminkey

Gary R. Schminkey Executive Vice President and Chief Financial Officer