Form 10-Q
period 2002-06-30
COLUMBIA BANKING SYSTEM INC
filed 2002-08-14
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes  [X]      No   [   ]

The number of shares of the issuer’s Common Stock outstanding at
July 31, 2002 was 13,266,135

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
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands except per share)	2002	2001	2002	2001

Interest Income
Loans	$19,929	$25,534	$40,408	$51,892
Securities available for sale	2,970	1,420	5,542	2,897
Securities held to maturity	53	67	112	135
Deposits with banks	12	94	55	838

Total interest income	22,964	27,115	46,117	55,762

Interest Expense
Deposits	6,099	11,995	12,814	25,569
Federal Home Loan Bank advances	633	623	1,205	1,313
Trust preferred obligations	305		615
Other borrowings		126		240

Total interest expense	7,037	12,744	14,634	27,122

Net Interest Income	15,927	14,371	31,483	28,640
Provision for loan losses	1,980	900	9,045	1,800

Net interest income after provision for loan losses	13,947	13,471	22,438	26,840

Noninterest Income
Service charges and other fees	1,976	1,755	3,918	3,351
Mortgage banking	563	640	1,159	1,201
Merchant services fees	1,233	1,121	2,279	2,063
Gain on sale of investment securities, net	234	60	234	37
Bank owned life insurance (BOLI)	374		604
Other	237	278	490	527

Total noninterest income	4,617	3,854	8,684	7,179

Noninterest Expense
Compensation and employee benefits	7,410	6,714	14,699	13,143
Occupancy	2,054	1,955	4,021	3,576
Merchant processing	506	439	923	966
Advertising and promotion	647	457	1,323	797
Data processing	471	468	932	930
Taxes, licenses and fees	423	523	851	1,069
Other	2,641	2,602	5,096	4,609

Total noninterest expense	14,152	13,158	27,845	25,090

Income before income taxes	4,412	4,167	3,277	8,929
Provision for income taxes	1,258	1,424	551	3,057

Net Income	$3,154	$2,743	$2,726	$5,872

Net income per common share:
Basic	$0.24	$0.20	$0.21	$0.43
Diluted	0.24	0.20	0.20	0.42
Average number of common shares outstanding	13,157	13,631	13,151	13,609
Average number of diluted common shares outstanding	13,311	13,860	13,303	13,845

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.
(in thousands)

	(Unaudited)
	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$69,898	$57,628
Interest-earning deposits with banks	14,314	9,361

Total cash and cash equivalents	84,212	66,989
Securities available for sale at fair value (amortized cost of $225,697 and $145,550 respectively)	225,466	144,465
Securities held to maturity (fair value of $7,381 and $8,024 respectively)	7,196	7,856
Federal Home Loan Bank stock	9,415	9,141
Loans held for sale	14,048	29,364
Loans, net of unearned income of ($2,667) and ($2,894) respectively	1,160,847	1,170,633
Less: allowance for loan losses	15,767	14,734

Loans, net	1,145,080	1,155,899
Interest receivable	7,066	6,405
Premises and equipment, net	53,896	52,297
Real estate owned	6,668	197
Other	37,815	25,681

Total Assets	$1,590,862	$1,498,294

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$258,703	$242,971
Interest-bearing	1,087,496	1,063,779

Total deposits	1,346,199	1,306,750
Federal Home Loan Bank advances	91,904	40,000
Trust preferred obligations	21,400	21,367
Other liabilities	8,369	11,211

Total liabilities	1,467,872	1,379,328

Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

June 30, December 31,
Common stock (no par value) 2002 2001
Authorized shares 60,032 60,032
Issued and outstanding 13,264 13,207	110,603	101,892
Retained earnings	12,537	17,779
Accumulated other comprehensive income (loss) - Unrealized losses on securities available for sale, net of tax	(150)	(705)

Total shareholders’ equity	122,990	118,966

Total Liabilities and Shareholders’ Equity	$1,590,862	$1,498,294

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

	Common stock			Accumulated
				Other	Total
	Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at January 1, 2001	13,689	$92,673	$21,649	$(499)	$113,823
Comprehensive income:
Net income for 2001			12,513
Less realized gains on securities available for sale included in net income, net of tax of $602				1,118
Change in unrealized losses on securities available for sale, net of tax of $491				912
Total comprehensive income					12,307
Issuance of stock under stock option and other plans	178	1,796			1,796
Issuance of shares of common stock— 10% stock dividend		16,383	(16,383)
Retirement of shares of common stock— Stock repurchase plan	(660)	(8,960)			(8,960)

Balance at December 31, 2001	13,207	$101,892	$17,779	$(705)	$118,966

(Unaudited)
Comprehensive income:
Net income for 2002			2,726
Less realized gains on securities available for sale included in net income, net of tax of $82				152
Change in unrealized losses on securities available for sale, net of tax of $381				707
Total comprehensive income					3,281
Issuance of stock under stock option and other plans	57	743			743
Issuance of shares of common stock— 5% stock dividend		7,968	(7,968)

Balance at June 30, 2002	13,264	$110,603	$12,537	$(150)	$122,990

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2002	2001

Operating Activities
Net income	$2,726	$5,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,045	1,800
Gains on real estate owned	(49)
Depreciation and amortization	1,954	925
Deferred income tax expense	34	297
Net realized gain on sale of assets	(225)	(25)
Decrease (increase) in loans held for sale	15,316	(10,069)
(Increase) decrease in interest receivable	(661)	2,272
Net changes in other assets and liabilities	(14,041)	(16,921)

Net cash provided (used) by operating activities	14,099	(15,849)
Investing Activities
Proceeds from sales of securities available for sale	7,551	56,687
Proceeds from maturities of securities available for sale	130	17,602
Purchases of securities available for sale	(16,206)	(34,319)
Proceeds from sales of mortgage-backed securities available for sale		10,376
Proceeds from maturities of mortgage-backed securities available for sale	17,097	725
Purchases of mortgage-backed securities available for sale	(89,679)	(20,927)
Proceeds from maturities of securities held to maturity	660	100
Stock dividends from Federal Home Loan Bank stock	(274)	(288)
Loans originated and acquired, net of principal collected	(5,262)	(19,186)
Purchases of premises and equipment	(4,004)	(4,344)
Proceeds from disposal of premises and equipment	632
Proceeds from sale of real estate owned	350
Other, net		444

Net cash (used) provided by investing activities	(89,005)	6,870
Financing Activities
Net increase (decrease) in deposits	39,449	(63,636)
Net increase in other borrowings		3,500
Net increase in Federal Home Loan Bank short term advances	7,100	11,700
Proceeds from long term Federal Home Loan Bank advances	75,000
Repayment of long term Federal Home Loan Bank advances	(30,196)
Proceeds from issuance of common stock, net	743	691
Other, net	33

Net cash provided (used) by financing activities	92,129	(47,745)

Increase (decrease) in cash and cash equivalents	17,223	(56,724)
Cash and cash equivalents at beginning of period	66,989	120,445

Cash and cash equivalents at end of period	$84,212	$63,721

Supplemental information:
Cash paid for interest	$17,106	$26,802
Cash paid for income taxes	304	3,048
Loans foreclosed and transferred to real estate owned or other personal property owned	8,047	948

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

1. Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2. Earnings Per Share

Earnings per share (“EPS”) is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 154,000 and 229,000 for the three months ended June 30, 2002 and 2001, respectively, and 152,000 and 236,000 for the six months ended June 30, 2002 and 2001, respectively.

3. Stock Dividend

On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002, to shareholders of record as of April 16, 2002. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.

4. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company implemented SFAS No. 142 on January 1, 2002, and the adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

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

The principal activities conducted by commercial banking are the delivery of commercial business and private banking services with the emphasis on commercial business loans. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as certain commercial loan products offered in the Bank’s branch offices. Real estate lending includes single-family residential, multi-family residential, commercial real estate loans, and the associated loan servicing activities.

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

Condensed Statements of Operations:

	Three Months Ended June 30, 2002

			Real Estate
(in thousands)	Commercial Banking	Retail Banking	Lending	Other	Total

Net interest income after provision for loan losses	$2,740	$8,275	$3,783	$(851)	$13,947
Other income	182	1,288	565	2,582	4,617
Other expense	(739)	(4,818)	(705)	(7,890)	(14,152)

Contribution to overhead and profit	$2,183	$4,745	$3,643	$(6,159)	$4,412
Income taxes					1,258

Net income					$3,154

Total assets	$325,221	$613,561	$316,938	$335,142	$1,590,862

	Three Months Ended June 30, 2001

			Real Estate
(in thousands)	Commercial Banking	Retail Banking	Lending	Other	Total

Net interest income after provision for loan losses	$3,175	$7,648	$3,193	$(545)	$13,471
Other income	158	1,224	649	1,823	3,854
Other expense	(630)	(5,198)	(680)	(6,650)	(13,158)

Contribution to overhead and profit	$2,703	$3,674	$3,162	$(5,372)	$4,167
Income taxes					(1,424)

Net income					$2,743

Total assets	$325,808	$646,165	$333,627	$150,259	$1,455,859

	Six Months Ended June 30, 2002

			Real Estate
(in thousands)	Commercial Banking	Retail Banking	Lending	Other	Total

Net interest income after provision for loan losses	$5,571	$15,777	$7,882	$(6,792)	$22,438
Other income	377	2,637	1,162	4,508	8,684
Other expense	(1,408)	(9,612)	(1,424)	(15,401)	(27,845)

Contribution to overhead and profit	$4,540	$8,802	$7,620	$(17,685)	$3,277
Income taxes					(551)

Net income					$2,726

Total assets	$325,221	$613,561	$316,938	$335,142	$1,590,862

	Six Months Ended June 30, 2001

			Real Estate
(in thousands)	Commercial Banking	Retail Banking	Lending	Other	Total

Net interest income after provision for loan losses	$5,919	$16,627	$5,643	$(1,349)	$26,840
Other income	304	2,339	1,225	3,311	7,179
Other expense	(1,300)	(10,097)	(1,220)	(12,473)	(25,090)

Contribution to overhead and profit	$4,923	$8,869	$5,648	$(10,511)	$8,929
Income taxes					(3,057)

Net income					$5,872

Total assets	$325,808	$646,165	$333,627	$150,259	$1,455,859

6. Stock Repurchase

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock, representing approximately 4% of the 12.6 million common shares outstanding at the time of the repurchase program announcement. The Company intends to repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2002 the Company had not repurchased any shares of common stock in this current stock repurchase program.

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

This Form 10-Q includes forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe Columbia’s management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001, or any similar events, are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged, and (7) the Company’s ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

Overview

Columbia Banking System, Inc. (the “Company”) is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank (“Columbia Bank”), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 35 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions (“Division of Banks”). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

The Company’s goal is to become the leading community bank headquartered in the Pacific Northwest while establishing a significant presence in selected northwest markets and to achieve superior financial performance at the earliest practical date, consistent with development of its northwest franchise. Strategic business combinations may augment internal growth. The Company intends to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households.

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

The Company intends to effect its long-term growth strategy through a combination of growth at existing branch offices, new branch openings (usually following the hiring of an experienced branch manager and/or lending officer with strong community ties and banking relationships), Columbia On Call™ telephone banking, Columbia OnLine™ internet banking, development of complementary lines of business, and acquisitions. In particular, the Company anticipates continued growth in its market areas of Pierce, King, Thurston, Cowlitz and Kitsap Counties through its existing branch network.

The Company has 35 branches: 20 in Pierce County, 10 in King County, three in Cowlitz County, one in Kitsap County, and one in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from four branches primarily through internal growth. During the second quarter of 2002, an expansion of the Summit branch in Puyallup was opened. In light of the soft economy in the Pacific Northwest, the Company has recently moderated its branch growth with only one additional branch opening planned for 2002. Management intends to balance future branch expansion with improved financial results. New branches normally do not contribute to net income for many months after opening.

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

In order to fund its lending activities and to allow for increased contact with customers, the Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Management anticipates that the Company’s expense ratios will decline, but will remain relatively high by industry standards for the foreseeable future due to the Company’s emphasis on convenience and personal service, and on its new branch additions in 2001 and 2002.

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability through 2000; however, growth slowed noticeably during 2001, and continued to be slow in the first half of 2002. Washington state economists believe the mixed economic indicators for the Puget Sound region signal the end of the economic decline; however, the region’s growth and recovery is expected to continue to be slow throughout the remainder of 2002 and into 2003. The commercial airline and aerospace industries have contracted in the Puget Sound region and were significantly impacted by September 11, 2001 terrorism experienced on the East Coast. After September 11, Boeing Company press releases estimated a 25% to 27% decline of its 2002 commercial airplane deliveries from deliveries forecasted in the first half of 2001. Consequently, Boeing announced employment layoffs approximating 30,000 by mid-2002, with 28,300 layoffs occurring nationwide through June 21, 2002. Approximately 67% of the layoffs to date have affected Western Washington employees. Boeing’s second quarter 2002 earnings release noted that its employment reductions are continuing on schedule. The full impact and timing of these job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by Columbia Bank is expected to remain relatively weak into 2003.

RECENT EVENTS

In early July, 2002, the Company’s Vice Chairman and Chief Executive Officer resigned, although he will continue to serve as a consultant to the Company. The Chairman of the Board of Directors has assumed the Chief Executive Officer duties in an interim role. See Item 6 on page 22 of this Form 10-Q for more detailed information. The Company is currently working to complete a severance package for Mr. Gallagher. Effective July 30, 2002, Don Hirtzel, Executive Vice President, left the Company and Hal Russell, Executive Vice President, has assumed Mr. Hirtzel’s loan production responsibilities on an interim basis.

RESULTS OF OPERATIONS

The results of operations of the Company are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company’s operating expenses consist primarily of compensation and employee benefits costs, and occupancy expense. Similar to most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

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

Net Income

Net income for the second quarter of 2002 was $3.2 million, or $0.24 per diluted share, compared to $2.7 million, or $0.20 per diluted share, for the second quarter of 2001, an increase in net income of 15%. Net income for the six months ended June 30, 2002, was $2.7 million, or $0.20 per diluted share, a decrease of 54% compared to $5.9 million, or $0.42 per diluted share for the same period in 2001. The net income increase for the second quarter is due to a higher net interest margin and increased noninterest income. The net income decrease for the six-month period is due primarily to a large loan loss provision leading to a loss in the first quarter 2002.

Total Revenue

During the second quarter of 2002, total revenue (net interest income plus noninterest income), increased $2.3 million, or 13% to $20.5 million from $18.2 million in the second quarter of 2001. Total revenue for the first six months of 2002 increased $4.3 million, or 12%, to $40.2 million from $35.8 million for the first six months of 2001. These increases are due to a higher net interest margin and increased noninterest income during the second quarter and first six months of 2002 as compared to the same periods a year ago.

Net Interest Income

Net interest income for the second quarter of 2002 increased 11% to $15.9 million, from $14.4 million in the second quarter of 2001. For the six months ended June 30, 2002, net interest income increased 10% to $31.5 million from $28.6 million for the same period in 2001. Stable interest rates and the Company’s management of its deposit costs in the first six months of 2002 provided improved net interest income as compared to the first six months of 2001. During the first six months of 2001 interest rates decreased dramatically as the “prime rate” declined 275 basis points. As a result, the Company’s loan yields, approximately 40% of which adjust immediately with a change in the prime rate, decreased rapidly. The Company’s cost of funding was also higher a year ago. Since reductions in deposit and other funding costs lag reductions in interest-earning asset yields, when interest rates declined during the first six months of 2001, the yield on interest-earning assets declined faster than the cost of interest-bearing liabilities.

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.54% in the second quarter of 2002 from 4.31% in the second quarter of 2001. Average interest-earning assets grew to $1.43 billion, or 6%, during the second quarter of 2002, compared with $1.35 billion for the same period in 2001. The yield on average interest-earning assets decreased 159 basis points (a basis point is 1/100th of 1 percent) to 6.51% during the second quarter of 2002 compared with 8.10% during the same period of 2001. In comparison, average interest-bearing liabilities grew to $1.2 billion, or 9%, compared with $1.1 billion for the same period in 2001, and the average cost of interest-bearing liabilities decreased 229 basis points to 2.35% during the second quarter of 2002 from 4.64% in the same period of 2001.

For the first six months of 2002, net interest margin increased to 4.54% from 4.27% for the same period in 2001. Average interest-earning assets grew 5% to $1.42 billion during the first six months of 2002, compared with $1.36 billion for the same period in 2001. The yield on average interest-earning assets decreased 168 basis points to 6.61% during the first six months of 2002 from 8.29% in the same period of 2001. In comparison, average interest-bearing liabilities grew 6% to $1.19 billion, compared with $1.12 billion for the same period in 2001, and the cost of average interest-bearing liabilities decreased to 2.48% during the first six months of 2002 from 4.89% in the same period of 2001.

Management expects the net interest margin to remain stable or slightly increase during the third quarter 2002 as the Company expects interest rates to remain stable in the upcoming quarter. Average interest-earning assets increased $13.8 million, or 1%, in the second quarter 2002 to $1.43 billion compared with the first quarter of 2002. An increase of $38 million in investments was partially offset by a decrease of $16.9 million in average loans. The yield on average interest-earning assets decreased 20 basis points to 6.51% during the second quarter from 6.71% in the first quarter of 2002. During the second quarter 2002, average interest bearing liabilities increased $22.7 million, or 2%, to $1.2 billion compared with the first quarter of 2002, including an increase of $14.0 million in interest-bearing deposits and an increase of $8.7 million in borrowings. The cost of average interest-bearing liabilities decreased 27 basis points to 2.35% during the second quarter of 2002 from 2.62% in the first quarter of 2002.

CONSOLIDATED AVERAGE BALANCES— NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
(in thousands)	2002	2001	Amount	2002	2001	Amount

ASSETS
Loans	$1,176,788	$1,239,393	$(62,605)	$1,185,176	$1,228,102	$(42,926)
Securities	251,125	99,567	151,558	232,146	101,723	130,423
Interest-earning deposits with banks	2,839	7,789	(4,950)	6,566	30,536	(23,970)

Total interest-earning assets	1,430,752	1,346,749	84,003	1,423,888	1,360,361	63,527
Other earning assets	27,374		27,374	22,404		22,404
Noninterest-earning assets	120,763	107,711	13,052	116,873	108,968	7,905

Total assets	$1,578,889	$1,454,460	$124,429	$1,563,165	$1,469,329	$93,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,067,325	$1,042,407	$24,918	$1,060,354	$1,066,229	$(5,875)
Federal Home Loan Bank advances	110,949	50,106	60,843	106,620	45,081	61,539
Trust preferred obligations	21,389		21,389	21,381		21,381
Other borrowings		8,000	(8,000)		7,025	(7,025)

Total interest-bearing liabilities	1,199,663	1,100,513	99,150	1,188,355	1,118,335	70,020
Noninterest-bearing deposits	249,755	221,342	28,413	243,984	220,366	23,618
Other noninterest-bearing liabilities	9,147	12,595	(3,448)	9,966	12,279	(2,313)
Shareholders’ equity	120,324	120,010	314	120,860	118,349	2,511

Total liabilities and shareholders’ equity	$1,578,889	$1,454,460	$124,429	$1,563,165	$1,469,329	$93,836

Noninterest Income

Noninterest income increased $763,000, or 20% in the second quarter of 2002, and $1.5 million, or 21%, for the first six months of 2002 as compared with the same periods in 2001. Increases during the second quarter and the first six months of 2002 were primarily centered in service charges and other fees, merchant services income, and investments in Bank Owned Life Insurance. Increases in service charges and other fees reflect growth in core deposits. Increases in merchant services income is due to the overall growth of the customer base and the continued emphasis on expanding the market for that product. For both the second quarter and first six months of 2002, the Company recorded net gains on sale of investment securities of $234,000 as compared to $60,000 and $37,000 for the same periods of 2001. Noninterest income increased 14% from the first quarter of 2002 to the second quarter of 2002.

Noninterest Expense

Total noninterest expense increased $994,000, or 8%, for the second quarter of 2002, and $2.8 million, or 11%, for the first six months of 2002, compared with the same periods in 2001. The increases were primarily due to personnel and occupancy costs associated with the Company’s branch expansion and other expenses. The personnel cost increases reflect the full operations of the Company’s recent expansion in King and Pierce counties. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 69.7% for both the second quarter and first six months of 2002, compared to 72.4% and 70.1% for the same respective periods in 2001.

Income Taxes

The Company recorded income tax provisions of $1.3 million and $551,000 for the second quarter and first six months of 2002, respectively, compared with provisions of $1.4 million and $3.1 million for the same periods in 2001.

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating each loan and analyzing their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 17.

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

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company’s loan portfolio composition by type of loan for the dates indicated:

	June 30,	% of	December 31,	% of
(in thousands)	2002	Total	2001	Total

Commercial business	$451,026	38.9%	$466,638	39.9%
Real estate:
One-to-four family residential	53,989	4.7	52,852	4.5
Five or more family residential and commercial properties	428,834	36.9	432,419	37.0

Total real estate	482,823	41.6	485,271	41.5
Real estate construction:
One-to-four family residential	17,463	1.5	20,693	1.8
Five or more family residential and commercial properties	100,151	8.5	91,080	7.7

Total real estate construction	117,614	10.0	111,773	9.5
Consumer	112,051	9.7	109,845	9.4

Sub-total loans	1,163,514	100.2	1,173,527	100.3
Less: Deferred loan fees	(2,667)	(0.2)	(2,894)	(0.3)

Total loans	$1,160,847	100.0%	$1,170,633	100.0%

Loans held for sale	$14,048		$29,364

Total loans (excluding loans held for sale) at June 30, 2002 decreased $9.8 million, or 1%, to $1.16 billion from $1.17 billion at year-end 2001. The decrease in commercial and real estate loans was partially offset by increases in real estate construction and consumer loans.

Commercial Loans: As of June 30, 2002, commercial loans decreased $15.6 million, or 3%, to $451.0 million from $466.6 million at year-end 2001, representing 38.9% of total loans at June 30, 2002 as compared with 39.9% of total loans at December 31, 2001. The Company is committed to providing competitive commercial lending in its market areas. Management believes the slowdown in commercial lending in 2001 and continuing through the second quarter of 2002 was primarily due to the slow economy as businesses reduced inventories and paid down debt. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, business owners and affluent individuals.

Real Estate Loans: Residential one-to-four family loans increased $1.1 million, or 2%, to $54.0 million at June 30, 2002, representing 4.7% of total loans, compared with $52.9 million, or 4.5% of total loans at December 31, 2001. These loans are used by the Company to collateralize advances from the FHLB. The Company’s underwriting standards require that one-to-four family portfolio loans generally be owner-occupied. The loan amounts may not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, the Company’s policy is to originate for sale to third parties residential loans secured by properties located within the Company’s primary market areas.

The Company makes multi-family and commercial real estate loans in its market areas. Multi-family and commercial real estate lending decreased $3.6 million, or 1%, to $428.8 million at June 30, 2002, representing 36.9% of total loans, from $432.4 million, or 37.0% of total loans at December 31, 2001. The decrease in multi-family and commercial real estate lending during the second quarter of 2002 reflects a mix of owner occupied and income property transactions. Generally, multi-family and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for multi-family and commercial loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $3.2 million, or 16%, to $17.5 million at June 30, 2002, representing 1.5% of total loans, from $20.7 million, or 1.8% of total loans at December 31, 2001. Multi-family and commercial real estate construction loans increased $9.1 million, or 10%, to $100.2 million at June 30, 2002, representing 8.5% of total loans, from $91.1 million, or 7.7% of total loans at December 31, 2001.

The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans: At June 30, 2002, the Company had $112.1 million of consumer loans outstanding, representing 9.7% of total loans, an increase of $2.2 million, or 2%, compared with $109.8 million, at December 31, 2001. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Loans: Columbia Bank is not involved with loans to foreign companies or foreign countries.

Nonperforming Assets

Nonperforming assets consist of: (i) nonaccrual loans, which are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) real estate owned; and (iv) personal property owned.

Total nonperforming assets increased 31% in the first six months of 2002 to $24.3 million, or 1.53% of period-end assets at June 30, 2002, compared to $18.5 million, or 1.24% of period-end assets at December 31, 2001. The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

	June 30,	December 31,
(in thousands)	2002	2001

Nonaccrual:
Commercial business	$11,984	$15,393
Real estate:
One-to-four family residential	362	593
Five or more family residential and commercial properties	1,337	1,415
Real estate construction:
One-to-four family residential	1,801
Five or more family residential and commercial properties	393
Consumer	79	234

Total nonaccrual	15,956	17,635
Restructured:
One-to-four family residential construction	425	716

Total restructured	425	716

Total nonperforming loans	$16,381	$18,351

Real estate owned	$6,668	$197
Other personal property owned	1,275

Total nonperforming assets	$24,324	$18,548

Nonperforming Loans. The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans were $16.4 million, or 1.41% of total loans (excluding loans held for sale) at June 30, 2002, compared to $18.4 million, or 1.57% of total loans at December 31, 2001. Nonaccrual loans and other nonperforming assets are centered in a relatively small number of lending relationships which management considers adequately reserved. Nonaccrual loans decreased $1.7 million, or 10% from year end 2001 to $16.0 million at June 30, 2002 as uncollectible loans were charged-off and other loans foreclosed and transferred to real estate owned. Loans placed into nonaccrual during the second quarter 2002 were not concentrated in any one loan category. Restructured loans remained unchanged at $425,000 at June 30, 2002, from first quarter 2002, and decreased 41% from $716,000 at December 31, 2001.

The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially all nonperforming loans are to borrowers within the State of Washington.

Real Estate and Other Personal Property Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $6.5 million to $6.7 million at June 30, 2002, from $197,000 at December 31, 2001. During the quarter, the Company sold two properties and foreclosed three loans, transferring the real estate to REO. At June 30, 2002, REO consisted of four properties, one of which is a $4.9 million commercial real estate property previously charged down and reported in the first quarter 2002. The Company also foreclosed on two loan relationships, resulting in the ownership of $1.3 million in other personal, non-real estate property at quarter end June 30, 2002. The Company intends to liquidate this other personal property as quickly as possible to maximize recovery.

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1.	General Valuation Allowance consistent with SFAS No. 5, “Accounting for Contingencies.”

2.	Criticized/Classified Loss Reserve on specific relationships.

3.	Specific allowances for identified problem loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

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

At June 30, 2002, the Company’s allowance for loan losses was $15.8 million, or 1.36% of the total loans (excluding loans held for sale), and 96.25% of nonperforming loans. This compares with an allowance of $14.7 million, or 1.26% of the total loan portfolio, and 80.29% of nonperforming loans, at December 31, 2001. Second quarter 2002 additions to the loan loss allowance totaled $2.0 million, compared to $900,000 in the second quarter 2001. During the first six months of 2002, the Company set aside $9.0 million as a provision for loan losses, an increase of $7.2 million over the same period in 2001. In the first quarter 2002, the Company allocated $7.1 million to its allowance for loan losses to reflect the deterioration of a troubled credit relationship reported in the first quarter 2002. As discussed above, the loan balance was transferred to real estate owned during the second quarter 2002.

Net loan charge-offs amounted to $1.4 and $8.0 million for the second quarter and first six months of 2002, respectively, compared with net loan charge-offs of $634,000 and $1.4 million for the same periods in 2001. The $1.4 million charged-off during the quarter was comprised of several loans charged down and charged-off, the largest of which was $1.0 million.

The Company increased its provision for loan losses during the first six months of 2002 due to the level of charge-off activity and softness in the economy of its market area. At June 30, 2002, management believes the Company’s allowance for loan losses provides adequate reserves for its loan portfolio, including the nonaccrual loans and nonperforming assets. Management regularly evaluates the necessity of any additions to the allowance for loan losses based upon the Company’s credit quality, loan growth, the economy and other factors.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2002	2001	2002	2001

Beginning balance	$15,226	$18,958	$14,734	$18,791
Charge-offs:
Commercial business	(1,562)	(656)	(4,707)	(1,454)
Real estate: Five or more family residential and commercial properties			(3,500)
Real estate construction:
One-to-four family residential	(316)		(316)
Consumer	(111)	(3)	(121)	(10)

Total charge-offs	(1,989)	(659)	(8,644)	(1,464)
Recoveries:
Commercial business	65	10	81	72
Real estate: Five or more family residential and commercial properties			3
Real estate construction:
One-to-four family residential	476		536
Consumer	9	15	12	25

Total recoveries	550	25	632	97

Net (charge-offs) recoveries	(1,439)	(634)	(8,012)	(1,367)
Provision charged to expense	1,980	900	9,045	1,800

Ending balance	$15,767	$19,224	$15,767	$19,224

Securities

At quarter end June 30, 2002, the Company’s securities (securities available for sale and securities held to maturity) increased $80.3 million, or 53% from its balance at year-end 2001. The Company purchased $2.8 million of available for sale securities and sold $7.3 million of securities during the second quarter 2002, for realized gains of $234,000. For the first six months of 2002, the Company purchased $106.2 million of available for sale securities and sold $7.3 million for realized gains of $234,000. Approximately 97% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates and/or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio as market conditions allow.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $39.4 million, or 3%, to $1.35 billion at June 30, 2002 from $1.31 billion at December 31, 2001. Core deposits increased $34.5 million, or 4% during the first six months of 2002 and certificates of deposit balances increased $5.0 million compared to year-end 2001. Average core deposits (demand deposit, savings, and money market accounts) increased to $858 million during the second quarter of 2002, from $836 million in the first quarter of 2002 and from $786 million during the fourth quarter 2001.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable core funding base for the Company. Together with that stable core deposit base, management’s strategy for funding growth includes brokered and other wholesale deposits. At June 30, 2002, brokered and other wholesale deposits (excluding public deposits) totaled $40.6 million, or 3.0% of total deposits, compared with $40.2 million, or 3.1% of total deposits at December 31, 2001. The brokered deposits have varied maturities up to three years.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as a source of both short and long-term borrowings. One-to-four family real estate mortgages and certain other assets secure FHLB advances. At June 30, 2002, the Company had short-term advances of $7.1 million compared to no short-term advances at December 31, 2001. At June 30, 2002, the Company had $84.8 million of FHLB advances with terms expiring after one year. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at June 30, 2002, there was no balance outstanding. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Trust preferred obligations

The Company’s $22 million of trust preferred obligations are at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.58%. At June 30, 2002 the rate on the Company’s trust preferred obligations was 5.50%. The Company can call the debt in 2006 for a premium and in 2011 at par, allowing the Company to retire the debt early if conditions are favorable.

Capital

Shareholders’ equity at June 30, 2002 was $123.0 million, up 3% from $119.0 million at December 31, 2001. The increase is due primarily to net income of $2.7 million during the first six months of 2002 and unrealized gains in its securities available for sale portfolio. Shareholders’ equity was 7.73%, and 7.94% of total period-end assets at June 30, 2002, and December 31, 2001, respectively.

Capital Ratios

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

Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered “adequately capitalized”. The FDIC published the qualifications necessary to be classified as a “well capitalized” bank, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.

Columbia Bank qualified as “well-capitalized” at June 30, 2002 and December 31, 2001.

	Columbia Banking		Columbia State Bank		Requirements
	System, Inc.

	6/30/2002	12/31/2001	6/30/2002	12/31/2001	Adequately capitalized	Well- capitalized

Total risk-based capital ratio	11.81%	11.65%	11.30%	11.15%	8%	10%

Tier 1 risk-based capital ratio	10.65%	10.55%	10.14%	10.04%	4%	6%

Leverage ratio	9.15%	9.72%	8.72%	9.29%	4%	5%

Dividends

On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002, to shareholders of record as of April 16, 2002. Applicable federal and Washington State regulations restrict cash capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. The Company’s ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock, representing approximately 4% of the 12.6 million common shares outstanding at the time of the repurchase program announcement. The Company intends to repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2002 the Company had not repurchased any shares of common stock in this current stock repurchase program.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on April 2, 2002, for the purpose of electing the Board of Directors.

All twelve persons nominated were elected to hold office for the ensuing year.

Nominee	Votes "For"	Votes "Withheld"

Richard S. DeVine	10,483,427	94,892
Melanie J. Dressel	10,483,914	139,405
Jack Fabulich	10,531,379	46,940
Jonathan Fine	10,413,272	165,047
John P. Folsom	10,534,763	43,556
J. James Gallagher*	9,874,871	703,448
John A. Halleran	10,423,444	154,875
Thomas M. Hulbert	10,535,750	42,569
Thomas L. Matson	10,530,540	47,779
Donald Rodman	10,535,757	42,562
William T. Weyerhaeuser	10,522,801	55,518
James M. Will	10,423,164	155,155

*	Mr. Gallagher resigned from the Board of Directors in early July 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Operating Officer

99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(b) Reports on Form 8-K

On July 2, 2002, the Company filed an 8-K dated July 1, 2002 announcing that the Company had accepted the resignation of J. James Gallagher as Vice Chairman and Chief Executive Officer of Columbia Banking System, Inc. and Vice Chairman of Columbia State Bank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date	August 13, 2002	By	/s/ William T. Weyerhaeuser

William T. Weyerhaeuser Chairman and Chief Executive Officer

Date	August 13, 2002	By	/s/ Melanie J. Dressel

Melanie J. Dressel President and Chief Operating Officer (Principal Executive Officer)

Date	August 13, 2002	By	/s/ Gary R. Schminkey

Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)