Form 10-Q
period 2002-09-30
COLUMBIA BANKING SYSTEM INC
filed 2002-11-14
CIK 887343

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002.

  /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________.

        Commission File Number 0-20288
                               -------




                          COLUMBIA BANKING SYSTEM, INC.
--------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)


          Washington                                           91-1422237
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   1301 "A" Street
  Tacoma, Washington                                              98401
--------------------------------------------------------------------------------
(Address of principal                                           (Zip Code)
 executive offices)


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


        The number of shares of the issuer's Common Stock outstanding at
                         October 31, 2002 was 13,266,433

================================================================================

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Consolidated Condensed Unaudited Financial Statements

         Consolidated Condensed Statements of Operations -
         three months and nine months ended September 30, 2002 and 2001 ...   1

         Consolidated Condensed Balance Sheets -
         September 30, 2002 and December 31, 2001 .........................   2

         Consolidated Condensed Statements of Shareholders' Equity -
         twelve months ended December 31, 2001, and
         nine months ended September 30, 2002 .............................   3

         Consolidated Condensed Statements of Cash Flows -
         nine months ended September 30, 2002 and 2001 ....................   4

         Notes to Consolidated Condensed Financial Statements .............   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  23

Item 4.  Controls and Procedures ..........................................  24


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K .................................  24

         Signatures .......................................................  25

         Certifications ...................................................  26

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                          ----------------------      ----------------------
(IN THOUSANDS EXCEPT PER SHARE)                             2002          2001          2002          2001
------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                                     $ 19,976      $ 24,135      $ 60,384      $ 76,027
Securities available for sale                                2,814         1,329         8,356         4,226
Securities held to maturity                                     52            67           164           202
Deposits with banks                                            129           105           184           943
-----------------------------------------------------     --------      --------      --------      --------
  Total interest income                                     22,971        25,636        69,088        81,398

INTEREST EXPENSE
Deposits                                                     6,020        10,029        18,834        35,598
Federal Home Loan Bank advances                                427           326         1,632         1,639
Trust preferred obligations                                    305           272           920           272
Other borrowings                                                              39                         279
-----------------------------------------------------     --------      --------      --------      --------
  Total interest expense                                     6,752        10,666        21,386        37,788
-----------------------------------------------------     --------      --------      --------      --------

NET INTEREST INCOME                                         16,219        14,970        47,702        43,610
Provision for loan losses                                    4,035         1,250        13,080         3,050
-----------------------------------------------------     --------      --------      --------      --------
  Net interest income after provision for loan losses       12,184        13,720        34,622        40,560

NONINTEREST INCOME
Service charges and other fees                               2,347         1,863         6,265         5,214
Mortgage banking                                               900           571         2,059         1,772
Merchant services fees                                       1,412         1,195         3,691         3,258
Gain on sale of investment securities, net                     183            70           417           107
Bank owned life insurance (BOLI)                               332           196           936           196
Other                                                          334           264           824           791
-----------------------------------------------------     --------      --------      --------      --------
  Total noninterest income                                   5,508         4,159        14,192        11,338

NONINTEREST EXPENSE
Compensation and employee benefits                           7,285         6,780        21,984        19,923
Occupancy                                                    2,086         1,997         6,107         5,573
Merchant processing                                            584           421         1,507         1,387
Advertising and promotion                                      313           556         1,636         1,353
Data processing                                                446           491         1,378         1,421
Taxes, licenses and fees                                       436           489         1,287         1,558
Gains on, and net cost of, other real estate owned          (1,159)         (329)       (1,193)         (314)
Other                                                        2,482         2,306         7,612         6,900
-----------------------------------------------------     --------      --------      --------      --------
  Total noninterest expense                                 12,473        12,711        40,318        37,801
-----------------------------------------------------     --------      --------      --------      --------
Income before income taxes                                   5,219         5,168         8,496        14,097
Provision for income taxes                                   1,532         1,696         2,083         4,753
-----------------------------------------------------     --------      --------      --------      --------
NET INCOME                                                $  3,687      $  3,472      $  6,413      $  9,344
=====================================================     ========      ========      ========      ========

Net income per common share:
  Basic                                                   $   0.28      $   0.25      $   0.49      $   0.68
  Diluted                                                     0.28          0.25          0.48          0.67
Average number of common shares outstanding                 13,172        13,666        13,158        13,656
Average number of diluted common shares outstanding         13,325        13,885        13,307        13,846



See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
COLUMBIA BANKING SYSTEM, INC.
(IN THOUSANDS)

                                                                        (UNAUDITED)
                                                                       September 30,   December 31,
                                                                           2002           2001
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $   74,546     $   57,628
Interest-earning deposits with banks                                        60,001          9,361
----------------------------------------------------------------        ----------     ----------
     Total cash and cash equivalents                                       134,547         66,989

Securities available for sale at fair value (amortized cost
  of $235,754 and $145,550 respectively)                                   236,770        144,465
Securities held to maturity (fair value of $7,014 and $8,024
  respectively)                                                              6,787          7,856
Federal Home Loan Bank stock                                                 9,557          9,141

Loans held for sale                                                         21,121         29,364
Loans, net of unearned income of ($2,700) and ($2,894) respectively      1,167,633      1,170,633
  Less: allowance for loan losses                                           18,426         14,734
----------------------------------------------------------------        ----------     ----------
     Loans, net                                                          1,149,207      1,155,899

Interest receivable                                                          6,827          6,405
Premises and equipment, net                                                 53,554         52,297
Real estate owned                                                            4,681            197
Other                                                                       38,319         25,681
----------------------------------------------------------------        ----------     ----------
Total Assets                                                            $1,661,370     $1,498,294
================================================================        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                     $  287,964     $  242,971
Interest-bearing                                                         1,149,764      1,063,779
----------------------------------------------------------------        ----------     ----------
     Total deposits                                                      1,437,728      1,306,750

Federal Home Loan Bank advances                                             65,637         40,000
Trust preferred obligations                                                 21,416         21,367
Other liabilities                                                            8,890         11,211
----------------------------------------------------------------        ----------     ----------
     Total liabilities                                                   1,533,671      1,379,328

Shareholders' equity:
  Preferred stock (no par value)
  Authorized, 2 million shares; none outstanding

                                     September 30,   December 31,
  Common stock (no par value)            2002           2001
                                        ------         ------
     Authorized shares                  60,032         60,032
     Issued and outstanding             13,265         13,207              110,814        101,892
  Retained earnings                                                         16,224         17,779
  Accumulated other comprehensive income (loss) -
     Unrealized gains (losses) on securities available
     for sale, net of tax                                                      661           (705)
----------------------------------------------------------------        ----------     ----------
     Total shareholders' equity                                            127,699        118,966
----------------------------------------------------------------        ----------     ----------
Total Liabilities and Shareholders' Equity                              $1,661,370     $1,498,294
================================================================        ==========     ==========


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
COLUMBIA BANKING SYSTEM, INC.


                                                COMMON STOCK                        ACCUMULATED
                                           ----------------------                      OTHER           TOTAL
                                           NUMBER OF                   RETAINED    COMPREHENSIVE   SHAREHOLDERS'
(IN THOUSANDS)                              SHARES        AMOUNT       EARNINGS    INCOME (LOSS)      EQUITY
----------------------------------------   --------      --------      --------      --------        --------

BALANCE AT JANUARY 1, 2001                   13,689      $ 92,673      $ 21,649      $   (499)       $113,823


  Comprehensive income:
    Net income for 2001                                                  12,513
    Realized gains on securities
      available for sale included in                                                   (1,118)
      net income, net of tax of $602
    Change in unrealized losses on
      securities available for sale,
      net of tax of $491                                                                  912
         Total comprehensive income                                                                    12,307
  Issuance of stock under stock option
    and other plans                             178         1,796                                       1,796
  Issuance of shares of common stock--
    10% stock dividend                                     16,383       (16,383)
  Retirement of shares of common stock--
    Stock repurchase plan                      (660)       (8,960)                                     (8,960)
----------------------------------------   --------      --------      --------      --------        --------
BALANCE AT DECEMBER 31, 2001                 13,207       101,892        17,779          (705)        118,966
----------------------------------------   --------      --------      --------      --------        --------

(UNAUDITED)
  Comprehensive income:
    Net income for 2002                                                   6,413
    Realized gains on securities
      available for sale included in                                                     (271)
      net income, net of tax of $146
    Change in unrealized gains and
      losses on securities available for
      sale, net of tax of $882                                                          1,637
         Total comprehensive income                                                                     7,779
  Issuance of stock under stock option
    and other plans                              58           954                                         954
  Issuance of shares of common stock--
    5% stock dividend                                       7,968        (7,968)
----------------------------------------   --------      --------      --------      --------        --------
BALANCE AT SEPTEMBER 30, 2002                13,265      $110,814      $ 16,224      $    661        $127,699
========================================   ========      ========      ========      ========        ========



See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COLUMBIA BANKING SYSTEM, INC.
(UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        --------------------------
(IN THOUSANDS)                                                                             2002            2001
-----------------------------------------------------------------------------------     ----------      ----------
OPERATING ACTIVITIES
  Net income                                                                            $    6,413      $    9,344
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                             13,080           3,050
      Gains on sale of real estate owned                                                       (53)           (373)
      Depreciation and amortization                                                          3,261           1,316
      Deferred income tax expense                                                              426             714
      Net realized gain on sale of assets                                                     (419)            (99)
      Decrease (increase) in loans held for sale                                             8,243          (7,983)
      (Increase) decrease in interest receivable                                              (422)          2,725
      Decrease in interest payable                                                          (2,757)         (2,736)
      Net changes in other assets and liabilities                                          (12,227)        (19,006)
-----------------------------------------------------------------------------------     ----------      ----------
          Net cash provided (used) by operating activities                                  15,545         (13,048)

INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                                      12,733          66,756
  Proceeds from maturities of securities available for sale                                    449          17,898
  Purchases of securities available for sale                                               (20,089)        (34,827)
  Proceeds from sales of mortgage-backed securities available for sale                                      10,376
  Proceeds from maturities of mortgage-backed securities available for sale                 28,674           1,801
  Purchases of mortgage-backed securities available for sale                              (113,419)        (42,772)
  Proceeds from maturities of securities held to maturity                                    1,068             388
  Stock dividends from Federal Home Loan Bank stock                                           (416)           (444)
  Loans originated and acquired, net of principal collected                                (13,072)         (4,252)
  Purchases of premises and equipment                                                       (4,092)         (6,335)
  Proceeds from disposal of premises and equipment                                              38             980
  Proceeds from sale of real estate owned                                                    2,341           2,190
  Proceeds from sale of other personal property owned                                          179
-----------------------------------------------------------------------------------     ----------      ----------
      Net cash (used) provided by investing activities                                    (105,606)         11,759

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                      130,978         (31,155)
  Net decrease in other borrowings                                                                          (4,500)
  Net increase (decrease) in Federal Home Loan Bank advances                                25,637         (12,700)
  Proceeds from issuance of trust preferred obligations                                                     21,350
  Proceeds from issuance of common stock, net                                                  954           1,272
  Repurchase of common stock                                                                                (4,046)
  Other, net                                                                                    50
-----------------------------------------------------------------------------------     ----------      ----------
      Net cash provided (used) by financing activities                                     157,619         (29,779)
-----------------------------------------------------------------------------------     ----------      ----------
  Increase (decrease) in cash and cash equivalents                                          67,558         (31,068)
  Cash and cash equivalents at beginning of period                                          66,989         120,445
-----------------------------------------------------------------------------------     ----------      ----------
  Cash and cash equivalents at end of period                                            $  134,547      $   89,377
===================================================================================     ==========      ==========


Supplemental information:
  Cash paid for interest                                                                $   24,144      $   40,524
  Cash paid for income taxes                                                                 2,605           3,153
  Loans foreclosed and transferred to real estate owned
    or other personal property owned                                                         8,099             948



See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COLUMBIA BANKING SYSTEM, INC.

Columbia Banking System, Inc. (the "Company" or "CBSI") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 36 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas.

1.  BASIS OF PRESENTATION

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


2.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share is the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share of 153,000 and 219,000 for the three months ended September 30, 2002 and 2001, respectively, and 149,000 and 190,000 for the nine months ended September 30, 2002 and 2001, respectively.


3.  STOCK DIVIDEND

On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002, to shareholders of record as of April 16, 2002. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this transaction.


4.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company implemented SFAS No. 142 on January 1, 2002, and the adoption of this Statement did not have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 and the impact to its consolidated results of operations and financial condition was not material.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The lease provisions of the statement are effective for transactions after May 15, 2002, with the remaining provisions effective for financial statements issued after that date. The Company adopted SFAS No. 145 in the second quarter of 2002 and the adoption did not have a material impact to its consolidated results of operations and financial condition.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The new standard is effective for transactions initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. The new standard is effective for acquisition transactions completed on or after October 1, 2002. The Company adopted SFAS No. 147 as of October 1, 2002, and the adoption is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.


5.  BUSINESS SEGMENT INFORMATION

The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The principal activities conducted by commercial banking are the delivery of commercial business and private banking services with the emphasis on commercial business loans. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as certain commercial loan products offered in the Bank's branch offices. Real estate lending includes single-family residential, multi-family residential, commercial real estate loans, and the associated loan servicing activities.

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

CONDENSED STATEMENTS OF OPERATIONS:



                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                 COMMERCIAL         RETAIL         REAL ESTATE
(IN THOUSANDS)                                    BANKING           BANKING          LENDING          OTHER            TOTAL
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net interest income after provision
  for loan losses                               $      2,989     $      8,789     $      3,505     $     (3,099)    $     12,184
Other income                                             254            1,634              910            2,710            5,508
Other expense                                           (742)          (4,768)            (639)          (6,324)         (12,473)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Contribution to overhead and profit             $      2,501     $      5,655     $      3,776     $     (6,713)    $      5,219
      Income taxes                                                                                                         1,532
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net income                                                                                                          $      3,687
============================================    ============     ============     ============     ============     ============
Total assets                                    $    344,458     $    599,434     $    327,861     $    389,617     $  1,661,370
============================================    ============     ============     ============     ============     ============



                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                 COMMERCIAL         RETAIL         REAL ESTATE
(IN THOUSANDS)                                    BANKING           BANKING          LENDING          OTHER            TOTAL
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net interest income after provision
  for loan losses                               $      2,693     $      8,814     $      3,319     $     (1,106)    $     13,720
Other income                                             210            1,266              572            2,111            4,159
Other expense                                           (697)          (3,124)            (583)          (8,307)         (12,711)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Contribution to overhead and profit             $      2,206     $      6,956     $      3,308     $     (7,302)    $      5,168
      Income taxes                                                                                                        (1,696)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net income                                                                                                          $      3,472
============================================    ============     ============     ============     ============     ============
Total assets                                    $    311,293     $    649,996     $    336,233     $    180,693     $  1,478,215
============================================    ============     ============     ============     ============     ============

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                 COMMERCIAL         RETAIL         REAL ESTATE
(IN THOUSANDS)                                    BANKING           BANKING          LENDING          OTHER            TOTAL
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net interest income after provision             $      8,560     $     24,566     $     11,387     $     (9,891)    $     34,622
  for loan losses
Other income                                             631            4,271            2,072            7,218           14,192
Other expense                                         (2,150)         (14,380)          (2,063)         (21,725)         (40,318)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Contribution to overhead and profit             $      7,041     $     14,457     $     11,396     $    (24,398)    $      8,496
    Income taxes                                                                                                          (2,083)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net income                                                                                                          $      6,413
============================================    ============     ============     ============     ============     ============
Total assets                                    $    344,458     $    599,434     $    327,861     $    389,617     $  1,661,370
============================================    ============     ============     ============     ============     ============




                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                 COMMERCIAL         RETAIL         REAL ESTATE
(IN THOUSANDS)                                    BANKING           BANKING          LENDING          OTHER            TOTAL
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net interest income after provision             $      8,612     $     25,441     $      8,962     $     (2,455)    $     40,560
   for loan losses
Other income                                             514            3,605            1,797            5,422           11,338
Other expense                                         (1,997)         (13,221)          (1,803)         (20,780)         (37,801)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Contribution to overhead and profit             $      7,129     $     15,825     $      8,956     $    (17,813)    $     14,097
    Income taxes                                                                                                          (4,753)
--------------------------------------------    ------------     ------------     ------------     ------------     ------------
Net income                                                                                                          $      9,344
============================================    ============     ============     ============     ============     ============
Total assets                                    $    311,293     $    649,996     $    336,233     $    180,693     $  1,478,215
============================================    ============     ============     ============     ============     ============

6.  STOCK REPURCHASE

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company intends to repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2002 the Company had not repurchased any shares of common stock in this current stock repurchase program.

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

THIS FORM 10-Q MAY BE DEEMED TO INCLUDE FORWARD LOOKING STATEMENTS, WHICH MANAGEMENT BELIEVES ARE A BENEFIT TO SHAREHOLDERS. THESE FORWARD LOOKING STATEMENTS DESCRIBE COLUMBIA'S MANAGEMENT'S EXPECTATIONS REGARDING FUTURE EVENTS AND DEVELOPMENTS SUCH AS FUTURE OPERATING RESULTS, GROWTH IN LOANS AND DEPOSITS, CONTINUED SUCCESS OF COLUMBIA'S STYLE OF BANKING AND THE STRENGTH OF THE LOCAL ECONOMY. THE WORDS "WILL," "BELIEVE," "EXPECT," "SHOULD," AND "ANTICIPATE" AND WORDS OF SIMILAR CONSTRUCTION ARE INTENDED IN PART TO HELP IDENTIFY FORWARD LOOKING STATEMENTS. FUTURE EVENTS ARE DIFFICULT TO PREDICT, AND THE EXPECTATIONS DESCRIBED ABOVE ARE NECESSARILY SUBJECT TO RISK AND UNCERTAINTY THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY. IN ADDITION TO DISCUSSIONS ABOUT RISKS AND UNCERTAINTIES SET FORTH FROM TIME TO TIME IN COLUMBIA'S FILINGS WITH THE SEC, FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) LOCAL AND NATIONAL GENERAL AND ECONOMIC CONDITIONS, INCLUDING THE IMPACT OF THE EVENTS OF SEPTEMBER 11, 2001, OR ANY SIMILAR EVENTS, ARE LESS FAVORABLE THAN EXPECTED OR HAVE A MORE DIRECT AND PRONOUNCED EFFECT ON COLUMBIA THAN EXPECTED AND ADVERSELY AFFECT COLUMBIA'S ABILITY TO CONTINUE ITS INTERNAL GROWTH AT HISTORICAL RATES AND MAINTAIN THE QUALITY OF ITS EARNING ASSETS; (2) CHANGES IN INTEREST RATES REDUCE INTEREST MARGINS MORE THAN EXPECTED AND NEGATIVELY AFFECT FUNDING SOURCES; (3) PROJECTED BUSINESS INCREASES FOLLOWING STRATEGIC EXPANSION OR OPENING OR ACQUIRING NEW BRANCHES ARE LOWER THAN EXPECTED; (4) COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF ACQUISITIONS ARE GREATER THAN EXPECTED; (5) COMPETITIVE PRESSURE AMONG FINANCIAL INSTITUTIONS INCREASES SIGNIFICANTLY; (6) LEGISLATION OR REGULATORY REQUIREMENTS OR CHANGES ADVERSELY AFFECT THE BUSINESSES IN WHICH COLUMBIA IS ENGAGED, AND (7) THE COMPANY'S ABILITY TO REALIZE THE EFFICIENCIES IT EXPECTS TO RECEIVE FROM ITS INVESTMENTS IN PERSONNEL AND INFRASTRUCTURE.


OVERVIEW

Columbia Banking System, Inc. (the "Company") is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank ("Columbia Bank"), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 36 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company's loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions ("Division of Banks"). Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

The Company's vision is to become the leading community bank headquartered in the Pacific Northwest while establishing a significant presence in selected northwest markets and to achieve superior financial performance at the earliest practical date, consistent with development of its northwest franchise. Strategic business combinations may augment internal growth. The Company intends to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for small to medium-sized businesses, business owners and consumers.

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

The Company has 36 branches: 21 in Pierce County, 10 in King County, three in Cowlitz County, one in Kitsap County, and one in Thurston County. Since beginning its major Pierce County expansion in August 1993, the Company has expanded from four branches primarily through internal growth. During the third quarter of 2002, a new branch in downtown Gig Harbor was opened. In light of the soft economy in the Pacific Northwest, the Company has moderated its branch growth and does not have any additional branch openings planned in the near term. Management intends to balance future branch expansion with improved financial results. New branches normally do not contribute to net income for many months after opening.

In addition to its branch network, the Company continuously reviews new products and services to give its customers more financial service options. New technology and services are reviewed for business development and cost saving purposes. The Company's online banking service, "Columbia On-Line (TM)" enables customers to conduct a full range of services on a real time basis, including balance inquiries, transfers, bill paying, loan information, and check image viewing. This online service has also enhanced the delivery of cash management services to commercial customers.

In order to fund its lending activities and to allow for increased contact with customers, the Company has established a branch system primarily designed to attract and meet the needs of retail depositors, supplemented by business customer deposits and other borrowings. The Company believes this mix of funding sources will enable it to expand lending activities while attracting a stable core deposit base. In order to support its strategy of growth, without compromising its personalized banking approach or its commitment to asset quality, the Company has made significant investments in experienced branch, lending and administrative personnel and has incurred significant costs related to its branch expansion. Management anticipates that the Company's expense ratios will decline as its branches mature.

The Company is committed to improving its earnings by focusing on its core business processes and asset quality while maintaining its commitment to excellent customer service. The Company has retained the consulting services of Metavante Corporation to assist earnings improvement by realizing certain cost reductions and by enhancing revenue. Management expects the implementation of initiatives identified through this business process improvement project to decrease noninterest expense growth, increase noninterest income, and improve net earnings.

The economy of the Company's principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, four military bases are located in the market areas. The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability through 2000; however, growth slowed noticeably during 2001, and continued to be slow through the third quarter of 2002. Washington state economists believe the mixed economic indicators for the Puget Sound region signal the end of the economic decline; however, the region's growth and recovery is expected to continue to be slow throughout the remainder of 2002 and into 2003. The labor conflict causing container shipping to be at a standstill in West Coast ports in late September and early October has been estimated to have a $1.3 million impact per day on the state economy. The commercial airline and aerospace industries have contracted in the Puget Sound region and were significantly impacted by September 11, 2001 terrorism experienced on the East Coast. After September 11, Boeing Company press releases estimated a 25% to 27% decline of its 2002 commercial airplane deliveries from deliveries forecasted in the first half of 2001. Consequently, Boeing announced employment layoffs approximating 30,000 by mid-2002. Over 30,000 layoff notices have been distributed to employees, and Boeing anticipates continued monthly layoff notices through the end of 2002. Over 60% of the layoffs to date have affected western Washington employees. Boeing's Commercial Airlines Chief warned in September 2002 that if airplane deliveries drop below 2003 projections, employment levels could also drop in 2003. The full impact and timing of these job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by Columbia Bank is expected to remain relatively weak throughout 2003.



RECENT EVENTS

Mr. Mark Nelson joined the Company in October 2002 as Executive Vice President and Senior Credit Officer. Mr. Hal Russell, Executive Vice President, and Senior Loan Production Officer has assumed the Company's loan production responsibilities.

During the third quarter 2002, the Company finalized a separation and release agreement with Mr. Gallagher, the Company's former Vice Chairman and Chief Executive Officer. A consulting agreement with Mr. Gallagher was also entered into in the third quarter 2002. Both agreements are attached as Exhibits to this Form 10-Q.

RESULTS OF OPERATIONS

The results of operations of the Company are dependent to a large degree on the Company's net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company's operating expenses consist primarily of compensation and employee benefits costs, and occupancy expense. Similar to most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

CRITICAL ACCOUNTING POLICIES

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

NET INCOME

Net income for the third quarter of 2002 was $3.7 million, or $0.28 per diluted share, compared to $3.5 million, or $0.25 per diluted share, for the third quarter of 2001, an increase in net income of 6%. Net income for the nine months ended September 30, 2002, was $6.4 million, or $0.48 per diluted share, a decrease of 31% compared to $9.3 million, or $0.67 per diluted share for the same period in 2001. The net income increase for the third quarter 2002 as compared to the third quarter 2001 is due to a slightly higher net interest margin and increased noninterest income. The Company recorded higher provisions for loan losses in the third quarter 2002 as compared to third quarter 2001 as well as nonrecurring income received from real estate owned (REO). The net income decrease for the nine-month period is due primarily to a large loan loss provision leading to a loss in the first quarter 2002.

TOTAL REVENUE

During the third quarter of 2002, total revenue (net interest income plus noninterest income), increased $2.6 million, or 14% to $21.7 million from $19.1 million in the third quarter of 2001. Total revenue for the first nine months of 2002 increased $6.9 million, or 13%, to $61.9 million from $54.9 million for the first nine months of 2001. These increases are due to a higher net interest margin and increased noninterest income during the third quarter and first nine months of 2002 as compared to the same periods a year ago.

NET INTEREST INCOME

Net interest income for the third quarter of 2002 increased 8% to $16.2 million, from $15.0 million in the third quarter of 2001. For the nine months ended September 30, 2002, net interest income increased 9% to $47.7 million from $43.6 million for the same period in 2001. Stable interest rates and the Company's management of its deposit costs in the first nine months of 2002 provided improved net interest income as compared to the first nine months of 2001, a period in which interest rates decreased dramatically as the "prime rate" declined 350 basis points. (A basis point is 1/100th of one percent).

Net interest margin (net interest income divided by average interest-earning assets) increased to 4.52% in the third quarter of 2002 from 4.49% in the third quarter of 2001. Average interest-earning assets grew to $1.45 billion, or 9%, during the third quarter of 2002, compared with $1.33 billion for the same period in 2001. The yield on average interest-earning assets decreased 130 basis points (a basis point is 1/100th of 1 percent) to 6.36% during the third quarter of 2002 compared with 7.66% during the same period of 2001. In comparison, average interest-bearing liabilities grew to $1.21 billion, or 11%, compared with $1.09 billion for the same period in 2001, and the average cost of interest-bearing liabilities decreased 167 basis points to 2.22% during the third quarter of 2002 from 3.89% in the same period of 2001.

For the first nine months of 2002, net interest margin increased to 4.53% from 4.34% for the same period in 2001. Average interest-earning assets grew 6% to $1.43 billion during the first nine months of 2002, compared with $1.35 billion for the same period in 2001. The yield on average interest-earning assets decreased 155 basis points to 6.53% during the first nine months of 2002 from 8.08% in the same period of 2001. In comparison, average interest-bearing liabilities grew 8% to $1.19 billion, compared with $1.11 billion for the same period in 2001, and the cost of average interest-bearing liabilities decreased to 2.39% during the first nine months of 2002 from 4.56% in the same period of 2001.

Average interest-earning assets increased $20.7 million, or 1%, in the third quarter 2002 to $1.45 billion compared with the second quarter of 2002. An increase of $1.7 million in average loans in the third quarter from the second quarter 2002 was offset by a decrease of $8.3 million in average investments. The yield on average interest-earning assets decreased 15 basis points to 6.36% during the third quarter from 6.51% in the second quarter of 2002. During the third quarter 2002, average interest bearing liabilities increased $8.4 million, or 1%, to $1.21 billion compared with the second quarter of 2002, including an increase of $46.9 million in interest-bearing deposits partially offset by a decrease of $38.6 million in borrowings. The cost of average interest-bearing liabilities decreased 13 basis points to 2.22% during the third quarter of 2002 from 2.35% in the second quarter of 2002. On November 6, 2002 the Federal Reserve Board lowered the federal funds rate by 50 basis points and in turn, the prime rate also declined by 50 basis points. The majority of the Company's commercial business loan portfolio is indexed to the prime rate and will reprice immediately. Management expects that a reduction in deposit costs will lag the current change in prime rate by several months, which may decrease the Company's net interest margin in the fourth quarter 2002.

CONSOLIDATED AVERAGE BALANCES--NET CHANGES
COLUMBIA BANKING SYSTEM, INC.

                                           THREE MONTHS ENDED                            NINE MONTHS ENDED
                                              SEPTEMBER 30,            INCREASE            SEPTEMBER 30,            INCREASE
                                       ---------------------------    (DECREASE)    ---------------------------    (DECREASE)
(IN THOUSANDS)                             2002           2001          AMOUNT          2002           2001          AMOUNT
------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
ASSETS
Loans                                  $  1,178,493   $  1,219,182   $    (40,689)  $  1,182,924   $  1,224,533   $    (41,609)
Securities                                  242,844         95,389        147,455        235,751         99,588        136,163
Interest-earning deposits with banks         30,162         12,301         17,861         14,518         24,391         (9,873)
Other interest-earning assets                                4,740         (4,740)                        2,161         (2,161)
------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
   Total interest-earning assets          1,451,499      1,331,612        119,887      1,433,193      1,350,673         82,520

Other earning assets                         27,722         14,978         12,744         24,196          5,138         19,058
Noninterest-earning assets                  128,610        105,612         22,998        120,828        107,747         13,081
------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
   Total assets                        $  1,607,831   $  1,452,202   $    155,629   $  1,578,217   $  1,463,558   $    114,659
====================================   ============   ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits              $  1,114,269   $  1,038,043   $     76,226   $  1,078,523    $ 1,056,731   $     21,792
Federal Home Loan Bank advances              72,375         32,215         40,160         95,080         40,745         54,335
Trust preferred obligations                  21,406         14,383          7,023         21,389          4,847         16,542
Other borrowings                                             2,696         (2,696)                        5,566         (5,566)
------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
   Total interest-bearing liabilities     1,208,050      1,087,337        120,713      1,194,992      1,107,889         87,103

Noninterest-bearing deposits                264,127        229,692         34,435        250,772        223,509         27,263
Other noninterest-bearing liabilities        10,233         11,460         (1,227)        10,056         12,003         (1,947)
Shareholders' equity                        125,421        123,713          1,708        122,397        120,157          2,240
------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
   Total liabilities and shareholders'
   equity                              $  1,607,831   $  1,452,202   $    155,629   $  1,578,217   $  1,463,558   $    114,659
====================================   ============   ============   ============   ============   ============   ============

NONINTEREST INCOME

Noninterest income increased $1.3 million, or 32% in the third quarter of 2002, and $2.9 million, or 25%, for the first nine months of 2002 as compared with the same periods in 2001. Increases during the third quarter and the first nine months of 2002 were primarily centered in service charges and other fees, mortgage banking, and merchant services fees. The growth in core deposits has contributed to an increase in service charges and fees. Mortgage banking increases are due to increased volumes as interest rates have continued to decline for mortgage borrowers. Increases in merchant services income is due to the overall growth of the customer base and the continued emphasis on expanding the market for that product. The Company recorded net gains on sale of investment securities of $183,000 in the third quarter 2002 and $417,000 in the first nine months of 2002 as compared to $70,000 and $107,000 for the same periods of 2001. Quarter to quarter, noninterest income increased 19% from the second quarter of 2002 to the third quarter of 2002.

NONINTEREST EXPENSE

Total noninterest expense decreased $238,000, or 2%, for the third quarter of 2002, and increased $2.5 million, or 7%, for the first nine months of 2002, compared with the same periods in 2001. During the quarter, the Company received a one-time lease termination payment of $1.2 million from the tenant of a property included in Real Estate Owned (REO). Excluding this payment, the Company's noninterest expense increased $974,000, or 8%, from the third quarter 2001 and increased $3.7 million, or 10%, for the first nine months of 2002 compared to the same period in 2001. The increases were primarily due to personnel, occupancy and advertising costs associated with the Company's scheduled branch expansions in 2001 and early 2002. The personnel and occupancy cost increases reflect the full operations of the Company's recent expansion in King and Pierce counties. The Company's efficiency ratio (noninterest expense less nonrecurring expenses divided by the sum of net interest income plus noninterest income less nonrecurring income) was 63.5% for the third quarter 2002 and 67.6% for the first nine months of 2002, compared to 66.7% and 68.9% for the same respective periods in 2001.

INCOME TAXES

The Company recorded income tax provisions of $1.5 million and $2.1 million for the third quarter and first nine months of 2002, respectively, compared with provisions of $1.7 million and $4.8 million for the same periods in 2001.



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

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company's Senior Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with appropriate loan committees, has the responsibility for administering the credit approval process. As another part of its control process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent examination to ensure continued performance and proper risk assessment.

LOAN PORTFOLIO ANALYSIS

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company's loan portfolio composition by type of loan for the dates indicated:

                                                     SEPTEMBER 30,      % OF         DECEMBER 31,      % OF
(IN THOUSANDS)                                           2002           TOTAL           2001           TOTAL
--------------------------------------------------    -----------     ---------      -----------     ---------
Commercial business                                   $   444,274         38.0%      $   466,638         39.9%

Real estate:
    One-to-four family residential                         52,692          4.5            52,852          4.5
    Five or more family residential and
      commercial properties                               433,270         37.1           432,419         37.0
--------------------------------------------------    -----------     ---------      -----------     ---------
        Total real estate                                 485,962         41.6           485,271         41.5
Real estate construction:
    One-to-four family residential                         20,452          1.8            20,693          1.8
    Five or more family residential and
      commercial properties                               106,632          9.1            91,080          7.7
--------------------------------------------------    -----------     ---------      -----------     ---------
        Total real estate construction                    127,084         10.9           111,773          9.5

Consumer                                                  113,013          9.7           109,845          9.4
--------------------------------------------------    -----------     ---------      -----------     ---------
     Sub-total loans                                    1,170,333        100.2         1,173,527        100.3
Less: Deferred loan fees                                   (2,700)        (0.2)           (2,894)        (0.3)
--------------------------------------------------    -----------     ---------      -----------     ---------
        Total loans                                   $ 1,167,633        100.0%      $ 1,170,633        100.0%
==================================================    ===========     =========      ===========     =========
Loans held for sale                                   $    21,121                    $    29,364
==================================================    ===========     =========      ===========     =========

Total loans (excluding loans held for sale) at September 30, 2002 decreased $3.0 million, to $1.168 billion from $1.171 billion at year-end 2001. The decrease in commercial loans was partially offset by increases in real estate construction and consumer loans.

COMMERCIAL LOANS: As of September 30, 2002, commercial loans decreased $22.4 million, or 5%, to $444.3 million from $466.6 million at year-end 2001, representing 38.0% of total loans at September 30, 2002 as compared with 39.9% of total loans at December 31, 2001. The Company is committed to providing competitive commercial lending in its market areas. Management believes the slowdown in commercial lending in 2001 and continuing through the third quarter of 2002 was primarily due to the slow economy as businesses reduced inventories and paid down debt. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

REAL ESTATE LOANS: Residential one-to-four family loans decreased $160,000, or 0.3%, to $52.7 million at September 30, 2002, representing 4.5% of total loans, compared with $52.9 million, or 4.5% of total loans at December 31, 2001. These loans are used by the Company to collateralize advances from the FHLB. The Company's underwriting standards require that one-to-four family portfolio loans generally be owner-occupied. The loan amounts may not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, the Company's policy is to originate for sale to third parties residential loans secured by properties located within the Company's primary market areas.

Five or more family residential and commercial real estate lending increased $851,000, or 0.2%, to $433.3 million at September 30, 2002, representing 37.1% of total loans, from $432.4 million, or 37.0% of total loans at December 31, 2001. Generally, five or more family residential and commercial real estate loans are made to borrowers who have existing banking relationships with the Company. The Company's underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

REAL ESTATE CONSTRUCTION LOANS: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $241,000, or 1%, to $20.5 million at September 30, 2002, representing 1.8% of total loans, from $20.7 million, or 1.8% of total loans at December 31, 2001. Five or more family and commercial real estate construction loans increased $15.6 million, or 17%, to $106.6 million at September 30, 2002, representing 9.1% of total loans, from $91.1 million, or 7.7% of total loans at December 31, 2001.

The Company endeavors to limit its construction lending risk through adherence to sound underwriting and monitoring procedures.

CONSUMER LOANS: At September 30, 2002, the Company had $113.0 million of consumer loans outstanding, representing 9.7% of total loans, an increase of $3.2 million, or 3%, compared with $109.8 million, at December 31, 2001. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets increased 15% in the first nine months of 2002 to $21.3 million, or 1.28% of period-end assets at September 30, 2002, compared to $18.5 million, or 1.24% of period-end assets at December 31, 2001. Nonperforming assets decreased to $21.3 million at September 30, 2002 from $24.3 million at June 30, 2002 and $24.6 million at March 31, 2002.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

                                                                 SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS)                                                        2002          2001
---------------------------------------------------------------    ----------    ----------
Nonaccrual:
  Commercial business                                              $   10,857    $   15,393
  Real estate:
     One-to-four family residential                                       642           593
     Five or more family residential and commercial properties          2,022         1,415
  Real estate construction:
     One-to-four family residential                                     1,459
  Consumer                                                                 47           234
---------------------------------------------------------------    ----------    ----------
     Total nonaccrual                                                  15,027        17,635

Restructured:
     One-to-four family residential construction                          425           716
---------------------------------------------------------------    ----------    ----------
     Total restructured                                                   425           716
---------------------------------------------------------------    ----------    ----------
     Total nonperforming loans                                     $   15,452    $   18,351
===============================================================    ==========    ==========
Real estate owned                                                  $    4,681    $      197
Other personal property owned                                           1,148
---------------------------------------------------------------    ----------    ----------
Total nonperforming assets                                         $   21,281    $   18,548
===============================================================    ==========    ==========

NONPERFORMING LOANS. The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans were $15.5 million, or 1.32% of total loans (excluding loans held for sale) at September 30, 2002, compared to $18.4 million, or 1.57% of total loans at December 31, 2001. Nonaccrual loans and other nonperforming assets are centered in a relatively small number of lending relationships which management considers adequately reserved. Nonaccrual loans decreased $2.6 million, or 15% from year-end 2001 to $15.0 million at September 30, 2002, as a number of loans were either exited, returned to accrual status, or were uncollectible; and therefore, were charged-down or charged-off. Loans placed into nonaccrual during the third quarter 2002 were primarily commercial business and commercial real estate loans. Restructured loans remained unchanged at $425,000 at September 30, 2002, from the second quarter 2002, and decreased 41% from $716,000 at December 31, 2001.

The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially all nonperforming loans are to borrowers within the State of Washington.

REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $4.5 million to $4.7 million at September 30, 2002, from $197,000 at December 31, 2001. During the quarter, the Company sold two properties and did not foreclose on any loans secured by real estate. At September 30, 2002, REO consisted of two properties, one of which is the commercial real estate property previously charged down and reported in the first quarter 2002. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $127,000 to $1.1 million from $1.3 million during the third quarter of 2002. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

On a quarterly basis (semi-annual in the case of economic and business conditions reviews) the senior credit officers of the Company review with Executive Management and the Audit Committee of the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance. These factors include the following as of the applicable balance sheet date:

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

At September 30, 2002, the Company's allowance for loan losses was $18.4 million, or 1.58% of total loans (excluding loans held for sale), and 119.25% of nonperforming loans. This compares with an allowance of $14.7 million, or 1.26% of the total loan portfolio, and 80.29% of nonperforming loans, at December 31, 2001. In the third quarter 2002 the Company's provision for loan losses totaled $4.0 million, compared to $1.3 million in the third quarter 2001. During the first nine months of 2002, the Company's provision for loan losses was $13.1 million, an increase of $10.0 million over the same period in 2001. In the first quarter 2002, the Company's provision for loan losses was $7.1 million, principally to reflect the deterioration of a troubled credit relationship reported in the first quarter 2002, which was transferred to real estate owned during the second quarter 2002.

Net loan charge-offs amounted to $1.4 million and $9.4 million for the third quarter and first nine months of 2002, respectively, compared with net loan charge-offs of $7.1 and $8.4 million for the same periods in 2001. The $1.4 million charged-off during the quarter was comprised of several loans, while the year to date charge-offs were largely impacted by the relationship requiring a significant charge-off during the first quarter 2002.

The Company increased its provision for loan losses during the third quarter and the first nine months of 2002 due to softness in the economy of its market area and historical charge-off activity as compared to the same periods of 2001. At September 30, 2002, management believes the Company's allowance for loan losses provides adequate reserves for its loan portfolio, including the nonaccrual loans and nonperforming assets. Management regularly evaluates the necessity of any additions to the allowance for loan losses based upon the Company's credit quality, loan growth, the economy and other factors.

The following table provides an analysis of the Company's allowance for loan losses at the dates and the periods indicated:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------     ---------------------
(IN THOUSANDS)                                    2002         2001         2002         2001
--------------------------------------------    --------     --------     --------     --------
Beginning balance                               $ 15,767     $ 19,224     $ 14,734     $ 18,791
Charge-offs:
  Commercial business                             (1,142)      (7,003)      (5,849)      (8,457)
  Real estate:
     One-to-four family residential                   (6)                       (6)
     Five or more family residential
     and commercial properties                                              (3,500)
  Real estate construction:
     One-to-four family residential                              (110)        (316)        (110)
  Consumer                                          (304)         (14)        (425)         (24)
--------------------------------------------    --------     --------     --------     --------
        Total charge-offs                         (1,452)      (7,127)     (10,096)      (8,591)
Recoveries:
  Commercial business                                 73           40          154          112
  Real estate:
     Five or more family residential
     and commercial properties                                                   3
  Real estate construction:
     One-to-four family residential                    1                       537
  Consumer                                             2           10           14           35
--------------------------------------------    --------     --------     --------     --------
        Total recoveries                              76           50          708          147
--------------------------------------------    --------     --------     --------     --------
Net (charge-offs) recoveries                      (1,376)      (7,077)      (9,388)      (8,444)

Provision charged to expense                       4,035        1,250       13,080        3,050
--------------------------------------------    --------     --------     --------     --------
Ending balance                                  $ 18,426     $ 13,397     $ 18,426     $ 13,397
============================================    ========     ========     ========     ========

SECURITIES

At September 30, 2002, the Company's securities (securities available for sale and securities held to maturity) increased $91.2 million, or 60% from its balance at year-end 2001. The Company purchased $27.8 million of available for sale securities and sold $5.0 million of securities during the third quarter 2002, for realized gains of $183,000. For the first nine months of 2002, the Company purchased $133.9 million of available for sale securities and sold $12.3 million for realized gains of $417,000. Approximately 97% of the Company's securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates and/or significant prepayment risk. In accordance with the Company's investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio as market conditions allow.

LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets and to fund continuing operations.

DEPOSIT ACTIVITIES

The Company's deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $131.0 million, or 10%, to $1.44 billion at September 30, 2002 from $1.31 billion at December 31, 2001. Core deposits increased $99.0 million, or 12% during the first nine months of 2002 and certificates of deposit balances increased $32.0 million compared to year-end 2001. Average core deposits (demand deposit, savings, and money market accounts) increased to $894 million during the third quarter of 2002, from $858 million in the second quarter 2002 and from $836 million in the first quarter of 2002.

The Company has established a branch system catering primarily to retail depositors, supplemented by business customer deposits and other borrowings. The branch system deposits are intended to provide a stable, core funding base for the Company. In addition to the core deposit base, management's strategy for funding growth includes brokered and other wholesale deposits. At September 30, 2002, brokered and other wholesale deposits (excluding public deposits) totaled $40.7 million, or 2.8% of total deposits, compared with $40.2 million, or 3.1% of total deposits at December 31, 2001. The brokered deposits have varied maturities up to three years.

BORROWINGS

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as a source of both short and long-term borrowings. One-to-four family real estate mortgages and certain other assets secure FHLB advances. At September 30, 2002, the Company had advances of $65.6 million with maturities of less than one year and no advances expiring after one year. In comparison, at December 31, 2001, the Company had advances of $40.0 million with maturities greater than one year and no advances with terms expiring within one year. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at September 30, 2002, there was no balance outstanding. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

TRUST PREFERRED OBLIGATIONS

The Company's $22 million of trust preferred obligations are at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.58%. At September 30, 2002 the rate on the Company's trust preferred obligations was 5.39%. The Company can call the debt in 2006 for a premium and in 2011 at par, allowing the Company to retire the debt early if conditions are favorable.


CAPITAL

Shareholders' equity at September 30, 2002 was $127.7 million, up 7% from $119.0 million at December 31, 2001. The increase is due primarily to net income of $6.4 million during the first nine months of 2002 and unrealized gains in its securities available for sale portfolio. Shareholders' equity was 7.69%, and 7.94% of total period-end assets at September 30, 2002, and December 31, 2001, respectively.

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

Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% of risk-adjusted assets to be considered "adequately capitalized". The FDIC published the qualifications necessary to be classified as a "well capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as "well capitalized" can negatively impact a bank's ability to expand and to engage in certain activities.

Columbia Bank qualified as "well-capitalized" at September 30, 2002 and December 31, 2001.

-------------------------------------------------------------------------------------------------------
                                  COLUMBIA BANKING
                                     SYSTEM, INC.         COLUMBIA STATE BANK         REQUIREMENTS
------------------------------- ---------------------    ---------------------    ---------------------
                                                                                 ADEQUATELY     WELL-
                                9/30/2002  12/31/2001    9/30/2002  12/31/2001   CAPITALIZED CAPITALIZED
------------------------------- ---------  ----------    ---------  ----------    ---------  ----------
Total risk-based capital ratio    12.06%      11.65%       11.55%      11.15%         8%         10%
------------------------------- ---------  ----------    ---------  ----------    ---------  ----------
Tier 1 risk-based capital ratio   10.81%      10.55%       10.30%      10.04%         4%          6%
------------------------------- ---------  ----------    ---------  ----------    ---------  ----------
Leverage ratio                     9.23%       9.72%        8.83%       9.29%         4%          5%
-------------------------------------------------------------------------------------------------------

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

STOCK REPURCHASE PROGRAM

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company intends to repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2002 the Company had not repurchased any shares of common stock in this current stock repurchase program.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2001. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Item 4.  CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.


PART II  -  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Separation and Release Agreement between J. James Gallagher and Columbia Banking System, Inc.

              10.2 Consulting Agreement between J. James Gallagher and Columbia Banking System, Inc.

              99.1 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       COLUMBIA BANKING SYSTEM, INC.



Date  November 13, 2002                By  /s/ William T. Weyerhaeuser
      -----------------                    ------------------------------------
                                           William T. Weyerhaeuser
                                           Chairman and Chief Executive Officer



Date  November 13, 2002                By  /s/ Melanie J. Dressel
      -----------------                    ------------------------------------
                                           Melanie J. Dressel
                                           President and Chief Operating Officer
                                           Columbia Banking System, Inc.
                                           President and Chief Executive Officer
                                           Columbia State Bank
                                           (Principal Executive Officer)


Date  November 13, 2002                By  /s/ Gary R. Schminkey
      -----------------                    ------------------------------------
                                           Gary R. Schminkey
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  CERTIFICATION


I, William T. Weyerhaeuser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Banking System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ William T. Weyerhaeuser
      -----------------                 -----------------------------------
                                        William T. Weyerhaeuser
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION


I, Melanie J. Dressel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Banking System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 13, 2002                 /s/ Melanie J. Dressel
      -----------------                 -------------------------------------
                                        Melanie J. Dressel
                                        President and Chief Operating Officer
                                        Columbia Banking System, Inc.

                                        President and Chief Executive Officer
                                        Columbia State Bank

                                  CERTIFICATION


I, Gary R. Schminkey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Banking System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ Gary R. Schminkey
      -----------------                 -----------------------
                                        Gary R. Schminkey
                                        Executive Vice President and
                                        Chief Financial Officer