Form 10-K
period 2002-12-31
COLUMBIA BANKING SYSTEM INC
filed 2003-03-14
CIK 887343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-20288

Columbia Banking System, Inc.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1422237 (I.R.S. Employer Identification Number)

1301 “A” Street

Tacoma, Washington 98402

(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, Including Area Code:  (253) 305-1900

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ The aggregate market value of Common Stock held by non-affiliates of the registrant at June 28, 2002 was $171,237,298 based on the closing sale price of the Common Stock on that date.

The aggregate market value of Common Stock held by non-affiliates of registrant at January 31, 2003 was $173,838,398. The number of shares of registrant’s Common Stock outstanding at January 31, 2003 was 13,320,950.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement Dated March 14, 2003	Part III

COLUMBIA BANKING SYSTEM, INC

i

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report and Form 10-K includes forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; and (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged.

ii

THE COMPANY

General

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

Management Team

Effective July 2002, the Company’s Chairman, William T. Weyerhaeuser, was named Interim Chief Executive Officer of the Company. Mr. Weyerhaeuser has chosen to serve without compensation in his capacity as CEO. Melanie Dressel is the Company’s Chief Operating Officer and the President and Chief Executive Officer of Columbia Bank. She has served in this capacity since 2000. Gary Schminkey has served as the Company’s Executive Vice President and Chief Financial Officer since 1998 and Tex Whitney has served as the Company’s Executive Vice President, Retail Banking and Human Resources since 1998. H.R. Russell, an Executive Vice President since 1997, is responsible for the Company’s loan production as its Senior Lending Officer. In October 2002, Mark Nelson joined the Company as Executive Vice President and Senior Credit Officer.

Business Overview

The Company’s goal is to be a leading community banking company headquartered in the Pacific Northwest and to consistently increase earnings and shareholder value. The Company continues to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households. Strategic business combinations may augment this internal growth.

Management believes consolidation among financial institutions in its market area has created significant gaps in the ability of large banks to serve certain customers, particularly the Company’s target customer base of small and medium-sized businesses, professionals and other individuals. The Company’s business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company’s strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it now serves.

Business Strategy

The Company’s strategy to improve earnings and shareholder value is to leverage its branch network to grow market share by meeting the needs of current and prospective customers with its wide range of financial products and services and outstanding customer service. In addition, the Company will continue to focus on asset quality, expanding revenue, and expense control. The Company evaluates its business processes to benefit customers, create cost efficiencies, and increase profitability.

The Company has established a network of 36 branches as of December 31, 2002 from which it intends to grow market share. Twenty-one branches are located in Pierce County, 10 in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. As planned, the Company increased its physical presence in the King County market in 2002. New branches were opened in the first quarter 2002 in Seattle and Redmond. The Company enhanced its Pierce County network by opening a second branch in Gig Harbor, a full service facility at 104th and Canyon in Puyallup and relocated its Fife branch to a more visible and accessible location. New branches normally do not contribute to net income for many months after opening. Given the current softness in the Pacific Northwest economy, the Company has moderated its geographical expansion and does not have any additional facilities planned in 2003.

In order to fund its lending activities and to allow for increased contact with customers, the Company has established a branch system to better serve retail and business customer depositors. The Company believes this mix of funding sources will enable it to expand lending activities while attracting a stable core deposit base. In order to support its strategy of market penetration and increased profitability, while continuing its personalized banking approach and its commitment to asset quality, the Company has invested in experienced branch, lending and administrative personnel and has incurred related costs in the creation of its branch network. Many of these branches are becoming established in their markets, and management anticipates that the Company’s expense ratios will decline as its branches mature.

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services available include tailored loan products, Cash Management Services, Columbia On-Line™, International Services, Merchant Services and Investment Services. Cash Management services enable customers to assess, monitor and manage cash flows effectively and efficiently through a variety of tools, including account analysis, sweep accounts, ACH and other electronic banking services. Many cash management customers enjoy the convenience of utilizing these services from their computer through Columbia On-LineTM, the Company’s online banking service. In addition, online banking customers are able to conduct a full range of services on a real time basis, including balance inquiries, transfers, bill paying, loan information, and check image viewing.

The Puget Sound economy involves a significant amount of international trade by both large and small businesses. International banking services that community businesses frequently utilize include the selling and buying of foreign currencies as well as letters of credit and wires to their customers and suppliers in foreign countries. Transactions by local customers of Columbia’s business clients can be processed through Columbia’s merchant services capabilities. Investment Services, which provide options for short and long term investment opportunities for businesses, their owners and their employees, rounds out the core of services tailored to the Company’s community business customers.

Market Area

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, several military bases are located in the Company’s market areas. The Washington economy and that of the Puget Sound region continued the slowdown started in 2001 through 2002 after generally experiencing strong growth and stability for several years. Commercial airline and aerospace industries continued to contract in the Puget Sound region, as the Boeing Company commercial airplane deliveries dropped 28% in 2002 from 2001 and an additional decrease of 27% in deliveries is anticipated in 2003 from 2002. Boeing announced employment layoffs approximating 30,000 by mid-2002, which started in December 2001 and were completed by the end of 2002. Boeing also announced a second round of layoffs approximating 5,000 persons primarily in the Puget Sound region, in November 2002. Boeing has won additional defense contracts; however, only limited job creation from these contracts is anticipated. The full impact and timing of airline and aerospace industry job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by the Company has weakened. The retail industry also experienced a decline in 2002 as consumer confidence waned.

Washington State has had the second and third highest unemployment rates in the nation in recent months. However, Pierce County, where the majority of the Company’s branches are located, experienced net job creation. Federal military and defense spending is expected to have a positive economic impact on the area in light of the large military bases located in the area. The timing of an economic recovery for the Puget Sound region has been estimated as early as 2003 and as late as 2004. State economists have predicted Pierce County will lead the state in economic activity in 2003.

Pierce County is located in the South Puget Sound region and Tacoma is the largest city in the county. With 21 branch offices in Pierce County at the end of 2002, the Company has positioned itself to increase its market share in this County of approximately 725,000 residents, the second most populous county in Washington State. The Port of Tacoma is the only West Coast port with land available for expansion and has experienced growth in international trade and traffic in 2002. The Port of Tacoma has started a $300 million expansion, with a new terminal scheduled for completion in late 2004. The new terminal is anticipated to be the largest single container terminal, capable of handling the largest volume of container traffic north of Los Angeles. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County’s total employment. The US Army has designated Fort Lewis as one of its select high-tech large-scale urban combat training bases, which is expected to increase employment and business activity in the area.

To the north of Tacoma, King County is Washington’s most populous at 1.8 million residents, and the location of Seattle, the state’s largest city. Bellevue, where the Company has two banking offices, is located in an area known as the “Eastside,” a metropolitan area with a population of approximately 248,000 that includes several King County cities located east of Seattle. A large portion of that economy is linked to the aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered northeast of Bellevue and several biotech firms are located on the Eastside. Household incomes in the Eastside are among the highest in Washington. The Company’s recent expansion in Seattle, Bellevue, Redmond and other areas of the Eastside is intended to increase market share in this area, the largest banking market in the state.

The Company has five branches in south King County, an area of residential communities whose employment base is supported by light industrial, aerospace, and forest products industries. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company’s Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. The Auburn and Kent Valley areas to the east of Federal Way are high residential and commercial growth markets.

The Company’s market area also includes the Longview and Woodland communities in southwest Washington, the state’s capital of Olympia and Port Orchard in Kitsap County. Both Olympia and Port Orchard are located in the South Puget Sound region and over 35% of the employment in their respective counties is government related according to the Washington State Almanac.

Competition

The Company provides its customers with approximately the same breadth of product offerings as its larger competitors while delivering a higher service level. Smaller competitors frequently do not have the full product and service offerings that the Company possesses. The Company anticipates continuing opportunities to arise from the effects of consolidation among financial institutions in Washington that has occurred to date. Several other financial institutions, which have greater resources than the Company, compete for banking business in the Company’s market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, the Company continues to experience competition from non-banking companies such as credit unions, financial services companies and brokerage houses. The Company currently does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations, other than in Pierce and Cowlitz Counties. In June 2002, the Federal Deposit Insurance Corporation (FDIC) market share report classified the Company with the second highest deposit market share in Pierce County, at 17%, and the second highest in Cowlitz County, with 15% market share. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

COLUMBIA BANKING SYSTEM, INC.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
	(dollars in thousands except per share amounts)
For the Year
Net interest income	$64,289	$58,205	$58,268	$49,509	$41,960
Provision for loan losses	15,780	5,800	9,800	2,400	1,900
Noninterest income	20,050	17,451	11,587	10,146	8,182
Noninterest expense	53,653	50,954	44,753	39,644	32,794
Net income	10,885	12,513	10,070	11,670	10,201

Per Share
Net Income (Basic)	$0.83	$0.92	$0.75	$0.87	$0.76
Net Income (Diluted)	0.82	0.91	0.73	0.85	0.74
Book Value	9.95	9.01	8.30	7.37	6.68

Averages
Total Assets	$1,601,061	$1,460,263	$1,375,600	$1,131,416	$939,274
Interest-earning assets	1,454,714	1,343,410	1,265,716	1,039,628	863,193
Loans	1,183,922	1,218,906	1,149,013	927,373	748,587
Securities	246,995	100,343	97,585	99,149	83,657
Deposits	1,360,968	1,281,748	1,197,653	994,096	813,685
Core deposits	885,008	718,262	654,095	605,651	476,128
Shareholders’ equity	124,096	120,403	107,555	94,718	84,680

Financial Ratios
Net interest margin	4.50%	4.36%	4.62%	4.78%	4.87%
Return on average assets	0.68	0.86	0.73	1.03	1.09
Return on average equity	8.77	10.39	9.36	12.32	12.05
Efficiency ratio	66.17	68.92	64.07	66.46	65.40
Average equity to average assets	7.75	8.25	7.82	8.37	9.02

At Year-End
Total assets	$1,699,613	$1,498,294	$1,496,495	$1,237,157	$1,059,919
Loans	1,175,853	1,170,633	1,192,520	1,048,006	828,639
Allowance for loan losses	19,171	14,734	18,791	9,967	9,002
Deposits	1,487,153	1,306,750	1,327,023	1,043,544	938,345
Core deposits	980,709	846,546	695,343	624,220	582,589
Shareholders’ equity	132,384	118,966	113,823	99,214	89,566
Full-time equivalent employees	525	589	513	469	439
Branches	36	32	28	27	25

Nonperforming assets:
Nonaccrual loans	$16,918	$17,635	$12,506	$4,360	$3,603
Restructured loans	187	716	1,136	187	1,783
Other personal property owned	916
Real estate owned	130	197	1,291	1,263	901

Total nonperforming assets	$18,151	$18,548	$14,933	$5,810	$6,287

Nonperforming loans to period-end loans	1.45%	1.57%	1.14%	0.43%	0.65%
Nonperforming assets to period-end assets	1.07%	1.24%	1.00%	0.47%	0.59%
Allowance for loan losses to period-end loans	1.63%	1.26%	1.58%	0.95%	1.09%
Allowance for loan losses to nonperforming loans	112.08%	80.29%	137.74%	219.19%	167.14%
Net loan charge-offs	$11,343	$9,857	$976	$1,435	$1,338

Risk-Based Capital Ratios:
Total capital	12.32%	11.65%	9.54%	10.01%	10.88%
Tier I capital	11.07	10.55	8.58	9.12	9.89
Leverage ratio	9.18	9.72	7.77	8.46	8.72

FINANCIAL DATA SUPPLEMENT

CONSOLIDATED FIVE-YEAR STATEMENTS OF OPERATIONS (1)

Columbia Banking System, Inc.

	Years ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share amounts)
Interest Income:
Loans	$80,003	$97,650	$102,838	$77,807	$66,858
Securities available for sale	11,606	5,596	5,650	5,619	4,696
Securities held to maturity	214	265	268	287	419
Deposits with banks	372	1,061	1,240	639	1,654

Total interest income	92,195	104,572	109,996	84,352	73,627

Interest Expense:
Deposits	24,740	43,763	47,662	32,898	29,759
Federal Home Loan Bank advances	1,945	1,690	3,630	1,939	1,908
Trust preferred obligations	1,221	635
Other borrowings		279	436	6

Total interest expense	27,906	46,367	51,728	34,843	31,667

Net Interest Income	64,289	58,205	58,268	49,509	41,960
Provision for loan losses	15,780	5,800	9,800	2,400	1,900

Net interest income after provision for loan losses	48,509	52,405	48,468	47,109	40,060
Noninterest income	20,050	17,451	11,587	10,146	8,182
Noninterest expense	53,653	50,954	44,753	39,644	32,794

Income before income tax	14,906	18,902	15,302	17,611	15,448
Provision for income tax	4,021	6,389	5,232	5,941	5,247

Net Income	$10,885	$12,513	$10,070	$11,670	$10,201

Net Income Per Common Share:
Basic	$0.83	$0.92	$0.75	$0.87	$0.76
Diluted	0.82	0.91	0.73	0.85	0.74
Average number of common shares outstanding (basic)	13,165	13,538	13,488	13,458	13,401
Average number of common shares outstanding (diluted)	13,318	13,721	13,829	13,776	13,820

Total assets at end of period	$1,699,613	$1,498,294	$1,496,495	$1,237,157	$1,059,919
Long-term obligations	21,433	61,367	4,500	3,000	25,000
Cash dividends

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES

AND NET INTEREST REVENUE

Columbia Banking System, Inc.

	2002			2001
	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate
	(dollars in thousands)
Interest-Earning Assets
Loans:
Commercial business	$451,255	$26,828	5.95%	$484,382	$38,128	7.87%
Real estate (2):
One-to-four family residential	88,145	5,960	6.76	109,006	8,401	7.71
Commercial and five or more family residential properties	533,904	39,349	7.37	517,463	41,859	8.09
Consumer	110,618	7,866	7.11	108,055	9,262	8.57

Total loans	1,183,922	80,003	6.76	1,218,906	97,650	8.01
Securities (3)	246,995	13,058	5.29	100,343	6,251	6.23
Interest-earning deposits with banks	23,797	372	1.56	24,161	1,061	4.39

Total interest-earning assets	1,454,714	93,433	6.42	1,343,410	104,962	7.81
Other earning assets	25,173			8,025
Non-earning assets	121,174			108,828

Total assets	$1,601,061			$1,460,263

Interest-Bearing Liabilities
Certificates of deposit	$475,961	$16,382	3.44%	$563,486	$31,274	5.55%
Savings accounts	63,750	590	0.93	51,380	733	1.43
Interest-bearing demand and money market accounts	562,622	7,768	1.38	439,916	11,756	2.67

Total interest-bearing deposits	1,102,333	24,740	2.24	1,054,782	43,763	4.15
Federal Home Loan Bank advances	84,463	1,945	2.30	32,655	1,690	5.17
Trust preferred obligations	21,398	1,221	5.71	9,008	635	7.05
Other borrowings				4,163	279	6.71

Total interest-bearing liabilities	1,208,194	27,906	2.31	1,100,608	46,367	4.21
Demand and other noninterest-bearing deposits	258,635			226,966
Other noninterest-bearing liabilities	10,136			12,286
Shareholders’ equity	124,096			120,403

Total liabilities and shareholders’ equity	$1,601,061			$1,460,263

Net interest revenue (3)		$65,527			$58,595

Net interest spread			4.11%			3.60%

Net interest margin			4.50%			4.36%

Average interest-earning assets to average interest-bearing liabilities			120.40%			122.06%

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.9 million in 2002, $1.8 million in 2001, $1.4 million in 2000, $962,000 in 1999, and $503,000 in 1998.
(2)	Real estate average balances include real estate construction loans.
(3)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35% for calendar years 2002, 2001 and 2000, and 34% for all prior years presented.

CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES

AND NET INTEREST REVENUE—(Continued)

Columbia Banking System, Inc.

	2000			1999			1998
	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate
	(dollars in thousands)
Interest-Earning Assets
Loans:
Commercial business	$475,807	$45,280	9.52%	$371,549	$32,338	8.70%	$307,174	$28,039	9.13%
Real estate (2):
One-to-four family residential	108,063	9,389	8.69	90,233	7,437	8.24	96,999	8,512	8.78
Commercial and five or more family residential properties	463,002	38,431	8.30	374,788	29,985	8.00	264,314	23,008	8.70
Consumer	102,141	9,737	9.53	90,803	8,047	8.86	80,100	7,299	9.11

Total loans	1,149,013	102,837	8.95	927,373	77,807	8.39	748,587	66,858	8.93
Securities (3)	97,585	6,152	6.30	99,149	6,085	6.14	83,657	5,221	6.24
Interest-earning deposits with banks	19,118	1,240	6.49	13,106	639	4.87	30,949	1,654	5.35

Total interest-earning assets	1,265,716	110,229	8.71	1,039,628	84,531	8.13	863,193	73,733	8.54
Other earning assets
Non-earning assets	109,884			91,788			76,081

Total assets	$1,375,600			$1,131,416			$939,274

Interest-Bearing Liabilities
Certificates of deposit	$543,558	$33,053	6.08%	$388,445	$20,332	5.23%	$337,557	$18,917	5.60%
Savings accounts	46,722	937	2.01	45,478	936	2.06	39,768	997	2.51
Interest-bearing demand and money market accounts	399,561	13,672	3.42	376,079	11,630	3.09	287,007	9,845	3.43

Total interest-bearing deposits	989,841	47,662	4.82	810,002	32,898	4.06	664,332	29,759	4.48
Federal Home Loan Bank advances	54,813	3,630	6.62	35,684	1,939	5.43	34,538	1,908	5.52
Trust preferred obligations
Other borrowings	5,245	436	8.31	109	6	5.16

Total interest-bearing liabilities	1,049,899	51,728	4.93	845,795	34,843	4.12	698,870	31,667	4.53
Demand and other noninterest-bearing deposits	207,812			184,094			149,353
Other noninterest-bearing liabilities	10,334			6,809			6,371
Shareholders’ equity	107,555			94,718			84,680

Total liabilities and shareholders’ equity	$1,375,600			$1,131,416			$939,274

Net interest revenue (3)		$58,501			$49,688			$42,066

Net interest spread			3.78%			4.01%			4.01%

Net interest margin			4.62%			4.78%			4.87%

Average interest-earning assets to average interest-bearing liabilities			120.56%			122.92%			123.51%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COLUMBIA BANKING SYSTEM, INC.

This discussion should be read in conjunction with the consolidated financial statements of the Company, and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in this annual report on Form 10-K for the year ended December 31, 2002. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Results of Operations

The results of operations of the Company are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company’s operating expenses consist primarily of compensation and employee benefits expense, and occupancy expense. Like most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the year decreased 13% to $10.9 million compared to net income of $12.5 million in 2001 and $10.1 million in 2000. On a diluted per share basis, 2002 net income was $0.82 per share, compared with net income of $0.91 per share in 2001, and $0.73 per share in 2000. The decrease in 2002 net income resulted from the Company’s $10 million increase in the provision for loan losses in 2002 as compared to 2001.

Net Interest Income.    Net interest income increased $6.1 million, or 10%, in 2002 compared with a decrease of $63,000, or 0.1% in 2001. The increase in 2002 net interest income was the result of a higher concentration of average core deposits, and lower deposit funding costs, partially offset by decreased loan yields. The year 2001 decreases in net interest income were primarily the result of interest rates declining steadily during the year.

Net interest margin (net interest income divided by average interest-earning assets) increased 14 basis points to 4.50% in 2002, compared with 4.36% in 2001. [A basis point is  1/100th of 1%, alternatively 100 basis points equals 1.00%.] Average interest-earning assets increased $111.3 million, or 8%, to $1.45 billion during 2002, compared with a 6% increase, or $77.7 million, to $1.34 billion in 2001. The average yield on interest-earning assets decreased to 6.42% in 2002 from 7.81% in 2001. In comparison, average interest-bearing liabilities increased $107.6 million, or 10%, to $1.21 billion, and the average cost of interest-bearing liabilities decreased to 2.31% from 4.21% in 2001.

Stable interest rates during the majority of 2002 and the Company’s management of its deposit costs provided improved net interest margins in 2002 as compared to 2001. The Company’s net interest margin improved to 4.54% in the first and second quarters of 2002, was 4.52% in the third quarter and decreased to 4.42% in the fourth quarter of 2002. Declining deposit rates and a stable Federal Funds target rate from January through October 2002 decreased the Company’s cost of funds and improved its net interest margin in early 2002. In November 2002 the Board of Governors of the Federal Reserve System reduced the Federal Funds target rate 50 basis points to 1.25%. Although deposit costs decreased as management responded to the reduction in interest rates, those reductions were delayed for fixed maturity time deposits such as certificates of deposit (“CD”s) while approximately 40% of the loan yields were tied to the prime rate and repriced immediately. The relatively quick repricing of indexed commercial loans caused the yields on average interest-earning assets to decline more rapidly than the cost of average interest-bearing liabilities during the fourth quarter of 2002. During 2001, the Federal Funds target rate was reduced eleven times, cutting the funds rate from 6.5% at the beginning of the year to 1.75% in December 2001. Loan and investment interest declined in a similar manner in 2001, as the prime rate was reduced throughout the year.

Loan production slowed during 2002, due in large part to the slow economy in the region. Management directed excess funds not required for loan production to other investments. The Company continued its focus on deposit growth and its trend toward a greater concentration of core deposits in its deposit mix, as average core deposits increased $166.7 million or 23% in 2002, while average CD balances decreased $87.5 million or 16% compared to 2001. In 2002 average core deposits comprised 65% of deposits as compared to 56% of average deposits in 2001.

Provision for Loan Losses.    The Company’s contribution to its provision for loan losses was $15.8 million for 2002, compared with $5.8 million for 2001, and $9.8 million for 2000. For the years ended December 31, 2002, 2001, and 2000, net loan charge-offs amounted to $11.3 million, $9.9 million, and $976,000, respectively. During the first quarter of 2002, the Company charged off $5.3 million in connection with the now concluded problem credit relationship with a single borrower, initially reported in the financial statements for the year ended 2000. The troubled credit relationship involved an $8.0 million commercial loan previously written down to $1.4 million in 2000 and 2001, and a related $8.5 million real estate loan secured by a commercial office building. The charge-off represents a write down related to the commercial property that was subsequently transferred to Real Estate Owned (REO) and later sold in the fourth quarter of 2002. During 2002, the allowance for loan losses balance increased $4.4 million to $19.2 million as compared with a decrease of $4.1 million to $14.7 million at the end of 2001 and an increase of $8.8 million to $18.8 million at the end of 2000.

The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) increased to 1.63% at December 31, 2002, as compared to 1.26% and 1.58% of loans at December 31, 2001 and 2000, respectively. The increase in this ratio was due to increased provisions to the loan loss allowance, increasing the balance of the loan loss allowance, while total loans were unchanged. At year-end 2002, the allowance for loan losses to nonperforming loans was 112.08% compared to 80.29% at December 31, 2001. The increase in the percentage of the allowance to nonperforming loans is the result of both the increased allowance and a decrease in nonperforming loans. Management is carefully monitoring the loan portfolio given the softness within the local economy, and will consider increases to the Company’s loan loss allowance as circumstances warrant. Management has continued to emphasize credit quality and strengthening of its loan monitoring systems and controls.

Noninterest Income.    Total noninterest income increased $2.6 million, or 15%, in 2002. Total noninterest income, excluding the gain on sale of investment securities, increased $3.7 million, or 24% in 2002 compared with $4.1 million, or 36%, in 2001. The increases in noninterest income were in residential mortgage loan originations resulting from the effect of lower long-term interest rates, service charges and other fees resulting from the growth in core deposits, and merchant services income. Income from mortgage banking improved by $759,000, or 29%, compared to an increase of $1.9 million, or 251%, in 2001. Service charges and other fees increased $1.6 million, or 22%, in 2002 compared with $887,000 or 14% in 2001, and merchant service fees increased $399,000, or 9%, compared with increases of $782,000 or 21% in 2001. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. Treasury activity in 2002 contributed $610,000 toward noninterest income from net gains on sales of securities as compared to $1.7 million in 2001.

Noninterest Expense.    Total noninterest expense increased $2.7 million, or 5%, in 2002 and $6.2 million, or 14%, in 2001. During the year the Company realized net gains on REO properties of $1.6 million, primarily due to a $1.2 million lease termination payment and a $541,000 gain on the sale of the same property. Excluding the net gains on REO, the Company’s noninterest expense increased $4.0 million, or 8% from 2001. The increase in 2002 reflects personnel and occupancy costs associated with the Company’s four new branch openings in 2002. The Company’s efficiency ratio (noninterest expense less nonrecurring expenses divided by the sum of net interest income plus noninterest income less nonrecurring income) was 66.17% for 2002 compared with 68.92% for 2001, demonstrating the Company’s efforts to increase revenues and control expenses. The Company’s emphasis on expense control during 2002 was illustrated by its quarterly efficiency ratio results during 2002 of 69.78% in the first quarter, 69.68% in the second quarter, 63.52% in the third quarter, and 61.66% in the fourth quarter. The improved quarterly efficiency ratios reflect the reduction in employment level, from 589 FTE (Full time equivalent employees) at year-end 2001 to 525 at year-end 2002, consistent with the Company’s focus on improving efficiencies.

Credit Risk Management

The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of the Company’s principal business activities. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt limits to a single borrower.

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments.

Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 14 and Note 6 to the consolidated financial statements.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company’s Senior Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with the loan committee, has the responsibility for administering the credit approval process. As another part of its control process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent on-site examination to ensure continued performance and proper risk assessment.

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	December 31,
	2002	% of Total	2001	% of Total	2000	% of Total	1999	% of Total	1998	% of Total
	(dollars in thousands)
Commercial business	$460,169	39.1%	$466,638	39.9%	$496,125	41.6%	$426,060	40.6%	$332,638	40.1%
Real estate:
One-to-four family residential	50,119	4.3	52,852	4.5	55,922	4.7	64,669	6.2	61,132	7.4
Commercial and five or more family residential properties	447,662	38.1	432,419	37.0	428,884	36.0	377,708	36.0	291,868	35.2

Total real estate	497,781	42.4	485,271	41.5	484,806	40.7	442,377	42.2	353,000	42.6
Real estate construction:
One-to-four family residential	17,968	1.5	20,693	1.8	33,548	2.8	32,742	3.1	26,444	3.2
Commercial and five or more family residential properties	93,490	7.9	91,080	7.7	74,451	6.3	45,886	4.4	23,213	2.8

Total real estate construction	111,458	9.4	111,773	9.5	107,999	9.1	78,628	7.5	49,657	6.0

Consumer	109,070	9.3	109,845	9.4	106,633	8.9	103,296	9.9	94,572	11.4

Subtotal	1,178,478	100.2	1,173,527	100.3	1,195,563	100.3	1,050,361	100.2	829,867	100.1
Less deferred loan fees and other	(2,625)	(0.2)	(2,894)	(0.3)	(3,043)	(0.3)	(2,355)	(0.2)	(1,228)	(0.1)

Total loans	$1,175,853	100.0%	$1,170,633	100.0%	$1,192,520	100.0%	$1,048,006	100.0%	$828,639	100.0%

Loans held for sale	$22,102		$29,364		$14,843		$5,479		$10,023

Total loans (excluding loans held for sale) at December 31, 2002, increased $5.2 million, or 0.4%, from year-end 2001. Commercial and five or more family residential real estate and real estate construction loans contributed a majority of the increase, offset in part by a decrease in commercial business loans and one-to-four family residential construction and real estate loans.

Commercial Loans:    Commercial loans decreased $6.5 million, or 1%, to $460.2 million from year-end 2001, representing 39% of total loans compared with 40% of total loans at December 31, 2001. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes slowdowns in commercial lending during 2002 were due to decreased confidence of business owners as the economy slowed during the year and businesses reduced inventories and paid down debt. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans:    Residential one-to-four family loans decreased $2.7 million to $50.1 million at December 31, 2002, representing 4% of total loans compared with $52.9 million, or 5% of total loans at December 31, 2001. These loans are used by the Company to collateralize advances from the FHLB. The Company’s underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management’s policy is to originate for sale to third parties residential loans secured by properties located within the Company’s primary market areas. The Company may retain larger percentages of such originated loans as market conditions dictate.

Commercial and five or more family residential real estate loans increased $15.2 million, or 4%, to $447.7 million at December 31, 2002, representing 38% of total loans, from $432.4 million at December 31, 2001, representing 37% of total loans. Commercial and five or more family residential real estate loans during 2002 reflects a mix of owner occupied and income property transactions. Generally, these loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans:    The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $2.7 million to $18.0 million at December 31, 2002, representing 2% of total loans, from $20.7 million, representing 2% of total loans at December 31, 2001. Commercial and five or more family residential real estate construction loans increased $2.4 million to $93.5 million at December 31, 2002, representing 8% of total loans, from $91.1 million, or 8% of total loans at December 31, 2001. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans:    At December 31, 2002, the Company had $109.1 million of consumer loans outstanding, representing 9% of total loans, as compared with $109.8 million, and 9% of total loans at December 31, 2001. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous personal loans.

Foreign Outstanding:    The Company is not involved with loans to foreign companies and foreign countries.

Loan Maturities:    The following table presents, (i) the aggregate maturities of loans in each major reportable category named below of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans.

	Maturing
As of December 31, 2002	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$268,672	$140,370	$51,127	$460,169
Real estate construction	42,354	51,055	18,049	111,458

Total	$311,026	$191,425	$69,176	$571,627

Fixed rate loans	$38,439	$68,915	$15,146	$122,500
Variable rate loans	272,587	122,510	54,030	449,127

Total	$311,026	$191,425	$69,176	$571,627

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

Total nonperforming assets totaled $18.2 million, or 1.07% of period-end assets at December 31, 2002, compared to $18.5 million, or 1.24% of period-end assets at December 31, 2001.

The following table sets forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans of the Company:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Nonaccrual:
Commercial business	$13,767	$15,393	$11,091	$2,176	$1,214
Real Estate
One-to-four family residential	139	356	410	23	722
Commercial and five or more family residential real estate	1,842	1,415	541	1,784	1,542
Real Estate Construction
One-to-four family residential	920	237
Commercial and five or more family residential real estate			157
Consumer	250	234	307	377	125

Total nonaccrual loans	16,918	17,635	12,506	4,360	3,603
Restructured:
Commercial business				65
Real Estate
One-to-four family residential					15
Real Estate Construction
One-to-four family residential construction	187	716	1,136	122	1,768

Total restructured loans	187	716	1,136	187	1,783

Total nonperforming loans	$17,105	$18,351	$13,642	$4,547	$5,386

Real estate owned	130	197	1,291	1,263	901

Other personal property owned	916

Total nonperforming assets	$18,151	$18,548	$14,933	$5,810	$6,287

Accruing loans past-due 90 days or more	$7				$40

Potential problem loans	2,818	4,746	1,631	2,234	1,862
Allowance for loan losses	19,171	14,734	18,791	9,967	9,002
Allowance for loan losses to total loans	1.63%	1.26%	1.58%	0.95%	1.09%
Allowance for loan losses to nonperforming loans	112.08%	80.29%	137.74%	219.19%	167.14%
Nonperforming loans to loans	1.45%	1.57%	1.14%	0.43%	0.65%
Nonperforming assets to total assets	1.07%	1.24%	1.00%	0.47%	0.59%

Nonperforming Loans:    The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans were $17.1 million, or 1.45% of total loans (excluding loans held for sale) at December 31, 2002, compared to $18.4 million, or 1.57% of total loans at December 31, 2001 due principally to decreases in the nonaccrual loan balances. At December 31, 2002 one credit relationship, previously written down to net realizable value, that has entered bankruptcy proceedings and has loans secured by real estate and other collateral, comprised approximately half of the nonaccrual loan balance.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially, all nonperforming loans are to borrowers within Washington State.

Real Estate Owned:    Real estate owned (REO), which is comprised of property from foreclosed real estate loans, decreased $67,000 to $130,000 at December 31, 2002 compared to $197,000 at December 31, 2001. During fiscal year 2002, the Company foreclosed and transferred to REO a net $6.9 million after write downs of $4.5 million on five loans collateralized by real estate. The $6.9 million net addition to REO included the commercial real estate property that was charged down and reported in the first quarter 2002 and subsequently sold in the fourth quarter 2002. During the year, the Company completed the sale on six foreclosed properties and realized net gains of $439,000 on those sales, partially offsetting the writedowns for the year. At December 31, 2002, REO consisted of two foreclosed properties.

Other Personal Property Owned:    The Company foreclosed on two loan relationships in the second quarter of 2002, resulting in the ownership of $1.3 million in other personal, non-real estate property at June 30, 2002. During the remaining portion of the year, the Company foreclosed an additional loan adding $52,000 to other personal property owned. The Company liquidated $412,000 during 2002, bringing its balance of other personal property owned to $916,000. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

Potential Problem Loans:    Potential problem loans are loans which are currently performing and are not nonaccrual, restructured or impaired loans, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $2.8 million at year-end 2002 and $4.7 million at year-end 2001.

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1.	General Valuation Allowance consistent with SFAS No. 5, “Accounting for Contingencies.”

2.	Criticized / Classified Loss Reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

On a quarterly basis the Senior Credit Officer of the Company reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance, including economic and business condition reviews. These factors include the following as of the applicable balance sheet date:

1.	Existing general economic and business conditions affecting the Company’s market place

2.	Credit quality trends, including trends in nonperforming loans

3.	Collateral values

4.	Seasoning of the loan portfolio

5.	Bank regulatory examination results

6.	Findings of internal credit examiners

7.	Duration of current business cycle

The allowance is increased by provisions charged to operations, and is reduced by loans charged off, net of recoveries. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be affected, if circumstances differ from the assumptions used in determining the allowance.

At December 31, 2002, the Company’s allowance for loan losses was $19.2 million, or 1.63% of the total loan portfolio, excluding loans held for sale, and 112.08% of nonperforming loans. This compares with an allowance for loan losses of $14.7 million, or 1.26% of total loans, excluding loans held for sale, and 80.29% of nonperforming loans, at December 31, 2001. Net charge-offs in 2002 were $11.3 million. The 2002 charge-offs included $5.3 million in the first quarter 2002 in connection with the troubled credit relationship described earlier and a net $6.0 million of loans charged-off from other borrowers. For the years ended December 31, 2001 and 2000, net loan charge-offs amounted to $9.9 million and $976,000, respectively. During 2002, the allowance for loan losses balance increased $4.4 million compared with a decrease of $4.1 million in 2001 and an increase of $8.8 million in 2000.

The Company continued using the same methodology for allowance calculations in 2002 as 2001. This methodology was refined in 2000 when the Company enhanced its allowance calculations to reflect historical performance of the loan portfolio during the prior five years. Adjustments to the percentages of the allowance allocated to loan categories were made based on trends with respect to delinquencies and problem loans within each pool of loans. In 2002, management assessed economic and business conditions as described in its allowance methodology, resulting in an increase to the provision for loan losses. There were no significant changes during 2002 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance.

Management is carefully monitoring the loan portfolio given the softness within the local economy, and will consider increases to the Company’s loan loss allowance as circumstances warrant. Management has continued to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of net losses by loan type for the last five years.

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Total loans, net at end of period (1)	$1,175,853	$1,170,633	$1,192,520	$1,048,006	$828,639
Daily average loans	1,183,922	1,218,906	1,149,013	927,373	748,587

Balance of allowance for loan losses at beginning of period	$14,734	$18,791	$9,967	$9,002	$8,440
Charge-offs:
Commercial business	(6,870)	(9,681)	(1,448)	(1,006)	(1,195)
Real Estate:
One-to-four family residential	(6)
Commercial and 5 or more family residential properties	(3,500)	(11)
Real Estate Construction:
One-to-four family residential construction	(855)	(109)	(21)	(314)	(57)
Consumer	(857)	(247)	(309)	(299)	(333)

Total charge-offs	(12,088)	(10,048)	(1,778)	(1,619)	(1,585)

Recoveries:
Commercial business	158	138	756	118	175
Real Estate:
One-to-four family residential	23
Commercial and 5 or more family residential properties	3
Real Estate Construction:
One-to-four family residential construction	538		8
Consumer	23	53	38	66	72

Total recoveries	745	191	802	184	247

Net charge-offs	(11,343)	(9,857)	(976)	(1,435)	(1,338)
Provision charged to expense	15,780	5,800	9,800	2,400	1,900

Balance of allowance for loan losses at end of period	$19,171	$14,734	$18,791	$9,967	$9,002

Net charge-offs to average loans outstanding	0.96%	0.81%	0.08%	0.16%	0.18%
Allowance for loan losses to total loans (1)	1.63	1.26	1.58	0.95	1.09
Allowance for loan losses to nonperforming loans	112.08	80.29	137.74	219.19	167.14

(1)	Excludes loans held for sale

Loan Loss Allowance Allocation

The table below shows the allocation of the allowance for loan losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses, and other factors, which may affect future loan losses in the categories of loans shown.

	December 31,
	2002		2001		2000		1999		1998
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$13,159	39.1%	$11,254	39.9%	$15,756	41.3%	$6,573	40.4%	$5,540	40.0%
Real estate and construction:
One- to-four family residential	503	5.8	779	6.3	759	7.5	997	9.3	972	10.6
Commercial and five or more family residential properties	4,577	45.8	1,834	44.4	1,905	42.3	2,048	40.4	2,008	38.0
Consumer	932	9.3	867	9.4	371	8.9	349	9.9	482	11.4

Total	$19,171	100.0%	$14,734	100.0%	$18,791	100.0%	$9,967	100.0%	$9,002	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Securities

The Company’s securities (securities available for sale and securities held to maturity) increased by $175.4 million to $327.7 million from year-end 2001 to year-end 2002. The Company sold $18.1 million of securities for net realized gains of $610,000 during 2002, as compared to $108.7 million of securities sold for net realized gains of $1.7 million in 2001. Purchases during 2002 totaled $239.8 million while maturities and prepayments totaled $46.3 million compared to purchases of $173.9 million and maturities and prepayments of $25.0 million in 2001. At December 31, 2002 mortgage-backed securities comprised 81% of the investment portfolio, state and municipal securities were 17%, and U.S. government agency securities were 1%. Agency backed mortgage securities comprised approximately 37% of the mortgage-backed securities holdings. The average duration of the securities portfolio was 7 years, 11 months at December 31, 2002.

Approximately 98% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. For further information on investment securities, including gross unrealized gains and losses in the portfolio and gross realized gains and losses on sales of securities, see Note 4 to the consolidated financial statements.

Premises and Equipment

In 2002, fixed assets increased $624,000 from 2001. The net change includes purchases of $4.5 million, disposals of $63,000 and depreciation expense of $3.8 million. The Company’s capital expenditures in 2003 are anticipated to be approximately $1.8 million. Such expenditures are expected to include approximately $140,000 to remodel existing structures, and $1.6 million for new furniture, equipment, and software.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company increased average deposits by 6% in 2002, compared to 7% growth in 2001, as it continued its focus on increasing average deposits through core deposit growth. Both interest and non-interest bearing demand deposits increased during 2002, which, combined with the growth of savings and money market deposits, resulted in net growth of average core deposits by $166.7 million, or 23%. Due to uncertain market and economic conditions, rather than renew maturing CDs, many customers chose to move funds into a core deposit account or withdraw funds. Average CDs decreased $87.5 million, or 16% during 2002. At year-end 2002 total deposits increased $180.4 million to $1.49 billion compared with $1.31 billion at December 31, 2001. Average interest bearing and noninterest-bearing demand deposits increased 29% and 14%, respectively, in 2002 and increased 10% and 9%, respectively, in 2001. During 2002 there was a continued shift in the deposit mix as year-end core deposits increased $134.2 million, or 16%, while CDs increased $46.2 million, or 10%, compared with deposit totals at December 31, 2001.

Average deposits and weighted average interest rates for each major category are summarized in the following table:

	Years Ended December 31,
	2002		2001		2000		1999		1998
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(in thousands)
Demand and other non-interest bearing	$258,635		$226,966		$207,812		$184,094		$149,353
Interest bearing demand(1)	562,622	1.38%	439,916	2.67%	399,561	3.42%	376,079	3.09%	287,007	3.43%
Savings	63,750	0.93%	51,380	1.43%	46,722	2.01%	45,478	2.06%	39,768	2.51%
Certificates of deposit	475,961	3.44%	563,486	5.55%	543,558	6.08%	388,445	5.23%	337,557	5.60%

Total interest-bearing deposits	1,102,333	2.24%	1,054,782	4.15%	989,841	4.82%	810,002	4.06%	664,332	4.48%

Total average deposits	$1,360,968		$1,281,748		$1,197,653		$994,096		$813,685

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. The Company’s use of brokered and other wholesale deposits increased in 2002. In the future, management anticipates continuing use of such deposits to fund loan demand or treasury functions. Total deposits increased $180.4 million to $1.5 billion at December 31, 2002. Brokered and other wholesale deposits (excluding public deposits) increased $5.6 million to $45.8 million, or 3.1% of total deposits at December 31, 2002 compared to $40.2 million, or 3.1% of total deposits, at December 31, 2001.

Brokered and other wholesale deposits are summarized below. The average interest rate for these deposits was 4.48% and 6.30% at December 31, 2002 and 2001, respectively.

	December 31,
	2002		2001
Amount maturing:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Due through 1 year	$35,773	2.41%	$19,618	1.50%
Over 1 through 3 years	5,071	0.34%	20,539	1.57%
Over 3 through 5 years	5,000	0.33%

Total brokered and other wholesale deposits	$45,844	3.08%	$40,157	3.07%

For information regarding maturities of CD’s greater than $100,000 please see Note 8 to the consolidated financial statements.

Borrowings

During 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Company. The debentures had an initial rate of 7.29% and a rate of 5.34% at December 31, 2002. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable.

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of long-term borrowings as well as short-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At December 31, 2002, the Company had FHLB advances of $46.5 million at an average interest rate of 2.34%. At December 31, 2002 the maximum borrowing line from the FHLB based on available collateral was $293.9 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The details of short-term borrowings were as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Short-term borrowings
Balance at year-end	$46,470		$40,000
Average balance during the year	35,977	$30,683	54,813
Maximum month-end balance during the year	72,026	62,600	101,000
Weighted average rate during the year	2.27%	5.37%	6.62%
Weighted average rate at December 31,	2.34	2.10	6.90

Interest Rate Sensitivity

The Company is exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. Generally, there are four sources of interest rate risk as described below:

Repricing risk—Generally, repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

Basis risk—Basis risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

Yield curve risk—Yield curve risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.

Option risk—In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity or the timing of cash flows.

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2002. The amounts in the table are derived from the Company’s internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a substantial increase in market interest rates.

	Estimated Maturity or Repricing
December 31, 2002	0-3 months	4-12 months	Over 1 through 5 years	Over 5 through 10 years	More than 10 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$18,425					$18,425
Securities	41,840	$81,413	$63,867	$35,976	$114,317	337,413
Loans:
Business and commercial real estate	461,598	71,499	231,615	24,795	33,296	822,803
One- to-four family and owner-occupied residential real estate	68,798	56,336	108,066	4,480	9,716	247,396
Consumer	57,852	5,597	21,572	11,174	14,101	110,296

Total interest-earning assets	$648,513	$214,845	$425,120	$76,425	$171,430	$1,536,333

Noninterest-earning assets		16,697			146,583	163,280

Total assets	$648,513	$231,542	$425,120	$76,425	$318,013	$1,699,613

Percent of total interest-earning assets	42.21%	13.99%	27.67%	4.97%	11.16%	100.00%

Interest-Bearing Liabilities
Deposits:
Money market checking	$140,733	$140,734	$140,734			$422,201
Interest-bearing demand	37,766		151,063			188,829
Savings accounts	23,272			$23,272	$23,272	69,816
Time certificates of deposit	148,278	246,744	107,140	5,001		507,163
FHLB advances	19,167	27,303				46,470
Trust preferred obligations	22,000					22,000

Total interest-bearing liabilities	$391,216	$414,781	$398,937	$28,273	$23,272	$1,256,479

Noninterest-bearing liabilities and equity	239,318		59,829		143,987	443,134

Total liabilities and equity	$630,534	$414,781	$458,766	$28,273	$167,259	$1,699,613

Interest-bearing liabilities as a percent of total interest-earning assets	25.46%	27.00%	25.97%	1.84%	1.51%	81.78%

Rate sensitivity gap	$257,297	$(199,936)	$26,183	$48,152	$148,158	$279,854
Cumulative rate sensitivity gap	257,297	57,361	83,544	131,696	279,854

Rate sensitivity gap as a percentage of interest-earning assets	16.75%	(13.01)%	1.70%	3.13%	9.65%	18.22%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	16.75%	3.74%	5.44%	8.57%	18.22%

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

Based on the results of the simulation model as of December 31, 2002, the Company would expect a decrease in net interest income of $235,000 and $32,000 if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model as of December 31, 2001 the Company would expect an increase in net interest income of $600,000 and $1.7 million if interest rates gradually decrease or increase, respectively, from then-current rates by 100 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag increases and decreases of loan rates.

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and changes in interest rates for the Company. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	2002 Compared to 2001 Increase (Decrease) Due to			2001 Compared to 2000 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans:(1)
Commercial business	$(2,468)	$(8,832)	$(11,300)	$832	$(7,984)	$(7,152)
One- to-four family residential	(1,488)	(953)	(2,441)	83	(1,071)	(988)
Commercial and five or more family residential properties	1,396	(3,906)	(2,510)	4,374	(946)	3,428
Consumer	226	(1,622)	(1,396)	640	(1,115)	(475)

Total loans	(2,334)	(15,313)	(17,647)	5,929	(11,116)	(5,187)
Securities (TE)	7,590	(783)	6,807	175	(76)	99
Interest-earning deposits with banks	(16)	(673)	(689)	799	(978)	(179)

Total interest revenue (TE)	$5,240	$(16,769)	$(11,529)	$6,903	$(12,170)	$(5,267)

Interest Expense
Deposits:
Certificates of deposit	$(4,322)	$(10,570)	$(14,892)	$1,288	$(3,067)	$(1,779)
Savings accounts	312	(455)	(143)	108	(312)	(204)
Interest-bearing demand	5,442	(9,430)	(3,988)	1,640	(3,556)	(1,916)

Total interest on deposits	1,432	(20,455)	(19,023)	3,036	(6,935)	(3,899)
Federal Home Loan Bank advances	392	(137)	255	(1,259)	(681)	(1,940)
Trust preferred obligations	680	(94)	586	635		635
Other borrowings	(140)	(139)	(279)	(81)	(76)	(157)

Total interest expense	$2,364	$(20,825)	$(18,461)	$2,331	$(7,692)	$(5,361)

TE = Taxable Equivalent

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.9 million in 2002, $1.8 million in 2001 and $1.4 million in 2000.

Income Tax

For the years ending December 31, 2002, 2001, and 2000, the Company recorded income tax provisions of $4.0 million, $6.4 million, and $5.2 million, respectively. The effective tax rate was 27% in 2002 and 34% in both 2001 and 2000. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, see Note 10 to the consolidated financial statements.

Capital

The Company’s shareholders’ equity increased to $132.4 million at December 31, 2002, from $119.0 million at December 31, 2001, and $113.8 million at December 31, 2000. The increase is due primarily to net income for the year of $10.9 million. Shareholders’ equity was 7.79%, 7.94%, and 7.61% of total assets at December 31, 2002, 2001, and 2000, respectively.

Capital Ratios:    Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.

Columbia Bank qualifies as “well-capitalized” at December 31, 2002 and 2001.

					Requirements
	Columbia Banking System, Inc.		Columbia State Bank		Adequately capitalized	Well- capitalized
	2002	2001	2002	2001
Total risk-based capital ratio	12.32%	11.65%	11.78%	11.15%	8%	10%
Tier 1 risk-based capital ratio	11.07%	10.55%	10.53%	10.04%	4%	6%
Leverage ratio	9.18%	9.72%	8.78%	9.29%	4%	5%

Dividends:    On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002 to shareholders of record as of April 16, 2002. On May 15, 2001, the Company announced a 10% stock dividend payable on June 12, 2001, to shareholders of record on May 29, 2001. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to these transactions.

Applicable federal and Washington state regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. The Company’s ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

Stock Repurchase Program:    In March 2002 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 500,000 of its outstanding shares of Common Stock. Accordingly, the Company may repurchase shares from time to time in the open market or in private transactions, under appropriate circumstances. As of December 31, 2002 the Company had not repurchased any shares of common stock in this current stock repurchase program. In 2001, the Company repurchased 660,000 shares of common stock for $9.0 million, per its August 2001 board approved stock repurchase program.

Impact of Inflation and Changing Prices

The impact of inflation on the Company’s operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Business Segment Information

The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk. For financial highlights by lines of business, see Note 16 to the consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

SUMMARY OF QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for the years ended December 31, 2002 and 2001 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2002
Total interest income	$23,153	$22,964	$22,971	$23,107	$92,195
Total interest expense	7,597	7,037	6,752	6,520	27,906

Net interest income	15,556	15,927	16,219	16,587	64,289
Provision for loan losses	7,065	1,980	4,035	2,700	15,780
Noninterest income	4,067	4,617	5,508	5,858	20,050
Noninterest expense	13,693	14,152	12,473	13,335	53,653

Income (loss) before income tax	(1,135)	4,412	5,219	6,410	14,906
Provision (benefit) for income tax	(707)	1,258	1,532	1,938	4,021

Net income (loss)	$(428)	$3,154	$3,687	$4,472	$10,885

Net income (loss) per common share:
Basic	$(0.03)	$0.24	$0.28	$0.34	$0.83
Diluted	(0.03)	0.24	0.28	0.33	0.82

2001
Total interest income	$28,647	$27,115	$25,636	$23,174	$104,572
Total interest expense	14,378	12,744	10,666	8,579	46,367

Net interest income	14,269	14,371	14,970	14,595	58,205
Provision for loan losses	900	900	1,250	2,750	5,800
Noninterest income	3,325	3,854	4,159	6,113	17,451
Noninterest expense	11,932	13,158	12,711	13,153	50,954

Income before income tax	4,762	4,167	5,168	4,805	18,902
Provision for income tax	1,633	1,424	1,696	1,636	6,389

Net income	$3,129	$2,743	$3,472	$3,169	$12,513

Net income per common share:
Basic	$0.23	$0.20	$0.25	$0.24	$0.92
Diluted	0.23	0.20	0.25	0.24	0.91

QUARTERLY COMMON STOCK PRICES AND DIVIDEND PAYMENTS

The Company’s common stock trades on the Nasdaq Stock Market under the symbol COLB. Price information generally appears daily in the Nasdaq National Market Issues section of The Wall Street Journal and in most major Pacific Northwest metropolitan newspapers. On December 31, 2002, the last sale price for the Company’s stock in the over-the-counter market was $12.61.

The Company presently intends to retain earnings to support anticipated growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future. Please refer to the “Capital” section of the “Management Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 12 to the consolidated financial statements, contained elsewhere in this report, for regulatory capital requirements and restrictions on dividends to shareholders.

At January 31, 2003, the number of shareholders of record was 1,345. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following are high and low sales prices as reported in Nasdaq according to information furnished by the National Association of Securities Dealers. Prices do not include retail mark-ups, mark-downs or commissions.

2002	High	Low
First quarter (1)	$13.25	$10.48
Second quarter	13.00	10.96
Third quarter	13.50	10.80
Fourth quarter	13.59	10.76
For the year	$13.59	$10.48

2001	High	Low
First quarter (1)(2)	$14.23	$8.71
Second quarter (1)	13.33	9.31
Third quarter (1)	13.78	10.58
Fourth quarter (1)	13.81	10.71
For the year	$14.23	$8.71

(1)	Restated for a 5% stock dividend paid on April 30, 2002.

(2)	Restated for a 10% stock dividend paid on June 12, 2001.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Significant Changes In Banking Laws And Regulations

Sarbanes-Oxley Act of 2002.    On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) in the future, will require companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and are in the process of complying with, and establishing procedures for, compliance with the Act and related rules and regulations issued by the SEC and NASDAQ. At the present time, and subject to the final rules and regulations the SEC and NASDAQ may adopt, we anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Federal Bank Holding Company Regulation

General.    The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information with the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership.    The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks.    With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates.    Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements.    We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks.    Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions.    As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Columbia State Bank

General.    The Bank is a Washington chartered commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Lending Limits.    Washington state banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of the bank’s capital and surplus.

Community Reinvestment.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions.    Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management.    Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.    Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

Regulatory Capital Guidelines.    Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.    Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios.    The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio.    The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action.    Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

Anti-terrorism Legislation

USA Patriot Act of 2001.    On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington

February 14, 2003

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
	(in thousands except per share)
Interest Income
Loans	$80,003	$97,650	$102,838
Securities available for sale	11,606	5,596	5,650
Securities held to maturity	214	265	268
Deposits in other banks	372	1,061	1,240

Total interest income	92,195	104,572	109,996
Interest Expense
Deposits	24,740	43,763	47,662
Federal Home Loan Bank advances	1,945	1,690	3,630
Trust preferred obligations	1,221	635
Other borrowings		279	436

Total interest expense	27,906	46,367	51,728

Net Interest Income	64,289	58,205	58,268
Provision for loan losses	15,780	5,800	9,800

Net interest income after provision for loan losses	48,509	52,405	48,468
Noninterest Income
Service charges and other fees	8,783	7,182	6,295
Mortgage banking	3,411	2,652	756
Merchant services fees	4,852	4,453	3,671
Gain on sale of securities available for sale, net	610	1,720
Bank owned life insurance (BOLI)	1,294	429
Other	1,100	1,015	865

Total noninterest income	20,050	17,451	11,587
Noninterest Expense
Compensation and employee benefits	28,964	26,826	22,778
Occupancy	8,249	7,563	6,092
Merchant processing	2,015	1,852	1,989
Advertising and promotion	1,867	1,763	1,602
Data processing	1,792	1,921	2,294
Legal and professional services	2,382	1,592	1,030
Taxes, licenses and fees	1,777	2,060	2,055
Gains on, and net cost of, other real estate owned	(1,565)	(307)	318
Other	8,172	7,684	6,595

Total noninterest expense	53,653	50,954	44,753

Income before income taxes	14,906	18,902	15,302
Provision for income taxes	4,021	6,389	5,232

Net Income	$10,885	$12,513	$10,070

Net Income Per Common Share:
Basic	$0.83	$0.92	$0.75
Diluted	0.82	0.91	0.73
Average number of common shares outstanding	13,165	13,538	13,488
Average number of diluted common shares outstanding	13,318	13,721	13,829

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Cash and due from banks	$67,058	$57,628
Interest-earning deposits with banks	18,425	9,361

Total cash and cash equivalents	85,483	66,989
Securities available for sale at fair value (amortized cost of $320,499 and $145,550, respectively)	321,513	144,465
Securities held to maturity (fair value of $6,412 and $8,024, respectively)	6,192	7,856
Federal Home Loan Bank stock	9,707	9,141
Loans held for sale	22,102	29,364
Loans, net of deferred loan fees of ($2,625) and ($2,894), respectively	1,175,853	1,170,633
Less: allowance for loan losses	19,171	14,734

Loans, net	1,156,682	1,155,899
Interest receivable	6,710	6,405
Premises and equipment, net	52,921	52,297
Real estate owned	130	197
Other	38,173	25,681

Total Assets	$1,699,613	$1,498,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$299,862	$242,971
Interest-bearing	1,187,291	1,063,779

Total deposits	1,487,153	1,306,750
Federal Home Loan Bank advances	46,470	40,000
Trust preferred obligations	21,433	21,367
Other liabilities	12,173	11,211

Total liabilities	1,567,229	1,379,328
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	December 31,
	2002	2001
Common stock (no par value)
Authorized shares	60,032	60,032
Issued and outstanding	13,310	13,207	111,028	101,892
Retained earnings			20,696	17,779
Accumulated other comprehensive income (loss)—
Unrealized gains (losses) on securities available for sale, net of tax			660	(705)

Total shareholders’ equity			132,384	118,966

Total Liabilities and Shareholders’ Equity			$1,699,613	$1,498,294

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2000	13,486	$78,285	$23,916	$(2,987)	$99,214
Comprehensive income:
Net income			10,070
Change in unrealized gains (losses) on securities available for sale, net of tax of $1,295				2,488
Total comprehensive income					12,558
Issuance of stock under stock option and other plans	203	1,673			1,673
Tax benefits from exercise of stock options		378			378
Issuance of shares of common stock—10% stock dividend		12,337	(12,337)

Balance at December 31, 2000	13,689	92,673	21,649	(499)	113,823
Comprehensive income:
Net income			12,513
Reclassification of net gains on securities available for sale included in net income, net of tax of $602				(1,118)
Change in unrealized gains (losses) on securities available for sale, net of tax of $491				912
Total comprehensive income					12,307
Issuance of stock under stock option and other plans	178	1,796			1,796
Issuance of shares of common stock—10% stock dividend		16,383	(16,383)
Retirement of shares of common stock—Stock repurchase plan	(660)	(8,960)			(8,960)

Balance at December 31, 2001	13,207	101,892	17,779	(705)	118,966
Comprehensive income:
Net income			10,885
Reclassification of net gains on securities available for sale included in net income, net of tax of $213				(397)
Change in unrealized gains (losses) on securities available for sale, net of tax of $949				1,762
Total comprehensive income					12,250
Issuance of stock under stock option and other plans	103	1,168			1,168
Issuance of shares of common stock—5% stock dividend		7,968	(7,968)

Balance at December 31, 2002	13,310	$111,028	$20,696	$660	$132,384

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(in thousands)
Operating Activities
Net income	$10,885	$12,513	$10,070
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	15,780	5,800	9,800
Deferred income tax (benefit) expense	(1,235)	1,374	(2,235)
(Gains) losses on real estate owned and other personal property owned	(440)	(373)	224
Depreciation and amortization	4,700	1,520	1,923
Net realized (gains) losses on sale of assets	(634)	(1,693)	16
Decrease (increase) in loans held for sale	7,262	(14,521)	(9,364)
(Increase) decrease in interest receivable	(305)	3,901	(2,697)
(Decrease) increase in interest payable	(2,654)	(2,504)	3,317
Net changes in other assets and liabilities	(7,475)	(16,058)	127

Net cash provided (used) by operating activities	25,884	(10,041)	11,181
Investing Activities
Proceeds from sales of securities available for sale (“AFS”)	18,089	98,369
Proceeds from maturities of securities AFS	466	18,166	83
Purchase of securities AFS	(25,449)	(66,998)	(19,215)
Proceeds from sales of mortgage-backed securities AFS		10,376
Proceeds from maturities of mortgage-backed securities AFS	44,209	6,068	727
Purchase of mortgage-backed securities AFS	(214,388)	(105,717)
Proceeds from maturities of securities held to maturity	1,663	778	933
Purchases of securities held to maturity		(1,200)	(1,286)
FHLB stock dividends	(566)	(602)	(1,623)
Loans originated and acquired, net of principal collected	(22,873)	12,788	(145,113)
Purchases of premises and equipment	(4,510)	(8,863)	(12,556)
Proceeds from disposal of premises and equipment	63	1,447	15
Proceeds from sale of real estate owned and other personal property owned	7,799	2,543	772

Net cash used by investing activities	(195,497)	(32,845)	(177,263)
Financing Activities
Net increase (decrease) in deposits	180,403	(20,273)	283,479
Net (decrease) increase in other borrowings		(4,500)	1,500
Proceeds from FHLB advances	110,500	40,000	40,000
Repayment of FHLB advances	(104,030)	(40,000)	(83,700)
Proceeds from trust preferred obligations		22,000
Payment of trust preferred placement fee		(661)
Tax benefits from exercise of stock options			378
Repurchase of common stock		(8,960)
Proceeds from issuance of common stock, net	1,168	1,796	1,673
Other, net	66	28

Net cash provided (used) by financing activities	188,107	(10,570)	243,330

Increase (decrease) in cash and cash equivalents	18,494	(53,456)	77,248
Cash and cash equivalents at beginning of period	66,989	120,445	43,197

Cash and cash equivalents at end of period	$85,483	$66,989	$120,445

Supplemental information:
Cash paid for interest	$30,560	$48,871	$48,411
Cash paid for income taxes	4,359	4,914	7,227
Noncash investing and financing activities:
Loans foreclosed and transferred to real estate owned and other personal property owned	$8,208	$1,076	$1,024

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Years Ended December 31, 2002

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

Securities Available for Sale

Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded net of tax as “other comprehensive income (loss)” in the consolidated statements of shareholders’ equity. Securities available for sale include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates or significant prepayment risk.

Securities Held to Maturity

Securities held to maturity are those securities that the Company has both the ability and intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company’s intent to hold investment securities until maturity. Securities held to maturity are carried at cost, and adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be sufficient to absorb probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on a number of factors, including the level of nonperforming loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values and uncertainties in economic conditions.

The Company reviews its consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant. The Company evaluates commercial real estate and commercial business loans for impairment on an individual basis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the terms of the loan. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price or on the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan’s collateral when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off.

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

Real Estate Owned and Other Personal Property Owned

All real estate and other personal property acquired in satisfaction of a loan are considered held for disposal and reported as “real estate owned” and “other personal property owned.” Other personal property owned is included in “other assets” in the consolidated balance sheets. Real estate owned and personal property owned is carried at the lower of cost or fair value less estimated cost of disposal.

Income Tax

The provision for income tax is based on income and expense reported for financial statement purposes, using the “asset and liability method” for accounting for deferred income tax. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets for which it is more likely than not that the deferred tax asset will not be realized.

Earnings Per Share

Earnings per share (EPS) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 153,000, 183,000, and 341,000, in 2002, 2001, and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan losses, carrying value of real estate owned and other personal property owned, valuation allowance on deferred tax assets, depreciation of premises and equipment and others.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income.

Derivatives

Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not historically engaged in any hedging activities, and does not anticipate entering into any transaction that will qualify for hedge accounting as defined by SFAS No. 133 as amended by SFAS No. 138 “Accounting for Derivative Instruments and Hedging Activities.” Any derivatives held by the Company are insignificant and immaterial to the Company’s financial condition and results of operations.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company implemented SFAS No. 142 effective January 1, 2002. The Company’s goodwill balance is immaterial and the adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company’s consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 and there was not any material impact to its consolidated results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The lease provisions of the statement are effective for transactions after May 15, 2002, with the remaining provisions effective for financial statements issued after that date. The Company adopted SFAS No. 145 in the second quarter of 2002 and the adoption did not have a material impact to its consolidated results of operations and financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The new standard is effective for transactions initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 is not expected to materially impact the Company’s consolidated results of operations, financial position, or cash flows.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions” allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. The new standard is effective for acquisition transactions completed on or after October 1, 2002. The Company adopted SFAS No. 147 as of October 1, 2002, and the adoption did not materially impact its consolidated results of operations, financial position, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of this interpretation are to be applied on a prospective basis to guarantees issued or modified subsequent to December 31, 2002, and are not expected to have a material impact on the Company’s financial condition or results of operations. The disclosure requirements of this interpretation are effective for financial statements issued for periods that end after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new standard is generally effective for fiscal years ending after December 15, 2002. SFAS No. 148 did not impact the Company’s consolidated results of operations, financial position, or cash flows, since the Company continues to account for stock compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” See also Note 11 to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity does not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. Variable interest entities are commonly referred to as special purpose entities or off-balance sheet structures; however, this FASB interpretation applies to a broader group of entities. This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or it is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

2.    Stock Dividend and Stock Split

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

3.    Restrictions on Subsidiary Cash, Loans and Dividends

Columbia Bank is required to maintain reserve balances with the Federal Reserve Bank. The average required reserves for the year ended December 31, 2002 and 2001, were approximately $10.1 million and $8.6 million, respectively. The required reserves are based on specified percentages of the Bank’s total average deposits, which are established by the Federal Reserve Board.

Under Federal Reserve regulations, Columbia Bank, generally, is limited as to the amount it may loan to the Company, to 10% of its capital stock and additional paid-in capital. Such loans must be collateralized by specified obligations.

Under Washington State banking regulations, Columbia Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s net profits then on hand.

4.    Securities

At December 31, 2002, the Company’s securities portfolio included three private collateralized mortgage-backed obligations of $21.0 million, $31.7 million and $45.2 million, respectively. There were no other securities of any issuer, other than the U.S. Government and its agencies and corporations, which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale.

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2002:
U.S. Government agency	$3,442	$82		$3,524
Corporate securities	3,128	72		3,200
Mortgage-backed securities	265,807	791	$(1,387)	265,211
State & municipal securities	47,122	1,559	(123)	48,558
Other securities	1,000	20		1,020

Total	$320,499	$2,524	$(1,510)	$321,513

December 31, 2001:
U.S. Government agency	$14,152	$209	$(215)	$14,146
Corporate securities	3,171		(67)	3,104
Mortgage-backed securities	98,231	66	(839)	97,458
State & municipal securities	28,996	184	(424)	28,756
Other securities	1,000	1		1,001

Total	$145,550	$460	$(1,545)	$144,465

December 31, 2000:
U.S. Government agency	$74,458		$(976)	$73,482
Corporate securities	15,615	$416		16,031
Mortgage-backed securities	9,313		(205)	9,108
State & municipal securities	4,599	67		4,666

Total	$103,985	$483	$(1,181)	$103,287

The Company sold $18.1 million and $108.7 million of securities available for sale during 2002 and 2001, respectively, realizing net gains of $610,000 and $1.7 million, respectively. There were no sales of securities available for sale during the year ended December 31, 2000.

At December 31, 2002 and 2001, securities available for sale with a fair value of $282.0 million and $58.1 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the amortized cost, fair value, and average yield of securities available for sale by contractual maturity groups:

	December 31, 2002
	Amortized Cost	Fair Value	Yield
	(in thousands)
U.S. Government Agency
Over 5 through 10 years	$248	$262	5.93%
Over 10 years	3,194	3,262	7.46

Total	$3,442	$3,524	7.35%

Corporate Securities
Over 10 years	$3,128	$3,200	4.94%

Total	$3,128	$3,200	4.94%

Mortgage-Backed Securities (1)
Over 10 years	$265,807	$265,211	4.43%

Total	$265,807	$265,211	4.43%

State and Municipal Securities (2)
Over 1 through 5 years	$494	$523	6.74%
Over 5 through 10 years	759	783	6.05
Over 10 years	45,869	47,252	6.92

Total	$47,122	$48,558	6.91%

Other Securities
Over 10 years	$1,000	$1,020	6.13%

Total	$1,000	$1,020	6.13%

(1)	The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities held to maturity.

Securities Held To Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2002:
State and municipal securities	$6,192	$220		$6,412

Total	$6,192	$220		$6,412

December 31, 2001:
State and municipal securities	$7,356	$165		$7,521
Corporate securities	500	3		503

Total	$7,856	$168		$8,024

December 31, 2000:
State and municipal securities	$6,937	$64		$7,001
Corporate securities	498	2		500

Total	$7,435	$66		$7,501

The following table summarizes the amortized cost, fair value, and average yield of securities held to maturity by contractual maturity groups:

	December 31, 2002
	Amortized Cost	Fair Value	Yield(1)
	(in thousands)
State and Municipal Securities
Due through 1 year	$1,010	$1,031	6.58%
Over 1 through 5 years	2,303	2,449	6.56%
Over 5 through 10 years	2,586	2,586	6.08%
Over 10 years	293	346	9.51%

Total	$6,192	$6,412	6.50%

(1)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

There were no sales of securities held to maturity during the years ended December 31, 2002, 2001, and 2000.

5.    Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2002	2001
	(in thousands)
Commercial business	$460,169	$466,638
Real estate:
One-to-four family residential	50,119	52,852
Commercial and five or more family residential properties	447,662	432,419

Total real estate	497,781	485,271
Real estate construction:
One-to-four family residential	17,968	20,693
Commercial and five or more family residential properties	93,490	91,080

Total real estate construction	111,458	111,773
Consumer	109,070	109,845

Subtotal	1,178,478	1,173,527

Less deferred loan fees, net	(2,625)	(2,894)

Total loans, net of deferred loan fees	$1,175,853	$1,170,633

Loans held for sale	$22,102	$29,364

The following table summarizes certain information related to nonperforming loans:

	December 31,
	2002	2001	2000
	(in thousands)
Loans accounted for on a nonaccrual basis	$16,918	$17,635	$12,506
Restructured loans	187	716	1,136

Total nonperforming loans	$17,105	$18,351	$13,642

Originally contracted interest	$2,232	$1,277	$599
Less recorded interest	(568)	(645)	(133)

Reduction in interest income	$1,664	$632	$466

At December 31, 2002 and 2001, the recorded investment in impaired loans was $18.2 million and $18.1 million, respectively. The difference between total nonperforming loans and impaired loans are those homogeneous loans that are evaluated on a pooled basis as well as a single credit that was impaired at year-end 2002 and was not a nonaccrual loan in accordance with the Company’s policies. A specific allowance for loan losses was made for impaired loans of $1.3 million at December 31, 2002, $1.3 million at December 31, 2001, and $7.0 million at December 31, 2000. The average recorded investment in impaired loans for the periods ended December 31, 2002, 2001, and 2000, was $16.0 million, $11.8 million, and $5.8 million, respectively. Interest income recognized on impaired loans was $568,000 in 2002, $645,000 in 2001, and was an immaterial amount in 2000.

At December 31, 2002 and 2001, there were no commitments of additional funds for loans accounted for on a nonaccrual basis.

At December 31, 2002 and 2001, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas of the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $11.8 million and $17.0 million at December 31, 2002 and 2001, respectively. During 2002, $248,000 related party loans were made, loan balances of $261,000 from terminations were removed, and repayments totaled $5.3 million. During 2001, $7.0 million of new related party loans were made, loan balances of $1.0 million from terminations were removed, and repayments totaled $13.5 million. During 2000, $3.9 million of new related party loans were made, and repayments totaled $4.5 million.

6.    Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance at beginning of period	$14,734	$18,791	$9,967
Loans charged off	(12,088)	(10,048)	(1,778)
Recoveries	745	191	802

Net charge-offs	(11,343)	(9,857)	(976)
Provision charged to operating expense	15,780	5,800	9,800

Balance at end of period	$19,171	$14,734	$18,791

7.    Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2002	2001
	(in thousands)
Land	$12,066	$12,066
Buildings	35,314	33,365
Leasehold improvements	1,711	1,518
Furniture and equipment	20,721	20,071
Vehicles	257	239
Computer software	3,865	2,757

Total cost	73,934	70,016
Less accumulated depreciation and amortization	(21,013)	(17,719)

Total	$52,921	$52,297

Total depreciation and amortization expense on buildings and furniture and equipment was $3.8 million, $3.4 million, and $3.3 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company’s executive offices and several loan and support departments are located in the “Columbia Bank Center” in downtown Tacoma. The Company leases space in the building as its major tenant. With an expiration date of January 1, 2016, the lease agreement provides for two renewal options of five years each. The Company purchased the Broadway Plaza building in March of 2000, which prior to the opening of the Columbia Bank Center housed both its executive offices and the Main Office, currently known as the “Broadway Plaza Branch.”

As of December 31, 2002, the Company is obligated under various noncancellable lease agreements for property and equipment (primarily for land and buildings) that require future minimum rental payments, exclusive of taxes and other charges, as follows:

Year Ending December 31,
(in thousands)
2003	$2,492
2004	2,436
2005	2,452
2006	2,274
2007 and thereafter	18,198

Total minimum payments	$27,852

Total rental expense on buildings and equipment was $2.6 million, $2.1 million, and $1.1 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

8.    Deposits

Year-end deposits are summarized in the following table:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Demand and other noninterest-bearing	$299,862	$242,971	$232,247
Interest-bearing demand	188,829	154,124	116,653
Money market	422,201	393,869	300,462
Savings	69,816	55,582	45,981
Certificates of deposit less than $100,000	265,586	255,638	358,074
Certificates of deposit $100,000 or greater	240,859	204,566	273,606

Total	$1,487,153	$1,306,750	$1,327,023

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or greater:

December 31, 2002
(in thousands)
Remaining maturity
3 months and under	$80,089
Over 3 through 6 months	59,198
Over 6 through 12 months	51,770
Over 12 months	49,802

Total	$240,859

9.    Federal Home Loan Bank Advances, Long-term Debt, and Trust Preferred Obligations

The Company had Federal Home Loan Bank (FHLB) advances of $46.5 million and $40.0 million at December 31, 2002 and 2001, respectively. At year-end 2002 and 2001, the Company held $21.4 million in trust preferred obligations. The Company had no other long-term debt at December 31, 2002 or 2001.

FHLB advances are at the following interest rates:

	December 31,
	2002	2001
	(dollars in thousands)
Interest Rates
2.375%	$22,321
2.30	24,149	$40,000

Total	$46,470	$40,000

Outstanding FHLB advances, totaling $46.5 million at December 31, 2002, will mature in 2003.

FHLB advances are collateralized by a blanket pledge of residential real estate loans with a recorded value of approximately $51.8 million at December 31, 2002, and $48.2 million at December 31, 2001. Penalties are generally required for prepayments of certain long-term FHLB advances.

During 2001, the Company participated in a pooled trust preferred offering. In connection with the transaction, the Company, through its subsidiary trust, issued $22.0 million of 30 year floating rate capital securities. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Company. At December 31, 2002 the outstanding trust preferred balance was $21.4 million at a rate of 5.34%. At December 31, 2001 the interest rate was 5.85%, also on an outstanding balance of $21.4 million. The Company may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. The maturity date of the trust preferred obligation is 2031.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at December 31, 2002, there was no balance outstanding. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

10.    Income Tax

The components of income tax expense are as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Current	$5,256	$5,015	$7,467
Deferred (benefit)	(1,235)	1,374	(2,235)

Total	$4,021	$6,389	$5,232

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,904	$5,308
Unrealized (gain) loss on investment securities available for sale	(355)	380
Supplemental executive retirement plan	244	72

Total deferred tax assets	6,793	5,760
Deferred tax liabilities:
FHLB stock dividends	(1,714)	(1,516)
Depreciation	(748)	(413)

Total deferred tax liabilities	(2,462)	(1,929)

Net deferred tax assets	$4,331	$3,831

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2002		2001		2000
	(dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax based on statutory rate	$5,217	35%	$6,616	35%	$5,356	35%
Increase (reduction) resulting from:
Tax credits	(177)	(1)	(129)	(1)	(127)	(1)
Tax exempt instruments	(1,142)	(8)	(316)	(1)
Other nondeductible items	123	1	218	1	3	0

Income tax	$4,021	27%	$6,389	34%	$5,232	34%

11.    Stock Options

The Company has a stock option plan (“the Plan”) to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company’s stock at the grant date. At December 31, 2002, a maximum of 1,600,028 option shares were authorized under the Plan, of which a net 1,471,221 were granted, 669,289 have been exercised, and 128,807 were available for future grants. Generally, stock options vest three years after the date of grant and are exercisable for a five-year period after vesting.

At December 31, 2002 and 2001, the Company had stock options outstanding of 801,932 shares and 803,225 shares, respectively, for the purchase of common stock at option prices ranging from $4.25 to $19.49 per share. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price.

The following table outlines the stock option activity for 2002, 2001, and 2000:

	Number of Option Shares	Weighted-Average Price of Option Shares	Weighted-Average Issue Date Fair Value
	(in thousands)
Balance at January 1, 2000	859,475	$8.43
Granted	259,260	11.28	$5.85
Exercised	(148,772)	4.38
Terminated	(26,122)	12.10

Balance at December 31, 2000	943,841	9.72
Granted	82,288	12.71	6.40
Exercised	(169,281)	5.04
Terminated	(13,462)	10.41

Balance at December 31, 2001	843,386	10.91
Granted	114,488	12.64	5.63
Exercised	(91,767)	4.35
Terminated	(64,175)	12.46

Balance at December 31, 2002	801,932	$11.80

Total Vested at December 31, 2002	427,363	$11.69

Financial data pertaining to outstanding stock options were as follows:

December 31, 2002
Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 4.25 – $ 5.84	14,710	0.3 years	$4.89	14,710	$4.89
5.85 – 7.79	115,942	2.5	7.24	115,942	7.24
7.80 – 9.74	42,024	4.9	8.69	42,024	8.69
9.75 – 11.69	263,585	5.5	11.12	52,844	10.73
11.70 – 13.64	252,860	5.5	12.68	96,771	12.57
13.65 – 15.59	24,764	3.8	13.93	17,025	13.87
17.55 – 19.49	88,047	1.4	19.33	88,047	19.33

	801,932	4.5 years	$11.80	427,363	$11.69

Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands except per share)
Net income attributable to common stock:
As reported	$10,885	$12,513	$10,070
Pro forma	10,313	11,950	9,685
Net income per common share:
Basic:
As reported	$0.83	$0.92	$0.75
Pro forma	0.78	0.88	0.72
Diluted:
As reported	$0.82	$0.91	$0.73
Pro forma	0.77	0.87	0.70

The fair value of options granted under the Company’s stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000: expected volatility of 43.34% in 2002, 44.54% in 2001, and 46.56% in 2000; risk-free rates of 4.23% for 2002, 4.84% for 2001, and 5.23% for 2000; no annual dividend yields; and expected lives of five years in 2002 and six years in 2001 and 2000.

The Company periodically grants restricted stock awards to its named executives. The purpose of such awards is to reward the executives for prior service to the Company and to incentivize such executives to continue to serve the Company in the future. In each case, the awards provide for the immediate issuance of shares of Company common stock to the executive, with such shares held in escrow until the executive meets certain conditions. In 1998, the Company granted restricted stock awards of 43,313 shares to certain of its named executives. The fair values of the restricted stock awards are amortized over a 5-year period. Amortization expense was approximately $183,000, $363,000, and $343,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

12.    Regulatory Capital Requirements

The Company (on a consolidated basis) and Columbia Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Columbia Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Columbia Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Columbia Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2002 and 2001, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company’s and Columbia Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to risk-weighted assets):
The Company	$170,440	12.32%	$110,694	8.0%	n/a	n/a
Columbia Bank	162,958	11.78%	110,672	8.0%	$138,341	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	153,121	11.07%	55,347	4.0%	n/a	n/a
Columbia Bank	145,642	10.53%	55,336	4.0%	83,004	6.0%
Tier 1 Capital (to average assets):
The Company	153,121	9.18%	66,753	4.0%	n/a	n/a
Columbia Bank	145,642	8.78%	66.369	4.0%	82,961	5.0%
As of December 31, 2001:
Total Capital (to risk-weighted assets):
The Company	$155,724	11.65%	$106,921	8.0%	n/a	n/a
Columbia Bank	148,210	11.15%	106,366	8.0%	$132,957	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	140,990	10.55%	53,460	4.0%	n/a	n/a
Columbia Bank	133,476	10.04%	53,183	4.0%	79,774	6.0%
Tier 1 Capital (to average assets):
The Company	140,990	9.72%	58,018	4.0%	n/a	n/a
Columbia Bank	133,476	9.29%	57,465	4.0%	71,832	5.0%

13.    Employee Benefit Plan

The Company maintains a defined contribution plan, amended in 2002, that allows employees to contribute up to 50% of their compensation to the plan, up from 15% of compensation prior to the 2002 amendment. Employees who are at least 18 years of age and have completed six months of service are eligible to participate in the plan. The Company is required to match 50% of employee contributions up to 3% of each employee’s total compensation. The Company contributed approximately $435,000, $371,000, and $376,000, in matching funds to the plan during the years ended December 31, 2002, 2001, and 2000, respectively.

The Company’s defined contribution plan provides for a nonmatching, discretionary contribution as determined annually by the Board of Directors of the Company. The Company’s discretionary contributions were approximately $1.0 million, $888,000, and $827,000, for the years ended 2002, 2001, and 2000, respectively.

The Company maintains an “Employee Stock Purchase Plan” (“ESPP”). The Plan was amended by the Board of Directors on January 26, 2000. Under the amended plan, substantially all employees of the Company are eligible to participate in the ESPP. The amended plan provides for offerings every six months at which time common stock is issued for cash at a price of the lower of 90% of the fair market value of the stock at the beginning or end of the offering period. Under the ESPP, employees acquired 19,154 shares for approximately $244,000 in 2002 and 21,864 shares for $234,000 in 2001. There is no charge to income as a result of issuance of stock under this plan. The discount offered to employees approximates the cost of raising capital and does not have a material effect on net income and earnings per share. At December 31, 2002, 60,523 shares of common stock were available for issuance under this plan.

In 2001, the Company implemented a supplemental executive retirement plan (SERP) for five of the top executive officers to provide retirement benefits. The SERP is unsecured and unfunded and there are no program assets. Columbia has purchased life insurance on the above executives and intends to use the cash values of the policies to fund the SERP retirement obligations. Associated with the SERP benefit is a death benefit for each executive’s beneficiaries. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The Company had expenses of $493,000 during 2002 and $206,000 during 2001 in connection with this program, which was funded through other income generated by the Company’s “Bank Owned Life Insurance” (BOLI). The SERP projected benefit obligation is accrued over the estimated remaining term of employment. The maximum projected benefit obligation is $8.9 million at year-end 2002 and $8.8 million at year-end 2001, and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities”, for the mortality assumptions and a discount rate of 6.00% in 2002 and 7.00% in 2001, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment.

The Company continued its long-term care program for directors in 2002, which provides benefits in the event those individuals become chronically ill. The coverage is for a period of three years up to a lifetime, depending on the age of the director, and the amount of the benefit is based on the director’s years of service with the Company after the inception of the long-term care program.

During the year, the Company purchased an additional $10.3 million of BOLI in connection with the above SERP and long-term care benefit programs, and received $1.3 million in other income. In 2001, $16.3 million of BOLI was purchased, providing $429,000 in other income.

14.    Commitments and Contingent Liabilities

In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2002 and 2001, the Company’s loan commitments amounted to $364.8 million and $413.5 million, respectively. Standby letters of credit were $13.9 million and $12.3 million at December 31, 2002 and 2001, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $444,000 and $1.7 million at December 31, 2002 and 2001, respectively.

The Company and Columbia Bank are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial position or results of operations of Columbia Bank or the Company.

15.    Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
	Assumptions Used in Estimating Fair Value	2002		2001
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$67,058	$67,058	$57,628	$57,628
Interest-earning deposits with banks	Approximately equal to carrying value	18,425	18,425	9,361	9,361
Securities available for sale	Quoted market prices	321,513	321,513	144,465	144,465
Securities held to maturity	Quoted market prices	6,192	6,412	7,856	8,024
Loans held for sale	Discounted expected future cash flows	22,102	22,105	29,364	29,419
Loans	Discounted expected future cash flows, net of allowance for loan losses	1,156,682	1,157,220	1,155,899	1,272,019

Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$1,487,153	$1,469,022	$1,306,750	$1,308,994
Federal Home Loan Bank advances	Discounted expected future cash flows	46,470	46,469	40,000	39,994
Trust preferred obligations	Discounted expected future cash flows	21,433	21,434	21,367	21,368

Off-Balance-Sheet Financial Instruments

The fair value of commitments, guarantees, and letters of credit at December 31, 2002, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

16.    Business Segment Information

The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices. Real estate lending offers single-family residential, multi-family residential, and commercial real estate loans, and the associated loan servicing activities.

The Company generates segment results that include balances directly attributable to business line activities. The financial results of each segment are derived from the Company’s general ledger system. Overhead, including sales and back office support functions, and other indirect expenses are not allocated to the major lines of business. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating activity.

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” does not provide segmentation or methodology standardization; therefore, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions.

Financial highlights by lines of business:

Condensed Statement of Operations:

	Year Ended December 31, 2002
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$11,994	$32,499	$15,388	$(11,372)	$48,509
Other income	861	5,955	3,424	9,810	20,050
Other expense	(3,209)	(18,698)	(2,718)	(29,028)	(53,653)

Contribution to overhead and profit	$9,646	$19,756	$16,094	$(30,590)	14,906
Income taxes					(4,021)

Net income					$10,885

Total assets	$334,118	$617,570	$324,854	$423,071	$1,699,613

	Year Ended December 31, 2001
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$11,294	$33,237	$12,792	$(4,918)	$52,405
Other income	687	4,909	2,677	9,178	17,451
Other expense	(2,711)	(17,525)	(2,470)	(28,248)	(50,954)

Contribution to overhead and profit	9,270	20,621	12,999	(23,988)	18,902
Income taxes					(6,389)

Net income					$12,513

Total assets	$338,339	$586,767	$339,175	$234,013	$1,498,294

	Year Ended December 31, 2000
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$9,759	$42,606	$5,917	$(9,814)	$48,468
Other income	638	4,272	767	5,910	11,587
Other expense	(2,356)	(16,010)	(2,052)	(24,335)	(44,753)

Contribution to overhead and profit	$8,041	$30,868	$4,632	$(28,239)	15,302
Income taxes					(5,232)

Net income					$10,070

Total assets	$337,193	$637,825	$322,648	$198,829	$1,496,495

17.    Parent Company Financial Information

Condensed Statements of Operations—Parent Company Only

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Income
Interest on loans	$39	$57	$23
Interest on securities available for sale	207	48
Dividend from bank subsidiary			2,000
Interest-earning deposits:
Unrelated banks	20	101	13
Other	52	53	10
Gain on sale of investment securities	193

Total Income	511	259	2,046
Expense
Compensation and employee benefits	433	673	348
Trust preferred obligations	1,221	635
Other interest expense		279	436
Other expense	828	687	739

Total Expenses	2,482	2,274	1,523

(Loss) income before income tax benefit and equity in undistributed net income of subsidiary	(1,971)	(2,015)	523
Income tax benefit	(690)	(705)	(517)

(Loss) income before equity in undistributed net income of subsidiary	(1,281)	(1,310)	1,040
Equity in undistributed net income of subsidiary	12,166	13,823	9,030

Net Income	$10,885	$12,513	$10,070

Condensed Balance Sheets—Parent Company Only

	December 31,
	2002	2001
	(in thousands)
Assets
Cash and due from subsidiary bank	$1,096	$885
Interest-earning deposits with unrelated banks	6,445	808

Total cash and cash equivalents	7,541	1,693
Securities available for sale		5,037
Loans	656	656
Investment in bank subsidiary	146,302	132,878
Other assets	51	387

Total Assets	$154,550	$140,651

Liabilities and Shareholders’ Equity
Trust preferred obligations	$21,433	$21,367
Other liabilities	733	318

Total liabilities	22,166	21,685
Shareholders’ equity	132,384	118,966

Total Liabilities and Shareholders’ Equity	$154,550	$140,651

Condensed Statements of Cash Flows—Parent Company Only

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Operating Activities
Net income	$10,885	$12,513	$10,070
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiary	(12,166)	(13,823)	(9,030)
Provision for depreciation and amortization	58	14	14
Net gains on sale of securities available for sale	(193)
Net changes in other assets and liabilities	675	(455)	1,490

Net cash (used) provided by operating activities	(741)	(1,751)	2,544
Investing Activities
Purchase of securities available for sale		(5,212)
Proceeds from sales of securities available for sale	5,355
Loans originated or acquired, net of principal collected		360	(656)
Contribution of capital—bank subsidiary, net		(2,000)	(5,000)

Net cash provided (used) by investing activities	5,355	(6,852)	(5,656)
Financing Activities
Proceeds from other borrowings			1,500
Payment of other borrowings		(4,500)
Proceeds from trust preferred obligations		22,000
Payment of trust preferred placement fee		(661)
Tax benefits from exercise of stock options			378
Proceeds from issuance of common stock	1,168	1,796	1,673
Repurchase of common stock		(8,960)
Other, net	66	28

Net cash provided by financing activities	1,234	9,703	3,551

Increase in cash and cash equivalents	5,848	1,100	439
Cash and cash equivalents at beginning of period	1,693	593	154

Cash and cash equivalents at end of period	$7,541	$1,693	$593

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2002 results. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated into the Form 10-K.

Form 10-K

Part and Item No.	Caption	Annual Report Page Number	Proxy Statement Page Number*
Part I
Item 1	Business	1-3, 25, 27-31 53 (Note 12), 56-57 (Note 16), 62

Item 2	Properties	1-3,47-48 (Note 7)

Item 3	Legal Proceedings	54-55 (Note 14)

Item 4	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II

Item 5	Market for the Registrant’s Common Stock and Related Stockholder Matters	26

Item 6	Selected Financial Data	4-5

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-25

Item 7a	Quantitative and Qualitative Disclosures About Market Risk	19-22

Item 8	Financial Statements and Supplementary Data	25, 33-59

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Part III

Item 10	Directors and Executive Officers of the Registrant		6-7, 18

Item 11	Executive Compensation *		13-17

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		4-5

Item 13	Certain Relationships and Related Transactions		18-19

Item 14	Controls and Procedures	32

Part IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	61

*	The Compensation Committee Report on Executive Compensation, the Stock Performance Graph and the Audit Committee Report are not incorporated into this Form 10-K Annual Report by reference.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed with this Form 10-K Annual Report through incorporation by reference:

•	Columbia’s Restated Articles of Incorporation

•	Columbia’s Restated Bylaws

•	Material Contracts, including certain compensatory plans and agreements

•	Subsidiary of the Company

•	Powers of Attorney of Directors Dressel, Fabulich, Folsom, Halleran, Hulbert, Matson, Rodman, and Will.

A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Columbia Banking System, Inc., Investor Relations, P.O. Box 2156, MS 8300, Tacoma, WA 98401-2156

Reports on Form 8-K:

None.

Independent Auditors

Deloitte & Touche LLP

Transfer Agent and Registrar

American Stock Transfer & Trust Company

Market Makers

Knight Securities LP

Hoefer & Arnett, Inc.

Spear, Leeds & Kellogg Capital Markets

Keefe, Bruyette & Woods, Inc.

Morgan Stanley & Co., Inc.

RBC Dain Rauscher, Inc.

Regulatory and Securities Counsel

Graham & Dunn PC

Annual Meeting

Sheraton Tacoma Hotel

1320 Broadway Plaza

Tacoma, Washington

Wednesday, April 23, 2003

1:00 p.m.

Stock Listing

The Company’s common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol:  COLB.

Financial Information

Columbia news and financial results are available through the Internet and mail.

Internet: For information about Columbia, including news and financial results, product information and service locations, access our website at www.columbiabank.com. You can also view or retrieve copies of Columbia’s financial reports online by visiting www.sec.gov. Immediate access to the Company’s quarterly earnings news release via the Internet is provided by Company News On Call at www.prnewswire.com.

Copies of Columbia’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through Columbia’s website at www.columbiabank.com as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Mail: At your request, we will mail you our quarterly earnings news release, quarterly financial data on Form 10-Q and additional annual reports. To be added to Columbia’s mailing list for quarterly earnings news releases, or to request other information, please contact:

Jo Anne Coy

Vice President,

Director of Marketing

P.O. Box 2156, MS 8300

Tacoma, WA 98401-2156

Tel (253) 305-1965

Fax (253) 305-0317

jcoy@columbiabank.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2003.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

By:	/s/ WILLIAM T. WEYERHAEUSER
William T. Weyerhaeuser Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February 2003.

By:	/s/ WILLIAM T. WEYERHAEUSER
William T. Weyerhaeuser Chairman and Interim Chief Executive Officer

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Operating Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer

William T. Weyerhaeuser, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2003 as attorney in fact for the following directors who constitute a majority of the Board.

[Melanie J. Dressel]	[Thomas M. Hulbert]
[Jack Fabulich]	[Thomas L. Matson]
[John P. Folsom]	[Donald Rodman]
[John Halleran]	[James M. Will]

/S/ WILLIAM T. WEYERHAUESER William T. Weyerhaueser Attorney-in-fact

February 28, 2003

CERTIFICATION

I, William T. Weyerhaeuser, certify that:

1.  I have reviewed this annual report on Form 10-K of Columbia Banking System, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM T. WEYERHAEUSER
William T. Weyerhaeuser Chairman and Interim Chief Executive Officer Columbia Banking System, Inc.

Date: February 26, 2003

CERTIFICATION

I, Melanie J. Dressel, certify that:

1.  I have reviewed this annual report on Form 10-K of Columbia Banking System, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Operating Officer, Columbia Banking System, Inc.

Date: February 26, 2002

CERTIFICATION

I, Gary R. Schminkey, certify that:

1.  I have reviewed this annual report on Form 10-K of Columbia Banking System, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer Columbia Banking System, Inc.

Date: February 26, 2003

INDEX TO EXHIBITS

Exhibit No.

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Restated Bylaws. (2)

4.1	Specimen of common stock certificate. (3)

4.2

Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	Outsourcing agreement as of January 1, 2001 between the Company and Metavante Corporation (4)

10.2	Deferred Compensation Plan for directors and certain key employees effective September 22, 1999. (2)

10.3	2000 Amended and Restated Stock Option Plan. (5)

10.4	Amended and Restated Employee Stock Purchase Plan. (3)

10.5	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust. (3)

10.6	Amended Employment Agreement between the Bank, the Company and Melanie J. Dressel effective December 20, 2000. (3)

10.7	Employment Agreement between the Bank, the Company and Harald R. Russell effective December 20, 2000. (3)

10.8	Employment Agreement between the Bank, the Company and Evans Q. Whitney effective December 20, 2000. (3)

10.9	Form of Severance Agreement between the Company and Mr. Gary Schminkey effective December 20, 2000. (3)

10.10	Form of Promissory Note issued by each of Mr. Gallagher, Ms. Dressel, Mr. Whitney and Mr. Russell to the Company in consideration of the Company’s 2000 issuance of restricted stock. (3)

10.11	Amended Restricted Stock Award Agreement between the Bank, the Company and J. James Gallagher effective July 1, 1998. (3)

10.12	Restricted Stock Award Agreement between the Bank, the Company and Melanie J. Dressel effective January 28, 1998. (3)

10.13	Restricted Stock Award Agreement between the Bank, the Company and Harald R. Russell effective January 28, 1998. (3)

10.14	Restricted Stock Award Agreement between the Bank, the Company and Evans Q. Whitney effective January 28, 1998. (3)

10.15	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Devine, Mr. Folsom, Mr. Gallagher, Mr. Halleran, Mr. Hulbert, Mr. Rodman and Mr. Will. (6)

10.16

Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel, J. James Gallagher, H.R. Russell, Gary R. Schminkey, and Evans Q. Whitney. (6)

10.17

Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following officers: J. James Gallagher, Melanie J. Dressel, H.R. Russell, Gary R. Schminkey, and Evans Q. Whitney. (7)

Exhibit No.

10.18	Separation and Release Agreement between J. James Gallagher and Columbia Banking System, Inc. (8)

10.19	Consulting Agreement between J. James Gallagher and Columbia Banking System, Inc. (8)

21	Subsidiaries of the Company: Columbia State Bank. Columbia (WA) Statutory Trust.

23	Consent of Deloitte & Touche, LLP.

24	Power of Attorney dated February 26, 2003.

99	Cerification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.