Form 10-Q
period 2003-03-31
COLUMBIA BANKING SYSTEM INC
filed 2003-05-13
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the issuer’s Common Stock outstanding at April 30, 2003 was 13,362,367.

i

Item 1: CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands except per share)
Interest Income
Loans	$18,612	$20,479
Securities available for sale	3,097	2,572
Securities held to maturity	44	59
Deposits with banks	27	43

Total interest income	21,780	23,153

Interest Expense
Deposits	5,206	6,715
Federal Home Loan Bank advances	277	572
Trust preferred obligations	278	310

Total interest expense	5,761	7,597

Net Interest Income	16,019	15,556
Provision for loan losses	1,600	7,065

Net interest income after provision for loan losses	14,419	8,491

Noninterest Income
Service charges and other fees	2,395	1,942
Mortgage banking	1,081	596
Merchant services fees	1,291	1,046
Bank owned life insurance (BOLI)	398	230
Other	388	253

Total noninterest income	5,553	4,067

Noninterest Expense
Compensation and employee benefits	7,172	7,289
Occupancy	2,187	1,967
Merchant processing	496	417
Advertising and promotion	507	676
Data processing	449	461
Legal and professional services	514	410
Taxes, licenses and fees	450	428
Gains on, and net cost of, other real estate owned	(5)	(27)
Other	1,924	2,072

Total noninterest expense	13,694	13,693

Income (loss) before income taxes	6,278	(1,135)
Provision (benefit) for income taxes	1,847	(707)

Net Income (Loss)	$4,431	$(428)

Net income (loss) per common share:
Basic	$0.33	$(0.03)
Diluted	0.33	(0.03)
Average number of common shares outstanding	13,304	13,145
Average number of diluted common shares outstanding	13,415	13,297

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(in thousands)

(Unaudited)

			March 31, 2003	December 31, 2002
	Assets
	Cash and due from banks		$69,788	$67,058
	Interest-earning deposits with banks		14,810	18,425

	Total cash and cash equivalents		84,598	85,483
	Securities available for sale at fair value (amortized cost of $408,450 and $320,499, respectively)		410,230	321,513
	Securities held to maturity (fair value of $6,240 and $6,412, respectively)		6,023	6,192
	Federal Home Loan Bank stock		9,835	9,707
	Loans held for sale		20,442	22,102
	Loans, net of unearned income of $2,752 and $2,625, respectively		1,146,527	1,175,853
	Less: allowance for loan losses		19,272	19,171

	Loans, net		1,127,255	1,156,682
	Interest receivable		7,341	6,710
	Premises and equipment, net		52,202	52,921
	Real estate owned		2,500	130
	Other		38,161	38,173

	Total Assets		$1,758,587	$1,699,613

	Liabilities and Shareholders’ Equity
	Deposits:
	Noninterest-bearing		$300,540	$299,862
	Interest-bearing		1,188,499	1,187,291

	Total deposits		1,489,039	1,487,153
	Federal Home Loan Bank advances		99,804	46,470
	Trust preferred obligations		21,449	21,433
	Other liabilities		10,701	12,173

	Total liabilities		1,620,993	1,567,229
	Shareholders’ equity:
	Preferred stock (no par value)
	Authorized, 2 million shares; none outstanding
	March 31, 2003	December 31, 2002
	Common stock (no par value)
Authorized shares	60,032	60,032
Issued and outstanding	13,331	13,310	111,310	111,028
	Retained earnings		25,127	20,696
	Accumulated other comprehensive income (loss)—
	Unrealized gains on securities available for sale, net of tax		1,157	660

	Total shareholders’ equity		137,594	132,384

	Total Liabilities and Shareholders’ Equity		$1,758,587	$1,699,613

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2002	13,207	$101,892	$17,779	$(705)	$118,966
Comprehensive income:
Net income for 2002			10,885
Reclassification of net gains on securities available for sale included in net income, net of tax of $213				(397)
Change in unrealized gains (losses) on securities available for sale, net of tax of $949				1,762
Total comprehensive income					12,250
Issuance of stock under stock option and other plans	103	1,168			1,168
Issuance of shares of common stock—5% stock dividend		7,968	(7,968)

Balance at December 31, 2002	13,310	111,028	20,696	660	132,384
Comprehensive income:
Net income for 2003			4,431
Change in unrealized gains (losses) on securities available for sale, net of tax of $268				497
Total comprehensive income					4,928
Issuance of stock under stock option and other plans	21	282			282

Balance at March 31, 2003	13,331	$111,310	$25,127	$1,157	$137,594

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating Activities
Net income (loss)	$4,431	$(428)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	7,065
Deferred income tax expense (benefit)	227	(731)
Gains on sale of real estate owned and other personal property owned	(13)	(40)
Depreciation and amortization	2,535	858
Net realized (gain) loss on sale of assets	(5)	12
Decrease in loans held for sale	1,660	10,437
Increase in interest receivable	(631)	(1,217)
Decrease in interest payable	(317)	(1,396)
Stock dividends from Federal Home Loan Bank stock	(128)	(135)
Net changes in other assets and liabilities	(1,725)	(11,431)

Net cash provided by operating activities	7,634	2,994
Investing Activities
Proceeds from maturities of securities available for sale	18	85
Purchases of securities available for sale	(6,033)	(13,579)
Proceeds from maturities of mortgage-backed securities available for sale	49,678	6,377
Purchases of mortgage-backed securities available for sale	(133,410)	(89,679)
Proceeds from maturities of securities held to maturity	170	500
Loans originated and acquired, net of principal collected	25,159	(6,769)
Purchases of premises and equipment	(314)	(2,573)
Proceeds from disposal of premises and equipment	32	6
Proceeds from sale of real estate owned and other personal property owned	662	87

Net cash used by investing activities	(64,038)	(105,545)
Financing Activities
Net increase in deposits	1,886	3,015
Proceeds from Federal Home Loan Bank advances	98,500	95,970
Repayment of FHLB advances	(45,166)
Proceeds from issuance of common stock, net	282	393
Other, net	17	16

Net cash provided by financing activities	55,519	99,394

Decrease in cash and cash equivalents	(885)	(3,157)
Cash and cash equivalents at beginning of period	85,483	66,989

Cash and cash equivalents at end of period	$84,598	$63,832

Supplemental information:
Cash paid for interest	$6,078	$8,994
Cash paid for income taxes	1,256	304
Loans foreclosed and transferred to real estate owned or other personal property owned	2,939	126

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

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 111,000 and 152,000 for the three months ended March 31, 2003 and 2002, respectively.

3. Subsequent Event: Cash Dividend

On April 23, 2003, the Company declared its first cash dividend of $0.05 per share payable on May 21, 2003 to shareholders of record at the close of business May 7, 2003.

4. New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not materially impact the Company’s consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The new standard is effective for transactions initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 did not materially impact the Company’s consolidated results of operations, financial position, or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This Statement did not have a material impact on the Company’s financial condition or results of operations.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” does not provide segmentation or methodology standardization; therefore, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended March 31, 2003
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan losses	$2,976	$8,048	$3,917	$(522)	$14,419
Other income	210	1,778	1,094	2,471	5,553
Other expense	(824)	(4,579)	(518)	(7,773)	(13,694)

Contribution to overhead and profit	$2,362	$5,247	$4,493	$(5,824)	$6,278
Income taxes					1,847

Net income					$4,431

Total assets	$328,402	$616,911	$306,052	$507,222	$1,758,587

	Three Months Ended March 31, 2002
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan losses	$2,831	$7,502	$4,099	$(5,941)	$8,491
Other income	195	1,349	597	1,926	4,067
Other expense	(669)	(4,794)	(719)	(7,511)	(13,693)

Contribution to overhead and profit	$2,357	$4,057	$3,977	$(11,526)	$(1,135)
Income taxes					(707)

Net income (loss)					$(428)

Total assets	$327,979	$610,411	$326,532	$328,776	$1,593,698

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Form 10-Q may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national and international economic conditions are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged, and (7) the Company’s ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

General

Columbia Banking System, Inc. is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank (“Columbia Bank”), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 36 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Business Overview

The Company’s goal is to be a leading community bank headquartered in the Pacific Northwest and to consistently increase earnings and shareholder value. The Company continues to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses, and affluent households. Strategic business combinations may augment this internal growth.

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

The Company has established a network of 36 branches as of March 31, 2003 from which it intends to grow market share. Twenty-one branches are located in Pierce County, ten in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. New branches normally do not contribute to net income for many months after opening. Given the current softness in the Pacific Northwest economy, the Company has moderated its geographical expansion and does not have any additional branches planned in 2003.

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

Market Area

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, several military bases are located in the Company’s market areas. The Washington economy and that of the Puget Sound region continued the slowdown started in 2001 through the first quarter of 2003. Commercial airline and aerospace industries continued to contract in the Puget Sound region, as the Boeing Company and many local companies that supply the industry reduced their production and employment levels. The full impact and timing of airline and aerospace industry job reductions on the Puget Sound economy are not yet known; however, economic activity in many areas served by the Company has weakened.

Federal military and defense spending is expected to have a positive economic impact on the area in light of the large military bases located in the area. Boeing has won additional defense contracts; however, only limited job creation from these contracts is anticipated. It is unknown to what extent the war with Iraq will impact the market areas the Company serves. Through the first quarter of 2003, nationwide consumer confidence has declined, and consumer spending has dropped in a similar manner. However, state economists have predicted Pierce County will lead the state in economic activity in 2003, although the Puget Sound economy is expected to range from flat to slight growth in 2003.

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

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Net Income

Net income for the first quarter of 2003 was $4.4 million, or $0.33 per diluted share, compared to a net loss of $428,000, or $(0.03) per diluted share, for the first quarter of 2002. The increase in net income as compared to the prior year is due primarily to a significantly lower contribution to the loan loss allowance in the first quarter of 2003 as well as increased noninterest income and improved efficiencies. The net loss in the prior year was primarily due to a large provision for loan losses leading to a loss in the first quarter 2002.

Total Revenue

During the first quarter of 2003, total revenue (net interest income plus noninterest income), was $21.6 million, an increase of $1.9 million, or 10% from the first quarter of 2002. The increase was primarily due to increased noninterest income during the first quarter 2003 compared to the same period a year ago. Noninterest income grew in residential lending, service charges and other fees, and merchant services.

Net Interest Income

Net interest income for the first quarter of 2003 increased 3% to $16.0 million, from $15.6 million in the first quarter of 2002. The Company’s management of its deposit costs and increased core deposits in the first three months of 2003 provided improved net interest income as compared to the first three months of 2002.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.37% in the first quarter of 2003 from 4.54% in the first quarter of 2002. The net interest margin was impacted by a 50 basis point decrease in the prime rate in the fourth quarter of 2002. Average interest-earning assets grew to $1.52 billion, or 7%, during the first quarter of 2003, compared with $1.42 billion for the same period in 2002. The yield on average interest-earning assets decreased 80 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) to 5.91% during the first quarter of 2003 compared with 6.71% during the same period of 2002. In comparison, average interest-bearing liabilities grew to $1.24 billion, or 6%, compared with $1.18 billion for the same period in 2002, and the average cost of interest-bearing liabilities decreased 74 basis points to 1.88% during the first quarter of 2003 from 2.62% in the same period of 2002.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended March 31,		Increase (Decrease) Amount
	2003	2002
	(in thousands)
ASSETS
Loans	$1,175,935	$1,193,656	$(17,721)
Securities	335,432	212,956	122,476
Interest-earning deposits with banks	9,415	10,335	(920)

Total interest-earning assets	1,520,782	1,416,947	103,835
Other earning assets	28,455	17,379	11,076
Noninterest-earning assets	123,810	112,940	10,870

Total assets	$1,673,047	$1,547,266	$125,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,163,251	$1,053,306	$109,945
Federal Home Loan Bank advances	57,598	102,242	(44,644)
Trust preferred obligations	21,439	21,373	66

Total interest-bearing liabilities	1,242,288	1,176,921	65,367
Noninterest-bearing deposits	284,952	238,149	46,803
Other noninterest-bearing liabilities	10,647	10,794	(147)
Shareholders’ equity	135,160	121,402	13,758

Total liabilities and shareholders’ equity	$1,673,047	$1,547,266	$125,781

Noninterest Income

Noninterest income increased $1.5 million, or 37% in the first quarter of 2003 as compared with the same periods in 2002. Increases in noninterest income during the first quarter of 2003 were in residential mortgage loan originations resulting from the effect of low long-term interest rates, service charges and other fees resulting from the growth in core deposits and merchant services income. Income from mortgage banking increased by $485,000, or 81%, compared to first quarter 2002. Service charges and other fees increased $453,000, or 23%, and merchant service fees increased $245,000, or 23%, in the first quarter 2003 compared to first quarter 2002. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. During the first quarter of 2003 and the first quarter of 2002, there were no sales of securities.

Noninterest Expense

Total noninterest expense was unchanged at $13.7 million for the first quarter of 2003, and the same period in 2002. The Company has placed emphasis on controlling its costs. Noninterest expense in the first quarter of 2003 increased by $359,000, or 3% from the fourth quarter 2002. The fourth quarter 2002 had a gain on Real Estate Owned that decreased that quarter’s total noninterest expense by $372,000. Excluding that fourth quarter gain, noninterest expense for the first quarter 2003 was unchanged.

The Company’s efficiency ratio (noninterest expense less nonrecurring expenses divided by the sum of net interest income plus noninterest income less nonrecurring income) was 63.48% for the first quarter 2003, compared to 69.78% for the same period in 2002. The improvement in the efficiency ratio in the first quarter 2003 compared to a year ago was due to increased noninterest revenues with unchanged noninterest expense levels.

The first quarter 2003 efficiency ratio of 63.48% increased from the fourth quarter 2002 efficiency ratio of 61.66% (adjusted for nonrecurring gains on REO and sales of securities). This increase in the efficiency ratio from the fourth quarter 2002 was due to a decline in revenue from the full effect of the 50 basis point drop in the prime rate during the fourth quarter of last year. In addition, decreases in revenue from service charges on deposit accounts and mortgage banking in the first quarter of 2003 also contributed to the increase in the first quarter efficiency ratio.

Income Taxes

The Company recorded income tax provisions of $1.8 million for the first quarter of 2003, compared with a benefit of $707,000 for the first quarter 2002. The effective tax rate for the first quarter 2003 was 29%, and was 27% for the year-ended December 31, 2002. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of the Company’s principal business activities. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower.

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

Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 16.

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

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2003	% of Total	December 31, 2002	% of Total
	(in thousands)
Commercial business	$446,300	38.9%	$460,169	39.1%
Real estate:
One-to-four family residential	45,490	4.0	50,119	4.3
Commercial and five or more family residential commercial properties	449,656	39.2	447,662	38.1

Total real estate	495,146	43.2	497,781	42.4
Real estate construction:
One-to-four family residential	21,251	1.9	17,968	1.5
Commercial and five or more family residential commercial properties	82,942	7.2	93,490	7.9

Total real estate construction	104,193	9.1	111,458	9.4
Consumer	103,640	9.0	109,070	9.3

Sub-total loans	1,149,279	100.2	1,178,478	100.2
Less: Deferred loan fees	(2,752)	(0.2)	(2,625)	(0.2)

Total loans	$1,146,527	100.0%	$1,175,853	100.0%

Loans held for sale	$20,442		$22,102

Total loans (excluding loans held for sale) at March 31, 2003 decreased $29.3 million, to $1.15 billion from $1.18 billion at year-end 2002 due to decreases in its major loan categories.

Commercial Loans: As of March 31, 2003, commercial loans decreased $13.9 million, or 3%, to $446.3 million from $460.2 million at year-end 2002, representing 38.9% of total loans at March 31, 2003 as compared with 39.1% of total loans at December 31, 2002. The Company is committed to providing competitive commercial lending in its market areas. Management believes the slowdown in commercial lending in 2001 and continuing through the first quarter of 2003 was primarily due to the slow economy as businesses reduced inventories and paid down debt. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans decreased $4.6 million, or 9%, to $45.5 million at March 31, 2003, representing 4.0% of total loans, compared with $50.1 million, or 4.3% of total loans at December 31, 2002. These loans are used by the Company to collateralize advances from the FHLB. Generally, the Company’s policy is to originate for sale to third parties residential loans secured by properties located within the Company’s primary market areas, and are typically 80% or less loan to value. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five or more family residential real estate lending increased $2.0 million, or 0.4%, to $449.7 million at March 31, 2003, representing 39.2% of total loans, from $447.7 million, or 38.1% of total loans at December 31, 2002. Generally, commercial and five or more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $3.3 million, or 18%, to $21.3 million at March 31, 2003, representing 1.9% of total loans, from $18.0 million, or 1.5% of total loans at December 31, 2002. Commercial and five or more family real estate construction loans decreased $10.5 million, or 11%, to $82.9 million at March 31, 2003, representing 7.2% of total loans, from $93.5 million, or 7.9% of total loans at December 31, 2002.

The Company endeavors to limit its construction lending risk through adherence to sound underwriting and monitoring procedures.

Consumer Loans: At March 31, 2003, the Company had $103.6 million of consumer loans outstanding, representing 9.0% of total loans, a decrease of $5.4 million, or 5%, compared with $109.1 million, at December 31, 2002. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 23% to $14.0 million, or 0.80% of period-end assets at March 31, 2003 from $18.2 million, or 1.07% of period-end assets at December 31, 2002. Total nonperforming assets decreased 43% in the past twelve months, from $24.6 million and 1.54% of period-end assets at March 31, 2002.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

	March 31, 2003	December 31, 2002
	(in thousands)
Nonaccrual:
Commercial business	$7,167	$13,767
Real estate:
One-to-four family residential	373	139
Commercial and five or more family residential real estate	1,873	1,842
Real estate construction:
One-to-four family residential	192	920
Consumer	927	250

Total nonaccrual	10,532	16,918
Restructured:
One-to-four family residential construction	130	187

Total restructured	130	187

Total nonperforming loans	$10,662	$17,105

Real estate owned	$2,500	$130
Other personal property owned	836	916

Total nonperforming assets	$13,998	$18,151

Nonperforming Loans. The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibilty of principal or interest. The policy of the Company generally is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans were $10.7 million, or 0.93% of total loans (excluding loans held for sale) at March 31, 2003, compared to $17.1 million, or 1.45% of total loans at December 31, 2002. Nonaccrual loans decreased $6.4 million, or 38% from year-end 2002 to $10.5 million at March 31, 2003, as several loans were either paid, returned to accrual status, or were uncollectible; and therefore, were charged-down or charged-off. Loans placed into nonaccrual during the first quarter 2003 were primarily commercial business and consumer loans. Restructured loans decreased to $130,000 at March 31, 2003, from $187,000 at December 31, 2002.

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

Real Estate and Other Personal Property Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $2.4 million to $2.5 million at March 31, 2003, from $130,000 at December 31, 2002. During the quarter, the Company sold two properties and foreclosed on four loans secured by real estate. At March 31, 2003, REO consisted of four properties. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $80,000 during the first quarter of 2003 to $836,000 from $916,000 at December 31, 2002. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

At March 31, 2003, the Company’s allowance for loan losses was $19.3 million, or 1.68% of total loans (excluding loans held for sale), and 181% of nonperforming loans. This compares with an allowance of $19.2 million, or 1.63% of the total loan portfolio, excluding loans held for sale, and 112% of nonperforming loans, at December 31, 2002. In the first quarter 2003 the Company allocated $1.6 million to its provision for loan losses, compared to $7.1 million, a decrease of $5.5 million over the same period in 2002, due in large part to $5.3 in charge-offs in the first quarter 2002 in connection with the now concluded problem credit relationship with a single borrower, initially reported in early 2001.

Management is carefully monitoring the loan portfolio given the softness within the local economy, and will consider changes to the Company’s loan loss allowance if circumstances warrant. Management has continued to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Beginning balance	$19,171	$14,734
Charge-offs:
Commercial business	(1,449)	(3,145)
Real estate: Commercial and five or more family residential properties		(3,500)
Consumer	(106)	(10)

Total charge-offs	(1,555)	(6,655)
Recoveries:
Commercial business	40	16
Real estate: Commercial and five or more family residential properties		3
Real estate construction: One-to-four family residential	1	60
Consumer	15	3

Total recoveries	56	82

Net (charge-offs) recoveries	(1,499)	(6,573)
Provision charged to expense	1,600	7,065

Ending balance	$19,272	$15,226

Net loan charge-offs amounted to $1.5 million for the first quarter 2003, compared with net loan charge-offs of $6.6 million for the same period in 2002. The $1.5 million charged-off during the quarter was comprised of several loans. The prior year charge-offs were largely impacted by the single substantial problem credit relationship requiring a significant charge-off during the first quarter of 2002.

Securities

At March 31, 2003, the Company’s securities (securities available for sale and securities held to maturity) increased $88.5 million, or 27% from its balance at year-end 2002. The Company purchased $139.4 million, received principal payments of $49.7 million and did not sell any securities available for sale during the first quarter 2003. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

	March 31 2003	December 31 2002
	(in thousands)
U.S. Government agency	$3,535	$3,524
Corporate securities	3,240	3,200
Mortgage-backed securities	347,026	265,211
State & municipal securities	55,396	48,558
Other securities	1,033	1,020

Total	$410,230	$321,513

Securities Held to Maturity

	March 31 2003	December 31 2002
	(in thousands)
State & municipal securities	$6,023	$6,192

Total	$6,023	$6,192

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $1.9 million, or 0.1%, to $1.49 billion at March 31, 2003 from December 31, 2002. Core deposits increased $25.4 million, or 3% during the first three months of 2003 and certificates of deposit balances decreased $23.5 million, or 5% compared to year-end 2002. Average core deposits (demand deposit, savings, and money market accounts) increased to $956.9 million during the first quarter of 2003, from $951.2 million in the fourth quarter 2002 and from $835.7 million in the first quarter of 2002.

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At March 31, 2003, brokered and other wholesale deposits (excluding public deposits) totaled $22.1 million, or 1.5% of total deposits, compared with $45.8 million, or 3.1% of total deposits at December 31, 2002. The brokered deposits have varied maturities up to seven years.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At March 31, 2003, the Company had short-term advances of $99.8 million, compared to $46.5 million at December 31, 2002. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

Trust preferred obligations

The Company’s $22 million of trust preferred obligations are at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.58%. At March 31, 2003 the rate on the Company’s trust preferred obligations was 4.92%. The Company can call the debt in 2006 for a premium and in 2011 at par, allowing the Company to retire the debt early if conditions are favorable.

Capital

Shareholders’ equity at March 31, 2003 was $137.6 million, up 4% from $132.4 million at December 31, 2002. The increase is due to net income of $4.4 million during the first three months of 2003 and unrealized gains in its securities available for sale portfolio. Shareholders’ equity was 7.82%, and 7.79% of total period-end assets at March 31, 2003, and December 31, 2002, respectively.

Regulatory Capital Requirements

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary to be classified as a “well capitalized” bank, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.

Columbia Bank qualifies as “well-capitalized” at March 31, 2003 and December 31, 2002.

	Columbia Banking System, Inc.		Columbia State Bank		Requirements
	3/31/2003	12/31/2002	3/31/2003	12/31/2002	Adequately capitalized	Well-capitalized
Total risk-based capital ratio	12.70%	12.32%	12.23%	11.78%	8%	10%
Tier 1 risk-based capital ratio	11.45%	11.07%	10.98%	10.53%	4%	6%
Leverage ratio	9.44%	9.18%	9.05%	8.78%	4%	5%

Dividends

On April 23, 2003, the Company declared its first cash dividend of $0.05 per share, payable on May 21, 2003, to shareholders of record as of May 7, 2003. Applicable Federal and Washington State regulations restrict cash capital distributions, including dividends, by institutions such as Columbia Bank. Such restrictions are tied to the institution’s capital levels after giving effect to distributions.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2003 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Item 4.    CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On March 6, 2003 the Company filed an 8-K dated March 3, 2003 announcing that Frederick M. Goldberg had been appointed a director of Columbia Bank and its parent company, Columbia Banking System, Inc. The press release was attached and incorporated in its entirety by reference.

On February 28, 2003 the Company filed an 8-K dated February 26, 2003 announcing that Melanie J. Dressel assumed the Chief Executive Officer duties of Columbia Banking System, Inc. Ms. Dressel previously served as the Company’s President and Chief Operating Officer and will continue to serve as President and Chief Executive Officer of Columbia State Bank. The press release was attached and incorporated in its entirety by reference.

On January 27, 2003 the Company filed an 8-K dated January 25, 2003 announcing its fourth quarter and fiscal year 2002 financial results. The press release was attached and incorporated in its entirety by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date	May 13, 2003	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 13, 2003	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Melanie J. Dressel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Columbia Banking System, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 13, 2003

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

CERTIFICATION

I, Gary R. Schminkey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Columbia Banking System, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 13, 2003

/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and
Chief Financial Officer