Form 10-Q
period 2003-06-30
COLUMBIA BANKING SYSTEM INC
filed 2003-08-13
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

The number of shares of the issuer’s Common Stock outstanding at July 31, 2003 was 13,389,460

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands except per share)
Interest Income
Loans	$17,861	$19,929	$36,473	$40,408
Securities available for sale	3,557	2,970	6,654	5,542
Securities held to maturity	43	53	87	112
Deposits with banks	18	12	45	55

Total interest income	21,479	22,964	43,259	46,117

Interest Expense
Deposits	4,770	6,099	9,976	12,814
Federal Home Loan Bank advances	323	633	600	1,205
Trust preferred obligations	272	305	550	615

Total interest expense	5,365	7,037	11,126	14,634

Net Interest Income	16,114	15,927	32,133	31,483
Provision for loan losses	1,000	1,980	2,600	9,045

Net interest income after provision for loan losses	15,114	13,947	29,533	22,438

Noninterest Income
Service charges and other fees	2,351	1,976	4,746	3,918
Mortgage banking	1,117	563	2,198	1,159
Merchant services fees	1,517	1,233	2,808	2,279
Gain on sale of investment securities, net		234		234
Bank owned life insurance (BOLI)	368	374	766	604
Other	382	237	770	490

Total noninterest income	5,735	4,617	11,288	8,684

Noninterest Expense
Compensation and employee benefits	7,382	7,410	14,554	14,699
Occupancy	2,210	2,054	4,397	4,021
Merchant processing	638	506	1,134	923
Advertising and promotion	545	647	1,052	1,323
Data processing	467	471	916	932
Legal and professional services	470	399	984	809
Taxes, licenses and fees	362	423	812	851
Net cost (gain) of other real estate owned	42	(7)	37	(34)
Other	1,928	2,249	3,852	4,321

Total noninterest expense	14,044	14,152	27,738	27,845

Income before income taxes	6,805	4,412	13,083	3,277
Provision for income taxes	2,040	1,258	3,887	551

Net Income	$4,765	$3,154	$9,196	$2,726

Net income per common share:
Basic	$0.36	$0.24	$0.69	$0.21
Diluted	0.35	0.24	0.68	0.20
Dividends paid per common share	$0.05		$0.05
Average number of common shares outstanding	13,359	13,157	13,342	13,151
Average number of diluted common shares outstanding	13,530	13,311	13,477	13,303

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
Assets
Cash and due from banks	$72,170	$67,058
Interest-earning deposits with banks	56,368	18,425

Total cash and cash equivalents	128,538	85,483
Securities available for sale at fair value (amortized cost of $364,282 and $320,499, respectively)	370,012	321,513
Securities held to maturity (fair value of $6,253 and $6,412, respectively)	6,023	6,192
Federal Home Loan Bank stock	9,936	9,707
Loans held for sale	32,438	22,102
Loans, net of unearned income of $2,680 and $2,625, respectively	1,098,675	1,175,853
Less: allowance for loan losses	19,994	19,171

Loans, net	1,078,681	1,156,682
Interest receivable	6,692	6,710
Premises and equipment, net	51,739	52,921
Real estate owned	2,547	130
Other	38,192	38,173

Total Assets	$1,724,798	$1,699,613

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$324,694	$299,862
Interest-bearing	1,217,693	1,187,291

Total deposits	1,542,387	1,487,153
Federal Home Loan Bank advances	7,133	46,470
Trust preferred obligations	21,466	21,433
Other liabilities	8,941	12,173

Total liabilities	1,579,927	1,567,229

Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	June 30, 2003	December 31, 2002
Common stock (no par value)
Authorized shares	60,032	60,032
Issued and outstanding	13,386	13,310	111,922	111,028
Retained earnings			29,224	20,696
Accumulated other comprehensive income—
Unrealized gains on securities available for sale, net of tax			3,725	660

Total shareholders’ equity			144,871	132,384

Total Liabilities and Shareholders’ Equity			$1,724,798	$1,699,613

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common stock
	Number of		Retained
(in thousands)	Shares	Amount	Earnings
Balance at January 1, 2002	13,207	$101,892	$17,779	$(705)	$118,966
Comprehensive income:
Net income for 2002			10,885
Reclassification of net gains on securities available for sale included in net income, net of tax of $213				(397)
Change in unrealized gains (losses) on securities available for sale, net of tax of $949				1,762
Total comprehensive income					12,250
Issuance of stock under stock option and other plans	103	1,168			1,168
Issuance of shares of common stock—5% stock dividend		7,968	(7,968)

Balance at December 31, 2002	13,310	111,028	20,696	660	132,384

Comprehensive income:
Net income for 2003			9,196
Change in unrealized gains (losses) on securities available for sale, net of tax of $1,650				3,065
Total comprehensive income					12,261
Issuance of stock under stock option and other plans	76	894			894
Cash dividends declared on common stock			(668)		(668)

Balance at June 30, 2003	13,386	$111,922	$29,224	$3,725	$144,871

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Operating Activities
Net income	$9,196	$2,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,600	9,045
Deferred income tax expense	1,570	34
Gains on sale of real estate owned and other personal property owned	(13)	(49)
Depreciation and amortization	4,846	1,954
Net realized gain on sale of assets	(19)	(225)
(Increase) decrease in loans held for sale	(10,336)	15,316
Decrease (increase) in interest receivable	18	(661)
Decrease in interest payable	(764)	(2,471)
Stock dividends from Federal Home Loan Bank stock	(229)	(274)
Net changes in other assets and liabilities	(5,864)	(11,570)

Net cash provided by operating activities	1,005	13,825
Investing Activities
Proceeds from sales of securities available for sale		7,551
Proceeds from maturities of securities available for sale	3,110	130
Purchases of securities available for sale	(6,981)	(16,206)
Proceeds from maturities of mortgage-backed securities available for sale	106,120	17,097
Purchases of mortgage-backed securities available for sale	(150,174)	(89,679)
Proceeds from maturities of securities held to maturity	170	660
Loans originated and acquired, net of principal collected	73,518	(5,262)
Purchases of premises and equipment	(828)	(4,004)
Proceeds from disposal of premises and equipment	51	632
Proceeds from sale of real estate owned and other personal property owned	908	350

Net cash provided (used) by investing activities	25,894	(88,731)
Financing Activities
Net increase in deposits	55,234	39,449
Proceeds from Federal Home Loan Bank advances	107,400	82,100
Repayment of FHLB advances	(146,737)	(30,196)
Cash dividends paid on common stock	(668)
Proceeds from issuance of common stock, net	894	743
Other, net	33	33

Net cash provided by financing activities	16,156	92,129

Increase in cash and cash equivalents	43,055	17,223
Cash and cash equivalents at beginning of period	85,483	66,989

Cash and cash equivalents at end of period	$128,538	$84,212

Supplemental information:
Cash paid for interest	$11,890	$17,106
Cash paid for income taxes	3,929	304
Loans foreclosed and transferred to real estate owned or other personal property owned	3,165	8,047

See accompanying notes to consolidated condensed financial statements

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

1.    Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.    Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 171,000 and 154,000 for the three months ended June 30, 2003 and 2002, respectively, and 135,000 and 152,000 for the six months ended June 30, 2003 and 2002, respectively.

The Company has a stock option plan and applies APB Opinion 25, Accounting for Stock issued to Employees, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates consistent with SFAS No. 123, Accounting for Sock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

	For the three months ended Jun 30, 2003	For the six months ended Jun 30, 2003	For the year ended Dec 31, 2002
	(dollars in thousands, except per share)
Net income attributable to common stock:
As reported	$4,765	$9,196	$10,885
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of related tax effects	113	254	572

Pro forma net income	$4,652	$8,942	$10,313

Net income per common share:
Basic:
As reported	$0.36	$0.69	$0.83
Pro forma	0.35	0.67	0.78
Diluted:
As reported	$0.35	$0.68	$0.82
Pro forma	0.34	0.66	0.77

3.    Cash Dividend

The Company paid its first cash dividend of $0.05 per share on May 21, 2003 to shareholders of record at the close of business May 7, 2003.

On July 23, 2003 the Company declared a cash dividend of $0.05 per share, payable on August 21, 2003 to shareholders of record at the close of business August 7, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of this interpretation are to be applied on a prospective basis to guarantees issued or modified subsequent to December 31, 2002, and have not had a material impact on the Company’s financial condition or results of operations. The disclosure requirements of this interpretation were effective for financial statements issued for periods that end after December 15, 2002.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new standard is generally effective for fiscal years ending after December 15, 2002. SFAS No. 148 did not impact the Company’s consolidated results of operations, financial position, or cash flows, since the Company continues to account for stock compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effects related to the issuance of its trust preferred obligations, and any related regulatory effects, does not currently believe the interpretation will have significant effects. The possible effect of the interpretation on the trust preferred obligations would be to reclassify them as subordinated debt on the Company’s consolidated balance sheet.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” The statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. SFAS 150 is effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact the Company’s consolidated results of operations, financial position, or cash flows.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, does not provide segmentation or methodology standardization; therefore, the organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended June 30, 2003
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan losses	$2,782	$8,277	$3,634	$421	$15,114
Other income	201	1,750	1,117	2,667	5,735
Other expense	(802)	(4,678)	(636)	(7,928)	(14,044)
Contribution to overhead and profit	$2,181	$5,349	$4,115	$(4,840)	$6,805
Income taxes					2,040

Net income					$4,765

Total assets	$313,726	$591,115	$313,364	$506,593	$1,724,798

	Three Months Ended June 30, 2002
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan losses	$2,740	$8,275	$3,783	$(851)	$13,947
Other income	182	1,288	565	2,582	4,617
Other expense	(739)	(4,818)	(705)	(7,890)	(14,152)
Contribution to overhead and profit	$2,183	$4,745	$3,643	$(6,159)	$4,412
Income taxes					1,258

Net income (loss)					$3,154

Total assets	$325,221	$613,561	$316,938	$335,142	$1,590,862

	Six Months Ended June 30, 2003
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan losses	$5,758	$16,325	$7,551	$(101)	$29,533
Other income	411	3,528	2,211	5,138	11,288
Other expense	(1,626)	(9,257)	(1,154)	(15,701)	(27,738)
Contribution to overhead and profit	$4,543	$10,596	$8,608	$(10,664)	$13,083
Income taxes					3,887

Net income					$9,196

Total assets	$313,726	$591,115	$313,364	$506,593	$1,724,798

	Six Months Ended June 30, 2002
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan losses	$5,571	$15,777	$7,882	$(6,792)	$22,438
Other income	377	2,637	1,162	4,508	8,684
Other expense	(1,408)	(9,612)	(1,424)	(15,401)	(27,845)
Contribution to overhead and profit	$4,540	$8,802	$7,620	$(17,685)	$3,277
Income taxes					551

Net income					$2,726

Total assets	$325,221	$613,561	$316,938	$335,142	$1,590,862

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

The Company has established a network of 35 branches as of June 30, 2003 from which it intends to grow market share. Twenty-one branches are located in Pierce County, nine in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. In May 2003, the Issaquah branch, a storefront facility in the Issaquah Commons, was closed. Although this location is in a market the Company would ultimately like to serve, the branch was not performing up to expectations. Given the current softness in the Pacific Northwest economy, the Company has moderated its physical expansion and does not have any additional branches planned in 2003.

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

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services available include tailored loan products, Cash Management Services, Columbia On-Line™, International Services, Merchant Card Services and Investment Services.

Market Area

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, several military bases are located in the Company’s market areas. The Washington economy and that of the Puget Sound region continued the slowdown started in 2001 through the second quarter of 2003. Commercial airline and aerospace industries continued to contract in the Puget Sound region, as the Boeing Company and many local companies that supply the industry reduced their production and employment levels. In early July, Boeing announced that it would continue to reduce its employment levels during 2003; however, it did not provide projections of the employment cutbacks to this region. The full impact and timing of airline and aerospace industry job reductions on the Puget Sound economy are not yet known; however, economic activity has weakened.

Federal military and defense spending is expected to have a positive economic impact on the area in light of the large military bases located in the area. Boeing has won additional defense contracts; however, only limited job creation from these contracts is anticipated. Although unemployment in Washington state increased in July 2003 to levels comparable with April 2002, there are economic indicators that signal the region is slowly recovering. The Puget Sound economy is expected to range from flat to slight growth in 2003. However, the South Sound region, where over 75% of the Company’s market is centered, is predicted to lead the state in economic activity in 2003.

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

Net Income

Net income for the second quarter of 2003 was $4.8 million, or $0.35 per diluted share, an increase of 51% compared to $3.2 million, or $0.24 per diluted share, for the second quarter of 2002. Net income for the first six months ended June 30, 2003 was $9.2 million, or $0.68 per diluted share, compared to $2.7 million, or $0.20 per diluted share, for the same period in 2002. The increase in net income is due primarily to increased noninterest income and lower loan loss provisions than in the prior year.

Total Revenue

During the second quarter of 2003, total revenue (net interest income plus noninterest income), was $21.8 million, an increase of $1.3 million, or 6% from the second quarter of 2002. Total revenue for the first six months of 2003 increased $3.3 million, or 8%, to $43.4 million from $40.2 million for the first six months of 2002. These increases are primarily due to increased noninterest income during the second quarter and first six months of 2003 compared to the same periods a year ago. Noninterest income grew in residential lending, service charges and other fees, and merchant services.

Net Interest Income

Net interest income for the second quarter of 2003 increased 1% to $16.1 million, from $15.9 million in the second quarter of 2002. For the six months ended June 30, 2003, net interest income increased 2% to $32.1 million from $31.5 million for the same period in 2002. In the second quarter and first six months of 2003, the Company grew core deposits and continued to manage its deposit costs, resulting in lower interest expense. These efforts increased net interest income in the second quarter and first six months of 2003 as compared to the same periods in 2002.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.26% in the second quarter of 2003 from 4.54% in the second quarter of 2002. The net interest margin was impacted by a 50 basis point decrease in the prime rate in the fourth quarter of 2002 and a 25 basis point decrease in late June 2003. (A basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%.) Average interest-earning assets grew to $1.55 billion, or 9%, during the first quarter of 2003, compared with $1.43 billion for the same period in 2002. The yield on average interest-earning assets decreased 87 basis points to 5.64% during the second quarter of 2003 compared with 6.51% during the same period of 2002. In comparison, average interest-bearing liabilities grew to $1.27 billion, or 6%, compared with $1.20 billion for the same period in 2002, and the average cost of interest-bearing liabilities decreased 65 basis points to 1.70% during the second quarter of 2003 from 2.35% in the same period of 2002.

For the first six months of 2003, net interest margin decreased to 4.31%, from 4.54% for the same period in 2002. Average interest-earning assets grew to $1.54 billion, or 8%, during the first six months of 2003, compared with $1.42 billion for the same period in 2002. The yield on average interest-earning assets decreased 84 basis points to 5.77% during the first six months of 2003 compared with 6.61% during the same period of 2002. In comparison, average interest-bearing liabilities grew to $1.25 billion, or 6%, compared with $1.19 billion for the same period in 2002, and the average cost of interest-bearing liabilities decreased 69 basis points to 1.79% during the first six months of 2003 from 2.48% in the same period of 2002.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2003	2002	Amount	2003	2002	Amount
	(in thousands)
ASSETS
Loans	$1,143,862	$1,176,788	$(32,926)	$1,159,810	$1,185,176	$(25,366)
Securities	404,914	251,125	153,789	370,365	232,146	138,219
Interest-earning deposits with banks	6,160	2,839	3,321	7,778	6,566	1,212

Total interest-earning assets	1,554,936	1,430,752	124,184	1,537,953	1,423,888	114,065

Other earning assets	28,847	27,374	1,473	28,652	22,404	6,248
Noninterest-earning assets	125,685	120,763	4,922	124,753	116,873	7,880

Total assets	$1,709,468	$1,578,889	$130,579	$1,691,358	$1,563,165	$128,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,162,602	$1,067,325	$95,277	$1,162,924	$1,060,354	$102,570
Federal Home Loan Bank advances	81,901	110,949	(29,048)	69,817	106,620	(36,803)
Trust preferred obligations	21,455	21,389	66	21,447	21,381	66

Total interest-bearing liabilities	1,265,958	1,199,663	66,295	1,254,188	1,188,355	65,833

Noninterest-bearing deposits	292,645	249,755	42,890	288,820	243,984	44,836
Other noninterest-bearing liabilities	10,448	9,147	1,301	10,547	9,966	581
Shareholders’ equity	140,417	120,324	20,093	137,803	120,860	16,943

Total liabilities and shareholders’ equity	$1,709,468	$1,578,889	$130,579	$1,691,358	$1,563,165	$128,193

Noninterest Income

Noninterest income increased $1.1 million, or 24% in the second quarter of 2003, and $2.6 million or 30% for the first six months of 2003 as compared with the same periods in 2002. Increases in noninterest income during these periods were in residential mortgage loan originations resulting from the effect of low interest rates; service charges and other fees from the growth in core deposits; and merchant services income. Income from mortgage banking increased by $554,000 or 98%, compared to second quarter 2002. Service charges and other fees increased $375,000 or 19%, and merchant service fees increased $284,000 or 23%, in the second quarter 2003 compared to second quarter 2002. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. During the second quarter of 2003 and the first six months of 2003, there were no sales of securities. In the second quarter 2002 and the first six months of 2002, the Company recorded net gains on sale of investment securities of $234,000.

Noninterest Expense

Total noninterest expense decreased 1% to $14.0 million for the second quarter of 2003 from $14.2 million for the second quarter of 2002. Total noninterest expense decreased to $27.7 million from $27.8 million for the first six months of 2003 compared to the same period in 2002, reflecting the Company’s continued emphasis on controlling costs. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding nonrecurring income and expense) was 62.61% for the second quarter 2003 and was 62.22% for the first six months of 2003, compared to 67.97% and 68.14% for the second quarter and first six months of 2002, respectively. The improvement in the efficiency ratio in the second quarter and first half of 2003 compared to a year ago was due to growth in noninterest income and control of noninterest expenses.

Income Taxes

The Company recorded income tax provisions of $2.0 million and $3.9 million for the second quarter and first six months of 2003, respectively, compared with provisions of $1.3 million and $551,000 for the same periods in 2002. The effective tax rate for the second quarter 2003 was 30%, and was 27% for the year-ended December 31, 2002. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Additionally, the Company assesses whether an impairment of a loan as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 18.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2003	% of Total	December 31, 2002	% of Total
Commercial business	$400,144	36.4%	$460,169	39.1%
Real estate:
One-to-four family residential	40,480	3.7	50,119	4.3
Commercial and five or more family residential commercial properties	449,592	40.9	447,662	38.1

Total real estate	490,072	44.6	497,781	42.4
Real estate construction:
One-to-four family residential	23,263	2.1	17,968	1.5
Commercial and five or more family residential commercial properties	84,466	7.7	93,490	7.9

Total real estate construction	107,729	9.8	111,458	9.4
Consumer	103,410	9.4	109,070	9.3
Sub-total loans	1,101,355	100.2	1,178,478	100.2
Less: Deferred loan fees	(2,680)	(0.2)	(2,625)	(0.2)
Total loans	$1,098,675	100.0%	$1,175,853	100.0%

Loans held for sale	$32,438		$22,102

Total loans (excluding loans held for sale) at June 30, 2003 decreased $77.2 million, to $1.10 billion from $1.18 billion at year-end 2002 largely due to decreases in commercial and commercial real estate construction loans.

Commercial Loans:    As of June 30, 2003, commercial loans decreased $60.0 million, or 13%, to $400.1 million from $460.2 million at year-end 2002, representing 36.4% of total loans at June 30, 2003 as compared with 39.1% of total loans at December 31, 2002. The Company is committed to providing competitive commercial lending in its market areas. Management believes the decline in commercial lending in 2001 and continuing through the second quarter of 2003 was primarily due to the slow economy which has resulted in lower line of credit usage as businesses reduced inventory and continued to pay down debt. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans:    Residential one-to-four family loans decreased $9.6 million, or 19%, to $40.5 million at June 30, 2003, representing 3.7% of total loans, compared with $50.1 million, or 4.3% of total loans at December 31, 2002. These loans are used by the Company to collateralize advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five or more family residential real estate lending increased $1.9 million, or 0.4%, to $449.6 million at June 30, 2003, representing 40.9% of total loans, from $447.7 million, or 38.1% of total loans at December 31, 2002. Generally, commercial and five or more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans:  The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $5.3 million, or 29%, to $23.3 million at June 30, 2003, representing 2.1% of total loans, from $18.0 million, or 1.5% of total loans at December 31, 2002. Commercial and five or more family real estate construction loans decreased $9.0 million, or 10%, to $84.5 million at June 30, 2003, representing 7.7% of total loans, from $93.5 million, or 7.9% of total loans at December 31, 2002.

In the current rate environment, the strongest demand has been for fixed rate commercial real estate loans. The Company continues to manage its interest rate risk by focusing on assets with relatively short durations. The Company limits its construction lending risk through adherence to sound underwriting and monitoring procedures.

Consumer Loans:  At June 30, 2003, the Company had $103.4 million of consumer loans outstanding, representing 9.4% of total loans, a decrease of $5.7 million, or 5%, compared with $109.1 million, at December 31, 2002. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 47% to $9.5 million, or 0.55% of period-end assets at June 30, 2003 from $18.2 million, or 1.07% of period-end assets at December 31, 2002. Total nonperforming assets have decreased 61% in the past twelve months, from $24.3 million and 1.53% of period-end assets at June 30, 2002.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

	June 30, 2003	December 31, 2002
	(in thousands)
Nonaccrual:
Commercial business	$4,857	$13,767
Real estate:
One-to-four family residential	263	139
Commercial and five or more family residential real estate	541	1,842
Real estate construction:
One-to-four family residential		920
Consumer	504	250

Total nonaccrual	6,165	16,918

Restructured:
One-to-four family residential construction	50	187

Total restructured	50	187

Total nonperforming loans	$6,215	$17,105

Real estate owned	$2,547	$130
Other personal property owned	769	916

Total nonperforming assets	$9,531	$18,151

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

Nonperforming loans were $6.2 million, or 0.57% of total loans (excluding loans held for sale) at June 30, 2003, compared to $17.1 million, or 1.45% of total loans at December 31, 2002. Nonaccrual loans decreased $10.8 million, or 64% from year-end 2002 to $6.2 million at June 30, 2003, as several loans were either paid, returned to accrual status, or were uncollectible. Those loans that were uncollectible were written-down or charged-off. Loans placed into nonaccrual during the second quarter 2003 were primarily commercial business loans. Restructured loans decreased to $50,000 at June 30, 2003, from $187,000 at December 31, 2002.

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

Real Estate and Other Personal Property Owned.  Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $2.4 million to $2.5 million at June 30, 2003, from $130,000 at December 31, 2002. During the second quarter of 2003, the Company sold a portion of one property and foreclosed on two loans secured by real estate. At June 30, 2003, REO consisted of six properties. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $147,000 during the first six months of 2003 to $769,000 from $916,000 at December 31, 2002. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

At June 30, 2003, the Company’s allowance for loan losses was $20.0 million, or 1.82% of total loans (excluding loans held for sale), 322% of nonperforming loans, and 210% of nonperforming assets. This compares with an allowance of $19.2 million, or 1.63% of the total loan portfolio, excluding loans held for sale, 112% of nonperforming loans, and 106% of nonperforming assets at December 31, 2002. In the second quarter 2003 the Company allocated $1.0 million to its provision for loan losses, compared to $2.0 million, a decrease of $1.0 million over the same period in 2002, due to improved credit quality in the loan portfolio and lower charge-offs. During the first six months of 2003 the Company contributed $2.6 million to its provision for loan losses, compared to $9.0 million in the first six months of 2002, a decrease of $6.4 million, primarily due to lower charge-offs than in the prior year.

Management is carefully monitoring the loan portfolio given the continued softness within the local economy, and will consider changes to the Company’s loan loss allowance if circumstances warrant. Management has continued to emphasize credit quality and strong loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Beginning balance	$19,272	$15,226	$19,171	$14,734
Charge-offs:
Commercial business	(487)	(1,562)	(1,936)	(4,707)
Real estate: Commercial and five or more family residential properties				(3,500)
Real estate construction: One-to-four family residential	(26)	(316)	(26)	(316)
Consumer	(62)	(111)	(168)	(121)

Total charge-offs	(575)	(1,989)	(2,130)	(8,644)
Recoveries:
Commercial business	285	65	325	81
Real estate: Commercial and five or more family residential properties				3
Real estate construction: One-to-four family residential	1	476	2	536
Consumer	11	9	26	12

Total recoveries	297	550	353	632

Net (charge-offs) recoveries	(278)	(1,439)	(1,777)	(8,012)
Provision charged to expense	1,000	1,980	2,600	9,045

Ending balance	$19,994	$15,767	$19,994	$15,767

Net loan charge-offs amounted to $278,000 and $1.8 million for the second quarter and first six months of 2003, respectively, compared with net loan charge-offs of $1.4 million and $8.0 million for the same periods in 2002. The $278,000 net charge-offs during the quarter were comprised of several loans, as was the prior period charge-offs. The net charge-offs during the first six months of 2002 were largely impacted by a single substantial problem credit relationship requiring a significant charge-off during the first quarter of 2002.

Securities

At June 30, 2003, the Company’s securities (securities available for sale and securities held to maturity) increased $48.3 million, or 15% from the securities balance at year-end 2002. The Company purchased $17.7 million, received principal payments of $59.5 million and did not sell any securities available for sale during the second quarter of 2003. During the first six months of 2003 the Company purchased $157.2 million, received principal payments of $109.4 million and did not sell any securities available for sale. Approximately 98% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale	June 30 2003	December 31 2002
	(in thousands)
U.S. Government agency	$237	$3,524
Corporate securities	3,600	3,200
Mortgage-backed securities	306,019	265,211
State & municipal securities	59,142	48,558
Other securities	1,014	1,020

Total	$370,012	$321,513

Securities Held to Maturity	June 30 2003	December 31 2002
	(in thousands)
State & municipal securities	$6,023	$6,192

Total	$6,023	$6,192

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit (demand deposit, savings, and money market accounts) accounts. Total deposits increased $55.2 million, or 4%, to $1.54 billion at June 30, 2003 from December 31, 2002. Core deposits increased $99.2 million, or 10% during the first six months of 2003 and certificate of deposit balances decreased $43.9 million, or 9% compared to year-end 2002. Average core deposits increased to $982.9 million during the second quarter of 2003, from $951.2 million in the fourth quarter 2002 and from $858.3 million in the second quarter of 2002.

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At June 30, 2003, brokered and other wholesale deposits (excluding public deposits) totaled $16.5 million, or 1.1% of total deposits, compared with $45.8 million, or 3.1% of total deposits at December 31, 2002. The brokered deposits have varied maturities up to seven years.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At June 30, 2003, the Company had short-term advances of $7.1 million, compared to $46.5 million at December 31, 2002. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

Trust preferred obligations

The Company’s $22 million of trust preferred obligations are at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.58%. At June 30, 2003 the rate on the Company’s trust preferred obligations was 4.88%. The Company can call the debt in 2006 for a premium and in 2011 at par, allowing the Company to retire the debt early if conditions are favorable.

Capital

Shareholders’ equity at June 30, 2003 was $144.9 million, up 9% from $132.4 million at December 31, 2002. The increase is due to net income of $9.2 million during the first six months of 2003 and unrealized gains in its securities available for sale portfolio, offset in part by cash dividends of $668,000. Shareholders’ equity was 8.40%, and 7.79% of total period-end assets at June 30, 2003, and December 31, 2002, respectively.

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

Columbia Bank qualifies as “well-capitalized” at June 30, 2003 and December 31, 2002.

	Columbia Banking System, Inc.		Columbia State Bank		Requirements
	6/30/2003	12/31/2002	6/30/2003	12/31/2002	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	13.49%	12.32%	13.00%	11.78%	8%	10%
Tier 1 risk-based capital ratio	12.24%	11.07%	11.75%	10.53%	4%	6%
Leverage ratio	9.51%	9.18%	9.16%	8.78%	4%	5%

Dividends

The Company paid its first cash dividend of $0.05 per share on May 21, 2003, to shareholders of record as of May 7, 2003. On July 24, 2003, the Company declared a quarterly cash dividend of $0.05 per share, payable on August 21, 2003, to shareholders of record as of August 7, 2003. Applicable Federal and Washington State regulations restrict cash capital distributions, including dividends, by institutions such as Columbia Bank. Such restrictions are tied to the institution’s capital levels after giving effect to distributions.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2003 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

PART II—OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on April 23, 2003, for the purpose of electing the Board of Directors.

All ten persons nominated were elected to hold office for the ensuing year.

Nominee	Votes “For”	Votes “Withheld”
Melanie J. Dressel	11,662,085	335,058
Jack Fabulich	11,660,760	336,383
John P. Folsom	11,663,982	333,161
Frederick M. Goldberg	11,700,185	296,958
John A. Halleran	11,707,830	289,313
Thomas M. Hulbert	11,664,176	332,967
Thomas L. Matson, Sr.	11,708,186	288,957
Donald Rodman	11,708,310	288,833
William T. Weyerhaeuser	10,541,375	1,455,768
James M. Will	11,663,840	333,303

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

On April 24, 2003 the Company filed an 8-K dated April 23, 2003 announcing a cash dividend. The press release was attached and incorporated by reference in its entirety.

On April 23, 2003 the Company filed an 8-K dated April 23, 2003 announcing its first quarter 2003 financial results. The press release was attached and incorporated by reference in its entirety.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 13, 2003	By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2003	By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)