Form 10-Q
period 2003-09-30
COLUMBIA BANKING SYSTEM INC
filed 2003-11-14
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

The number of shares of the issuer’s Common Stock outstanding at October 31, 2003 was 13,398,041

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2003	2002	2003	2002
Interest Income
Loans	$16,969	$19,976	$53,442	$60,384
Securities available for sale	2,945	2,814	9,599	8,356
Securities held to maturity	41	52	128	164
Deposits with banks	77	129	122	184

Total interest income	20,032	22,971	63,291	69,088

Interest Expense
Deposits	4,260	6,020	14,236	18,834
Federal Home Loan Bank advances	16	427	616	1,632
Trust preferred obligations	267	305	817	920

Total interest expense	4,543	6,752	15,669	21,386

Net Interest Income	15,489	16,219	47,622	47,702
Provision for loan losses	250	4,035	2,850	13,080

Net interest income after provision for loan losses	15,239	12,184	44,772	34,622

Noninterest Income
Service charges and other fees	2,417	2,347	7,163	6,265
Mortgage banking	1,109	900	3,307	2,059
Merchant services fees	1,687	1,412	4,495	3,691
Gain on sale of investment securities, net		183		417
Bank owned life insurance (BOLI)	385	332	1,151	936
Other	434	334	1,204	824

Total noninterest income	6,032	5,508	17,320	14,192

Noninterest Expense
Compensation and employee benefits	7,591	7,285	22,145	21,984
Occupancy	2,271	2,086	6,668	6,107
Merchant processing	707	584	1,841	1,507
Advertising and promotion	367	313	1,419	1,636
Data processing	509	446	1,425	1,378
Legal and professional services	398	530	1,382	1,339
Taxes, licenses and fees	447	436	1,259	1,287
Net cost (gain) of other real estate owned	61	(1,159)	98	(1,193)
Other	1,940	1,952	5,792	6,273

Total noninterest expense	14,291	12,473	42,029	40,318

Income before income taxes	6,980	5,219	20,063	8,496
Provision for income taxes	2,085	1,532	5,972	2,083

Net Income	$4,895	$3,687	$14,091	$6,413

Net income per common share:
Basic	$0.37	$0.28	$1.05	$0.49
Diluted	0.36	0.28	1.04	0.48
Dividends paid per common share	$0.05		$0.10
Average number of common shares outstanding	13,391	13,172	13,358	13,158
Average number of diluted common shares outstanding	13,581	13,325	13,511	13,307

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$60,216	$67,058
Interest-earning deposits with banks	34,110	18,425

Total cash and cash equivalents	94,326	85,483

Securities available for sale at fair value (amortized cost of $419,964 and $320,499, respectively)	418,114	321,513
Securities held to maturity (fair value of $5,476 and $6,412, respectively)	5,307	6,192
Federal Home Loan Bank stock	10,039	9,707
Loans held for sale	18,227	22,102
Loans, net of unearned income of $2,662 and $2,625, respectively	1,071,201	1,175,853
Less: allowance for loan losses	20,331	19,171

Loans, net	1,050,870	1,156,682

Interest receivable	6,913	6,710
Premises and equipment, net	51,321	52,921
Real estate owned	1,503	130
Other	42,336	38,173

Total Assets	$1,698,956	$1,699,613

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$313,994	$299,862
Interest-bearing	1,204,850	1,187,291

Total deposits	1,518,844	1,487,153

Federal Home Loan Bank advances		46,470
Trust preferred obligations	21,482	21,433
Other liabilities	14,102	12,173

Total liabilities	1,554,428	1,567,229

Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

September 30, December 31,
Common stock (no par value) 2003 2002
Authorized shares 60,032 60,032
Issued and outstanding 13,394 13,310	112,280	111,028
Retained earnings	33,450	20,696
Accumulated other comprehensive income -
Unrealized (losses) gains on securities available for sale, net of tax	(1,202)	660

Total shareholders’ equity	144,528	132,384

Total Liabilities and Shareholders’ Equity	$1,698,956	$1,699,613

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount
Balance at January 1, 2002	13,207	$101,892	$17,779	$(705)	$118,966
Comprehensive income:
Net income for 2002			10,885
Reclassification of net gains on securities available for sale included in net income, net of tax of $213				(397)
Change in unrealized gains (losses) on securities available for sale, net of tax of $949				1,762
Total comprehensive income					12,250
Issuance of stock under stock option and other plans	103	1,168			1,168
Issuance of shares of common stock—5% stock dividend		7,968	(7,968)

Balance at December 31, 2002	13,310	111,028	20,696	660	132,384

Comprehensive income:
Net income for 2003			14,091
Change in unrealized gains (losses) on securities available for sale, net of tax of $1,003				(1,862)
Total comprehensive income					12,229
Issuance of stock under stock option and other plans	84	1,252			1,252
Cash dividends declared on common stock			(1,337)		(1,337)

Balance at September 30, 2003	13,394	$112,280	$33,450	$(1,202)	$144,528

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2003	2002
Operating Activities
Net income	$14,091	$6,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,850	13,080
Deferred income tax (benefit) expense	(1,122)	426
Gains on sale of real estate owned and other personal property owned	(29)	(53)
Depreciation and amortization	7,312	3,261
Net realized gain on sale of assets	(25)	(419)
Decrease in loans held for sale	3,875	8,243
Increase in interest receivable	(203)	(422)
Decrease in interest payable	(990)	(2,757)
Stock dividends from Federal Home Loan Bank stock	(332)	(416)
Net changes in other assets and liabilities	655	(12,227)

Net cash provided by operating activities	26,082	15,129

Investing Activities

Proceeds from sales of securities available for sale		12,733
Proceeds from maturities of securities available for sale	3,121	449
Purchases of securities available for sale	(12,205)	(20,089)
Proceeds from maturities of mortgage-backed securities available for sale	177,925	28,674
Purchases of mortgage-backed securities available for sale	(274,623)	(113,419)
Proceeds from maturities of securities held to maturity	888	1,068
Loans originated and acquired, net of principal collected	101,340	(13,072)
Purchases of premises and equipment	(1,389)	(4,092)
Proceeds from disposal of premises and equipment	82	38
Proceeds from sale of real estate owned and other personal property owned	2,437	2,520

Net cash used by investing activities	(2,424)	(105,190)

Financing Activities

Net increase in deposits	31,691	130,978
Proceeds from Federal Home Loan Bank advances	107,400	110,500
Repayment of FHLB advances	(153,870)	(84,863)
Cash dividends paid on common stock	(1,337)
Proceeds from issuance of common stock, net	1,252	954
Other, net	49	50

Net cash (used) provided by financing activities	(14,815)	157,619
Increase in cash and cash equivalents	8,843	67,558
Cash and cash equivalents at beginning of period	85,483	66,989

Cash and cash equivalents at end of period	$94,326	$134,547

Supplemental information:
Cash paid for interest	$16,659	$24,144
Cash paid for income taxes	5,426	2,605
Loans foreclosed and transferred to real estate owned or other personal property owned	3,565	8,099

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

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 190,000 and 153,000 for the three months ended September 30, 2003 and 2002, respectively, and 153,000 and 149,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Company has a stock option plan and applies APB Opinion 25, Accounting for Stock issued to Employees, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates consistent with Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands, except per share)	For the three months ended Sept 30, 2003	For the three months ended Sept 30, 2002	For the nine months ended Sept 30, 2003	For the nine months ended Sept 30, 2002
Net income attributable to common stock:
As reported	$4,895	$3,687	$14,091	$6,413
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of related tax effects	106	139	360	442

Pro forma net income	$4,789	$3,548	$13,731	$5,971

Net income per common share:
Basic:
As reported	$0.37	$0.28	$1.05	$0.49
Pro forma	0.36	0.27	1.03	0.45
Diluted:
As reported	$0.36	$0.28	$1.04	$0.48
Pro forma	0.35	0.27	1.02	0.45

3. Cash Dividend

The Company paid its first cash dividend of $0.05 per share on May 21, 2003 to shareholders of record at the close of business May 7, 2003. On July 23, 2003 the Company declared a cash dividend of $0.05 per share, payable on August 21, 2003 to shareholders of record at the close of business August 7, 2003. On October 23, 2003 the Company declared a cash dividend of $0.05 per share, payable on November 19, 2003 to shareholders of record at the close of business November 5, 2003.

4. New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not materially impact the Company’s consolidated results of operations, financial position, or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effects related to its trust preferred obligations, and any related regulatory effects, does not currently believe the interpretation will have significant effects. The possible effect of the interpretation on the trust preferred obligations would be to reclassify them as subordinated debt on the Company’s consolidated balance sheet.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” The statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. SFAS 150 is effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact the Company’s consolidated results of operations, financial position, or cash flows.

5. Business Segment Information

The Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices. Real estate lending offers single-family residential, multi-family residential, and commercial real estate loans, with their associated loan servicing activities.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Changes in net interest income and total assets for the three and nine month periods ending September 30, 2003 as compared to September 30, 2002 reflect transfers of loans from retail banking to commercial banking.

Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended September 30, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$4,965	$5,842	$3,614	$818	$15,239
Other income	239	1,725	1,108	2,960	6,032
Other expense	(1,083)	(3,775)	(711)	(8,722)	(14,291)

Contribution to overhead and profit	$4,121	$3,792	$4,011	$(4,944)	$6,980
Income taxes					2,085

Net income					$4,895

Total assets	$406,090	$478,719	$276,825	$537,322	$1,698,956

	Three Months Ended September 30, 2002
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$2,989	$8,789	$3,505	$(3,099)	$12,184
Other income	254	1,634	910	2,710	5,508
Other expense	(742)	(4,768)	(639)	(6,324)	(12,473)

Contribution to overhead and profit	$2,501	$5,655	$3,776	$(6,713)	$5,219
Income taxes					1,532

Net income (loss)					$3,687

Total assets	$344,458	$599,434	$327,861	$389,617	$1,661,370

	Nine Months Ended September 30, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$10,723	$22,167	$11,165	$717	$44,772
Other income	650	5,253	3,319	8,098	17,320
Other expense	(2,709)	(13,032)	(1,865)	(24,423)	(42,029)

Contribution to overhead and profit	$8,664	$14,388	$12,619	$(15,608)	$20,063
Income taxes					5,972

Net income					$14,091

Total assets	$406,090	$478,719	$276,825	$537,322	$1,698,956

	Nine Months Ended September 30, 2002
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$8,560	$24,566	$11,387	$(9,891)	$34,622
Other income	631	4,271	2,072	7,218	14,192
Other expense	(2,150)	(14,380)	(2,063)	(21,725)	(40,318)

Contribution to overhead and profit	$7,041	$14,457	$11,396	$(24,398)	$8,496
Income taxes					2,083

Net income					$6,413

Total assets	$344,458	$599,434	$327,861	$389,617	$1,661,370

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

The Company has established a network of 35 branches as of September 30, 2003 from which it intends to grow market share. Twenty-one branches are located in Pierce County, nine in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Effective November 21, 2003, the Company will consolidate its Bellevue Plaza operations to its Bellevue Way location, which is approximately three blocks away. Given the current softness in the Pacific Northwest economy, the Company has moderated its physical expansion and does not have any additional branches planned in 2003.

Business Strategy

The Company’s strategy to improve earnings and shareholder value is to leverage its branch network to grow market share by meeting the needs of current and prospective customers with its wide range of financial products and services and outstanding customer service. In addition, the Company will continue to focus on asset quality, expanding revenue, and expense control. The Company regularly evaluates its business processes to benefit customers, create cost efficiencies, and increase profitability.

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

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services Columbia offers include tailored loan products, Cash Management Services, Columbia On-Line™, International Services, Merchant Card Services and Investment Services.

Market Area

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. Additionally, several military bases are located in the Company’s market areas. The Washington economy and that of the Puget Sound region continued the slowdown started in 2001 through the third quarter of 2003. Commercial airline and aerospace industries remained slow in the Puget Sound region, as the Boeing Company and many local manufacturing companies that supply the industry reduced their production and employment levels.

Federal military and defense spending is expected to have a positive economic impact on the area in light of the large military bases located in the region. Boeing has won additional defense contracts; however, only limited job creation from these contracts is anticipated. Although unemployment remained stable in August and September 2003, Washington state continues to hold the third highest unemployment level in the nation. Economic indicators signal the region is slowly recovering and the Puget Sound economy is expected to range from flat to slight growth in 2003. The South Sound region, where over 75% of the Company’s market is centered, is predicted to lead the state in economic activity in 2003.

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

Net Income

Net income for the third quarter of 2003 was $4.9 million, or $0.36 per diluted share, an increase of 33% compared to $3.7 million, or $0.28 per diluted share, for the third quarter of 2002. Net income for the first nine months ended September 30, 2003 was $14.1 million, or $1.04 per diluted share, compared to $6.4 million, or $0.48 per diluted share, for the same period in 2002. The increase in net income is due primarily to increased noninterest income and significantly lower loan loss provisions than in the prior year. Growth of the Company’s net income is impacted significantly by the Company’s ability to grow its loan portfolio with quality credits, which will be influenced in part by the Pacific Northwest economy.

Total Revenue

During the third quarter of 2003, total revenue (net interest income plus noninterest income), was $21.5 million, a decrease of $206,000, or 1% from the third quarter of 2002. Total revenue for the first nine months of 2003 increased $3.0 million, or 5%, to $64.9 million from $61.9 million for the first nine months of 2002. The decreased total revenue in the third quarter 2003 compared to 2002 was due to lower net interest income, offset in part by improved noninterest income. For the nine month period the increases were primarily due to increased noninterest income compared to the same period a year ago. Noninterest income grew in residential lending, service charges and other fees, and merchant services.

Net Interest Income

Net interest income for the third quarter of 2003 decreased 5% to $15.5 million, from $16.2 million in the third quarter of 2002. For the nine months ended September 30, 2003, net interest income decreased $80,000 to $47.6 million from $47.7 million for the same period in 2002. Interest income decreased in the third quarter and the first nine months of 2003 compared to the same periods in 2002 due to lower interest rates and lower average loan balances. In the third quarter and first nine months of 2003, the Company grew core deposits and continued to manage its deposit costs, resulting in lower interest expense.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.16 % in the third quarter of 2003 from 4.52% in the third quarter of 2002. The net interest margin was impacted by a 50 basis point decrease in the prime rate in the fourth quarter of 2002 and a 25 basis point decrease in June 2003. (A basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%.) Average interest-earning assets grew to $1.51 billion, or 4%, during the third quarter of 2003, compared with $1.45 billion for the same period in 2002. The yield on average interest-earning assets decreased 101 basis points to 5.35% during the third quarter of 2003 compared with 6.36 % during the same period of 2002. In comparison, average interest-bearing liabilities were unchanged at $1.21 billion compared with the same period in 2002. The average cost of interest-bearing liabilities decreased 73 basis points to 1.49% during the third quarter of 2003 from 2.22% in the same period of 2002.

For the first nine months of 2003, net interest margin decreased to 4.26%, from 4.53% for the same period in 2002. Average interest-earning assets grew to $1.53 billion, or 7%, during the first nine months of 2003, compared with $1.43 billion for the same period in 2002. The yield on average interest-earning assets decreased 90 basis points to 5.63% during the first nine months of 2003 compared with 6.53% during the same period of 2002. In comparison, average interest-bearing liabilities grew to $1.24 billion, or 4%, compared with $1.19 billion for the same period in 2002, and the average cost of interest-bearing liabilities decreased 70 basis points to 1.69% during the first nine months of 2003 from 2.39% in the same period of 2002.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

  Columbia Banking System, Inc.

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
(in thousands)	2003	2002		2003	2002
ASSETS
Loans	$1,115,637	$1,178,493	$(62,856)	$1,144,924	$1,182,924	$(38,000)
Securities	367,246	242,844	124,402	369,314	235,751	133,563
Interest-earning deposits with banks	31,701	30,162	1,539	15,840	14,518	1,322

Total interest-earning assets	1,514,584	1,451,499	63,085	1,530,078	1,433,193	96,885

Other earning assets	30,918	27,722	3,196	29,416	24,196	5,220
Noninterest-earning assets	130,690	128,610	2,080	126,753	120,828	5,925

Total assets	$1,676,192	$1,607,831	$68,361	$1,686,247	$1,578,217	$108,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,183,442	$1,114,269	$69,173	$1,169,838	$1,078,523	$91,315
Federal Home Loan Bank advances	4,364	72,375	(68,011)	47,760	95,080	(47,320)
Trust preferred obligations	21,472	21,406	66	21,455	21,389	66

Total interest-bearing liabilities	1,209,278	1,208,050	1,228	1,239,053	1,194,992	44,061
Noninterest-bearing deposits	312,674	264,127	48,547	296,859	250,772	46,087
Other noninterest-bearing liabilities	11,032	10,233	799	10,710	10,056	654
Shareholders’ equity	143,208	125,421	17,787	139,625	122,397	17,228

Total liabilities and shareholders’ equity	$1,676,192	$1,607,831	$68,361	$1,686,247	$1,578,217	$108,030

Noninterest Income

Noninterest income increased $524,000, or 10% in the third quarter of 2003, and $3.1 million or 22% for the first nine months of 2003 as compared with the same periods in 2002. Increases in noninterest income during these periods were in residential mortgage loan originations resulting from the effect of low mortgage interest rates; service charges and other fees from the growth in core deposits; and merchant services income. Income from mortgage banking increased by $209,000 or 23%, compared to third quarter 2002. Service charges and other fees increased $70,000 or 3%, and merchant service fees increased $275,000 or 19%, in the third quarter 2003 compared to third quarter 2002. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. During the first nine months of 2003, there were no sales of securities. In the third quarter 2002 and the first nine months of 2002, the Company recorded net gains on sale of investment securities of $183,000 and $417,000, respectively.

Noninterest Expense

Total noninterest expense increased 15% to $14.3 million for the third quarter of 2003 from $12.5 million for the third quarter of 2002. During the third quarter 2002, the Company received a one-time lease termination payment of $1.2 million from the tenant of a property in OREO. Excluding this payment, total noninterest expense increased 5% to $14.3 million for the third quarter 2003 compared to $13.6 million in the prior year. Total noninterest expense increased 4% to $42.0 million from $40.3 million for the first nine months of 2003 compared to the same period in 2002. Excluding the net gain on OREO, total noninterest expense increased 1% during the first nine months of 2003 compared to 2002.

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain on sale of investment securities and net cost (gain) of OREO] was 64.36% for the third quarter 2003 and was 62.87% for the first nine months of 2003, compared to 61.86% and 65.99% for the third quarter and first nine months of 2002, respectively. The third quarter 2003 efficiency ratio was impacted by lower interest income due to lower interest rates and decreased loan balances compared to the prior year. The improvement in the efficiency ratio in the first nine months of 2003 compared to a year ago was due to growth in noninterest income and control of noninterest expenses.

Income Taxes

The Company recorded income tax provisions of $2.1 million and $6.0 million for the third quarter and first nine months of 2003, respectively, compared with provisions of $1.5 million and $2.1 million for the same periods in 2002. The effective tax rate for the third quarter 2003 was 30%, and was 27% for the year-ended December 31, 2002. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 18.

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

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2003	% of Total	December 31, 2002	% of Total
Commercial business	$380,945	35.6%	$460,169	39.1%

Real estate:
One-to-four family residential	44,336	4.1	50,119	4.3
Commercial and five or more family residential commercial properties	471,553	44.1	447,662	38.1

Total real estate	515,889	48.2	497,781	42.4

Real estate construction:
One-to-four family residential	16,116	1.5	17,968	1.5
Commercial and five or more family residential commercial properties	59,168	5.5	93,490	7.9

Total real estate construction	75,284	7.0	111,458	9.4

Consumer	101,745	9.5	109,070	9.3

Sub-total loans	1,073,863	100.3	1,178,478	100.2
Less: Deferred loan fees	(2,662)	(0.3)	(2,625)	(0.2)

Total loans	$1,071,201	100.0%	$1,175,853	100.0%

Loans held for sale	$18,227		$22,102

Total loans (excluding loans held for sale) at September 30, 2003 decreased $104.7 million, to $1.07 billion from $1.18 billion at year-end 2002 largely due to decreases in commercial and commercial real estate construction loans.

Commercial Loans: As of September 30, 2003, commercial loans decreased $79.2 million, or 17%, to $380.9 million from $460.2 million at year-end 2002, representing 35.6% of total loans at September 30, 2003 as compared with 39.1% of total loans at December 31, 2002. The Company is committed to providing competitive commercial lending in its market areas. Management believes the decline in commercial lending in 2001 and continuing through the third quarter of 2003 was due in part to the slow economy which has resulted in lower line of credit demand and usage as businesses reduced overhead and continued to pay down debt. Additionally, loans have decreased due to problem loan resolutions and the Company’s management of interest rate risk in its loan portfolio by focusing on variable rate and shorter-term loans. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans decreased $5.8 million, or 12%, to $44.3 million at September 30, 2003, representing 4.1% of total loans, compared with $50.1 million, or 4.3% of total loans at December 31, 2002. These loans are used by the Company to collateralize advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five or more family residential real estate lending increased $23.9 million, or 5%, to $471.6 million at September 30, 2003, representing 44.1% of total loans, from $447.7 million, or 38.1% of total loans at December 31, 2002. Generally, commercial and five or more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $1.9 million, or 10%, to $16.1 million at September 30, 2003, representing 1.5% of total loans, from $18.0 million, or 1.5% of total loans at December 31, 2002. Commercial and five or more family real estate construction loans decreased $34.3 million, or 37%, to $59.2 million at September 30, 2003, representing 5.5% of total loans, from $93.5 million, or 7.9% of total loans at December 31, 2002.

In the current rate environment, the strongest demand has been for fixed rate commercial real estate loans. The Company continues to manage its interest rate risk by focusing on assets with relatively short durations. The Company limits its construction lending risk through adherence to sound underwriting and monitoring procedures.

Consumer Loans: At September 30, 2003, the Company had $101.7 million of consumer loans outstanding, representing 9.5% of total loans, a decrease of $7.3 million, or 7%, compared with $109.1 million, at December 31, 2002. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 50% to $9.0 million, or 0.53% of period-end assets at September 30, 2003 from $18.2 million, or 1.07% of period-end assets at December 31, 2002. Total nonperforming assets have decreased 58% in the past twelve months, from $21.3 million and 1.28% of period-end assets at September 30, 2002.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	September 30, 2003	December 31, 2002
Nonaccrual:
Commercial business	$4,148	$13,767
Real estate:
One-to-four family residential	445	139
Commercial and five or more family residential real estate	1,065	1,842
Real estate construction:
One-to-four family residential	664	920
Consumer	484	250

Total nonaccrual	6,806	16,918

Restructured:
One-to-four family residential construction		187

Total restructured		187

Total nonperforming loans	$6,806	$17,105

Real estate owned	$1,503	$130
Other personal property owned	700	916

Total nonperforming assets	$9,009	$18,151

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

Nonperforming loans were $6.8 million, or 0.64% of total loans (excluding loans held for sale) at September 30, 2003, compared to $17.1 million, or 1.45% of total loans at December 31, 2002. Nonaccrual loans decreased $10.1 million, or 60% from year-end 2002 to $6.8 million at September 30, 2003, as several loans were either paid, returned to accrual status, or were uncollectible. Those loans that were uncollectible were written-down or charged-off. Loans placed into nonaccrual during the third quarter 2003 were relatively evenly distributed among commercial business, residential construction, commercial real estate and residential real estate loans. Restructured loans were paid off during the third quarter 2003, resulting in no balance at September 30, 2003 compared to a balance of $187,000 at December 31, 2002.

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

Real Estate and Other Personal Property Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $1.4 million to $1.5 million at September 30, 2003, from $130,000 at December 31, 2002. During the third quarter of 2003, the Company sold two properties and a portion of another property for gains on sales of $16,000, and acquired one property in foreclosure proceedings during the quarter. At September 30, 2003, REO consisted of five properties. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $216,000 during the first nine months of 2003 to $700,000 from $916,000 at December 31, 2002. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

At September 30, 2003, the Company’s allowance for loan losses was $20.3 million, or 1.90% of total loans (excluding loans held for sale), 299% of nonperforming loans, and 226% of nonperforming assets. This compares with an allowance of $19.2 million, or 1.63% of the total loan portfolio, excluding loans held for sale, 112% of nonperforming loans, and 106% of nonperforming assets at December 31, 2002. In the third quarter 2003 the Company allocated $250,000 to its provision for loan losses, compared to $4.0 million in the third quarter of 2002, a decrease of $3.8 million due to improved credit quality in the loan portfolio and lower charge-offs. During the first nine months of 2003 the Company contributed $2.9 million to its provision for loan losses, compared to $13.1 million in the first nine months of 2002, a decrease of $10.2 million, or 78%, primarily due to lower charge-offs than in the prior year.

Management is carefully monitoring the loan portfolio given the continued softness within the local economy, and will consider changes to the Company’s loan loss allowance if circumstances warrant. Management has continued to emphasize credit quality and strong loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Beginning balance	$19,994	$15,767	$19,171	$14,734
Charge-offs:
Commercial business	(10)	(1,142)	(1,946)	(5,849)
Real estate: One-to-four family residential		(6)		(6)
Real estate: Commercial and five or more family residential properties				(3,500)
Real estate construction: One-to-four family residential			(26)	(316)
Consumer	(38)	(304)	(207)	(425)

Total charge-offs	(48)	(1,452)	(2,179)	(10,096)
Recoveries:
Commercial business	118	73	443	154
Real estate: Commercial and five or more family residential properties				3
Real estate construction: One-to-four family residential	1	1	4	537
Consumer	16	2	42	14

Total recoveries	135	76	489	708

Net recoveries (charge-offs)	87	(1,376)	(1,690)	(9,388)

Provision charged to expense	250	4,035	2,850	13,080

Ending balance	$20,331	$18,426	$20,331	$18,426

In the third quarter 2003, net recoveries were $87,000 while the first nine months of 2003 had net loan charge-offs of $1.7 million. Net loan charge-offs were $1.4 million and $9.4 million for the third quarter and first nine months of 2002, respectively. The $87,000 in net recoveries during the quarter were comprised of several loans, as were the prior period charge-offs. The net charge-offs during the first nine months of 2002 were largely impacted by a single substantial problem credit relationship requiring a significant charge-off during the first quarter of 2002.

Securities

At September 30, 2003, the Company’s securities (securities available for sale and securities held to maturity) increased $95.7 million, or 29% to $423.4 million from $327.7 million at year-end 2002. The Company purchased $129.7 million, received principal payments of $72.5 million and did not sell any securities available for sale during the third quarter of 2003. During the first nine months of 2003 the Company purchased $286.8 million, received principal payments of $181.9 million and did not sell any securities available for sale. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

(in thousands)	September 30 2003	December 31 2002
U.S. Government agency	$5,225	$3,524
Corporate securities	3,327	3,200
Mortgage-backed securities	352,372	265,211
State & municipal securities	56,187	48,558
Other securities	1,003	1,020

Total	$418,114	$321,513

Securities Held to Maturity

(in thousands)	September 30 2003	December 31 2002
State & municipal securities	$5,307	$6,192

Total	$5,307	$6,192

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $31.7 million, or 2%, to $1.52 billion at September 30, 2003 from December 31, 2002. Core deposits (demand deposit, savings, and money market accounts) increased $89.5 million, or 9% during the first nine months of 2003 and certificate of deposit balances decreased $57.8 million, or 11% compared to year-end 2002. Average core deposits increased to $1.04 billion during the third quarter of 2003, from $951.2 million in the fourth quarter 2002 and from $893.5 million in the third quarter of 2002.

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At September 30, 2003, brokered and other wholesale deposits (excluding public deposits) totaled $16.4 million, or 1% of total deposits, compared with $45.8 million, or 3.1% of total deposits at December 31, 2002. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At September 30, 2003, the Company had no FHLB advances, compared to advances of $46.5 million at December 31, 2002. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

Trust preferred obligations

The Company’s $22 million of trust preferred obligations are at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.58%. At September 30, 2003 the rate on the Company’s trust preferred obligations was 4.69%. The Company can call the debt in 2006 for a premium and in 2011 at par, allowing the Company to retire the debt early if conditions are favorable.

Capital

Shareholders’ equity at September 30, 2003 was $144.5 million, up 9% from $132.4 million at December 31, 2002. The increase is due to net income of $14.1 million during the first nine months of 2003, offset in part by cash dividends of $1.3 million and unrealized losses in its securities available for sale portfolio. Shareholders’ equity was 8.51%, and 7.79% of total period-end assets at September 30, 2003, and December 31, 2002, respectively.

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

Columbia Bank qualifies as “well-capitalized” at September 30, 2003 and December 31, 2002.

	Columbia Banking System, Inc.		Columbia State Bank		Requirements
	9/30/2003	12/31/2002	9/30/2003	12/31/2002	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	13.94%	12.32%	13.60%	11.78%	8%	10%
Tier 1 risk-based capital ratio	12.69%	11.07%	12.35%	10.53%	4%	6%
Leverage ratio	9.88%	9.18%	9.64%	8.78%	4%	5%

Dividends

The Company paid its first cash dividend of $0.05 per share on May 21, 2003, to shareholders of record as of May 7, 2003. On July 24, 2003, the Company declared a quarterly cash dividend of $0.05 per share, payable on August 21, 2003, to shareholders of record as of August 7, 2003. On October 23, 2003, the Company declared a quarterly cash dividend of $0.05 per share, payable on November 19, 2003, to shareholders of record as of November 5, 2003. Applicable Federal and Washington State regulations restrict cash capital distributions, including dividends, by institutions such as Columbia Bank. Such restrictions are tied to the institution’s capital levels after giving effect to distributions.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2003 the Company had not repurchased any shares of common stock in this current stock repurchase program.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date November 13, 2003	By	/s/ Melanie J. Dressel
Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date November 13, 2003	By	/s/ Gary R. Schminkey
Gary R. Schminkey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)