Form 10-K
period 2003-12-31
COLUMBIA BANKING SYSTEM INC
filed 2004-03-12
CIK 887343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

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

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 28, 2003 was $237,662,915 based on the closing sale price of the Common Stock on that date.

The aggregate market value of Common Stock held by non-affiliates of registrant at January 31, 2004 was $297,429,833. The number of shares of registrant’s Common Stock outstanding at January 31, 2004 was 13,446,195.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement Dated March 15, 2004	Part III

COLUMBIA BANKING SYSTEM, INC

i

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Columbia’s style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in Columbia’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on Columbia than expected and adversely affect Columbia’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which Columbia is engaged; and (7) the Company’s ability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ii

THE COMPANY

General

Columbia Banking System, Inc. (the “Company”) is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank (“Columbia Bank”), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 34 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Management Team

Melanie J. Dressel was named Chief Executive Officer of the Company in February 2003 in addition to her duties as President. Ms. Dressel continues to serve as the President and Chief Executive Officer of Columbia Bank, serving in this capacity since 2000. Gary Schminkey has served as the Company’s Executive Vice President and Chief Financial Officer since 1998 and Tex Whitney has served as the Company’s Executive Vice President-Human Resources since 1998. In January 2004, Mark Nelson, an Executive Vice President and Senior Credit Officer since October 2002 was named Chief Banking Officer for Columbia Bank. In this new position, Mr. Nelson will lead the Bank’s commercial and consumer lending and branch functions, as well as private banking, marketing, cash management and international activities. The Company is actively seeking to fill the Senior Credit Officer position now vacant after Mr. Nelson’s new appointment. The Senior Credit Officer is responsible for the credit quality of the loan portfolio.

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

The Company has established a network of 34 branches as of December 31, 2003 from which it intends to grow market share. Twenty-one branches are located in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. In November 2003, the Company consolidated the operations of its two Bellevue, Washington branches into the remodeled Bellevue Way location. The Company closed its storefront branch in the Issaquah Commons area in May 2003. Although the Company would ultimately like to serve this market area, the branch was not performing up to expectations. While the Company has no immediate plans for new branches, new markets and locations are reviewed on an ongoing basis and the bank will take advantage of branching opportunities as they arise.

In order to fund its lending activities and to allow for increased contact with customers, the Company utilizes a branch system to better serve retail and business customer depositors. The Company believes this mix of funding sources will enable it to expand lending activities while attracting a stable core deposit base. In order to support its strategy of market penetration and increased profitability, while continuing its personalized banking approach and its commitment to asset quality, the Company has invested in experienced branch, lending and administrative personnel and has incurred related costs in the creation of its branch network. Many of these branches are becoming established in their markets, and management anticipates that the Company’s expense ratios will decline as its branches mature.

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

Management believes consolidation among financial institutions in its market area has created significant gaps in the ability of large banks to serve certain customers, particularly the Company’s target customer base of small and medium-sized businesses, professionals and other individuals. The Company’s business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company’s strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it serves. It is the Company’s desire to be the community bank in all the communities it serves.

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services available include tailored loan products, Cash Management Services, Private Banking, Columbia On-Line™, International Services, Merchant Services and Investment Services. Cash Management services enable customers to assess, monitor and manage cash flows effectively and efficiently through a variety of tools, including account analysis, sweep accounts, ACH and other electronic banking services. Many cash management customers enjoy the convenience of utilizing these services from their computer through Columbia On-LineTM, the Company’s online banking service. In addition, online banking customers are able to conduct a full range of services on a real time basis, including balance inquiries, transfers, bill paying, loan information, and check image viewing.

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

Market Area

The economy of the Company’s principal market areas, while primarily dependent upon aerospace, foreign trade and natural resources, including agriculture and timber, has become more diversified over the past decade. In recent years the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms has added to the economic base of the region. Additionally, several military bases are located in the Company’s market areas. The Washington economy and that of the Puget Sound region, after generally experiencing strong growth and stability for several years, continued the slowdown started in 2001 through most of 2003 after generally experiencing strong growth and stability for several years. Commercial airline and aerospace industries remained slow in the Puget Sound region, as the Boeing Company and many local manufacturing companies that supply the aerospace industry reduced their production and employment levels. The Boeing Company eliminated approximately 40,000 positions during 2002 and 2003. Boeing recently announced that it had selected its Everett, Washington facility for the construction of the new “7E7” commercial jet; however, the timing and economic impact of these activities is unknown at this time.

Federal military and defense spending is expected to have a positive economic impact on the area in light of the large military bases located in the region, notwithstanding an agreement by the U.S. Congress to authorize an additional round of base closures in 2005.

Although unemployment remained stable in the second half of 2003, Washington State continued to have the third highest unemployment level in the nation. Economic indicators signal the region is slowly recovering and the Puget Sound economy is expected to range from flat to slight growth in 2004. The South Sound region, where over 75% of the Company’s markets are centered, is predicted to lead the state in economic activity in 2004. Specifically, Pierce County, the headquarters of Columbia Bank, is expected to grow at a 3.1% rate (“Pierce County Economic Index”) during 2004.

Pierce County is located in the South Puget Sound region and Tacoma is the largest city in the county. With 21 branch offices in Pierce County at the end of 2003, the Company has positioned itself to increase its market share in this County of approximately 734,000 residents, the second most populous county in Washington State. The Port of Tacoma is one of the only West Coast ports with land available for expansion and has experienced growth in international trade and traffic during the past several years. The Port of Tacoma started a $300 million expansion, with a new terminal scheduled for completion in late 2004. The new terminal is anticipated to be the largest single container terminal, capable of handling the largest volume of container traffic north of Los Angeles. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County’s total employment. The US Army has designated Fort Lewis as one of its select high-tech large-scale urban combat training bases, which is expected to increase employment and business activity in the area.

To the north of Tacoma, King County is Washington’s most populous at 1.8 million residents. In Seattle, the State’s largest city, the Company has a banking office in the downtown business sector. Bellevue and Redmond, where the Company has banking offices, are located in a geographic area known as the “Eastside,” a metropolitan area with a population of approximately 264,000 that includes several King County cities located east of Seattle. A large portion of that economy is linked to the aerospace, construction, computer software and biotechnology industries. Microsoft is headquartered northeast of Bellevue and several biotech firms are located on the Eastside. Household incomes in the Eastside are among the highest in Washington.

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

The Company’s market area also includes the Longview and Woodland communities in southwest Washington, the State’s capital of Olympia, and Port Orchard in Kitsap County. Both Olympia and Port Orchard are located in the South Puget Sound region with government related employment in their respective counties contributing 39% and 35% of total employment according to the Washington State Almanac.

Competition

The Company provides its customers with approximately the same breadth of product offerings as its larger competitors while delivering a higher service level. Smaller competitors frequently do not have the full product and service offerings that the Company possesses. The Company anticipates continuing opportunities to arise from the effects of recent consolidation among financial institutions in the Puget Sound area. Several other financial institutions, which have greater resources than the Company, compete for banking business in the Company’s market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, the Company continues to experience competition from non-banking companies such as credit unions, financial services companies and brokerage houses. In June 2003, the Federal Deposit Insurance Corporation (FDIC) market share report classified the Company with the highest deposit market share in Pierce County, at 16%, and the second highest in Cowlitz County, with 15% market share of all the FDIC insured institutions in those areas. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

COLUMBIA BANKING SYSTEM, INC.

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA (1)

	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
For the Year
Net interest income	$63,867	$64,289	$58,205	$58,268	$49,509
Provision for loan losses	2,850	15,780	5,800	9,800	2,400
Noninterest income	22,784	20,050	17,451	11,587	10,146
Noninterest expense	55,960	53,653	50,954	44,753	39,644
Net income	19,522	10,885	12,513	10,070	11,670

Per Share
Net Income (Basic)	$1.46	$0.83	$0.92	$0.75	$0.87
Net Income (Diluted)	1.44	0.82	0.91	0.73	0.85
Book Value	11.19	9.95	9.01	8.30	7.37

Averages
Total Assets	$1,696,417	$1,601,061	$1,460,263	$1,375,600	$1,131,416
Interest-earning assets	1,544,869	1,454,714	1,343,410	1,265,716	1,039,628
Loans	1,128,941	1,183,922	1,218,906	1,149,013	927,373
Securities	401,594	246,995	100,343	97,585	99,149
Deposits	1,483,173	1,360,968	1,281,748	1,197,653	994,096
Core deposits	1,017,126	885,008	718,262	654,095	605,651
Shareholders’ equity	141,129	124,096	120,403	107,555	94,718

Financial Ratios
Net interest margin	4.23%	4.50%	4.36%	4.62%	4.78%
Return on average assets	1.15	0.68	0.86	0.73	1.03
Return on average equity	13.83	8.77	10.39	9.36	12.32
Efficiency ratio (2)	62.86	64.46	68.75	63.40	66.20
Average equity to average assets	8.32	7.75	8.25	7.82	8.37

At Year-End
Total assets	$1,744,347	$1,699,613	$1,498,294	$1,496,495	$1,237,157
Loans	1,078,302	1,175,853	1,170,633	1,192,520	1,048,006
Allowance for loan losses	20,261	19,171	14,734	18,791	9,967
Securities	523,864	337,412	161,462	119,261	95,029
Deposits	1,544,626	1,487,153	1,306,750	1,327,023	1,043,544
Core deposits	1,098,237	980,709	846,546	695,343	624,220
Shareholders’ equity	150,372	132,384	118,966	113,823	99,214
Full-time equivalent employees	539	525	589	513	469
Banking offices	34	36	32	28	27

Nonperforming assets:
Nonaccrual loans	$13,255	$16,918	$17,635	$12,506	$4,360
Restructured loans		187	716	1,136	187
Other personal property owned	691	916
Real estate owned	1,452	130	197	1,291	1,263

Total nonperforming assets	$15,398	$18,151	$18,548	$14,933	$5,810

Nonperforming loans to year-end loans	1.23%	1.45%	1.57%	1.14%	0.43%
Nonperforming assets to year-end assets	0.88%	1.07%	1.24%	1.00%	0.47%
Allowance for loan losses to year-end loans	1.88%	1.63%	1.26%	1.58%	0.95%
Allowance for loan losses to nonperforming loans	152.86%	112.08%	80.29%	137.74%	219.19%
Net loan charge-offs	$1,760	$11,343	$9,857	$976	$1,435

Risk-Based Capital Ratios:
Total capital	14.49%	12.32%	11.65%	9.54%	10.01%
Tier I capital	13.24	11.07	10.55	8.58	9.12
Leverage ratio	10.03	9.18	9.72	7.77	8.46

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.
(2)	Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding nonrecurring income and expense, such as gains/losses on investment securities and net cost (gain) of OREO.

FINANCIAL DATA SUPPLEMENT

CONSOLIDATED FIVE-YEAR STATEMENTS OF OPERATIONS (1)

Columbia Banking System, Inc.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
Interest Income:
Loans	$69,427	$80,003	$97,650	$102,838	$77,807
Securities available for sale	14,166	11,606	5,596	5,650	5,619
Securities held to maturity	162	214	265	268	287
Deposits with banks	145	372	1,061	1,240	639

Total interest income	83,900	92,195	104,572	109,996	84,352

Interest Expense:
Deposits	18,304	24,740	43,763	47,662	32,898
Federal Home Loan Bank advances	652	1,945	1,690	3,630	1,939
Long-term obligations	1,077	1,221	635
Other borrowings			279	436	6

Total interest expense	20,033	27,906	46,367	51,728	34,843

Net Interest Income	63,867	64,289	58,205	58,268	49,509
Provision for loan losses	2,850	15,780	5,800	9,800	2,400

Net interest income after provision for loan losses	61,017	48,509	52,405	48,468	47,109
Noninterest income	22,784	20,050	17,451	11,587	10,146
Noninterest expense	55,960	53,653	50,954	44,753	39,644

Income before income tax	27,841	14,906	18,902	15,302	17,611
Provision for income tax	8,319	4,021	6,389	5,232	5,941

Net Income	$19,522	$10,885	$12,513	$10,070	$11,670

Net Income Per Common Share:
Basic	$1.46	$0.83	$0.92	$0.75	$0.87
Diluted	1.44	0.82	0.91	0.73	0.85
Average number of common shares outstanding (basic)	13,370	13,165	13,538	13,488	13,458
Average number of common shares outstanding (diluted)	13,538	13,318	13,721	13,829	13,776

Total assets at end of period	$1,744,347	$1,699,613	$1,498,294	$1,496,495	$1,237,157
Long-term obligations	22,180	21,433	61,367	4,500	3,000
Cash dividends	0.15

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES

AND NET INTEREST REVENUE

Columbia Banking System, Inc.

	2003			2002
	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate
	(dollars in thousands)
Interest-Earning Assets
Commercial business	$411,372	$21,093	5.13%	$451,255	$26,828	5.95%
Real estate (2):
One-to-four family residential	83,197	4,743	5.70	88,145	5,960	6.76
Commercial and five or more family residential properties	531,169	37,222	7.01	533,904	39,349	7.37
Consumer	103,203	6,369	6.17	110,618	7,866	7.11

Total loans	1,128,941	69,427	6.15	1,183,922	80,003	6.76
Securities (3)	401,594	15,868	3.95	246,995	13,058	5.29
Interest-earning deposits with banks	14,334	145	1.01	23,797	372	1.56

Total interest-earning assets	1,544,869	85,440	5.53	1,454,714	93,433	6.42
Other earning assets	29,892			25,173
Non-earning assets	121,656			121,174

Total assets	$1,696,417			$1,601,061

Interest-Bearing Liabilities
Certificates of deposit	$466,047	$12,529	2.69%	$475,961	$16,382	3.44%
Savings accounts	76,293	367	0.48	63,750	590	0.93
Interest-bearing demand and money market accounts	638,097	5,408	0.85	562,622	7,768	1.38

Total interest-bearing deposits	1,180,437	18,304	1.55	1,102,333	24,740	2.24
Federal Home Loan Bank advances	38,910	652	1.68	84,463	1,945	2.30
Long-term obligations	22,145	1,077	4.86	21,398	1,221	5.71
Other borrowings

Total interest-bearing liabilities	1,241,492	20,033	1.61	1,208,194	27,906	2.31
Demand and other noninterest-bearing deposits	302,736			258,635
Other noninterest-bearing liabilities	11,060			10,136
Shareholders’ equity	141,129			124,096

Total liabilities and shareholders’ equity	$1,696,417			$1,601,061

Net interest income (3)		$65,407			$65,527

Net interest spread			3.92%			4.11%

Net interest margin			4.23%			4.50%

Average interest-earning assets to average interest-bearing liabilities			124.50%			120.40%

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.4 million in 2003, $1.9 million in 2002, $1.8 million in 2001, $1.4 million in 2000, and $962,000 in 1999.
(2)	Real estate average balances include real estate construction loans.
(3)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35% for calendar years 2003, 2002, 2001 and 2000, and 34% for 1999.

CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES

AND NET INTEREST REVENUE

Columbia Banking System, Inc.

	2001			2000			1999
	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate
	(dollars in thousands)
Interest-Earning Assets
Commercial business	$484,382	$38,128	7.87%	$475,807	$45,280	9.52%	$371,549	$32,338	8.70%
Real estate (2):
One-to-four family residential	109,006	8,401	7.71	108,063	9,389	8.69	90,233	7,437	8.24
Commercial and five or more family residential properties	517,463	41,859	8.09	463,002	38,431	8.30	374,788	29,985	8.00
Consumer	108,055	9,262	8.57	102,141	9,737	9.53	90,803	8,047	8.86

Total loans	1,218,906	97,650	8.01	1,149,013	102,837	8.95	927,373	77,807	8.39
Securities (3)	100,343	6,251	6.23	97,585	6,152	6.30	99,149	6,085	6.14
Interest-earning deposits with banks	24,161	1,061	4.39	19,118	1,240	6.49	13,106	639	4.87

Total interest-earning assets	1,343,410	104,962	7.81	1,265,716	110,229	8.71	1,039,628	84,531	8.13
Other earning assets	8,025
Non-earning assets	108,828			109,884			91,788

Total assets	$1,460,263			$1,375,600			$1,131,416

Interest-Bearing Liabilities
Certificates of deposit	$563,486	$31,274	5.55%	$543,558	$33,053	6.08%	$388,445	$20,332	5.23%
Savings accounts	51,380	733	1.43	46,722	937	2.01	45,478	936	2.06
Interest-bearing demand and money market accounts	439,916	11,756	2.67	399,561	13,672	3.42	376,079	11,630	3.09

Total interest-bearing deposits	1,054,782	43,763	4.15	989,841	47,662	4.82	810,002	32,898	4.06
Federal Home Loan Bank advances	32,655	1,690	5.17	54,813	3,630	6.62	35,684	1,939	5.43
Long-term obligations	9,008	635	7.05
Other borrowings	4,163	279	6.71	5,245	436	8.31	109	6	5.16

Total interest-bearing liabilities	1,100,608	46,367	4.21	1,049,899	51,728	4.93	845,795	34,843	4.12
Demand and other noninterest-bearing deposits	226,966			207,812			184,094
Other noninterest-bearing liabilities	12,286			10,334			6,809
Shareholders’ equity	120,403			107,555			94,718

Total liabilities and shareholders’ equity	$1,460,263			$1,375,600			$1,131,416

Net interest income (3)		$58,595			$58,501			$49,688

Net interest spread			3.60%			3.78%			4.01%

Net interest margin			4.36%			4.62%			4.78%

Average interest-earning assets to average interest-bearing liabilities			122.06%			120.56%			122.92%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COLUMBIA BANKING SYSTEM, INC.

This discussion should be read in conjunction with the consolidated financial statements of the Company, and related notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date for the previous year.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in this annual report on Form 10-K for the year ended December 31, 2003. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Management Overview

2003 proved to be a challenging year for the Company. The economy within the state of Washington lagged the national recovery. Interest rates remained low, continuing downward pressure on the Company’s net interest margin. Loan balances declined as businesses paid down debt, refinanced and/or delayed expansion and capital investments. Deposits, primarily transactional accounts, grew as customers placed excess funds in the Bank which may have been the result of concerns regarding fluctuating equity markets. The Company invested excess funds in investment securities thereby maintaining net interest income comparable to 2002. During the year, improved credit quality reduced the level of loan loss provisions necessary to maintain adequate coverage for potential loan losses. The effect of a more normalized provision for loan losses in 2003 compared to 2002 is a primary contributor to the increase in earnings over the prior year.

Mortgage lending had another good year, surpassing the year before. As interest rates rose in the second half of 2003, the level of refinancing declined rapidly. The noninterest income from mortgage banking activity decreased during the fourth quarter of 2003 compared to the prior year. Although noninterest income has increased steadily over the past several years, the challenge in 2004 will be to replace mortgage banking noninterest income if refinancing and home purchase activity declines from the levels of the prior two years.

Looking forward, management believes the Company is well positioned for expansion within its market areas. The Pierce County economy (headquarters of the Company and location of 21 branches) began its economic recovery in 2003 and is expected to lead the State with growth of 3.1% in 2004. During the fourth quarter of 2003, the Company began to see signs of an improving economy, as total loans for the fourth quarter reflected a slight increase from the third quarter 2003. As a result of the current softness in the economy, one of our challenges in 2004 is to grow our loan portfolio with high quality credits. If interest rates do rise sometime in 2004 our interest margin could improve as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities in the short-term.

Results of Operations

The results of operations of the Company are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company’s operating expenses consist primarily of compensation, employee benefits, and occupancy. Like most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net income for the year increased 79% to $19.5 million compared to net income of $10.9 million in 2002 and $12.5 million in 2001. On a diluted per share basis, 2003 net income was $1.44 per share, compared with net income of $0.82 per share in 2002, and $0.91 per share in 2001. The increase in 2003 net income resulted primarily from lower provisions for loan losses and increased noninterest income in 2003 as compared to 2002.

Net Interest Income.    Net interest income decreased $422,000, or 1%, in 2003 compared with an increase of $6.1 million, or 10% in 2002. The decrease in 2003 net interest income was the result of declining loan balances and lower loan yields, partially offset by a higher concentration of average core deposits, and lower deposit funding costs. The increase in 2002 net interest income was the result of a higher concentration of average core deposits, and lower deposit funding costs, partially offset by decreased loan yields.

The Company experienced declining loan balances in 2003 as paydowns exceeded new loan production during the year, due in large part to the slow economy in the region reducing the demand for new loans. Management directed excess funds not required for loan production to purchases of investment securities. The Company continued its focus on deposit growth and its trend toward a greater concentration of core deposits in its deposit mix, as average core deposits increased $132.1 million or 15% in 2003, while average certificates of deposit (“CD”) balances decreased $9.9 million or 2% compared to 2002. In 2003 average core deposits comprised 69% of deposits as compared to 65% of deposits in 2002.

The net interest margin (net interest income divided by average interest-earning assets) decreased 27 basis points to 4.23% in 2003, compared with 4.50% in 2002. [A basis point is 1/100th of 1%, alternatively 100 basis points equals 1.00%.] Average interest-earning assets increased $90.2 million, or 6% to $1.54 billion during 2003 compared with a 8% or $111.3 million increase to $1.45 billion during 2002. The average yield on interest-earning assets decreased to 5.53% in 2003 from 6.42% in 2002, and 7.81% in 2001. In comparison, average interest-bearing liabilities increased $33.3 million, or 3%, to $1.24 billion during 2003 compared with a 10% or $107.6 million increase to $1.21 billion during 2002. The average cost of interest-bearing liabilities decreased to 1.61% in 2003 from 2.31% in 2002, and 4.21% in 2001.

Net interest margins declined in 2003 compared to 2002 due to declining loan balances and lower loan yields, partially offset by a higher concentration of average core deposits, and the Company’s management of its deposit costs to lower deposit funding costs. A 25 basis point decrease on June 25, 2003 was the only Federal Funds target rate decrease in 2003. Declining deposit rates and a stable Federal Funds target rate from January through October 2002 decreased the Company’s cost of funds and improved its net interest margin in early 2002. In November 2002 the Board of Governors of the Federal Reserve System reduced the Federal Funds target rate 50 basis points to 1.25%. Although deposit costs decreased as management responded to the reduction in interest rates, those reductions were delayed for fixed maturity time deposits (CDs) while approximately 40% of the loan yields were tied to the prime rate and repriced immediately. The relatively quick repricing of indexed commercial loans caused the yields on average interest-earning assets to decline more rapidly than the cost of average interest-bearing liabilities. During 2001, the Federal Funds target rate was reduced eleven times, cutting the rate from 6.5% at the beginning of the year to 1.75% in December 2001. Loan and investment interest declined in a similar manner in 2001, as the prime rate was reduced throughout the year.

The Company is asset sensitive from an interest-rate risk standpoint over a short-term period of at least 3 months and then becomes slightly liability sensitive over a twelve month period. In the event of a change in interest rates, a larger amount of the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities in the short-term. During a declining interest rate environment, the Company’s net interest margin will be compressed if it is unable to reprice its interest-bearing liabilities as its interest-earning assets reprice.

Conversely, in a rising interest rate environment, the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities. Many economists believe that interest rates are at a low point in the current cycle and speculation is that the Federal Reserve may begin increasing the Federal Funds target rate sometime in 2004 or early 2005. In that event, the Company anticipates improvement in its net interest margin as interest-earning assets reprice faster than its deposits and other interest-bearing liabilities. In the meantime, the Company’s net interest margin will either remain stable or decline marginally depending on the mix of loans and investment securities it adds to its interest-earning assets. A declining net interest margin does not imply that the Company’s revenues will not continue to grow. If the Company is able to generate loan and investment security growth, net interest income could increase over prior years despite a decreasing or reduced net interest margin.

Provision for Loan Losses.    The Company’s contribution to its provision for loan losses was $2.9 million for 2003, compared with $15.8 million for 2002, and $5.8 million for 2001. For the years ended December 31, 2003, 2002, and 2001, net loan charge-offs amounted to $1.8 million, $11.3 million, and $9.9 million, respectively. The $1.8 million in charge-offs during 2003 were comprised of several loans. The charge-offs during 2002 and 2001 were largely impacted by a single substantial problem credit relationship requiring a significant charge-off in each year. During 2003, the allowance for loan loss balance increased $1.1 million to $20.3 million as compared to an increase of $4.4 million to $19.2 million in 2002 and a decrease of $4.1 million to $14.7 million at the end of 2001.

The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) increased to 1.88% at December 31, 2003 as compared to 1.63% and 1.26% of loans at December 31, 2002 and 2001, respectively. The increase in this ratio in 2003 was due to several factors, including lower charge-offs, declining loan balances, the effects of the challenging economy, and management’s current evaluation of the loan portfolio. At year-end 2003, the allowance for loan losses to nonperforming loans was 152.86% compared to 112.08% at December 31, 2002. The increase in the percentage of the allowance to nonperforming loans is the result of both the increased allowance and a decrease in nonperforming loans. Management is carefully monitoring the loan portfolio given the softness within the local economy, and will consider changes to the Company’s loan loss allowance as circumstances warrant. Management has continued to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The effect of a more normalized provision for loan losses in 2003 is a primary contributor to the increase in net income over the prior year 2002, because of improved credit quality and adequate loan loss coverage ratios. If credit quality remains stable or improves further and the economy of the region improves, management anticipates the loan loss provisions in 2004 could be similar or lower than 2003. In the event that the economy improves and loan originations increase dramatically, the Company may increase its loan loss provisions above the prior year to maintain adequate allowance coverage, although those provisions could be offset by increased interest income from the increased loan volumes. If the economy does not improve and loan quality is adversely impacted, loan loss provisions could exceed the prior year.

Noninterest Income.    Total noninterest income increased $2.7 million, or 14%, in 2003. Total noninterest income, excluding the gain on sale of investment securities, increased $3.1 million, or 16%, in 2003 compared with a $3.7 million, or 24%, increase in 2002. The increases in noninterest income were in residential mortgage loan originations resulting from the effect of lower long-term interest rates, service charges and other fees resulting from the growth in core deposits, and merchant services income. Income from mortgage banking improved by $335,000, or 10%, compared to an increase of $759,000, or 29%, in 2002. Service charges and other fees increased $1.3 million or 15% in 2003 compared with an increase of $1.6 million, or 22%, in 2002, while merchant service fees increased $1.3 million, or 26%, compared with an increase of $399,000, or 9%, in 2002. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. Treasury activity in 2003 contributed $222,000 toward noninterest income from net gains on sales of securities as compared to $610,000 in 2002.

Mortgage banking has been a significant component of the Company’s noninterest income for many years. During the low interest rate cycle of the past two years, the gross income from mortgage banking increased to a record high of $3.7 million in 2003. Historically, the Company’s residential real estate loans used for home purchases have comprised a significant portion of mortgage banking originations. The record low interest rates of the past two years resulted in a larger percentage of home loan refinancing. During the latter half of 2003, residential mortgage loan applications decreased as higher interest rates slowed refinancing activity compared to the first half of 2003 and the prior year 2002. In the fourth quarter of 2003, the income from mortgage banking decreased to $439,000 compared to $1.4 million for the same quarter in 2002. In addition to mortgage banking, the Company has consistently increased its noninterest income in service charges and other fees, and merchant services fees.

Noninterest Expense.    Total noninterest expense increased $603,000, or 1%, in 2003 and $4.0 million, or 8%, in 2002, excluding Net Costs (Gains) of Other Real Estate Owned (OREO). During 2002 the Company realized net gains on REO properties of $1.6 million, primarily due to a $1.2 million lease termination payment and a $541,000 gain on the sale of the same property. Including Net Costs (Gains) of OREO, the Company’s noninterest expense increased $2.3 million, or 4%, in 2003 and $2.7 million, or 5% in 2002. The increase in 2003 is due primarily to volume-related expenses, such as merchant services and residential real estate activity. These types of expenses are more than offset by additional noninterest revenues.

Management’s ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The Company calculates its efficiency ratio on a tax equivalent basis and excludes nonrecurring income and expense, such as gains/losses on investment securities and net cost (gain) of OREO. For the years ended 2003 and 2002, the Company efficiency ratio was 62.86% and 64.46%, respectively. The Company is committed to controlling and managing expenses. The efficiency ratio for 2003 was the lowest for the past five years. The Company was able to achieve this through effective management of its net interest margin, growth in noninterest income, and controlling its expense growth. Economic conditions within its markets and the depressed interest rates during the past three years have adversely impacted the Company’s ability to realize significant improvement of its efficiency ratio. Continued improvement of the efficiency ratio will depend on the Bank’s ability to grow the loan portfolio, increase in interest rates, growth of noninterest income and continued expense control.

Credit Risk Management

The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of the Company’s principal business activities. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt to a single borrower.

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

Additionally, the Company assesses whether an impairment of a loan, as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 14 and Note 6 to the consolidated financial statements.

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

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	December 31,
	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total	1999	% of Total
	(dollars in thousands)
Commercial business	$381,658	35.4%	$460,169	39.1%	$466,638	39.9%	$496,125	41.6%	$426,060	40.6%
Real estate:
One-to-four family residential	47,430	4.4	50,119	4.3	52,852	4.5	55,922	4.7	64,669	6.2
Commercial and five or more family residential properties	472,836	43.8	447,662	38.1	432,419	37.0	428,884	36.0	377,708	36.0

Total real estate	520,266	48.2	497,781	42.4	485,271	41.5	484,806	40.7	442,377	42.2
Real estate construction:
One-to-four family residential	15,577	1.4	17,968	1.5	20,693	1.8	33,548	2.8	32,742	3.1
Commercial and five or more family residential properties	58,998	5.5	93,490	7.9	91,080	7.7	74,451	6.3	45,886	4.4

Total real estate construction	74,575	6.9	111,458	9.4	111,773	9.5	107,999	9.1	78,628	7.5

Consumer	104,240	9.7	109,070	9.3	109,845	9.4	106,633	8.9	103,296	9.9

Subtotal	1,080,739	100.2	1,178,478	100.2	1,173,527	100.3	1,195,563	100.3	1,050,361	100.2
Less deferred loan fees and other	(2,437)	(0.2)	(2,625)	(0.2)	(2,894)	(0.3)	(3,043)	(0.3)	(2,355)	(0.2)

Total loans	$1,078,302	100.0%	$1,175,853	100.0%	$1,170,633	100.0%	$1,192,520	100.0%	$1,048,006	100.0%

Loans held for sale	$10,640		$22,102		$29,364		$14,843		$5,479

Total loans (excluding loans held for sale) at December 31, 2003, decreased $97.6 million, or 8%, from year-end 2002. Commercial loans, contributed a majority of the decrease combined with declines in all categories, except for commercial and five or more family residential real estate and real estate construction loans.

Commercial Loans:    Commercial loans decreased $78.5 million, or 17%, to $381.7 million from year-end 2002, representing 35% of total loans compared with 39% of total loans at December 31, 2002. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes slowdowns in commercial lending during 2003 and 2002 were due to decreased confidence of business owners as the economy slowed during the year and businesses reduced inventories and paid down debt. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans:    Residential one-to-four family loans decreased $2.7 million to $47.4 million at December 31, 2003, representing 4% of total loans compared with an equal $2.7 million decrease to $50.1 million at December 31, 2002, representing 4% of total loans. These loans are used by the Company to collateralize advances from the Federal Home Loan Bank (“FHLB”). The Company’s underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management’s policy is to originate for sale to third parties residential loans secured by properties located within the Company’s primary market areas. The Company may retain larger percentages of such originated loans as market conditions dictate.

Commercial and five or more family residential real estate loans increased $25.2 million, or 6%, to $472.8 million at December 31, 2003, representing 44% of total loans from $447.7 million at December 31, 2002, representing 38% of total loans. Commercial and five or more family residential real estate loans reflect a mix of owner occupied and income property transactions. Generally, these loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans:    The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $2.4 million to $15.6 million at December 31, 2003, representing 1% of total loans, from $18.0 million representing 2% of total loans at December 31, 2002. Commercial and five or more family residential real estate construction loans decreased $34.5 million to $59.0 million at December 31, 2003, representing 5% of total loans, from $93.5 million, representing 8% of total loans, at December 31, 2002. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans:    At December 31, 2003, the Company had $104.2 million of consumer loans outstanding, representing 10% of total loans as compared with $109.1 million of consumer loans outstanding, and 9% of total loans, at December 31, 2002. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous personal loans.

Foreign Outstanding:    The Company is not involved with loans to foreign companies and foreign countries.

Loan Maturities:    The following table presents, (i) the aggregate maturities of loans in each major reportable category named below of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans.

	Maturing
As of December 31, 2003	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$214,717	$117,285	$49,656	$381,658
Real estate construction	17,351	35,622	21,602	74,575

Total	$232,068	$152,907	$71,258	$456,233

Fixed rate loans	$12,342	$43,746	$15,895	$71,983
Variable rate loans	219,726	109,161	55,363	384,250

Total	$232,068	$152,907	$71,258	$456,233

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

Total nonperforming assets totaled $15.4 million, or 0.88% of period-end assets at December 31, 2003, compared to $18.2 million, or 1.07% of period-end assets at December 31, 2002.

The following table sets forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans of the Company:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Nonaccrual:
Commercial business	$9,987	$13,767	$15,393	$11,091	$2,176
Real Estate
One-to-four family residential	365	139	356	410	23
Commercial and five or more family residential real estate	1,245	1,842	1,415	541	1,784
Real Estate Construction
One-to-four family residential	663	920	237
Commercial and five or more family residential real estate				157
Consumer	995	250	234	307	377

Total nonaccrual loans	13,255	16,918	17,635	12,506	4,360
Restructured:
Commercial business					65
One-to-four family residential construction		187	716	1,136	122

Total restructured loans		187	716	1,136	187

Total nonperforming loans	$13,255	$17,105	$18,351	$13,642	$4,547

Real estate owned	1,452	130	197	1,291	1,263

Other personal property owned	691	916

Total nonperforming assets	$15,398	$18,151	$18,548	$14,933	$5,810

Accruing loans past-due 90 days or more	$4	$7

Potential problem loans	$1,342	$2,818	$4,746	$1,631	$2,234
Allowance for loan losses	20,261	19,171	14,734	18,791	9,967
Allowance for loan losses to year-end loans	1.88%	1.63%	1.26%	1.58%	0.95%
Allowance for loan losses to nonperforming loans	152.86%	112.08%	80.29%	137.74%	219.19%
Nonperforming loans to year-end loans	1.23%	1.45%	1.57%	1.14%	0.43%
Nonperforming assets to year-end assets	0.88%	1.07%	1.24%	1.00%	0.47%

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

Nonperforming loans were $13.3 million, or 1.23% of total loans (excluding loans held for sale) at December 31, 2003, compared to $17.1 million, or 1.45% of total loans (excluding loans held for sale) at December 31, 2002. Nonaccrual loans decreased $3.7 million, or 22% from year-end 2002 to $13.3 million at December 31, 2003, as several loans were either paid, returned to accrual status, or were uncollectible. At December 31, 2003 the nonaccrual balance was comprised of several loans secured by real estate or other collateral. One loan comprises approximately 51% of the total nonaccrual loan balance at December 31, 2003. The credit was classified nonaccrual during the fourth quarter of 2003 as a result of adverse changes in the borrower’s financial condition. However, a purchaser has made an equity investment in the borrower and a further financial commitment designed to improve the borrower’s financial position. In addition, the purchaser has brought all payments current.

At December 31, 2002, one credit relationship previously written down to net realizable value comprised approximately half of the nonaccrual loan balance. The credit was resolved and removed from nonaccrual status during 2003.

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

Real Estate Owned:    Real estate owned (REO), which is comprised of property from foreclosed real estate loans, increased $1.3 million to $1.5 million at December 31, 2003 compared to a decrease of $67,000 to $130,000 at December 31, 2002. During 2003, the Company foreclosed and transferred to REO a net $3.7 million after write-downs of $29,000 on ten loans collateralized by real estate. During the year, the Company completed the sale of seven foreclosed properties for net losses of $68,000. At December 31, 2003, REO consisted of six foreclosed properties.

Other Personal Property Owned:    Other personal property owned (OPPO) is comprised of other, non-real estate property from foreclosed loans. During 2003 the Company liquidated $225,000 of OPPO ending with a balance of $691,000 at December 31, 2003. In 2002, the Company foreclosed on three loan relationships resulting in the ownership of $1.3 million in OPPO. The Company liquidated $412,000 of OPPO during 2002. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

Potential Problem Loans:    Potential problem loans are loans which are currently performing and are not nonaccrual, restructured or impaired loans, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $1.3 million at year-end 2003 and $2.8 million at year-end 2002.

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1.	General Valuation Allowance consistent with SFAS No. 5, “Accounting for Contingencies.”

2.	Criticized/Classified Loss Reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

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

At December 31, 2003, the Company’s allowance for loan losses was $20.3 million, or 1.88% of total loans (excluding loans held for sale), 153% of nonperforming loans, and 132% of nonperforming assets. This compares with an allowance of $19.2 million, or 1.63% of the total loan portfolio, excluding loans held for sale, 112% of nonperforming loans, and 106% of nonperforming assets at December 31, 2002. During 2003 the Company allocated $2.9 million to its provision for loan losses, compared to $15.8 million in the 2002, a decrease of $12.9 million due to improved credit quality in the loan portfolio and lower charge-offs. Management believes the increase in the allowance as a percentage of total loans at December 31, 2003, is prudent and appropriate considering the challenging economic environment and the level of nonperforming loans.

During 2003, net charge-offs totaled $1.8 million compared to net charge-offs of $11.3 million in 2002. The net charge-offs during 2003 were comprised of several loans, while in 2002, charge-offs were largely impacted by a single problem credit relationship charged-off during the first quarter of 2002.

The Company has used the same methodology for allowance calculations in years 2003, 2002 and 2001. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. There were no significant changes during 2003 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance.

Management is carefully monitoring the loan portfolio given the softness within the local economy, and will consider increases to the Company’s loan loss allowance as circumstances warrant. Management has continued to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of net losses by loan type for the last five years.

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Total loans, net at end of period (1)	$1,078,302	$1,175,853	$1,170,633	$1,192,520	$1,048,006
Daily average loans	1,128,941	1,183,922	1,218,906	1,149,013	927,373

Balance of allowance for loan losses at beginning of period	$19,171	$14,734	$18,791	$9,967	$9,002
Charge-offs
Commercial business	(2,210)	(6,870)	(9,681)	(1,448)	(1,006)
Real Estate:
One-to-four family residential	(1)	(6)
Commercial and 5 or more family residential properties		(3,500)	(11)
Real Estate Construction:
One-to-four family residential construction	(26)	(855)	(109)	(21)	(314)
Consumer	(315)	(857)	(247)	(309)	(299)

Total charge-offs	(2,552)	(12,088)	(10,048)	(1,778)	(1,619)

Recoveries
Commercial business	728	158	138	756	118
Real Estate:
One-to-four family residential		23
Commercial and 5 or more family residential properties		3
Real Estate Construction:
One-to-four family residential construction	5	538		8
Consumer	59	23	53	38	66

Total recoveries	792	745	191	802	184

Net charge-offs	(1,760)	(11,343)	(9,857)	(976)	(1,435)
Provision charged to expense	2,850	15,780	5,800	9,800	2,400

Balance of allowance for loan losses at end of period	$20,261	$19,171	$14,734	$18,791	$9,967

Net charge-offs to average loans outstanding	0.16%	0.96%	0.81%	0.08%	0.16%
Allowance for loan losses to total loans (1)	1.88%	1.63%	1.26%	1.58%	0.95%
Allowance for loan losses to nonperforming loans	152.86%	112.08%	80.29%	137.74%	219.19%

(1)	Excludes loans held for sale

Loan Loss Allowance Allocation

The table below shows the allocation of the allowance for loan losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses, and other factors, which may affect future loan losses in the categories of loans shown.

	December 31,
	2003		2002		2001		2000		1999
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$12,980	35.4%	$13,159	39.1%	$11,254	39.9%	$15,756	41.3%	$6,573	40.4%
Real estate and construction:
One-to-four family residential	895	5.8	503	5.8	779	6.3	759	7.5	997	9.3
Commercial and five or more family residential properties	5,109	49.1	4,577	45.8	1,834	44.4	1,905	42.3	2,048	40.4
Consumer	1,277	9.7	932	9.3	867	9.4	371	8.9	349	9.9

Total	$20,261	100.0%	$19,171	100.0%	$14,734	100.0%	$18,791	100.0%	$9,967	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Securities

The Company’s securities (securities available for sale and securities held to maturity) increased by $186.0 million to $513.7 million from year-end 2002 to year-end 2003. Purchases during 2003 totaled $416.8 million while maturities and prepayments totaled $208.4 million compared to purchases of $239.8 million and maturities and prepayments of $46.3 million during 2002. The Company sold $12.0 million of securities for net realized gains of $222,000 during 2003, as compared to $18.1 million of securities sold for net realized gains of $610,000 during 2002. At December 31, 2003 mortgage-backed securities comprised 78% of the investment portfolio, state and municipal securities were 15%, and U.S. government agency securities were 6%. All of the Company’s mortgage-backed securities holdings are agency backed mortgage securities. The average duration of the securities portfolio was 5 years, 9 months at December 31, 2003.

During 2003, the Company grew its investment securities portfolio in response to increased deposits coupled with soft loan demand. Approximately 78% of the investment portfolio consists of agency issued mortgage-backed securities with aggregate average lives of 3.8 years. The investment strategy is designed to provide an investment return on low risk, liquid, shorter-term investments in anticipation of improving economic conditions over the next several years. As loan demand and growth returns to the Company’s markets, the run-off of the mortgage-backed securities portfolio will fund higher yielding loan growth. The Company feels that this strategy employs effective use of funds, provides acceptable yields, and minimizes interest rate risk if rates begin to rise.

Approximately 99% of the Company’s securities are classified as available for sale and are carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. For further information on investment securities, including gross unrealized gains and losses in the portfolio and gross realized gains and losses on sales of securities, see Note 4 to the consolidated financial statements.

Premises and Equipment

In 2003, fixed assets decreased $2.2 million from 2002. The net change includes purchases of $1.9 million, disposals of $260,000 and depreciation expense of $3.9 million. The Company’s capital expenditures in 2004 are anticipated to be approximately $2.0 million primarily for new furniture, equipment, and software.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company increased average deposits by 9% in 2003, compared to 6% growth in 2002, as it continued its focus on increasing average deposits through core deposit growth. Average core deposits which include interest and non-interest bearing demand, money market, and savings accounts, increased by $132.1 million, or 15%, to $1.02 billion in 2003 from $885.0 million in 2002. Average interest bearing and noninterest-bearing demand deposits increased 7% and 17%, respectively, in 2003 and increased 5% and 14%, respectively, in 2002. Average CDs decreased $9.9 million, or 2% during 2003. Due to uncertain market and economic conditions, rather than renew maturing CDs, many customers chose to move funds into a core deposit account or withdraw funds. At year-end 2003 total deposits increased $57.5 million to $1.54 billion compared with $1.49 billion at December 31, 2002. During 2003 there was a continued shift in the deposit mix as year-end core deposits increased $117.5 million, or 12%, while CDs decreased $60.1 million, or 12%, compared with deposit totals at December 31, 2002.

Average deposits and weighted average interest rates for each major category are summarized in the following table:

	Years ended December 31,
	2003		2002		2001		2000		1999
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Demand and other non-interest bearing	$302,736		$258,635		$226,966		$207,812		$184,094
Interest bearing demand (1)	638,097	0.85%	562,622	1.38%	439,916	2.67%	399,561	3.42%	376,079	3.09%
Savings	76,293	0.48%	63,750	0.93%	51,380	1.43%	46,722	2.01%	45,478	2.06%
Certificates of deposit	466,047	2.69%	475,961	3.44%	563,486	5.55%	543,558	6.08%	388,445	5.23%

Total interest-bearing deposits	1,180,437	1.55%	1,102,333	2.24%	1,054,782	4.15%	989,841	4.82%	810,002	4.06%

Total average deposits	$1,483,173		$1,360,968		$1,281,748		$1,197,653		$994,096

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts

As equity markets improve, the Company anticipates that some of the deposit growth that occurred during the past couple of years may eventually be deployed elsewhere as customers regain confidence in those markets. At the same time, the Company anticipates growing its deposits through new customers and its current customer base as business and individual prosperity improves during an anticipated economic recovery.

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. The Company’s use of brokered and other wholesale deposits decreased in 2003. In the future, management anticipates continuing use of such deposits to fund loan demand or treasury functions. Brokered and other wholesale deposits (excluding public deposits) decreased $29.6 million to $16.3 million, or 1.1% of total deposits at December 31, 2003 compared to $45.8 million, or 3.1% of total deposits at December 31, 2002.

Brokered and other wholesale deposits are summarized below. The average interest rate for these deposits was 4.64% and 4.48% at December 31, 2003 and 2002, respectively.

	December 31,
	2003		2002
Amount maturing:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Due through 1 year	$5,071	0.33%	$35,773	2.41%
Over 1 through 3 years			5,071	0.34%
Over 3 through 5 years	6,289	0.40%	5,000	0.33%
Over 5 through 10 years	4,892	0.32%

Total brokered and other wholesale deposits	$16,252	1.05%	$45,844	3.08%

For information regarding maturities of CD’s greater than $100,000 please see Note 8 to the consolidated financial statements.

Borrowings

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 4.74% at December 31, 2003. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 consolidated balance sheet and the Company’s related investment in the Trust was recorded in other assets (see page 37). See “New Accounting Pronouncements” under Note 1 to the consolidated financial statements (page 40).

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of long-term borrowings as well as short-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At December 31, 2003, the Company had FHLB advances of $16.5 million at an average interest rate of 1.10%. At December 31, 2003 the maximum borrowing line from the FHLB based on available collateral was $474 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The details of short-term borrowings are as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Short-term borrowings
Balance at year-end	$16,500	$46,470
Average balance during the year	26,681	35,977	$30,683
Maximum month-end balance during the year	79,100	72,026	62,600
Weighted average rate during the year	1.36%	2.27%	5.37%
Weighted average rate at December 31,	1.10	2.34	2.10

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company.

	Payments due within time period at December 31, 2003
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(Dollars in thousands)
Operating & equipment leases	$2,512	$4,886	$4,067	$14,075	$25,540
FHLB advances	16,500				16,500
Long-term subordinated debt				22,180	22,180

Total	$19,012	$4,886	$4,067	$36,255	$64,220

At December 31, 2003, the Company had commitments to extend credit of $375.7 million compared to $364.8 million at December 31, 2002. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

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

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts in the table are derived from the Company’s internal data and are based upon regulatory reporting formats.

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

	Estimated Maturity or Repricing
December 31, 2003	0-3 months	4-12 months	Over 1 through 5 years	Over 5 through 10 years	More than 10 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$949					$949
Securities	13,405	$42,573	$280,749	$108,599	$78,538	523,864
Loans:
Business and commercial real estate	379,439	39,601	256,354	27,791	11,521	714,706
One-to-four family and owner-occupied residential real estate	77,312	34,130	127,881	7,418	9,516	256,257
Consumer	59,070	3,689	19,572	9,007	13,113	104,451

Total interest-earning assets	$530,175	$119,993	$684,556	$152,815	$112,688	$1,600,227

Noninterest-earning assets		13,225			130,865	144,120

Total assets	$530,175	$133,248	$684,556	$152,815	$243,553	$1,744,347

Percent of total interest-earning assets	33.13%	7.50%	42.78%	9.55%	7.04%	100.00%

Interest-Bearing Liabilities
Deposits:
Money market checking	$161,026	$161,026	$161,026			$483,078
Interest-bearing demand	42,832		171,327			214,159
Savings accounts	27,760			$27,760	$27,760	83,280
Time certificates of deposit	105,845	199,372	137,533	4,895		447,645
FHLB advances	16,500					16,500
Long-term subordinated debt	22,180					22,180

Total interest-bearing liabilities	$376,143	$360,398	$469,886	$32,655	$27,760	$1,266,842
Noninterest-bearing liabilities and equity	253,170		63,293		161,042	477,505

Total liabilities and equity	$629,313	$360,398	$533,179	$32,655	$188,802	$1,744,347

Interest-bearing liabilities as a percent of total interest-earning assets	23.51%	22.52%	29.36%	2.04%	1.74%	79.17%

Rate sensitivity gap	$154,032	$(240,405)	$214,670	$120,160	$84,928	$333,385
Cumulative rate sensitivity gap	154,032	(86,373)	128,297	248,457	333,385

Rate sensitivity gap as a percentage of interest-earning assets	9.63%	(15.02)%	13.41%	7.51%	5.31%	20.83%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	9.63%	(5.39)%	8.01%	15.52%	20.83%

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

Based on the results of the simulation model as of December 31, 2003, the Company would expect an increase in net interest income of $24,000 and a decrease of $148,000 if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model as of December 31, 2002, the Company would expect a decrease in net interest income of $235,000 and $32,000 if interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag changes in loan rates.

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and changes in interest rates for the Company. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	2003 Compared to 2002 Increase (Decrease) Due to			2002 Compared to 2001 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans: (1)
Commercial business	$(2,244)	$(3,491)	$(5,735)	$(2,468)	$(8,832)	$(11,300)
One-to-four family residential	(321)	(896)	(1,217)	(1,488)	(953)	(2,441)
Commercial and five or more family residential properties	(201)	(1,926)	(2,127)	1,396	(3,906)	(2,510)
Consumer	(504)	(993)	(1,497)	226	(1,622)	(1,396)

Total loans	(3,270)	(7,306)	(10,576)	(2,334)	(15,313)	(17,647)
Securities (TE)	4,711	(1,901)	2,810	7,590	(783)	6,807
Interest-earning deposits with banks	(120)	(107)	(227)	(16)	(673)	(689)

Total interest revenue (TE)	$1,321	$(9,314)	$(7,993)	$5,240	$(16,769)	$(11,529)

Interest Expense
Deposits:
Certificates of deposit	$(335)	$(3,518)	$(3,853)	$(4,322)	$(10,570)	$(14,892)
Savings accounts	155	(378)	(223)	312	(455)	(143)
Interest-bearing demand	1,256	(3,616)	(2,360)	5,442	(9,430)	(3,988)

Total interest on deposits	1,076	(7,512)	(6,436)	1,432	(20,455)	(19,023)
FHLB advances	(859)	(434)	(1,293)	392	(137)	255
Long-term subordinated debt & trust preferred obligations	4	(148)	(144)	680	(94)	586
Other borrowings				(140)	(139)	(279)

Total interest expense	$221	$(8,094)	$(7,873)	$2,364	$(20,825)	$(18,461)

TE =	Taxable Equivalent
(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.4 million in 2003, $1.9 million in 2002, and $1.8 million in 2001.

As evidenced by the table above, the principal cause of declining interest revenue and expense during 2003 and 2002 was primarily a result of declining interest rates. If rates rise slowly during 2004 and beyond and the economy improves, increases in interest revenue and expense will likely be caused by a combination of increased volume of loans and securities and higher interest rates.

Income Tax

For the years ending December 31, 2003, 2002, and 2001, the Company recorded income tax provisions of $8.3 million, $4.0 million, and $6.4 million, respectively. The effective tax rate was 30% in 2003, 27% in 2002 and 34% in 2001. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, see Note 10 to the consolidated financial statements.

Capital

The Company’s shareholders’ equity increased to $150.4 million at December 31, 2003, from $132.4 million at December 31, 2002, and $119.0 million at December 31, 2001. The increase is due primarily to net income for the year of $19.5 million. Shareholders’ equity was 8.62%, 7.79%, and 7.94%, of total assets at December 31, 2003, 2002, and 2001, respectively.

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

Columbia Bank qualifies as “well-capitalized” at December 31, 2003 and 2002.

	Columbia Banking System, Inc.		Columbia State Bank		Requirements
	2003	2002	2003	2002	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	14.49%	12.32%	14.02%	11.78%	8%	10%
Tier 1 risk-based capital ratio	13.24%	11.07%	12.77%	10.53%	4%	6%
Leverage ratio	10.03%	9.18%	9.69%	8.78%	4%	5%

Cash Dividends:    The Company paid its first cash dividend of $0.05 per share on May 12, 2003 to shareholders of record at the close of business May 7, 2003. Cash dividends of $0.05 per share were also paid on August 21 and November 19, 2003 to shareholders of record at the close of business on August 7, 2003 and November 5, 2003.

Stock Dividends:    On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002 to shareholders of record as of April 16, 2002. On May 15, 2001, the Company announced a 10% stock dividend payable on June 12, 2001, to shareholders of record on May 29, 2001. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to these transactions.

Applicable federal and Washington state regulations restrict capital distributions by institutions such as Columbia Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. The Company’s ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

Stock Repurchase Program:    In March 2002 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 500,000 of its outstanding shares of Common Stock. Accordingly, the Company may repurchase shares from time to time in the open market or in private transactions, under appropriate circumstances. As of December 31, 2003 the Company had not repurchased any shares of common stock in this current stock repurchase program. In 2001, the Company repurchased 660,000 shares of common stock for $9.0 million, per its August 2001 board approved stock repurchase program.

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

COLUMBIA BANKING SYSTEM, INC.

SUMMARY OF QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for the years ended December 31, 2003 and 2002 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2003
Total interest income	$21,780	$21,479	$20,032	$20,609	$83,900
Total interest expense	5,761	5,365	4,543	4,364	20,033

Net interest income	16,019	16,114	15,489	16,245	63,867
Provision for loan losses	1,600	1,000	250		2,850
Noninterest income	5,553	5,735	6,032	5,464	22,784
Noninterest expense	13,694	14,044	14,291	13,931	55,960

Income before income tax	6,278	6,805	6,980	7,778	27,841
Provision for income tax	1,847	2,040	2,085	2,347	8,319

Net income	$4,431	$4,765	$4,895	$5,431	$19,522

Net income per common share:
Basic	$0.33	$0.36	$0.37	$0.41	$1.46
Diluted	0.33	0.35	0.36	0.40	1.44

2002
Total interest income	$23,153	$22,964	$22,971	$23,107	$92,195
Total interest expense	7,597	7,037	6,752	6,520	27,906

Net interest income	15,556	15,927	16,219	16,587	64,289
Provision for loan losses	7,065	1,980	4,035	2,700	15,780
Noninterest income	4,067	4,617	5,508	5,858	20,050
Noninterest expense	13,693	14,152	12,473	13,335	53,653

Income (loss) before income tax	(1,135)	4,412	5,219	6,410	14,906
Provision (benefit) for income tax	(707)	1,258	1,532	1,938	4,021

Net income (loss)	$(428)	$3,154	$3,687	$4,472	$10,885

Net income (loss) per common share:
Basic	$(0.03)	$0.24	$0.28	$0.34	$0.83
Diluted	(0.03)	0.24	0.28	0.33	0.82

QUARTERLY COMMON STOCK PRICES AND DIVIDEND PAYMENTS

The Company’s common stock trades on the Nasdaq Stock Market under the symbol COLB. Price information generally appears daily in the Nasdaq National Market Issues section of The Wall Street Journal and in most major Pacific Northwest metropolitan newspapers. On December 31, 2003, the last sale price for the Company’s stock in the over-the-counter market was $21.66.

In April 2003, the Company declared and paid its first quarterly cash dividend of $0.05 per share. During 2003, the Company declared and paid two additional quarterly cash dividends of $0.05 per share for a total of $0.15 per share for year 2003. The Company does intend to retain earnings sufficient to support anticipated growth. Please refer to the “Capital” section of the “Management Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 12 to the consolidated financial statements, contained elsewhere in this report, for regulatory capital requirements and restrictions on dividends to shareholders.

At January 31, 2004, the number of shareholders of record was 1,312. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following are high and low sales prices as reported in Nasdaq according to information furnished by the National Association of Securities Dealers. Prices do not include retail mark-ups, mark-downs or commissions.

2003	High	Low
First quarter	$14.45	$12.00
Second quarter	19.00	13.60
Third quarter	19.00	17.10
Fourth quarter	22.40	17.61
For the year	22.40	12.00

2002	High	Low
First quarter (1)	$13.25	$10.48
Second quarter	13.00	10.96
Third quarter	13.50	10.80
Fourth quarter	13.59	10.76
For the year	13.59	10.48

(1)	Restated for a 5% stock dividend paid on April 30, 2002.

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

Interstate Bank and Branching

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

Tier I and Tier II Capital.    Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus, undivided profits, and trust preferred obligations. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.    On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls

Changes in Internal Controls.    No changes occurred since the quarter ended September 30, 2003 in our internal controls over financial reporting that have material affected, or are reasonable likely to materially affect, our internal control over financial reporting.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington

March 12, 2004

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2003	2002	2001
	(in thousands except per share)
Interest Income
Loans	$69,427	$80,003	$97,650
Securities available for sale	14,166	11,606	5,596
Securities held to maturity	162	214	265
Deposits in other banks	145	372	1,061

Total interest income	83,900	92,195	104,572
Interest Expense
Deposits	18,304	24,740	43,763
Federal Home Loan Bank advances	652	1,945	1,690
Long-term obligations	1,077	1,221	635
Other borrowings			279

Total interest expense	20,033	27,906	46,367

Net Interest Income	63,867	64,289	58,205
Provision for loan losses	2,850	15,780	5,800

Net interest income after provision for loan losses	61,017	48,509	52,405
Noninterest Income
Service charges and other fees	10,072	8,783	7,182
Mortgage banking	3,746	3,411	2,652
Merchant services fees	6,108	4,852	4,453
Gain on sale of securities available for sale, net	222	610	1,720
Bank owned life insurance (BOLI)	1,539	1,294	429
Other	1,097	1,100	1,015

Total noninterest income	22,784	20,050	17,451
Noninterest Expense
Compensation and employee benefits	29,657	28,964	26,826
Occupancy	8,728	8,249	7,563
Merchant processing	2,461	2,015	1,852
Advertising and promotion	1,745	1,867	1,763
Data processing	1,918	1,792	1,921
Legal and professional services	1,831	2,382	1,592
Taxes, licenses and fees	1,670	1,777	2,060
Net cost (gain) of other real estate owned	139	(1,565)	(307)
Other	7,811	8,172	7,684

Total noninterest expense	55,960	53,653	50,954

Income before income taxes	27,841	14,906	18,902
Provision for income taxes	8,319	4,021	6,389

Net Income	$19,522	$10,885	$12,513

Net Income Per Common Share:
Basic	$1.46	$0.83	$0.92
Diluted	1.44	0.82	0.91
Dividends paid per common share	$0.15
Average number of common shares outstanding	13,370	13,165	13,538
Average number of diluted common shares outstanding	13,538	13,318	13,721

See accompanying notes to the consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2003	2002
			(in thousands)
ASSETS
Cash and due from banks			$49,685	$67,058
Interest-earning deposits with banks			949	18,425

Total cash and cash equivalents			50,634	85,483
Securities available for sale at fair value (amortized cost of $509,989 and $320,499, respectively)			509,200	321,513
Securities held to maturity (fair value of $4,708 and $6,412, respectively)			4,548	6,192
Federal Home Loan Bank stock			10,116	9,707
Loans held for sale			10,640	22,102
Loans, net of deferred loan fees of ($2,437) and ($2,625), respectively			1,078,302	1,175,853
Less: allowance for loan losses			20,261	19,171

Loans, net			1,058,041	1,156,682
Interest receivable			6,640	6,710
Premises and equipment, net			50,692	52,921
Real estate owned			1,452	130
Other			42,384	38,173

Total Assets			$1,744,347	$1,699,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$317,721	$299,862
Interest-bearing			1,226,905	1,187,291

Total deposits			1,544,626	1,487,153
Federal Home Loan Bank advances			16,500	46,470
Trust preferred obligations				21,433
Long-term subordinated debt			22,180
Other liabilities			10,669	12,173

Total liabilities			1,593,975	1,567,229
Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding
December 31,
	2003	2002
Common stock (no par value) 2003 2002
Authorized shares	60,032	60,032
Issued and outstanding	13,433	13,310	112,675	111,028
Retained earnings			38,210	20,696
Accumulated other comprehensive income (loss)—
Unrealized gains (losses) on securities available for sale, net of tax			(513)	660

Total shareholders’ equity			150,372	132,384

Total Liabilities and Shareholders’ Equity			$1,744,347	$1,699,613

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2001	13,689	$92,673	$21,649	$(499)	$113,823
Comprehensive income:
Net income for 2001			12,513
Reclassification of net gains on securities available for sale included in net income, net of tax of $602				(1,118)
Change in unrealized gains (losses) on securities available for sale, net of tax of $491				912
Total comprehensive income					12,307
Issuance of stock under stock option and other plans	178	1,796			1,796
Issuance of shares of common stock—10% stock dividend		16,383	(16,383)
Retirement of shares of common stock—Stock repurchase plan	(660)	(8,960)			(8,960)

Balance at December 31, 2001	13,207	101,892	17,779	(705)	118,966
Comprehensive income:
Net income for 2002			10,885
Reclassification of net gains on securities available for sale included in net income, net of tax of $213				(397)
Change in unrealized gains (losses) on securities available for sale, net of tax of $949				1,762
Total comprehensive income					12,250
Issuance of stock under stock option and other plans	103	1,168			1,168
Issuance of shares of common stock—5% stock dividend		7,968	(7,968)

Balance at December 31, 2002	13,310	$111,028	$20,696	$660	$132,384

Comprehensive income:
Net income for 2003			19,522
Reclassification of net gains on securities available for sale included in net income, net of tax of $78				(144)
Change in unrealized gains (losses) on securities available for sale, net of tax of $554				(1,029)
Total comprehensive income					18,349
Issuance of stock under stock option and other plans	123	1,647			1,647
Cash dividends paid on common stock			(2,008)		(2,008)

Balance at December 31, 2003	13,433	$112,675	$38,210	$(513)	$150,372

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(in thousands)
Operating Activities
Net income	$19,522	$10,885	$12,513
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,850	15,780	5,800
Deferred income tax (benefit) expense	(508)	(1,235)	1,374
Losses (gains) on real estate owned and other personal property owned	68	(440)	(373)
Depreciation, amortization & accretion	10,204	4,700	1,520
Net realized gains on sale of assets	(243)	(634)	(1,693)
Decrease (increase) in loans held for sale	11,462	7,262	(14,521)
Decrease (increase) in interest receivable	70	(305)	3,901
Decrease in interest payable	(1,114)	(2,654)	(2,504)
Stock dividends from FHLB stock	(409)	(566)	(602)
Net changes in other assets and liabilities	(3,021)	(7,475)	(16,058)

Net cash provided (used) by operating activities	38,881	25,318	(10,643)
Investing Activities
Proceeds from sales of securities available for sale (“AFS”)	3,236	18,089	98,369
Proceeds from maturities of securities AFS	3,142	466	18,166
Purchase of securities AFS	(56,159)	(25,449)	(66,998)
Proceeds from sales of mortgage-backed securities AFS	8,743		10,376
Proceeds from maturities of mortgage-backed securities AFS	203,634	44,209	6,068
Purchase of mortgage-backed securities AFS	(360,610)	(214,388)	(105,717)
Proceeds from maturities of securities held to maturity	1,647	1,663	778
Purchases of securities held to maturity			(1,200)
Loans originated and acquired, net of principal collected	94,532	(22,873)	12,788
Purchases of premises and equipment	(1,920)	(4,510)	(8,863)
Proceeds from disposal of premises and equipment	281	63	1,447
Proceeds from sale of real estate owned and other personal property owned	2,536	7,799	2,543

Net cash used by investing activities	(100,938)	(194,931)	(32,243)
Financing Activities
Net increase (decrease) in deposits	57,473	180,403	(20,273)
Net decrease in other borrowings			(4,500)
Proceeds from FHLB advances	107,400	110,500	40,000
Repayment of FHLB advances	(137,370)	(104,030)	(40,000)
Proceeds from trust preferred obligations			22,000
Payment of trust preferred placement fee			(661)
Repurchase of common stock			(8,960)
Cash dividends paid on common stock	(2,008)
Proceeds from issuance of common stock, net	1,647	1,168	1,796
Other, net	66	66	28

Net cash provided (used) by financing activities	27,208	188,107	(10,570)

(Decrease) increase in cash and cash equivalents	(34,849)	18,494	(53,456)
Cash and cash equivalents at beginning of period	85,483	66,989	120,445

Cash and cash equivalents at end of period	$50,634	$85,483	$66,989

Supplemental information:
Cash paid for interest	$21,147	$30,560	$48,871
Cash paid for income taxes	7,562	4,359	4,914
Noncash investing and financing activities:
Loans foreclosed and transferred to real estate owned or other personal property owned	3,701	8,208	1,076

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Years Ended December 31, 2003

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

The Company reviews its consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant. The Company evaluates commercial real estate and commercial business loans for impairment on an individual basis. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the terms of the loan. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral, and current economic conditions. The valuation of impaired loans is based either on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price or on the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan’s collateral when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged-off.

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

Earnings Per Share

Earnings per share (EPS) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 168,000, 153,000, and 183,000 in 2003, 2002, and 2001, respectively.

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

Accounting for Stock Based Compensation

The Company has a stock option plan (the “Plan”) and applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock issued to Employees, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the dates the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value of the option grant dates consistent with the Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amount listed below:

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands except per share)
Net income attributable to common stock:
As reported	$19,522	$10,885	$12,513
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of related tax effects	(474)	(572)	(563)

Pro forma	$19,048	$10,313	$11,950

Net income per common share:
Basic:
As reported	$1.46	$0.83	$0.92
Pro forma	1.42	0.78	0.88
Diluted:
As reported	$1.44	$0.82	$0.91
Pro forma	1.41	0.77	0.87

Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net income.

Derivatives

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not historically engaged in any hedging activities, and does not anticipate entering into any transaction that will qualify for hedge accounting as defined by SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Any derivatives held by the Company are insignificant and immaterial to the Company’s financial condition and results of operations.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 as of January 1, 2003. The adoption of SFAS No. 143 did not materially impact the Company’s consolidated results of operations, financial position or cash flows.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” and subsequently revised this interpretation in December 2003. In general, a variable interest entity does not have equity investors with voting rights or it has equity investors that do not provide sufficient financial resources for the entity to support its activities. Variable interest entities are commonly referred to as special purpose entities or off-balance sheet structures; however, this FASB interpretation applies to a broader group of entities. This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or it is entitled to receive a majority of the entity’s residual returns. The interpretation also requires disclosure of variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Effective December 31, 2003, the Company adopted FIN No. 46 as revised whereby the Company’s trust subsidiary (established in 2001 for the issuance of “trust preferred” obligations) was deconsolidated. The adoption of FIN No. 46 did not materially impact the Company’s consolidated results of operations, financial position, or cash flows; the adoption principally resulted in the reclassification of trust preferred obligations to long-term subordinated debt and the Company’s related investment in the Trust was recorded in other assets (see Note 9).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149, effective for contracts entered into or modified after June 30, 2003, did not materially impact the Company’s consolidated results of operations, financial position, or cash flows.

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

2.    Dividends

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

Subsequent to year-end 2003, on January 29, 2004, the Company declared a cash dividend of $0.05 per share, payable on February 25, 2004 to shareholders of record at the close of business February 11, 2004.

On April 2, 2002, the Company announced a 5% stock dividend payable on April 30, 2002, to shareholders of record as of April 16, 2002. On May 15, 2001, the Company announced a 10% stock dividend payable on June 12, 2001, to shareholders of record as of May 29, 2001. Average shares outstanding, net income per share, and book value per share for all periods presented have been retroactively adjusted to give effect to these stock dividends.

3.    Restrictions on Subsidiary Cash, Loans and Dividends

Columbia Bank is required to maintain reserve balances with the Federal Reserve Bank. The average required reserves for the year ended December 31, 2003 and 2002, were approximately $13.0 million and $10.1 million, respectively. The required reserves are based on specified percentages of the Bank’s total average deposits, which are established by the Federal Reserve Board.

Under Federal Reserve regulations, Columbia Bank, generally, is limited as to the amount it may loan to the Company, to 10% of its capital stock and additional paid-in capital. Such loans must be collateralized by specified assets.

Under Washington State banking regulations, Columbia Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s net profits then on hand.

4.    Securities

At December 31, 2003, the Company’s securities portfolio primarily consisted of securities issued by the U.S. Government and its agencies and corporations, The Company did not have any other issuances in its portfolio, which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale.

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2003:
U.S. Government agency	$29,123	$322		$29,445
Mortgage-backed securities	405,537	1,001	$(5,368)	401,170
State & municipal securities	74,329	3,379	(110)	77,598
Other securities	1,000		(13)	987

Total	$509,989	$4,702	$(5,491)	$509,200

December 31, 2002:
U.S. Government agency	$3,442	$82		$3,524
Corporate securities	3,128	72		3,200
Mortgage-backed securities	265,807	791	$(1,387)	265,211
State & municipal securities	47,122	1,559	(123)	48,558
Other securities	1,000	20		1,020

Total	$320,499	$2,524	$(1,510)	$321,513

December 31, 2001:
U.S. Government agency	$14,152	$209	$(215)	$14,146
Corporate securities	3,171		(67)	3,104
Mortgage-backed securities	98,231	66	(839)	97,458
State & municipal securities	28,996	184	(424)	28,756
Other securities	1,000	1		1,001

Total	$145,550	$460	$(1,545)	$144,465

Purchases of securities available for sale during 2003 totaled $416.8 million while maturities and prepayments totaled $206.8 million compared to purchases of $239.8 million and maturities and prepayments of $44.7 million during 2002.

The Company sold $12.0 million, $18.1 million and $108.7 million of securities available for sale during 2003, 2002 and 2001, respectively, realizing net gains of $222,000, $610,000 and $1.7 million, respectively.

At December 31, 2003 and 2002, securities available for sale with a fair value of $456.9 million and $282.0 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the amortized cost, fair value, and average yield of securities available for sale by contractual maturity groups:

	December 31, 2003
	Amortized Cost	Fair Value	Yield
	(in thousands)
U.S. Government Agency
Over 1 through 5 years	$5,171	$5,190	2.32%
Over 5 through 10 years	23,952	24,255	4.13

Total	$29,123	$29,445	3.81%

Mortgage-Backed Securities (1)
Over 1 through 5 years	$2,516	$2,532	3.40%
Over 5 through 10 years	31,622	31,625	3.65
Over 10 years	371,399	367,013	3.70

Total	$405,537	$401,170	3.70%

State and Municipal Securities (2)
Over 1 through 5 years	$499	$504	6.74%
Over 5 through 10 years	1,729	1,848	6.41
Over 10 years	72,101	75,246	6.61

Total	$74,329	$77,598	6.61%

Other Securities

After 10 years	$1,000	$987	5.78%

Total	$1,000	$987	5.78%

(1)	The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities held to maturity.

Securities Held To Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2003:
State and municipal securities	$4,548	$160		$4,708

December 31, 2002:
State and municipal securities	$6,192	$220		$6,412

December 31, 2001:
State and municipal securities	$7,356	$165		$7,521
Corporate securities	500	3		503

Total	$7,856	$168		$8,024

There were no sales of securities held to maturity during the years ended December 31, 2003, 2002, and 2001. There were no purchases of securities held to maturity during the years ended December 31, 2003 and 2002. During calendar year 2001, the Company purchased $1.2 million of securities held to maturity.

The following table summarizes the amortized cost, fair value, and average yield of securities held to maturity by contractual maturity groups:

	December 31, 2003
	Amortized Cost	Fair Value	Yield(1)
	(in thousands)
State and Municipal Securities
Due through 1 year	$1,119	$1,148	6.54%
Over 1 through 5 years	876	939	6.43
Over 5 through 10 years	2,258	2,258	6.08
Over 10 years	295	363	9.51

Total	$4,548	$4,708	6.48%

(1)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

The Company periodically evaluates investments for temporary impairment. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2003. Substantially all of the related unrealized losses as of December 31, 2003 originated during 2003.

5.    Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2003	2002
	(in thousands)
Commercial business	$381,658	$460,169
Real estate:
One-to-four family residential	47,430	50,119
Commercial and five or more family residential properties	472,836	447,662

Total real estate	520,266	497,781
Real estate construction:
One-to-four family residential	15,577	17,968
Commercial and five or more family residential properties	58,998	93,490

Total real estate construction	74,575	111,458
Consumer	104,240	109,070

Subtotal	1,080,739	1,178,478

Less deferred loan fees, net	(2,437)	(2,625)

Total loans, net of deferred loan fees	$1,078,302	$1,175,853

Loans held for sale	$10,640	$22,102

The following table summarizes certain information related to nonperforming loans:

	December 31,
	2003	2002	2001
	(in thousands)
Loans accounted for on a nonaccrual basis	$13,255	$16,918	$17,635
Restructured loans		187	716

Total nonperforming loans	$13,255	$17,105	$18,351

Originally contracted interest	$1,724	$2,232	$1,277
Less recorded interest	(386)	(568)	(645)

Reduction in interest income	$1,338	$1,664	$632

At December 31, 2003 and 2002, the recorded investment in impaired loans was $11.2 million and $18.2 million, respectively. The difference between total nonperforming loans and impaired loans are those homogeneous loans that are evaluated on a pooled basis as well as a single credit that was impaired at year-end 2002 and was not a nonaccrual loan in accordance with the Company’s policies. A specific allowance for loan losses was made for impaired loans of $3.1 million at December 31, 2003, $1.3 million at December 31, 2002, and $1.3 million at December 31, 2001. The average recorded investment in impaired loans for the periods ended December 31, 2003, 2002, and 2001, was $8.5 million, $16.0 million, and $11.8 million, respectively. Interest income recognized on impaired loans was $386,000 in 2003, $568,000 in 2002, and $645,000 in 2001.

At December 31, 2003 and 2002, there were no commitments of additional funds for loans accounted for on a nonaccrual basis.

At December 31, 2003 and 2002, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas of the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $18.5 million and $11.8 million at December 31, 2003 and 2002, respectively. During 2003, $8.7 million related party loans were made, loan balances of $1.2 million from terminations were removed, and repayments totaled $846,000. During 2002, $248,000 related party loans were made, loan balances of $261,000 from terminations were removed, and repayments totaled $5.3 million. During 2001, $7.0 million of new related party loans were made, loan balances of $1.0 million from terminations were removed, and repayments totaled $13.5 million.

6.    Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Balance at beginning of period	$19,171	$14,734	$18,791
Loans charged off	(2,552)	(12,088)	(10,048)
Recoveries	792	745	191

Net charge-offs	(1,760)	(11,343)	(9,857)
Provision charged to operating expense	2,850	15,780	5,800

Balance at end of period	$20,261	$19,171	$14,734

7.    Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2003	2002
	(in thousands)
Land	$11,878	$12,066
Buildings	35,959	35,314
Leasehold improvements	1,701	1,711
Furniture and equipment	20,193	20,721
Vehicles	273	257
Computer software	3,944	3,865

Total cost	73,948	73,934
Less accumulated depreciation and amortization	(23,256)	(21,013)

Total	$50,692	$52,921

Total depreciation and amortization expense on buildings and furniture and equipment was $3.9 million, $3.8 million, and $3.4 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s executive offices and several loan and support departments are located in the “Columbia Bank Center” in downtown Tacoma. The Company leases space in the building as its major tenant. With an expiration date of January 1, 2016, the lease agreement provides for two renewal options of five years each. As of December 31, 2003, the Company is obligated under various noncancellable lease agreements for property and equipment (primarily for land and buildings) that require future minimum rental payments, exclusive of taxes and other charges, as follows:

Year Ending December 31,
(in thousands)
2004	$2,512
2005	2,529
2006	2,357
2007	2,123
2008 and thereafter	16,019

Total minimum payments	$25,540

Total rental expense on buildings and equipment was $3.2 million, $2.6 million, and $2.1 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

8.    Deposits

Year-end deposits are summarized in the following table:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Demand and other noninterest-bearing	$317,721	$299,862	$242,971
Interest-bearing demand	214,158	188,829	154,124
Money market	483,078	422,201	393,869
Savings	83,281	69,816	55,582
Certificates of deposit less than $100,000	230,416	265,586	255,638
Certificates of deposit $100,000 or greater	215,972	240,859	204,566

Total	$1,544,626	$1,487,153	$1,306,750

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or greater:

December 31, 2003
(in thousands)
Remaining maturity
3 months and under	$60,001
Over 3 through 6 months	40,433
Over 6 through 12 months	43,433
Over 12 months	72,105

Total	$215,972

9.    Federal Home Loan Bank Advances, Long-term Debt, and Trust Preferred Obligations

The Company had Federal Home Loan Bank (FHLB) advances of $16.5 million and $46.5 million at December 31, 2003 and 2002, respectively. At year-end 2003 and 2002, the Company held $22.2 million $21.4 million, respectively in debt arising from the trust preferred offering described below. The Company had no other long-term debt at December 31, 2003 or 2002.

FHLB advances are at the following interest rates:

	December 31,
	2003	2002
	(dollars in thousands)
Interest Rates
2.375%		$22,321
2.300		24,149
1.100	$16,500

Total	$16,500	$46,470

Outstanding FHLB advances totaling $16.5 million at December 31, 2003, represent overnight borrowings.

FHLB advances are collateralized by a blanket pledge of residential real estate loans with a recorded value of approximately $58.5 million at December 31, 2003 and $51.8 million at December 31, 2002. Penalties are generally required for prepayments of certain long-term FHLB advances.

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 4.74% at December 31, 2003. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. At December 31, 2003, the Company adopted FIN No. 46 (as revised),”Consolidation of Variable Interest Entities”, whereby the trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 consolidated balance sheet and the Company’s related investment in the Trust of $681,000 was recorded in other assets (see Note 1). The subordinated debt payable to the trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at December 31, 2003 and 2002, there was no balance outstanding. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

10.    Income Tax

The components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current	$8,827	$5,256	$5,015
Deferred (benefit)	(508)	(1,235)	1,374

Total	$8,319	$4,021	$6,389

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$7,231	$6,904
Unrealized (gain) loss on investment securities available for sale	276	(355)
Supplemental executive retirement plan	597	244

Total deferred tax assets	8,104	6,793
Deferred tax liabilities:
FHLB stock dividends	(1,857)	(1,714)
Depreciation	(777)	(748)

Total deferred tax liabilities	(2,634)	(2,462)

Net deferred tax assets	$5,470	$4,331

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2003		2002		2001
	(dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax based on statutory rate	$9,744	35%	$5,217	35%	$6,616	35%
Increase (reduction) resulting from:
Tax credits	(153)	(1)	(177)	(1)	(129)	(1)
Tax exempt instruments	(1,440)	(5)	(1,142)	(8)	(316)	(1)
Other nondeductible items	168	1	123	1	218	1

Income tax	$8,319	30%	$4,021	27%	$6,389	34%

11.    Stock Options

The Company has a stock option plan (the “Plan”) to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company’s stock at the grant date. At December 31, 2003, a maximum of 1,600,028 option shares were authorized under the Plan, of which a net 1,432,579 were granted, 774,148 have been exercised, and 167,449 were available for future grants. Generally, stock options vest three years after the date of grant and are exercisable for a five-year period after vesting.

At December 31, 2003 and 2002, the Company had stock options outstanding of 658,431 shares and 801,932 shares, respectively, for the purchase of common stock at option prices ranging from $3.99 to $19.93 per share. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price.

The following table outlines the stock option activity for 2003, 2002, and 2001:

	Number of Option Shares	Weighted-Average Price of Option Shares	Weighted-Average Issue Date Fair Value
	(in thousands)
Balance at January 1, 2001	943,841	$9.72
Granted	82,288	12.71	$6.40
Exercised	(169,281)	5.04
Terminated	(13,462)	10.41

Balance at December 31, 2001	843,386	10.91
Granted	114,488	12.64	5.63
Exercised	(91,767)	4.35
Terminated	(64,175)	12.46

Balance at December 31, 2002	801,932	11.80
Granted	36,000	15.74	6.86
Exercised	(104,859)	8.94
Terminated	(74,642)	12.64

Balance at December 31, 2003	658,431	$12.37

Total Vested at December 31, 2003	466,073	$12.04

Financial data pertaining to outstanding stock options were as follows:

December 31, 2003
Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 3.99 – $ 5.98	8,878	0.3 years	$5.97	8,878	$5.97
5.99 – 7.97	63,761	2.0	7.45	63,761	7.45
7.98 – 9.96	42,024	3.9	8.69	42,024	8.69
9.97 – 11.96	212,480	4.7	11.09	190,392	11.07
11.97 – 13.95	206,612	4.8	12.70	74,306	12.56
13.96 – 15.94	28,464	7.1	14.73
15.95 – 17.94	6,671	2.4	17.78	6,671	17.78
17.94 – 19.93	89,541	3.0	19.37	80,041	19.49

	658,431	4.2 years	$12.37	466,073	$12.04

The fair value of options granted under the Company’s stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001: expected volatility of 41.91% in 2003, 43.34% in 2002, and 44.54% in 2001; risk-free rates of 3.32% for 2003, 4.23% for 2002, and 4.84% for 2001; 0.27% annual dividend yields for 2003 and no annual dividend yields for 2002 and 2001; and expected lives of six years in 2003, five years in 2002, and six years in 2001.

The Company periodically grants restricted stock awards to its named executives. The purpose of such awards is to reward the executives for prior service to the Company and to incent such executives to continue to serve the Company in the future. In each case, the awards provide for the immediate issuance of shares of Company common stock to the executive, with such shares held in escrow until the executive meets certain conditions. In 1998, the Company granted restricted stock awards of 43,313 shares to certain of its named executives. The fair values of the restricted stock awards are amortized over a 5-year period. Amortization expense was approximately $28,000, $183,000, and $363,000, for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003, there were no restricted stock awards outstanding.

12.    Regulatory Capital Requirements

The Company (on a consolidated basis) and Columbia Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Columbia Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Columbia Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Columbia Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2003 and 2002, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company’s and Columbia Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to risk-weighted assets):
The Company	$189,205	14.49%	$104,471	8.0%	N/A	N/A
Columbia Bank	182,748	14.02%	104,268	8.0%	$130,336	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	172,864	13.24%	52,235	4.0%	N/A	N/A
Columbia Bank	166,407	12.77%	52,134	4.0%	78,201	6.0%
Tier 1 Capital (to average assets):
The Company	172,864	10.03%	68,955	4.0%	N/A	N/A
Columbia Bank	166,407	9.69%	68,709	4.0%	85,887	5.0%
As of December 31, 2002:
Total Capital (to risk-weighted assets):
The Company	$170,440	12.32%	$110,694	8.0%	N/A	N/A
Columbia Bank	162,958	11.78%	110,672	8.0%	$138,341	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	153,121	11.07%	55,347	4.0%	N/A	N/A
Columbia Bank	145,642	10.53%	55,336	4.0%	83,004	6.0%
Tier 1 Capital (to average assets):
The Company	153,121	9.18%	66,753	4.0%	N/A	N/A
Columbia Bank	145,642	8.78%	66,369	4.0%	82,961	5.0%

13.    Employee Benefit Plan

The Company maintains a defined contribution plan, amended in 2002, that allows employees to contribute up to 50% of their compensation to the plan, up from 15% of compensation prior to the 2002 amendment. Employees who are at least 18 years of age and have completed six months of service are eligible to participate in the plan. The Company is required to match 50% of employee contributions up to 3% of each employee’s total compensation. The Company contributed approximately $448,000, $435,000, and $371,000, in matching funds to the plan during the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s defined contribution plan provides for a nonmatching, discretionary contribution as determined annually by the Board of Directors of the Company. The Company’s discretionary contributions were approximately $1.0 million for the years ended 2003 and 2002, and $888,000, for the year ended 2001.

The Company maintains an “Employee Stock Purchase Plan” (“ESPP”). The Plan was amended by the Board of Directors on January 26, 2000. Under the amended plan, substantially all employees of the Company are eligible to participate in the ESPP. The amended plan provides for offerings every six months at which time common stock is issued for cash at a price of the lower of 90% of the fair market value of the stock at the beginning or end of the offering period. Under the ESPP, employees acquired 18,651 shares for approximately $254,000 in 2003 and 19,154 shares for approximately $220,000 in 2002. There is no charge to income as a result of issuance of stock under this plan. The discount offered to employees approximates the cost of raising capital and does not have a material effect on net income and earnings per share. At December 31, 2003, 42,000 shares of common stock were available for issuance under this plan.

In 2001, the Company implemented a supplemental executive retirement plan (SERP) for five of the top executive officers to provide retirement benefits. The SERP is unsecured and unfunded and there are no program assets. Columbia has purchased life insurance on the above executives and intends to use the cash values of the policies to fund the SERP retirement obligations. Associated with the SERP benefit is a death benefit for each executive’s beneficiaries. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The Company had expenses of $700,000 during 2003 and $493,000 during 2002 in connection with this program, which was funded through other income generated by the Company’s “Bank Owned Life Insurance” (BOLI). The SERP projected benefit obligation is accrued over the estimated remaining term of employment. The maximum projected benefit obligation is $1.6 million at year-end 2003 and $771,000 at year-end 2002, and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 7.00% in 2003 and 6.00% in 2002, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment.

The Company continued its long-term care program for directors in 2003 and 2002, which provides benefits in the event those individuals become chronically ill. The coverage is for a period of three years up to a lifetime, depending on the age of the director, and the amount of the benefit is based on the director’s years of service with the Company after the inception of the long-term care program.

During 2003, the Company purchased an additional $1.7 million of BOLI in connection with the above SERP and long-term care benefit programs, and received $1.5 million in noninterest income. During 2002, the Company purchased $10.3 million of BOLI and received $1.3 million in noninterest income. In 2001, $16.3 million of BOLI was purchased, providing $429,000 in noninterest income.

14.    Commitments and Contingent Liabilities

In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2003 and 2002, the Company’s loan commitments amounted to $375.7 million and $364.8 million, respectively. Standby letters of credit were $8.6 million and $13.9 million at December 31, 2003 and 2002, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $641,000 and $444,000 at December 31, 2003 and 2002, respectively.

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

15.    Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
		2003		2002
	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$49,685	$49,685	$67,058	$67,058
Interest-earning deposits with banks	Approximately equal to carrying value	949	949	18,425	18,425
Securities available for sale	Quoted market prices	509,200	509,200	321,513	321,513
Securities held to maturity	Quoted market prices	4,548	4,708	6,192	6,412
Loans held for sale	Discounted expected future cash flows	10,640	10,638	22,102	22,105
Loans	Discounted expected future cash flows, net of allowance for loan losses	1,058,041	1,058,384	1,156,682	1,157,220

Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$1,544,626	$1,523,344	$1,487,153	$1,469,022
Federal Home Loan Bank advances	Discounted expected future cash flows	16,500	16,500	46,470	46,469
Long-term obligations	Discounted expected future cash flows	22,180	22,181	21,433	21,434

Off-Balance-Sheet Financial Instruments

The fair value of commitments, guarantees, and letters of credit at December 31, 2003 and 2002, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Significant portions of the changes in net interest income and total assets for 2003 as compared to 2002 reflect transfers of loans from retail banking to commercial banking.

Financial highlights by lines of business:

Condensed Statement of Operations:

	Year Ended December 31, 2003
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$14,406	$29,278	$14,296	$3,037	$61,017
Other income	889	6,929	3,754	11,212	22,784
Other expense	(3,684)	(17,375)	(2,544)	(32,357)	(55,960)

Contribution to overhead and profit	$11,611	$18,832	$15,506	$(18,108)	$27,841
Income taxes					(8,319)

Net income					$19,522

Total assets	$416,552	$472,927	$267,182	$587,686	$1,744,347

	Year Ended December 31, 2002
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$11,994	$32,499	$15,388	$(11,372)	$48,509
Other income	861	5,955	3,424	9,810	20,050
Other expense	(3,209)	(18,698)	(2,718)	(29,028)	(53,653)

Contribution to overhead and profit	$9,646	$19,756	$16,094	$(30,590)	14,906
Income taxes					(4,021)

Net income					$10,885

Total assets	$334,118	$617,570	$324,854	$423,071	$1,699,613

	Year Ended December 31, 2001
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$11,294	$33,237	$12,792	$(4,918)	$52,405
Other income	687	4,909	2,677	9,178	17,451
Other expense	(2,711)	(17,525)	(2,470)	(28,248)	(50,954)

Contribution to overhead and profit	9,270	20,621	12,999	(23,988)	18,902
Income taxes					(6,389)

Net income					$12,513

Total assets	$338,339	$586,767	$339,175	$234,013	$1,498,294

17.    Parent Company Financial Information

Condensed Statements of Operations—Parent Company Only

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Income
Interest on loans	$32	$39	$57
Interest on securities available for sale	41	207	48
Dividend from bank subsidiary
Interest-earning deposits:
Unrelated banks	37	20	101
Other	5	52	53
Gain on sale of investment securities		193

Total Income	115	511	259
Expense
Compensation and employee benefits	102	433	673
Long-term obligations	1,077	1,221	635
Other interest expense			279
Other expense	850	828	687

Total Expenses	2,029	2,482	2,274

(Loss) income before income tax benefit and equity in undistributed net income of subsidiary	(1,914)	(1,971)	(2,015)
Income tax benefit	(670)	(690)	(705)

(Loss) income before equity in undistributed net income of subsidiary	(1,244)	(1,281)	(1,310)
Equity in undistributed net income of subsidiary	20,766	12,166	13,823

Net Income	$19,522	$10,885	$12,513

Condensed Balance Sheets—Parent Company Only

	December 31,
	2003	2002
	(in thousands)
Assets
Cash and due from subsidiary bank	$224	$1,096
Interest-earning deposits with unrelated banks	497	6,445

Total cash and cash equivalents	721	7,541
Securities available for sale	4,987
Loans	525	656
Investment in banking subsidiary	166,569	146,302
Other assets	43	51

Total Assets	$172,845	$154,550

Liabilities and Shareholders’ Equity
Trust preferred obligations		$21,433
Long-term subordinated debt	$22,180
Other liabilities	293	733

Total liabilities	22,473	22,166
Shareholders’ equity	150,372	132,384

Total Liabilities and Shareholders’ Equity	$172,845	$154,550

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Operating Activities
Net income	$19,522	$10,885	$12,513
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiary	(20,766)	(12,166)	(13,823)
Provision for depreciation and amortization	11	58	14
Net gains on sale of securities available for sale		(193)
Net changes in other assets and liabilities	(449)	675	(455)

Net cash used by operating activities	(1,682)	(741)	(1,751)
Investing Activities
Purchase of securities available for sale	(4,974)		(5,212)
Proceeds from sales of securities available for sale		5,355
Loan principal collected	131		360
Contribution of capital – bank subsidiary, net			(2,000)

Net cash (used) by investing activities	(4,843)	5,355	(6,852)
Financing Activities
Payment of other borrowings			(4,500)
Proceeds from trust preferred obligations			22,000
Payment of trust preferred placement fee			(661)
Cash dividends paid	(2,008)
Proceeds from issuance of common stock	1,647	1,168	1,796
Repurchase of common stock			(8,960)
Other, net	66	66	28

Net cash (used) provided by financing activities	(295)	1,234	9,703

(Decrease) increase in cash and cash equivalents	(6,820)	5,848	1,100
Cash and cash equivalents at beginning of period	7,541	1,693	593

Cash and cash equivalents at end of period	$721	$7,541	$1,693

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2003 results. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated into the Form 10-K.

Form 10-K

Part and Item No.	Caption	Annual Report Page Number	Proxy Statement Page Number*
Part I
Item 1	Business	1-4, 27, 29-33 53 (Note 12) 56-58 (Note 16), 63
Item 2	Properties	1-4 49 ( Note 7)
Item 3	Legal Proceedings	55 (Note 14)
Item 4	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
Item 5	Market for the Registrant’s Common Stock and Related Stockholder Matters	28
Item 6	Selected Financial Data	5-6
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-27
Item 7a	Quantitative and Qualitative Disclosures About Market Risk	22-25
Item 8	Financial Statements and Supplementary Data	27, 35-60
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls & Procedures	34

Part III
Item 10	Directors and Executive Officers of the Registrant		6-8, 23
Item 11	Executive Compensation *		15-19
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		5-6
Item 13	Certain Relationships and Related Transactions		23
Item 14	Principal Accountant Fees and Services		24-25

Part IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	62

*	The Compensation Committee Report on Executive Compensation, the Stock Performance Graph and the Audit Committee Report are not incorporated into this Form 10-K Annual Report by reference.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed with this Form 10-K Annual Report through incorporation by reference:

•	Columbia’s Restated Articles of Incorporation

•	Columbia’s Restated Bylaws

•	Specimen of Common Stock Certificate

•	Material Contracts, including certain compensatory plans and agreements

•	Code of Ethics

•	Subsidiary of the Company

•	Consent of Deloitte & Touche, LLP

•	Certifications

•	Powers of Attorney of Directors Fabulich, Folsom, Goldberg, Halleran, Hulbert, Matson, Regis, Rodman, Weyerhaeuser, and Will.

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

    Deloitte & Touche LLP

Transfer Agent and Registrar

    American Stock Transfer & Trust Company

Market Makers

    D.A. Davidson & Co.

    Goldman, Sachs & Co.

    Hoefer & Arnett, Inc.

    Knight Securities LP

    Morgan Stanley & Co., Inc.

    RBC Dain Rauscher, Inc.

    Schwab Capital markets

Regulatory and Securities Counsel

    Graham & Dunn PC

Annual Meeting

    Best Western Hotel & Conference Center

    5700 Pacific Highway East

    Fife, Washington

    Wednesday, April 28, 2004

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

Jo Anne Coy

Vice President,

Director of Marketing

P.O. Box 2156, MS 8300

Tacoma, WA 98401-2156

Tel (253) 305-1965

Fax (253) 305-0317

jcoy@columbiabank.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25 day of February 2004.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25 day of February 2004.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 25, 2004 as attorney in fact for the following directors who constitute a majority of the Board.

[Jack Fabulich]	[Thomas L. Matson]
[John P. Folsom]	[Daniel C. Regis]]
[Frederick M. Goldberg]	[Donald Rodman]
[John A. Halleran]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel Attorney-in-fact

February 25, 2004

Columbia Banking System, Inc. Board of Directors

Melanie J. Dressel	Jack Fabulich	John P. Folsom
President and Chief Executive Officer	Honorary Chairman of Parker	President
Columbia Banking System, Inc.	Paint Manufacturing, Inc.	Brown & Brown
	Commissioner	of Washington, Inc.
Port of Tacoma

Frederick M. Goldberg	John A. Halleran	Thomas M. Hulbert
Director	Private Investor	President and
Saltchuck Resources, Inc.		Chief Executive Officer
Managing Partner		Hulco, Inc. and
Goldberg Investments		Winsor Corporation

Thomas L. Matson	Daniel C. Regis	Donald Rodman
Owner and President	Managing Director	Owner and
Tom Matson Dodge, Inc.	Digital Partners	Executive Officer
	Director	Rodman Realty
Cray, Inc.
Director
Primus Knowledge Solutions, Inc.

William T. Weyerhaeuser	James M. Will
Chairman	President
Columbia Banking System, Inc.	Titus-Will Enterprises
Chairman	Titus-Will Chevrolet, Oldsmobile & Cadillac, Olympia, WA
EDEN Bioscience Corporation
Vice Chairman
Potlatch Corporation

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

10.1	Outsourcing agreement as of January 1, 2001 between the Company and Metavante Corporation (4)

10.2	Deferred Compensation Plan for directors and certain key employees effective September 22, 1999. (2)

10.3	2000 Amended and Restated Stock Option Plan. (5)

10.4	Amended and Restated Employee Stock Purchase Plan. (3)

10.5	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust. (3)

10.6	Amended Employment Agreement between the Bank, the Company and Melanie J. Dressel effective December 20, 2000. (3)

10.7	Employment Agreement between the Bank, the Company and Harald R. Russell effective December 20, 2000. (3)

10.8	Employment Agreement between the Bank, the Company and Evans Q. Whitney effective December 20, 2000. (3)

10.9	Form of Severance Agreement between the Company and Mr. Gary Schminkey effective December 20, 2000. (3)

10.10	Form of Promissory Note issued by each of Ms. Dressel, Mr. Whitney and Mr. Russell to the Company in consideration of the Company’s 2000 issuance of restricted stock. (3)

10.11	Restricted Stock Award Agreement between the Bank, the Company and Melanie J. Dressel effective January 28, 1998. (3)

10.12	Restricted Stock Award Agreement between the Bank, the Company and Harald R. Russell effective January 28, 1998. (3)

10.13	Restricted Stock Award Agreement between the Bank, the Company and Evans Q. Whitney effective January 28, 1998. (3)

10.14	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Devine, Mr. Folsom, Mr. Halleran, Mr. Hulbert, Mr. Rodman and Mr. Will. (6)

10.15

Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel, H.R. Russell, Gary R. Schminkey, and Evans Q. Whitney. (6)

10.16

Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following officers: J. James Gallagher, Melanie J. Dressel, H.R. Russell, Gary R. Schminkey, and Evans Q. Whitney. (7)

10.17	Separation and Release Agreement between Harald R. Russell and Columbia Banking System, Inc.

10.18	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003 for directors and key employees.

14	Code of Ethics

21	Subsidiaries of the Company: Columbia State Bank. Columbia (WA) Statutory Trust.

23	Consent of Deloitte & Touche, LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.