Form 10-Q
period 2004-03-31
COLUMBIA BANKING SYSTEM INC
filed 2004-05-10
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Yes ☒ No ☐

The number of shares of the issuer’s Common Stock outstanding at April 30, 2004 was 13,561,637.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
(in thousands except per share)	2004	2003
Interest Income
Loans	$16,049	$18,612
Securities available for sale	5,039	3,097
Securities held to maturity	28	44
Deposits with banks	13	27

Total interest income	21,129	21,780
Interest Expense
Deposits	3,915	5,206
Federal Home Loan Bank advances	80	277
Long-term obligations	262	278

Total interest expense	4,257	5,761

Net Interest Income	16,872	16,019
Provision for loan losses	300	1,600

Net interest income after provision for loan losses	16,572	14,419
Noninterest Income
Service charges and other fees	2,527	2,395
Mortgage banking	503	1,081
Merchant services fees	1,562	1,291
Loss on sale of investment securities, net	(6)
Bank owned life insurance (BOLI)	250	398
Other	278	388

Total noninterest income	5,114	5,553
Noninterest Expense
Compensation and employee benefits	7,786	7,172
Occupancy	2,086	2,187
Merchant processing	652	496
Advertising and promotion	271	507
Data processing	515	449
Legal and professional services	628	514
Taxes, licenses and fees	384	450
Net cost (gain) of other real estate owned	12	(5)
Other	2,015	1,924

Total noninterest expense	14,349	13,694

Income before income taxes	7,337	6,278
Provision for income taxes	2,186	1,847

Net Income	$5,151	$4,431

Net income per common share:
Basic	$0.36	$0.32
Diluted	0.36	0.31
Dividends paid per common share	$0.05
Average number of common shares outstanding	14,147	13,969
Average number of diluted common shares outstanding	14,391	14,086

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

			March 31,	December 31,
(in thousands)			2004	2003
Assets
Cash and due from banks			$46,889	$49,685
Interest-earning deposits with banks			21,189	949

Total cash and cash equivalents			68,078	50,634
Securities available for sale at fair value (amortized cost of $484,681 and $509,989, respectively)			493,516	509,200
Securities held to maturity (fair value of $4,510 and $4,708, respectively)			4,353	4,548
Federal Home Loan Bank stock			10,177	10,116
Loans held for sale			15,738	10,640
Loans, net of unearned income of $2,461 and $2,437, respectively			1,131,531	1,078,302
Less: allowance for loan losses			19,958	20,261

Loans, net			1,111,573	1,058,041
Interest receivable			7,378	6,640
Premises and equipment, net			50,007	50,692
Real estate owned			1,056	1,452
Other			39,477	42,384

Total Assets			$1,801,353	$1,744,347

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing			$326,818	$317,721
Interest-bearing			1,276,560	1,226,905

Total deposits			1,603,378	1,544,626
Federal Home Loan Bank advances				16,500
Other borrowings			1,000
Long-term subordinated debt			22,196	22,180
Other liabilities			11,763	10,669

Total liabilities			1,638,337	1,593,975
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	March 31, 2004	December 31, 2003
Common stock (no par value)
Authorized shares	60,032	60,032
Issued and outstanding	13,557	13,433	114,584	112,675
Retained earnings			42,689	38,210
Accumulated other comprehensive income
Unrealized gains (losses) on securities available for sale, net of tax			5,743	(513)

Total shareholders’ equity			163,016	150,372

Total Liabilities and Shareholders’ Equity			$1,801,353	$1,744,347

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount
Balance at January 1, 2003	13,310	$111,028	$20,696	$660	$132,384
Comprehensive income:
Net income for 2003			19,522
Reclassification of net gains on securities available for sale included in net income, net of tax of $78				(144)
Change in unrealized gains (losses) on securities available for sale, net of tax of $554				(1,029)
Total comprehensive income					18,349
Issuance of stock under stock option and other plans	123	1,647			1,647
Cash dividends paid on common stock			(2,008)		(2,008)

Balance at December 31, 2003	13,433	112,675	38,210	(513)	150,372

Comprehensive income:
Net income for 2004			5,151
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4
Change in unrealized gains (losses) on securities available for sale, net of tax of $3,366				6,252
Total comprehensive income					11,407
Issuance of stock under stock option and other plans	124	1,909			1,909
Cash dividends paid on common stock			(672)		(672)

Balance at March 31, 2004	13,557	$114,584	$42,689	$5,743	$163,016

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003
Operating Activities
Net income	$5,151	$4,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	1,600
Deferred income tax expense	3,334	227
Gains on sale of real estate owned and other personal property owned	(16)	(13)
Depreciation and amortization	2,025	2,535
Net realized loss (gain) on sale of assets	27	(5)
(Increase) decrease in loans held for sale	(5,098)	1,660
Increase in interest receivable	(738)	(631)
Decrease in interest payable	(20)	(317)
Stock dividends from Federal Home Loan Bank stock	(61)	(128)
Net changes in other assets and liabilities	(2,740)	(1,725)

Net cash provided by operating activities	2,164	7,634
Investing Activities
Proceeds from maturities of securities available for sale	511	18
Purchases of securities available for sale	(3,046)	(6,033)
Proceeds from sales of mortgage-backed securities available for sale	13,993
Proceeds from maturities of mortgage-backed securities available for sale	22,573	49,678
Purchases of mortgage-backed securities available for sale	(10,239)	(133,410)
Proceeds from maturities of securities held to maturity	195	170
Loans originated and acquired, net of principal collected	(53,424)	25,159
Purchases of premises and equipment	(270)	(314)
Proceeds from disposal of premises and equipment	13	32
Proceeds from sales of real estate and other personal property owned	469	662

Net cash used by investing activities	(29,225)	(64,038)
Financing Activities
Net increase in deposits	58,752	1,886
Proceeds from Federal Home Loan Bank advances	56,100	98,500
Repayment of FHLB advances	(72,600)	(45,166)
Proceeds from other borrowings	1,000
Cash dividends paid on common stock	(672)
Proceeds from issuance of common stock, net	1,909	282
Other, net	16	17

Net cash provided by financing activities	44,505	55,519
Increase (decrease) in cash and cash equivalents	17,444	(885)
Cash and cash equivalents at beginning of period	50,634	85,483

Cash and cash equivalents at end of period	$68,078	$84,598

Supplemental information:
Cash paid for interest	$4,277	$6,078
Cash paid for income taxes	2,152	1,256
Loans foreclosed and transferred to real estate owned or other personal property owned		2,939

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

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 244,000 and 117,000 for the three months ended March 31, 2004 and 2003, respectively.

The Company has a stock option plan and applies APB Opinion 25, Accounting for Stock issued to Employees, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates consistent with Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below:

(dollars in thousands, except per share)	For the three months ended March 31, 2004	For the three months ended March 31, 2003

Net income attributable to common stock:
As reported	$5,151	$4,431
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of related tax effects	(93)	(114)

Pro forma net income	$5,058	$4,317

Net income per common share:
Basic:
As reported	$0.36	$0.32
Pro forma	0.36	0.31
Diluted:
As reported	$0.36	$0.31
Pro forma	0.35	0.31

3. Dividends

On January 29, 2004, the Company declared a quarterly cash dividend of $0.05 per share, payable on February 25, 2004, to shareholders of record at the close of business February 11, 2004.

Subsequent to quarter end, on April 28, 2004, the Company announced a quarterly cash dividend of $0.07 per share and a 5% stock dividend payable on May 26, 2004, to shareholders of record as of May 12, 2004. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this stock dividend.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Changes in net interest income and total assets for the three month periods ending March 31, 2004 as compared to March 31, 2003 reflect transfers of loans from retail banking to commercial banking.

Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended March 31, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$4,033	$7,093	$2,923	$2,523	$16,572
Other income	235	1,708	502	2,669	5,114
Other expense	(1,071)	(4,571)	(494)	(8,213)	(14,349)

Contribution to overhead and profit	$3,197	$4,230	$2,931	$(3,021)	$7,337
Income taxes					2,186

Net income					$5,151

Total assets	$471,171	$469,766	$274,736	$585,680	$1,801,353

	Three Months Ended March 31, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$2,976	$8,048	$3,917	$(522)	$14,419
Other income	210	1,778	1,094	2,471	5,553
Other expense	(824)	(4,579)	(518)	(7,773)	(13,694)

Contribution to overhead and profit	$2,362	$5,247	$4,493	$(5,824)	$6,278
Income taxes					1,847

Net income					$4,431

Total assets	$328,402	$616,911	$306,052	$507,222	$1,758,587

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

The Company has established a network of 34 branches as of March 31, 2004 from which it intends to grow market share. Twenty-one branches are located in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties.

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

The Company intends to effect its growth strategy through a combination of growth at existing branch offices, new branch openings, and strategic business combinations. While the Company has no immediate plans for new branches, new markets and locations are reviewed on an ongoing basis and the Company will take advantage of branching opportunities as they arise.

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services Columbia offers include tailored loan products, Cash Management Services, Columbia On-Line™, International Services, Merchant Card Services and Investment Services. Additionally, in an effort to continue to provide exceptional service and to increase market share, the Company has formed a new Equipment Finance division, scheduled to begin operations on May 1.

Market Area

Over 75% of the Company’s market is centered in the South Puget Sound Region (“the South Sound”) of Washington state. Pierce County is located in the South Sound and Tacoma is the largest city in the County. The Company has 21 branch offices located in Pierce County and has the largest deposit market share as of June 30, 2003 according to the annual FDIC “Market Share Report”. The economy of the South Sound and that of the entire state of Washington has been in a recession since 2001, with unemployment rates ranking third in the nation at the end of 2003. Current economic indicators, however, have shown signs that recovery has begun with unemployment levels improving to eighth in the nation during the first quarter of 2004. Pierce County is anticipated to lead the statewide recovery with growth of 3.1% (“Pierce County Economic Index”) during 2004. Regional forecasts call for 11,000 new jobs in the information technology sector, as well as job growth in the health care, teaching, construction and retail sectors. The South Sound is benefiting from major construction projects currently underway such as the new Narrows Bridge and Convention Center located in downtown Tacoma. Additionally, expansion of the Port of Tacoma scheduled to be completed in late 2004, will provide the South Sound with a container terminal capable of handling the largest volume of container traffic north of Los Angeles. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County’s total employment.

To the north of Tacoma, King County is Washington’s most populous at 1.8 million residents. In Seattle, located in King County, the Company has a banking office in the downtown business sector. East of Seattle in Bellevue and Redmond, the Company has two banking offices. A large portion of the economy within this area is linked to aerospace, construction, computer software and biotechnology industries. While these industries were severely impacted by the State’s economic recession, signs of recovery have been evident during the first quarter of 2004. Microsoft Corporation, which is headquartered northeast of Bellevue, announced solid earnings for the quarter ended March 31, 2004. After eliminating close to 40,000 positions in 2002 and 2003, The Boeing Company (“Boeing”) is showing signs of improvement in its Commercial Airplanes unit. In late 2003, Boeing announced that it had selected its Everett, Washington facility for the construction of the new “7E7 Dreamliner” commercial jet. Subsequent to March 31, 2004, on April 26th, the 7E7 project was formally launched with the order of 50 jets, and more orders are expected in the coming year. Additionally, Boeing’s Integrated Defense Systems unit with numerous locations in King County has shown considerable growth as a result of increased military spending.

The Company has five branches in south King County, an area of residential communities whose employment base is supported by light industrial, aerospace and forest products industries. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company’s Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. Over the last few years, the forest products industry, in which Weyerhaeuser operates, has been in its worst downturn in half a century. During the first quarter of 2004 Weyerhaeuser has shown signs of recovery, as wood prices continue to improve and demand for packaging and containerboard has increased. The Auburn and Kent Valley areas located east of Federal Way are high residential and commercial growth markets.

CRITICAL ACCOUNTING POLICIES

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

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

Net Income

Net income for the first quarter of 2004 was $5.2 million, or $0.36 per diluted share, an increase of 16% compared to $4.4 million, or $0.31 per diluted share, for the first quarter of 2003. The increase in net income is due primarily to a decreased provision to the loan loss reserve and increased core deposits which lowered the Company’s overall cost of funding.

Total Revenue

During the first quarter of 2004, total revenue (net interest income plus noninterest income), was $22.0 million, an increase of $414,000, or 2% from the first quarter of 2003. The increase in total revenue in the first quarter 2004 compared to 2003 was due to higher net interest income offset in part by lower non-interest income.

Net Interest Income

Net interest income for the first quarter of 2004 increased 5% to $16.9 million, from $16.0 million in the first quarter of 2003. Although there was a decrease in interest income as compared to the first quarter of 2003 it was offset by a significant decrease in interest expense of 26% to $4.3 million, from $5.8 million in the first quarter of 2003. The decrease in interest income was a result of lower interest rates and declining average loan balances. The Company was able to offset this decrease through growth of core deposits resulting in a lower cost of funding.

The net interest margin (net interest income divided by average interest-earning assets) decreased to 4.25% in the first quarter of 2004 from 4.37% in the first quarter of 2003. Average interest-earning assets grew to $1.64 billion, or 8%, during the first quarter of 2004, compared with $1.52 billion for the same period in 2003. The yield on average interest-earning assets decreased 61 basis points to 5.30% during the first quarter of 2004 compared with 5.91% during the same period of 2003. The decrease in yield on earning assets is primarily due to declining loan demand experienced during 2003, which resulted in excess funds from core deposit growth being placed in lower yielding investments and overnight funds. Additionally, the yield on loans was impacted by a 25 basis point decrease in the prime rate at the end of the second quarter of 2003. (A basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%.) However, during the first quarter of 2004, the Company experienced a $53.2 million, or 5% increase in its loan portfolio from year-end 2003 due to increasing demand for commercial business and five or more family residential commercial property loans. In comparison, average interest-bearing liabilities increased to $1.29 billion or 4% during the first quarter of 2004 compared with $1.24 billion in the same period in 2003. The average cost of interest-bearing liabilities decreased 56 basis points to 1.32% during the first quarter of 2004 from 1.88% in the same period of 2003. The decrease in cost of funds is due to the Company’s focus on core deposit growth, as average core deposits increased 15.9% from the first quarter of 2003 to $1.1 billion at March 31, 2004.

The Company is asset sensitive from an interest-rate risk standpoint over a short-term period of at least 3 months and then becomes slightly liability sensitive over a twelve month period. In the event of a change in interest rates, a larger amount of the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities in the short-term. During a declining interest rate environment, the Company’s net interest margin will be compressed if it is unable to reprice its interest-bearing liabilities as its interest-earning assets reprice. Conversely, in a rising interest rate environment, the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities. Many economists believe that interest rates are at a low point in the current cycle and speculation is that the Federal Reserve may begin increasing the Federal Funds target rate sometime in 2004. In that event, the Company anticipates improvement in its net interest margin as interest-earning assets reprice faster than its deposits and other interest-bearing liabilities.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2004	2003	Amount
ASSETS
Loans	$1,126,363	$1,175,935	$(49,572)
Securities	510,756	335,432	175,324
Interest-earning deposits with banks	5,516	9,415	(3,899)

Total interest-earning assets	1,642,635	1,520,782	121,853
Other earning assets	31,611	28,455	3,156
Noninterest-earning assets	101,810	123,810	(22,000)

Total assets	$1,776,056	$1,673,047	$103,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,243,059	$1,163,251	$79,808
Federal Home Loan Bank advances	27,613	57,598	(29,985)
Trust preferred obligations		21,439	(21,439)
Long-term subordinated debt	22,186		22,186
Other borrowings	418		418

Total interest-bearing liabilities	1,293,276	1,242,288	50,988
Noninterest-bearing deposits	316,081	284,952	31,129
Other noninterest-bearing liabilities	11,718	10,647	1,071
Shareholders’ equity	154,981	135,160	19,821

Total liabilities and shareholders’ equity	$1,776,056	$1,673,047	$103,009

Noninterest Income

Noninterest income decreased $439,000, or 8% in the first quarter of 2004 as compared with the same period in 2003. The decrease in noninterest income during the first quarter is due to fewer residential mortgage loan originations resulting from the expected effect of rising long-term interest rates. This lower revenue was partially offset by increases in merchant services income, and service charges and other fees resulting from the growth in core deposits.

The Company has benefited from the historically low interest rate environment through increased mortgage banking activity which provided record non-interest income during 2003. The low rate environment, which began in the third quarter of 2002, stimulated demand for home refinancing, as well as new and existing home sales. During the later half of 2003 rates flattened and began to rise slightly, which resulted in decreased refinance and residential mortgage loan applications. This trend has continued into the first quarter of 2004, as mortgage banking income decreased 53% from the first quarter of 2003 to $503,000 at March 31, 2004. If the level of home refinancing remains low during subsequent quarters, non-interest income is likely to decrease from prior periods. In addition to mortgage banking, the Company has consistently increased its noninterest income in service charges and other fees and merchant services fees. Merchant services fees increased 21% from the first quarter of 2003 to $1.6 million at March 31, 2004, and service charges and other fees increased 6% or $132,000 for the same period.

In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. During the first quarter 2004, the Company recorded net losses on sale of investment securities of $6,000. There were no sales of securities during the first quarter of 2003.

Noninterest Expense

Total noninterest expense increased 5% to $14.3 million for the first quarter of 2004 from $13.7 million for the first quarter of 2003. This increase was primarily due to increased employee benefit costs, merchant processing expenses and professional fees.

Consistent with national trends, the Company has experienced increased costs of providing employee benefits, primarily health insurance coverage. Increased health insurance premiums and other benefits have resulted in compensation and employee benefits increasing 9% from the first quarter of 2003 to $7.8 million at March 31, 2004. Merchant processing expenses increased 31% during the first quarter of 2004 as compared to the same period in 2003. These expenses move in direct correlation with merchant services fees and are anticipated to increase in subsequent periods as growth in market share leads to greater merchant services fees.

Professional fees have increased 22% as compared to the first quarter of 2003 to $628,000 for the quarter ended March 31, 2004. This increase is due to additional costs pertaining to compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The Company anticipates ongoing expenses related to this matter in subsequent periods.

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities and net cost (gain) of OREO] was 63.36% for the first quarter 2004, compared to 61.84% for the first quarter of 2003. This increase was due primarily to decreased revenue from mortgage banking activity and increased employee benefit expenses and expenses related to the Sarbanes-Oxley Act of 2002. The Company is committed to controlling and managing expenses. Economic conditions within its markets and the historically low interest rates during the past three years have adversely impacted the Company’s ability to realize significant improvement of its efficiency ratio. Improvement in the efficiency ratio will depend on the Company’s ability to grow the loan portfolio and fee income and continuing to control expenses while adhering to its core values of customer service.

Income Taxes

The Company recorded an income tax provision of $2.2 million for the first quarter of 2004, compared with a provision of $1.8 million for the same period in 2003. The effective tax rate was 30% for the first quarter of 2004 and for the year ended December 31, 2003. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2004	% of Total	December 31, 2003	% of Total
Commercial business	$399,975	35.3%	$381,658	35.4%
Real estate:
One-to-four family residential	47,606	4.2	47,430	4.4
Commercial and five or more family residential commercial properties	495,875	43.8	472,836	43.8

Total real estate	543,481	48.0	520,266	48.2
Real estate construction:
One-to-four family residential	20,567	1.8	15,577	1.4
Commercial and five or more family residential commercial properties	61,630	5.5	58,998	5.5

Total real estate construction	82,197	7.3	74,575	6.9
Consumer	108,339	9.6	104,240	9.7

Sub-total loans	1,133,992	100.2	1,080,739	100.2
Less: Deferred loan fees	(2,461)	(0.2)	(2,437)	(0.2)

Total loans	$1,131,531	100.0%	$1,078,302	100.0%

Loans held for sale	$15,738		$10,640

Total loans (excluding loans held for sale) at March 31, 2004 increased $53.2 million, to $1.13 billion from $1.08 billion at year-end 2003 largely due to increases in commercial business and commercial and five or more family residential commercial properties loans.

Commercial Loans: As of March 31, 2004, commercial loans increased $18.3 million, or 5%, to $400.0 million from $381.7 million at year-end 2003, representing 35.3% of total loans at March 31, 2004 as compared with 35.4% of total loans at December 31, 2003. The increase in commercial loans is the result of an effective business development initiative and some early indications of an economic recovery in the market area. Declines in commercial loans in prior periods were a result of the economic recession causing business customers to reduce line of credit usage. The Company is committed to providing competitive commercial lending in its market areas. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans increased $176,000 to $47.6 million at March 31, 2004, representing 4.2% of total loans, compared with $47.4 million, or 4.4% of total loans at December 31, 2003. These loans are used by the Company to collateralize advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five or more family residential real estate lending increased $23.0 million, or 5%, to $495.9 million at March 31, 2004, representing 43.8% of total loans, from $472.8 million, or 43.8% of total loans at December 31, 2003. Generally, commercial and five or more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $5.0 million, or 32%, to $20.6 million at March 31, 2004, representing 1.8% of total loans, from $15.6 million, or 1.4% of total loans at December 31, 2003. Commercial and five or more family real estate construction loans increased $2.6 million, or 4%, to $61.6 million at March 31, 2004, representing 5.5% of total loans, from $59.0 million, or 5.5% of total loans at December 31, 2003.

Consumer Loans: At March 31, 2004, the Company had $108.3 million of consumer loans outstanding, representing 9.6% of total loans, an increase of $4.1 million, or 4%, compared with $104.2 million at December 31, 2003. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 6% to $14.4 million, or 0.80% of period-end assets at March 31, 2004 from $15.4 million, or 0.88% of period-end assets at December 31, 2003.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	March 31, 2004	December 31, 2003
Nonaccrual:
Commercial business	$9,880	$9,987
Real estate:
One-to-four family residential	574	365
Commercial and five or more family residential real estate	718	1,245
Real estate construction:
One-to-four family residential	664	663
Consumer	879	995

Total nonaccrual	$12,715	$13,255

Real estate owned	$1,056	$1,452
Other personal property owned	635	691

Total nonperforming assets	$14,406	$15,398

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

Nonperforming loans were $12.7 million, or 1.12% of total loans (excluding loans held for sale) at March 31, 2004, compared to $13.3 million, or 1.23% of total loans at December 31, 2003. Nonaccrual loans decreased $540,000, or 4% from year-end 2003 to $12.7 million at March 31, 2004, as several loans were either paid, returned to accrual status, or were uncollectible. Those loans that were uncollectible were written-down or charged-off.

Subsequent to March 31, 2004, a nonaccrual loan with a balance of $6.2 million at quarter end was brought back into accrual status due to improvement in the overall financial condition of the borrower. As a result, nonaccrual loan levels would have been reduced by 49% based on the nonaccrual loan balance at March 31, 2004.

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

Real Estate and Other Personal Property Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, decreased $396,000 to $1.1 million at March 31, 2004, from $1.5 million at December 31, 2003. During the first quarter of 2004, the Company sold two properties for gains of $16,000. No properties were foreclosed and moved to REO during the quarter. At March 31, 2004, REO consisted of four properties. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $56,000 during the first three months of 2004 to $635,000 from $691,000 at December 31, 2003. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

At March 31, 2004, the Company’s allowance for loan losses was $20.0 million, or 1.76% of total loans (excluding loans held for sale), 157% of nonperforming loans, and 139% of nonperforming assets. This compares with an allowance of $20.3 million, or 1.88% of the total loan portfolio, excluding loans held for sale, 153% of nonperforming loans, and 132% of nonperforming assets at December 31, 2003. In the first quarter 2004 the Company allocated $300,000 to its provision for loan losses, compared to $1.6 million in the first quarter of 2003, a decrease of $1.3 million due to improved credit quality in the loan portfolio and lower charge-offs.

Management will continue to maintain a prudent approach in establishing the level of the loan loss allowance; the Company manages risk in its loan portfolio through placing emphasis on credit quality over loan growth. A strong monitoring system and internal controls assist management in setting reserve levels that adequately reflect the inherent loss within the loan portfolio. Additionally, environmental factors relevant to the market place, which may affect the condition of the loan portfolio are taken into account when funding the loan loss allowance.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2004	2003
Beginning balance	$20,261	$19,171
Charge-offs:
Commercial business	(665)	(1,449)
Consumer	(49)	(106)

Total charge-offs	(714)	(1,555)
Recoveries:
Commercial business	22	40
Real estate construction: One-to-four family residential		1
Consumer	89	15

Total recoveries	111	56

Net charge-offs	(603)	(1,499)
Provision charged to expense	300	1,600

Ending balance	$19,958	$19,272

Total loans, net at end of period (1)	$1,131,531	$1,146,527

Allowance for loan losses to total loans	1.76%	1.68%

(1)	Excludes loans held for sale

In the first quarter 2004, net loan charge-offs were $603,000, compared with net loan charge-offs of $1.5 million for the same period in 2003. The $603,000 in net charge-offs during the quarter were comprised of several loans.

Securities

At March 31, 2004, the Company’s securities (securities available for sale and securities held to maturity) decreased $15.9 million, or 3% to $497.9 million from $513.7 million at year-end 2003. The Company purchased $13.3 million, received principal payments of $22.6 million and sold $14.0 million of securities available for sale for net realized losses of $6,000 during the first quarter of 2004. There were no sales of securities during the first quarter of 2003. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. Consistent with this strategy, management increased the Company’s securities portfolio during the later half of 2003 due to deposit growth outpacing loan demand.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale (in thousands)	March 31 2004	December 31 2003
U.S. Government agency	$30,236	$29,445
Mortgage-backed securities	380,530	401,170
State & municipal securities	81,755	77,598
Other securities	995	987

Total	$493,516	$509,200

Securities Held to Maturity (in thousands)	March 31 2004	December 31 2003
State & municipal securities	$4,353	$4,548

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $58.8 million, or 4%, to $1.6 billion at March 31, 2004 from December 31, 2003. Core deposits (demand deposit, savings, and money market accounts) increased $49.0 million, or 4% during the first three months of 2004 and certificate of deposit balances increased $9.7 million, or 2% compared to year-end 2003. Average core deposits increased to $1.11 billion during the first quarter of 2004, from $1.08 billion in the fourth quarter 2003 and from $957 million in the first quarter of 2003.

As equity markets improve, the Company recognizes that some of the deposit growth that occurred during the past couple of years may eventually be deployed elsewhere as customers regain confidence in those markets. At the same time, the Company anticipates growing its deposits through new customers and its current customer base as business and individual prosperity improves during an anticipated economic recovery.

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At March 31, 2004, brokered and other wholesale deposits (excluding public deposits) totaled $16.3 million, or 1% of total deposits, unchanged from December 31, 2003. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At March 31, 2004, the Company had no FHLB advances, compared to advances of $16.5 million at December 31, 2003. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 4.71% at March 31, 2004. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company. At December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), “Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt and the Company’s related investment in the Trust was recorded in other assets. The balance of the long-term subordinated debt was $22.2 million at March 31, 2004 and December 31, 2003. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

The Company has a $20 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at March 31, 2004, the Company had a balance outstanding of $1 million. There was no balance outstanding at December 31, 2003. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Capital

Shareholders’ equity at March 31, 2004 was $163.0 million, up 8% from $150.4 million at December 31, 2003. The increase is due to net income of $5.2 million and unrealized gains in the securities available for sale portfolio of $6.3 million (net of tax of $3.4 million) during the first three months of 2004, offset in part by cash dividends of $672,000. Shareholders’ equity was 9.05%, and 8.62% of total period-end assets at March 31, 2004, and December 31, 2003, respectively.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary to be classified as a “well capitalized” bank, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. Columbia Bank qualifies as “well-capitalized” at March 31, 2004 and December 31, 2003.

	Columbia Banking System, Inc.		Columbia State Bank		Requirements
	3/31/2004	12/31/2003	3/31/2004	12/31/2003	Adequately capitalized	Well-capitalized
Total risk-based capital ratio	14.41%	14.49%	13.89%	14.02%	8%	10%
Tier 1 risk-based capital ratio	13.16%	13.24%	12.64%	12.77%	4%	6%
Leverage ratio	10.09%	10.03%	9.74%	9.69%	4%	5%

Dividends

On January 29, 2004, the Company declared a quarterly cash dividend of $0.05 per share, payable on February 25, 2004, to shareholders of record at the close of business February 11, 2004. Subsequent to quarter end, on April 28, 2004, the Company announced a quarterly cash dividend of $0.07 per share and a 5% stock dividend payable on May 26, 2004, to shareholders of record as of May 12, 2004. Applicable Federal and Washington State regulations restrict cash capital distributions, including dividends, by institutions such as Columbia Bank. Such restrictions are tied to the institution’s capital levels after giving effect to distributions.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2004 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

Changes in Internal Controls. No changes occurred since the quarter ended March 31, 2004 in our internal controls over financial reporting that have material affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On January 30, 2004, the Company filed an 8-K dated January 27, 2004 announcing the appointment of Mark W. Nelson, Executive Vice President and Senior Credit Officer, as Chief Banking Officer. The press release was attached and incorporated by reference in its entirety.

On January 29, 2004, the Company filed an 8-K dated January 29, 2004 announcing its fourth quarter and fiscal year 2003 financial results. The press release was attached and incorporated in its entirety by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date	May 10, 2004	By	/s/ MELANIE J. DRESSEL

Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 10, 2004	By	/s/ GARY R. SCHMINKEY

Gary R. Schminkey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)