Form 10-Q
period 2004-06-30
COLUMBIA BANKING SYSTEM INC
filed 2004-08-09
CIK 887343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-20288

COLUMBIA BANKING SYSTEM, INC.

(Exact name of issuer as specified in its charter)

Washington	91-1422237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 “A” Street Tacoma, Washington	98401-2156
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s Common Stock outstanding at July 31, 2004 was 14,258,080.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2004	2003	2004	2003
Interest Income
Loans	$16,415	$17,861	$32,464	$36,473
Securities available for sale	4,612	3,557	9,651	6,654
Securities held to maturity	26	43	54	87
Deposits with banks	165	18	178	45

Total interest income	21,218	21,479	42,347	43,259

Interest Expense
Deposits	3,962	4,770	7,877	9,976
Federal Home Loan Bank advances		323	80	600
Long-term obligations	280	272	542	550

Total interest expense	4,242	5,365	8,499	11,126

Net Interest Income	16,976	16,114	33,848	32,133
Provision for loan losses		1,000	300	2,600

Net interest income after provision for loan losses	16,976	15,114	33,548	29,533

Noninterest Income
Service charges and other fees	2,745	2,474	5,272	4,981
Mortgage banking	661	1,117	1,164	2,198
Merchant services fees	1,841	1,517	3,403	2,808
Loss on sale of investment securities, net			(6)
Bank owned life insurance (BOLI)	346	368	596	766
Other	278	259	556	535

Total noninterest income	5,871	5,735	10,985	11,288

Noninterest Expense
Compensation and employee benefits	7,875	7,382	15,661	14,554
Occupancy	2,000	2,210	4,086	4,397
Merchant processing	750	638	1,402	1,134
Advertising and promotion	894	545	1,165	1,052
Data processing	563	467	1,078	916
Legal and professional services	668	470	1,296	984
Taxes, licenses and fees	405	362	789	812
Net cost of other real estate owned	62	42	74	37
Other	1,962	1,928	3,977	3,852

Total noninterest expense	15,179	14,044	29,528	27,738

Income before income taxes	7,668	6,805	15,005	13,083
Provision for income taxes	2,254	2,040	4,440	3,887

Net Income	$5,414	$4,765	$10,565	$9,196

Net income per common share:
Basic	$0.38	$0.34	$0.74	$0.66
Diluted	0.37	0.34	0.73	0.65
Dividends paid per common share	$0.07	$0.05	$0.07	$0.05
Average number of common shares outstanding	14,241	14,027	14,194	14,009
Average number of diluted common shares outstanding	14,463	14,207	14,425	14,151

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			June 30, 2004	December 31, 2003
Assets
Cash and due from banks			$68,392	$49,685
Interest-earning deposits with banks			78,295	949

Total cash and cash equivalents			146,687	50,634

Securities available for sale at fair value (amortized cost of $482,768 and $509,989, respectively)			472,814	509,200
Securities held to maturity (fair value of $4,454 and $4,708, respectively)			4,354	4,548
Federal Home Loan Bank stock			10,239	10,116
Loans held for sale			12,679	10,640
Loans, net of unearned income of $2,387 and $2,437, respectively			1,130,508	1,078,302
Less: allowance for loan losses			19,769	20,261

Loans, net			1,110,739	1,058,041

Interest receivable			6,685	6,640
Premises and equipment, net			50,188	50,692
Real estate owned			781	1,452
Other			46,457	42,384

Total Assets			$1,861,623	$1,744,347

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing			$341,772	$317,721
Interest-bearing			1,329,773	1,226,905

Total deposits			1,671,545	1,544,626

Federal Home Loan Bank advances				16,500
Other borrowings			1,000
Long-term subordinated debt			22,213	22,180
Other liabilities			11,191	10,669

Total liabilities			1,705,949	1,593,975

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

Common stock (no par value)	June 30 2004	December 31 2003
Authorized shares	63,034	63,034
Issued and outstanding	14,253	14,105	129,452	112,675
Retained earnings			32,692	38,210
Accumulated other comprehensive loss – Unrealized losses on securities available for sale, net of tax			(6,470)	(513)

Total shareholders’ equity			155,674	150,372

Total Liabilities and Shareholders’ Equity			$1,861,623	$1,744,347

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock
(in thousands)	Number Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2003	13,976	$111,028	$20,696	$660	$132,384
Comprehensive income:
Net income for 2003			19,522
Reclassification of net gains on securities available for sale included in net income, net of tax of $78				(144)
Change in unrealized gains (losses) on securities available for sale, net of tax of $554				(1,029)

Total comprehensive income					18,349
Issuance of stock under stock option and other plans	129	1,647			1,647
Cash dividends paid on common stock			(2,008)		(2,008)

Balance at December 31, 2003	14,105	112,675	38,210	(513)	150,372

Comprehensive income:
Net income for 2004			10,565
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4
Change in unrealized gains (losses) on securities available for sale, net of tax of $3,210				(5,961)

Total comprehensive income					4,608
Issuance of stock under stock option and other plans	148	2,316			2,316
Issuance of shares of common stock – 5% stock dividend		14,461	(14,461)
Cash dividends paid on common stock			(1,622)		(1,622)

Balance at June 30, 2004	14,253	$129,452	$32,692	$(6,470)	$155,674

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
Operating Activities
Net income	$10,565	$9,196
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	2,600
Deferred income tax (benefit) expense	(3,276)	1,570
Losses (gains) on sale of real estate owned and other personal property owned	35	(13)
Depreciation and amortization	4,198	4,846
Net realized loss (gain) on sale of assets	13	(19)
Increase in loans held for sale	(2,039)	(10,336)
(Increase) decrease in interest receivable	(45)	18
Decrease in interest payable	(20)	(764)
Stock dividends from Federal Home Loan Bank stock	(123)	(229)
Net changes in other assets and liabilities	2,893	(5,864)

Net cash provided by operating activities	12,501	1,005

Investing Activities
Proceeds from maturities of securities available for sale	522	3,110
Purchases of securities available for sale	(28,550)	(6,981)
Proceeds from sales of securities available for sale	13,993
Proceeds from maturities of mortgage-backed securities available for sale	48,243	106,120
Purchases of mortgage-backed securities available for sale	(10,239)	(150,174)
Proceeds from maturities of securities held to maturity	195	170
Loans originated and acquired, net of principal collected	(52,157)	73,518
Purchases of premises and equipment	(1,343)	(828)
Proceeds from disposal of premises and equipment	54	51
Proceeds from sales of real estate and other personal property owned	688	908

Net cash (used in) provided by investing activities	(28,594)	25,894

Financing Activities
Net increase in deposits	126,919	55,234
Proceeds from Federal Home Loan Bank advances	56,100	107,400
Repayment of FHLB advances	(72,600)	(146,737)
Cash dividends paid on common stock	(1,622)	(668)
Proceeds from other borrowings	1,000
Proceeds from issuance of common stock, net	2,316	894
Other, net	33	33

Net cash provided by financing activities	112,146	16,156

Increase in cash and cash equivalents	96,053	43,055
Cash and cash equivalents at beginning of period	50,634	85,483

Cash and cash equivalents at end of period	$146,687	$128,538

Supplemental information:
Cash paid for interest	$8,708	$11,890
Cash paid for income taxes	3,648	3,929
Loans foreclosed and transferred to real estate owned or other personal property owned		3,165

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

Columbia Banking System, Inc. (the “Company”) is a registered bank holding company whose wholly owned subsidiary, Columbia State Bank (“Columbia Bank”), conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through 34 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. The majority of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas.

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004. Certain reclassifications of prior year amounts have been made to conform to current classification. These reclassifications had no effect on net income. All significant intercompany transactions and accounts have been eliminated in consolidation. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 222,000 and 180,000 for the three months ended June 30, 2004 and 2003, respectively, and 231,000 and 142,000 for the six months ended June 30, 2004 and 2003, respectively.

On April 28, 2004, the Company announced a 5% stock dividend payable to shareholders of record as of May 12, 2004. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to this stock dividend.

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

(dollars in thousands, except per share)	For the three months ended June 30, 2004	For the three months ended June 30, 2003	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Net income attributable to common stock:
As reported	$5,414	$4,765	$10,565	$9,196
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of related tax effects	(95)	(113)	(191)	(254)

Pro forma net income	$5,319	$4,652	$10,374	$8,942

Net income per common share:
Basic:
As reported	$0.38	$0.34	$0.74	$0.66
Pro forma	0.37	0.33	0.73	0.64

Diluted:
As reported	$0.37	$0.34	$0.73	$0.65
Pro forma	0.37	0.33	0.72	0.63

3. Recently Issued Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance on the accounting for loan commitments accounted for as derivative instruments. The Company adopted SAB 105 in June 2004. The adoption did not have a material impact on the consolidated condensed financial statements.

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

The Company generates segment results that include balances directly attributable to business line activities and may include asset and liability transfers among business lines. The financial results of each segment are derived from the Company’s general ledger system. Overhead, including sales and back office support functions, and other indirect expenses are not allocated to the major lines of business. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating activity.

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Changes in net interest income and total assets for the three and six month periods ended June 30, 2004, as compared to the same periods in 2003, are a result of internal funds transfer pricing, a decreased loan loss provision, higher investment security balances, loan growth and core deposit growth.

Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended June 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$4,292	$7,505	$2,919	$2,260	$16,976
Other income	194	1,673	657	3,347	5,871
Other expense	(865)	(4,407)	(634)	(9,273)	(15,179)

Contribution to overhead and profit	$3,621	$4,771	$2,942	$(3,666)	7,668
Income taxes					2,254

Net income					$5,414

Total assets	$487,465	$469,818	$251,332	$653,008	$1,861,623

	Three Months Ended June 30, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$4,200	$6,859	$3,634	$421	$15,114
Other income	203	1,748	1,117	2,667	5,735
Other expense	(992)	(4,100)	(636)	(8,316)	(14,044)

Contribution to overhead and profit	$3,411	$4,507	$4,115	$(5,228)	6,805
Income taxes					2,040

Net income					$4,765

Total assets	$313,726	$591,115	$313,364	$506,593	$1,724,798

	Six Months Ended June 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$8,325	$14,598	$5,842	$4,783	$33,548
Other income	429	3,381	1,159	6,016	10,985
Other expense	(1,936)	(8,978)	(1,128)	(17,486)	(29,528)

Contribution to overhead and profit	$6,818	$9,001	$5,873	$(6,687)	15,005
Income taxes					4,440

Net income					$10,565

Total assets	$487,465	$469,818	$251,332	$653,008	$1,861,623

	Six Months Ended June 30, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan losses	$7,176	$14,907	$7,551	$(101)	$29,533
Other income	413	3,526	2,211	5,138	11,288
Other expense	(1,816)	(8,679)	(1,154)	(16,089)	(27,738)

Contribution to overhead and profit	$5,773	$9,754	$8,608	$(11,052)	13,083
Income taxes					3,887

Net income					$9,196

Total assets	$313,726	$591,115	$313,364	$506,593	$1,724,798

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

Business Overview

The Company’s goal is to be the leading community bank headquartered in the Pacific Northwest and to consistently increase earnings and shareholder value. The Company continues to build on its reputation for excellent customer service in order to be recognized in all markets it serves as the bank of choice for retail deposit customers, small to medium-sized businesses, and affluent households.

The Company has established a network of 34 branches as of June 30, 2004 from which it intends to grow market share. Twenty-one branches are located in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties.

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

The Company intends to achieve its growth strategy by continuing to develop existing branch offices and branch locations, and successfully completing strategic business combinations. New branches, markets and locations are reviewed continually. The Company will take advantage of these opportunities as they arise.

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services Columbia offers include tailored loan products, Cash Management Services, Columbia OnLine™, International Services, Merchant Card Services and Investment Services. Our newest product, Equipment Finance, which focuses on small business equipment financing, began operations on May 1, 2004 and is now fully operational.

Market Area

Over 75% of the Company’s market is centered in the South Puget Sound Region (“the South Sound”) of Washington state. Pierce County is located in the South Sound and Tacoma is the largest city in the County. The Company has 21 branch offices located in Pierce County and has the largest deposit market share as of June 30, 2003 according to the annual FDIC “Market Share Report”. The South Sound is benefiting from major construction projects currently underway, such as the new Narrows Bridge and Convention Center located in downtown Tacoma. Additionally, expansion of the Port of Tacoma scheduled to be completed in late 2004, will provide the South Sound with a container terminal capable of handling the largest volume of container traffic north of Los Angeles. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County’s total employment.

To the north of Tacoma, King County is Washington’s most populous at 1.8 million residents. In Seattle, located in King County, the Company has a banking office in the downtown business sector. East of Seattle, the Company has two banking offices, one in Bellevue and one in Redmond. A large portion of the economy within this area is linked to aerospace, construction, computer software and biotechnology industries.

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

The Company’s market area also includes the Longview and Woodland communities in southwest Washington, the State’s capital of Olympia, and Port Orchard in Kitsap County. Both Olympia and Port Orchard are located in the South Puget Sound Region.

CRITICAL ACCOUNTING POLICIES

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of real estate owned and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

HIGHLIGHTS

Net income for the second quarter of 2004 increased to $5.4 million, or $0.37 per diluted share from $4.8 million, or $0.34 per diluted share, for the second quarter of 2003. Net income for the first six months ended June 30, 2004 was $10.6 million, or $0.73 per diluted share, compared to $9.2 million, or $0.65 per diluted share, for the same period in 2003.

Total assets reached $1.86 billion at June 30, 2004, an increase of 7% from December 31, 2003.

Total loans increased $52.2 million, or 5%, from December 31, 2003.

Average core deposits increased 24% to $1.22 billion for the quarter ended June 30, 2004 as compared to the same period in 2003.

After careful analysis, the Company took no provision for loan losses due to improvement in asset quality for the second quarter of 2004, as compared to $1.0 million for the second quarter of 2003.

Total nonperforming assets decreased 55% from December 31, 2003 and the allowance for loan losses to nonperforming assets improved to 285% at June 30, 2004 from 132% at December 31, 2003.

On June 7, 2004, the Company entered into a definitive agreement to acquire Bank of Astoria for cash-and-stock valued at approximately, $45.8 million. Completion of the transaction and share exchange are subject to several conditions, including receipt of applicable regulatory approvals and approval by the shareholders of Bank of Astoria. The transaction is expected to be completed by the end of the third quarter, at which time the Company’s pro forma total assets will approximate $2 billion and total branches will increase to 39. Bank of Astoria will join the Company as a separately operated banking subsidiary in Oregon and will continue to operate under the Bank of Astoria name. Currently, Bank of Astoria operates five branches located in Clatsop and Tillamook counties, where it holds 34.4% and 5.7% deposit share, respectively, in those counties. The five branches are located in Astoria, Cannon Beach, Manzanita, Seaside and Warrenton.

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

Net Interest Income

Net interest income for the second quarter of 2004 increased 5% to $17.0 million, from $16.1 million in the second quarter of 2003. For the first six months ended June 30, 2004, net interest income increased 5% to $33.8 million from $32.1 million for the same period in 2003. Although interest income on loans decreased, the Company was able to increase net interest income through increased interest income on available for sale investments and decreased funding costs from core deposit growth.

The Company’s net interest margin (net interest income divided by average interest-earning assets) decreased to 4.10% in the second quarter of 2004 from 4.26% in the second quarter of 2003. Average interest-earning assets grew to $1.72 billion, an increase of 10%, during the second quarter of 2004, compared with $1.55 billion during the same period in 2003. The yield on average interest-earning assets decreased 55 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) to 5.09% during the second quarter of 2004 compared with 5.64% during the same period of 2003. The decline in yield on average interest-earning assets is primarily due to increased overnight balances from core deposit growth and a low interest rate environment resulting in new loan originations and refinancing of existing loans at lower rates. Additionally, the yield on loans was impacted by a 25 basis point decrease in the prime rate at the end of the second quarter of 2003. Average interest-bearing liabilities increased to $1.36 billion, or 7%, during the second quarter of 2004 compared with $1.27 billion in the same period of 2003. The average cost of interest-bearing liabilities decreased 44 basis points to 1.26% during the second quarter of 2004, from 1.70% in the same period of 2003. The decrease in the Company’s cost of interest-bearing liabilities is due to continued growth in core deposits and declining deposit rates resulting in an $808,000 decrease in interest expense on deposits for the second quarter of 2004, as compared to the same period in 2003. Additionally, deposit growth in the second quarter of 2004 precluded the need for borrowing from the Federal Home Loan Bank. Interest expense on Federal Home Loan Bank advances decreased $323,000 during the second quarter of 2004 as compared to the same period in 2003.

For the first six months of 2004, the Company’s net interest margin decreased to 4.17% from 4.31% for the same period in 2003. Average interest-earning assets grew by 9% to $1.68 billion during the first six months of 2004, compared with $1.54 billion during the same period in 2003. The yield on average-earning assets decreased 58 basis points to 5.19% during the first six months of 2004 compared with 5.77% during the same period in 2003. The decreased yield on average interest-earning assets is due to lower average loan balances during the first six months of 2004 compared to the same period in 2003, coupled with lower interest rates on loans. The decrease in yield on average loans was partially offset by improved yields on average available for sale investments, which increased 19 basis points to 4.27% during the first six months of 2004, from 4.08% during the same period in 2003. Average interest-bearing liabilities grew to $1.32 billion, or 6%, during the first six months of 2004, compared with $1.25 billion in the same period of 2003. The cost of average interest-bearing liabilities decreased 50 basis points to 1.29% during the first six months of 2004 compared to 1.79% for the same period in 2003. The decrease in the Company’s cost of interest-bearing liabilities is due to continued growth in core deposits, which resulted in a decrease in interest expense on deposits of $2.1 million for the the first six months of 2004 as compared to the same period in 2003.

At June 30, 2004, the Company estimates that its balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, the Company’s net interest margin may increase during a rising rate environment and may decrease in a declining rate environment. The 25 basis point increase in the prime lending rate, which took effect in late June 2004, should have a positive impact on net interest income at least in the near term, as 43% of the Company’s total loan portfolio is tied to prime or other related indices.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2004	2003	Amount	2004	2003	Amount
ASSETS
Loans	$1,150,611	$1,143,862	$6,749	$1,138,487	$1,159,810	$(21,323)
Securities	498,553	404,914	93,639	504,655	370,365	134,290
Interest earnings deposits with banks	67,661	6,160	61,501	36,588	7,778	28,810

Total interest-earning assets	1,716,825	1,554,936	161,889	1,679,730	1,537,953	141,777

Other earning assets	31,923	28,847	3,076	31,767	28,652	3,115
Noninterest-earning assets	109,334	125,685	(16,351)	105,572	124,753	(19,181)

Total assets	$1,858,082	$1,709,468	$148,614	$1,817,069	$1,691,358	$125,711

LIABILITIES AND SHAREHOLDERS’EQUITY
Interest-bearing deposits	$1,332,494	$1,162,602	$169,892	$1,287,776	$1,162,924	$124,852
Federal Home Loan Bank advances		81,901	(81,901)	13,807	69,817	(56,010)
Trust preferred obligations		21,455	(21,455)		21,447	(21,447)
Long-term subordinated debt	22,203		22,203	22,194		22,194
Other borrowings	1,000		1,000	709		709

Total interest-bearing liabilities	1,355,697	1,265,958	89,739	1,324,486	1,254,188	70,298

Noninterest-bearing deposits	332,003	292,645	39,358	324,043	288,820	35,223
Other noninterest-bearing liabilities	12,051	10,448	1,603	11,884	10,547	1,337
Shareholders’ equity	158,331	140,417	17,914	156,656	137,803	18,853

Total liabilities and shareholders’ equity	$1,858,082	$1,709,468	$148,614	$1,817,069	$1,691,358	$125,711

Noninterest Income

Noninterest income increased $136,000, or 2%, in the second quarter of 2004 as compared to the same period of 2003. The increase in noninterest income during this period was primarily due to increased fees on credit lines, ATM and check card usage fees and investment services income. Additionally, merchant services income increased $324,000, or 21%, in the second quarter of 2004 as compared to the same period of 2003, due to continued increases in market share. These increases were partially offset by a $456,000 decrease in mortgage banking income.

Noninterest income decreased $303,000, or 3%, for the first six months of 2004 as compared with the same period in 2003. The decrease in noninterest income during this period was primarily due to the effect of rising long-term interest rates, which decreased refinancing activity in the Company’s mortgage banking operation. During the latter half of 2003, long-term interest rates began to increase, which resulted in decreased refinance and residential mortgage loan applications. This trend has continued into the first six months of 2004, as mortgage banking income decreased $1.0 million, or 47%, to $1.2 million from the same period in 2003. As a result, the Company has restructured the mortgage banking operation in an effort to devote resources to more profitable departments within the bank.

In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. During the first six months of 2004, the Company recorded net losses on sales of investment securities of $6,000. There were no sales of securities during the same period in 2003.

Noninterest Expense

Total noninterest expense increased 8% to $15.2 million for the second quarter of 2004 from $14.0 million for the second quarter of 2003. Total noninterest expense increased to $29.5 million from $27.7 million for the first six months of 2004 compared to the same period in 2003. This increase was primarily due to increased compensation and employee benefit expenses, advertising and promotion expenses, and legal and professional services expenses related to compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Consistent with national trends, the Company has experienced increased costs of providing employee benefits, primarily health insurance coverage. Traditional wage increases coupled with increased health insurance premiums and other benefits have resulted in compensation and employee benefits increasing 7% or $493,000 in the second quarter of 2004 and 8% or $1.1 million for the first six months of 2004 compared to the same period in 2003. Advertising and promotion expenses, to support the Company’s growth strategy, increased $349,000, or 64%, during the second quarter of 2004 and $113,000, or 11%, for the first six months of 2004 compared to the same period in 2003. This increase is primarily due to higher television production and media costs. Due primarily to implementation of internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, legal and professional services increased 42% to $668,000 for the second quarter of 2004 as compared to $470,000 for the second quarter of 2003 and increased 32% to $1.3 million for the first six months of 2004 as compared to $984,000 for the same period in 2003. These expenses were initially incurred during the first quarter of 2004 and are anticipated to carry on into the third and subsequent quarters as we continue to implement requirements.

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities and net cost (gain) of OREO] was 64.18% for the second quarter 2004 and was 63.78% for the first six months of 2004, compared to 62.43% and 62.13% for the second quarter and first six months of 2003, respectively. Improvement in the efficiency ratio will depend on the Company growing the loan portfolio and fee income and continuing to control expenses while adhering to core values of customer service.

Income Taxes

The Company recorded an income tax provision of $2.3 million and $4.4 million for the second quarter and first six months of 2004, respectively, compared with a provision of $2.0 million and $3.9 million for the same periods in 2003. The effective tax rate was 30% for the second quarter of 2004 and for the year ended December 31, 2003. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 20.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2004	% of Total	December 31, 2003	% of Total
Commercial business	$390,530	34.5%	$381,658	35.4%

Real estate:
One-to-four family residential	48,251	4.3	47,430	4.4
Commercial and five or more family residential commercial properties	504,878	44.7	472,836	43.8

Total real estate	553,129	49.0	520,266	48.2

Real estate construction:
One-to-four family residential	24,327	2.2	15,577	1.4
Commercial and five or more family residential commercial properties	48,009	4.2	58,998	5.5

Total real estate construction	72,336	6.4	74,575	6.9

Consumer	116,900	10.3	104,240	9.7

Sub-total loans	1,132,895	100.2	1,080,739	100.2
Less: Deferred loan fees	(2,387)	(0.2)	(2,437)	(0.2)

Total loans	$1,130,508	100.0%	$1,078,302	100.0%

Loans held for sale	$12,679		$10,640

Total loans (excluding loans held for sale) at June 30, 2004 increased $52.2 million, to $1.13 billion from $1.08 billion at year-end 2003. This growth is despite unusually high payoffs due to the sale of two large real estate projects and the culmination of several construction projects. Gross loan production through June 30, 2004 was approximately $138 million higher than the same period in 2003.

Commercial Loans: As of June 30, 2004, commercial loans increased $8.9 million, or 2%, to $390.5 million from $381.7 million at year-end 2003, representing 34.5% of total loans at June 30, 2004 as compared with 35.4% of total loans at December 31, 2003. The increase in commercial loans is the result of an effective business development initiative and some early indications of an economic recovery in the Company’s market areas. The Company is committed to providing competitive commercial lending in its market areas. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans increased $821,000 to $48.3 million at June 30, 2004, representing 4.3% of total loans, compared with $47.4 million, or 4.4%, of total loans at December 31, 2003. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five-or-more family residential real estate lending increased $32.0 million, or 7%, to $504.9 million at June 30, 2004, representing 44.7% of total loans, from $472.8 million, or 43.8% of total loans at December 31, 2003. Through the first six months of 2004, demand for commercial real estate loans has outpaced commercial business loans due to current economic conditions and a favorable interest rate environment. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $8.8 million, or 56%, to $24.3 million at June 30, 2004, representing 2.2% of total loans, from $15.6 million, or 1.4% of total loans at December 31, 2003. This growth is due to the Company placing an increased emphasis on its Builder Banking program. Commercial and five-or-more family real estate construction loans decreased $11.0 million, or 19%, to $48.0 million at June 30, 2004, representing 4.2% of total loans, from $59.0 million, or 5.5% of total loans at December 31, 2003. The decrease in commercial and five-or-more family real estate construction loans is due to the completion of several construction projects.

Consumer Loans: At June 30, 2004, the Company had $116.9 million of consumer loans outstanding, representing 10.3% of total loans, an increase of $12.7 million, or 12%, compared with $104.2 million at December 31, 2003. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 55% to $6.9 million, or 0.37% of period-end assets at June 30, 2004 from $15.4 million, or 0.88% of period-end assets at December 31, 2003.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	June 30, 2004	December 31, 2003
Nonaccrual:

Commercial business	$2,469	$9,987
Real estate:
One-to-four family residential	406	365
Commercial and five or more family residential real estate	724	1,245
Real estate construction:
One-to-four family residential	664	663
Commercial and five or more family residential real estate	135
Consumer	857	995

Total nonaccrual	$5,255	$13,255

Restructured:
Commercial business	$251

Total restructured	251

Total nonperforming loans	$5,506	$13,255

Real estate owned	$781	$1,452
Other personal property owned	639	691

Total nonperforming assets	$6,926	$15,398

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

Nonperforming loans were $5.5 million, or 0.49% of total loans (excluding loans held for sale) at June 30, 2004, compared to $13.3 million, or 1.23% of total loans at December 31, 2003. Nonaccrual loans decreased $8.0 million, or 60% from year-end 2003 to $5.3 million at June 30, 2004. As reported in the fourth quarter of 2003, a credit was moved to nonaccrual status as a result of adverse changes in the borrower’s financial condition, and subsequently brought back into accrual status in early April 2004. This transaction reduced nonperforming loans by $6.2 million.

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

Real Estate and Other Personal Property Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, decreased $671,000 to $781,000 at June 30, 2004, from $1.5 million at December 31, 2003. During the first six months of 2004, the Company sold three properties for gains of $16,000 and no properties were foreclosed and moved to REO. At June 30, 2004, REO consisted of four properties. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $52,000 during the first six months of 2004 to $639,000 from $691,000 at December 31, 2003. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

On a quarterly basis the Chief Credit Officer of the Company reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance, including economic and business condition reviews.

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

At June 30, 2004, the Company’s allowance for loan losses was $19.8 million, or 1.75% of total loans (excluding loans held for sale), 359% of nonperforming loans, and 285% of nonperforming assets. This compares with an allowance of $20.3 million, or 1.88% of the total loan portfolio, excluding loans held for sale, 153% of nonperforming loans, and 132% of nonperforming assets at December 31, 2003. After careful analysis, the Company took no provision for loan losses due to improvement in asset quality for the second quarter of 2004, compared to $1.0 million for the second quarter of 2003. During the first six months of 2004 the Company contributed $300,000 to its provision for loan losses, compared to $2.6 million in the first six months of 2003, a decrease of $2.3 million. The decrease in loan loss provision during the first six months is due to improved credit quality in the loan portfolio and lower charge-offs.

Management will continue to maintain a prudent approach in establishing the level of the loan loss allowance; the Company manages risk in its loan portfolio through placing emphasis on credit quality over loan growth. A strong monitoring system and internal controls assist management in setting reserve levels that adequately reflect the inherent loss within the loan portfolio. Additionally, environmental factors relevant to the market place, which may affect the condition of the loan portfolio, are taken into account when determining the required level of the loan loss allowance.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Beginning balance	$19,958	$19,272	$20,261	$19,171
Charge-offs:
Commercial business	(132)	(487)	(797)	(1,936)
Commercial real estate	(4)		(4)
Real estate construction: One-to-four family residential		(26)		(26)
Consumer	(80)	(62)	(129)	(168)

Total charge-offs	(216)	(575)	(930)	(2,130)
Recoveries:
Commercial business	21	285	43	325
Real estate construction: One-to-four family residential	1	1	1	2
Consumer	5	11	94	26

Total recoveries	27	297	138	353

Net charge-offs	(189)	(278)	(792)	(1,777)
Provision charged to expense		1,000	300	2,600

Ending balance	$19,769	$19,994	$19,769	$19,994

Total loans, net at end of period (1)	$1,130,508	$1,098,675	$1,130,508	$1,098,675

Allowance for loan losses to total loans	1.75%	1.82%	1.75%	1.82%

(1)	Excludes loans held for sale

In the second quarter and for the first six months of 2004, net loan charge-offs were $189,000 and $792,000, respectively, compared with net loan charge-offs of $278,000 and $1.8 million for the same periods in 2003. The $792,000 in net charge-offs during the first six months of 2004 were comprised of several loans.

Securities

At June 30, 2004, the Company’s securities (securities available for sale and securities held to maturity) decreased $36.6 million, or 7% to $477.2 million from $513.7 million at year-end 2003. In the second quarter of 2004, the Company purchased $25.5 million and received principal payments of $25.7 million. There were no sales of securities during the second quarter of 2003. During the first six months of 2004 the Company purchased $38.8 million, received principal payments of $48.3 million and sold $14.0 million of securities available for sale for net realized losses of $6,000. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. Consistent with this strategy, management increased the Company’s securities portfolio during the later half of 2003 due to deposit growth outpacing loan demand.

At June 30, 2004, the market value of securities available for sale had an unrealized loss of $6.5 million (net of tax) as compared to an unrealized loss of $513,000 (net of tax) at December 31, 2003. The change in the unrealized loss is due to increases in interest rates.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

(in thousands)	June 30 2004	December 31 2003
U.S. Government agency	$49,410	$29,445
U.S. Government agency mortgage-backed securities	342,412	401,170
State & municipal securities	80,026	77,598
Other securities	966	987

Total	$472,814	$509,200

Securities Held to Maturity

(in thousands)	June 30 2004	December 31 2003
State & municipal securities	$4,354	$4,548

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method. If the security is determined to be other-than-temporarily impaired, the amount of the impairment is charged to operations.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other-than-temporarily impaired. If the security is determined to be other-than-temporarily impaired, the amount of the impairment is charged to operations.

The Company’s determination of impairment for various types of investments accounted for in accordance with SFAS No. 115 is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period the Company reviews those investments for which the fair value is less than their carrying value to determine whether certain indicators are present which negatively impact the fair value of the investment. These indicators include deteriorating financial condition, regulatory, economic or technical changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares it to the carrying value. If the fair value of the investment is less than the carrying value, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

The Company will deem an impairment other-than-temporary unless positive evidence indicating that an investment’s carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and/or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company’s intent and ability to retain the investment for a period of time. In situations in which the security’s fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2004 are summarized as follows:

Securities Available for Sale

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$49,232	$(793)	$—	$—	$49,232	$(793)
U.S. Government mortgage-backed securities	225,839	(5,800)	81,688	(2,828)	307,527	(8,628)
State and municipal securities	40,883	(1,874)			40,883	(1,874)

Total	$315,954	$(8,467)	$81,688	$(2,828)	$397,642	$(11,295)

For all of the above investment securities, the unrealized losses are due to increases in interest rates and are considered to be temporarily impaired as the Company has the ability and intent to hold the investments for a period of time sufficient for recovery of fair value up to (or beyond) the cost of the investment. There were no securities held to maturity with unrealized losses at June 30, 2004.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $126.9 million, or 8%, to $1.67 billion at June 30, 2004 from December 31, 2003. Core deposits (demand deposit, savings, and money market accounts) increased $129.7 million, or 12% during the first six months of 2004 and certificate of deposit balances decreased $2.8 million, or 1% compared to year-end 2003. Average core deposits increased to $1.22 billion during the second quarter of 2004, from $1.08 billion in the fourth quarter 2003 and from $982.9 million in the second quarter of 2003.

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

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At June 30, 2004, brokered and other wholesale deposits (excluding public deposits) totaled $11.1 million, less than 1% of total deposits, down from $16.3 million at December 31, 2003. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At June 30, 2004, the Company had no FHLB advances, compared to advances of $16.5 million at December 31, 2003. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 4.75% at June 30, 2004. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company. At December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), ”Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations are now classified as long-term subordinated debt and the Company’s related investment in the Trust is recorded in other assets. The balance of the long-term subordinated debt was $22.2 million at June 30, 2004 and December 31, 2003. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

The Company has a $20.0 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at June 30, 2004, the Company had a balance outstanding of $1.0 million. There was no balance outstanding at December 31, 2003. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Capital

Shareholders’ equity at June 30, 2004 was $155.7 million, up 4% from $150.4 million at December 31, 2003. The increase is due primarily to net income of $10.6 million which was partially offset by unrealized losses on securities available for sale of $6.0 million at June 30, 2004. Shareholders’ equity was 8.36%, and 8.62% of total period-end assets at June 30, 2004, and December 31, 2003, respectively.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary to be classified as a “well capitalized” bank, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. Columbia Bank qualifies as “well-capitalized” at June 30, 2004 and December 31, 2003.

	Columbia Banking System, Inc.		Columbia State Bank		Requirements
	6/30/2004	12/31/2003	6/30/2004	12/31/2003	Adequately capitalized	Well - capitalized
Total risk-based capital ratio	14.55%	14.49%	14.10%	14.02%	8%	10%
Tier 1 risk-based capital ratio	13.30%	13.24%	12.85%	12.77%	4%	6%
Leverage ratio	9.91%	10.03%	9.60%	9.69%	4%	5%

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

Subsequent to quarter end, on July 29, 2004, the Company announced a quarterly dividend of $0.07 per share payable on August 25, 2004, to shareholders of record as of August 11, 2004.

Applicable Federal and Washington State regulations restrict cash capital distributions, including dividends, by institutions such as Columbia Bank. Such restrictions are tied to the institution’s capital levels after giving effect to distributions.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2004 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on April 28, 2004. The following is a brief description and vote count of all proposals voted upon at the annual meeting.

Proposal 1. ELECTION OF DIRECTORS

All nine persons nominated were elected to hold office for the ensuing year.

Nominee	Votes “For”	Votes “Withheld”
Melanie J. Dressel	11,742,100	366,132
John P. Folsom	11,572,237	535,995
Frederick M. Goldberg	11,553,692	554,540
Thomas M. Hulbert	11,366,002	742,230
Thomas L. Matson, Sr.	11,530,135	587,097
Daniel C. Regis	11,547,412	560,820
Donald Rodman	11,385,401	722,831
William T. Weyerhaeuser	11,745,940	362,292
James M. Will	11,616,444	491,788

Proposal 2. AMENDMENT TO 2000 AMENDED AND RESTATED STOCK OPTION PLAN

The amendment did not receive sufficient votes and therefore was not implemented.

Shares Voted “For”	Shares Voted “Against”	Absentions
4,182,246	4,253,671	82,938

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Severance agreement between Columbia State Bank and Evans Q. Whitney dated July 1, 2004.

10.2	Employment agreement between the Company, Columbia State Bank and Melanie J. Dressel dated August 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 3, 2004, the Company filed an 8-K dated May 3, 2004 announcing quarterly cash and stock dividend. The press release was attached and incorporated in its entirety by reference.

On May 4, 2004, the Company submitted an 8-K dated May 4, 2004 announcing its first quarter 2004 financial results. The press release was attached and incorporated in its entirety by reference.

On June 1, 2004, the Company filed an 8-K dated June 1, 2004 announcing the appointment of Andy McDonald as Chief Credit Officer. The press release was attached and incorporated in its entirety by reference.

On June 9, 2004, the Company filed an 8-K dated June 7, 2004 announcing the signing of a definitive agreement for the Company to acquire Bank of Astoria in a cash-and-stock transaction. The definitive agreement and the press release were attached and incorporated in their entirety by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date August 9, 2004	By	/s/ Melanie J. Dressel
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date August 9, 2004	By	/s/ Gary R. Schminkey
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)