Form 10-Q
period 2004-09-30
COLUMBIA BANKING SYSTEM INC
filed 2004-11-09
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

The number of shares of the issuer’s Common Stock outstanding at October 31, 2004 was 15,563,326.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2004	2003	2004	2003
Interest Income
Loans	$16,604	$16,969	$49,068	$53,442
Securities available for sale	5,162	2,945	14,813	9,599
Securities held to maturity	27	41	81	128
Deposits with banks	144	77	322	122

Total interest income	21,937	20,032	64,284	63,291
Interest Expense
Deposits	4,051	4,260	11,928	14,236
Federal Home Loan Bank advances	23	16	103	616
Long-term obligations	296	267	838	817

Total interest expense	4,370	4,543	12,869	15,669

Net Interest Income	17,567	15,489	51,415	47,622
Provision for loan losses	250	250	550	2,850

Net interest income after provision for loan losses	17,317	15,239	50,865	44,772
Noninterest Income
Service charges and other fees	2,554	2,417	7,826	7,163
Mortgage banking	169	1,109	1,333	3,307
Merchant services fees	2,002	1,687	5,405	4,495
Loss on sale of investment securities, net	—	—	(6)	—
Bank owned life insurance (BOLI)	338	385	934	1,151
Other	273	434	829	1,204

Total noninterest income	5,336	6,032	16,321	17,320
Noninterest Expense
Compensation and employee benefits	7,824	7,591	23,485	22,145
Occupancy	1,900	2,271	5,986	6,668
Merchant processing	819	707	2,221	1,841
Advertising and promotion	478	367	1,643	1,419
Data processing	616	509	1,694	1,425
Legal and professional services	1,018	398	2,314	1,382
Taxes, licenses and fees	421	447	1,210	1,259
Net (gains) cost of other real estate owned	(89)	61	(15)	98
Other	2,074	1,940	6,051	5,792

Total noninterest expense	15,061	14,291	44,589	42,029

Income before income taxes	7,592	6,980	22,597	20,063
Provision for income taxes	2,109	2,085	6,549	5,972

Net Income	$5,483	$4,895	$16,048	$14,091

Net income per common share:
Basic	$0.38	$0.35	$1.13	$1.00
Diluted	0.38	0.34	1.11	0.99
Dividends paid per common share	$0.07	$0.05	$0.19	$0.10
Average number of common shares outstanding	14,266	14,061	14,218	14,026
Average number of diluted common shares outstanding	14,481	14,260	14,439	14,187

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			September 30, 2004	December 31, 2003
Assets
Cash and due from banks			$58,567	$49,685
Interest-earning deposits with banks			148	949

Total cash and cash equivalents			58,715	50,634
Securities available for sale at fair value (amortized cost of $590,310 and $509,989, respectively)			594,612	509,200
Securities held to maturity (fair value of $4,141 and $4,708, respectively)			4,026	4,548
Federal Home Loan Bank stock			10,301	10,116
Loans held for sale			11,165	10,640
Loans, net of unearned income of $2,456 and $2,437, respectively)			1,165,340	1,078,302
Less: allowance for loan losses			19,927	20,261

Loans, net			1,145,413	1,058,041
Interest receivable			8,585	6,640
Premises and equipment, net			50,369	50,692
Real estate owned			680	1,452
Other personal property owned			615	691
Bank owned life insurance			32,492	31,558
Deferred tax asset			4,052	5,733
Other assets			15,023	4,402

Total Assets			$1,936,048	$1,744,347

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing			$366,039	$317,721
Interest-bearing			1,322,398	1,226,905

Total deposits			1,688,437	1,544,626
Federal Home Loan Bank advances			32,000	16,500
Other borrowings			1,000	—
Long-term subordinated debt			22,229	22,180
Finance lease obligation			10,134	—
Other liabilities			12,309	10,669

Total liabilities			1,766,109	1,593,975
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value) Authorized, 2 million shares; none outstanding
	September 30, 2004	December 31, 2003
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	14,278	14,105	129,966	112,675
Retained earnings			37,177	38,210
Accumulated other comprehensive gain (loss) – Unrealized gains (losses) on securities available for sale, net of tax			2,796	(513)

Total shareholders’ equity			169,939	150,372

Total Liabilities and Shareholders’ Equity			$1,936,048	$1,744,347

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number Shares	Amount
Balance at January 1, 2003	13,976	$111,028	$20,696	$660	$132,384
Comprehensive income:
Net income			19,522
Reclassification of net gains on securities available for sale included in net income, net of tax of $78				(144)
Change in unrealized gains (losses) on securities available for sale, net of tax of $554				(1,029)

Total comprehensive income					18,349
Issuance of stock under stock option and other plans	129	1,647			1,647
Cash dividends paid on common stock			(2,008)		(2,008)

Balance at December 31, 2003	14,105	112,675	38,210	(513)	150,372

Comprehensive income:
Net income			16,048
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4
Change in unrealized gains (losses) on securities available for sale, net of tax of $1,780				3,305

Total comprehensive income					19,357
Issuance of stock under stock option and other plans	173	2,830			2,830
Issuance of shares of common stock – 5% stock dividend		14,461	(14,461)		—
Cash dividends paid on common stock			(2,620)		(2,620)

Balance at September 30, 2004	14,278	$129,966	$37,177	$2,796	$169,939

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2004	2003
Operating Activities
Net income	$16,048	$14,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	2,850
Deferred income tax (benefit) expense	1,681	(1,122)
Gains on sale of real estate owned and other personal property owned	(33)	(29)
Depreciation and amortization	6,462	7,312
Net realized loss (gain) on sale of assets	1	(25)
(Increase) decrease in loans held for sale	(525)	3,875
Increase in interest receivable	(1,945)	(203)
Decrease in interest payable	(173)	(990)
Stock dividends from Federal Home Loan Bank stock	(185)	(332)
Net changes in other assets and liabilities	(1,865)	655

Net cash provided by operating activities	20,016	26,082
Investing Activities
Proceeds from maturities of securities available for sale	556	3,121
Purchases of securities available for sale	(133,647)	(12,205)
Proceeds from sales of securities available for sale	13,993
Proceeds from maturities of mortgage-backed securities available for sale	64,889	177,925
Purchases of mortgage-backed securities available for sale	(31,008)	(274,623)
Proceeds from maturities of securities held to maturity	523	888
Loans originated and acquired, net of principal collected	(86,845)	101,340
Purchases of premises and equipment	(1,917)	(1,389)
Proceeds from disposal of premises and equipment	70	82
Proceeds from sales of real estate and other personal property owned	881	2,437

Net cash used in investing activities	(172,505)	(2,424)
Financing Activities
Net increase in deposits	143,811	31,691
Proceeds from Federal Home Loan Bank advances	248,800	107,400
Repayment of FHLB advances	(233,300)	(153,870)
Cash dividends paid on common stock	(2,620)	(1,337)
Proceeds from other borrowings	1,000
Proceeds from issuance of common stock, net	2,830	1,252
Other, net	49	49

Net cash provided by (used in) financing activities	160,570	(14,815)
Increase in cash and cash equivalents	8,081	8,843
Cash and cash equivalents at beginning of period	50,634	85,483

Cash and cash equivalents at end of period	$58,715	$94,326

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

Columbia Banking System, Inc.

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,042	$16,659
Cash paid for income taxes	5,963	5,426

Supplemental disclosures of noncash investing and financing activities:
Purchase of equipment under capital lease	$465
Finance lease obligation related to buildings sale-leasebacks	10,134
Receivable of proceeds related to sale of buildings	10,110
Loans foreclosed and transferred to real estate owned or other personal property owned	36	3,565

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

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004. Certain reclassifications of prior year amounts have been made to conform to current classification. These reclassifications had no effect on net income. All significant intercompany transactions and accounts have been eliminated in consolidation. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 215,000 and 199,000 for the three months ended September 30, 2004 and 2003, respectively, and 221,000 and 161,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Company has a stock option plan and applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below:

(dollars in thousands, except per share)	For The Three Months Ended 9/30/2004	For The Three Months Ended 9/30/2003	For The Nine Months Ended 9/30/2004	For The Nine Months Ended 9/30/2003
Net income attributable to common stock:
As reported	$5,483	$4,895	$16,048	$14,091
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of tax	(95)	(106)	(286)	(360)

Pro forma net income	$5,388	$4,789	$15,762	$13,731

Net income per common share:
Basic:
As reported	$0.38	$0.35	$1.13	$1.00
Pro forma	0.38	0.34	1.11	0.98
Diluted:
As reported	$0.38	$0.34	$1.11	$0.99
Pro forma	0.37	0.34	1.09	0.97

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

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Changes in net interest income and total assets for the three and nine month periods ended September 30, 2004, as compared to the same periods in 2003, are a result of internal funds transfer pricing, a decreased loan loss provision, higher investment security balances, loan growth and core deposit growth.

Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended September 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan lossess	$4,353	$8,730	$2,382	$1,852	$17,317
Other income	215	1,652	160	3,309	5,336
Other expense	(982)	(4,613)	(433)	(9,033)	(15,061)

Contribution to overhead and profit	$3,586	$5,769	$2,109	$(3,872)	7,592
Income taxes					2,109

Net income					$5,483

Total assets	$507,921	$485,375	$258,332	$684,420	$1,936,048

	Three Months Ended September 30, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan lossess	$4,965	$5,842	$3,614	$818	$15,239
Other income	239	1,725	1,108	2,960	6,032
Other expense	(1,083)	(3,775)	(711)	(8,722)	(14,291)

Contribution to overhead and profit	$4,121	$3,792	$4,011	$(4,944)	6,980
Income taxes					2,085

Net income					$4,895

Total assets	$406,090	$478,719	$276,825	$537,322	$1,698,956

	Nine Months Ended September 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan lossess	$12,678	$23,328	$8,224	$6,635	$50,865
Other income	644	5,033	1,319	9,325	16,321
Other expense	(2,917)	(13,591)	(1,561)	(26,520)	(44,589)

Contribution to overhead and profit	$10,405	$14,770	$7,982	$(10,560)	22,597
Income taxes					6,549

Net income					$16,048

Total assets	$507,921	$485,375	$258,332	$684,420	$1,936,048

	Nine Months Ended September 30, 2003
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan lossess	$10,723	$22,167	$11,165	$717	$44,772
Other income	650	5,253	3,319	8,098	17,320
Other expense	(2,709)	(13,032)	(1,865)	(24,423)	(42,029)

Contribution to overhead and profit	$8,664	$14,388	$12,619	$(15,608)	20,063
Income taxes					5,972

Net income					$14,091

Total assets	$406,090	$478,719	$276,825	$537,322	$1,698,956

4. Subsequent Event

Subsequent to quarter-end, on October 1, 2004, the Company completed its acquisition of Bank of Astoria, an Oregon commercial bank in Astoria, Oregon. The acquisition was accomplished pursuant to a Plan and Agreement of Merger dated as of June 7, 2004 (the “Agreement”). Pursuant to the terms of the Agreement, shareholders of Astoria elected to receive shares of the Company’s common stock, cash, or a combination of stock and cash. The Company issued an aggregate of 1,277,750 shares of its common stock and paid a total of $18,180,586 to Astoria shareholders. The acquisition will be accounted for as a purchase with the results of Bank of Astoria being included in the Company’s consolidated results of operations from the date of acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

General

The Company is a registered bank holding company whose wholly owned subsidiary, Columbia Bank, conducts a full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

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

The Company has established a network of 34 branches as of September 30, 2004 from which it intends to grow market share. Twenty-one branches are located in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties.

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

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services Columbia offers include tailored loan and Equipment Finance products and Columbia OnLine™, Cash Management, International, Merchant Card and Investment Services.

Market Area

Over 75% of the Company’s market is centered in the South Puget Sound Region (“the South Sound”) of Washington state. Pierce County is located in the South Sound and Tacoma is the largest city in the County. The Company has 21 branch offices located in Pierce County and has the largest deposit market share as of June 30, 2004 according to the annual FDIC “Market Share Report”. The South Sound is benefiting from major construction projects currently underway, such as the new Narrows Bridge Project, which is halfway complete and the new 277,000 square foot Greater Tacoma Trade and Convention Center located in downtown Tacoma. Additionally, expansion of the Port of Tacoma scheduled to be completed in late 2004, will provide the South Sound with a container terminal capable of handling the largest volume of container traffic north of Los Angeles. With two large military installations (McChord Air Force and Fort Lewis Army bases), government related employment represents approximately 20% of the County’s total employment.

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

HIGHLIGHTS

Net income for the third quarter of 2004 increased to $5.5 million, or $0.38 per diluted share from $4.9 million, or $0.34 per diluted share, for the third quarter of 2003. Net income for the first nine months ended September 30, 2004 was $16.0 million, or $1.11 per diluted share, compared to $14.1 million, or $0.99 per diluted share, for the same period in 2003.

Average core deposits increased 19% to $1.24 billion for the quarter ended September 30, 2004 as compared to the same period in 2003.

Total nonperforming assets decreased 53% from December 31, 2003 and the allowance for loan losses to nonperforming loans improved to 333% at September 30, 2004 from 153% at December 31, 2003.

Total assets reached $1.94 billion at September 30, 2004, an increase of 11% from December 31, 2003.

Total loans increased $87.0 million, or 8%, from December 31, 2003.

On October 1, 2004, the Company completed its acquisition of Bank of Astoria, an Oregon commercial bank in Astoria, Oregon. Bank of Astoria will operate as a separate subsidiary of the Company. Bank of Astoria operates five branches located in Astoria, Cannon Beach, Manzanita, Seaside, and Warrenton, Oregon. As a result of the acquisition, the Company’s pro forma total assets approximate $2.0 billion and total branches have increased to 39.

The Company has significantly expanded its King County commercial lending team through the addition of several experienced bankers formerly with the discontinued business banking operation at Washington Mutual.

The Company announced plans for a new branch in University Place, WA, a thriving community just southwest of Tacoma, WA. The branch is scheduled to open early in the first quarter of 2005.

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

Net Interest Income

Net interest income for the third quarter of 2004 increased 13% to $17.6 million, from $15.5 million in the third quarter of 2003. For the first nine months ended September 30, 2004, net interest income increased 8% to $51.4 million from $47.6 million for the same period in 2003. Although interest income on loans decreased, the Company was able to increase net interest income through increased interest income on available for sale investments and decreased funding costs from core deposit growth.

The Company’s net interest margin (net interest income divided by average interest-earning assets) decreased to 4.13% in the third quarter of 2004 from 4.16% in the third quarter of 2003. Average interest-earning assets grew to $1.74 billion, an increase of 15%, during the third quarter of 2004, compared with $1.51 billion during the same period in 2003. The yield on average interest-earning assets decreased 22 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) to 5.13% during the third quarter of 2004 compared with 5.35% during the same period of 2003. The decline in yield on average interest-earning assets is primarily due to increased securities balances from core deposit growth and a low interest rate environment resulting in new loan originations and refinancing of existing loans at lower rates. Average interest-bearing liabilities increased to $1.36 billion, or 13%, during the third quarter of 2004 compared with $1.21 billion in the same period of 2003. The average cost of interest-bearing liabilities decreased 21 basis points to 1.28% during the third quarter of 2004, from 1.49% in the same period of 2003. The decrease in the Company’s cost of interest-bearing liabilities is due to continued growth in core deposits and declining deposit rates resulting in a $209,000 decrease in interest expense on deposits for the third quarter of 2004, as compared to the same period in 2003.

For the first nine months of 2004, the Company’s net interest margin decreased to 4.16% from 4.26% for the same period in 2003. Average interest-earning assets grew by 11% to $1.70 billion during the first nine months of 2004, compared with $1.53 billion during the same period in 2003. The yield on average-earning assets decreased 46 basis points to 5.17% during the first nine months of 2004 compared with 5.63% during the same period in 2003. The decreased yield on average interest-earning assets is due to lower average loan balances during the first nine months of 2004 compared to the same period in 2003, coupled with lower interest rates on loans.

The decrease in yield on average loans was partially offset by improved yields on the Company’s average investment portfolio, which increased 30 basis points to 4.23% during the first nine months of 2004, from 3.93% during the same period in 2003. Average interest-bearing liabilities grew to $1.34 billion, or 8%, during the first nine months of 2004, compared with $1.24 billion in the same period of 2003. The cost of average interest-bearing liabilities decreased 40 basis points to 1.29% during the first nine months of 2004 compared to 1.69% for the same period in 2003. The decrease in the Company’s cost of interest-bearing liabilities is due to continued growth in core deposits, which resulted in a decrease in interest expense on deposits of $2.3 million for the first nine months of 2004 as compared to the same period in 2003.

At September 30, 2004, the Company estimates that its balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, the Company’s net interest margin may increase during a rising rate environment and may decrease in a declining rate environment. Three 25 basis point increases in the prime lending rate, which took effect in late June, August and late September 2004, had a positive impact on net interest income, as approximately 40% of the Company’s total loan portfolio is tied to prime or other related indices.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	Amount	2004	2003	Amount
ASSETS
Loans	$1,147,746	$1,115,637	$32,109	$1,141,595	$1,144,924	$(3,329)
Securities	550,203	367,246	182,957	519,948	369,314	150,634
Interest earnings deposits with banks	44,829	31,701	13,128	39,356	15,840	23,516

Total interest-earning assets	1,742,778	1,514,584	228,194	1,700,899	1,530,078	170,821
Other earning assets	32,267	30,918	1,349	31,935	29,416	2,519
Noninterest-earning assets	110,847	130,690	(19,843)	107,344	126,753	(19,409)

Total assets	$1,885,892	$1,676,192	$209,700	$1,840,178	$1,686,247	$153,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,333,080	$1,183,442	$149,638	$1,302,988	$1,169,838	$133,150
Federal Home Loan Bank advances	5,386	4,364	1,022	10,979	47,760	(36,781)
Trust preferred obligations		21,472	(21,472)		21,455	(21,455)
Long-term subordinated debt	22,219		22,219	22,203		22,203
Other borrowings	1,000		1,000	807		807
Other interest bearing liabilities	130		130	43		43

Total interest-bearing liabilities	1,361,815	1,209,278	152,537	1,337,020	1,239,053	97,967
Noninterest-bearing deposits	348,816	312,674	36,142	332,361	296,859	35,502
Other noninterest-bearing liabilities	13,128	11,032	2,096	12,302	10,710	1,592
Shareholders’ equity	162,133	143,208	18,925	158,495	139,625	18,870

Total liabilities and shareholders’ equity	$1,885,892	$1,676,192	$209,700	$1,840,178	$1,686,247	$153,931

Noninterest Income

Noninterest income decreased $696,000 or 12% to $5.3 million for the third quarter of 2004 from $6.0 million for the third quarter of 2003. Noninterest income decreased $1.0 million or 6% to $16.3 million for the first nine months of 2004 from $17.3 million for the first nine months of 2003. The decrease for both periods is primarily due to decreased mortgage banking income, which decreased $940,000 and $2.0 million during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The decline in mortgage banking income is a result of increases in long-term interest rates, which lowered demand for home refinancing. The Company has responded to the drop in production by restructuring its mortgage banking department in an effort to devote resources to more profitable areas of Columbia Bank such as the Builder Banking program. The decrease in mortgage banking income has been partially offset by increased merchant services income in both the quarter and nine months ended September 30, 2004. Merchant services income increased $315,000 and $910,000 during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The increase in merchant services income for both periods is due to increased market share.

In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. During the first nine months of 2004, the Company recorded net losses on sales of investment securities of $6,000. There were no sales of securities during the same period in 2003.

Noninterest Expense

Total noninterest expense increased 5% to $15.1 million for the third quarter of 2004 from $14.3 million for the third quarter of 2003 and for the first nine months of 2004 increased 6% to $44.6 million from $42.0 million as compared to the same period in 2003. The increase for both periods is primarily due to increased employee benefit expenses, advertising and promotion expenses, and legal and professional services expenses related to implementing internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Consistent with national trends, the Company has experienced increased costs of providing employee benefits, primarily health insurance coverage. Increased health insurance premiums and higher state employment taxes resulted in compensation and employee benefits increasing 3% or $233,000 in the third quarter of 2004 and 6% or $1.3 million for the first nine months of 2004 compared to the same periods in 2003. Advertising and promotion expenses, to support the Company’s growth strategy, increased $111,000, or 30%, during the third quarter of 2004 and $224,000, or 16%, for the first nine months of 2004 compared to the same periods in 2003. This increase is primarily due to higher television production and media costs. Due to implementation of internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, legal and professional services increased 156% to $1.0 million for the third quarter of 2004 as compared to $398,000 for the third quarter of 2003 and increased 67% to $2.3 million for the first nine months of 2004 as compared to $1.4 million for the same period in 2003. Sarbanes-Oxley 404 external implementation expenses for the third quarter of 2004 were $626,000, and $866,000 for the first nine months of 2004. These expenses were initiated during the first quarter of 2004 and are anticipated to continue into subsequent quarters as the Company implements requirements.

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities and net cost (gain) of OREO] was 64.14% for the third quarter 2004 and was 63.90% for the first nine months of 2004, compared to 64.36% and 62.87% for the third quarter and first nine months of 2003, respectively. Sarbanes-Oxley 404 implementation expenses had a significant impact on the Company’s efficiency ratio. Excluding these expenses, the pro-forma efficiency ratio for the third quarter and first nine months of 2004 would have been 61.49% and 62.66%, respectively. Improvement in the efficiency ratio will depend on the Company growing the loan portfolio and fee income and continuing to control expenses while adhering to core values of customer service.

Income Taxes

The Company recorded an income tax provision of $2.1 million and $6.5 million for the third quarter and first nine months of 2004, respectively, compared with a provision of $2.1 million and $6.0 million for the same periods in 2003. The effective tax rate was 28% for the third quarter of 2004 compared with 30% for the third quarter 2003. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Sale of Buildings

On September 30, 2004, the Company sold two buildings located in Tacoma and Longview, WA for $10.4 million resulting in a receivable that is reported in other assets. At September 30, 2004, the Company continues to occupy the buildings under leaseback agreements with the purchaser. The transaction does not qualify for sale-leaseback accounting because the Company provided financing to the purchaser for the entire sales price. As such, the Company is accounting for the transaction as a financing in which the sales proceeds, net of direct costs, have been reported as a finance lease obligation and the buildings continue to be reported as assets. At the time the loan to the purchaser is paid in full, the gain on the sale will approximate $1.8 million and will be deferred over the remaining life of the leases under sale-leaseback accounting.

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

Loan Portfolio Analysis

Columbia Bank is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2004	% of Total	December 31, 2003	% of Total
Commercial business	$383,039	32.9%	$381,658	35.4%
Real estate:
One-to-four family residential	48,556	4.2	47,430	4.4
Commercial and five or more family residential commercial properties	531,967	45.6	472,836	43.8

Total real estate	580,523	49.8	520,266	48.2
Real estate construction:
One-to-four family residential	21,685	1.9	15,577	1.4
Commercial and five or more family residential commercial properties	55,906	4.8	58,998	5.5

Total real estate construction	77,591	6.7	74,575	6.9
Consumer	126,643	10.8	104,240	9.7

Sub-total loans	1,167,796	100.2	1,080,739	100.2
Less: Deferred loan fees	(2,456)	(0.2)	(2,437)	(0.2)

Total loans	$1,165,340	100.0%	$1,078,302	100.0%

Loans held for sale	$11,165		$10,640

Total loans (excluding loans held for sale) at September 30, 2004 increased $87.0 million, to $1.17 billion from $1.08 billion at year-end 2003. This growth is despite unusually high payoffs due to the sale of two large real estate projects, the culmination of several construction projects and historically low business and credit line usage.

Commercial Loans: As of September 30, 2004, commercial loans increased $1.4 million, or 0.36%, to $383.0 million from $381.7 million at year-end 2003, representing 32.9% of total loans at September 30, 2004 as compared with 35.4% of total loans at December 31, 2003. The increase in commercial loans is the result of an effective business development initiative and some early indications of an economic recovery in the Company’s market areas. The Company is committed to providing competitive commercial lending in its market areas. The Company plans to remain competitive yet cautious with its commercial lending products due to the current state of the economy and will continue to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans increased $1.1 million to $48.6 million at September 30, 2004, representing 4.2% of total loans, compared with $47.4 million, or 4.4%, of total loans at December 31, 2003. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five-or-more family residential real estate lending increased $59.1 million, or 13%, to $532.0 million at September 30, 2004, representing 45.6% of total loans, from $472.8 million, or 43.8% of total loans at December 31, 2003. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $6.1 million, or 39%, to $21.7 million at September 30, 2004, representing 1.9% of total loans, from $15.6 million, or 1.4% of total loans at December 31, 2003. This growth is due to the Company placing an increased emphasis on its Builder Banking program.

Commercial and five-or-more family real estate construction loans decreased $3.1 million, or 5%, to $55.9 million at September 30, 2004, representing 4.8% of total loans, from $59.0 million, or 5.5% of total loans at December 31, 2003. The decrease in commercial and five-or-more family real estate construction loans is due to the completion of several construction projects.

Through the first nine months of 2004, demand for commercial real estate loans has outpaced commercial business loans due to current economic conditions and a favorable interest rate environment. The Company continues to manage its interest rate risk by focusing on commercial real estate loans with repricing of under five years.

Consumer Loans: At September 30, 2004, the Company had $126.6 million of consumer loans outstanding, representing 10.8% of total loans, an increase of $22.4 million, or 21%, compared with $104.2 million at December 31, 2003. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 53% to $7.3 million, or 0.38% of period-end assets at September 30, 2004 from $15.4 million, or 0.88% of period-end assets at December 31, 2003.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	September 30, 2004	December 31, 2003
Nonaccrual:
Commercial business	$2,613	$9,987
Real estate:
One-to-four family residential	320	365
Commercial and five or more family residential real estate	1,054	1,245
Real estate construction:
One-to-four family residential	903	663
Consumer	853	995

Total nonaccrual	$5,743	$13,255

Restructured:
Commercial business	239

Total restructured	239

Total nonperforming loans	$5,982	$13,255

Real estate owned	680	1,452
Other personal property owned	615	691

Total nonperforming assets	$7,277	$15,398

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

Nonperforming loans were $6.0 million, or 0.51% of total loans (excluding loans held for sale) at September 30, 2004, compared to $13.3 million, or 1.23% of total loans at December 31, 2003. Nonaccrual loans decreased $7.5 million, or 57% from year-end 2003 to $5.7 million at September 30, 2004.

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

Real Estate and Other Personal Property Owned. Real estate owned (REO), which is comprised of property from foreclosed real estate loans, decreased $772,000 to $680,000 at September 30, 2004, from $1.5 million at December 31, 2003. During the first nine months of 2004, the Company sold four properties for net gains of $110,000 and no properties were foreclosed and moved to REO. At September 30, 2004, REO consisted of two properties. Other personal property owned, which is comprised of other, non-real estate property from foreclosed loans, decreased $76,000 during the first nine months of 2004 to $615,000 from $691,000 at December 31, 2003. The Company continues to liquidate the other personal property owned as quickly as possible to maximize recovery.

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

At September 30, 2004, the Company’s allowance for loan losses was $19.9 million, or 1.71% of total loans (excluding loans held for sale), 333% of nonperforming loans, and 274% of nonperforming assets. This compares with an allowance of $20.3 million, or 1.88% of the total loan portfolio, excluding loans held for sale, 153% of nonperforming loans, and 132% of nonperforming assets at December 31, 2003. After careful analysis, the Company took $250,000 of provision for loan losses for the third quarter of 2004 and 2003. During the first nine months of 2004 the Company contributed $550,000 to its provision for loan losses, compared to $2.9 million in the first nine months of 2003, a decrease of $2.3 million. The decrease in loan loss provision during the first nine months is due to improved credit quality in the loan portfolio and lower charge-offs.

Management intends to continue to maintain a prudent approach in establishing the level of the loan loss allowance; the Company manages risk in its loan portfolio through placing emphasis on credit quality over loan growth. A strong monitoring system and internal controls assist management in setting reserve levels that adequately reflect the inherent loss within the loan portfolio. Additionally, environmental factors relevant to the market place, which may affect the condition of the loan portfolio, are taken into account when determining the required level of the loan loss allowance.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Beginning balance	$19,769	$19,994	$20,261	$19,171
Charge-offs:
Commercial business	(115)	(10)	(912)	(1,946)
Real estate construction: One-to-four family residential				(26)
Commercial real estate			(4)
Consumer	(60)	(38)	(189)	(207)

Total charge-offs	(175)	(48)	(1,105)	(2,179)
Recoveries:
Commercial business	53	118	96	443
Real estate construction: One-to-four family residential		1	1	4
Consumer	30	16	124	42

Total recoveries	83	135	221	489

Net recoveries (charge-offs)	(92)	87	(884)	(1,690)
Provision charged to expense	250	250	550	2,850

Ending balance	$19,927	$20,331	$19,927	$20,331

Total loans, net at end of period (1)	$1,165,340	$1,071,201	$1,165,340	$1,071,201

Allowance for loan losses to total loans	1.71%	1.90%	1.71%	1.90%

(1)	Excludes loans held for sale

In the third quarter and for the first nine months of 2004, net loan charge-offs were $92,000 and $884,000, respectively, compared with net loan recoveries of $87,000 in the third quarter of 2003 and net loan charge-offs of $1.7 million for the first nine months in 2003. The $884,000 in net charge-offs during the first nine months of 2004 was comprised of several loans.

Securities

At September 30, 2004, the Company’s securities (securities available for sale and securities held to maturity) increased $84.9 million, or 17% to $598.6 million from $513.7 million at year-end 2003. In the third quarter of 2004, the Company purchased $125.9 million and received principal payments of $17.0 million. There were no sales of securities during the third quarter of 2003. During the first nine months of 2004 the Company purchased $164.7 million, received principal payments and maturities of $66.0 million and sold $14.0 million of securities available for sale for net realized losses of $6,000. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. Consistent with this strategy, management increased the Company’s securities portfolio during the third quarter of 2004 as deposit growth outpaced loan demand.

At September 30, 2004, the market value of securities available for sale had an unrealized gain of $2.8 million (net of tax) as compared to an unrealized loss of $513,000 (net of tax) at December 31, 2003. The change in market value of securities available for sale is due primarily to fluctuations in long-term interest rates.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

(in thousands)	September 30, 2004	December 31, 2003
U.S. Government agency	$149,360	$29,445
U.S. Government agency mortgage-backed securities	353,585	401,170
State & municipal securities	90,685	77,598
Other securities	982	987

Total	$594,612	$509,200

Securities Held to Maturity

(in thousands)	September 30, 2004	December 31, 2003
State & municipal securities	$4,026	$4,548

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

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2004 are summarized as follows:

Securities Available for Sale

	Less than 12 Months		12 Months of More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$76,569	$(68)	$—	$—	$76,569	$(68)
U.S. Government agency mortgage-backed securities	95,807	(996)	76,579	(1,186)	172,386	(2,182)
State and municipal securities	25,342	(302)			25,342	(302)

Total	$197,718	$(1,366)	$76,579	$(1,186)	$274,297	$(2,552)

For all of the above investment securities, the unrealized losses are due to increases in interest rates and are considered to be temporarily impaired as the Company has the ability and intent to hold the investments for a period of time sufficient for recovery of fair value up to (or beyond) the cost of the investment. There were no securities held to maturity with unrealized losses at September 30, 2004.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $143.8 million, or 9%, to $1.69 billion at September 30, 2004 from $1.54 billion at December 31, 2003. Core deposits (demand deposit, savings, and money market accounts) increased $148.7 million, or 14% during the first nine months of 2004 and certificate of deposit balances decreased $4.9 million, or 1% compared to year-end 2003. Average core deposits increased to $1.24 billion during the third quarter of 2004, from $1.08 billion in the fourth quarter 2003 and from $1.04 billion in the third quarter of 2003.

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

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At September 30, 2004, brokered and other wholesale deposits (excluding public deposits) totaled $11.0 million, less than 1% of total deposits, down from $16.3 million at December 31, 2003. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At September 30, 2004, the Company had FHLB advances of $32.0 million, compared to advances of $16.5 million at December 31, 2003. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 5.27% at September 30, 2004. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company. At December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), “Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations are now classified as long-term subordinated debt and the Company’s related investment in the Trust is recorded in other assets. The balance of the long-term subordinated debt was $22.2 million at September 30, 2004 and December 31, 2003. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

The Company has a $20.0 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR and at September 30, 2004, the Company had a balance outstanding of $1.0 million. There was no balance outstanding at December 31, 2003. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Capital

Shareholders’ equity at September 30, 2004 was $169.9 million, up 13% from $150.4 million at December 31, 2003. The increase is due primarily to net income of $16.0 million at September 30, 2004. Shareholders’ equity was 8.78%, and 8.62% of total period-end assets at September 30, 2004, and December 31, 2003, respectively.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary to be classified as a “well capitalized” bank, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. Columbia Bank qualifies as “well-capitalized” at September 30, 2004 and December 31, 2003.

	Company		Columbia Bank		Requirements
	9/30/2004	12/31/2003	9/30/2004	12/31/2003	Adequately capitalized	Well - capitalized
Total risk-based capital ratio	14.45%	14.49%	14.08%	14.02%	8%	10%
Tier 1 risk-based capital ratio	13.20%	13.24%	12.83%	12.77%	4%	6%
Leverage ratio	10.03%	10.03%	9.76%	9.69%	4%	5%

Dividends

On January 29, 2004, the Company declared a quarterly cash dividend of $0.05 per share, payable on February 25, 2004, to shareholders of record at the close of business February 11, 2004. On April 28, 2004, the Company announced a quarterly cash dividend of $0.07 per share and a 5% stock dividend payable on May 26, 2004, to shareholders of record as of May 12, 2004. On July 29, 2004, the Company announced a quarterly dividend of $0.07 per share payable on August 25, 2004, to shareholders of record as of August 11, 2004. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to the 5% stock dividend declared on April 28, 2004.

Subsequent to quarter-end, on October 28, 2004, the Company announced a quarterly dividend of $0.07 per share payable on November 24, 2004, to shareholders of record as of November 10, 2004.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2004 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls

Changes in Internal Controls. No changes occurred since the quarter ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On July 30, 2004, the Company filed an 8-K dated July 30, 2004 announcing a quarterly cash dividend. The press release was attached and incorporated by reference.

On July 30, 2004, the Company furnished an 8-K reporting under Item 12 “Results of Operations and Financial Condition” its second quarter 2004 financial results. The press release was attached and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date November 9, 2004	By	/s/ Melanie J. Dressel
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date November 9, 2004	By	/s/ Gary R. Schminkey
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)