Form 10-K
period 2004-12-31
COLUMBIA BANKING SYSTEM INC
filed 2005-03-16
CIK 887343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

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

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2004 was $316,695,283 based on the closing sale price of the Common Stock on that date.

The aggregate market value of Common Stock held by non-affiliates of registrant at January 31, 2005 was $367,392,128. The number of shares of registrant’s Common Stock outstanding at January 31, 2005 was 15,600,515.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement Dated March 14, 2005	Part III

COLUMBIA BANKING SYSTEM, INC.

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

ii

THE COMPANY

General

Columbia Banking System, Inc. (the “Company”) is a registered bank holding company whose wholly owned subsidiaries, Columbia State Bank (“Columbia Bank”) and Bank of Astoria (“Astoria”), conduct full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals.

The Company was reorganized and additional management was added in 1993 in order to take advantage of commercial banking business opportunities in the Company’s principal market area. At that time, increased consolidations of banks, primarily through acquisitions by out-of-state holding companies, created dislocation of customers and presented opportunities to capture market share. Since the reorganization, the Company has grown from four branch offices at January 1, 1993 to its present 39 branch offices.

The Company’s significant wholly owned subsidiary, Columbia Bank, has 34 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington, as well as the Longview and Woodland communities in southwestern Washington. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

On October 1, 2004, the Company completed its acquisition of Astoria, an Oregon commercial bank headquartered in Astoria, Oregon. The acquisition was accounted for as a purchase. Astoria’s results of operations were included in the Company’s results beginning October 1, 2004. Astoria operates as a separate subsidiary of the Company and has five full service branch offices located within Clatsop and Tillamook Counties, along the northern Oregon coast. The main branch is located in Astoria, with additional branches located in the cities of Warrenton, Seaside, Cannon Beach, and Manzanita. Astoria is an Oregon state-chartered Bank and is insured by the FDIC, but is not a member of the Federal Reserve System. For more information on the acquisition, see Note 2 to the consolidated financial statements.

Management Team

Melanie J. Dressel was named Chief Executive Officer of the Company in February 2003 in addition to her duties as President. Ms. Dressel continues to serve as the President and Chief Executive Officer of Columbia Bank, serving in this capacity since 2000. Gary Schminkey has served as the Company’s Executive Vice President and Chief Financial Officer since 1998 and Tex Whitney has served as Executive Vice President-Human Resources since 1998. In January 2004, Mark Nelson, an Executive Vice President and Senior Credit Officer since October 2002 was named Chief Banking Officer for Columbia Bank. In this new position, Mr. Nelson leads the Bank’s commercial and consumer lending and branch functions, as well as private banking, marketing, cash management and international activities. In June 2004, the Company filled the position vacated by Mr. Nelson by naming Andy McDonald Chief Credit Officer. Mr. McDonald’s main areas of responsibility include credit administration, special credits, compliance, and loan operations.

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

The Company has established a network of 39 branches as of December 31, 2004 from which it intends to grow market share. Western Washington locations consist of twenty-one branches in Pierce County, eight in King

County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Northern Oregon Coastal area locations consist of four branches in Clatsop County and one in Tillamook County. The Company is committed to increasing market share in the communities its serves by continuing to leverage its existing branch network and adding new branch locations that are consistent with its expansion strategy throughout the Pacific Northwest. All Washington branches operate as Columbia Bank and all Oregon branches operate as Bank of Astoria.

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

The Company’s business strategy is to provide its customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. Management believes that as a result of the Company’s strong commitment to highly personalized, relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans, deposits, and other financial services in the markets it serves. Management believes consolidation among financial institutions in its market area has created significant gaps in the ability of large banks to serve certain customers, particularly the Company’s target customer base of small and medium-sized businesses, professionals and other individuals.

The Company intends to achieve its growth strategy by continuing to develop existing branch offices and branch locations, and successfully completing strategic business combinations, such as the acquisition of Astoria. New branches, markets and locations are reviewed continually. The Company will take advantage of these opportunities as they arise.

Products & Services

The Company continuously reviews new products and services to meet its customers’ financial services needs. New technologies and services are reviewed for business development and cost saving purposes. Some of the products and services available include tailored Commercial & Industrial lending, Private Banking, Cash Management, International, Merchant and Investment Services. Cash Management services enable customers to access, monitor and manage cash flows effectively and efficiently through a variety of tools, including account analysis, sweep accounts, ACH and other electronic banking services. Many Cash Management customers enjoy the convenience of utilizing these services from their computer through Columbia OnLine™, the Company’s online banking service. In addition, online banking customers are able to conduct a full range of services including balance inquiries, transfers, bill paying, loan information, and check image viewing.

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

Market Area

Approximately 70% of the Company’s branches are centered in the South Puget Sound Region (“the South Sound”) of Washington State. Pierce County is located in the South Sound and Tacoma is the largest city in the County. The Company has 21 branch offices located in Pierce County and has the largest deposit market share as of June 30, 2004 according to the annual FDIC “Market Share Report”. In early 2005, the Company announced the addition of its University Place branch located west of Tacoma. The South Sound is benefiting from major construction projects currently underway, including the new Tacoma Narrows Bridge Project and several commercial real estate projects including hotels, multi-family residential complexes, and office buildings. Additionally, expansion of the Port of Tacoma completed in late 2004 provides the South Sound with a container terminal capable of handling the largest volume of container traffic north of Los Angeles. With two large military installations (McChord Air Force Base and Fort Lewis Army Base), government related employment represents approximately 20% of the County’s total employment.

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

Through the acquisition of Astoria, the Company added five branches located in the western portions of Clatsop and Tillamook Counties, Oregon, in the northern Oregon coastal area. The main branch is located in Astoria, with additional branches located in the cities of Warrenton, Seaside, Cannon Beach, and Manzanita. Both Clatsop and Tillamook Counties are comprised primarily of forestry, commercial fishing, and tourism related businesses.

Competition

The Company provides its customers with approximately the same breadth of product offerings as its larger competitors while delivering a more personalized service level. Smaller competitors frequently do not have the full product and service offerings that the Company possesses. The Company anticipates continuing opportunities to arise from the effects of recent consolidation among financial institutions in the Puget Sound area. Several other financial institutions, which have greater resources than the Company, compete for banking business in the Company’s market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, the Company continues to experience competition from non-banking companies such as credit unions, financial services companies and brokerage houses. As of June 30, 2004, the Company ranked first in deposit market share in Pierce County, Washington, with 18%, second in Cowlitz County, with 15%, and first in Clatsop County, Oregon, with 34% according to the Federal Deposit Insurance Corporation’s (FDIC) “Deposit Market Share Report”, which ranks all of the FDIC insured institutions in those areas.

COLUMBIA BANKING SYSTEM, INC.

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA (1)

	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
For the Year
Net interest income	$71,943	$63,867	$64,289	$58,205	$58,268
Provision for loan losses	995	2,850	15,780	5,800	9,800
Noninterest income	22,244	22,784	20,050	17,451	11,587
Noninterest expense	61,326	55,960	53,653	50,954	44,753
Net income	22,513	19,522	10,885	12,513	10,070

Per Share
Net Income (Basic)	$1.55	$1.39	$0.79	$0.88	$0.71
Net Income (Diluted)	1.52	1.37	0.78	0.87	0.69
Book Value	13.14	10.66	9.48	8.58	7.90

Averages
Total Assets	$1,919,134	$1,696,417	$1,601,061	$1,460,263	$1,375,600
Interest-earning assets	1,769,470	1,544,869	1,454,714	1,343,410	1,265,716
Loans	1,186,506	1,128,941	1,183,922	1,218,906	1,149,013
Securities	552,742	401,594	246,995	100,343	97,585
Deposits	1,690,513	1,483,173	1,360,968	1,281,748	1,197,653
Core deposits	1,238,536	1,017,126	885,008	718,262	654,095
Shareholders’ equity	169,414	141,129	124,096	120,403	107,555

Financial Ratios
Net interest margin	4.19%	4.23%	4.50%	4.36%	4.62%
Return on average assets	1.17	1.15	0.68	0.86	0.73
Return on average equity	13.29	13.83	8.77	10.39	9.36
Efficiency ratio (2)	63.20	62.86	64.46	68.75	63.40
Average equity to average assets	8.83	8.32	7.75	8.25	7.82

At Year-End
Total assets	$2,177,550	$1,744,347	$1,699,613	$1,498,294	$1,496,495
Loans	1,359,743	1,078,302	1,175,853	1,170,633	1,192,520
Allowance for loan losses	19,881	20,261	19,171	14,734	18,791
Securities	631,998	523,864	337,412	161,462	119,261
Deposits	1,864,028	1,544,626	1,487,153	1,306,750	1,327,023
Core deposits	1,382,235	1,098,237	980,709	846,546	695,343
Shareholders’ equity	203,154	150,372	132,384	118,966	113,823
Full-time equivalent employees	625	539	525	589	513
Banking offices	39	34	36	32	28

Nonperforming assets:
Nonaccrual loans	$8,222	$13,255	$16,918	$17,635	$12,506
Restructured loans	227		187	716	1,136
Other personal property owned		691	916
Real estate owned	680	1,452	130	197	1,291

Total nonperforming assets	$9,129	$15,398	$18,151	$18,548	$14,933

Nonperforming loans to year-end loans	0.62%	1.23%	1.45%	1.57%	1.14%
Nonperforming assets to year-end assets	0.42%	0.88%	1.07%	1.24%	1.00%
Allowance for loan losses to year-end loans	1.46%	1.88%	1.63%	1.26%	1.58%
Allowance for loan losses to nonperforming loans	235.31%	152.86%	112.08%	80.29%	137.74%
Allowance for loan losses to nonperforming assets	217.78%	131.58%	105.62%	79.44%	125.84%
Net loan charge-offs	$2,742	$1,760	$11,343	$9,857	$976

Risk-Based Capital Ratios:
Total capital	12.99%	14.49%	12.32%	11.65%	9.54%
Tier I capital	11.75	13.24	11.07	10.55	8.58
Leverage ratio	8.99	10.03	9.18	9.72	7.77

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.
(2)	Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding certain income and expense, such as gains/losses on investment securities and net cost (gain) of OREO.

FINANCIAL DATA SUPPLEMENT

CONSOLIDATED FIVE-YEAR STATEMENTS OF OPERATIONS (1)

Columbia Banking System, Inc.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Interest Income:
Loans	$68,908	$69,427	$80,003	$97,650	$102,838
Securities available for sale	20,718	14,166	11,606	5,596	5,650
Securities held to maturity	103	162	214	265	268
Deposits with banks	337	145	372	1,061	1,240

Total interest income	90,066	83,900	92,195	104,572	109,996

Interest Expense:
Deposits	16,537	18,304	24,740	43,763	47,662
Federal Home Loan Bank advances	370	652	1,945	1,690	3,630
Long-term obligations	1,162	1,077	1,221	635
Other borrowings	54			279	436

Total interest expense	18,123	20,033	27,906	46,367	51,728

Net Interest Income	71,943	63,867	64,289	58,205	58,268
Provision for loan losses	995	2,850	15,780	5,800	9,800

Net interest income after provision for loan losses	70,948	61,017	48,509	52,405	48,468
Noninterest income	22,244	22,784	20,050	17,451	11,587
Noninterest expense	61,326	55,960	53,653	50,954	44,753

Income before income tax	31,866	27,841	14,906	18,902	15,302
Provision for income tax	9,353	8,319	4,021	6,389	5,232

Net Income	$22,513	$19,522	$10,885	$12,513	$10,070

Net Income Per Common Share:
Basic	$1.55	$1.39	$0.79	$0.88	$0.71
Diluted	1.52	1.37	0.78	0.87	0.69
Average number of common shares outstanding (basic)	14,558	14,039	13,823	14,215	14,162
Average number of common shares outstanding (diluted)	14,816	14,215	13,984	14,407	14,520

Total assets at end of period	$2,177,550	$1,744,347	$1,699,613	$1,498,294	$1,496,495
Long-term obligations	22,246	22,180	21,433	61,367	4,500
Cash dividends	0.26	0.15

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES

AND NET INTEREST REVENUE

Columbia Banking System, Inc.

	2004			2003
	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate
	(in thousands)
Interest-Earning Assets
Loans:
Commercial business	$400,494	$22,243	5.55%	$411,372	$21,093	5.13%
Real estate (2):
One-to-four family residential	79,606	4,481	5.63	83,197	4,743	5.70
Commercial and five or more family residential properties	587,993	35,296	6.00	531,169	37,222	7.01
Consumer	118,413	6,888	5.82	103,203	6,369	6.17

Total loans	1,186,506	68,908	5.81	1,128,941	69,427	6.15
Securities (3)	552,742	22,982	4.16	401,594	15,868	3.95
Interest-earning deposits with banks	30,222	337	1.12	14,334	145	1.01

Total interest-earning assets	1,769,470	92,227	5.21	1,544,869	85,440	5.53
Other earning assets	32,737			29,892
Non-earning assets	116,927			121,656

Total assets	$1,919,134			$1,696,417

Interest-Bearing Liabilities
Certificates of deposit	$451,977	$10,506	2.32%	$466,047	$12,529	2.69%
Savings accounts	92,743	320	0.35	76,293	367	0.48
Interest-bearing demand and money market accounts	796,124	5,711	0.72	638,097	5,408	0.85

Total interest-bearing deposits	1,340,844	16,537	1.23	1,180,437	18,304	1.55
Federal Home Loan Bank advances	20,675	370	1.79	38,910	652	1.68
Long-term obligations	22,211	1,162	5.23	22,145	1,077	4.86
Other borrowings	2,835	54	1.90

Total interest-bearing liabilities	1,386,565	18,123	1.31	1,241,492	20,033	1.61
Demand and other noninterest-bearing deposits	349,669			302,736
Other noninterest-bearing liabilities	13,486			11,060
Shareholders’ equity	169,414			141,129

Total liabilities and shareholders’ equity	$1,919,134			$1,696,417

Net interest income (3)		$74,104			$65,407

Net interest spread			3.90%			3.92%

Net interest margin			4.19%			4.23%

Average interest-earning assets to average interest-bearing liabilities			127.62%			124.50%

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million in 2004, $2.4 million in 2003, $1.9 million in 2002, $1.8 million in 2001, and $1.4 million in 2000.
(2)	Real estate average balances include real estate construction loans.
(3)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

CONSOLIDATED FIVE-YEAR SUMMARY OF AVERAGE BALANCES

AND NET INTEREST REVENUE

Columbia Banking System, Inc.

	2002			2001			2000
	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate	Average Balances(1)	Interest	Average Rate
	(in thousands)
Interest-Earning Assets
Loans:
Commercial business	$451,255	$26,828	5.95%	$484,382	$38,128	7.87%	$475,807	$45,280	9.52%
Real estate (2):
One-to-four family residential	88,145	5,960	6.76	109,006	8,401	7.71	108,063	9,389	8.69
Commercial and five or more family residential properties	533,904	39,349	7.37	517,463	41,859	8.09	463,002	38,431	8.30
Consumer	110,618	7,866	7.11	108,055	9,262	8.57	102,141	9,737	9.53

Total loans	1,183,922	80,003	6.76	1,218,906	97,650	8.01	1,149,013	102,837	8.95
Securities (3)	246,995	13,058	5.29	100,343	6,251	6.23	97,585	6,152	6.30
Interest-earning deposits with banks	23,797	372	1.56	24,161	1,061	4.39	19,118	1,240	6.49

Total interest-earning assets	1,454,714	93,433	6.42	1,343,410	104,962	7.81	1,265,716	110,229	8.71
Other earning assets	25,173			8,025
Non-earning assets	121,174			108,828			109,884

Total assets	$1,601,061			$1,460,263			$1,375,600

Interest-Bearing Liabilities
Certificates of deposit	$475,961	$16,382	3.44%	$563,486	$31,274	5.55%	$543,558	$33,053	6.08%
Savings accounts	63,750	590	0.93	51,380	733	1.43	46,722	937	2.01
Interest-bearing demand and money market accounts	562,622	7,768	1.38	439,916	11,756	2.67	399,561	13,672	3.42

Total interest-bearing deposits	1,102,333	24,740	2.24	1,054,782	43,763	4.15	989,841	47,662	4.82
Federal Home Loan Bank advances	84,463	1,945	2.30	32,655	1,690	5.17	54,813	3,630	6.62
Long-term obligations	21,398	1,221	5.71	9,008	635	7.05
Other borrowings				4,163	279	6.71	5,245	436	8.31

Total interest-bearing liabilities	1,208,194	27,906	2.31	1,100,608	46,367	4.21	1,049,899	51,728	4.93
Demand and other noninterest-bearing deposits	258,635			226,966			207,812
Other noninterest-bearing liabilities	10,136			12,286			10,334
Shareholders’ equity	124,096			120,403			107,555

Total liabilities and shareholders’ equity	$1,601,061			$1,460,263			$1,375,600

Net interest income (3)		$65,527			$58,595			$58,501

Net interest spread			4.11%			3.60%			3.78%

Net interest margin			4.50%			4.36%			4.62%

Average interest-earning assets to average interest-bearing liabilities			120.40%			122.06%			120.56%

Supplemental Financial Data

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States (GAAP). The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income on a tax equivalent basis, excluding certain income and expense, such as gains and losses on investment securities and net cost and gains of real estate acquired (OREO). Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using the federal statutory tax rate of 35 percent for all years presented. Noninterest income and noninterest expense are adjusted for certain items. See “Noninterest Expense” on page 12 of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Reconciliation of Supplemental Financial Data to GAAP Financial Measures

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net interest income (1)	$71,943	$63,867	$64,289	$58,205	$58,268
Tax equivalent adjustment for non-taxable Investment securities interest income (2)	2,161	1,540	1,238	390	234

Adjusted net interest income	$74,104	$65,407	$65,527	$58,595	$58,502

Noninterest income	$22,244	$22,784	$20,050	$17,451	$11,587
(Gain) loss on sale of securities, net	6	(222)	(610)	(1,720)	—
Tax equivalent adjustment for BOLI income (2)	710	829	697	231	—

Adjusted noninterest income	$22,960	$23,391	$20,137	$15,962	$11,587

Noninterest expense	$61,326	$55,960	$53,653	$50,954	$44,753
Net gain (cost) of OREO	13	(139)	1,565	307	(318)

Adjusted noninterest expense	$61,339	$55,821	$55,218	$51,261	$44,435

Efficiency ratio	65.1%	64.6%	63.6%	67.3%	64.1%
Efficiency ratio (fully taxable-equivalent)	63.2%	62.9%	64.5%	68.8%	63.4%
Tax Rate	35.0%	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.
(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COLUMBIA BANKING SYSTEM, INC.

This discussion should be read in conjunction with the consolidated financial statements of the Company, and related notes presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date for the previous year.

Critical Accounting Policies

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of real estate owned and deferred tax assets and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in this annual report on Form 10-K for the year ended December 31, 2004. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Management Overview

The Company reached several milestones in 2004. After completing Columbia Bank’s eleventh anniversary in August 2004, the Company finished the year exceeding $2.0 billion in assets and recorded historical highs in both net income and earnings per share. In addition, the Company successfully made its first venture into Oregon with the October 2004 acquisition of Astoria.

Economic recovery in Washington State took shape in 2004 as strong deposit growth continued its positive trend of the past couple of years and loan demand increased during the second half of 2004. Loan totals increased over $280 million from December 31, 2003 with the purchase of Astoria adding approximately $100 million of that total. Interest rates, depressed for the past several years began to rise in the second half of 2004 as the Federal Reserve increased the discount rate five times (0.25% each increase). As a result, the Company has seen improvement in its net interest margin from improving loan yields.

During the year improved credit quality reduced the level of loan loss provisions necessary to maintain adequate coverage for potential loan losses. The Company’s credit quality measures continued to move in a positive direction in 2004 and at year end were some of the strongest in Company history.

The combination of loan growth, rising short-term interest rates and improved credit quality provided the Company with increased profitability as compared to the prior year. Through its asset and liability management strategy, the Company increased its investment in available-for-sale securities which resulted in an additional $6.6 million of interest income as compared to the prior year. Net income increased $3.0 million from 2003 despite the incurrence of significant expenses relating to compliance with the internal control documentation requirements of the Sarbanes-Oxley Act of 2002. During 2004, residential mortgage lending softened considerably from prior years due to slow downs in refinancing activity which resulted in decreasing contributions to non-interest income.

The Company did not open any new branches in 2004, but did add five locations through the acquisition of Astoria. During the fourth quarter of 2004, Columbia increased its presence in King County (Seattle) with the addition of nine experienced bankers hired when Washington Mutual Bank discontinued its business banking division.

In 2005, management believes Columbia is well positioned for expansion within its market areas. The Pierce County economy (headquarters of the Company and location of 21 branches) is one of the strongest in the region, where its pace of growth has exceeded the national rate. While the Puget Sound region as a whole has not recovered completely from the downturn of 2001, employment is up 2.1% compared to only 1.3% for the United States. In early 2005, the Company will extend its footprint by adding a branch in University Place (an incorporated community adjacent to Tacoma). During the year the Company intends to continue its strategy of leveraging its strong base of branches in both Washington and Oregon, focusing on increasing market share in the communities it serves.

Results of Operations

The results of operations of the Company are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. The Company’s operating expenses consist primarily of compensation, employee benefits, and occupancy. Like most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities. The operating results of Astoria were included in the Company’s operating results beginning October 1, 2004.

	Years ended December 31,
	2004	$ change	% change	2003	$ change	% change	2002
	(in thousands)
Net interest income	$71,943	$8,076	13%	$63,867	$(422)	(1)%	$64,289
Fees and other revenue:
Service charges, loan fees and other fees	10,547	475	5	10,072	1,289	15	8,783
Mortgage banking	1,806	(1,940)	(52)	3,746	335	10	3,411
Merchant services fees	7,259	1,151	19	6,108	1,256	26	4,852
Gain (loss) on sale of securities, net	(6)	(228)	(103)	222	(388)	(64)	610
Bank owned life insurance (BOLI)	1,318	(221)	(14)	1,539	245	19	1,294
Other income	1,320	223	20	1,097	(3)		1,100

Total non-interest income	22,244	(540)	(2)	22,784	2,734	14	20,050

Total revenue	$94,187	$7,536	9%	$86,651	$2,312	3%	$84,339

Tax equivalent net interest margin	4.19%			4.23%			4.50%

Net income for the year increased 15% to $22.5 million compared to net income of $19.5 million in 2003 and $10.9 million in 2002. On a diluted per share basis, 2004 net income was $1.52 per share, compared with net income of $1.37 per share in 2003, and $0.78 per share in 2002. The increase in 2004 net income resulted primarily from higher net interest income and lower provisions for loan losses as compared to 2003.

Net Interest Income:    Net interest income increased $8.1 million, or 13%, in 2004 compared with a decrease of $422,000, or 1% in 2003. The increase in 2004 net interest income was primarily due to higher average earning assets during 2004, coupled with increases in the prime lending rate during the second half of the year, and lower deposit funding costs. The decrease in 2003 net interest income was the result of declining loan balances and lower loan yields, partially offset by a higher concentration of average core deposits, and lower deposit funding costs.

The Company continued its focus on deposit growth and its trend toward a greater concentration of core deposits in its deposit mix, as average core deposits increased $221.4 million or 22% in 2004, while average certificates of deposit (“CD”) balances decreased $14.1 million or 3% compared to 2003. In 2004 average core deposits comprised 73% of average deposits as compared to 69% of average deposits in 2003.

The net interest margin (net interest income on a fully-taxable equivalent basis divided by average interest-earning assets) decreased 4 basis points to 4.19% in 2004, compared with 4.23% in 2003. [A basis point is 1/100th of 1%, alternatively 100 basis points equals 1.00%.] Average interest-earning assets increased $224.6 million, or 15%, to $1.77 billion during 2004 compared with a 6% or $90.2 million increase to $1.54 billion during 2003. The average yield on interest-earning assets decreased to 5.21% in 2004 from 5.53% in 2003, and 6.42% in 2002. In comparison, average interest-bearing liabilities increased $145.1 million, or 12%, to $1.37 billion during 2004 compared with a 3% or $33.3 million increase to $1.24 billion during 2003. The average cost of interest-bearing liabilities decreased to 1.31% in 2004 from 1.61% in 2003, and 2.31% in 2002.

During the second half of 2004, the Federal Funds target rate increased five times, increasing 125 basis points. During this period, the Company saw improvement in certain loan and investment yield categories. During the declining interest rate cycle that began in 2001 and continued through the first half of 2004, the Company maintained its net interest margin by increasing its core deposits and reducing rates on its deposit products. Although loan demand declined during this period, the Company employed a strategy of purchasing investment securities with funds generated through deposit growth. The Company purchased primarily government agency bonds and mortgage-backed securities with shorter lives within the one year to three year range. As the economic recovery continues in 2005 and beyond, it is anticipated that the maturing securities will be employed into higher yielding loans and reduce the need to increase deposit rates or use wholesale funding.

The Company is asset sensitive from an interest-rate risk standpoint over a short-term period of at least three months and then becomes slightly liability sensitive over a twelve month period (see the discussion on “Interest Rate Sensitivity” on page 21). In the event of a change in interest rates, a larger amount of the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities in the short-term. During a declining interest rate environment, the Company’s net interest margin will be compressed if it is unable to reprice its interest-bearing liabilities as its interest-earning assets reprice. Conversely, in a rising interest rate environment, the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities. In that event, the Company anticipates improvement in its net interest margin as interest-earning assets reprice faster than its deposits and other interest-bearing liabilities. An increasing net interest margin does not imply that the Company’s revenues will continue to grow. If the Company is able to generate loan and investment security growth, net interest income could increase over prior years without an increase in the net interest margin.

Provision for Loan Losses:    The Company’s contribution to its provision for loan losses was $995,000 for 2004, compared with $2.9 million for 2003, and $15.8 million for 2002. For the years ended December 31, 2004, 2003, and 2002, net loan charge-offs amounted to $2.7 million, $1.8 million, and $11.3 million, respectively. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2004, 2003 and 2002 were 23 basis points, 16 basis points, and 96 basis points, respectively. The charge-offs during 2004 and 2003 were comprised of several loans. The charge-offs during 2002 were largely impacted by a single substantial problem credit relationship requiring a significant charge-off.

The allowance for loan losses as a percentage of loans (excluding loans held for sale at each date) decreased to 1.46% at December 31, 2004 as compared to 1.88% and 1.63% of loans at December 31, 2003 and 2002, respectively. The decrease in 2004 was primarily due to a significant improvement in nonperforming assets compared to the prior year. At year-end 2004, the allowance for loan losses to nonperforming loans was 235% compared to 153% at December 31, 2003. The increase in the percentage of the allowance to nonperforming loans is the result of a $4.8 million decrease, or 36%, in nonperforming loans from year-end 2003 to year-end 2004. Management has continued to emphasize credit quality and strengthening of its loan monitoring systems and controls. The Company’s credit quality measures moved in a positive direction in 2004 and at year end were some of the strongest in the Company’s history. Management will continue to maintain a conservative approach to credit quality and will add to the loan loss allowance as necessary to maintain responsible reserve levels.

Noninterest Income:    Total noninterest income decreased $540,000, or 2%, in 2004. Total noninterest income, excluding the net gain and loss on sale of investment securities, decreased $312,000, or 1%, in 2004 compared with a $3.1 million, or 16%, increase in 2003. The decreases in noninterest income during 2004 were primarily due to decreases in home refinancing activity. While income from mortgage banking decreased by $1.9 million, or 52%, compared to an increase $335,000, or 10%, in 2003, the majority of the decrease was replaced by increases in service charges and other fees and merchant service fees. Service charges and other fees increased $475,000, or 5% in 2004 compared with an increase of $1.3 million, or 15%, in 2003, primarily due to growth in core deposits. Merchant service fees increased $1.2 million, or 19%, compared with an increase of $1.3 million, or 26%, in 2003, due to successful business development efforts.

In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow. Investment securities sales in 2004 recorded a net loss of $6,000 in 2004, compared to net gains of $222,000 and $610,000 in 2003 and 2002, respectively.

Mortgage banking has been a significant component of the Company’s noninterest income for many years. During the low interest rate cycle of the past three years, the gross income from mortgage banking increased to a record high of $3.7 million in 2003. Historically, the Company’s residential real estate loans used for home purchases have been a significant portion of mortgage banking originations. The record low interest rates during 2003 and 2002 resulted in a larger percentage of home loan refinancing. During the latter half of 2003, residential mortgage loan applications decreased as higher interest rates slowed refinancing activity compared to the first half of 2003 and the prior year 2002. In the fourth quarter of 2003, the income from mortgage banking decreased to $439,000 compared to $1.4 million for the same quarter in 2002, and this trend continued through 2004. In addition to mortgage banking, the Company has consistently increased its noninterest income in service charges and other fees, and merchant services fees.

Noninterest Expense

	Years ended December 31,
	2004	$ change	% change	2003	$ change	% change	2002
	(in thousands)
Compensation	$23,948	$1,351	6%	$22,597	$(123)	(1)%	$22,720
Employee benefits	8,280	1,220	17	7,060	816	13	6,244
Occupancy	8,437	(291)	(3)	8,728	479	6	8,249
Merchant processing	2,984	523	21	2,461	446	22	2,015
Advertising and promotion	2,002	257	15	1,745	(122)	(7)	1,867
Data processing	2,319	401	21	1,918	126	7	1,792
Legal and professional services	3,312	1,481	81	1,831	(551)	(23)	2,382
Taxes, licenses and fees	1,635	(35)	(2)	1,670	(107)	(6)	1,777
Net (gain) cost of other real estate owned	(13)	(152)	(109)	139	1,704	(109)	(1,565)
Other	8,422	611	8	7,811	(361)	(4)	8,172

Total non-interest expense	$61,326	$5,366	10%	$55,960	$2,307	4%	$53,653

Total non-interest expense increased $5.4 million, or 10%, in 2004. In 2003, total non-interest expense, excluding net gain or cost of other real estate owned (REO), increased $603,000 or 1%. The increases in 2004 included costs related to documentation compliance with internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes). The Company incurred Sarbanes expenses of $1.0 million in 2004, excluding Sarbanes audit expenses. These expenses should continue at a much lower level in future years as requirements are implemented. In addition, the Company incurred higher expenses during the fourth quarter 2004 due to the purchase of the Bank of Astoria and the expansion of the Company’s King County team with the addition of nine experienced bankers from the Washington Mutual Bank discontinued business banking operation. During 2002 the Company realized net gains on REO properties of $1.6 million, primarily due to a $1.2 million lease termination payment and a $541,000 gain on the sale of the same property.

Management’s ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The Company calculates its efficiency ratio on a tax equivalent basis and excludes certain income and expense, such as gains/losses on investment securities and net cost (gain) of REO. For the years ended 2004 and 2003, the Company’s efficiency ratio was 63.20% and 62.86%, respectively. The Company’s efficiency ratio increased slightly in 2004 over 2003 primarily due to Sarbanes expenditures. Excluding Sarbanes implementation expenditures, the Company’s pro forma efficiency ratio was 62.12% in 2004 compared to 62.86% in 2003. The Company is committed to controlling and managing expenses. Economic conditions within its markets and the depressed interest rates during the past three years have adversely impacted the Company’s ability to realize significant improvement of its efficiency ratio. Continued improvement of the efficiency ratio will depend on the Bank’s ability to grow the loan portfolio, increases in interest rates, growth of noninterest income and continued expense control.

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 17 and Note 7 to the consolidated financial statements.

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

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	December 31,
	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total
	(in thousands)
Commercial business	$488,157	35.9%	$381,658	35.4%	$460,169	39.1%	$466,638	39.9%	$496,125	41.6%
Real estate:
One-to-four family residential	49,580	3.7	47,430	4.4	50,119	4.3	52,852	4.5	55,922	4.7
Commercial and five or more family residential properties	595,775	43.8	472,836	43.8	447,662	38.1	432,419	37.0	428,884	36.0

Total real estate	645,355	47.5	520,266	48.2	497,781	42.4	485,271	41.5	484,806	40.7
Real estate construction:
One-to-four family residential	26,832	2.0	15,577	1.4	17,968	1.5	20,693	1.8	33,548	2.8
Commercial and five or more family residential properties	70,108	5.1	58,998	5.5	93,490	7.9	91,080	7.7	74,451	6.3

Total real estate construction	96,940	7.1	74,575	6.9	111,458	9.4	111,773	9.5	107,999	9.1

Consumer	132,130	9.7	104,240	9.7	109,070	9.3	109,845	9.4	106,633	8.9

Subtotal	1,362,582	100.2	1,080,739	100.2	1,178,478	100.2	1,173,527	100.3	1,195,563	100.3
Less deferred loan fees and other	(2,839)	(0.2)	(2,437)	(0.2)	(2,625)	(0.2)	(2,894)	(0.3)	(3,043)	(0.3)

Total loans	$1,359,743	100.0%	$1,078,302	100.0%	$1,175,853	100.0%	$1,170,633	100.0%	$1,192,520	100.0%

Loans held for sale	$6,019		$10,640		$22,102		$29,364		$14,843

Total loans (excluding loans held for sale) at December 31, 2004, increased $281.4 million, or 26%, from year-end 2003. Commercial real estate and commercial business loans contributed a majority of the increase combined with increases in all categories.

Commercial Loans:    Commercial loans increased $106.5 million, or 28%, to $488.2 million from year-end 2003, representing 36% of total loans compared with 35% of total loans at December 31, 2003. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes that increases in commercial lending during 2004 were due to increased confidence of business owners as the economy improved during the year. The Company expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans:    Residential one-to-four family loans increased $2.2 million to $49.6 million at December 31, 2004, representing 4% of total loans compared with a $2.7 million decrease to $47.4 million at December 31, 2003, representing 4% of total loans. These loans are used by the Company to collateralize advances from the Federal Home Loan Bank (“FHLB”). The Company’s underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, management’s policy is to originate for sale to third parties residential loans secured by properties located within the Company’s primary market areas. The Company may retain larger percentages of such originated loans as market conditions dictate.

Commercial and five or more family residential real estate loans increased $122.9 million, or 26%, to $595.8 million at December 31, 2004, representing 44% of total loans from $472.8 million at December 31, 2003, representing 44% of total loans. Commercial and five or more family residential real estate loans reflect a mix of owner occupied and income property transactions. Generally, these loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans:    The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $11.3 million to $26.8 million at December 31, 2004, representing 2% of total loans, from $15.6 million representing 1% of total loans at December 31, 2003. Commercial and five or more family residential real estate construction loans increased $11.1 million to $70.1 million at December 31, 2004, representing 5% of total loans, from $59.0 million, representing 5% of total loans, at December 31, 2003. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans:    At December 31, 2004, the Company had $132.1 million of consumer loans outstanding, representing 10% of total loans as compared with $104.2 million of consumer loans outstanding, and 10% of total loans, at December 31, 2003. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous personal loans.

Foreign Outstanding:    The Company is not involved with loans to foreign companies and foreign countries.

Loan Maturities:    The following table presents, (i) the aggregate maturities of loans in each major reportable category named below of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans.

	Maturing
As of December 31, 2004	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$260,241	$159,843	$68,073	$488,157
Real estate construction	46,357	13,953	36,630	96,940

Total	$306,598	$173,796	$104,703	$585,097

Fixed rate loans	$11,829	$54,121	$24,127	$90,077
Variable rate loans	294,769	119,675	80,576	495,020

Total	$306,598	$173,796	$104,703	$585,097

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

Total nonperforming assets totaled $9.1 million, or 0.42% of period-end assets at December 31, 2004, compared to $15.4 million, or 0.88% of period-end assets at December 31, 2003.

The following table sets forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans of the Company:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Nonaccrual:
Commercial business	$6,587	$9,987	$13,767	$15,393	$11,091
Real Estate
One-to-four family residential	375	365	139	356	410
Commercial and five or more family residential real estate	440	1,245	1,842	1,415	541
Real Estate Construction
One-to-four family residential		663	920	237
Commercial and five or more family residential real estate					157
Consumer	820	995	250	234	307

Total nonaccrual loans	8,222	13,255	16,918	17,635	12,506
Restructured:
Commercial business	227
One-to-four family residential construction			187	716	1,136

Total restructured loans	227		187	716	1,136

Total nonperforming loans	8,449	13,255	17,105	18,351	13,642
Real estate owned	680	1,452	130	197	1,291
Other personal property owned		691	916

Total nonperforming assets	$9,129	$15,398	$18,151	$18,548	$14,933

Accruing loans past-due 90 days or more	$4	$4	$7

Potential problem loans	$2,321	$1,342	$2,818	$4,746	$1,631
Allowance for loan losses	19,881	20,261	19,171	14,734	18,791
Allowance for loan losses to year-end loans	1.46%	1.88%	1.63%	1.26%	1.58%
Allowance for loan losses to nonperforming loans	235.31%	152.86%	112.08%	80.29%	137.74%
Nonperforming loans to year-end loans	0.62%	1.23%	1.45%	1.57%	1.14%
Nonperforming assets to year-end assets	0.42%	0.88%	1.07%	1.24%	1.00%

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

Nonperforming loans were $8.4 million or 0.62% of total loans (excluding loans held for sale) at December 31, 2004, compared to $13.3 million, or 1.23% of total loans (excluding loans held for sale) at December 31, 2003. Nonaccrual loans decreased $5.0 million, or 38% from year-end 2003 to $8.2 million at December 31, 2004, as several loans were either paid, returned to accrual status, or were uncollectible. At December 31, 2004 and 2003 the nonaccrual balance was comprised of several loans secured by real estate or other collateral.

Nonaccrual loans and other nonperforming assets are centered in a number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially, all nonperforming loans are to borrowers within Washington state.

Real Estate Owned:    Real estate owned (REO), which is comprised of property from foreclosed real estate loans, decreased $772,000 to $680,000 at December 31, 2004 compared to an increase of $1.3 million to $1.5 million at December 31, 2003. During 2004, there were no foreclosures and additions to REO, recoveries of previously charged-off balances totaled $245,000 and write-downs on two loans collateralized by real estate totaled $77,000. During the year, the Company completed the sale of $449,000 of foreclosed properties for net losses of $13,000. At December 31, 2004, REO consisted of two foreclosed properties.

Other Personal Property Owned:    Other personal property owned (OPPO) is comprised of other, non-real estate property from foreclosed loans. During 2004 there were no foreclosures, additions or charge-offs of OPPO. The personal property included in the outstanding balance at December 31, 2003, $691,000, was sold during 2004.

Potential Problem Loans:    Potential problem loans are loans which are currently performing and are not nonaccrual, restructured or impaired loans, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $2.3 million at year-end 2004 and $1.3 million at year-end 2003. The majority of potential problem loans as of year-end 2004 are supported by Small Business Administration or other government guarantees which was not the case for the year-end 2003.

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

At December 31, 2004, the Company’s allowance for loan losses was $19.9 million, or 1.46% of total loans (excluding loans held for sale), 235% of nonperforming loans, and 218% of nonperforming assets. This compares with an allowance of $20.3 million, or 1.88% of the total loan portfolio, excluding loans held for sale, 153% of nonperforming loans, and 132% of nonperforming assets at December 31, 2003. The Company allocated $995,000, $2.9 million and $15.8 million to its provision for loan losses during 2004, 2003 and 2002, respectively. The decreasing trend in the provision for loan losses is due to improved credit quality as reflected in declines in nonperforming assets in relation to total loans outstanding.

During 2004, net charge-offs totaled $2.7 million compared to net charge-offs of $1.8 million in 2003. The net charge-offs during 2004 were comprised of several loans. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2004 and 2003 were 23 and 16 basis points, respectively, an increase of 7 basis points.

The Company has used the same methodology for allowance calculations in years 2004, 2003 and 2002. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. There were no significant changes during 2004 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance.

The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures improved during 2004 and are some of the strongest in the Company’s history. Management carefully monitors the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of net losses by loan type for the last five years.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Total loans, net at end of period (1)	$1,359,743	$1,078,302	$1,175,853	$1,170,633	$1,192,520
Daily average loans	1,186,506	1,128,941	1,183,922	1,218,906	1,149,013

Balance of allowance for loan losses at beginning of period	$20,261	$19,171	$14,734	$18,791	$9,967
Balance acquired through acquisition	1,367
Charge-offs
Commercial business	(2,490)	(2,210)	(6,870)	(9,681)	(1,448)
Real Estate:
One-to-four family residential		(1)	(6)
Commercial and 5 or more family residential properties			(3,500)	(11)
Real Estate Construction:
One-to-four family residential construction		(26)	(855)	(109)	(21)
Commercial real estate	(260)
Consumer	(291)	(315)	(857)	(247)	(309)

Total charge-offs	(3,041)	(2,552)	(12,088)	(10,048)	(1,778)

Recoveries
Commercial business	124	728	158	138	756
Real Estate:
One-to-four family residential	1		23
Commercial and 5 or more family residential properties			3
Real Estate Construction:
One-to-four family residential construction	25	5	538		8
Consumer	149	59	23	53	38

Total recoveries	299	792	745	191	802

Net charge-offs	(2,742)	(1,760)	(11,343)	(9,857)	(976)
Provision charged to expense	995	2,850	15,780	5,800	9,800

Balance of allowance for loan losses at end of period	$19,881	$20,261	$19,171	$14,734	$18,791

Net charge-offs to average loans outstanding	0.23%	0.16%	0.96%	0.81%	0.08%
Allowance for loan losses to total loans (1)	1.46%	1.88%	1.63%	1.26%	1.58%
Allowance for loan losses to nonperforming loans	235.31%	152.86%	112.08%	80.29%	137.74%

(1)	Excludes loans held for sale

Loan Loss Allowance Allocation

The table below shows the allocation of the allowance for loan losses for the last five years. The allocation is based on an evaluation of loan problems, historical ratios of loan losses, and other factors, which may affect future loan losses in the categories of loans shown.

	December 31,
	2004		2003		2002		2001		2000
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(in thousands)
Commercial business	$10,222	35.9%	$12,980	35.4%	$13,159	39.1%	$11,254	39.9%	$15,756	41.3%
Real estate and construction:
One-to-four family residential	678	5.7	895	5.8	503	5.8	779	6.3	759	7.5
Commercial and five or more family residential properties	7,995	48.8	5,109	49.1	4,577	45.8	1,834	44.4	1,905	42.3
Consumer	986	9.7	1,277	9.7	932	9.3	867	9.4	371	8.9

Total	$19,881	100.0%	$20,261	100.0%	$19,171	100.0%	$14,734	100.0%	$18,791	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Securities

The Company’s securities (securities available for sale and securities held to maturity) increased by $118.3 million to $632.0 million from year-end 2003 to year-end 2004. Purchases during 2004 totaled $187.8 million while maturities and prepayments totaled $82.2 million compared to purchases of $416.8 million and maturities and prepayments of $208.4 million during 2003. The Company sold $33.6 million of securities for net realized losses of $6,000 during 2004, as compared to $12.0 million of securities sold for net realized gains of $222,000 during 2003. At December 31, 2004 mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 57% of the investment portfolio, state and municipal securities were 17%, and U.S. government agency securities were 26%. All of the Company’s MBS and CMO holdings are agency backed. The average duration of the total securities portfolio was 5 years, 4 months at December 31, 2004.

During the first half of 2004 and all of 2003, the Company grew its investment securities portfolio in response to increased deposits coupled with soft loan demand. Approximately 57% of the investment portfolio consists of agency issued MBS and CMO securities with an aggregate average life of 4 years and 2 months. The investment strategy is designed to provide an investment return on low risk, liquid, shorter-term investments in anticipation of improving economic conditions over the next several years. As loan demand and growth returns to the Company’s markets, the run-off of the mortgage-backed securities portfolio will fund higher yielding loan growth. The Company feels that this strategy employs effective use of funds, provides acceptable yields, and minimizes interest rate risk if rates begin to rise.

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

Premises and Equipment

In 2004, fixed assets decreased $5.9 million from 2003. The net change includes purchases of $6.6 million, sales and disposals of $8.9 million and depreciation expense of $3.6 million, which includes $3.7 million acquired from Astoria. The Company’s capital expenditures in 2005 are anticipated to be approximately $3.0 million primarily for new furniture, equipment, and software. During 2004, the Company sold its Broadway and

Longview locations. The Company continues to occupy portions of the locations through various operating leases. Due to the lease-back, the resulting gain on the sale was deferred and is being amortized over the life of the leases. See Note 8 to the consolidated financial statements.

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company increased average deposits by 14% in 2004, compared to 9% growth in 2003, as it continued its focus on increasing average deposits through core deposit growth. Average core deposits which include interest and non-interest bearing demand, money market, and savings accounts, increased by $221.4 million, or 22%, to $1.24 billion in 2004 from $1.02 billion in 2003. Average interest bearing and noninterest-bearing demand deposits increased 14% and 16%, respectively, in 2004 and increased 7% and 17%, respectively, in 2003. Average CD’s decreased $14.1 million, or 3% during 2004. Because of uncertain market and economic conditions, rather than renew maturing CD’s, many customers chose to move funds into a core deposit account or withdraw funds. At year-end 2004 total deposits increased $319.4 million to $1.86 billion compared with $1.54 billion at December 31, 2003, the increase includes the Astoria acquisition. During 2004 there was a continued shift in the deposit mix as year-end core deposits increased $284.0 million, or 26%, while CD’s decreased $35.3 million, or 8%, compared with deposit totals at December 31, 2003.

Average deposits and weighted average interest rates for each major category are summarized in the following table:

	Years ended December 31,
	2004		2003		2002		2001		2000
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(in thousands)
Demand and other non-interest bearing	$349,669		$302,736		$258,635		$226,966		$207,812
Interest bearing demand (1)	796,124	0.72%	638,097	0.85%	562,622	1.38%	439,916	2.67%	399,561	3.42%
Savings	92,743	0.35%	76,293	0.48%	63,750	0.93%	51,380	1.43%	46,722	2.01%
Certificates of deposit	451,977	2.32%	466,047	2.69%	475,961	3.44%	563,486	5.55%	543,558	6.08%

Total interest-bearing deposits	1,340,844	1.23%	1,180,437	1.55%	1,102,333	2.24%	1,054,782	4.15%	989,841	4.82%

Total average deposits	$1,690,513		$1,483,173		$1,360,968		$1,281,748		$1,197,653

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts

As equity markets improve, the Company anticipates that some of the deposit growth that occurred during the past couple of years may eventually be deployed elsewhere as customers regain confidence in those markets. At the same time, the Company anticipates growing its deposits through new customers and its current customer base as business and individual prosperity improves during the economic recovery.

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. The Company’s use of brokered and other wholesale deposits decreased in 2004. In the future, management anticipates continuing use of such deposits to fund loan demand or treasury functions. Brokered and other wholesale deposits (excluding public deposits) decreased $5.2 million to $11.0 million, or 0.59% of total deposits at December 31, 2004 compared to $16.3 million, or 1.1% of total deposits at December 31, 2003.

Brokered and other wholesale deposits are summarized below. The average interest rate for these deposits was 3.76% and 4.64% at December 31, 2004 and 2003, respectively.

	December 31,
	2004		2003
Amount maturing:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(in thousands)
Due through 1 year			$5,071	0.33%
Over 3 through 5 years	$11,022	0.59%	6,289	0.40
Over 5 through 10 years			4,892	0.32

Total brokered and other wholesale deposits	$11,022	0.59%	$16,252	1.05%

For information regarding maturities of CD’s greater than $100,000 please see Note 10 to the consolidated financial statements.

Borrowings

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 5.74% at December 31, 2004. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 consolidated balance sheet and the Company’s related investment in the Trust was recorded in “other assets” on the consolidated balance sheets.

Additionally, The Company has a $12.5 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2004, the outstanding balance was $2.5 million with an interest rate of 4.10%. There was no balance outstanding at December 31, 2003. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance. See Note 11 to the consolidated financial statements.

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of long-term borrowings as well as short-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At December 31, 2004, the Company had FHLB advances of $68.7 million at an average interest rate of 2.34%. At December 31, 2004 the maximum borrowing line from the FHLB based on available collateral was $467.7 million. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The details of short-term borrowings are as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Short-term borrowings
Balance at year-end	$68,700	$16,500	$46,470
Average balance during the year	20,675	26,681	35,977
Maximum month-end balance during the year	68,700	79,100	72,026
Weighted average rate during the year	1.79%	1.36%	2.27%
Weighted average rate at December 31,	2.34	1.10	2.34

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company.

	Payments due within time period at December 31, 2004
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,367	$6,202	$5,092	$14,289	$28,950
Capital lease	154	270			424
FHLB advances	68,700				68,700
Other borrowings		2,500			2,500
Long-term subordinated debt				22,246	22,246

Total	$72,221	$8,972	$5,092	$36,535	$122,820

At December 31, 2004, the Company had commitments to extend credit of $588.2 million compared to $375.7 million at December 31, 2003. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

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

The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines further provide that in the event of an increase in interest rate risk beyond pre-established limits, management will consider steps to reduce interest rate risk to acceptable levels.

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

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts in the table are derived from the Company’s internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

	Estimated Maturity or Repricing
December 31, 2004	0-3 months	4-12 months	Over 1 through 5 years	Over 5 through 10 years	More than 10 years	Total
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$369					$369
Securities	14,822	$13,257	$443,467	$61,801	$109,412	642,759
Loans:
Business and commercial real estate	492,346	59,720	281,698	54,124	48,913	936,801
One-to-four family and owner-occupied residential real estate	91,955	30,280	151,388	8,760	9,481	291,864
Consumer	79,204	3,554	20,660	7,849	16,531	127,798

Total interest-earning assets	678,696	106,811	897,213	132,534	184,337	1,999,591

Noninterest-earning assets	148	8,843	1,594		167,374	177,959

Total assets	$678,844	$115,654	$898,807	$132,534	$351,711	$2,177,550

Percent of total interest-earning assets	33.94%	5.34%	44.87%	6.63%	9.22%	100.00%

Interest-Bearing Liabilities
Deposits:
Money market checking	$184,351	$184,351	$184,351		$48,827	$601,880
Interest-bearing demand	49,860		199,440		32,541	281,841
Savings accounts	32,280	308		$31,586	42,173	106,347
Time certificates of deposit	164,158	125,919	193,822	3	10	483,912
FHLB advances	68,700					68,700
Other borrowings	2,500					2,500
Long-term subordinated debt	22,246					22,246

Total interest-bearing liabilities	524,095	310,578	577,613	31,589	123,551	1,567,426
Noninterest-bearing liabilities and equity	292,848		73,212		244,064	610,124

Total liabilities and equity	$816,943	$310,578	$650,825	$31,589	$367,615	$2,177,550

Interest-bearing liabilities as a percent of total interest-earning assets	26.21%	15.53%	28.89%	1.58%	6.18%	78.39%

Rate sensitivity gap	$154,601	$(203,767)	$319,600	$100,945	$60,786	$432,165
Cumulative rate sensitivity gap	154,601	(49,166)	270,434	371,379	432,165

Rate sensitivity gap as a percentage of interest-earning assets	7.73%	(10.19)%	15.98%	5.05%	3.04%	21.61%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	7.73%	(2.46)%	13.52%	18.57%	21.61%

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

Based on the results of the simulation model as of December 31, 2004, the Company would expect an increase in net interest income of $602,528 and a decrease of $277,392 if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a twelve-month period. Based on the results of the simulation model as of December 31, 2003, the Company would expect an increase in net interest income of $24,000 and a decrease of $148,000 if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag changes in loan rates.

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and changes in interest rates for the Company. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	2004 Compared to 2003 Increase (Decrease) Due to			2003 Compared to 2002 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans: (1)
Commercial business	$(536)	$1,686	$1,150	$(2,244)	$(3,491)	$(5,735)
One-to-four family residential	(203)	(59)	(262)	(321)	(896)	(1,217)
Commercial and five or more family residential properties	5,660	(7,586)	(1,926)	(201)	(1,926)	(2,127)
Consumer	850	(331)	519	(504)	(993)	(1,497)

Total loans	5,771	(6,290)	(519)	(3,270)	(7,306)	(10,576)
Securities (TE)	6,246	868	7,114	4,711	(1,901)	2,810
Interest-earning deposits with banks	176	16	192	(120)	(107)	(227)

Total interest revenue (TE)	$12,193	$(5,406)	$6,787	$1,321	$(9,314)	$(7,993)

Interest Expense
Deposits:
Certificates of deposit	$(369)	$(1,654)	$(2,023)	$(335)	$(3,518)	$(3,853)
Savings accounts	151	(198)	(47)	155	(378)	(223)
Interest-bearing demand	798	(495)	303	1,256	(3,616)	(2,360)

Total interest on deposits	580	(2,347)	(1,767)	1,076	(7,512)	(6,436)
FHLB advances	(330)	48	(282)	(859)	(434)	(1,293)
Long-term subordinated debt & trust preferred obligations	3	82	85	4	(148)	(144)
Other borrowings	0	54	54

Total interest expense	$253	$(2,163)	$(1,910)	$221	$(8,094)	$(7,873)

TE =	Taxable Equivalent
(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million in 2004, $2.4 million in 2003, and $1.9 million in 2002.

As evidenced by the table presented above, the increase in interest revenue during 2004, as compared to 2003, is due to the Company’s increased investment in available-for-sale securities. The decrease in interest expense during 2004, as compared to 2003, is due to lower rates on deposits.

Income Tax

For the years ending December 31, 2004, 2003, and 2002, the Company recorded income tax provisions of $9.4 million, $8.3 million, and $4.0 million, respectively. The effective tax rate was 29% in 2004, 30% in 2003 and 27% in 2002. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, see Note 12 to the consolidated financial statements.

Capital

The Company’s shareholders’ equity increased to $203.2 million at December 31, 2004, from $150.4 million at December 31, 2003. The increase is due primarily to the issuance of stock as part of the purchase of Astoria on October 1, 2004, and net income for the year of $22.5 million. Shareholders’ equity was 9.33% and 8.62% of total assets at December 31, 2004 and 2003.

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

The Company and its subsidiaries qualify as “well-capitalized” at December 31, 2004 and 2003.

						Requirements
	Company		Columbia Bank		Astoria (1)	Adequately capitalized	Well- capitalized
	2004	2003	2004	2003	2004
Total risk-based capital ratio	12.99%	14.49%	12.68%	14.02%	13.28%	8%	10%

Tier 1 risk-based capital ratio	11.75%	13.24%	11.43%	12.77%	12.15%	4%	6%

Leverage ratio	8.99%	10.03%	8.83%	9.69%	10.30%	4%	5%

(1)	Purchase of Astoria finalized on October 1, 2004.

Cash Dividends:    On January 29, 2004, the Company declared a quarterly cash dividend of $0.05 per share, payable on February 25, 2004, to shareholders of record at the close of business February 11, 2004. On April 28, 2004, the Company declared a quarterly cash dividend of $0.07 per share payable on May 26, 2004, to shareholders of record as of May 12, 2004. On July 29, 2004, the Company declared a quarterly dividend of $0.07 per share payable on August 25, 2004, to shareholders of record as of August 11, 2004. On October 28, 2004, the Company declared a quarterly cash dividend of $0.07 per share payable on November 24, 2004, to shareholders of record as of November 10, 2004. Subsequent to year-end, the Company declared a quarterly cash dividend of $0.07 per share, payable on February 23, 2005, to shareholders of record at the close of business February 9, 2005.

The Company paid its first cash dividend of $0.05 per share on May 12, 2003 to shareholders of record at the close of business May 7, 2003. Cash dividends of $0.05 per share were also paid on August 21 and November 19, 2003 to shareholders of record at the close of business on August 7, 2003 and November 5, 2003.

Stock Dividends:    On April 28, 2004, the Company declared a 5% stock dividend payable on May 26, 2004, to shareholders of record as of May 12, 2004.

On April 2, 2002, the Company declared a 5% stock dividend payable on April 30, 2002 to shareholders of record as of April 16, 2002. On May 15, 2001, the Company declared a 10% stock dividend payable on June 12, 2001, to shareholders of record on May 29, 2001. Average shares outstanding and net income per share for all periods presented have been retroactively adjusted to give effect to these transactions.

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

Business Segment Information

Within Washington State, the Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. In Oregon, the Company operates as one segment through the Astoria banking subsidiary. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk. For financial highlights by lines of business, see Note 18 to the consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

SUMMARY OF QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for the years ended December 31, 2004 and 2003 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2004
Total interest income	$21,129	$21,218	$21,937	$25,782	$90,066
Total interest expense	4,257	4,242	4,370	5,254	18,123

Net interest income	16,872	16,976	17,567	20,528	71,943
Provision for loan losses	300		250	445	995
Noninterest income	5,114	5,871	5,336	5,923	22,244
Noninterest expense	14,349	15,179	15,061	16,737	61,326

Income before income tax	7,337	7,668	7,592	9,269	31,866
Provision for income tax	2,186	2,254	2,109	2,804	9,353

Net income	$5,151	$5,414	$5,483	$6,465	$22,513

Net income per common share:
Basic	$0.36	$0.38	$0.38	$0.42	$1.55
Diluted	0.36	0.37	0.38	0.41	1.52

2003
Total interest income	$21,780	$21,479	$20,032	$20,609	$83,900
Total interest expense	5,761	5,365	4,543	4,364	20,033

Net interest income	16,019	16,114	15,489	16,245	63,867
Provision for loan losses	1,600	1,000	250		2,850
Noninterest income	5,553	5,735	6,032	5,464	22,784
Noninterest expense	13,694	14,044	14,291	13,931	55,960

Income before income tax	6,278	6,805	6,980	7,778	27,841
Provision for income tax	1,847	2,040	2,085	2,347	8,319

Net income	$4,431	$4,765	$4,895	$5,431	$19,522

Net income per common share:
Basic	$0.32	$0.34	$0.35	$0.39	$1.39
Diluted	0.31	0.34	0.34	0.38	1.37

QUARTERLY COMMON STOCK PRICES AND DIVIDEND PAYMENTS

The Company’s common stock trades on the Nasdaq Stock Market under the symbol COLB. Price information generally appears daily in the Nasdaq National Market Issues section of The Wall Street Journal and in most major Pacific Northwest metropolitan newspapers. On December 31, 2004, the last sale price for the Company’s stock in the over-the-counter market was $24.99.

During 2004, the Company declared and paid quarterly cash dividends totaling $0.26 as follows; $0.05 for the fourth quarter of 2003, $0.07 for the first quarter of 2004, $0.07 for the second quarter of 2004 and $0.07 for the third quarter of 2004. Additionally, the Company declared and paid a 5% stock dividend for the first quarter of 2004. In April 2003, the Company declared and paid its first quarterly cash dividend of $0.05 per share. During 2003, the Company declared and paid two additional quarterly cash dividends of $0.05 per share for a total of $0.15 per share for year 2003.

The Company does intend to retain earnings sufficient to support anticipated growth. Please refer to the “Capital” section of the “Management Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 14 to the consolidated financial statements, contained elsewhere in this report, for regulatory capital requirements and restrictions on dividends to shareholders.

At January 31, 2005, the number of shareholders of record was 1,494. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following are high and low sales prices as reported in Nasdaq according to information furnished by the National Association of Securities Dealers. Prices do not include retail mark-ups, mark-downs or commissions.

2004	High	Low
First quarter (1)	$26.72	$20.11
Second quarter	26.73	20.28
Third quarter	25.32	20.40
Fourth quarter	26.92	22.73
For the year	26.92	20.11

2003	High	Low
First quarter (1)	$13.76	$11.97
Second quarter (1)	18.10	12.95
Third quarter (1)	18.10	16.29
Fourth quarter (1)	21.33	16.77
For the year	21.33	11.97

(1)	Restated for a 5% stock dividend paid on May 26, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Year Ended December 31, 2004
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	696,518	$13.35	164,202
Equity compensation plans not approved by security holders	0	0	0

(1)	Consists of shares that are subject to outstanding options.
(2)	Includes shares available for future issuance under the stock option plans and 28,936 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2004.

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

Federal Bank Holding Company Regulation

General.    The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with the Federal Reserve and must provide it with such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Transactions with Affiliates.    Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from its banking subsidiaries for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Banks.    Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its banking subsidiaries. This means that the Company is required to commit, as necessary, resources to support its banking subsidiaries. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Federal and State Regulation of Columbia State Bank and Bank of Astoria

General.    The deposits of Columbia Bank, a Washington chartered commercial bank and Astoria, an Oregon chartered commercial bank, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. Astoria is primarily regulated by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

Regulation of Management.    Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

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

Deposit Insurance

The Company’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of the Company’s cash reserves is dividends received from its banking subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

Regulatory Capital Guidelines.    Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.    Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus, undivided profits, and trust preferred obligations. Tier II capital generally consists of the allowance for loan losses and hybrid capital instruments. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense as a result of the Act, including ongoing compliance with Section 404, but we do not expect that such compliance will have a material impact on our business.

Anti-terrorism Legislation

USA Patriot Act of 2001.    The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is intended to combat terrorism. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. No changes occurred since the quarter ended September 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, The internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements. Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected on a timely basis.

The Bank of Astoria, which was acquired during the fourth quarter of 2004, was not included in the internal control assessment performed by management. Because the acquisition of Bank of Astoria was consummated on October 1, 2004, it was not practicable to conduct an assessment of Bank of Astoria’s internal control over financial reporting in the period between that date and December 31, 2004. As a result, Bank of Astoria was not included in management’s assessment, as allowed under applicable guidance of the SEC. Bank of Astoria represents approximately 9% of the Company’s total consolidated assets and 2% of interest income.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2004.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Columbia Banking System, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Bank of Astoria, which was acquired on October 1, 2004 and whose financial statements reflect total assets and interest income constituting approximately 9 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Bank of Astoria. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington

March 9, 2005

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2004	2003	2002
	(in thousands except per share)
Interest Income
Loans	$68,908	$69,427	$80,003
Securities available for sale	20,718	14,166	11,606
Securities held to maturity	103	162	214
Deposits in other banks	337	145	372

Total interest income	90,066	83,900	92,195
Interest Expense
Deposits	16,537	18,304	24,740
Federal Home Loan Bank advances	370	652	1,945
Long-term obligations	1,162	1,077	1,221
Other borrowings	54

Total interest expense	18,123	20,033	27,906

Net Interest Income	71,943	63,867	64,289
Provision for loan losses	995	2,850	15,780

Net interest income after provision for loan losses	70,948	61,017	48,509
Noninterest Income
Service charges and other fees	10,547	10,072	8,783
Mortgage banking	1,806	3,746	3,411
Merchant services fees	7,259	6,108	4,852
(Loss) gain on sale of securities available for sale, net	(6)	222	610
Bank owned life insurance (BOLI)	1,318	1,539	1,294
Other	1,320	1,097	1,100

Total noninterest income	22,244	22,784	20,050
Noninterest Expense
Compensation and employee benefits	32,228	29,657	28,964
Occupancy	8,437	8,728	8,249
Merchant processing	2,984	2,461	2,015
Advertising and promotion	2,002	1,745	1,867
Data processing	2,319	1,918	1,792
Legal and professional services	3,312	1,831	2,382
Taxes, licenses and fees	1,635	1,670	1,777
Net (gain) cost of other real estate owned	(13)	139	(1,565)
Other	8,422	7,811	8,172

Total noninterest expense	61,326	55,960	53,653

Income before income taxes	31,866	27,841	14,906
Provision for income taxes	9,353	8,319	4,021

Net Income	$22,513	$19,522	$10,885

Net Income Per Common Share:
Basic	$1.55	$1.39	$0.79
Diluted	1.52	1.37	0.78
Dividends paid per common share	0.26	0.15
Average number of common shares outstanding	14,558	14,039	13,823
Average number of diluted common shares outstanding	14,816	14,215	13,984

See accompanying notes to the consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2004	2003
			(in thousands)
ASSETS
Cash and due from banks			$54,287	$49,685
Interest-earning deposits with banks			369	949

Total cash and cash equivalents			54,656	50,634
Securities available for sale at fair value (amortized cost of $627,519 and $509,989, respectively)			628,897	509,200
Securities held to maturity (fair value of $3,199 and $4,708, respectively)			3,101	4,548
Federal Home Loan Bank stock at cost			10,761	10,116
Loans held for sale			6,019	10,640
Loans, net of deferred loan fees of $2,839 and $2,437, respectively			1,359,743	1,078,302
Less: allowance for loan losses			19,881	20,261

Loans, net			1,339,862	1,058,041
Interest receivable			9,582	6,640
Premises and equipment, net			44,774	50,692
Real estate owned			680	1,452
Goodwill			29,723	21
Other			49,495	42,363

Total Assets			$2,177,550	$1,744,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$392,173	$317,721
Interest-bearing			1,471,855	1,226,905

Total deposits			1,864,028	1,544,626
Federal Home Loan Bank advances			68,700	16,500
Other borrowings			2,500
Long-term subordinated debt			22,246	22,180
Other liabilities			16,922	10,669

Total liabilities			1,974,396	1,593,975
Commitments and contingent liabilities (Note 16)
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding
December 31,
	2004	2003
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	15,594	14,105	159,693	112,675
Retained earnings			42,552	38,210
Accumulated other comprehensive income (loss)—
Unrealized gains (losses) on securities available for sale, net of tax			909	(513)

Total shareholders’ equity			203,154	150,372

Total Liabilities and Shareholders’ Equity			$2,177,550	$1,744,347

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2002	13,867	$101,892	$17,779	$(705)	$118,966
Comprehensive income:
Net income			10,885
Reclassification of net gains on securities available for sale included in net income, net of tax of $213				(397)
Unrealized gains on securities available for sale, net of tax of $949				1,762
Total comprehensive income					12,250
Issuance of stock under stock option and other plans	109	1,168			1,168
Issuance of shares of common stock—5% stock dividend		7,968	(7,968)

Balance at December 31, 2002	13,976	111,028	20,696	660	132,384
Comprehensive income:
Net income			19,522
Reclassification of net gains on securities available for sale included in net income, net of tax of $78				(144)
Unrealized losses on securities available for sale, net of tax of $554				(1,029)
Total comprehensive income					18,349
Issuance of stock under stock option and other plans	129	1,647			1,647
Cash dividends paid on common stock			(2,008)		(2,008)

Balance at December 31, 2003	14,105	112,675	38,210	(513)	150,372

Comprehensive income:
Net income			22,513
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4
Unrealized gains on securities available for sale, net of tax of $743				1,418
Total comprehensive income					23,935
Issuance of stock under stock option and other plans	211	3,252			3,252
Issuance of stock in acquisition	1,278	29,305			29,305
Issuance of shares of common stock—5% stock dividend		14,461	(14,461)
Cash dividends paid on common stock			(3,710)		(3,710)

Balance at December 31, 2004	15,594	$159,693	$42,552	$909	$203,154

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(in thousands)
Operating Activities
Net income	$22,513	$19,522	$10,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	995	2,850	15,780
Deferred income tax (benefit) expense	926	(508)	(1,235)
(Gains) losses on real estate owned and other personal property owned	(33)	68	(440)
Depreciation, amortization & accretion	9,260	10,204	4,700
Net realized gains on sale of assets	(48)	(243)	(634)
Decrease in loans held for sale	4,621	11,462	7,262
(Increase) decrease in interest receivable	(2,942)	70	(305)
Increase (decrease) in interest payable	45	(1,114)	(2,654)
Stock dividends from FHLB stock	(386)	(409)	(566)
Net changes in other assets and liabilities	591	(3,021)	(7,475)

Net cash provided by operating activities	35,542	38,881	25,318
Investing Activities
Proceeds from sales of securities available for sale (“AFS”)	19,562	3,236	18,089
Proceeds from maturities of securities AFS	2,186	3,142	466
Purchase of securities AFS	(143,006)	(56,159)	(25,449)
Proceeds from sales of mortgage-backed securities AFS	13,993	8,743
Proceeds from maturities of mortgage-backed securities AFS	78,524	203,634	44,209
Purchase of mortgage-backed securities AFS	(44,761)	(360,610)	(214,388)
Proceeds from maturities of securities held to maturity	1,448	1,647	1,663
Loans originated and acquired, net of principal collected	(179,898)	94,532	(22,873)
Purchases of premises and equipment	(2,385)	(1,920)	(4,510)
Proceeds from disposal of premises and equipment	10,231	281	63
Purchase of subsidiary, net of cash acquired	(9,503)
Proceeds from sale of real estate owned and other personal property owned	1,532	2,536	7,799

Net cash used by investing activities	(252,077)	(100,938)	(194,931)
Financing Activities
Net increase in deposits	170,917	57,473	180,403
Net increase in other borrowings	2,500
Proceeds from FHLB advances	538,750	107,400	110,500
Repayment of FHLB advances	(491,050)	(137,370)	(104,030)
Cash dividends paid on common stock	(3,710)	(2,008)
Proceeds from issuance of common stock, net	3,252	1,647	1,168
Other, net	(102)	66	66

Net cash provided by financing activities	220,557	27,208	188,107

Increase (decrease) in cash and cash equivalents	4,022	(34,849)	18,494
Cash and cash equivalents at beginning of year	50,634	85,483	66,989

Cash and cash equivalents at end of year	$54,656	$50,634	$85,483

Supplemental information:
Cash paid for interest	$18,077	$21,147	$30,560
Cash paid for income taxes	8,623	7,562	4,359
Noncash investing and financing activities:
Loans foreclosed and transferred to real estate owned or other personal property owned	36	3,701	8,208
Purchase of equipment under capital lease	465
Deferred gain on sale of building	1,317
Issuance of stock in acquisition (Note 2)	29,305
Fair value of assets acquired in acquisition	193,600
Fair value of liabilities assumed in acquisition	154,792

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

Columbia Banking System, Inc. (the “Company”), through its wholly owned subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington and the northern Oregon coastal area. At December 31, 2004, the Company conducted its banking services in 39 office locations with the majority of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington.

In Washington state, the Company conducts a full-service commercial banking business through its wholly owned subsidiary, Columbia State Bank (“Columbia bank”).

On October 1, 2004, the Company completed its acquisition of the Bank of Astoria (“Astoria”), an Oregon commercial bank in Astoria, Oregon. Astoria’s results of operations were included in the Company’s results beginning October 1, 2004. The acquisition was accounted for as a purchase. See Note 2 of the consolidated financial statements.

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also, under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. See Note 2 of the consolidated financial statements for further discussion.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as “other comprehensive income (loss)” in the consolidated statements of shareholders’ equity.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the reasons for the decline, (2) the length of time and the extent to which the fair value has been less than cost and not as a result of changes in interest rates, (3) the financial conditions and near-term prospects of the issuer, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are determined using the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market for loans held for sale is accounted for as a valuation allowance, and changes in the allowance are included in the determination of net income in the period in which the change occurs. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold; the servicing rights on such loans are not retained.

Loans

Loans are stated at their outstanding unpaid principal balance adjusted for charge-offs, the allowance for loan losses, and any deferred loan fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and direct loan origination costs are deferred and the net amount is recognized as an adjustment to yield over the contractual life of the related loans. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.

The policy of the Company is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value of observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not historically engaged in any hedging activities, and does not anticipate entering into any transaction that will qualify for hedge accounting as defined by SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Any derivatives held by the Company are insignificant to the Company’s financial condition and results of operations.

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

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142)) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2004, intangible assets included on the consolidated balance sheets consist of a core deposit intangible that is amortized using an estimated life of approximately 10 years. See Note 2 of the consolidated financial statements for further discussion.

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

Earnings Per Share

Earnings per share (EPS) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 258,000, 176,000, and 161,000 in 2004, 2003, and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan losses, carrying value of real estate owned and other personal property owned, and valuation allowance on deferred tax assets.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Accounting for Stock Based Compensation

The Company has a stock option plan (the “Plan”) and applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the dates the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value of the option grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Year Ended December 31,
	2004	2003	2002
	(in thousands except per share)
Net income attributable to common stock:
As reported	$22,513	$19,522	$10,885
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of related tax effects	(504)	(474)	(572)

Pro forma	$22,009	$19,048	$10,313

Net income per common share:
Basic:
As reported	$1.55	$1.39	$0.79
Pro forma	1.51	1.36	0.75
Diluted:
As reported	$1.52	$1.37	$0.78
Pro forma	1.49	1.34	0.74

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net income.

New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a significant impact on the Company’s results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB’s revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not have a significant impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires all entities to recognize such transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R is effective for the Company beginning July 1, 2005, and the adoption of SFAS 123R is not expected to have a significant impact on the Company’s results of operations or financial condition.

2.    Acquisition

On October 1, 2004, the Company acquired 100 percent of the outstanding common shares of Astoria. Astoria’s results of operations were included in the Company’s results beginning October 1, 2004. Astoria operates as a separate subsidiary of the Company and has five full service branch offices located within the western portions of Clatsop and Tillamook Counties, Oregon, in the northern Oregon coastal area. The main branch is located in Astoria, with additional branches located in the cities of Warrenton, Seaside, Cannon Beach, and Manzanita. The purchase of Astoria provided the Company with an opportunity to expand its geographical footprint outside of Washington and into Oregon. The aggregate purchase price was $48.0 million, including $18.7 million in cash and common stock valued at $29.3 million.

The acquisition was accounted for as a purchase in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

(in thousands)
Purchase Price
Total value of the Company’s common stock exchanged	$29,305
Cash portion of purchase price and direct acquisition costs	18,651

Total purchase price		$47,956
Allocation of purchase price
Astoria’s shareholder equity		15,166
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans		771
Core deposit intangible		4,072
Other assets		(86)
Deposits		27
Other liabilities		(1,710)

Estimated fair value of net assets acquired		18,240

Goodwill resulting from acquisition		$29,716

The acquired core deposit intangible asset has a useful life of approximately 10 years. The $29.7 million of goodwill acquired was assigned to the Astoria business segment and none of it is deductible for tax purposes.

The fair values of assets and liabilities of Astoria at the date of acquisition are presented below:

Cash	$9,148
Securities available-for-sale	50,711
Loans, net of allowance for loan losses of $1,367	101,793
Premises and equipment, net	3,725
Other assets	3,583
Core deposit intangible	4,072
Goodwill	29,716

Total assets	202,748
Deposits	(148,485)
Federal Home Loan Bank advances	(4,500)
Other liabilities	(1,807)

Total liabilities	(154,792)

Net assets acquired	$47,956

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information presents the results of operations of the Company had the acquisition taken place at January 1, 2003:

	For the years ended December 31,
	2004	2003
	(in thousands except per common share information)
Net interest income	$77,642	$71,110
Provision for loan losses	1,070	3,150
Noninterest income	23,178	23,976
Noninterest expense	65,175	61,189
Income before income tax	34,575	30,747
Net income	23,850	21,102
Per common share information:
Earnings	$1.54	$1.38
Diluted earnings	1.51	1.36
Average common shares issued and outstanding	15,515	15,316
Average diluted common shares issued and outstanding	15,772	15,492

The pro forma results presented above include amortization of purchase premiums and discounts of approximately $661,000 and $784,000 for the years ended December 31, 2004 and 2003, respectively. Excluded from the pro forma results are acquisition related expenses of approximately $757,000 paid by Astoria prior to the acquisition date.

3.    Dividends

On January 29, 2004, the Company declared a quarterly cash dividend of $0.05 per share, payable on February 25, 2004, to shareholders of record at the close of business February 11, 2004. On April 28, 2004, the Company declared a quarterly cash dividend of $0.07 per share and a 5% stock dividend payable on May 26, 2004, to shareholders of record as of May 12, 2004. On July 29, 2004, the Company declared a quarterly dividend of $0.07 per share payable on August 25, 2004, to shareholders of record as of August 11, 2004. On October 28, 2004, the Company declared a quarterly cash dividend of $0.07 per share payable on November 24, 2004, to shareholders of record as of November 10, 2004. Subsequent to year-end, the Company declared a quarterly cash dividend of $0.07 per share, payable on February 23, 2005, to shareholders of record at the close of business February 9, 2005.

The Company paid a cash dividend of $0.05 per share on May 21, 2003 to shareholders of record at the close of business May 7, 2003. On July 23, 2003, the Company declared a cash dividend of $0.05 per share, payable on August 21, 2003, to shareholders of record as of August 7, 2003. On October 23, 2003, the Company declared a cash dividend of $0.05 per share, payable on November 19, 2003, to shareholders of record as of November 5, 2003.

On April 2, 2002, the Company declared a 5% stock dividend payable on April 30, 2002, to shareholders of record as of April 16, 2002. On May 15, 2001, the Company declared a 10% stock dividend payable on June 12, 2001, to shareholders of record on May 29, 2001.

Average shares outstanding, net income per share and book value per share for all periods presented have been retroactively adjusted to give effect to the 5% stock dividend announced on April 28, 2004 and April 2, 2002.

4.    Cash and Due From Banks

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2004 and 2003 was approximately $18.7 million and $13.0 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

5.    Securities

At December 31, 2004, the Company’s securities portfolio primarily consisted of securities issued by the U.S. Government and its agencies and corporations, The Company did not have any other issuances in its portfolio, which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2004:
U.S. Government agency	$163,858	$469	$(939)	$163,388
Mortgage-backed securities & collateralized mortgage obligations	359,280	1,792	(3,005)	358,067
State & municipal securities	102,526	3,449	(369)	105,606
Other securities	1,855		(19)	1,836

Total	$627,519	$5,710	$(4,332)	$628,897

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2003:
U.S. Government agency	$29,123	$322		$29,445
Mortgage-backed securities & collateralized mortgage obligations	405,537	1,001	$(5,368)	401,170
State & municipal securities	74,329	3,379	(110)	77,598
Other securities	1,000		(13)	987

Total	$509,989	$4,702	$(5,491)	$509,200

Purchases of securities available for sale during 2004 totaled $187.8 million while maturities and prepayments totaled $80.7 million compared to purchases of $416.8 million and maturities and prepayments of $206.8 million during 2003.

For the years ended December 31, 2004, 2003 and 2002, proceeds from the sale of securities available for sale amounted to $33.6 million, $12.0 million and $18.1 million, respectively. Gross realized losses amounted to $11,000 and $14,000 and $0, respectively. Gross realized gains amounted to $5,000, $236,000 and $610,000, respectively.

At December 31, 2004 and 2003, securities available for sale with a fair value of $534.3 million and $456.9 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the amortized cost, fair value, and average yield of securities available for sale by contractual maturity groups:

	December 31, 2004
	Amortized Cost	Fair Value	Yield
	(in thousands)
U.S. Government agency
Due through 1 year	$3,812	$3,787	3.91%
Over 1 through 5 years	160,046	159,601	3.16

Total	$163,858	$163,388	3.18%

Mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$1	$1	6.50%
Over 1 through 5 years	1,448	1,447	3.76
Over 5 through 10 years	83,242	82,995	4.25
Over 10 years	274,589	273,624	3.61

Total	$359,280	$358,067	3.76%

State and municipal securities (2)
Due through 1 year	$478	$474	3.81%
Over 1 through 5 years	5,690	5,663	3.17
Over 5 through 10 years	6,672	6,924	4.54
Over 10 years	89,686	92,545	4.67

Total	$102,526	$105,606	4.43%

Other securities
Due through 1 year	$855	$855	1.86%
After 10 years	1,000	981	5.02

Total	$1,855	$1,836	3.55%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.

(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities held to maturity.

Securities Held To Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2004:
State and municipal securities	$3,101	$98	$0	$3,199

December 31, 2003:
State and municipal securities	$4,548	$160	$0	$4,708

There were no sales of securities held to maturity during the years ended December 31, 2004, 2003, and 2002. There were no purchases of securities held to maturity during the years ended December 31, 2004 and 2003.

The following table summarizes the amortized cost, fair value, and average yield of securities held to maturity by contractual maturity groups:

	December 31, 2004
	Amortized Cost	Fair Value	Yield (1)
	(in thousands)
State and municipal securities
Due through 1 year	$250	$255	4.85%
Over 1 through 5 years	1,416	1,442	5.74
Over 5 through 10 years	1,140	1,140	5.99
Over 10 years	295	362	6.59

Total	$3,101	$3,199	5.84%

(1)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

The following table summarizes information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months of More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government agency	$99,886	$(813)	$12,069	$(126)	$111,955	$(939)
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	132,796	(1,267)	107,805	(1,757)	240,601	(3,024)
State and municipal securities	18,876	(237)	12,120	(132)	30,996	(369)

Total	$251,558	$(2,317)	$131,994	$(2,015)	$383,552	$(4,332)

Based on management’s evaluation and intent, none of the unrealized losses summarized above are considered other-than-temporary.

6.    Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2004	2003
	(in thousands)
Commercial business	$488,157	$381,658
Real estate:
One-to-four family residential	49,580	47,430
Commercial and five or more family residential properties	595,775	472,836

Total real estate	645,355	520,266
Real estate construction:
One-to-four family residential	26,832	15,577
Commercial and five or more family residential properties	70,108	58,998

Total real estate construction	96,940	74,575
Consumer	132,130	104,240

Subtotal	1,362,582	1,080,739

Less deferred loan fees, net	(2,839)	(2,437)

Total loans, net of deferred loan fees	$1,359,743	$1,078,302

Loans held for sale	$6,019	$10,640

The following table summarizes certain information related to nonperforming loans:

	December 31,
	2004	2003	2002
	(in thousands)
Loans accounted for on a nonaccrual basis	$8,222	$13,255	$16,918
Restructured loans	227		187

Total nonperforming loans	$8,449	$13,255	$17,105

Originally contracted interest	$1,022	$1,724	$2,232
Less recorded interest	(102)	(386)	(568)

Reduction in interest income	$920	$1,338	$1,664

At December 31, 2004 and 2003, the recorded investment in impaired loans was $7.5 million and $11.2 million, respectively. The difference between total nonperforming loans and impaired loans are those homogeneous loans that are evaluated on a pooled basis as well as a single credit that was impaired at year-end 2002 and was not a nonaccrual loan in accordance with the Company’s policies. A specific allowance for loan losses was made for impaired loans of $315,000 at December 31, 2004, $3.1 million at December 31, 2003, and $1.3 million at December 31, 2002. The average recorded investment in impaired loans for the periods ended December 31, 2004, 2003, and 2002, was $6.1 million, $8.5 million, and $16.0 million, respectively. Interest income recognized on impaired loans was $101,000 in 2004, $386,000 in 2003, and $568,000 in 2002.

At December 31, 2004 and 2003, there were no commitments of additional funds for loans accounted for on a nonaccrual basis.

At December 31, 2004 and 2003, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

The Company and its banking subsidiaries have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $19.7 million and $18.5 million at December 31, 2004 and 2003, respectively. During 2004, $4.0 million of related party loans were made and repayments totaled $2.8 million. During 2003, $8.7 million related party loans were made, loan balances of $1.2 million from terminations were removed, and repayments totaled $846,000. During 2002, $248,000 of new related party loans were made, loan balances of $261,000 from terminations were removed, and repayments totaled $5.3 million.

7.    Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of period	$20,261	$19,171	$14,734
Loans charged off	(3,042)	(2,552)	(12,088)
Recoveries	300	792	745

Net charge-offs	(2,742)	(1,760)	(11,343)
Balance acquired in acquisition	1,367
Provision charged to operating expense	995	2,850	15,780

Balance at end of period	$19,881	$20,261	$19,171

8.    Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2004	2003
	(in thousands)
Land	$10,599	$11,878
Buildings	30,544	35,959
Leasehold improvements	2,084	1,701
Equipment under capital lease	457
Furniture and equipment	23,158	20,193
Vehicles	354	273
Computer software	5,739	3,944

Total cost	72,935	73,948
Less accumulated depreciation and amortization	(28,161)	(23,256)

Total	$44,774	$50,692

Total depreciation and amortization expense on buildings and furniture and equipment was $3.6 million, $3.9 million, and $3.8 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s executive offices and several loan and support departments are located in the “Columbia Bank Center” in downtown Tacoma. The Company leases space in the building as its major tenant. With an expiration date of January 1, 2016, the lease agreement provides for two renewal options of five years each. On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various noncancellable operating leases that do not contain renewal options. As required by SFAS No. 13, “Accounting for Leases”, the resulting gain on sale was deferred and is being amortized over the life of the respective leases. At December 31, 2004, the deferred gain was $1.3 million and is included in “other liabilities” on the consolidated balance sheets.

As of December 31, 2004, the Company is obligated under various noncancellable lease agreements for property and equipment (primarily for land and buildings) that require future minimum rental payments, exclusive of taxes and other charges, as follows:

Year Ending December 31,
(in thousands)
2005	$3,367
2006	3,243
2007	2,959
2008	2,580
2009	2,512
Thereafter	14,289

Total minimum payments	$28,950

Total rental expense on buildings and equipment was $3.0 million, $3.2 million, and $2.6 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

9.    Goodwill and Other Intangibles

During 2004, the Company acquired $29.7 million of goodwill as a result of an acquisition, see Note 2. In accordance with SFAS 142, no goodwill amortization was recorded during the year.

The gross carrying value and accumulated amortization related to the core deposit intangible at December 31, 2004 is presented as follows:

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Total	$4,072	$139

Amortization expense on the core deposit intangible was $139,000 in 2004. There was no amortization expense in 2003 or 2002. The Company estimates that aggregate amortization expense will be $537,000 for 2005, $452,000 for 2006, $383,000 for 2007, $379,000 for 2008 and $379,000 for 2009.

10.    Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2004	2003
	(in thousands)
Demand and other noninterest-bearing	$392,173	$317,721
Interest-bearing demand	281,849	214,158
Money market	601,891	483,078
Savings	106,350	83,281
Certificates of deposit less than $100,000	224,865	230,416
Certificates of deposit $100,000 or greater	256,900	215,972

Total	$1,864,028	$1,544,626

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or greater:

(in thousands)
Year Ending December 31,
2005	$154,286
2006	18,090
2007	32,465
2008	26,604
2009 and thereafter	25,455

Total	$256,900

11.    Federal Home Loan Bank Advances, Long-term Debt, and Trust Preferred Obligations

The Company had Federal Home Loan Bank (FHLB) advances of $68.7 million and $16.5 million at December 31, 2004 and 2003, respectively, which represents overnight borrowings. At year-end 2004 and 2003, the Company held $22.2 million in debt arising from the trust preferred offering described below. Additionally, The Company has a $12.5 million unsecured line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2004, the outstanding balance was $2.5 million with an interest rate of 4.10%. There was no balance outstanding at December 31, 2003. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

FHLB advances are at the following interest rates:

	December 31,
	2004	2003
	(in thousands)
Interest Rates
2.35%	$63,700
2.32	5,000
1.10		$16,500

Total	$68,700	$16,500

FHLB advances are collateralized by a blanket pledge of residential real estate loans with a recorded value of approximately $56.1 million at December 31, 2004 and $58.5 million at December 31, 2003. Penalties are generally required for prepayments of certain long-term FHLB advances.

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 5.74% at December 31, 2004. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. At December 31, 2003, the Company adopted FIN No. 46 (as revised), “Consolidation of Variable Interest Entities”, whereby the trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 consolidated balance sheet and the Company’s related investment in the Trust of $681,000 was recorded in other assets. At December 31, 2004, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

12.    Income Tax

The components of income tax expense are as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Current	$8,427	$8,827	$5,256
Deferred (benefit)	926	(508)	(1,235)

Total	$9,353	$8,319	$4,021

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$7,016	$7,231
Unrealized loss on investment securities available for sale		276
Supplemental executive retirement plan	1,093	597
Other	134

Total deferred tax assets	8,243	8,104
Deferred tax liabilities:
FHLB stock dividends	(1,943)	(1,857)
Purchase accounting	(1,631)
Section 481 adjustment – deferred fees	(431)
Unrealized gain on investment securities available for sale	(469)
Depreciation	(868)	(777)

Total deferred tax liabilities	(5,342)	(2,634)

Net deferred tax assets	$2,901	$5,470

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	December 31,
	2004		2003		2002
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax based on statutory rate	$11,153	35%	$9,744	35%	$5,217	35%
Increase (reduction) resulting from:
Tax credits	(131)	(0)	(153)	(1)	(177)	(1)
Tax exempt instruments	(1,753)	(6)	(1,440)	(5)	(1,142)	(8)
Other nondeductible items	84	0	168	1	123	1

Income tax	$9,353	29%	$8,319	30%	$4,021	27%

13.    Stock Options

The Company has a stock option plan (the “Plan”) to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company’s stock at the grant date. At December 31, 2004, a maximum of 1,841,482 option shares were authorized under the Plan, of which a net 1,706,216 were granted, 1,009,698 have been exercised, and 135,266 were available for future grants. Generally, stock options vest three years after the date of grant and are exercisable for a five-year period after vesting.

During 2004, the Company added Astoria’s existing stock option plan as part of the acquisition. The stock options outstanding at the time of the acquisition were exchanged for the option to buy Company stock in accordance with the provisions of the acquisition. At December 31, 2004, 158,645 options were outstanding under Astoria’s plan, the options vest during 2004 and 2005 and no additional options will be granted under the plan. The options have been included in the tables presented below.

At December 31, 2004 and 2003, the Company had stock options outstanding of 696,518 shares and 691,367 shares, respectively, for the purchase of common stock at option prices ranging from $6.91 to $25.75 per share. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price.

The following tables outline the stock option activity for 2004, 2003, and 2002. All prior year amounts presented have been adjusted to reflect the 5 percent stock dividends paid in May 2004 and April 2002:

	Number of Option Shares	Weighted-Average Price of Option Shares	Weighted-Average Issue Date Fair Value
Balance at January 1, 2002	885,555	$10.39
Granted	120,212	12.04	$5.36
Exercised	(96,355)	4.14
Terminated	(67,383)	11.87

Balance at December 31, 2002	842,029	11.24
Granted	37,800	14.99	6.53
Exercised	(110,102)	8.51
Terminated	(78,360)	12.04

Balance at December 31, 2003	691,367	11.78
Granted	209,558	18.41	10.20
Exercised	(196,846)	13.19
Terminated	(7,561)	14.70

Balance at December 31, 2004	696,518	$13.35

Total Vested at December 31, 2004	481,147	$12.05

Financial data pertaining to outstanding stock options were as follows:

December 31, 2004
Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 6.91 – $ 7.72	50,744	1.3 years	$7.07	50,744	$7.07
7.73 – 10.29	91,547	3.1	9.03	91,547	9.03
10.30 – 12.87	323,280	4.4	11.48	218,831	11.25
12.88 – 15.44	74,978	6.3	14.04	48,203	14.03
15.45 – 18.02	12,468	4.6	17.13	5,118	16.95
18.03 – 20.59	57,643	6.3	18.60	28,921	18.57
20.60 – 23.17	44,358	3.9	22.35	37,783	22.49
23.18 – 25.75	41,500	7.8	25.75

	696,518	4.5 years	$13.35	481,147	$12.05

The fair value of options granted under the Company’s stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002: expected volatility of 37.78% in 2004, 41.91% in 2003, and 43.34% in 2002; risk-free rates of 3.73% for 2004, 3.32% for 2003, and 4.23% for 2002; annual dividend yields of 0.28% for 2004 and 0.27% for 2003 and no annual dividend yields for 2002; and expected lives of six years in 2004, six years in 2003, and five years in 2002.

The Company periodically grants restricted stock awards to its named executives. The purpose of such awards is to reward the executives for prior service to the Company and to provide incentive to such executives to continue to serve the Company in the future. In each case, the awards provide for the immediate issuance of shares of Company common stock to the executive, with such shares held in escrow until the executive meets certain conditions. In 1998, the Company granted restricted stock awards of 43,313 shares to certain of its named executives. The fair values of the restricted stock awards are amortized over a 5-year period. Amortization expense was approximately $28,000 and $183,000, for the years ended December 31, 2003 and 2002, respectively. There was no amortization expense during 2004, as the awards were completely amortized as of December 31, 2003. As of December 31, 2004, there were no restricted stock awards outstanding.

14.    Regulatory Capital Requirements

The Company (on a consolidated basis) and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2004 and 2003, that the Company, Columbia Bank and Astoria met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Insurance Corporation categorized Columbia Bank and Astoria as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s or Astoria’s category. The Company and its banking subsidiaries’ actual capital amounts and ratios as of December 31, 2004 and 2003, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:
Total Capital (to risk-weighted assets):
The Company	$210,741	12.99%	$129,817	8.0%	N/A	N/A
Columbia Bank	190,166	12.68%	119,941	8.0%	$149,927	10.0%
Astoria	16,474	13.28%	9,921	8.0%	12,402	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	190,589	11.75%	64,909	4.0%	N/A	N/A
Columbia Bank	171,425	11.43%	59,971	4.0%	89,956	6.0%
Astoria	15,063	12.15%	4,961	4.0%	7,441	6.0%
Tier 1 Capital (to average assets):
The Company	190,589	8.99%	84,825	4.0%	N/A	N/A
Columbia Bank	171,425	8.83%	77,631	4.0%	97,039	5.0%
Astoria	15,063	10.30%	5,853	4.0%	7,316	5.0%
As of December 31, 2003:
Total Capital (to risk-weighted assets):
The Company	$189,205	14.49%	$104,471	8.0%	N/A	N/A
Columbia Bank	182,748	14.02%	104,268	8.0%	$130,336	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	172,864	13.24%	52,235	4.0%	N/A	N/A
Columbia Bank	166,407	12.77%	52,134	4.0%	78,201	6.0%
Tier 1 Capital (to average assets):
The Company	172,864	10.03%	68,955	4.0%	N/A	N/A
Columbia Bank	166,407	9.69%	68,709	4.0%	85,887	5.0%

15.    Employee Benefit Plan

The Company maintains a defined contribution plan, amended in 2002, that allows employees to contribute up to 50% of their compensation to the plan, up from 15% of compensation prior to the 2002 amendment. Employees who are at least 18 years of age and have completed six months of service are eligible to participate in the plan. The Company is required to match 50% of employee contributions up to 3% of each employee’s total compensation. The Company contributed approximately $543,000, $448,000, and $435,000, in matching funds to the plan during the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s defined contribution plan provides for a nonmatching, discretionary contribution as determined annually by the Board of Directors of the Company. The Company’s discretionary contributions were approximately $1.0 million for each of the years ended 2004, 2003 and 2002.

The Company maintains an “Employee Stock Purchase Plan” (“ESPP”). The Plan was amended by the Board of Directors on January 26, 2000. Under the amended plan, substantially all employees of the Company are eligible to participate in the ESPP. The amended plan provides for offerings every six months at which time common stock is issued for cash at a price of the lower of 90% of the fair market value of the stock at the beginning or end of the offering period. Under the ESPP, employees acquired 15,029 shares for approximately $289,000 in 2004, 18,651 shares for approximately $254,000 in 2003, and 19,154 shares for approximately $220,000 in 2002. There is no charge to income as a result of issuance of stock under this plan. The discount offered to employees approximates the cost of raising capital and does not have a material effect on net income and earnings per share. At December 31, 2004, 29,000 shares of common stock were available for issuance under this plan.

In 2001, the Company implemented a supplemental executive retirement plan (SERP) for five of the top executive officers to provide retirement benefits. The SERP is unsecured and unfunded and there are no program assets. Columbia has purchased life insurance on the above executives and intends to use the cash values of the policies to fund the SERP retirement obligations. Associated with the SERP benefit is a death benefit for each executive’s beneficiaries. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The Company had expenses of $762,000 during 2004, $700,000 during 2003 and $493,000 during 2002 in connection with this program, which was funded through other income generated by the Company’s “Bank Owned Life Insurance” (“BOLI”). The SERP projected benefit obligation is accrued over the estimated remaining term of employment. The maximum projected benefit obligation is $2.3 million at year-end 2004 and $1.6 million at year-end 2003, and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 6.75% in 2004 and 7.00% in 2003, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment.

The Company continued its long-term care program for directors in 2004, 2003 and 2002, which provides benefits in the event those individuals become chronically ill. The coverage is for a period of three years up to a lifetime, depending on the age of the director, and the amount of the benefit is based on the director’s years of service with the Company after the inception of the long-term care program.

The Company purchased $2.5 million, $1.7 million and $10.3 million of BOLI in connection with the above SERP and long-term care benefit programs during 2004, 2003 and 2002, respectively. The Company received $1.3 million, $1.5 million and $1.3 million in noninterest income, respectively.

16.    Commitments and Contingent Liabilities

In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2004 and 2003, the Company’s loan commitments amounted to $588.2 million and $375.7 million, respectively. Standby letters of credit were $10.4 million and $8.6 million at December 31, 2004 and 2003, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $2.0 million and $641,000 at December 31, 2004 and 2003, respectively.

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial position or results of operations of the Company.

17.    Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
		2004		2003
	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$54,287	$54,287	$49,685	$49,685
Interest-earning deposits with banks	Approximately equal to carrying value	369	369	949	949
Securities available for sale	Quoted market prices	628,897	628,897	509,200	509,200
Securities held to maturity	Quoted market prices	3,101	3,199	4,548	4,708
Loans held for sale	Discounted expected future cash flows	6,019	6,019	10,640	10,640
Loans	Discounted expected future cash flows, net of allowance for loan losses	1,339,862	1,347,700	1,058,041	1,058,384
Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$1,864,028	$1,801,411	$1,544,626	$1,523,344
Federal Home Loan Bank advances	Discounted expected future cash flows	68,700	68,700	16,500	16,500
Other borrowings	Discounted expected future cash flows	2,500	2,500
Long-term obligations	Discounted expected future cash flows	22,246	22,240	22,180	22,181

Off-Balance-Sheet Financial Instruments

The fair value of commitments, guarantees, and letters of credit at December 31, 2004 and 2003, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

18.    Business Segment Information

Within Washington State, the Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. In Oregon, the Company operates as one segment through the Astoria banking subsidiary. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Significant portions of the changes in net interest income and total assets for 2004 as compared to 2003 reflect transfers of loans from retail banking to commercial banking. Financial highlights by lines of business:

Condensed Statement of Operations:

	Year Ended December 31, 2004
	Oregon	Washington
	Astoria (1)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$1,942	$17,299	$33,614	$10,294	$7,799	$70,948
Other income	421	889	6,604	1,739	12,591	22,244
Other expense	(1,171)	(4,423)	(18,201)	(1,858)	(35,673)	(61,326)

Contribution to overhead and profit	$1,192	$13,765	$22,017	$10,175	$(15,283)	$31,866
Income taxes						(9,353)

Net income						$22,513

Total assets	$204,605	$592,558	$478,789	$245,718	$655,880	$2,177,550

(1)	Results for 2004 only include Astoria’s results beginning October 1, 2004.

	Year Ended December 31, 2003
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$14,406	$29,278	$14,296	$3,037	$61,017
Other income	889	6,929	3,754	11,212	22,784
Other expense	(3,684)	(17,375)	(2,544)	(32,357)	(55,960)

Contribution to overhead and profit	$11,611	$18,832	$15,506	$(18,108)	27,841
Income taxes					(8,319)

Net income					$19,522

Total assets	$416,552	$472,927	$267,182	$587,686	$1,744,347

	Year Ended December 31, 2002
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan loss	$11,994	$32,499	$15,388	$(11,372)	$48,509
Other income	861	5,955	3,424	9,810	20,050
Other expense	(3,209)	(18,698)	(2,718)	(29,028)	(53,653)

Contribution to overhead and profit	9,646	19,756	16,094	(30,590)	14,906
Income taxes					(4,021)

Net income					$10,885

Total assets	$334,118	$617,570	$324,854	$423,071	$1,699,613

19.    Parent Company Financial Information

Condensed Statements of Operations—Parent Company Only

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Income
Dividend from bank subsidiary	$18,000
Interest on loans	26	$32	$39
Interest on securities available for sale	120	41	207
Interest-earning deposits:
Unrelated banks	4	37	20
Other		5	52
Other interest income	35
Gain on sale of investment securities			193

Total Income	18,185	115	511
Expense
Compensation and employee benefits	85	102	433
Long-term obligations	1,199	1,077	1,221
Other expense	842	850	828

Total Expenses	2,126	2,029	2,482

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries (1)	16,059	(1,914)	(1,971)
Income tax benefit	(679)	(670)	(690)

Income (loss) before equity in undistributed net income of subsidiaries (1)	16,738	(1,244)	(1,281)
Equity in undistributed net income of subsidiaries (1)	5,775	20,766	12,166

Net Income	$22,513	$19,522	$10,885

(1)	Results for 2004 only include Astoria’s results beginning October 1, 2004.

Condensed Balance Sheets—Parent Company Only

	December 31,
	2004	2003
	(in thousands)
Assets
Cash and due from subsidiary bank	$1,222	$224
Interest-earning deposits with unrelated banks	101	497

Total cash and cash equivalents	1,323	721
Securities available for sale	4,936	4,987
Loans	76	525
Investment in banking subsidiaries	221,761	166,569
Other assets	46	43

Total Assets	$228,142	$172,845

Liabilities and Shareholders’ Equity
Long-term subordinated debt	$22,246	$22,180
Other borrowings	2,500
Other liabilities	242	293

Total liabilities	24,988	22,473
Shareholders’ equity	203,154	150,372

Total Liabilities and Shareholders’ Equity	$228,142	$172,845

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating Activities
Net income	$22,513	$19,522	$10,885
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(5,775)	(20,766)	(12,166)
Provision for depreciation and amortization	5	11	58
Net gains on sale of securities available for sale			(193)
Net changes in other assets and liabilities	(47)	(449)	675

Net cash provided by (used) by operating activities	16,696	(1,682)	(741)
Investing Activities
Purchase of securities available for sale		(4,974)
Proceeds from sales of securities available for sale			5,355
Loan principal collected	449	131
Acquisition of subsidiary	(18,651)

Net cash (used) provided by investing activities	(18,202)	(4,843)	5,355
Financing Activities
Net increase in short-term borrowings	2,500
Cash dividends paid	(3,710)	(2,008)
Proceeds from issuance of common stock, net	3,252	1,647	1,168
Other, net	66	66	66

Net cash provided (used) by financing activities	2,108	(295)	1,234

Increase (decrease) in cash and cash equivalents	602	(6,820)	5,848
Cash and cash equivalents at beginning of period	721	7,541	1,693

Cash and cash equivalents at end of period	$1,323	$721	$7,541

Supplemental Non-Cash Investing & Financing Activities

Issuance of stock in acquisition	$29,305

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2004 results. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated into the Form 10-K.

Form 10-K

Part and Item No.	Caption	Annual Report Page Number	Proxy Statement Page Number*
Part I
Item 1	Business	1-3, 25, 28-31 51-52 (Note 13) 54 (Note 16), 58
Item 2	Properties	1-3 49 ( Note 8)
Item 3	Legal Proceedings	53 (Note 14)
Item 4	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and the Purchases of Equity Securities	26-27
Item 6	Selected Financial Data	4-5
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-24
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	21-23
Item 8	Financial Statements and Supplementary Data	25, 33-58
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A	Controls & Procedures	32

Item 9B	Other Information	Not Applicable

Part III
Item 10	Directors and Executive Officers of the Registrant		7-8, 26
Item 11	Executive Compensation *		11-17
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		5-6
Item 13	Certain Relationships and Related Transactions		26

Item 14	Principal Accountant Fees and Services		27

Part IV
Item 15	Exhibits and Financial Statement Schedules	60

*	The Compensation Committee Report on Executive Compensation, the Stock Performance Graph and the Audit Committee Report are not incorporated into this Form 10-K Annual Report by reference.

EXHIBITS

Exhibits:

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed with this Form 10-K Annual Report through incorporation by reference:

•	Columbia’s Restated Articles of Incorporation

•	Columbia’s Restated Bylaws

•	Specimen of Common Stock Certificate

•	Material Contracts, including certain compensatory plans and agreements

•	Code of Ethics

•	Subsidiaries of the Company

•	Consent of Deloitte & Touche LLP

•	Certifications

•	Powers of Attorney of Directors Folsom, Goldberg, Hulbert, Matson, Regis, Rodman, Weyerhaeuser, and Will.

A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index by writing to Columbia Banking System, Inc., Investor Relations, P.O. Box 2156, MS 8300, Tacoma, WA 98401-2156

Independent Auditors

    Deloitte & Touche LLP

Transfer Agent and Registrar

    American Stock Transfer & Trust Company

Market Makers

    D.A. Davidson & Co.

    Lime Brokerage LLC

    Knight Equity Markets LP

    Goldman, Sachs & Co.

    Schwab Capital Markets

    Brut LLC

    RBC Capital Markets

Regulatory and Securities Counsel

    Graham & Dunn PC

Annual Meeting

    Greater Tacoma Convention & Trade Center

    1500 Broadway

    Tacoma, Washington

    Wednesday, April 27, 2005

    1:00 p.m.

Stock Listing

The Company’s common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol: COLB.

Financial Information

Columbia news and financial results are available through the Internet and mail.

Internet: For information about Columbia, including news and financial results, product information, service locations and certain corporate governance documents, access our website at www.columbiabank.com. You can also view or retrieve copies of Columbia’s financial reports online by visiting www.sec.gov. Immediate access to the Company’s quarterly earnings news release via the Internet is provided by Company News On Call at www.prnewswire.com.

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

Jo Anne Coy

Vice President,

Director of Marketing

P.O. Box 2156, MS 8300

Tacoma, WA 98401-2156

Tel (253) 305-1965

Fax (253) 305-0317

jcoy@columbiabank.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March 2005.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on March 14, 2005 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel Attorney-in-fact

March 14, 2005

Columbia Banking System, Inc. Board of Directors

William T. Weyerhaeuser	Melanie J. Dressel	John P. Folsom
Chairman	President and Chief Executive Officer	President
Columbia Banking System, Inc.	Columbia Banking System, Inc.	Brown & Brown of
Chairman		Washington, Inc.
EDEN Bioscience Corporation	Thomas M. Hulbert
Vice Chairman	President and	Thomas L. Matson
Potlatch Corporation	Chief Executive Officer	Owner and President
	Hulco, Inc. and	Tom Matson Dodge, Inc.
Frederick M. Goldberg	Winsor Corporation
Director		James M. Will
Saltchuck Resources, Inc.	Donald Rodman	President
Managing Partner	Owner and	Titus-Will Enterprises
Goldberg Investments	Executive Officer	Titus –Will Chevrolet,
	Rodman Realty	Oldsmobile & Cadillac,
Daniel C. Regis		Olympia, WA
Managing Director
Digital Partners
Director
Cray, Inc.
Director
Primus Knowledge Solutions, Inc.

INDEX TO EXHIBITS

Exhibit No.

3.1	Amended and Restated Articles of Incorporation.

3.2	Amendment to Articles of Incorporation

3.3	Restated Bylaws. (1)

4.1	Specimen of common stock certificate. (2)

4.2

Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	Outsourcing agreement as of January 1, 2001 between the Company and Metavante Corporation (3)

10.2	Deferred Compensation Plan for directors and certain key employees effective February 2004. (1)

10.3	2000 Amended and Restated Stock Option Plan. (2)

10.4	Amended and Restated Employee Stock Purchase Plan. (2)

10.5	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust. (2)

10.6	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004. (5)

10.7	Severance Agreement between the Bank, and Evans Q. Whitney effective July 1, 2004. (5)

10.8	Severance Agreement between the Company and Mr. Gary Schminkey effective December 20, 2000. (2)

10.9	Form of Severance Agreement between the Bank, and Mark W. Nelson and Andrew McDonald.

10.10	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Devine, Mr. Folsom, Mr. Halleran, Mr. Hulbert, Mr. Rodman and Mr. Will. (6)

10.11

Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel, Gary R. Schminkey, and Evans Q. Whitney and for Mark W. Nelson, whose agreement is effective July 1, 2003. (6)

10.12

Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned subsidiary, and each of the following officers: Melanie J. Dressel, Gary R. Schminkey, Evans Q. Whitney and Mark W. Nelson. (7)

10.13	Separation and Release Agreement between Harald R. Russell and Columbia Banking System, Inc. (8)

10.14	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003 for directors and key employees. (8)

14	Code of Ethics (8)

21	Subsidiaries of the Company: Columbia State Bank, Bank of Astoria, Columbia (WA) Statutory Trust.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.