Form 10-Q
period 2005-03-31
COLUMBIA BANKING SYSTEM INC
filed 2005-05-06
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

The number of shares of the issuer’s Common Stock outstanding at April 30, 2005 was 15,651,381.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
(in thousands except per share)	2005	2004
Interest Income
Loans	$21,822	$16,049
Securities available for sale	5,723	5,039
Securities held to maturity	16	28
Deposits with banks	9	13

Total interest income	27,570	21,129
Interest Expense
Deposits	5,182	3,915
Federal Home Loan Bank advances	706	80
Long-term obligations	347	262
Other borrowings	34

Total interest expense	6,269	4,257

Net Interest Income	21,301	16,872
Provision for loan losses	890	300

Net interest income after provision for loan losses	20,411	16,572
Noninterest Income
Service charges and other fees	2,636	2,527
Mortgage banking	422	503
Merchant services fees	1,789	1,562
Loss on sale of investment securities, net		(6)
Bank owned life insurance (BOLI)	373	250
Other	454	278

Total noninterest income	5,674	5,114
Noninterest Expense
Compensation and employee benefits	9,268	7,786
Occupancy	2,332	2,086
Merchant processing	707	652
Advertising and promotion	504	271
Data processing	707	515
Legal and professional services	764	628
Taxes, licenses and fees	465	384
Net (gains) cost of other real estate owned	(2)	12
Other	2,532	2,015

Total noninterest expense	17,277	14,349

Income before income taxes	8,808	7,337
Provision for income taxes	2,510	2,186

Net Income	$6,298	$5,151

Net income per common share:
Basic	$0.40	$0.36
Diluted	0.40	0.36
Dividends paid per common share	$0.07	$0.05
Average number of common shares outstanding	15,606	14,147
Average number of diluted common shares outstanding	15,852	14,391

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			March 31, 2005	December 31, 2004
Assets
Cash and due from banks			$61,979	$54,287
Interest-earning deposits with banks			782	369

Total cash and cash equivalents			62,761	54,656
Securities available for sale at fair value (amortized cost of $609,998 and $627,519, respectively)			605,018	628,897
Securities held to maturity (fair value of $3,186 and $3,199, respectively)			3,102	3,101
Federal Home Loan Bank stock			11,020	10,761
Loans held for sale			9,205	6,019
Loans, net of unearned income of ($2,960) and ($2,839), respectively			1,436,820	1,359,743
Less: allowance for loan losses			20,179	19,881

Loans, net			1,416,641	1,339,862
Interest receivable			10,124	9,582
Premises and equipment, net			44,850	44,774
Real estate owned				680
Goodwill			29,723	29,723
Other assets			51,295	49,495

Total Assets			$2,243,739	$2,177,550

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing			$402,128	$392,173
Interest-bearing			1,467,968	1,471,855

Total deposits			1,870,096	1,864,028
Federal Home Loan Bank advances			128,000	68,700
Other borrowings			2,500	2,500
Long-term subordinated debt			22,262	22,246
Other liabilities			16,127	16,922

Total liabilities			2,038,985	1,974,396
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value) Authorized, 2 million shares; none outstanding

	March 31, 2005	December 31, 2004
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	15,623	15,594	160,238	159,693
Retained earnings			47,758	42,552
Accumulated other comprehensive income (loss) – Unrealized (losses) gains on securities available for sale, net of tax			(3,242)	909

Total shareholders’ equity			204,754	203,154

Total Liabilities and Shareholders’ Equity			$2,243,739	$2,177,550

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number Shares	Amount
Balance at January 1, 2004	14,105	$112,675	$38,210	$(513)	$150,372
Comprehensive income:
Net income			22,513
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4
Unrealized gains on securities available for sale, net of tax of $743				1,418

Total comprehensive income					23,935
Issuance of stock under stock option and other plans	211	2,910			2,910
Tax benefit associated with stock options		342			342
Issuance of stock in acquisition	1,278	29,305			29,305
Issuance of shares of common stock – 5% stock dividend		14,461	(14,461)
Cash dividends paid on common stock			(3,710)		(3,710)

Balance at December 31, 2004	15,594	159,693	42,552	909	203,154

Comprehensive income:
Net income			6,298
Unrealized losses on securities available for sale, net of tax of $2,207				(4,151)

Total comprehensive income					2,147
Issuance of stock under stock option and other plans	29	472			472
Tax benefit associated with stock options		73			73
Cash dividends paid on common stock			(1,092)		(1,092)

Balance at March 31, 2005	15,623	$160,238	$47,758	$(3,242)	$204,754

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004
Operating Activities
Net income	$6,298	$5,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	890	300
Deferred income tax (benefit) expense	(1,893)	3,580
Tax benefit associated with stock options	(73)	(246)
Gains on sale of real estate owned and other personal property owned	(5)	(16)
Depreciation and amortization	2,493	2,025
Net realized (gain) loss on sale of assets	(71)	27
Increase in loans held for sale	(3,186)	(5,098)
Increase in interest receivable	(542)	(738)
Increase (decrease) in interest payable	164	(20)
Stock dividends from Federal Home Loan Bank stock	(259)	(61)
Net changes in other assets and liabilities	1,336	(2,740)

Net cash provided by operating activities	5,152	2,164

Investing Activities
Proceeds from maturities of securities available for sale	1,597	511
Purchases of securities available for sale	(2,846)	(3,046)
Proceeds from sales of securities available for sale	1,618
Proceeds from maturities of mortgage-backed securities available for sale	15,387	22,573
Purchases of mortgage-backed securities available for sale		(10,239)
Proceeds from sales of mortgage-backed securities available for sale		13,993
Proceeds from maturities of securities held to maturity		195
Loans originated and acquired, net of principal collected	(77,364)	(53,424)
Purchases of premises and equipment	(1,006)	(270)
Proceeds from disposal of premises and equipment	80	13
Proceeds from sales of real estate and other personal property owned	685	469

Net cash used in investing activities	(61,849)	(29,225)

Financing Activities
Net increase in deposits	6,065	58,752
Proceeds from Federal Home Loan Bank advances	278,840	56,100
Repayment of Federal Home Loan Bank advances	(219,540)	(72,600)
Cash dividends paid on common stock	(1,092)	(672)
Proceeds from other borrowings		1,000
Proceeds from issuance of common stock, net	545	1,909
Other, net	(16)	16

Net cash provided by financing activities	64,802	44,505
Increase in cash and cash equivalents	8,105	17,444
Cash and cash equivalents at beginning of period	54,656	50,634

Cash and cash equivalents at end of period	$62,761	$68,078

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

Columbia Banking System, Inc.

(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,060	$4,277
Cash paid for income taxes	152	748

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern Oregon coastal area. At March 31, 2005, the Company conducted its banking services in 39 office locations with nearly all of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank”). In Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Bank of Astoria (“Astoria”), which was acquired on October 1, 2004. Astoria’s results of operations were included in the Company’s results beginning on the acquisition date. As such, the financial results for the first quarter of 2004 presented in this report do not include the results of operations of Astoria. See Note 2 of the consolidated financial statements in the Company’s 2004 Annual Report for additional information pertaining to the acquisition.

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Astoria. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005. Certain reclassifications of prior year amounts have been made to conform to current classification. These reclassifications had no effect on net income. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculations of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 246,000 and 244,000 for the three months ended March 31, 2005 and 2004, respectively.

The Company has a stock option plan (“Plan”) and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price.

Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below:

(dollars in thousands, except per share)	For The Three Months Ended 3/31/2005	For The Three Months Ended 3/31/2004
Net income attributable to common stock:
As reported	$6,298	$5,151
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of tax	(507)	(93)

Pro forma net income	$5,791	$5,058

Net income per common share:
Basic:
As reported	$0.40	$0.36
Pro forma	0.37	0.36
Diluted:
As reported	$0.40	$0.36
Pro forma	0.37	0.35

3. Dividends

On January 27, 2005, the Company declared a quarterly cash dividend of $0.07 per share, payable on February 23, 2005, to shareholders of record at the close of business February 9, 2005. Subsequent to the current quarter-end, on April 27, 2005, the Company declared a quarterly cash dividend of $0.09 per share, payable on May 25, 2005, to shareholders of record at the close of business May 12, 2005. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia and Astoria to the Company are subject to both Federal and State regulatory requirements.

4. Business Segment Information

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

Financial highlights by lines of business are as follows:

	Three Months Ended March 31, 2005
	Oregon	Washington
(in thousands)	Astoria (1)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$1,932	$4,903	$11,450	$1,906	$220	$20,411
Other income	257	261	1,516	395	3,245	5,674
Other expense	(1,336)	(2,239)	(4,375)	(418)	(8,909)	(17,277)

Contribution to overhead and profit	853	2,925	8,591	1,883	(5,444)	8,808
Income taxes						(2,510)

Net income						$6,298

Total assets	$206,849	$689,008	$456,398	$254,398	$637,086	$2,243,739

	Three Months Ended March 31, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$4,033	$7,093	$2,923	$2,523	$16,572
Other income	235	1,708	502	2,669	5,114
Other expense	(1,071)	(4,571)	(494)	(8,213)	(14,349)

Contribution to overhead and profit	3,197	4,230	2,931	(3,021)	7,337
Income taxes					(2,186)

Net income					$5,151

Total assets	$471,171	$469,766	$274,736	$585,680	$1,801,353

(1)	Acquisition of Bank of Astoria completed on October 1, 2004.

5. Securities

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method. If the security is determined to be other-than-temporarily impaired, the amount of the impairment is charged to operations.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other-than-temporarily impaired. If the security is determined to be other-than-temporarily impaired, the amount of the impairment is charged to operations.

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2005 are summarized as follows:

	Less than 12 Months		12 Months of More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$159,414	$(2,146)	$—	$—	$159,414	$(2,146)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	148,737	(2,240)	130,707	(3,472)	279,444	(5,712)
State and municipal securities	38,023	(791)	2,561	(128)	40,584	(919)

Total	$346,174	$(5,177)	$133,268	$(3,600)	$479,442	$(8,777)

Based on management’s evaluation and intent, none of the unrealized losses summarized above are considered other-than-temporary.

6. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net income as reported	$6,298	$5,151
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(6,358)	9,624
Tax benefit (expense)	2,207	(3,364)

Net unrealized (losses) gains on securities available for sale, net of tax	(4,151)	6,260
Less: reclassification adjustment of realized losses on securities available for sale		(6)
Tax benefit		2

Net realized losses on sale of securities available for sale, net of tax		(4)

Total comprehensive income	$2,147	$11,407

7. Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes a general valuation allowance consistent with SFAS No. 5, “Accounting for Contingencies” and criticized/classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

On a quarterly basis the Chief Credit Officer of the Company reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance, including economic and business condition reviews. These factors include existing general economic and business conditions affecting the Company’s market place, credit quality trends, including trends in nonperforming loans, collateral values, seasoning of the loan portfolio, bank regulatory examination results, findings of internal credit examiners and the duration of current business cycles. The allowance is increased by provisions charged to operations, and is reduced by loans charged-off, net of recoveries. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be affected, if circumstances differ from the assumptions used in determining the allowance.

	Three Months Ended March 31,
(in thousands)	2005	2004
Beginning balance	$19,881	$20,261
Provision charged to expense	890	300
Loans charged-off	(905)	(714)
Recoveries	313	111

Ending balance	$20,179	$19,958

8. Goodwill and Intangible Assets

As a result of the acquisition of Astoria in October 2004, the Company had $29.7 million in goodwill at March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, the Company had a core deposit intangible asset of $3.8 million and $3.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The core deposit intangible is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The core deposit intangible is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the core deposit intangible asset was $134,000 during the first quarter of 2005 and is included in other noninterest expense on the consolidated condensed statements of operations.

9. Income Tax

The provision for income tax is based on income and expense reported for financial statement purposes, using the “asset and liability method” for accounting for deferred income tax. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets for which it is more likely than not that the deferred tax asset will not be realized.

10. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires all entities to recognize such transactions in an amount equal to the fair value of share-based payments granted to employees. On April 14, 2005, the U.S Securities and Exchange Commission announced a new rule which amends the implementation date for SFAS 123R from July 1, 2005 to January 1, 2006. The adoption of SFAS 123R is not expected to have a significant impact on the Company’s results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (“EITF”) finalized and issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to operations, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB’s revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not have a significant impact on the Company’s results of operations or financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and notes thereto presented elsewhere in this report and in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

General

Columbia Banking System, Inc. (the “Company”) is a registered bank holding company whose wholly owned banking subsidiaries, Columbia State Bank (“Columbia Bank”) and Bank of Astoria (“Astoria”), conduct full-service commercial banking business. Headquartered in Tacoma, Washington, the Company provides a full range of banking services to small and medium-sized businesses, professionals and other individuals.

The Company’s significant wholly owned banking subsidiary, Columbia Bank, has 34 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington state, as well as the Longview and Woodland communities in southwestern Washington state. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

On October 1, 2004, the Company completed its acquisition of Astoria, an Oregon state-chartered commercial bank headquartered in Astoria, Oregon. Astoria operates as a separate banking subsidiary of the Company and has five full service branch offices located within Clatsop and Tillamook Counties, along the northern Oregon coast. The deposits of Astoria are insured by the FDIC. Astoria is subject to regulation by the FDIC and the State of Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. Although Astoria is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Astoria. The results of operations at Astoria are included in the Company’s results beginning on the acquisition date.

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

The Company has established a network of 39 branches as of March 31, 2005 from which it intends to grow market share. Western Washington state locations consist of twenty-one branches in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Northern Oregon coastal area locations consist of four branches in Clatsop County and one in Tillamook County. The Company is committed to increasing market share in the communities its serves by continuing to leverage its existing branch network and adding new branch locations that are consistent with its expansion strategy throughout the Pacific Northwest. All Washington state branches operate as Columbia Bank and all Oregon branches operate as Bank of Astoria.

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

Products & Services

The Company offers customers the support, reliability and personal relationships of a locally owned and operated community bank, combined with all the products, services and technology they would expect from a larger bank. New products, technologies and services are continually reviewed to meet customers’ financial services needs, and for business development and cost savings purposes. Some of the products and services available include tailored Commercial & Industrial, Real Estate and Real Estate Construction and Consumer lending, Business & Individual Checking, Savings & Time Deposits, Private Banking, Cash Management, Columbia OnLine™ (the Company’s online banking service), International, Merchant Card Services, Investment Services, Cash Management account analysis, sweep accounts, ACH and other electronic banking services.

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

To the north of Tacoma, King County is Washington state’s most populous at 1.8 million residents. In Seattle, located in King County, the Company has a banking office in the downtown business sector. East of Seattle, the Company has two banking offices, one in Bellevue and one in Redmond. A large portion of the economy within this area is linked to aerospace, construction, computer software and biotechnology industries.

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

The Company’s market area also includes the Longview and Woodland communities in southwest Washington state, the State’s capital of Olympia, and Port Orchard in Kitsap County. Both Olympia and Port Orchard are located in the South Puget Sound Region.

Through the acquisition of Astoria in October 2004, the Company added five branches located in the western portions of Clatsop and Tillamook Counties, Oregon, in the northern Oregon coastal area. Both Clatsop and Tillamook Counties are comprised primarily of forestry, commercial fishing, and tourism related businesses.

CRITICAL ACCOUNTING POLICIES

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of deferred tax assets and the impairment of investments, goodwill and other intangible assets. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis, in the notes to the consolidated condensed financial statements of this report and in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

EFFECT OF INFLATION AND CHANGING PRICES

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

HIGHLIGHTS

•	Net income for the first quarter of 2005 increased 22% to $6.3 million, or $0.40 per diluted share from $5.2 million, or $0.36 per diluted share, for the first quarter of 2004.

•	Total loans increased $77.1 million or 6% to $1.44 billion at March 31, 2005 compared to total loans of $1.36 billion at December 31, 2004.

•	Core deposits increased $11.5 million to $1.39 billion at March 31, 2005 as compared to December 31, 2004.

•	Total nonperforming assets decreased 19% from December 31, 2004 and the allowance for loan losses to nonperforming loans improved to 273% at March 31, 2005 from 235% at December 31, 2004.

•	Total assets reached $2.24 billion at March 31, 2005, an increase of $66.2 million from December 31, 2004.

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

Net Interest Income

Net interest income for the first quarter of 2005 increased 26% to $21.3 million, from $16.9 million in the first quarter of 2004. The Company’s net interest income was impacted favorably by continued growth in its loan portfolio, rising short-term interest rates and the acquisition of Astoria. Loan growth has been stimulated by improvements in the local economy and the addition of several experienced commercial lending officers to the King County lending team late in 2004. Increases in short-term interest rates have contributed to the increase in net interest income, as approximately 40% of the Company’s loan portfolio consists of variable rate loans tied to prime and other related indices. The increase in short-term interest rates were partially offset by relatively lower long-term rates.

The Company’s net interest margin (net interest income divided by average interest-earning assets) increased to 4.35% during the first quarter of 2005 from 4.25% during the first quarter of 2004. Average interest-earning assets grew to $2.04 billion, an increase of 24%, during the first quarter of 2005, compared with $1.64 billion during the same period in 2004. The yield on average interest-earning assets increased 29 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) to 5.59% during the first quarter of 2005 compared with 5.30% during the same period of 2004. The increase in yield on average interest-earning assets is primarily due to loan growth and rising short-term interest rates. Average interest-bearing liabilities increased to $1.60 billion, or 24%, during the first quarter of 2005 compared with $1.29 billion in the same period of 2004. The average cost of interest-bearing liabilities increased 27 basis points to 1.59% during the first quarter of 2005, from 1.32% in the same period of 2004. The increase in the Company’s cost of interest-bearing liabilities is due to continued growth in core deposits, increasing deposit rates and increased borrowing levels resulting in a $2.0 million increase in interest expense.

At March 31, 2005, the Company estimates that its balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, the Company’s net interest margin may increase during a rising rate environment and may decrease in a declining rate environment.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004	Amount
ASSETS
Loans	$1,409,119	$1,126,363	$282,756
Securities	632,410	510,756	121,654
Interest-earnings deposits with banks	1,388	5,516	(4,128)

Total interest-earning assets	2,042,917	1,642,635	400,282
Other earning assets	35,521	31,611	3,910
Noninterest-earning assets	143,917	101,810	42,107

Total assets	$2,222,355	$1,776,056	$446,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,466,837	$1,243,059	$223,778
Federal Home Loan Bank advances	108,624	27,613	81,011
Long-term subordinated debt	22,252	22,186	66
Other borrowings	2,500	418	2,082
Other interest bearing liabilities	366		366

Total interest-bearing liabilities	1,600,579	1,293,276	307,303
Noninterest-bearing deposits	397,773	316,081	81,692
Other noninterest-bearing liabilities	17,492	11,718	5,774
Shareholders’ equity	206,511	154,981	51,530

Total liabilities and shareholders’ equity	$2,222,355	$1,776,056	$446,299

Noninterest Income

Noninterest income increased $560,000 or 11% to $5.7 million for the first quarter of 2005 from $5.1 million for the first quarter of 2004. The increase is primarily due to increased merchant services fees and earnings on bank owned life insurance (“BOLI”) policies. Merchant services fees increased $227,000 or 15% during the first quarter of 2005 as compared to the same period in 2004. This increase is consistent with trends in prior quarters and is a result of continued gains in market share. Earnings on BOLI policies increased $123,000 or 49% during the first quarter of 2005 as compared to the same period in 2004 due to purchases of additional policies and higher yields on underlying investments. These increases were partially offset by a decrease in mortgage banking income, which dropped 16% to $422,000 from the first quarter of 2004. The decrease in mortgage banking income is consistent with prior quarterly trends and is due to declining levels of refinancing activity and originations. The Company has responded to this downward trend by restructuring its mortgage banking department late in 2004 and allocating resources to more profitable areas within Columbia Bank.

Noninterest Expense

Total noninterest expense increased 20% to $17.3 million for the first quarter of 2005 from $14.3 million for the first quarter of 2004. The increase is primarily due to higher employee compensation and benefits expense, occupancy expense and advertising and promotion expense. Compensation and benefits expense increased $1.5 million in the first quarter of 2005 as compared to the same period in 2004. The number of full-time equivalent employees increased with the acquisition of Astoria and the addition of commercial lending officers during the fourth quarter of 2004 which contributed to increased compensation costs. Additionally, the Company continues to experience higher employee benefit expenses due to rising health insurance premiums. Occupancy expense increased $246,000 or 12% during the first quarter of 2005 as compared to the same period in 2004. The increase in occupancy expense is primarily due to the Company’s sale and lease-back of its Broadway location in September 2004. The sale of the building resulted in decreased rental income received from tenants and increased rent expense. During the first quarter of 2005 advertising and promotion expense increased $233,000 or 86% as compared to the first quarter of 2004. This increase is due to residual payments associated with television commercials created early in 2004 which will continue to run throughout 2005. Consistent with historical trends, the Company’s advertising and promotional expenses are generally higher in the first quarter and decrease throughout subsequent quarters.

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding (gain) loss on sale of investment securities and net (cost) gain of OREO] was 62.2% for the first quarter of 2005 compared to 63.4% for the first quarter of 2004. The improvement (decrease) in the efficiency ratio is due to increases in net interest income resulting from loan growth and increasing short-term interest rates exceeding increases in noninterest expense categories.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended March 31,
(in thousands)	2005	2004
Net interest income (1)	$21,301	$16,872
Tax equivalent adjustment for non-taxable Investment securities interest income (2)	612	502

Adjusted net interest income	$21,913	$17,374

Noninterest income	$5,674	$5,114
(Gain) loss on sale of securities, net		6
Tax equivalent adjustment for BOLI income (2)	201	135

Adjusted noninterest income	$5,875	$5,255

Noninterest expense	$17,277	$14,349
Net gain (cost) of OREO	2	(12)

Adjusted noninterest expense	$17,279	$14,337

Efficiency ratio	64.0%	65.3%
Efficiency ratio (fully taxable-equivalent)	62.2%	63.4%
Tax Rate	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

The Company recorded an income tax provision of $2.5 million for the first quarter of 2005 compared with a provision of $2.2 million for the same period in 2004. The effective tax rate was 28% for the first quarter of 2005 compared with 30% for the first quarter of 2004. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and BOLI. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of the Company’s principal business activities. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 19.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2005	% of Total	December 31, 2004	% of Total
Commercial business	$540,177	37.6%	$488,157	35.9%
Real estate:
One-to-four family residential	47,248	3.3	49,580	3.7
Commercial and five or more family residential commercial properties	613,791	42.7	595,775	43.8

Total real estate	661,039	46.0	645,355	47.5
Real estate construction:
One-to-four family residential	28,234	2.0	26,832	2.0
Commercial and five or more family residential commercial properties	76,430	5.3	70,108	5.1

Total real estate construction	104,664	7.3	96,940	7.1
Consumer	133,900	9.3	132,130	9.7

Sub-total loans	1,439,780	100.2	1,362,582	100.2
Less: Deferred loan fees	(2,960)	(0.2)	(2,839)	(0.2)

Total loans	$1,436,820	100.0%	$1,359,743	100.0%

Loans held for sale	$9,205		$6,019

Total loans (excluding loans held for sale) at March 31, 2005 increased $77.1 million, to $1.44 billion from $1.36 billion at year-end 2004. Commercial real estate and commercial business loans contributed a majority of the growth in total loans.

Commercial Loans: As of March 31, 2005, commercial loans increased $52.0 million, or 11%, to $540.2 million from $488.2 million at year-end 2004, representing 38% of total loans at March 31, 2005 as compared with 36% of total loans at December 31, 2004. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes that increases in commercial lending during the first quarter of 2005 were due to increased confidence of business owners in response to an improving economy as well as the addition of several experienced commercial lending officers during the fourth quarter of 2004. Management expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans decreased $2.3 million to $47.2 million at March 31, 2005, representing 3% of total loans, compared with $49.6 million, or 4%, of total loans at December 31, 2004. The decrease in loans from December 31, 2004 is due to the effect of rising long-term interest rates which slowed refinancing activity and originations. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five-or-more family residential real estate lending increased $18.0 million, or 3%, to $613.8 million at March 31, 2005, representing 43% of total loans, from $595.8 million, or 44% of total loans at December 31, 2004. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $1.4 million, or 5%, to $28.2 million at March 31, 2005, representing 2% of total loans, from $26.8 million, or 2% of total loans at December 31, 2004. Commercial and five-or-more family real estate construction loans increased $6.3 million, or 9%, to $76.4 million at March 31, 2005, representing 5% of total loans, from $70.1 million, or 5% of total loans at December 31, 2004. This growth is due to the Company placing an increased emphasis on its Builder Banking program. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans: At March 31, 2005, the Company had $133.9 million of consumer loans outstanding, representing 9% of total loans, an increase of $1.8 million compared with $132.1 million at December 31, 2004. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Loans: The Company is not involved with loans to foreign companies or foreign countries.

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

Total nonperforming assets totaled $7.4 million, or 0.33% of period-end assets at March 31, 2005 from $9.1 million, or 0.42% of period-end assets at December 31, 2004.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	March 31, 2005	December 31, 2004
Nonaccrual:
Commercial business	$5,613	$6,587
Real estate:
One-to-four family residential	650	375
Commercial and five or more family residential real estate		440
Real estate construction:
One-to-four family residential	30
Consumer	890	820

Total nonaccrual loans	7,183	8,222

Restructured:
Commercial business	205	227

Total nonperforming loans	7,388	8,449

Real estate owned		680

Total nonperforming assets	$7,388	$9,129

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

Nonperforming loans were $7.4 million, or 0.51% of total loans (excluding loans held for sale) at March 31, 2005, compared to $8.4 million, or 0.62% of total loans at December 31, 2004. Nonaccrual loans decreased $1.0 million, or 13% from year-end 2004 to $7.2 million at March 31, 2005.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially, all nonperforming loans are to borrowers within the states of Washington and Oregon.

Real Estate Owned: Real estate owned (“REO”), is comprised of property from foreclosed real estate loans. During the first quarter of 2005, the Company sold all of its REO property totaling $680,000 for net realized gains of $5,000. There were no foreclosures or additions to REO, recoveries of previously charged-off balances or write-downs during the first quarter of 2005.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. The Company had no outstanding OPPO balance at March 31, 2005 and December 31, 2004. There were no foreclosures, additions or charge-offs of OPPO during the first quarter of 2005.

Provision and Allowance for Loan Losses

At March 31, 2005, the Company’s allowance for loan losses was $20.2 million, or 1.40% of total loans (excluding loans held for sale), 273% of nonperforming loans, and 273% of nonperforming assets. This compares with an allowance of $19.9 million, or 1.46% of the total loan portfolio, excluding loans held for sale, 235% of nonperforming loans, and 218% of nonperforming assets at December 31, 2004. In the first quarter of 2005, the Company allocated $890,000 to its provision for loan losses, compared to $300,000 in the first quarter of 2004. The increase in the provision for loan losses is due to the significant growth in the Company’s loan portfolio.

The Company has used the same methodology for allowance calculations for the first quarter of 2005 and the year-ended December 31, 2004. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. There were no significant changes during the first quarter of 2005 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures continue to improve into the first quarter of 2005 from the year-ended 2004 and are some of the strongest in the Company’s history. Management carefully monitors the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2005	2004
Beginning balance	$19,881	$20,261
Charge-offs:
Commercial business	(221)	(665)
Commercial real estate	(665)
Consumer	(19)	(49)

Total charge-offs	(905)	(714)
Recoveries:
Commercial business	78	22
Commercial real estate	210
Consumer	25	89

Total recoveries	313	111

Net charge-offs	(592)	(603)
Provision charged to expense	890	300

Ending balance	$20,179	$19,958

Total loans, net at end of period (1)	$1,436,820	$1,131,531

Allowance for loan losses to total loans	1.40%	1.76%

(1)	Excludes loans held for sale

In the first quarter of 2005, net charge-offs totaled $592,000 compared to net charge-offs of $603,000 during the same period of 2004. The net charge-offs during these periods were comprised of several loans.

Securities

At March 31, 2005, the Company’s securities (securities available for sale and securities held to maturity) decreased $23.9 million, or 4% to $608.1 million from $632.0 million at year-end 2004. In the first quarter of 2005, the Company purchased $2.9 million and received principal payments of $17.0 million and sold $1.6 million of securities at book value resulting in no gain or loss. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At March 31, 2005, the market value of securities available for sale had an unrealized loss of $3.2 million (net of tax) as compared to an unrealized gain of $909,000 (net of tax) at December 31, 2004. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

(in thousands)	March 31, 2005	December 31, 2004
U.S. Government agency	$159,915	$163,388
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	338,035	358,067
State & municipal securities	105,415	105,606
Other securities	1,653	1,836

Total	$605,018	$628,897

Securities Held to Maturity

(in thousands)	March 31, 2005	December 31, 2004
State & municipal securities	$3,102	$3,101

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $6.1 million to $1.87 billion at March 31, 2005 from $1.86 billion at December 31, 2004. Core deposits (demand deposit, savings, and money market accounts) increased $11.5 million, or 1% and certificate of deposit balances decreased $5.4 million, or 1% compared to year-end 2004. Average core deposits decreased $2.6 million from quarter ended December 31, 2004 to $1.38 billion for the quarter ended March 31, 2005.

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

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At March 31, 2005, brokered and other wholesale deposits (excluding public deposits) totaled $10.9 million, less than 1% of total deposits, down from $11.0 million at December 31, 2004. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At March 31, 2005, the Company had FHLB advances of $128.0 million, compared to advances of $68.7 million at December 31, 2004. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 6.31% at March 31, 2005. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company. At December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), “Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations are now classified as long-term subordinated debt and the Company’s related investment in the Trust is recorded in other assets. The balance of the long-term subordinated debt was $22.3 million at March 31, 2005 and $22.2 million at December 31, 2004. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, The Company has a $10.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At March 31, 2005 and December 31, 2004, the outstanding balance was $2.5 million with an interest rate of 4.55% and 4.10%, respectively. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company.

	Payments due within time period at March 31, 2005
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,408	$5,367	$5,092	$14,289	$28,156
Capital lease	154	231			385
FHLB advances	128,000				128,000
Other borrowings		2,500			2,500
Long-term subordinated debt				22,262	22,262

Total	$131,562	$8,098	$5,092	$36,551	$181,303

At March 31, 2005, the Company had commitments to extend credit of $605.9 million compared to $588.2 million at December 31, 2004.

Capital Resources

Shareholders’ equity at March 31, 2005 was $204.8 million, up 1% from $203.2 million at December 31, 2004. The increase is due primarily to net income of $6.3 million for the quarter ended March 31, 2005. Shareholders’ equity was 9.13%, and 9.33% of total period-end assets at March 31, 2005, and December 31, 2004, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2005 and December 31, 2004.

	Company		Columbia Bank		Astoria		Requirements
	3/31/2005	12/31/2004	3/31/2005	12/31/2004	3/31/2005	12/31/2004	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	12.78%	12.99%	12.42%	12.68%	13.72%	13.28%	8%	10%

Tier 1 risk-based capital ratio	11.57%	11.75%	11.20%	11.43%	12.56%	12.15%	4%	6%

Leverage ratio	8.98%	8.99%	8.78%	8.83%	9.02%	10.30%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2005 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2004. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	EXHIBITS

3.1	The Second Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 6, 2005	By	/s/ Melanie J. Dressel
Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2005	By	/s/ Gary R. Schminkey
Gary R. Schminkey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)