Form 10-Q
period 2005-06-30
COLUMBIA BANKING SYSTEM INC
filed 2005-08-05
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-20288

COLUMBIA BANKING SYSTEM, INC.

(Exact name of issuer as specified in its charter)

Washington	91-1422237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 “A” Street Tacoma, Washington	98402-2156
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s Common Stock outstanding at July 31, 2005 was 15,732,249.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2005	2004	2005	2004
Interest Income
Loans	$24,313	$16,415	$46,135	$32,464
Securities available for sale	5,585	4,612	11,308	9,651
Securities held to maturity	16	26	32	54
Deposits with banks	15	165	24	178

Total interest income	29,929	21,218	57,499	42,347
Interest Expense
Deposits	5,820	3,962	11,002	7,877
Federal Home Loan Bank advances	1,345		2,051	80
Long-term obligations	381	280	728	542
Other borrowings	37		71

Total interest expense	7,583	4,242	13,852	8,499

Net Interest Income	22,346	16,976	43,647	33,848
Provision for loan losses	370		1,260	300

Net interest income after provision for loan losses	21,976	16,976	42,387	33,548
Noninterest Income
Service charges and other fees	2,797	2,745	5,433	5,272
Mortgage banking	336	661	758	1,164
Merchant services fees	2,248	1,841	4,037	3,403
Loss on sale of investment securities, net				(6)
Bank owned life insurance (BOLI)	354	346	727	596
Other	393	278	847	556

Total noninterest income	6,128	5,871	11,802	10,985
Noninterest Expense
Compensation and employee benefits	9,438	7,875	18,706	15,661
Occupancy	2,577	2,000	4,909	4,086
Merchant processing	841	750	1,548	1,402
Advertising and promotion	535	894	1,039	1,165
Data processing	729	563	1,436	1,078
Legal and professional services	934	668	1,698	1,296
Taxes, licenses and fees	486	405	951	789
Net (gains) cost of other real estate owned	(7)	62	(9)	74
Other	2,981	1,962	5,513	3,977

Total noninterest expense	18,514	15,179	35,791	29,528

Income before income taxes	9,590	7,668	18,398	15,005
Provision for income taxes	2,792	2,254	5,302	4,440

Net Income	$6,798	$5,414	$13,096	$10,565

Net income per common share:
Basic	$0.44	$0.38	$0.84	$0.74
Diluted	0.43	0.37	0.83	0.73
Dividends paid per common share	$0.09	$0.07	$0.16	$0.12
Average number of common shares outstanding	15,664	14,241	15,635	14,194
Average number of diluted common shares outstanding	15,898	14,463	15,862	14,425

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			June 30, 2005	December 31, 2004
Assets
Cash and due from banks			$77,672	$54,287
Interest-earning deposits with banks			403	369

Total cash and cash equivalents			78,075	54,656
Securities available for sale at fair value (amortized cost of $595,319 and $627,519, respectively)			596,019	628,897
Securities held to maturity (fair value of $3,180 and $3,199, respectively)			3,102	3,101
Federal Home Loan Bank stock at cost			10,453	10,761
Loans held for sale			14,400	6,019
Loans, net of unearned income of ($3,068) and ($2,839), respectively			1,510,043	1,359,743
Less: allowance for loan losses			20,587	19,881

Loans, net			1,489,456	1,339,862
Interest receivable			10,407	9,582
Premises and equipment, net			44,431	44,774
Real estate owned				680
Goodwill			29,723	29,723
Other assets			50,498	49,495

Total Assets			$2,326,564	$2,177,550

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing			$422,410	$392,173
Interest-bearing			1,476,623	1,471,855

Total deposits			1,899,033	1,864,028
Federal Home Loan Bank advances			171,000	68,700
Other borrowings			2,849	2,500
Long-term subordinated debt			22,279	22,246
Other liabilities			16,615	16,922

Total liabilities			2,111,776	1,974,396
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	June 30, 2005	December 31, 2004
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	15,696	15,594	161,186	159,693
Retained earnings			53,146	42,552
Accumulated other comprehensive income – Unrealized gains on securities available for sale, net of tax			456	909

Total shareholders’ equity			214,788	203,154

Total Liabilities and Shareholders’ Equity			$2,326,564	$2,177,550

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount
Balance at January 1, 2004	14,105	$112,675	$38,210	$(513)	$150,372
Comprehensive income:
Net income			22,513		22,513
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4	4
Unrealized gains on securities available for sale, net of tax of $743				1,418	1,418

Total comprehensive income					23,935
Issuance of stock under stock option and other plans	211	2,910			2,910
Tax benefit associated with stock options		342			342
Issuance of stock in acquisition	1,278	29,305			29,305
Issuance of shares of common stock – 5% stock dividend		14,461	(14,461)
Cash dividends paid on common stock			(3,710)		(3,710)

Balance at December 31, 2004	15,594	159,693	42,552	909	203,154

Comprehensive income:
Net income			13,096		13,096
Unrealized losses on securities available for sale, net of tax of $244				(453)	(453)

Total comprehensive income					12,643
Issuance of stock under stock option and other plans	102	1,294			1,294
Tax benefit associated with stock options		199			199
Cash dividends paid on common stock			(2,502)		(2,502)

Balance at June 30, 2005	15,696	$161,186	$53,146	$456	$214,788

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
Operating Activities
Net income	$13,096	$10,565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,260	300
Deferred income tax benefit	(144)	(3,276)
Tax benefit associated with stock options	(199)	(18)
(Gains) losses on sale of real estate owned and other personal property owned	(9)	74
Depreciation and amortization	4,917	4,198
Net realized (gain) loss on sale of assets	(215)	13
Increase in loans held for sale	(8,381)	(2,039)
Increase in interest receivable	(825)	(45)
Increase (decrease) in interest payable	579	(20)
Stock dividends from Federal Home Loan Bank stock	(44)	(123)
Net changes in other assets and liabilities	(1,482)	2,911

Net cash provided by operating activities	8,553	12,540
Investing Activities
Proceeds from maturities of securities available for sale	3,375	522
Purchases of securities available for sale	(5,908)	(28,550)
Proceeds from sales of securities available for sale	1,618	13,993
Proceeds from maturities of mortgage-backed securities available for sale	29,677	48,243
Purchases of mortgage-backed securities available for sale		(10,239)
Proceeds from maturities of securities held to maturity		195
Purchases of Federal Home Loan Bank stock	(2,565)
Proceeds from sales of Federal Home Loan Bank stock	2,917
Loans originated and acquired, net of principal collected	(150,154)	(52,157)
Purchases of premises and equipment	(2,385)	(1,343)
Proceeds from disposal of premises and equipment	1,009	54
Proceeds from sales of real estate and other personal property owned	689	649

Net cash used in investing activities	(121,727)	(28,633)
Financing Activities
Net increase in deposits	34,997	126,919
Proceeds from Federal Home Loan Bank advances	593,850	56,100
Repayment of Federal Home Loan Bank advances	(491,550)	(72,600)
Cash dividends paid on common stock	(2,502)	(1,622)
Proceeds from other borrowings	349	1,000
Proceeds from issuance of common stock, net	1,493	2,316
Other, net	(44)	33

Net cash provided by financing activities	136,593	112,146
Increase in cash and cash equivalents	23,419	96,053
Cash and cash equivalents at beginning of period	54,656	50,634

Cash and cash equivalents at end of period	$78,075	$146,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,228	$8,708
Cash paid for income taxes	4,764	3,648
Supplemental disclosures of noncash investing and financing activities:
Purchase of equipment under capital lease	$80

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern Oregon coastal area. At June 30, 2005, the Company conducted its banking services in 40 office locations with nearly all of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank”). In Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Bank of Astoria (“Astoria”), which was acquired on October 1, 2004. Astoria’s results of operations were included in the Company’s results beginning on the acquisition date. As such, the financial results presented in this report for the three months and six months ended June 30, 2004 do not include the results of operations of Astoria. See Note 2 of the consolidated financial statements in the Company’s 2004 Annual Report for additional information pertaining to the acquisition.

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Astoria. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005. Certain reclassifications of prior year amounts have been made to conform to current classification. These reclassifications had no effect on net income. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculations of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 234,000 and 222,000 for the three months ended June 30, 2005 and 2004, respectively, and 227,000 and 231,000 for the six months ended June 30, 2005 and 2004, respectively.

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

(dollars in thousands, except per share)	For The Three Months Ended 6/30/2005	For The Three Months Ended 6/30/2004	For The Six Months Ended 6/30/2005	For The Six Months Ended 6/30/2004
Net income attributable to common stock:
As reported	$6,798	$5,414	$13,096	$10,565
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of tax	(70)	(95)	(577)	(191)

Pro forma net income	$6,728	$5,319	$12,519	$10,374

Net income per common share:
Basic:
As reported	$0.44	$0.38	$0.84	$0.74
Pro forma	0.43	0.37	0.80	0.73
Diluted:
As reported	$0.43	$0.37	$0.83	$0.73
Pro forma	0.42	0.37	0.79	0.72

3. Dividends

On January 27, 2005, the Company declared a quarterly cash dividend of $0.07 per share, payable on February 23, 2005, to shareholders of record at the close of business February 9, 2005. On April 27, 2005, the Company declared a quarterly cash dividend of $0.09 per share, payable on May 25, 2005, to shareholders of record at the close of business May 12, 2005. Subsequent to quarter-end, on July 28, 2005, the Company declared a quarterly cash dividend of $0.11 per share, payable on August 24, 2005, to shareholders of record at the close of business August 10, 2005. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Astoria to the Company are subject to both Federal and State regulatory requirements.

4. Business Segment Information

Within Washington state, the Company is managed along three major lines of business: commercial banking, retail banking, and real estate lending. In Oregon, the Company operates as one segment through the Astoria banking subsidiary. The treasury function of the Company, included in the “Other” category, although not considered a line of business, is responsible for the management of investments and interest rate risk.

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

The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices. Real estate lending offers single-family residential, multi-family residential, and commercial real estate loans.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions.

Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended June 30, 2005
	Oregon	Washington
(in thousands)	Astoria (1)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$2,055	$5,090	$12,974	$1,783	$74	$21,976
Other income	250	260	1,569	291	3,758	6,128
Other expense	(1,468)	(1,774)	(4,587)	(544)	(10,141)	(18,514)

Contribution to overhead and profit	837	3,576	9,956	1,530	(6,309)	9,590
Income taxes						(2,792)

Net income						$6,798

Total assets	$209,310	$734,034	$469,992	$276,480	$636,748	$2,326,564

	Three Months Ended June 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$4,292	$7,505	$2,919	$2,260	$16,976
Other income	194	1,673	657	3,347	5,871
Other expense	(865)	(4,407)	(634)	(9,273)	(15,179)

Contribution to overhead and profit	3,621	4,771	2,942	(3,666)	7,668
Income taxes					(2,254)

Net income					$5,414

Total assets	$487,465	$469,818	$251,332	$653,008	$1,861,623

	Six Months Ended June 30, 2005
	Oregon	Washington
(in thousands)	Astoria (1)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$3,987	$9,993	$24,424	$3,689	$294	$42,387
Other income	507	521	3,085	686	7,003	11,802
Other expense	(2,804)	(4,013)	(8,962)	(962)	(19,050)	(35,791)

Contribution to overhead and profit	1,690	6,501	18,547	3,413	(11,753)	18,398
Income taxes						(5,302)

Net income						$13,096

Total assets	$209,310	$734,034	$469,992	$276,480	$636,748	$2,326,564

	Six Months Ended June 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$8,325	$14,598	$5,842	$4,783	$33,548
Other income	429	3,381	1,159	6,016	10,985
Other expense	(1,936)	(8,978)	(1,128)	(17,486)	(29,528)

Contribution to overhead and profit	6,818	9,001	5,873	(6,687)	15,005
Income taxes					(4,440)

Net income					$10,565

Total assets	$487,465	$469,818	$251,332	$653,008	$1,861,623

(1)	Acquisition of Bank of Astoria completed on October 1, 2004.

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

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2005 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$143,323	$(1,311)	$10,154	$(140)	$153,477	$(1,451)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	98,615	(822)	140,713	(2,239)	239,328	(3,061)
State and municipal securities	18,929	(226)	2,598	(90)	21,527	(316)

Total	$260,867	$(2,359)	$153,465	$(2,469)	$414,332	$(4,828)

Based on management’s evaluation and intent, none of the unrealized losses summarized above are considered other-than-temporary.

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,
(in thousands)	2005 (1)	2004
Net income as reported	$6,798	$5,414
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	5,661	(18,789)
Tax (expense) benefit	(1,963)	6,576

Net unrealized gains (losses) on securities available for sale, net of tax	3,698	(12,213)

Total comprehensive income (loss)	$10,496	$(6,799)

	Six Months Ended June 30,
(in thousands)	2005 (1)	2004
Net income as reported	$13,096	$10,565
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses arising during the period	(697)	(9,165)
Tax benefit	244	3,212

Net unrealized losses on securities available for sale, net of tax	(453)	(5,953)
Less: reclassification adjustment of realized losses on securities available for sale		(6)
Tax benefit		2

Net realized losses on sale of securities available for sale, net of tax		(4)

Total comprehensive income	$12,643	$4,608

(1)	Acquisition of Bank of Astoria completed on October 1, 2004.

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

The following table presents activity in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Beginning balance	$20,179	$19,958	$19,881	$20,261
Provision charged to expense	370		1,260	300
Loans charged-off	(120)	(216)	(1,025)	(930)
Recoveries	158	27	471	138

Ending balance	$20,587	$19,769	$20,587	$19,769

8. Goodwill and Intangible Assets

As a result of the acquisition of Astoria in October 2004, the Company had $29.7 million in goodwill at June 30, 2005 and December 31, 2004. At June 30, 2005 and December 31, 2004, the Company had a core deposit intangible (“CDI”) asset of $3.7 million and $3.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $268,000 and $134,000 for the six months and three months ended June 30, 2005, respectively, and is included in other noninterest expense on the consolidated condensed statements of operations.

9. Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes, using the “asset and liability method” for accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets for which it is more likely than not that the deferred tax asset will not be realized.

10. New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s results of operation, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires all entities to recognize such transactions in an amount equal to the fair value of share-based payments granted to employees. On April 14, 2005, the U.S Securities and Exchange Commission announced a new rule which amends the implementation date for SFAS 123R from July 1, 2005 to January 1, 2006. The adoption of SFAS 123R is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

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

The Company’s significant wholly owned banking subsidiary, Columbia Bank, has 35 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington state, as well as the Longview and Woodland communities in southwestern Washington state. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

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

The Company has established a network of 40 branches as of June 30, 2005 from which it intends to grow market share. Western Washington state locations consist of twenty-two branches in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Northern Oregon coastal area locations consist of four branches in Clatsop County and one in Tillamook County. The Company is committed to increasing market share in the communities it serves by continuing to leverage its existing branch network and adding new branch locations that are consistent with its expansion strategy throughout the Pacific Northwest. All Washington state branches operate as Columbia Bank and all Oregon branches operate as Bank of Astoria.

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

Products & Services

The Company offers customers the support, reliability and personal relationships of a locally owned and operated community bank, combined with all the products, services and technology they would expect from a larger bank. New products, technologies and services are continually reviewed to meet customers’ financial services needs, and for business development and cost savings purposes. Some of the products and services available include tailored Commercial & Industrial, Real Estate and Real Estate Construction and Consumer lending, Business & Individual Checking, Savings & Time Deposits, Private Banking, Columbia OnLine™ (the Company’s online banking service), International, Merchant Card Services, Investment Services, Cash Management and other electronic banking services.

Market Area

Approximately 70% of the Company’s branches are centered in the South Puget Sound Region (“the South Sound”) of Washington state. Pierce County is located in the South Sound and Tacoma is the largest city in the County. The Company has 22 branch offices located in Pierce County, including the addition of the University Place branch office opened in May 2005. The Company has the largest deposit market share as of June 30, 2004 according to the annual FDIC “Market Share Report”. The South Sound is benefiting from major construction projects currently underway, including the new Tacoma Narrows Bridge Project and several commercial real estate projects including hotels, multi-family residential complexes, and office buildings. Additionally, the ongoing expansion of the Port of Tacoma has provided the South Sound with a container terminal capable of handling the largest volume of container traffic north of Los Angeles. Currently, government related employment accounts for approximately 20% of the County’s total employment with two large military installations (McChord Air Force Base and Fort Lewis Army Base). The United States Defense Department’s proposed military base consolidation is anticipated to increase military personnel employment levels within the County. Central to Pierce County’s future growth, is the development of the Fredrickson Industrial Area (“Fredrickson”), located southeast of Tacoma. Fredrickson is the largest single industrial development site in the South Sound devoted to heavy manufacturing and is anticipated to add approximately 19,000 jobs to the local economy. Currently, Fredrickson is home to several high tech, high wage manufacturing complexes, such as Toray Composite (America) which provides materials for Boeing’s newest jet, the Dreamliner.

To the north of Tacoma, King County is Washington state’s most populous at 1.8 million residents. In Seattle, located in King County, the Company has a banking office in the downtown business sector. East of Seattle, the Company has two banking offices, one in Bellevue and one in Redmond. A large portion of the economy within this area is linked to aerospace, construction, computer software and biotechnology industries. The Company has five branches in south King County, an area of residential communities whose employment base is supported by light industrial, aerospace and distribution and warehousing industries. With its close proximity to Tacoma, the south King County market area is considered an important natural extension of the Company’s Pierce County market area. The Weyerhaeuser Corporation maintains its world headquarters in Federal Way, which is located in south King County adjacent to the King/Pierce County line. The Auburn and Kent Valley areas located east of Federal Way are high residential and commercial growth markets.

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

HIGHLIGHTS

Net income for the second quarter of 2005 increased 26% to $6.8 million, or $0.43 per diluted share from $5.4 million, or $0.37 per diluted share, for the second quarter of 2004. Net income for the first six months ended June 30, 2005 increased 24% to $13.1 million, or $0.83 per diluted share, compared to $10.6 million, or $0.73 per diluted share, for the same period in 2004.

Total nonperforming assets decreased 29% from December 31, 2004 and the allowance for loan losses to nonperforming loans improved to 318% at June 30, 2005 from 235% at December 31, 2004.

Total assets reached $2.33 billion at June 30, 2005, an increase of 7% from December 31, 2004.

Total loans increased $150.3 million to $1.51 billion at June 30, 2005, an 11% increase from December 31, 2004.

The Company opened its University Place location in May 2005, bringing its total branch offices to 40 at June 30, 2005.

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

Net Interest Income

Net interest income for the second quarter of 2005 increased 32% to $22.3 million, from $17.0 million in the second quarter of 2004. For the first six months ended June 30, 2005, net interest income increased 29% to $43.6 million from $33.8 million for the same period in 2004. The Company was able to increase net interest income during the second quarter and first six months of 2005, as compared to the same periods in 2004, through significant loan growth coupled with increasing short-term interest rates and core deposit growth. Average total loans increased $348.4 million and $315.8 million during the second quarter and first six months of

2005, respectively, as compared to the same periods in 2004. The increase in average loans coupled with rising short-term interest rates accounted for the majority of the Company’s increased interest income. The Company was able to manage interest expense through funding loan growth with advances from the Federal Home Loan Bank (“FHLB”) and core deposits. Average FHLB advances increased $172.0 million and $126.7 million and average core deposits increased $178.8 million and $224.4 million during the second quarter and first six months of 2005, respectively.

The Company’s net interest margin (net interest income divided by average interest-earning assets) increased to 4.36% in the second quarter of 2005 from 4.10% in the second quarter of 2004. Average interest-earning assets grew to $2.11 billion, an increase of 23%, during the second quarter of 2005, compared with $1.72 billion during the same period in 2004. The yield on average interest-earning assets increased 71 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) to 5.80% during the second quarter of 2005 compared with 5.09% during the same period of 2004. Average interest-bearing liabilities increased to $1.66 billion, or 23%, during the second quarter of 2005 compared with $1.36 billion in the same period of 2004. The average cost of interest-bearing liabilities increased 57 basis points to 1.83% during the second quarter of 2005, from 1.26% in the same period of 2004.

For the first six months of 2005, the Company’s net interest margin increased to 4.36% from 4.17% for the same period in 2004. Average interest-earning assets grew by 24% to $2.08 billion during the first six months of 2005, compared with $1.68 billion during the same period in 2004. The yield on average-earning assets increased 51 basis points to 5.70% during the first six months of 2005 compared with 5.19% during the same period in 2004. Average interest-bearing liabilities grew to $1.63 billion, or 23%, during the first six months of 2005, compared with $1.32 billion in the same period of 2004. The cost of average interest-bearing liabilities increased 42 basis points to 1.71% during the first six months of 2005 compared to 1.29% for the same period in 2004.

The increase in the Company’s net interest margin for both the second quarter and first six months of 2005, as compared to the same periods in 2004, is primarily due to increases in short-term interest rates. The Target Federal Funds rate has increased 200 basis points since June 30, 2004. Increased yields as a result of the upward movement of short-term rates have been offset by increased costs on interest bearing deposit accounts. The Company has been able to manage its cost of funds through continued growth in average core deposits, which increased $178.8 million and $224.4 million, for the second quarter and first six months of 2005, respectively, as compared to the same period in 2004. At June 30, 2005, the Company estimates that its balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, the Company’s net interest margin may increase during a rising rate environment and may decrease in a declining rate environment.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2005	2004	Amount	2005	2004	Amount
ASSETS
Loans	$1,498,990	$1,150,611	$348,379	$1,454,303	$1,138,487	$315,816
Securities	612,455	498,553	113,902	622,377	504,655	117,722
Interest earnings deposits with banks	1,939	67,661	(65,722)	1,665	36,588	(34,923)

Total interest-earning assets	2,113,384	1,716,825	396,559	2,078,345	1,679,730	398,615
Other earning assets	35,909	31,923	3,986	35,716	31,767	3,949
Noninterest-earning assets	148,004	109,334	38,670	145,972	105,572	40,400

Total assets	$2,297,297	$1,858,082	$439,215	$2,260,033	$1,817,069	$442,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,464,816	$1,332,494	$132,322	$1,465,821	$1,287,776	$178,045
Federal Home Loan Bank advances	172,050		172,050	140,512	13,807	126,705
Long-term subordinated debt	22,268	22,203	65	22,260	22,194	66
Other borrowings	2,500	1,000	1,500	2,507	709	1,798
Other interest bearing liabilities	328		328	347		347

Total interest-bearing liabilities	1,661,962	1,355,697	306,265	1,631,447	1,324,486	306,961
Noninterest-bearing deposits	409,392	332,003	77,389	403,615	324,043	79,572
Other noninterest-bearing liabilities	16,079	12,051	4,028	16,774	11,884	4,890
Shareholders’ equity	209,864	158,331	51,533	208,197	156,656	51,541

Total liabilities and shareholders’ equity	$2,297,297	$1,858,082	$439,215	$2,260,033	$1,817,069	$442,964

Noninterest Income

Noninterest income increased $257,000 or 4% to $6.1 million for the second quarter of 2005 from $5.9 million for the second quarter of 2004. Noninterest income increased $817,000 or 7% to $11.8 million for the first six months of 2005 from $11.0 million for the first six months of 2004. The increase in noninterest income for both periods is primarily due to continued growth in the merchant services department. Merchant services revenue increased 22% and 19%, to $2.2 million and $4.0 million, for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. This increase is due to the addition of new merchants as well as increased expansion activity of existing clients. Additionally, the Company has benefited from modest increases in both income from bank owned life insurance (BOLI) policies and service fees on deposits. The increases in noninterest income were partially offset by continued declines in mortgage banking income stemming from decreased refinancing activity. Mortgage banking income decreased $325,000 and $406,000, for the second quarter and first six months of 2005, respectively.

During the first six months of 2005 the Company sold $1.6 million of available for sale securities and $2.9 million of FHLB stock at their carrying value resulting in no gains or losses. During the same period in 2004, the Company sold $14.0 million of available for sale securities resulting in realized losses of $6,000. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow.

Noninterest Expense

Total noninterest expense increased 22% to $18.5 million for the second quarter of 2005 from $15.2 million for the second quarter of 2004. For the first six months of 2005 total noninterest expense increased 21% to $35.8 million from $29.5 million as compared to the same period in 2004. The increase for both periods is primarily due to increased compensation and employee benefit expenses, occupancy costs, data processing expenses and legal and professional services fees. The increases in these expense categories were partially offset by decreased advertising and promotion expenses. Other noninterest expense increased $1.0 million and $1.5 million during the second quarter and first six months of 2005, respectively.

Compensation and employee benefits expenses increased $1.6 million and $3.0 million in the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Contributing to this increase was the acquisition of Astoria and the addition of commercial lending officers during the fourth quarter of 2004 which resulted in additional full-time equivalent employees. Consistent with national trends, the Company continues to experience higher employee benefit expenses due to rising health insurance premiums. Occupancy costs increased $577,000 and $823,000 for the second quarter and first six months of 2005, respectively, as a result of the Company’s sale and lease-back of its Broadway location in September 2004. The sale of the building resulted in decreased rental income received from tenants and increased rent expense, offset by an amortized gain on sale of the building reported in noninterest income. As a direct result of Company growth, data processing expenses increased $166,000 and $358,000 for the second quarter and first six months of 2005, respectively. Legal and professional services fees continue to increase as a result of Sarbanes-Oxley compliance and audit related services. Legal and professional services fees increased $266,000 and $402,000 during the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. These increases were partially offset by declining advertising and promotion expenses, which decreased $359,000 and $126,000 during the second quarter and first six months of 2005. This decrease is due to expenses incurred during 2004 related to television advertising.

The following table presents selected items included in noninterest expense and the associated change from period to period:

	Three months ended June 30,			Increase (Decrease) Amount	Six months ended June 30,			Increase (Decrease) Amount
(in thousands)	2005	2004			2005	2004
Core deposit intangible amortization	$134	$		$134	$268	$		$268
Telephone & network communications	261		193	68	546		411	135
Software support & maintenance	135		89	46	261		144	117
FRB processing fees	152		89	63	290		181	109
Supplies	284		236	48	532		424	108
Investor relations	124		42	82	153		66	87
Postage	285		235	50	570		518	52
Travel	99		61	38	151		102	49
Insurance	121		100	21	242		199	43
Sponsorships & charitable contributions	217		190	27	371		329	42
Regulatory premiums	85		73	12	169		130	39
Other	1,084		654	430	1,960		1,473	487

Total other non-interest expense	$2,981		$1,962	$1,019	$5,513		$3,977	$1,536

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities and net cost (gain) of OREO] was 63.2% for the second quarter 2005 and was 62.7% for the first six months of 2005, compared to 64.2% and 63.8% for the second quarter and first six months of 2004, respectively. The improvement (decrease) in the efficiency ratio is due to increases in net interest income resulting from loan growth and increasing short-term interest rates exceeding increases in noninterest expense categories.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net interest income (1)	$22,346	$16,976	$43,647	$33,848
Tax equivalent adjustment for non-taxable
Investment securities interest income (2)	627	519	1,239	1,021

Adjusted net interest income	$22,973	$17,495	$44,886	$34,869

Noninterest income	$6,128	$5,871	$11,802	$10,985
Loss on sale of investment securities, net				6
Tax equivalent adjustment for BOLI income (2)	191	186	392	321

Adjusted noninterest income	$6,319	$6,057	$12,194	$11,312

Noninterest expense	$18,514	$15,179	$35,791	$29,528
Net gain (cost) of OREO	7	(62)	9	(74)

Adjusted noninterest expense	$18,521	$15,117	$35,800	$29,454

Efficiency ratio	65.0%	66.4%	64.5%	65.9%
Efficiency ratio (fully taxable-equivalent)	63.2%	64.2%	62.7%	63.8%
Tax Rate	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

The Company recorded an income tax provision of $2.8 million and $5.3 million for the second quarter and first six months of 2005, respectively, compared with a provision of $2.3 million and $4.4 million for the same periods in 2004. The effective tax rate was 29% for both the second quarter of 2005 and 2004 and was 29% and 30% for the six months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Additionally, the Company assesses whether an impairment of a loan warrants specific reserves or a write-down of the loan. See “Provision and Allowance For Loan Losses” on page 21.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2005	% of Total	December 31, 2004	% of Total
Commercial business	$570,303	37.8%	$488,157	35.9%
Real estate:
One-to-four family residential	45,724	3.0	49,580	3.7
Commercial and five or more family residential commercial properties	627,391	41.5	595,775	43.8

Total real estate	673,115	44.5	645,355	47.5
Real estate construction:
One-to-four family residential	31,340	2.1	26,832	2.0
Commercial and five or more family residential commercial properties	97,117	6.4	70,108	5.1

Total real estate construction	128,457	8.5	96,940	7.1
Consumer	141,236	9.4	132,130	9.7

Sub-total loans	1,513,111	100.2	1,362,582	100.2
Less: Deferred loan fees	(3,068)	(0.2)	(2,839)	(0.2)

Total loans	$1,510,043	100.0%	$1,359,743	100.0%

Loans held for sale	$14,400		$6,019

Total loans (excluding loans held for sale) at June 30, 2005 increased $150.3 million, to $1.51 billion from $1.36 billion at year-end 2004. Over 50% of the Company’s loan growth since December 31, 2004 was in commercial business loans, excluding commercial real estate loans.

Commercial Loans: As of June 30, 2005, commercial loans increased $82.1 million, or 16.8%, to $570.3 million from $488.2 million at year-end 2004, representing 37.8% of total loans at June 30, 2005 as compared with 35.9% of total loans at December 31, 2004. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes that increases in commercial lending during the first six months of 2005 were due to increased confidence of business owners in response to an improving economy. Management expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans decreased $3.9 million to $45.7 million at June 30, 2005, representing 3.0% of total loans, compared with $49.6 million, or 3.7%, of total loans at December 31, 2004. The decrease in loans from December 31, 2004 is due to the effect of decreased refinancing activity. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five-or-more family residential real estate lending increased $31.6 million, or 5%, to $627.4 million at June 30, 2005, representing 41.5% of total loans, from $595.8 million, or 43.8% of total loans at December 31, 2004. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $4.5 million, or 17%, to $31.3 million at June 30, 2005, representing 2.1% of total loans, from $26.8 million, or 2.0% of total loans at December 31, 2004. Commercial and five-or-more family real estate construction loans increased $27.0 million, or 39%, to $97.1 million at June 30, 2005, representing 6.4% of total loans, from $70.1 million, or 5.1% of total loans at December 31, 2004. This growth is due to the Company placing an increased emphasis on its Builder Banking program. The Company endeavors to limit its construction lending risk through adherence to strict underwriting procedures.

Consumer Loans: At June 30, 2005, the Company had $141.2 million of consumer loans outstanding, representing 9.4% of total loans, an increase of $9.1 million, or 7%, compared with $132.1 million at December 31, 2004. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Loans: The Company’s banking subsidiaries are not involved with loans to foreign companies or foreign countries.

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

Total nonperforming assets decreased 29% to $6.5 million, or 0.28% of period-end assets at June 30, 2005 from $9.1 million, or 0.42% of period-end assets at December 31, 2004.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	June 30, 2005	December 31, 2004
Nonaccrual:
Commercial business	$4,985	$6,587
Real estate:
One-to-four family residential	468	375
Commercial and five or more family residential real estate		440
Consumer	851	820

Total nonaccrual	$6,304	$8,222

Restructured:
Commercial business	178	227

Total nonperforming loans	$6,482	$8,449

Real estate owned		680

Total nonperforming assets	$6,482	$9,129

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

Nonperforming loans were $6.5 million, or 0.43% of total loans (excluding loans held for sale) at June 30, 2005, compared to $8.4 million, or 0.62% of total loans at December 31, 2004. Nonaccrual loans decreased $1.9 million, or 23% from year-end 2004 to $6.3 million at June 30, 2005.

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

Real Estate Owned: Real estate owned (“REO”), is comprised of property from foreclosed real estate loans. During the second quarter of 2005, the Company added $315,000 of REO property and sold the property for net realized gains of $7,000, compared to net realized costs of $62,000 for the same period in 2004. For the six months ended June 30, 2005, the Company sold $995,000 of REO property for net realized gains of $9,000, compared to net realized costs of $74,000 for the same period in 2004. There were no foreclosures, recoveries of previously charged-off balances or write-downs during the first six months of 2005.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. The Company had no outstanding OPPO balance at June 30, 2005 and December 31, 2004. There were no foreclosures, additions or charge-offs of OPPO during the first six months of 2005.

Provision and Allowance for Loan Losses

At June 30, 2005, the Company’s allowance for loan losses was $20.6 million, or 1.36% of total loans (excluding loans held for sale), 318% of nonperforming loans, and 318% of nonperforming assets. This compares with an allowance of $19.9 million, or 1.46% of the total loan portfolio, excluding loans held for sale, 235% of nonperforming loans, and 218% of nonperforming assets at December 31, 2004. During the second quarter and the first six months of 2005, the Company allocated $370,000 and $1.3 million to its provision for loan losses, respectively. The Company took no provision during the second quarter of 2004 and $300,000 during the first six months of 2004. The increase in the provision for loan losses is due to the significant growth in the Company’s loan portfolio.

There have been no significant changes during the first six months of 2005 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance for loan losses. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures continue to improve into the second quarter of 2005 from the year-ended 2004 and are some of the strongest in the Company’s history. Management carefully monitors the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Beginning balance	$20,179	$19,958	$19,881	$20,261
Charge-offs:
Commercial business	(20)	(132)	(241)	(797)
Commercial real estate		(4)	(665)	(4)
Consumer	(100)	(80)	(119)	(129)

Total charge-offs	(120)	(216)	(1,025)	(930)
Recoveries:
Commercial business	29	21	107	43
Commercial real estate	60		270
Real estate construction: One-to-four family residential		1		1
Consumer	69	5	94	94

Total recoveries	158	27	471	138

Net recoveries (charge-offs)	38	(189)	(554)	(792)
Provision charged to expense	370		1,260	300

Ending balance	$20,587	$19,769	$20,587	$19,769

Total loans, net at end of period (1)	$1,510,043	$1,130,508	$1,510,043	$1,130,508

Allowance for loan losses to total loans	1.36%	1.75%	1.36%	1.75%

(1)	Excludes loans held for sale

During the second quarter of 2005, the Company had net loan recoveries of $38,000, compared to net loan charge-offs of $189,000 in the same period of 2004. For the first six months of 2005, the Company had net loan charge-offs of $554,000, compared to $792,000 during the same period of 2004. The net charge-offs during the first six months of 2005 and 2004 were comprised of several loans.

Securities

At June 30, 2005, the Company’s securities (securities available for sale and securities held to maturity) decreased $32.9 million, or 5% to $599.1 million from $632.0 million at year-end 2004. During the second quarter of 2005, the Company purchased $3.0 million and received principal payments of $16.1 million. There were no sales of securities during the second quarter of 2005 or 2004. During the first six months of 2005 the Company purchased $5.9 million, received principal payments and maturities of $33.1 million and sold $1.6 million of securities available for sale at their carrying value resulting in no gain or loss. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At June 30, 2005, the market value of securities available for sale had an unrealized gain of $456,000 (net of tax) as compared to an unrealized gain of $909,000 (net of tax) at December 31, 2004. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

(in thousands)	June 30, 2005	December 31, 2004
U.S. Government agency	$158,951	$163,388
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	325,464	358,067
State & municipal securities	110,185	105,606
Other securities	1,419	1,836

Total	$596,019	$628,897

Securities Held to Maturity

(in thousands)	June 30, 2005	December 31, 2004
State & municipal securities	$3,102	$3,101

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $35.0 million, or 2%, to $1.90 billion at June 30, 2005 from $1.86 billion at December 31, 2004. Core deposits (demand deposit, savings, and money market accounts) increased $35.4 million, or 3% during the first six months of 2005 and certificate of deposit balances decreased $332,000, or 1% compared to year-end 2004. Average core deposits increased to $1.40 billion during the second quarter of 2005, from $1.38 billion in the fourth quarter 2004 and from $1.22 billion in the second quarter of 2004.

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

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At June 30, 2005, brokered and other wholesale deposits (excluding public deposits) totaled $10.9 million, less than 1% of total deposits, down from $11.0 million at December 31, 2004. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At June 30, 2005, the Company had FHLB advances of $171.0 million, compared to advances of $68.7 million at December 31, 2004. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 6.79% at June 30, 2005. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company. At December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), “Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations are now classified as long-term subordinated debt and the Company’s related investment in the Trust is recorded in other assets. The balance of the long-term subordinated debt was $22.3 million at June 30, 2005 and $22.2 million at December 31, 2004. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

During the second quarter of 2005, The Company renewed its line of credit with a large commercial bank thereby increasing the available line to $20.0 million at June 30, 2005. The interest rate on the line is indexed to LIBOR. At June 30, 2005 and December 31, 2004, the outstanding balance was $2.5 million with an interest rate of 5.04% and 4.10%, respectively. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company.

	Payments due within time period at June 30, 2005
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,392	$4,530	$5,092	$14,289	$27,303
Capital lease	159	228			387
FHLB advances	171,000				171,000
Other borrowings	349	2,500			2,849
Long-term subordinated debt				22,279	22,279

Total	$174,900	$7,258	$5,092	$36,568	$223,818

At June 30, 2005, the Company had commitments to extend credit of $646.7 million compared to $588.2 million at December 31, 2004.

Capital Resources

Shareholders’ equity at June 30, 2005 was $214.8 million, up 6% from $203.2 million at December 31, 2004. The increase is due primarily to net income of $13.1 million for the first six months of 2005. Shareholders’ equity was 9.23% and 9.33% of total period-end assets at June 30, 2005, and December 31, 2004, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2005 and December 31, 2004.

	Company		Columbia Bank		Astoria		Requirements
	6/30/2005	12/31/2004	6/30/2005	12/31/2004	6/30/2005	12/31/2004	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	12.64%	12.99%	12.28%	12.68%	13.66%	13.28%	8%	10%
Tier 1 risk-based capital ratio	11.46%	11.75%	11.09%	11.43%	12.52%	12.15%	4%	6%
Leverage ratio	8.96%	8.99%	8.71%	8.83%	9.39%	10.30%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2005 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2004. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on April 27, 2005. The following is a brief description and vote count of all proposals voted upon at the annual meeting.

Proposal 1. ELECTION OF DIRECTORS

All nine persons nominated were elected to hold office for the ensuing year.

Nominee	Votes “For”	Votes “Withheld”
Melanie J. Dressel	13,764,824	480,104
John P. Folsom	13,503,054	741,874
Frederick M. Goldberg	13,707,163	537,765
Thomas M. Hulbert	13,600,601	644,327
Thomas L. Matson, Sr.	13,711,314	533,614
Daniel C. Regis	13,591,673	653,255
Donald Rodman	13,549,384	695,544
William T. Weyerhaeuser	13,762,857	482,071
James M. Will	13,592,912	652,017

Proposal 2. AMENDMENTS TO 2000 AMENDED AND RESTATED STOCK OPTION PLAN

Shares Voted “For”	Shares Voted “Against”	Absentions
9,132,906	1,172,364	124,733

Proposal 3. AMENDMENTS TO COLUMBIA’S ARTICLES OF INCORPORATION

Shares Voted “For”	Shares Voted “Against”	Absentions
9,161,484	1,158,128	110,390

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: August 5, 2005	By	/S/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2005	By	/S/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)