Form 10-Q
period 2005-09-30
COLUMBIA BANKING SYSTEM INC
filed 2005-11-04
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

(253) 305-1900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the registrant’s Common Stock outstanding at October 31, 2005 was 15,811,049.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2005	2004	2005	2004
Interest Income
Loans	$26,080	$16,604	$72,215	$49,068
Securities available for sale	5,628	5,162	16,936	14,813
Securities held to maturity	16	27	48	81
Deposits with banks	31	144	55	322

Total interest income	31,755	21,937	89,254	64,284
Interest Expense
Deposits	6,871	4,051	17,873	11,928
Federal Home Loan Bank advances	1,100	23	3,151	103
Long-term obligations	412	296	1,140	838
Other borrowings	41	—	112	—

Total interest expense	8,424	4,370	22,276	12,869

Net Interest Income	23,331	17,567	66,978	51,415
Provision for loan losses	245	250	1,505	550

Net interest income after provision for loan losses	23,086	17,317	65,473	50,865
Noninterest Income
Service charges and other fees	2,955	2,554	8,388	7,826
Mortgage banking	189	169	947	1,333
Merchant services fees	2,355	2,002	6,392	5,405
Loss on sale of investment securities, net	—	—	—	(6)
Bank owned life insurance (“BOLI”)	400	338	1,184	934
Other	617	273	1,407	829

Total noninterest income	6,516	5,336	18,318	16,321
Noninterest Expense
Compensation and employee benefits	9,434	7,824	28,140	23,485
Occupancy	2,588	1,900	7,497	5,986
Merchant processing	906	819	2,454	2,221
Advertising and promotion	535	478	1,574	1,643
Data processing	733	616	2,169	1,694
Legal and professional services	891	1,018	2,589	2,314
Taxes, licenses and fees	529	421	1,480	1,210
Net costs (gains) of other real estate owned	1	(89)	(8)	(15)
Other	3,176	2,074	8,689	6,051

Total noninterest expense	18,793	15,061	54,584	44,589

Income before income taxes	10,809	7,592	29,207	22,597
Provision for income taxes	2,857	2,109	8,159	6,549

Net Income	$7,952	$5,483	$21,048	$16,048

Net income per common share:
Basic	$0.50	$0.38	$1.34	$1.13
Diluted	0.50	0.38	1.33	1.11
Dividends paid per common share	$0.11	$0.07	$0.27	$0.19
Average number of common shares outstanding	15,746	14,266	15,672	14,218
Average number of diluted common shares outstanding	15,940	14,481	15,852	14,439

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$88,772	$54,287
Interest-earning deposits with banks	1,818	369

Total cash and cash equivalents	90,590	54,656
Securities available for sale at fair value (amortized cost of $579,429 and $627,519, respectively)	579,240	628,897
Securities held to maturity (fair value of $2,847 and $3,199, respectively)	2,774	3,101
Federal Home Loan Bank stock at cost	10,453	10,761
Loans held for sale	6,704	6,019
Loans, net of unearned income of ($3,037) and ($2,839), respectively	1,511,386	1,359,743
Less: allowance for loan losses	20,790	19,881

Loans, net	1,490,596	1,339,862
Interest receivable	10,460	9,582
Premises and equipment, net	44,815	44,774
Real estate owned	—	680
Goodwill	29,723	29,723
Other assets	57,861	49,495

Total Assets	$2,323,216	$2,177,550

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$465,122	$392,173
Interest-bearing	1,528,678	1,471,855

Total deposits	1,993,800	1,864,028
Federal Home Loan Bank advances	59,325	68,700
Other borrowings	2,659	2,500
Long-term subordinated debt	22,295	22,246
Other liabilities	23,264	16,922

Total liabilities	2,101,343	1,974,396
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	September 30, 2005	December 31, 2004
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	15,808	15,594	162,636	159,693
Retained earnings			59,368	42,552
Accumulated other comprehensive income (loss) – Unrealized (losses) gains on securities available for sale, net of tax			(131)	909

Total shareholders’ equity			221,873	203,154

Total Liabilities and Shareholders’ Equity			$2,323,216	$2,177,550

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount
Balance at January 1, 2004	14,105	$112,675	$38,210	$(513)	$150,372
Comprehensive income:
Net income			22,513		22,513
Reclassification of net losses on securities available for sale included in net income, net of tax of $2				4	4
Unrealized gains on securities available for sale, net of tax of $743				1,418	1,418

Total comprehensive income					23,935
Issuance of stock under stock option and other plans	211	2,910			2,910
Tax benefit associated with stock options		342			342
Issuance of stock in acquisition	1,278	29,305			29,305
Issuance of shares of common stock – 5% stock dividend		14,461	(14,461)
Cash dividends paid on common stock			(3,710)		(3,710)

Balance at December 31, 2004	15,594	159,693	42,552	909	203,154

Comprehensive income:
Net income			21,048		21,048
Unrealized losses on securities available for sale, net of tax of $526				(1,040)	(1,040)

Total comprehensive income					20,008
Issuance of stock under stock option and other plans	214	2,195			2,195
Tax benefit associated with stock options		748			748
Cash dividends paid on common stock			(4,232)		(4,232)

Balance at September 30, 2005	15,808	$162,636	$59,368	$(131)	$221,873

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
Operating Activities
Net income	$21,048	$16,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,505	550
Deferred income tax expense	801	1,681
Tax benefit associated with stock options	(748)	(308)
Gains on sale of real estate owned and other personal property owned	(8)	(33)
Depreciation and amortization	6,986	6,462
Net realized (gain) loss on sale of assets	(167)	1
Increase in loans held for sale	(685)	(525)
Increase in interest receivable	(878)	(1,945)
Increase (decrease) in interest payable	500	(173)
Stock dividends from Federal Home Loan Bank stock	(43)	(185)
Net changes in other assets and liabilities	(2,363)	(1,557)

Net cash provided by operating activities	25,948	20,016
Investing Activities
Proceeds from maturities of securities available for sale	5,034	556
Purchases of securities available for sale	(5,908)	(133,647)
Proceeds from sales of securities available for sale	1,618	13,993
Proceeds from maturities of mortgage-backed securities available for sale	42,550	64,889
Purchases of mortgage-backed securities available for sale	—	(31,008)
Proceeds from maturities of securities held to maturity	328	523
Purchases of Federal Home Loan Bank stock	(2,566)	—
Proceeds from sales of Federal Home Loan Bank stock	2,917	—
Loans originated and acquired, net of principal collected	(151,018)	(86,845)
Purchases of premises and equipment	(3,891)	(1,917)
Proceeds from disposal of premises and equipment	1,048	70
Proceeds from sales of real estate and other personal property owned	688	881

Net cash used in investing activities	(109,200)	(172,505)
Financing Activities
Net increase in deposits	129,760	143,811
Proceeds from Federal Home Loan Bank advances	857,480	248,800
Repayment of Federal Home Loan Bank advances	(866,855)	(233,300)
Cash dividends paid on common stock	(4,232)	(2,620)
Proceeds from other borrowings	159	1,000
Proceeds from issuance of common stock, net	2,943	2,830
Other, net	(69)	49

Net cash provided by financing activities	119,186	160,570
Increase in cash and cash equivalents	35,934	8,081
Cash and cash equivalents at beginning of period	54,656	50,634

Cash and cash equivalents at end of period	$90,590	$58,715

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,652	$13,042
Cash paid for income taxes	8,311	5,963
Supplemental disclosures of noncash investing and financing activities:
Purchase of investment in affordable housing partnership	$6,900	$—
Finance lease obligation related to buildings sale-leasebacks	—	10,134
Receivable of proceeds related to sale of buildings	—	10,110

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern Oregon coastal area. At September 30, 2005, the Company conducted its banking services in 41 office locations with nearly all of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank”). In Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Bank of Astoria (“Astoria”), which was acquired on October 1, 2004. Astoria’s results of operations were included in the Company’s results beginning on the acquisition date. As such, the financial results presented in this report for the three months and nine months ended September 30, 2004 do not include the results of operations of Astoria. See Note 2 of the consolidated financial statements in the Company’s 2004 Annual Report for additional information pertaining to the acquisition.

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Astoria. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005. Certain reclassifications of prior year amounts have been made to conform to current classification. These reclassifications had no effect on net income. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K.

2. Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling item affecting the calculations of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 194,000 and 215,000 for the three months ended September 30, 2005 and 2004, respectively, and 180,000 and 221,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Company has a stock option plan (“Plan”) and applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for the Plan. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price. Had compensation cost for the Company’s Plan been determined based on the fair value at the option grant dates consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below:

(dollars in thousands, except per share)	For The Three Months Ended 9/30/2005	For The Three Months Ended 9/30/2004	For The Nine Months Ended 9/30/2005	For The Nine Months Ended 9/30/2004
Net income attributable to common stock:
As reported	$7,952	$5,483	$21,048	$16,048
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of tax	(52)	(95)	(629)	(286)

Pro forma net income	$7,900	$5,388	$20,419	$15,762

Net income per common share:
Basic:
As reported	$0.50	$0.38	$1.34	$1.13
Pro forma	0.50	0.38	1.30	1.11
Diluted:
As reported	$0.50	$0.38	$1.33	$1.11
Pro forma	0.50	0.37	1.29	1.09

3. Dividends

On January 27, 2005, the Company declared a quarterly cash dividend of $0.07 per share, payable on February 23, 2005, to shareholders of record at the close of business February 9, 2005. On April 27, 2005, the Company declared a quarterly cash dividend of $0.09 per share, payable on May 25, 2005, to shareholders of record at the close of business May 12, 2005. On July 28, 2005, the Company declared a quarterly cash dividend of $0.11 per share, payable on August 24, 2005, to shareholders of record at the close of business August 10, 2005. Subsequent to quarter-end, on October 27, 2005, the Company declared a quarterly cash dividend of $0.12 per share, payable on November 23, 2005, to shareholders of record at the close of business November 9, 2005. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Astoria to the Company are subject to both Federal and State regulatory requirements.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended September 30, 2005
	Oregon	Washington
(in thousands)	Astoria (1)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$2,080	$5,044	$14,604	$1,700	$(342)	$23,086
Other income	338	306	1,655	269	3,948	6,516
Other expense	(1,452)	(1,558)	(4,651)	(596)	(10,536)	(18,793)

Contribution to overhead and profit	$966	$3,792	$11,608	$1,373	$(6,930)	10,809

Income taxes						(2,857)

Net income						$7,952

Total assets	$211,218	$743,049	$474,077	$265,076	$629,796	$2,323,216

	Three Months Ended September 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$4,353	$8,730	$2,382	$1,852	$17,317
Other income	215	1,652	160	3,309	5,336
Other expense	(982)	(4,613)	(433)	(9,033)	(15,061)

Contribution to overhead and profit	$3,586	$5,769	$2,109	$(3,872)	7,592

Income taxes					(2,109)

Net income					$5,483

Total assets	$507,921	$485,375	$258,332	$684,420	$1,936,048

	Nine Months Ended September 30, 2005
	Oregon	Washington
(in thousands)	Astoria (1)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$6,067	$15,037	$39,028	$5,389	$(48)	$65,473
Other income	845	827	4,740	955	10,951	18,318
Other expense	(4,256)	(5,572)	(13,612)	(1,558)	(29,586)	(54,584)

Contribution to overhead and profit	$2,656	$10,292	$30,156	$4,786	$(18,683)	29,207

Income taxes						(8,159)

Net income						$21,048

Total assets	$211,218	$743,049	$474,077	$265,076	$629,796	$2,323,216

	Nine Months Ended September 30, 2004
(in thousands)	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$12,678	$23,328	$8,224	$6,635	$50,865
Other income	644	5,033	1,319	9,325	16,321
Other expense	(2,917)	(13,591)	(1,561)	(26,520)	(44,589)

Contribution to overhead and profit	$10,405	$14,770	$7,982	$(10,560)	22,597

Income taxes					(6,549)

Net income					$16,048

Total assets	$507,921	$485,375	$258,332	$684,420	$1,936,048

(1)	Acquisition of Bank of Astoria completed on October 1, 2004.

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

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2005 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$74,471	$(977)	$82,214	$(825)	$156,685	$(1,802)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	110,308	(1,339)	141,534	(2,701)	251,842	(4,040)
State and municipal securities	8,303	(133)	4,427	(83)	12,730	(216)

Total	$193,082	$(2,449)	$228,175	$(3,609)	$421,257	$(6,058)

Based on management’s evaluation and intent, none of the unrealized losses summarized above are considered other-than-temporary.

6. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
(in thousands)	2005 (1)	2004
Net income as reported	$7,952	$5,483
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(869)	14,256
Tax benefit (expense)	282	(4,990)

Net unrealized (losses) gains on securities available for sale, net of tax	(587)	9,266

Total comprehensive income	$7,365	$14,749

	Nine Months Ended September 30,
(in thousands)	2005 (1)	2004
Net income as reported	$21,048	$16,048
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(1,566)	5,091
Tax benefit (expense)	526	(1,778)

Net unrealized (losses) gains on securities available for sale, net of tax	(1,040)	3,313
Less: reclassification adjustment of realized losses on securities available for sale	—	(6)
Tax benefit	—	2

Net realized losses on sale of securities available for sale, net of tax	—	(4)

Total comprehensive income	$20,008	$19,357

(1)	Acquisition of Bank of Astoria completed on October 1, 2004.

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

The following table presents activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Beginning balance	$20,587	$19,769	$19,881	$20,261
Provision charged to expense	245	250	1,505	550
Loans charged-off	(110)	(175)	(1,135)	(1,105)
Recoveries	68	83	539	221

Ending balance	$20,790	$19,927	$20,790	$19,927

8. Goodwill and Intangible Assets

As a result of the acquisition of Astoria in October 2004, the Company had $29.7 million in goodwill at September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, the Company had a core deposit intangible (“CDI”) asset of $3.5 million and $3.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Based on our testing performed as of September 30, 2005, there is no indication that goodwill is impaired. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $134,000 and $402,000 for the three months and nine months ended September 30, 2005, respectively, and is included in other noninterest expense on the consolidated condensed statements of operations.

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

10. New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s results of operation, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, “Accounting for Stock Issued to Employees” and requires all entities to recognize such transactions in an amount equal to the fair value of share-based payments granted to employees. On April 14, 2005, the U.S Securities and Exchange Commission announced a new rule which amends the implementation date for SFAS 123R from July 1, 2005 to January 1, 2006. The adoption of SFAS 123R is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s significant wholly owned banking subsidiary, Columbia Bank, has 36 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington state, as well as the Longview and Woodland communities in southwestern Washington state. Substantially all of the Company’s loans, loan commitments and core deposits are geographically concentrated in its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

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

The Company has established a network of 41 branches as of September 30, 2005 from which it intends to grow market share. Western Washington state locations consist of twenty-three branches in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Northern Oregon coastal area locations consist of four branches in Clatsop County and one in Tillamook County. The Company is committed to increasing market share in the communities it serves by continuing to leverage its existing branch network and adding new branch locations that are consistent with its expansion strategy throughout the Pacific Northwest. All Washington state branches operate as Columbia Bank and all Oregon branches operate as Bank of Astoria.

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

Market Area

Approximately 65% of the Company’s branches located in Washington state are centered in the South Puget Sound Region (“the South Sound”) of Washington state. Pierce County is located in the South Sound and Tacoma is the largest city in the County. The Company has twenty-three branch offices located in Pierce County, including the addition of the downtown Puyallup branch office opened in August 2005. The Company has the second largest deposit market share as of June 30, 2005 according to the annual FDIC “Market Share Report”. The South Sound is benefiting from major construction projects currently underway, including the new Tacoma Narrows Bridge Project and several commercial real estate projects including hotels, multi-family residential complexes, and office buildings. Additionally, the ongoing expansion of the Port of Tacoma has provided the South Sound with a container terminal capable of handling the largest volume of container traffic north of Los Angeles. Currently, government related employment accounts for approximately 20% of the County’s total employment with two large military installations (McChord Air Force Base and Fort Lewis Army Base). The United States Defense Department’s proposed military base consolidation is anticipated to increase military personnel employment levels within the County. Central to Pierce County’s future growth, is the development of the Fredrickson Industrial Area (“Fredrickson”), located southeast of Tacoma. Fredrickson is the largest single industrial development site in the South Sound devoted to heavy manufacturing and is anticipated to add approximately 19,000 jobs to the local economy. Currently, Fredrickson is home to several high tech, high wage manufacturing complexes, such as Toray Composite (America) which provides materials for Boeing’s newest jet, the Dreamliner.

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

HIGHLIGHTS

•	Net income for the third quarter of 2005 increased 45% to $8.0 million, or $0.50 per diluted share from $5.5 million, or $0.38 per diluted share, for the same period in 2004. Net income for the first nine months 2005 increased 31% to $21.0 million, or $1.33 per diluted share, compared to $16.0 million, or $1.11 per diluted share, for the same period in 2004.

•	The Company’s net interest margin increased to 4.45% and 4.39% for the third quarter and nine months ended September 30, 2005, respectively, from 4.13% and 4.16%, for the same periods in 2004.

•	Total assets reached $2.32 billion at September 30, 2005, an increase of 7% from December 31, 2004.

•	Total loans increased $151.6 million to $1.51 billion at September 30, 2005, an 11% increase from December 31, 2004.

•	Total nonperforming assets decreased 31% from December 31, 2004 and the allowance for loan losses to nonperforming loans improved to 329% at September 30, 2005 from 235% at December 31, 2004.

•	Core Deposits increased $113.3 million to $1.50 billion at September 30, 2005, an 8% increase from December 31, 2004.

•	The Company opened its downtown Puyallup location in August 2005, bringing the total number of branch offices to 41 at September 30, 2005.

RESULTS OF OPERATIONS

The results of operations of the Company are dependent to a large degree on the Company’s net interest income. The Company also generates noninterest income through service charges and fees, mortgage banking operations, merchant services fees, and BOLI. The Company’s operating expenses consist primarily of compensation and employee benefits, occupancy, merchant processing, data processing and legal and professional. Like most financial institutions, the Company’s interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net Interest Income

Net interest income for the third quarter of 2005 increased 33% to $23.3 million, from $17.6 million in the third quarter of 2004. For the first nine months of 2005, net interest income increased 30% to $67.0 million from $51.4 million for the first nine months of 2004.

Total interest income for the third quarter and first nine months of 2005 increased $9.8 million, or 45%, and $25.0 million, or 39%, respectively, over the same periods in 2004. The increase in interest income for both periods is primarily due to volume increases in loans and rising short-term interest rates. Average total loans increased $386.5 million and $340.0 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The majority of this growth was in average commercial business loans (excluding commercial real estate) which increased $189.2 million and $157.8 million during the third quarter and first nine months of 2005. Increases in the Federal Reserve Bank’s Target Federal Funds Rate, which has risen 200 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) over the last twelve months, have contributed to the increase in interest income for both periods.

Total interest expense for the third quarter and first nine months of 2005 increased $4.1 million, or 93%, and $9.4 million, or 73%, respectively, as compared to the same periods in 2004. The increase in interest expense is primarily due to volume increases in deposits and Federal Home Loan Bank (“FHLB”) advances coupled with rising short-term interest rates. Average deposits increased $266.1 million and $260.6 million and average FHLB advances increased $111.4 million and $121.5 million during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004.

Net Interest Margin

The Company’s net interest margin (net interest income divided by average interest-earning assets) increased to 4.45% in the third quarter of 2005 from 4.13% in the third quarter of 2004. Average interest-earning assets grew to $2.14 billion, an increase of 23%, during the third quarter of 2005, compared with $1.74 billion during the same period in 2004. The yield on average interest-earning assets increased 89 basis points to 6.02% during the third quarter of 2005 compared with 5.13% during the same period of 2004. Average interest-bearing liabilities increased to $1.65 billion, or 21%, during the third quarter of 2005 compared with $1.36 billion in the same period of 2004. The average cost of interest-bearing liabilities increased 74 basis points to 2.02% during the third quarter of 2005, from 1.28% in the same period of 2004.

For the first nine months of 2005, the Company’s net interest margin increased to 4.39% from 4.16% for the same period in 2004. Average interest-earning assets grew by 24% to $2.10 billion during the first nine months of 2005, compared with $1.70 billion during the same period in 2004. The yield on average-earning assets increased 64 basis points to 5.81% during the first nine months of 2005 compared with 5.17% during the same period in 2004. Average interest-bearing liabilities grew to $1.64 billion, or 22%, during the first nine months of 2005, compared with $1.34 billion in the same period of 2004. The cost of average interest-bearing liabilities increased 53 basis points to 1.82% during the first nine months of 2005 compared to 1.29% for the same period in 2004.

The increase in the Company’s net interest margin for both the third quarter and first nine months of 2005, as compared to the same periods in 2004, is primarily due to increased loan volume coupled with rising short-term interest rates and the Company’s ability to manage its cost of funds through increased volume of core deposits. The Company’s yield on earning assets has benefited from the increasing rate environment, as approximately 40% of its loans are variable with rates tied to prime or other related indexes. The Company has experienced increased volume in average core deposits without substantial increases in deposit rates. Average core deposits increased $207.2 million and $218.7 million, for the third quarter and first nine months of 2005, respectively, as compared to the same period in 2004. Management believes that the Company’s net interest margin may be pressured in the coming quarters due to the conservative lending environment brought on by businesses anticipating a slowing economy. At September 30, 2005, the Company estimates that its balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, the Company’s net interest margin may increase during a rising rate environment and may decrease in a declining rate environment.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004	Amount	2005	2004	Amount
ASSETS
Loans	$1,534,281	$1,147,746	$386,535	$1,481,255	$1,141,595	$339,660
Securities	598,204	550,203	48,001	614,231	519,948	94,283
Interest earnings deposits with banks	3,744	44,829	(41,085)	2,366	39,356	(36,990)

Total interest-earning assets	2,136,229	1,742,778	393,451	2,097,852	1,700,899	396,953
Other earning assets	36,307	32,267	4,040	35,915	31,935	3,980
Noninterest-earning assets	152,726	110,847	41,879	148,248	107,344	40,904

Total assets	$2,325,262	$1,885,892	$439,370	$2,282,015	$1,840,178	$441,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,511,940	$1,333,080	$178,860	$1,481,363	$1,302,988	$178,375
Federal Home Loan Bank advances	116,789	5,386	111,403	132,517	10,979	121,538
Long-term subordinated debt	22,285	22,219	66	22,268	22,203	65
Other borrowings	2,500	1,000	1,500	2,506	807	1,699
Other interest bearing liabilities	370	130	240	355	43	312

Total interest-bearing liabilities	1,653,884	1,361,815	292,069	1,639,009	1,337,020	301,989
Noninterest-bearing deposits	436,082	348,816	87,266	414,556	332,361	82,195
Other noninterest-bearing liabilities	16,988	13,128	3,860	16,845	12,302	4,543
Shareholders’ equity	218,308	162,133	56,175	211,605	158,495	53,110

Total liabilities and shareholders’ equity	$2,325,262	$1,885,892	$439,370	$2,282,015	$1,840,178	$441,837

Noninterest Income

Noninterest income increased $1.2 million or 22% to $6.5 million for the third quarter of 2005 from $5.3 million for the third quarter of 2004. For the first nine months of 2005, noninterest income increased $2.0 million or 12% to $18.3 million from $16.3 million for the first nine months of 2004. The increase in noninterest income for both periods is primarily due to increased service charges and fees as well as continued growth in the merchant services department. Service charges and other fees were $3.0 million, or 16%, greater during the third quarter of 2005 as compared to the same period in 2004 and $8.4 million, or 7%, greater during the first nine months of 2005 as compared to the same period 2004. Merchant services revenue continued to increase due to additions of new merchants as well as increased expansion activity of existing clients. Merchant services revenue increased $353,000 and $987,000 during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Additionally, the Company has benefited from modest increases in income from BOLI policies which increased $250,000 for the first nine months of 2005 as compared to the same period in 2004. For the third quarter of 2005, mortgage banking income increased 12% to $189,000 from $169,000 for the same period in 2004. For the first nine months of 2005, mortgage banking income decreased 29% to $947,000 from $1.3 million for the same period in 2004. The decrease in mortgage banking income for the first nine months of 2005, as compared to the same period in 2004 is due to declining trends in refinance activity and increases in competitive pricing in the secondary market.

During the first nine months of 2005 the Company sold $1.6 million of available for sale securities and $2.9 million of FHLB stock at their respective carrying values thereby resulting in no realized gains or losses. During the same period in 2004, the Company sold $14.0 million of available for sale securities resulting in realized losses of $6,000. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow.

Noninterest Expense

Total noninterest expense increased $3.7 million, or 25%, for the third quarter of 2005 from $15.1 million for the third quarter of 2004. For the first nine months of 2005 total noninterest expense increased $10.0 million, or 22%, from $44.6 million during the same period in 2004. The increase for both periods is primarily due to increased compensation and employee benefit, occupancy and data processing expenses. Other noninterest expense increased $1.1 million and $2.6 million for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004.

Compensation and employee benefits expenses increased $1.6 million and $4.7 million in the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Contributing to the increase for both periods was the acquisition of Astoria on October 1, 2004 and the addition of commercial lending officers during the fourth quarter of 2004. Consistent with national trends, the Company continues to experience higher employee benefit expenses due to rising health insurance premiums. Occupancy expense increased $688,000 and $1.5 million for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The increase for both periods is primarily a result of the Company’s sale and lease-back of its Broadway location in September 2004. The sale of the building resulted in decreased rental income received from tenants and increased rent expense, offset by an amortized gain on sale of the building reported in noninterest income. Also contributing to the increase in occupancy expense was the openings of two new branch locations, the University Place and downtown Puyallup branches opened during the second and third quarters of 2005, respectively. As a result of growth, both organic and through the acquisition of Astoria, the Company experienced increased data processing expenses which rose $117,000 and $475,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended September 30,		Increase (Decrease) Amount	Nine months ended September 30,		Increase (Decrease) Amount
(in thousands)	2005	2004		2005	2004
Core deposit intangible amortization (“CDI”)	$134	$—	$134	$402	$—	$402
Software support & maintenance	154	57	97	414	201	213
Telephone & network communications	274	224	50	820	635	185
Federal Reserve Bank processing fees	173	99	74	463	279	184
Supplies	274	219	55	806	643	163
Postage	337	296	41	907	814	93
Investor relations	18	28	(10)	171	94	77
Travel	75	50	25	227	152	75
ATM network	134	173	(39)	382	490	(108)
Provision for losses on loan commitments	—	—	—	50	239	(189)
Sponsorships & charitable contributions	90	89	1	461	418	43
Regulatory premiums	82	73	9	251	203	48
Directors fees	101	111	(10)	322	318	4
Employee expenses	128	124	4	396	450	(54)
Insurance	112	96	16	354	295	59
Losses on investment in affordable housing partnerships (1)	586	—	586	586	—	586
Other	504	435	69	1,677	820	857

Total other non-interest expense	$3,176	$2,074	$1,102	$8,689	$6,051	$2,638

(1)	Cumulative losses on investment in affordable housing partnerships, which represents the Company’s share of losses as a limited partner in various funds, totaled $586,000 for both the three months and nine months ended September 30, 2005. As a cumulative adjustment, future projected losses will not continue at this level. To offset these losses, the Company receives tax credits which reduce its income tax liability. For both the three and nine months ended September 30, 2005, the tax credits totaled $378,000. The net after-tax impact of this investment was $3,000 for both the three and nine months ended September 30, 2005.

The Company’s efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities and net cost (gain) of OREO] was 61.2% for the third quarter 2005 and was 62.2% for the first nine months of 2005, compared to 64.1% and 63.9% for the third quarter and first nine months of 2004, respectively. The improvement (decrease) in the efficiency ratio is due to increases in net interest income relative to noninterest expense.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net interest income (1)	$23,331	$17,567	$66,978	$51,415
Tax equivalent adjustment for non-taxable investment securities interest income (2)	627	536	1,865	1,556

Adjusted net interest income	$23,958	$18,103	$68,843	$52,971

Noninterest income	$6,516	$5,336	$18,318	$16,321
Loss on sale of investment securities, net	—	—	—	6
Tax equivalent adjustment for BOLI income (2)	216	182	637	503

Adjusted noninterest income	$6,732	$5,518	$18,955	$16,830

Noninterest expense	$18,793	$15,061	$54,584	$44,589
Net gain (cost) of OREO	(1)	89	8	15

Adjusted noninterest expense	$18,792	$15,150	$54,592	$44,604

Efficiency ratio	63.0%	65.8%	64.0%	65.8%
Efficiency ratio (fully taxable-equivalent)	61.2%	64.1%	62.2%	63.9%
Tax Rate	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

The Company recorded an income tax provision of $2.9 million and $8.2 million for the third quarter and first nine months of 2005, respectively, compared with a provision of $2.1 million and $6.5 million for the same periods in 2004. The effective tax rate was 26% and 28% for third quarter of 2005 and 2004, respectively, and was 28% and 29% for the nine months ended September 30, 2005 and 2004, respectively. The Company’s effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. In addition, for the third quarter and first nine months of 2005, tax credits received on investments in affordable housing partnerships contributed to an effective rate less than the statutory rate. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of the Company’s principal business activities. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, the Company reviews these types of loans for impairment in accordance with SFAS No. 114, “Accounting by

Creditors for the Impairment of a Loan”. Impaired loans are considered for nonaccrual status and will typically remain as such until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of the Company’s Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with the loan committee, has the responsibility for administering the credit approval process. As another part of its control process, the Company uses an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent monitoring to assess continued performance and proper risk assessment.

Loan Portfolio Analysis

The Company is a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2005	% of Total	December 31, 2004	% of Total
Commercial business	$556,098	36.8%	$488,157	35.9%
Real estate:
One-to-four family residential	51,399	3.4	49,580	3.7
Commercial and five or more family residential commercial properties	648,075	42.9	595,775	43.8

Total real estate	699,474	46.3	645,355	47.5
Real estate construction:
One-to-four family residential	33,075	2.2	26,832	2.0
Commercial and five or more family residential commercial properties	87,895	5.8	70,108	5.1

Total real estate construction	120,970	8.0	96,940	7.1
Consumer	137,881	9.1	132,130	9.7

Sub-total loans	1,514,423	100.2	1,362,582	100.2
Less: Deferred loan fees	(3,037)	(0.2)	(2,839)	(0.2)

Total loans	$1,511,386	100.0%	$1,359,743	100.0%

Loans held for sale	$6,704		$6,019

Total loans (excluding loans held for sale) at September 30, 2005 increased $151.6 million, to $1.51 billion from $1.36 billion at year-end 2004. Approximately 45% of the Company’s loan growth since December 31, 2004 was in commercial business loans, excluding commercial real estate loans. Average loan growth has moderated from approximately 6% in the first and second quarters of 2005 to approximately 2% during the third quarter of 2005. Management believes this trend is due to a more conservative business climate resulting in lower line usage in anticipation of declining consumer confidence.

Commercial Loans: As of September 30, 2005, commercial loans increased $67.9 million, or 14%, to $556.1 million from $488.2 million at year-end 2004, representing 36.8% of total loans at September 30, 2005 as compared with 35.9% of total loans at December 31, 2004. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Real Estate Loans: Residential one-to-four family loans increased $1.8 million to $51.4 million at September 30, 2005, representing 3.4% of total loans, compared with $49.6 million, or 3.7%, of total loans at December 31, 2004. Loan growth in this category has slowed considerably due to the effect of decreased refinancing activity. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five-or-more family residential real estate lending increased $52.3 million, or 9%, to $648.1 million at September 30, 2005, representing 42.9% of total loans, from $595.8 million, or 43.8% of total loans at December 31, 2004. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $6.2 million, or 23%, to $33.1 million at September 30, 2005, representing 2.2% of total loans, from $26.8 million, or 2.0% of total loans at December 31, 2004. Commercial and five-or-more family real estate construction loans increased $17.8 million, or 25%, to $87.9 million at September 30, 2005, representing 5.8% of total loans, from $70.1 million, or 5.1% of total loans at December 31, 2004. This growth is due to the Company placing an increased emphasis on its Builder Banking program.

Consumer Loans: At September 30, 2005, the Company had $137.9 million of consumer loans outstanding, representing 9.1% of total loans, an increase of $5.8 million, or 4%, compared with $132.1 million at December 31, 2004. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets decreased 31% to $6.3 million, or 0.27% of period-end assets at September 30, 2005 from $9.1 million, or 0.42% of period-end assets at December 31, 2004.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	September 30, 2005	December 31, 2004
Nonaccrual:
Commercial business	$4,948	$6,587
Real estate:
One-to-four family residential	462	375
Commercial and five or more family residential real estate	—	440
Real estate construction:
One-to-four family residential	54	—
Consumer	701	820

Total nonaccrual loans	6,165	8,222

Restructured:
Commercial business	151	227

Total nonperforming loans	6,316	8,449

Real estate owned	—	680

Total nonperforming assets	$6,316	$9,129

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

Nonperforming loans were $6.3 million, or 0.42% of total loans (excluding loans held for sale) at September 30, 2005, compared to $8.4 million, or 0.62% of total loans at December 31, 2004. Nonaccrual loans decreased $2.1 million, or 25% from year-end 2004 to $6.2 million at September 30, 2005.

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

Real Estate Owned: Real estate owned (“REO”), is comprised of property from foreclosed real estate loans. During the third quarter of 2005, the Company incurred $1,000 of costs related to REO and had no additional activity during the period as compared to $101,000 of sales of REO resulting in net gains of $89,000 for the same period in 2004. During the first nine months of 2005, the Company sold $995,000 and transferred $315,000 of REO for net gains of $8,000. There were no recoveries of previously charged-off balances or write-downs during the first nine months of 2005. During the first nine months of 2004, the Company sold $536,000, had write-downs of $77,000 of REO and recoveries of $245,000 of previously charged-off balances for net gains of $15,000. The Company had no outstanding REO balance at September 30, 2005 compared to $680,000 outstanding at December 31, 2004.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. There were no foreclosures, additions or charge-offs of OPPO during the third quarter or first nine months of 2005. The Company had $24,000 and $113,000 of previously charged-off balances during the third quarter and first nine months of 2004, respectively, with $36,000 of transfers to REO during the first nine months of 2005. The Company had no outstanding OPPO balance at September 30, 2005 and December 31, 2004.

Provision and Allowance for Loan Losses

At September 30, 2005, the Company’s allowance for loan losses was $20.8 million, or 1.38% of total loans (excluding loans held for sale), 329% of nonperforming loans, and 329% of nonperforming assets. This compares with an allowance of $19.9 million, or 1.46% of the total loan portfolio (excluding loans held for sale), 235% of nonperforming loans, and 218% of nonperforming assets at December 31, 2004. During the third quarter and the first nine months of 2005, the Company allocated $245,000 and $1.5 million to its provision for loan losses, respectively. The Company allocated $250,000 during the third quarter of 2004 and $550,000 during the first nine months of 2004. The increase in the provision for loan losses for both periods is due to significant growth in the Company’s loan portfolio.

There have been no significant changes during the first nine months of 2005 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance for loan losses. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures continue to improve into the third quarter of 2005 from the year-ended 2004 and are some of the strongest in the Company’s history. Management carefully monitors the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan losses at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Beginning balance	$20,587	$19,769	$19,881	$20,261
Charge-offs:
Commercial business	(30)	(115)	(270)	(912)
Commercial real estate	—	—	(665)	(4)
Consumer	(80)	(60)	(200)	(189)

Total charge-offs	(110)	(175)	(1,135)	(1,105)
Recoveries:
Commercial business	10	53	117	96
Commercial real estate	28	—	298	—
Real estate construction: One-to-four family residential	—	—	—	1
Consumer	30	30	124	124

Total recoveries	68	83	539	221

Net charge-offs	(42)	(92)	(596)	(884)
Provision charged to expense	245	250	1,505	550

Ending balance	$20,790	$19,927	$20,790	$19,927

Total loans, net at end of period (1)	$1,511,386	$1,165,340	$1,511,386	$1,165,340

Allowance for loan losses to total loans	1.38%	1.71%	1.38%	1.71%

(1)	Excludes loans held for sale

During the third quarter of 2005, the Company had net loan charge-offs of $42,000, compared to net loan charge-offs of $92,000 in the same period of 2004. For the first nine months of 2005, the Company had net loan charge-offs of $596,000, compared to $884,000 during the same period of 2004. The decline in losses is primarily the result of declining levels of nonperforming loans, continuing collection efforts and stable economic conditions. The net charge-offs for all periods were comprised of several loans.

Securities

At September 30, 2005, the Company’s securities (securities available for sale and securities held to maturity) decreased $50.0 million, or 8% to $582.0 million from $632.0 million at year-end 2004. During the third quarter of 2005, the Company did not purchase or sell any securities and received principal payments and maturities of $14.8 million. During the first nine months of 2005 the Company purchased $5.9 million, received principal payments and maturities of $47.6 million and sold $1.6 million of securities available for sale at their carrying value resulting in no realized gain or loss. During the third quarter and first nine months of 2005, the Company had $328,000 in principal payments and maturities of securities held to maturity. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. During the first nine months of 2005, the proceeds received from investment sales and principal payments and maturities were used to pay down FHLB borrowings. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At September 30, 2005, the market value of securities available for sale had an unrealized loss of $131,000 (net of tax) as compared to an unrealized gain of $909,000 (net of tax) at December 31, 2004. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth the Company’s securities portfolio by type for the dates indicated:

Securities Available for Sale

(in thousands)	September 30, 2005	December 31, 2004
U.S. Government agency	$156,684	$163,388
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	310,399	358,067
State & municipal securities	110,776	105,606
Other securities	1,381	1,836

Total	$579,240	$628,897

Securities Held to Maturity

(in thousands)	September 30, 2005	December 31, 2004
State & municipal securities	$2,774	$3,101

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

The Company’s deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $129.8 million, or 7%, to $1.99 billion at September 30, 2005 from $1.86 billion at December 31, 2004. Core deposits (demand deposit, savings, and money market accounts) increased $113.3 million, or 8% during the first nine months of 2005 and certificate of deposit balances increased $15.0 million, or 3% compared to year-end 2004. Average core deposits increased to $1.45 billion during the third quarter of 2005, from $1.38 billion in the fourth quarter 2004 and from $1.24 billion in the third quarter of 2004.

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

The Company has established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At September 30, 2005, brokered and other wholesale deposits (excluding public deposits) totaled $10.9 million, less than 1% of total deposits, down from $11.0 million at December 31, 2004. The brokered deposits have varied maturities.

Borrowings

The Company relies on FHLB advances to supplement its funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At September 30, 2005, the Company had FHLB advances of $59.3 million, compared to advances of $68.7 million at December 31, 2004. Management anticipates that the Company will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 7.27% at September 30, 2005. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company. At December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), “Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations are now classified as long-term subordinated debt and the Company’s related investment in the Trust is recorded in other assets. The balance of the long-term subordinated debt was $22.3 million at September 30, 2005 and $22.2 million at December 31, 2004. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

The Company has a $20.0 million line of credit with a large commercial bank. The interest rate on the line is indexed to LIBOR. At September 30, 2005 and December 31, 2004, the outstanding balance was $2.5 million with an interest rate of 5.44% and 4.10%, respectively. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2005, the Company had commitments to extend credit of $703.4 million compared to $588.2 million at December 31, 2004.

Capital Resources

Shareholders’ equity at September 30, 2005 was $221.9 million, up 9% from $203.2 million at December 31, 2004. The increase is due primarily to net income of $21.0 million for the first nine months of 2005. Shareholders’ equity was 9.55% and 9.33% of total period-end assets at September 30, 2005, and December 31, 2004, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2005 and December 31, 2004.

	Company		Columbia Bank		Astoria		Requirements
	9/30/2005	12/31/2004	9/30/2005	12/31/2004	9/30/2005	12/31/2004	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	12.96%	12.99%	12.55%	12.68%	13.66%	13.28%	8%	10%
Tier 1 risk-based capital ratio	11.78%	11.75%	11.36%	11.43%	12.52%	12.15%	4%	6%
Leverage ratio	9.17%	8.99%	8.91%	8.83%	9.50%	10.30%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2005 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2004. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COLUMBIA BANKING SYSTEM, INC.

Date: November 4, 2005	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)