Form 10-K
period 2005-12-31
COLUMBIA BANKING SYSTEM INC
filed 2006-03-07
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Common Stock, No Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

☐  Large Accelerated Filer                    ☒  Accelerated Filer                    ☐  Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2005 was $371,813,702 based on the closing sale price of the Common Stock on that date.

The number of shares of registrant’s Common Stock outstanding at January 31, 2006 was 15,863,598.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2006 Annual Meeting Proxy Statement Dated March 17, 2006	Part III

COLUMBIA BANKING SYSTEM, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2005

i

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which we’re engaged; and (7) our ability to realize the efficiencies we expect to receive from our investments in personnel and infrastructure.

PART I

ITEM 1.	BUSINESS

General

Columbia Banking System, Inc. (referred to in this report as “we,” “our,” and “the Company”) is a registered bank holding company whose wholly owned banking subsidiaries, Columbia State Bank (“Columbia Bank”) and Bank of Astoria (“Astoria”), conduct full-service commercial banking business in the states of Washington and Oregon, respectively. Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and other individuals.

Our current organizational structure was put in place and additional management was brought on board in 1993 in order to take advantage of commercial banking business opportunities in our principal market area. At that time, increased consolidations of banks, primarily through acquisitions by out-of-state holding companies, created dislocation of customers and presented opportunities to capture market share. Since the reorganization, we have grown from four branch offices at January 1, 1993 to 40 branch offices at December 31, 2005.

Our largest wholly owned banking subsidiary, Columbia Bank, has 35 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington state, as well as the Longview and Woodland communities in southwestern Washington state. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the Federal Deposit Insurance Corporation (the “FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Recent Acquisition

On October 1, 2004, the Company completed its acquisition of Astoria, an Oregon state-chartered commercial bank headquartered in Astoria, Oregon. The acquisition was accounted for as a purchase and Astoria’s results of operations are included in our results beginning October 1, 2004. Astoria operates as a separate banking subsidiary of the Company and has five full service branch offices located within Clatsop and Tillamook Counties, along the northern Oregon coast. The deposits of Astoria are insured by the FDIC. Astoria is subject to regulation by the FDIC and the State of Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. Although Astoria is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Astoria. For more information on the acquisition, see Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Company Management

Name	Principal Position
Melanie J. Dressel	President & Chief Executive Officer
Andrew McDonald	Executive Vice President & Chief Credit Officer
Mark W. Nelson	Executive Vice President & Chief Banking Officer
Gary R. Schminkey	Executive Vice President & Chief Financial Officer
Evans Q. Whitney	Executive Vice President & Human Resource Manager

Financial Information about Segments

Within Washington State, we are managed along three major lines of business: commercial banking, retail banking, and real estate lending. In Oregon, we operate as one segment through the Astoria banking subsidiary. Our treasury function, although not considered a line of business, is responsible for the management of investments and interest rate risk. Financial information about segments that conforms with accounting principles generally accepted in the United States is presented in Note 18 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Business Overview

Our goal is to be the leading Pacific Northwest community banking company while consistently increasing earnings and shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized in all markets we serve as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households.

We have established a network of 40 branches as of December 31, 2005 from which we intend to grow market share. All Washington state branches operate as Columbia Bank and all Oregon branches operate as Bank of Astoria. Western Washington state locations consist of twenty-two branches in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Northern Oregon Coastal area locations consist of four branches in Clatsop County and one in Tillamook County. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

In order to fund our lending activities and to allow for increased contact with customers, we utilize a branch system to better serve retail and business customer depositors. We believe this mix of funding sources will enable us to expand lending activities while attracting a stable core deposit base. In order to support our strategy of market penetration and increased profitability, while continuing our personalized banking approach and our commitment to asset quality, we have invested in experienced branch, lending and administrative personnel and have incurred related costs in the creation of our branch network. Many of these branches are becoming established in their markets, and management anticipates that our expense ratios will decline as these branches mature and gain efficiencies.

Business Strategy

Our strategy to improve earnings and shareholder value is to leverage our branch network in order to grow market share by meeting the needs of current and prospective customers with our wide range of financial products and services coupled with outstanding customer service. We continually evaluate our existing business processes while focusing on asset quality, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies.

Our business strategy is to provide our customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. We believe that as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, lending officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, and other financial services in the communities we serve. We believe consolidation among financial institutions in our market area has created significant gaps in the ability of large banks to serve certain customers, particularly our target customer base of small and medium-sized businesses and their owners, professionals and other individuals.

We intend to achieve our growth strategy by continuing to develop existing branch offices and branch locations and taking a disciplined approach to evaluating locations for new branches and potential business combinations.

Products & Services

We place the highest priority on customer service and assist our customers in making informed decisions when selecting from the many products and services we offer. We continuously review our products and services to ensure that we provide our customers with the tools to meet their unique financial services needs. A complete listing of all the services and products available to our customers can be found at our website: www.columbiabank.com. Some of the main products and services we offer include:

Personal Banking	Business Banking
• Checking and Saving Accounts	• Checking & Saving Accounts
• Online Banking	• Online Banking
• Electronic Bill Pay	• Electronic Bill Pay
• Consumer Lending	• Cash Management
• Residential Lending	• Commercial & Industrial Lending
• Visa Card Services	• Real Estate and Real Estate Construction Lending
• Investment Services	• Equipment Finance
• Private Banking	• Small Business Services
• Visa Card Services
• Investment Services
• International Banking
• Merchant Card Services

Personal Banking:    We offer our personal banking customers an assortment of checking and saving account products including non-interest and interest bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Our online banking service, Columbia Online™, provides our personal banking customers with the ability to safely and securely conduct their banking business 24 hours a day, 7 days a week. Personal banking customers are also provided with a variety of borrowing products including fixed and variable rate home equity loans and lines of credit, purchase and refinance mortgages, personal loans, and other consumer loans. Eligible personal banking customers with checking accounts are provided a VISA® Check Card at no additional charge which can be used to make purchases and also act as an ATM card. A variety of Visa® Credit Cards are also available to eligible personal banking customers.

Through CB Investment Services, personal banking customers are provided with a full range of investment options including mutual funds, stocks, bonds, retirement accounts, annuities, tax-favored investments, US Government securities as well as long-term care and life insurance policies. Qualified investment professionals are available to provide advisory services and assist customers with retirement and education planning.

Columbia Private Banking offers clientele requiring complex financial services and their businesses credit services, deposit and cash management services, wealth management and concierge services. Each private banker provides advisory services and coordinates a relationship team of experienced financial professionals to meet the unique needs of each customer.

Business Banking:    We offer our business banking customers an assortment of checking and saving account products including checking, interest bearing money market and certificate of deposit accounts. Cash management customers can access, monitor and manage cash flows effectively and efficiently through a variety of tools, including account analysis, sweep accounts, ACH and other electronic banking services. Business customers, through Columbia Online™, have the ability to save time and money through our custom eBusiness solutions products. Standard features of Columbia Online™ provide customers with the ability to limit user access, view balances, statements and checks as well as transfer funds, pay bills electronically and export transaction history to accounting software.

We offer a variety of loan products tailored to meet the unique needs of business banking customers. Commercial loan products include accounts receivable, inventory and equipment financing as well as Small Business Administration financing. We also offer commercial real estate loan products for construction and development or permanent financing. Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on commercial construction and permanent loans for both owner occupants and investor oriented real estate properties. In addition, the bank has pursued construction and first mortgages on owner occupied, one- to four-family residential properties. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized businesses and professional practice organizations operating in our primary market areas.

We offer our business banking customers a selection of Visa® Cards including the Business Check Card that works like a check where ever VISA® is accepted including ATMs; the Corporate Card which can be used all over the world; the Purchasing Card with established purchasing capabilities based on your business needs; and Business Edition® Plus that earns reward points with every purchase. Our Business ATM Cash Card is also available for fast, easy cash withdrawals 24 hours a day, 7 days a week.

Through CB Investment Services, our business customers are provided with an array of investment options, an educated and attentive support staff and all the tools and resources necessary to reach their investment goals. Some of the investment options available to our business customers include 401(k), Simple IRA, Simple Employee Pension, Buy-Sell Agreement, Key-Man Insurance, Business Succession Planning and personal investments.

Our International Banking Department provides both large and small businesses with the ability to buy and sell foreign currencies as well as obtain letters of credit and send wires to their customers and suppliers in foreign countries.

Business clients that utilize Columbia’s Merchant Card Services have the ability to accept both Visa® and MasterCard® sales drafts for deposit directly into their business checking account. Merchants are provided with a comprehensive accounting system tailored to meet each merchant’s needs, which includes month-to-date credit card deposit information on a transaction statement. Internet access is available to view merchant reports that allow business customers to review merchant statements, authorized, captured, cleared and settled transactions. Service and support is provided to local merchants who are depositors with us and supplies are provided to merchants at no additional cost.

Competition

Our industry is highly competitive. Several other financial institutions, having greater resources, compete for banking business in our market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international money markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to experience competition from non-banking companies such as credit unions, financial services companies and brokerage houses. We compete for loans, deposits and other financial services by offering our customers with a similar breadth of products as our larger competitors while delivering a more personalized service level and faster transaction turnaround time.

Market Areas

Washington:    Nearly 65% of our total branches within Washington state are located in Pierce County. At year end we operated twenty two branch locations in Pierce County that accounted for 17%(1) of the total deposit market share ranking second amongst our competition. During 2005 we opened the University Place and Downtown Puyallup branches and closed our South Hill Mall branch. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma which accounts for more than 43,000 jobs, McChord Air Force Base and Fort Lewis Army Base that account for nearly 20% of the County’s total employment and the manufacturing industry which supplies the Boeing Company and is anticipated to add more than 20,000 jobs to the County’s economy.

We operate eight branch locations in King County, which is Washington state’s most highly populated county at approximately 1.8 million residents. King County, in particular the Seattle metropolitan area, is a market area that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At year end our share of the deposit market was less than 1%(1), however, we have made significant strides in loan growth within this market through the expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County with its close proximity to Pierce County is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, aerospace and distributing and warehousing industries.

Some other market areas include Cowlitz County where we operate three branch locations that account for 15%(1) of the deposit market share, and Kitsap and Thurston County where we operate one branch in each county. During 2006 we intend to open a new branch in Lacey, Washington which is located in Thurston County.

Oregon:    Through the acquisition of Astoria in October 2004, we added five branches located in the western portions of Clatsop and Tillamook Counties, Oregon, in the northern Oregon coastal area. In Clatsop and Tillamook Counties we had 34%(1) and 5%(1) of the deposit market share, respectively. Oregon market areas will play a significant role in our expansion strategies in the future. Both Clatsop and Tillamook Counties are comprised primarily of forestry, commercial fishing, and tourism related businesses.

(1)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2005.

Employees

As of December 31, 2005 the Company and its banking subsidiaries employed approximately 650 full time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by excellent benefit programs. We are committed to providing comprehensive, flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov. Additionally, reports filed with the SEC can be obtained through our website at www.columbiabank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not intended to be incorporated by reference into this report.

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

Transactions with Affiliates.    Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from Columbia Bank or Astoria for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Banks.    Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary banks. This means that the Company is required to commit, as necessary, resources to support Columbia Bank and Astoria. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Federal and State Regulation of Columbia State Bank and Astoria

General.    The deposits of Columbia Bank, a Washington chartered commercial bank, and Astoria, an Oregon chartered commercial bank, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. Astoria is primarily regulated by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a host state loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington and Oregon have both enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. In 2005, Washington interstate branching laws were amended so that an out-of-state bank may, subject to Department of Financial Institution approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. In contrast, Oregon restricts an out-of-state bank from opening de novo branches, and no out-of-state bank may conduct banking business at a branch located in Oregon unless the out-of-state bank has converted from, has assumed all or substantially all of Oregon deposit liabilities of or has merged with an insured institution that, by itself or together with any predecessor, has been engaged in banking business in Oregon for at least three years.

Deposit Insurance

Columbia Bank’s and Astoria’s deposits are currently insured in whole or in part through the Bank Insurance Fund administered by the FDIC. Each bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of the Company’s cash reserves is dividends received from its subsidiary banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

Regulatory Capital Guidelines.    Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.    Under the guidelines, an institution’s capital is generally divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act established an accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

ITEM 1A.	RISK FACTORS

Our business exposes us to certain risks. The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition and future results.

Economic downturns in the market areas we serve or a rapidly increasing interest rate environment could increase our credit risk associated with our loan portfolio.

Our lending activities are our largest source of credit risk, which is the risk that a borrower will fail to meet their obligations in accordance with agreed terms. We manage credit risk inherent in our loan portfolio through the establishment of sound underwriting policies and procedures. We maintain an allowance for loan and lease losses as well as an allowance for unfunded loan commitments and letters of credit to absorb anticipated future losses. Although we consider our allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit to be adequate at December 31, 2005, a significant downturn in the economy could result in higher commercial real estate vacancy rates which could negatively impact our borrowers’ ability to repay their obligations to us. A substantial portion of the loans in our portfolio are variable rate. A rapidly increasing interest rate environment could impair our borrower’s ability to service the interest portion of their obligations to us. This could result in decreased net income from increased provisions to the allowance for loan and lease losses as well as decreased interest income resulting from an increase in nonaccrual loans. For additional discussion see “Risk Elements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

A rapid change in interest rates could negatively impact net interest income.

We are exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. Although we utilize a number of measures to monitor and manage interest rate risk, such as income simulations and interest sensitivity (gap) analyses, a number of factors that impact interest rates are beyond our control such as general economic conditions as well as governmental and regulatory policies. The impact of rate changes to our net interest income is determined by the amount of change and the time horizon that change occurs over. For additional discussion see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Competition

We face significant competition from other financial institutions for loans and deposits and from non-banking companies such as brokerage and insurance companies. We believe the most significant competitive factor is customer service, in addition to interest rates offered on loans and paid on deposits, fee structures, branch locations, hours of operations, and the range of banking services and products offered. Our ability to differentiate our service from that of our competitors is reliant upon the attraction and retention of key management and personnel across all our business lines. Failure to maintain our service culture could increase the susceptibility of our customer base to our competitors marketing campaigns and thwart our efforts to expand our existing customer base. For additional discussion see “Competition” in “Item 1. Business” of this report.

Our business could be harmed if we lost the services of our senior management team.

We believe that our success to date and our prospects for success in the future are substantially dependent on our senior management team presented in the “Company Management” section of “Item 1. Business” of this report. The loss of the services of any of these persons could have an adverse effect on our business.

There are restrictions on changes in control of the Company that could decrease our shareholders’ chance to realize a premium on their shares.

As a Washington state corporation, we are subject to various provisions of the Washington Business Corporation Act that impose restrictions on certain takeover offers and business combinations, such as combinations with interested shareholders and share repurchases from certain shareholders. Provisions in our Articles of Incorporation containing fairness provisions could have the effect of hindering, delaying or preventing a takeover bid. These provisions may inhibit takeover bids and could decrease the chance of shareholders realizing a premium over market price for their shares as a result of the takeover bid.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Locations

Washington:    The Company’s principal properties in Washington state include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, in Pierce County, where we occupy 62,000 square feet of office space and 750 square feet of branch space under various operating lease agreements, an operations facility in Lakewood, Washington, where we own 58,000 square feet of office space and an office facility in Tacoma, Washington, that includes a branch where we occupy 34,000 square feet under various operating lease agreements. All Washington state branches operate as Columbia Bank.

In Pierce County we conduct business in twenty additional branch locations, fourteen of which are owned and six of which are leased under various operating lease agreements. In King County we conduct business in eight branch locations, six of which are owned and two of which are leased. In Kitsap, Thurston and Cowlitz counties we conduct business in five branch locations, four of which are owned and one that is leased under various operating lease agreements.

Oregon:    The Company’s principal properties in Oregon are headquartered in Astoria, Oregon, in Clatsop County, where we own 20,000 square feet of branch and office space. We conduct business in three additional branches in Clatsop County and one branch in Tillamook County, all of which are owned. All Oregon branches operate as Bank of Astoria.

For additional information concerning our premises and equipment and lease obligations, see Note 8 and 16, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its banking subsidiaries are parties to routine litigation arising in the ordinary course of business. Management believes that, based on the information currently known to them, any liabilities arising from such litigation will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Dividends

Our common stock is traded on the NASDAQ Stock Market Nation Market System under the symbol “COLB”. Quarterly high and low closing prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

2005	High	Low	Cash Dividend Declared
First quarter	$25.83	$22.66	$0.07
Second quarter	$25.30	$22.57	0.09
Third quarter	$28.84	$22.67	0.11
Fourth quarter	$29.98	$24.51	0.12

For the year	$29.98	$22.57	$0.39

2004	High	Low	Cash Dividend Declared
First quarter (1)	$26.72	$20.11	$0.05
Second quarter (1)	$26.73	$20.28	0.07
Third quarter (1)	$25.32	$20.40	0.07
Fourth quarter (1)	$26.92	$22.73	0.07

For the year	$26.92	$20.11	$0.26

(1)	Restated for a 5% stock dividend paid on May 26, 2004.

On December 31, 2005, the last sale price for our stock in the over-the-counter market was $28.55. At January 31, 2006, the number of shareholders of record was 1,408. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

At December 31, 2005, a total of 478,360 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the board of directors. Our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions which are discussed in the Supervision and Regulation section in “Item 1. Business” of this report.

Equity Compensation Plan Information

	Year Ended December 31, 2005
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	478,360	$15.33	464,363
Equity compensation plans not approved by security holders	—	—	—

(1)	Consists of shares that are subject to outstanding options.
(2)	Includes shares available for future issuance under the stock option plans and 6,905 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
For the Year
Total revenue	$115,698	$94,187	$86,651	$84,339	$75,656
Net interest income	$90,912	$71,943	$63,867	$64,289	$58,205
Provision for loan and lease losses	$1,520	$995	$2,850	$15,780	$5,800
Noninterest income	$24,786	$22,244	$22,784	$20,050	$17,451
Noninterest expense	$72,855	$61,326	$55,960	$53,653	$50,954
Net income	$29,631	$22,513	$19,522	$10,885	$12,513

Per Share
Net Income (Basic)	$1.89	$1.55	$1.39	$0.79	$0.88
Net Income (Diluted)	$1.87	$1.52	$1.37	$0.78	$0.87
Book Value	$14.29	$13.03	$10.66	$9.48	$8.58

Averages
Total Assets	$2,290,746	$1,919,134	$1,696,417	$1,601,061	$1,460,263
Interest-earning assets	$2,102,513	$1,769,470	$1,544,869	$1,454,714	$1,343,410
Loans	$1,494,567	$1,186,506	$1,128,941	$1,183,922	$1,218,906
Securities	$605,395	$552,742	$401,594	$246,995	$100,343
Deposits	$1,923,778	$1,690,513	$1,483,173	$1,360,968	$1,281,748
Core deposits	$1,423,862	$1,238,536	$1,017,126	$885,008	$718,262
Shareholders’ equity	$214,612	$169,414	$141,129	$124,096	$120,403

Financial Ratios
Net interest margin	4.44%	4.19%	4.23%	4.50%	4.36%
Return on average assets	1.29%	1.17%	1.15%	0.68%	0.86%
Return on average equity	13.81%	13.29%	13.83%	8.77%	10.39%
Return on average tangible equity (2)	16.63%	14.02%	13.83%	8.77%	10.39%
Efficiency ratio (3)	61.20%	63.20%	62.86%	64.46%	68.75%
Average equity to average assets	9.37%	8.83%	8.32%	7.75%	8.25%

At Year End
Total assets	$2,377,322	$2,176,730	$1,744,347	$1,699,613	$1,498,294
Loans	$1,564,704	$1,359,743	$1,078,302	$1,175,853	$1,170,633
Allowance for loan and lease losses	$20,829	$19,881	$20,261	$19,171	$14,734
Securities	$585,332	$642,759	$523,864	$337,412	$161,462
Deposits	$2,005,489	$1,862,866	$1,544,626	$1,487,153	$1,306,750
Core deposits	$1,478,090	$1,381,073	$1,098,237	$980,709	$846,546
Shareholders’ equity	$226,242	$203,154	$150,372	$132,384	$118,966
Full-time equivalent employees	651	625	539	525	589
Banking offices	40	39	34	36	32

Nonperforming assets
Nonaccrual loans	$4,733	$8,222	$13,255	$16,918	$17,635
Restructured loans	124	227	—	187	716
Other personal property owned	—	—	691	916	—
Real estate owned	18	680	1,452	130	197

Total nonperforming assets	$4,875	$9,129	$15,398	$18,151	$18,548

Nonperforming loans to year end loans	0.31%	0.62%	1.23%	1.45%	1.57%
Nonperforming assets to year end assets	0.21%	0.42%	0.88%	1.07%	1.24%
Allowance for loan and lease losses to year end loans	1.33%	1.46%	1.88%	1.63%	1.26%
Allowance for loan and lease losses to nonperforming loans	428.84%	235.31%	152.86%	112.08%	80.29%
Allowance for loan and lease losses to nonperforming assets	427.26%	217.78%	131.58%	105.62%	79.44%
Net loan charge-offs	$572	$2,742	$1,760	$11,343	$9,857

Risk-Based Capital Ratios
Total capital	12.97%	12.99%	14.49%	12.32%	11.65%
Tier I capital	11.82%	11.75%	13.24%	11.07%	10.55%
Leverage ratio	9.54%	8.99%	10.03%	9.18%	9.72%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)	Annualized net income, excluding core deposit intangible amortization, divided by average daily shareholders’ equity, excluding average goodwill and average core deposit intangible asset.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding certain income and expense, such as gains/losses on investment securities and net cost (gain) of OREO.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income on a tax equivalent basis, excluding certain income and expense, such as gains and losses on investment securities and net cost and gains of real estate acquired (“OREO”). Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using the federal statutory tax rate of 35 percent for all years presented. Noninterest income and noninterest expense are adjusted for certain items. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (3)

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net interest income (1)	$90,912	$71,943	$63,867	$64,289	$58,205
Tax equivalent adjustment for non-taxable investment securities interest income (2)	2,508	2,161	1,540	1,238	390

Adjusted net interest income	$93,420	$74,104	$65,407	$65,527	$58,595

Noninterest income	$24,786	$22,244	$22,784	$20,050	$17,451
(Gain) loss on sale of securities, net	(6)	6	(222)	(610)	(1,720)
Tax equivalent adjustment for BOLI income (2)	849	710	829	697	231

Adjusted noninterest income	$25,629	$22,960	$23,391	$20,137	$15,962

Noninterest expense	$72,855	$61,326	$55,960	$53,653	$50,954
Net gain (cost) of OREO	8	13	(139)	1,565	307

Adjusted noninterest expense	$72,863	$61,339	$55,821	$55,218	$51,261

Efficiency ratio	63.0%	65.1%	64.6%	63.6%	67.3%
Efficiency ratio (fully taxable-equivalent)	61.2%	63.2%	62.9%	64.5%	68.8%
Tax Rate	35.0%	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan and lease losses.
(2)	Fully Taxable-equivalent basis: Non-taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.
(3)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Consolidated Five-Year Statements of Operations (1)

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Interest Income:
Loans	$99,535	$68,908	$69,427	$80,003	$97,650
Securities available for sale	22,525	20,718	14,166	11,606	5,596
Securities held to maturity	62	103	162	214	265
Deposits with banks	85	337	145	372	1,061

Total interest income	122,207	90,066	83,900	92,195	104,572
Interest Expense:
Deposits	25,983	16,537	18,304	24,740	43,763
Federal Home Loan Bank advances	3,515	370	652	1,945	1,690
Long-term obligations	1,583	1,162	1,077	1,221	635
Other borrowings	214	54			279

Total interest expense	31,295	18,123	20,033	27,906	46,367

Net Interest Income	90,912	71,943	63,867	64,289	58,205
Provision for loan and lease losses	1,520	995	2,850	15,780	5,800

Net interest income after provision for loan and lease losses	89,392	70,948	61,017	48,509	52,405
Noninterest income	24,786	22,244	22,784	20,050	17,451
Noninterest expense	72,855	61,326	55,960	53,653	50,954

Income before income tax	41,323	31,866	27,841	14,906	18,902
Provision for income tax	11,692	9,353	8,319	4,021	6,389

Net Income	$29,631	$22,513	$19,522	$10,885	$12,513

Net Income Per Common Share:
Basic	$1.89	$1.55	$1.39	$0.79	$0.88
Diluted	$1.87	$1.52	$1.37	$0.78	$0.87
Average number of common shares outstanding (basic)	15,708	14,558	14,039	13,823	14,215
Average number of common shares outstanding (diluted)	15,885	14,816	14,215	13,984	14,407
Total assets at year end	$2,377,322	$2,176,730	$1,744,347	$1,699,613	$1,498,294
Long-term obligations	$22,312	$22,246	$22,180	$21,433	$61,367
Cash dividends declared	$0.39	$0.26	$0.15	$—	$—

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Selected Quarterly Financial Data (1)

The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2005 and 2004. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2005
Total interest income	$27,570	$29,929	$31,755	$32,953	$122,207
Total interest expense	6,269	7,583	8,424	9,019	31,295

Net interest income	21,301	22,346	23,331	23,934	90,912
Provision for loan and lease losses	890	370	245	15	1,520
Noninterest income	5,674	6,128	6,516	6,468	24,786
Noninterest expense	17,277	18,514	18,793	18,271	72,855

Income before income tax	8,808	9,590	10,809	12,116	41,323
Provision for income tax	2,510	2,792	2,857	3,533	11,692

Net income	$6,298	$6,798	$7,952	$8,583	$29,631

Net income per common share:
Basic	$0.40	$0.44	$0.50	$0.55	$1.89
Diluted	$0.40	$0.43	$0.50	$0.54	$1.87

2004
Total interest income	$21,129	$21,218	$21,937	$25,782	$90,066
Total interest expense	4,257	4,242	4,370	5,254	18,123

Net interest income	16,872	16,976	17,567	20,528	71,943
Provision for loan and lease losses	300		250	445	995
Noninterest income	5,114	5,871	5,336	5,923	22,244
Noninterest expense	14,349	15,179	15,061	16,737	61,326

Income before income tax	7,337	7,668	7,592	9,269	31,866
Provision for income tax	2,186	2,254	2,109	2,804	9,353

Net income	$5,151	$5,414	$5,483	$6,465	$22,513

Net income per common share:
Basic	$0.36	$0.38	$0.38	$0.42	$1.55
Diluted	$0.36	$0.37	$0.38	$0.41	$1.52

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date for the previous year.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which we’re engaged; and (7) our ability to realize the efficiencies we expect to receive from our investments in personnel and infrastructure.

Critical Accounting Policies

We have established certain accounting policies in preparing our Consolidated Financial Statements that are in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are presented in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. Certain of these policies require the use of judgments, estimates and economic assumptions which may prove inaccurate or are subject to variation that may significantly affect our reported results of operations and financial position for the periods presented or in future periods. Management believes that the judgments, estimates and economic assumptions used in the preparation of the Consolidated Financial Statements are appropriate given the factual circumstances at the time.

We have identified the allowance for loan and lease losses (“ALLL”) as our most critical accounting policy. The ALLL is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, a specific valuation allowance in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends, collateral values, past-due and nonperforming loan trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Executive Summary

At December 31, 2005, total loans were $1.56 billion compared with $1.36 billion in the prior year, an increase of $205.0 million or 15%. We experienced growth in all loan categories with the most significant growth in commercial business and commercial real estate loans which increased $68.4 million and $55.6 million, respectively. Over the past five years our banking team has generated a compound annual growth rate for year end loans of 6%. The growth in our loan portfolio has been achieved while improving upon overall credit quality as our nonperforming loans represented 0.31% of total loans at December 31, 2005, our lowest levels to date. At year end our allowance for loan and lease losses was $20.8 million compared to $19.9 million a year ago. The allowance for loan and lease losses represented 1.33% of our total loan portfolio and 428.84% of total nonperforming loans at year end compared to 1.46% and 235.31%, respectively, one year ago. Net charge-offs decreased $2.2 million from the prior year to $572,000 during 2005. As a result of the growth of our loan portfolio we increased our provision for loan and lease losses to $1.5 million during 2005 from $995,000 during 2004.

Available for sale and held to maturity securities decreased $57.1 million to $574.9 million at year end. Proceeds from maturities and principal payments totaled $58.7 million during 2005 while proceeds from sales totaled $19.6 million. We utilized the majority of investment proceeds received to fund loan growth while purchasing $33.0 million in investments during 2005.

Deposits increased to $2.01 billion at December 31, 2005 from $1.86 billion one year ago. Core deposits increased $97.0 million or 7%, to $1.48 billion at year end. Over the past five years core deposits have proven to be a stable source of funds with a compound annual growth rate of 16%. The majority of the growth in core deposits has been in interest-bearing demand and money market accounts which increased $20.0 million from the prior year. Federal Home Loan Bank (“FHLB”) advances increased $25.7 million from the prior year to $94.4 million at December 31, 2005. The increase in advances was used to fund growth in the loan portfolio.

The composition and growth of our balance sheet and the effect of rising short-term interest rates generated record earnings for the year. Total revenues (net interest income plus noninterest income) increased 23% to $115.7 million during 2005 as compared to $94.2 million during 2004. Net interest income increased $19.0 million to $90.9 million from $71.9 million in 2004. Noninterest income increased $2.5 million to $24.8 million from $22.2 million in 2004. The increase in noninterest income was primarily due to continued growth in merchant services income, which increased $1.2 million as well as increased service charges and other fees which increased $763,000. These increases in noninterest income were partially offset by declining income from mortgage banking, which decreased 32% or $583,000 from the prior year as a result of declining volume.

Our net interest margin expanded 25 basis points to 4.44% during 2005 from 4.19% in the prior year. The yield on our average interest-earning assets has benefited from rising short-term interest rates as approximately 40% of our average loan portfolio contains variable or floating rates tied to prime or related indices, accordingly, our loans reprice faster than our liabilities. The yield on our average loan portfolio increased 85 basis points to 6.66% during 2005 as compared to 5.81% during the prior year. Growth in average core deposits has provided management with a relatively inexpensive funding source, as the cost of average core deposits increased 50 basis points to 1.73% from 1.23% in the prior year.

Our improved performance during 2005 resulted in higher earnings per diluted share and increased return on average equity. Earnings per diluted share increased $0.35 to $1.87 during 2005 as compared to $1.52 during 2004. Over the last five years our compounded growth rate of earnings per diluted share was 22%. As anticipated, the acquisition of Bank of Astoria, completed in October 2004, was accretive to earnings per diluted share during 2005. Our return on average tangible equity, which removes the impact of goodwill arising from the acquisition of Astoria from equity, was 16.63% for the year as compared to 14.02% in 2004. Return on average equity improved to 13.81% in 2005 from 13.29% in 2004.

During 2005 our noninterest expense increased 19% or $11.5 million to $72.9 million. This increase was primarily a result of the first full year of including Astoria as part of our operations as well as the expansion of the commercial banking team during the fourth quarter of 2004. The majority of the increase in noninterest expense was in the area of employee compensation and benefits, occupancy and data processing. Despite the year over year increase in noninterest expense our efficiency ratio improved to 58.46% during the fourth quarter of 2005 from 61.40% during the fourth quarter of 2004.

For the coming year we look to maintain our focus on growing our loan portfolio while maintaining our current level of asset quality. In addition, we will focus on managing our balance sheet in a manner that minimizes our exposure to potential contraction of our net interest margin in the event of decreases in short-term interest rates. We will continue in our efforts to increase market share in all the communities we serve through leveraging our strong base of branches in both Washington and Oregon. As strategic opportunities are identified, we will consider new markets and branch locations that fit both our economic model and our corporate culture.

Results of Operations

Net income for the year increased to $29.6 million compared to $22.5 million in 2004 and $19.5 million in 2003. On a diluted per share basis, net income for the year was $1.87 per share, compared with $1.52 per share in 2004, and $1.37 per share in 2003. The increase in net income during 2005 was primarily a result of increased net interest income but partially offset by increased operating expenses.

Our results of operations are dependent to a large degree on net interest income. We also generate noninterest income through service charges and fees, merchant services fees, and income from mortgage banking operations. Our operating expenses consist primarily of compensation, employee benefits, and occupancy. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The operating results of Astoria were included in our operating results beginning October 1, 2004.

Net Interest Income

Net interest income is the single largest component of our total revenue. In 2005 net interest income represented 79% of our total revenues compared to 76% for 2004 and 74% for 2003. Net interest income increased $19.0 million, or 26%, to $90.9 million in 2005 as compared to $71.9 million in 2004 and $63.9 million in 2003. The majority of the increase in net interest income during 2005 was primarily due to increased interest income on loans which increased 44% or $30.6 million to $99.5 compared to $68.9 million during 2004. The increase in net interest income during 2004 was primarily due to increased income on investment securities which increased 45% or $6.5 million to $20.8 million compared to $14.3 million in 2003. Interest expense increased $13.2 million to $31.3 million during 2005 as compared to $18.1 million in 2004 and $20.0 million in 2003. The increase in interest expense during 2005 as compared to 2004 was primarily due to growth in deposits and increased use of FHLB borrowings coupled with increasing short-term interest rates as well as 2005 including a full year of Astoria’s results. The decrease in interest expense during 2004 as compared to 2003 was due to declining average balances of certificate of deposit accounts coupled with the historically low interest rate environment prevalent in the first half of 2004.

Average Balances and Net Interest Revenue

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and in total, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to interest-earning liabilities:

	2005			2004			2003
	Average Balances (1)	Interest	Average Rate	Average Balances (1)	Interest	Average Rate	Average Balances (1)	Interest	Average Rate
	(in thousands)
Interest-Earning Assets
Loans:
Commercial business	$550,095	$38,393	6.98%	$400,494	$22,243	5.55%	$411,372	$21,093	5.13%
Lease Financing	1,242	141	11.35%	—	—	—	—	—	—
Real estate (2):
One-to-four family residential	87,263	5,698	6.53%	79,606	4,481	5.63%	83,197	4,743	5.70%
Commercial and five or more family residential properties	718,601	45,791	6.37%	587,993	35,296	6.00%	531,169	37,222	7.01%
Consumer	137,366	9,512	6.92%	118,413	6,888	5.82%	103,203	6,369	6.17%

Total loans	1,494,567	99,535	6.66%	1,186,506	68,908	5.81%	1,128,941	69,427	6.15%
Securities (3)	605,395	25,095	4.15%	552,742	22,982	4.16%	401,594	15,868	3.95%
Interest-earning deposits with banks	2,551	85	3.33%	30,222	337	1.12%	14,334	145	1.01%

Total interest-earning assets	2,102,513	124,715	5.93%	1,769,470	92,227	5.21%	1,544,869	85,440	5.53%
Other earning assets	36,114			32,737			29,892
Non-earning assets	152,118			116,927			121,656

Total assets	$2,290,745			$1,919,134			$1,696,417

Interest-Bearing Liabilities
Certificates of deposit	$499,916	$14,600	2.92%	$451,977	$10,506	2.32%	$466,047	$12,529	2.69%
Savings accounts	113,160	409	0.36%	92,743	320	0.35%	76,293	367	0.48%
Interest-bearing demand and money market accounts	889,457	10,974	1.23%	796,124	5,711	0.72%	638,097	5,408	0.85%

Total interest-bearing deposits	1,502,533	25,983	1.73%	1,340,844	16,537	1.23%	1,180,437	18,304	1.55%
Federal Home Loan Bank advances	107,651	3,515	3.27%	20,675	370	1.79%	38,910	652	1.68%
Long-term obligations	22,277	1,583	7.11%	22,211	1,162	5.23%	22,145	1,077	4.86%
Other borrowings	2,847	214	7.52%	2,835	54	1.90%	—	—	—

Total interest-bearing liabilities	1,635,308	31,295	1.91%	1,386,565	18,123	1.31%	1,241,492	20,033	1.61%
Demand and other noninterest-bearing deposits	421,245			349,669			302,736
Other noninterest-bearing liabilities	19,580			13,486			11,060
Shareholders’ equity	214,612			169,414			141,129

Total liabilities and shareholders’ equity	$2,290,745			$1,919,134			$1,696,417

Net interest income (3)		$93,420			$74,104			$65,407

Net interest spread			4.02%			3.90%			3.92%

Net interest margin			4.44%			4.19%			4.23%

Average interest-earning assets to average interest-bearing liabilities			128.57%			127.62%			124.50%

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.9 million in 2005, $1.2 million in 2004, $2.4 million in 2003
(2)	Real estate average balances include real estate construction loans.
(3)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%

A performance metric that we consistently use to evaluate our success in managing our interest-earning assets and interest-bearing liabilities is the level of our net interest margin. Our net interest margin (net interest income on a fully-taxable equivalent basis divided by average interest-earning assets) increased 25 basis points to 4.44% in 2005, compared with 4.19% in 2004 and 4.23% in 2003. [A basis point is 1/100th of 1%, alternatively 100 basis points equals 1.00%.] Average interest-earning assets increased $333.0 million, or 19%, to $2.10 billion during 2005 compared with a 15% or $224.6 million increase to $1.77 billion during 2004. The average yield on interest-earning assets increased to 5.93% in 2005 from 5.21% in 2004, and 5.53% in 2003. In comparison, average interest-bearing liabilities increased $248.7 million, or 18%, to $1.64 billion during 2005 compared with a 12% or $145.1 million increase to $1.39 billion during 2004. The average cost of interest-bearing liabilities increased to 1.91% in 2005 from 1.31% in 2004, and 1.61% in 2003.

The improvement in our net interest margin during 2005 was primarily due to growth in average loans coupled with increases in short-term interest rates and continued growth in average core deposits. Average loans increased $308.1 million or 26% from 2004 and $365.6 million or 32% from 2003. The majority of the increase in average loans during 2005 resulted from the expansion of our banking team in certain market areas and continued economic improvement within our market areas. The increase in average loans for 2005 and 2004 also includes $117.0 million and $26.3 million, respectively, of loans added through the acquisition of Astoria. As the composition of our loan portfolio consists of approximately 40% in variable rate loans, those tied to prime or related indices, the eight 25 basis point increases in the Federal Funds Target Rate played a significant role in increasing our yield on average loans during 2005. Continued increases in average core deposits provided a relatively inexpensive source of funds. Average core deposits increased $185.3 million or 15% to $1.42 billion during 2005. As the economy improved during 2005, maturities of investment securities were deployed into higher yielding loans and we increased our utilization of FHLB advances which reduced the need to increase deposit rates or obtain wholesale funding. During the fourth quarter of 2005 our net interest margin was 4.61%. We are optimistic that this level of margin can be sustained throughout 2006 provided various economic and competitive factors remain constant.

Our net interest margin remained relatively stable during 2004 and 2003 increasing only 4 basis points. The low interest rate environment prevalent in 2003 and much of 2004 challenged many financial institutions to maintain their margins. During the second half of 2004, the Federal Funds target rate increased five times, increasing 125 basis points. During this period, we saw improvement in certain loan and investment yield categories. During the declining interest rate cycle that began in 2001 and continued through the first half of 2004, we maintained our net interest margin by increasing our core deposits and reducing rates on our deposit products. Although loan demand declined during this period, we employed a strategy of purchasing investment securities with funds generated through deposit growth. We purchased primarily government agency securities with shorter weighted average lives within the one year to three year range.

We are asset sensitive from an interest-rate risk standpoint over a short-term period of at least three months and then become slightly liability sensitive over a twelve month period. In the event of a change in interest rates, a larger amount of our interest-earning assets will reprice faster than our interest-bearing liabilities in the short-term. During a declining interest rate environment, our net interest margin will be compressed if we are unable to reprice our interest-bearing liabilities in a comparable volume to our interest-earning assets. Conversely, in a rising interest rate environment, our interest-earning assets will reprice faster than our interest-bearing liabilities. In that event, we anticipate improvement in our net interest margin as interest-earning assets reprice faster than our deposits and other interest-bearing liabilities. An increasing net interest margin does not imply that our revenues will continue to grow. If we are able to generate loan and investment security growth, net interest income could increase over prior years without an increase in the net interest margin. For additional discussion on how we manage the interest rate risks associated with our interest-earning assets and interest-bearing liabilities see the “Interest Rate Sensitivity” section in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Net Interest Income Rate & Volume Analysis

The following table sets forth the total dollar amount of change in interest income and interest expense. The changes have been segregated for each major category of interest earning-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, changes in rates and changes in rates multiplied by volume. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:

	2005 Compared to 2004 Increase (Decrease) Due to			2004 Compared to 2003 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (1)	$19,535	$11,091	$30,626	$5,771	$(6,290)	$(519)
Securities (TE)	2,182	(69)	2,113	6,246	868	7,114
Interest-earning deposits with banks	207	(458)	(251)	176	16	192

Total interest income (TE)	$21,924	$10,564	$32,488	$12,193	$(5,406)	$6,787

Interest Expense
Deposits:
Certificates of deposit	$1,198	$2,896	$4,094	$(369)	$(1,654)	$(2,023)
Savings accounts	73	16	89	151	(198)	(47)
Interest-bearing demand	737	4,525	5,262	798	(495)	303

Total interest on deposits	2,008	7,437	9,445	580	(2,347)	(1,767)
FHLB advances	2,630	515	3,145	(330)	48	(282)
Long-term subordinated debt & trust preferred obligations	3	418	421	3	82	85
Other borrowings	—	161	161	0	54	54

Total interest expense	$4,641	$8,531	$13,172	$253	$(2,163)	$(1,910)

TE =  Taxable Equivalent

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.9 million in 2005, $1.2 million in 2004, and $2.4 million in 2003.

As evidenced by the table presented above, the $32.5 million increase in total interest revenue during 2005, as compared to 2004, was primarily due to increased loan volume coupled with increasing rates on loans. The $13.2 million increase in total interest expense in 2005, as compared to 2004, was a result of increased rates paid on certificate of deposits and interest bearing demand accounts and increased use of FHLB advances. The $6.8 million increase in total interest revenue during 2004, as compared to 2003, was primarily due to increased investment in available for sale securities. The $1.9 million decrease in interest expense during 2004, as compared to 2003, is due to lower rates on deposits.

Provision for Loan and Lease Losses

Our contribution to the provision for loan and lease losses (“the provision”) was $1.5 million for 2005, compared with $995,000 for 2004, and $2.9 million for 2003. For the years ended December 31, 2005, 2004, and 2003, net loan charge-offs amounted to $572,000, $2.7 million, and $1.8 million, respectively. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2005, 2004 and 2003 were 4 basis points, 23 basis points, and 16 basis points, respectively. The charge-offs during 2005, 2004 and 2003 were comprised of several loans. The increased provision in 2005 as compared to 2004 was due to growth in our loan portfolio. The provision is based on management’s estimates resulting from ongoing modeling and qualitative analysis of the characteristics and composition of the loan portfolio. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion.

Noninterest Income

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2005	$ change	% change	2004	$ change	% change	2003
	(in thousands)
Fees and other revenue:
Service charges, loan fees and other fees	$11,310	$763	7%	$10,547	$475	5%	$10,072
Mortgage banking	1,223	(583)	(32)%	1,806	(1,940)	(52)%	3,746
Merchant services fees	8,480	1,221	17%	7,259	1,151	19%	6,108
Gain (loss) on sale of securities, net	6	12	(200)%	(6)	(228)	(103)%	222
Bank owned life insurance (BOLI)	1,577	259	20%	1,318	(221)	(14)%	1,539
Other income	2,190	870	66%	1,320	223	20%	1,097

Total noninterest income	$24,786	$2,542	11%	$22,244	$(540)	(2)%	$22,784

Total noninterest income increased $2.5 million, or 11%, in 2005 compared to a decrease of $540,000 or 2% in 2004. The increase in noninterest income during 2005 was primarily due to increased service charges and other fees and merchant service revenue. Service charges and other fees increased $763,000 during 2005 as compared to 2004 due to loan and core deposit growth. Merchant service revenue increased because of the addition of new merchants as well as increased volume of existing clients. These increases were partially offset by a $583,000 decrease in mortgage banking income resulting from lower volume.

The $540,000 decrease in noninterest income during 2004 was primarily a result declining refinance activity which resulted in a $1.9 million decrease in mortgage banking revenue from 2003. This decrease was partially offset by a $1.2 million increase in merchant services revenue due to increased volume.

In accordance with our investment strategy, we monitor market conditions with a view to realizing gains on our available for sale securities portfolio as market conditions allow. Investment securities sales in 2005 recorded net gains of $6,000, compared to net losses of $6,000 in 2004 and net gains of $222,000 in 2003. There were no impairment charges realized in any of the years presented.

Other Noninterest Income:    The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2005	$ change	% change	2004	$ change	% change	2003
	(in thousands)
Gain on disposal of assets	$299	$212	244%	$87	$44	102%	$43
Cash management 12-b1 fees	287	40	16%	247	(136)	(36)%	383
Stand-by letter of credit fees	224	43	24%	181	74	69%	107
Late charges	211	13	7%	198	(4)	(2)%	202
Currency exchange income	223	43	24%	180	67	59%	113
Commercial line of credit fees	90	2	2%	88	5	6%	83
New Markets Tax Credit dividend	60	60	100%	—	—	—	—
Other	796	457	135%	339	173	104%	166

Total other noninterest income	$2,190	$870	66%	$1,320	$223	20%	$1,097

Other nonintererst income increased $870,000 or 66% during 2005 and $223,000 or 20% during 2004. The $299,000 gain on the sale of assets during 2005 consists of $245,000 of amortized gain from the sale and lease-back of two buildings in September 2004. The resulting $1.3 million gain on the sale was deferred and recognized over the life of the leases, the unamortized gain balance at December 31, 2005 and 2004 was $1.0 million and $1.3 million, respectively, and is included in other liabilities on our consolidated balance sheets. Cash management fees from investment services increased $40,000 during 2005 as opposed to decreasing $136,000 during 2004. This increase in fees was due to increased volume and improved market conditions. The $457,000 increase in Other during 2005 was primarily due to referral fees received from other institutions related to real estate loans.

Noninterest Expense

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2005	$ change	% change	2004	$ change	% change	2003
	(in thousands)
Compensation	$27,707	$3,759	16%	$23,948	$1,351	6%	$22,597
Employee benefits	9,578	1,298	16%	8,280	1,220	17%	7,060
Occupancy	10,107	1,670	20%	8,437	(291)	(3)%	8,728
Merchant processing	3,258	274	9%	2,984	523	21%	2,461
Advertising and promotion	1,978	(24)	(1)%	2,002	257	15%	1,745
Data processing	2,904	585	25%	2,319	401	21%	1,918
Legal and professional services	3,503	191	6%	3,312	1,481	81%	1,831
Taxes, licenses and fees	2,018	383	23%	1,635	(35)	(2)%	1,670
Net (gain) cost of other real estate owned	(8)	5	(38)%	(13)	(152)	(109)%	139
Other	11,810	3,388	40%	8,422	611	8%	7,811

Total noninterest expense	$72,855	$11,529	19%	$61,326	$5,366	10%	$55,960

Total noninterest expense increased $11.5 million, or 19%, in 2005 and $5.4 million, or 10%, in 2004. Contributing to the increase for both periods was an increased number of full-time equivalent employees from the acquisition of Astoria and expansion of our commercial banking team during the fourth quarter of 2004. Additionally, the increase in employee benefits for both periods was impacted by increased group medical costs. The $1.7 million increase in occupancy expense during 2005 is a result of the sale and lease-back of two buildings in September 2004, which resulted in decreased rental income from tenants and increased rent expense. Also contributing to the increase in occupancy expense during 2005 was the opening of two new branches, the University Place and downtown Puyallup branches, in the second and third quarter of 2005, respectively, which were partially offset by the closing of our South Hill Mall branch. The $1.5 million increase in legal and professional services during 2004 was due to documentation compliance with internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”).

Other Noninterest Expense:    The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2005	$ change	% change	2004	$ change	% change	2003
	(in thousands)
Losses on investments in affordable housing partnerships (1)	$715	$715	100%	$—	$—	—%	$—
Core deposit intangible amortization (“CDI”)	537	398	286%	139	139	100%	—
Software support & maintenance	667	378	131%	289	98	51%	191
Federal Reserve Bank processing fees	659	268	69%	391	12	3%	379
Supplies & postage	2,290	228	11%	2,062	55	3%	2,007
Telephone & network communications	1,072	181	20%	891	(140)	(14)%	1,031
Recovery of operational and loan commitment losses	(50)	146	(74)%	(196)	(376)	(209)%	180
Sponsorships & charitable contributions	699	136	24%	563	7	1%	556
Travel	307	91	42%	216	23	12%	193
Investor relations	188	72	62%	116	41	55%	75
Insurance	470	65	16%	405	30	8%	375
Regulatory premiums	318	29	10%	289	(29)	(9)%	318
Director expenses	426	3	7%	423	133	46%	290
Employee expenses	522	(67)	(11)%	589	224	61%	365
ATM Network	505	(136)	(21)%	641	55	9%	586
Other	2,485	881	55%	1,604	339	27%	1,265

Total other noninterest expense	$11,810	$3,388	40%	$8,422	$611	8%	$7,811

(1)	Losses on investment in affordable housing partnerships, future losses are not projected to continue at this level. Losses are offset by tax credits which reduce our income tax liability.

On January 1, 2006, we are required to adopt Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires all entities to recognize compensation expense related to stock options in the financial statements. For all the periods presented in this report, we did not recognize compensation expense related to stock options, rather as permitted under SFAS 123R, we presented the pro forma financial results of including the effects of compensation expense related to share-based payments in Note 1 of the Consolidated Financial Statements in “Item 8. Financial Statement and Supplementary Data”. Upon adoption in January 2006, we expect the impact of SFAS No. 123(R) on our net income and net income per share to approximate that shown in our current pro forma disclosure.

Our ability to control noninterest expense in relation to the level of net total revenue (net interest income plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net total revenue that is used to cover expenses. We calculate our efficiency ratio on a tax equivalent basis and exclude certain income and expense items, such as gains/losses on investment securities and net cost (gain) of REO. See our Reconciliation of Selected Financial Data to GAAP Financial Measures in “Item 6. Selected Financial Data” of this report for our calculation. For the years ended 2005, 2004 and 2003, our efficiency ratio was 61.20%, 63.20% and 62.86%, respectively. Our efficiency ratio improved (lowered) slightly during 2005 due to growth in total revenue exceeding growth in other expenses. The increase in the efficiency ratio during 2004 was primarily due to Sarbanes expenditures. We are committed to controlling and managing expenses. Continued improvement of the efficiency ratio will depend on loan growth, increases in interest rates, growth of noninterest income and continued expense control.

Income Tax

For the years ended December 31, 2005, 2004, and 2003, we recorded income tax provisions of $11.7 million, $9.4 million, and $8.3 million, respectively. The effective tax rate was 28% in 2005, 29% in 2004 and 30% in 2003. Our income tax provision has increased over the last three years due to increased pre-tax income partially offset in 2005 and 2004 by the beneficial impact of a State corporate income tax credit. Our effective tax rate is less than our statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. In addition to these items, for the year ended December 31, 2005, tax credits received on investments in affordable housing partnerships contributed to our effective rate being less than our statutory rate. For additional information, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition

Our total assets grew 9% to $2.38 billion at December 31, 2005 from $2.18 billion at December 31, 2004. Our increase in total assets was primarily due to growth in our loan portfolio which grew 15% or $205.0 million to $1.56 billion. Our investment portfolio decreased 9% or $57.1 million due to maturities and principal payments received being used to fund loan growth. Deposits increased 8% or $142.6 million to $2.01 billion. The majority of the growth in deposits was in core deposits which increased 7% or $97.0 million to $1.48 billion. Advances from the FHLB increased 37% or $25.7 million to $94.4 million, the increased advances were used to fund loan growth and operational expenses during 2005. Total equity increased 11% or $23.1 million to $226.2 million due to $29.6 million in net income for 2005.

Investment Portfolio

We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk, and to provide collateral for certain public deposits and FHLB advances. For the upcoming year, we are evaluating different options to mitigate the impact of a potential decline in short-term rates on our net interest margin. Consistent with our investment strategy, we may purchase or sell securities in response to changes in interest rates or prepayment characteristics.

The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts that we believe the securities could be sold for as of the dates indicated. As of December 31, 2005 we had 167 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we have the ability and intent to hold these investments to maturity or until fair value recovers above cost. We review these investments for other-than-temporary impairment on an ongoing basis. While our review did not result in an other-than-temporary impairment adjustment as of December 31, 2005, we will continue to review these investments for possible adjustment in the future.

Securities available for sale and securities held to maturity decreased by $57.1 million to $574.9 million from year-end 2004 to year-end 2005. Purchases during 2005 totaled $33.0 million while maturities and prepayments totaled $58.7 million compared to purchases of $187.8 million and maturities and prepayments of $82.2 million during 2004. We sold $19.6 million securities for net realized gains of $6,000 during 2005, as compared to $33.6 million of securities sold for net realized losses of $6,000 during 2004. At December 31, 2005 U.S. Government agency mortgage-backed securities (“MBS”) and U.S. Government agency collateralized mortgage obligations (“CMO”) comprised 50% of our investment portfolio, state and municipal securities were 22%, and U.S. government agency securities were 27%. All of our MBS and CMO holdings are agency backed. There were no impairment charges recognized during 2005, 2004 or 2003.

Approximately 99% of our investment portfolio consists of available for sale securities carried at their fair values. The average duration of our investment portfolio was 5 years and 4 months at December 31, 2005.

Throughout 2005, maturities and principal payments received have been used to fund growth in our loan portfolio to capitalize on rising short-term interest rates. For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

Securities Available for Sale

	December 31, 2005
	Amortized Cost	Fair Value	Yield
	(in thousands)
U.S. Government agency
Due through 1 year	$74,944	$74,327	2.53%
Over 1 through 5 years	82,381	80,533	3.64%

Total	$157,325	$154,860	3.11%

U.S. Government agency mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$1,049	$1,030	3.62%
Over 5 through 10 years	120,277	117,730	4.39%
Over 10 years	172,875	170,030	4.62%

Total	$294,201	$288,790	4.52%

State and municipal securities (2)
Due through 1 year	$170	$170	3.75%
Over 1 through 5 years	5,973	5,859	3.43%
Over 5 through 10 years	15,841	16,135	5.61%
Over 10 years	101,309	104,787	6.33%

Total	$123,293	$126,951	6.10%

Other securities
Due through 1 year	$800	$800	2.94%
After 10 years	1,000	954	4.76%

Total	$1,800	$1,754	3.93%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Securities Held to Maturity

	December 31, 2005
	Amortized Cost	Fair Value	Yield (1)
	(in thousands)
State and municipal securities
Due through 1 year	$375	$378	6.33%
Over 1 through 5 years	1,853	1,857	6.09
Over 10 years	296	352	9.65

Total	$2,524	$2,587	6.55%

(1)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Loan Portfolio

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2005	% of Total	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total
	(in thousands)
Commercial business	$556,589	35.6%	$488,157	35.9%	$381,658	35.4%	$460,169	39.1%	$466,638	39.9%

Lease financing	14,385	0.9	—	—	—	—	—	—	—	—

Real estate:
One-to-four family residential	74,930	4.8	49,580	3.7	47,430	4.4	50,119	4.3	52,852	4.5
Commercial and five or more family residential properties	651,393	41.6	595,775	43.8	472,836	43.8	447,662	38.1	432,419	37.0

Total real estate	726,323	46.4	645,355	47.5	520,266	48.2	497,781	42.4	485,271	41.5
Real estate construction:
One-to-four family residential	41,033	2.6	26,832	2.0	15,577	1.4	17,968	1.5	20,693	1.8
Commercial and five or more family residential properties	89,134	5.7	70,108	5.1	58,998	5.5	93,490	7.9	91,080	7.7

Total real estate construction	130,167	8.3	96,940	7.1	74,575	6.9	111,458	9.4	111,773	9.5

Consumer	140,110	9.0	132,130	9.7	104,240	9.7	109,070	9.3	109,845	9.4

Subtotal	1,567,574	100.2	1,362,582	100.2	1,080,739	100.2	1,178,478	100.2	1,173,527	100.3
Less deferred loan fees and other	(2,870)	(0.2)	(2,839)	(0.2)	(2,437)	(0.2)	(2,625)	(0.2)	(2,894)	(0.3)

Total loans	$1,564,704	100.0%	$1,359,743	100.0%	$1,078,302	100.0%	$1,175,853	100.0%	$1,170,633	100.0%

Loans held for sale	$1,850		$6,019		$10,640		$22,102		$29,364

At December 31, 2005, total loans were $1.56 billion compared with $1.36 billion in the prior year, an increase of $205.0 million or 15%. We experienced growth in all loan categories with the most significant growth in commercial business and commercial real estate loans. The loan portfolio mix remained relatively unchanged from the prior year with the exception of the addition of the lease financing category during the fourth quarter of 2005 which accounted for $14.4 million of total loan growth for the year. Total loans at December 31, 2005 represented 66% of total assets up from 62% at December 31, 2004. The compound annual growth rate of our loan portfolio over the last five years is 6%.

Commercial Business Loans:    Commercial loans increased $68.4 million, or 14%, to $556.6 million from year-end 2004, representing 36% of total loans at year end. We are committed to providing competitive commercial banking in our primary market areas. We believe that increases in commercial lending during 2005 were due to increased confidence of business owners as the economy continued to improve. We expect to continue to expand our commercial lending products and to emphasize in particular our relationship banking with businesses, and business owners. During 2005, business usage of available lines of credit has decreased to approximately 40% from past levels of approximately 60%. We believe that this shift in line usage is a result of business owners taking advantage of the low interest rate environment to leverage their commercial property. We anticipate that some business owners will continue to be conservative in the upcoming year in investing in inventory and equipment.

Lease Financing:    The addition of equipment leasing is the result of a portfolio acquisition made in late 2005. The bulk of the portfolio, approximately 96%, consists of titled transportation type equipment. This segment of the portfolio is documented through an open-end vehicle lease agreement that specifies a monthly stream of rental payments along with a stipulated equipment residual value at lease end. We hold vehicle title to the equipment contained in these leases. The remaining portfolio, which constitutes approximately 4% of the portfolio, is made up of other miscellaneous, non-titled equipment. This equipment is documented through a non-vehicle, standard lease agreement and further secured with personal guarantees and the standard UCC filings. Transportation related industries are influenced primarily by fuel, maintenance and insurance type costs. It is anticipated that this segment of the portfolio will generate future financing opportunities that will be predicated at least in part to these outside influences.

Real Estate Loans:    Residential one-to-four family loans increased $25.4 million to $74.9 million at December 31, 2005 from $49.6 million at December 31, 2004. Residential one-to-four family loans represented 5% of total loans at December 31, 2005 and 4% of total loans at December 31, 2004. These loans are used by us to collateralize advances from the FHLB. Our underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. Generally, our policy is to originate for sale to third parties residential loans secured by properties located within our primary market areas. We may retain larger percentages of such originated loans as market conditions dictate.

Commercial and five or more family residential real estate loans increased $55.6 million, or 9%, to $651.4 million at December 31, 2005, representing 42% of total loans from $595.8 million at December 31, 2004, representing 44% of total loans. Commercial and five or more family residential real estate loans reflect a mix of owner occupied and income property transactions. Generally, these loans are made to borrowers who have existing banking relationships with us. Our underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

Real Estate Construction Loans:    We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $14.2 million to $41.0 million at December 31, 2005, representing 3% of total loans, from $26.8 million, representing 2% of total loans at December 31, 2004. Commercial and five or more family residential real estate construction loans increased $19.0 million to $89.1 million at December 31, 2005, representing 6% of total loans, from $70.1 million, representing 5% of total loans, at December 31, 2004. We endeavor to limit our construction lending risk through adherence to strict underwriting procedures.

Consumer Loans:    At December 31, 2005, we had $140.1 million of consumer loans outstanding, representing 9% of total loans as compared with $132.1 million of consumer loans outstanding, and 10% of total loans, at December 31, 2004. Consumer loans made by us include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous personal loans.

Foreign Outstanding:    We are not involved with loans to foreign companies and foreign countries.

For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see note 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2005:

	Maturing
(in thousands)	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
Commercial business	$286,892	$194,581	$75,116	$556,589
Real estate construction	62,309	31,794	36,064	130,167

Total	$349,201	$226,375	$111,180	$686,756

Fixed rate loans due after 1 year		$85,933	$32,914	$118,847
Variable rate loans due after 1 year		140,442	78,266	218,708

Total		$226,375	$111,180	$337,555

Risk Elements

The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt to a single borrower.

In analyzing our existing portfolio, we review our consumer and residential loan portfolios by their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis.

We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio see the following “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with the loan committee, has the responsibility for administering the credit approval process. As another part of its control process, we use an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by our credit policies. This includes a review of documentation when the loan is initially extended and subsequent on-site examination to ensure continued performance and proper risk assessment.

Nonperforming Assets:    Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) real estate owned; and (iv) personal property owned. Nonperforming assets totaled $4.9 million, or 0.21% of year-end assets at December 31, 2005, compared to $9.1 million, or 0.42% of year end assets at December 31, 2004.

The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Nonaccrual:
Commercial business	$4,316	$6,587	$9,987	$13,767	$15,393
Real Estate
One-to-four family residential	376	375	365	139	356
Commercial and five or more family residential real estate	—	440	1,245	1,842	1,415
Real Estate Construction
One-to-four family residential	—	—	663	920	237
Consumer	41	820	995	250	234

Total nonaccrual loans	4,733	8,222	13,255	16,918	17,635
Restructured:
Commercial business	124	227	—	—	—
One-to-four family residential construction	—	—	—	187	716

Total restructured loans	124	227	—	187	716

Total nonperforming loans	4,857	8,449	13,255	17,105	18,351
Real estate owned	18	680	1,452	130	197
Other personal property owned	—	—	691	916	—

Total nonperforming assets	$4,875	$9,129	$15,398	$18,151	$18,548

Accruing loans past-due 90 days or more	$—	$4	$4	$7	$—
Foregone interest on nonperforming loans	$106	$920	$1,338	$1,664	$632
Interest recognized on nonperforming loans	$45	$101	$386	$568	$645
Potential problem loans	$2,269	$2,321	$1,342	$2,818	$4,746
Allowance for loan losses	$20,829	$19,881	$20,261	$19,171	$14,734
Allowance for loan losses to nonperforming loans	428.84%	235.31%	152.86%	112.08%	80.29%
Allowance for loan losses to nonperforming assets	427.26%	217.78%	131.58%	105.62%	79.44%
Nonperforming loans to year end loans	0.31%	0.62%	1.23%	1.45%	1.57%
Nonperforming assets to year end assets	0.21%	0.42%	0.88%	1.07%	1.24%

Nonperforming Loans:    The Consolidated Financial Statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. Our policy is generally to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. Nonperforming loans were $4.9 million or 0.31% of year-end loans (excluding loans held for sale) at December 31, 2005, compared to $8.4 million, or 0.62% in the prior year. Foregone interest on nonperforming loans was $106,000, $920,000 and $1.3 million during 2005, 2004 and 2003, respectively.

Nonperforming loans and other nonperforming assets are centered in a number of lending relationships which we consider adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. We will continue our collection efforts and liquidation of collateral to recover as large a portion of the nonperforming assets as possible. Substantially, all nonperforming loans are to borrowers within Washington state market areas.

Real Estate Owned:    Real estate owned, which is comprised of property from foreclosed real estate loans, decreased $662,000 to $18,000 at December 31, 2005 compared to a decrease of $772,000 to $680,000 at December 31, 2004.

Other Personal Property Owned:    Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. There were no OPPO assets at December 31, 2005 and 2004.

Potential Problem Loans:    Potential problem loans are loans which are currently performing and are not nonaccrual, restructured or impaired loans, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $2.3 million at both year end 2005 and 2004.

For additional information on our nonperforming loans see Note 6 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with SFAS No. 5, “Accounting for Contingencies.”

2.	Criticized/classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

3.	The unallocated allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

On a quarterly basis our Chief Credit Officer reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the ALLL, including economic and business condition reviews. Factors which influenced management’s judgment in determining the amount of the additions to the ALLL charged to operating expense include the following as of the applicable balance sheet dates:

1.	Existing general economic and business conditions affecting our market place

2.	Credit quality trends, including trends in nonperforming loans

3.	Collateral values

4.	Seasoning of the loan portfolio

5.	Bank regulatory examination results

6.	Findings of internal credit examiners

7.	Duration of current business cycle

The ALLL is increased by provisions for loan and lease losses (“provision”) charged to operations, and is reduced by loans charged off, net of recoveries. While we believe the best information available is used by us to determine the ALLL, unforeseen market conditions could result in adjustments to the ALLL, and net income could be affected, if circumstances differ from the assumptions used in determining the ALLL.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded loan commitments and letters of credit, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Analysis of the ALLL

The following table provides an analysis of our loss experience by loan type for the last five years:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Total loans, net at year end (1)	$1,564,704	$1,359,743	$1,078,302	$1,175,853	$1,170,633

Daily average loans	$1,494,567	$1,186,506	$1,128,941	$1,183,922	$1,218,906

Balance of ALLL at beginning of period	$19,881	$20,261	$19,171	$14,734	$18,791
Balance acquired through acquisition	—	1,367	—	—	—
Charge-offs
Commercial business	(386)	(2,490)	(2,210)	(6,870)	(9,681)
Real Estate:
One-to-four family residential	—	—	(1)	(6)	—
Commercial and 5 or more family residential properties	—	—	—	(3,500)	(11)
Real Estate Construction:
One-to-four family residential construction	—	—	(26)	(855)	(109)
Commercial and five or more family residential properties	(665)	(260)	—	—	—
Consumer	(221)	(292)	(315)	(857)	(247)

Total charge-offs	(1,272)	(3,042)	(2,552)	(12,088)	(10,048)

Recoveries
Commercial business	218	124	728	158	138
Real Estate:
One-to-four family residential	—	1	—	23	—
Commercial and 5 or more family residential properties	—	—	—	3	—
Real Estate Construction:
One-to-four family residential construction	—	25	5	538	—
Commercial and five or more family residential properties	326	—	—	—	—
Consumer	156	150	59	23	53

Total recoveries	700	300	792	745	191

Net charge-offs	(572)	(2,742)	(1,760)	(11,343)	(9,857)
Provision charged to expense	1,520	995	2,850	15,780	5,800

Balance of ALLL at year end	$20,829	$19,881	$20,261	$19,171	$14,734

Net charge-offs to average loans outstanding	0.04%	0.23%	0.16%	0.96%	0.81%
Allowance for loan losses to year end loans (1)	1.33%	1.46%	1.88%	1.63%	1.26%

(1)	Excludes loans held for sale

At December 31, 2005, our ALLL was $20.8 million, or 1.33% of year-end loans (excluding loans held for sale), 428.84% of nonperforming loans, and 427.26% of nonperforming assets. This compares to an ALLL of $19.9 million, or 1.46% of year-end loans (excluding loans held for sale), 235.31% of nonperforming loans, and 217.78% of nonperforming assets at December 31, 2004. We allocated $1.5 million, $995,000 and $2.9 million to our provision during 2005, 2004 and 2003, respectively. The increase in the provision during 2005 was due primarily to loan growth and the decrease during 2004 was reflective of declining loan growth, but higher credit quality.

During 2005, net charge-offs totaled $572,000 compared to net charge-offs of $2.7 million in 2004. The net charge-offs during 2005 and 2004 were comprised of several loans. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2005 and 2004 were 4 basis point and 23 basis points, respectively.

We have used the same methodology for ALLL calculations during 2005, 2004 and 2003. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. There were no significant changes during 2005 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. We maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. Our credit quality measures improved during 2005 and are some of the strongest in our history. We carefully monitor the loan portfolio and continue to emphasize credit quality and strengthening of our loan monitoring systems and controls.

Allocation of the ALLL

The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2005		2004		2003		2002		2001
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(in thousands)
Commercial business	$11,744	35.6%	$10,222	35.9%	$12,940	35.4%	$13,292	39.1%	$11,386	39.9%
Lease financing	316	0.9	—	—	—	—	—	—	—	—
Real estate and construction:
One-to-four family residential	809	7.4	678	5.7	895	5.8	508	5.8	788	6.3
Commercial and five or more family residential properties	6,663	47.1	7,995	48.8	5,140	49.1	4,623	45.8	1,855	44.4
Consumer	677	9.0	985	9.7	1,376	9.7	941	9.3	877	9.4
Unallocated	620	—	1	—	(90)	—	(193)	—	(172)	—

Total	$20,829	100.0%	$19,881	100.0%	$20,261	100.0%	$19,171	100.0%	$14,734	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

At December 31, 2005 our unallocated ALLL was approximately $620,000. As discussed previously, management maintains a conservative approach in determining the adequacy of the ALLL. The unallocated amount at December 31, 2005 reflects recent loan growth in less seasoned relationships which will require aging to determine the probability of default and the level of loss given default.

Deposits

The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2005		2004		2003
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
Interest bearing demand (1)	$889,457	1.23%	$796,124	0.72%	$638,097	0.85%
Savings	113,160	0.35%	92,743	0.35%	76,293	0.48%
Certificates of deposit	499,916	2.92%	451,977	2.32%	466,047	2.69%

Total interest-bearing deposits	1,502,533	1.73%	1,340,844	1.23%	1,180,437	1.55%
Demand and other non-interest bearing	421,245		349,669		302,736

Total average deposits	$1,923,778		$1,690,513		$1,483,173

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts.

During 2005 and 2004 our total average deposits increased $233.3 million and $207.3 million respectively, or 14% during both years. Our focus in increasing our deposit base is on core deposit growth, which includes interest and non-interest bearing demand, money market, and savings accounts. Average core deposits increased $185.3 million during 2005 and $221.4 million during 2004.

We believe that the increase in average core deposits is due to our strong franchise built through providing our customers with superior customer service. The strong growth in core deposits provided us with a relatively inexpensive source of funds and precluded the need to increase rates on certificates of deposit significantly. If equity markets improve, the banking industry could experience lower deposit growth than realized during the past several years as money migrates back towards those markets. Irregardless, we anticipate growing our deposits through the addition of new customers and expansion of our existing customer base as business and individual prosperity is maintained or improves.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

	December 31, 2005
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
Amounts maturing in:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(in thousands)
Three months of less	$156,420	8%	$—	—%
Over 3 through 6 months	17,151	1%	—	—
Over 6 through 12 months	32,126	2%	—	—
Over 12 months	85,889	4%	10,862	1%

Total	$291,586	15%	$10,862	1%

Other time deposits of $100,000 or more set forth in the table above represent brokered and wholesale deposits. We use brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.

Short-Term Borrowings

Our short-term borrowings consist of FHLB advances which we use as a supplement to our funding sources. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. We anticipate that we will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

The following table sets forth the details of short-term borrowings are as follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Short-term borrowings
Balance at year end	$94,400	$68,700	$16,500
Average balance during the year	$107,651	$20,675	$26,681
Maximum month-end balance during the year	$194,200	$68,700	$79,100
Weighted average rate during the year	3.27%	1.79%	1.36%
Weighted average rate at December 31,	4.33%	2.34%	1.10%

For additional information on our borrowings, including amounts pledged as collateral, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Long-Term Borrowings

During 2001, we, participated in a pooled trust preferred offering through our subsidiary trust (the “Trust”), whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 7.82% at December 31, 2005. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debt at five years for a premium and at ten years at par, allowing us to retire the debt early if conditions are favorable. Effective December 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on our December 31, 2003 Consolidated Balance Sheets and our related investment in the Trust was recorded in “other assets” on the Consolidated Balance Sheets.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2005 and 2004, the outstanding balance was $2.5 million with an interest rate of 6.07% at December 31, 2005. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance. For additional information on our borrowings, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2005
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,301	$5,719	$4,971	$13,223	$27,214
Capital lease	165	142	—	—	307
FHLB advances	94,400	—	—	—	94,400
Other borrowings	—	2,500	—	—	2,500
Long-term subordinated debt	—	—	—	22,312	22,312

Total	$97,866	$8,361	$4,971	$35,535	$146,733

At December 31, 2005, we had commitments to extend credit of $698.6 million compared to $609.8 million at December 31, 2004. For additional information regarding future financial commitments, see Note 16 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds

Our primary sources of funds are net income, loan repayments, maturities and principal payments on available for sale investments, customer deposits, advances from the FHLB and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and a large commercial bank of $388.9 million and $17.5 million, respectively, at December 31, 2005, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiaries which are used to fund dividends to shareholders and cover operating expenses.

Capital Expenditures

Capital expenditures, primarily consisting of the addition of a new branch, are anticipated to be approximately $2.1 million during 2006.

See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2005 and 2004.

Capital

Our shareholders’ equity increased to $226.2 million at December 31, 2005, from $203.2 million at December 31, 2004. The increase is due primarily to net income for the year of $29.6 million. Shareholders’ equity was 9.52% and 9.33% of total assets at December 31, 2005 and 2004.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiaries qualify as “well-capitalized” at December 31, 2005 and 2004.

The following table sets forth the Company’s and its banking subsidiaries capital ratios at December 31, 2005 and 2004:

							Requirements
	Company		Columbia Bank		Astoria		Adequately capitalized	Well- capitalized
	2005	2004	2005	2004	2005	2004
Total risk-based capital ratio	12.97%	12.99%	12.52%	12.68%	14.79%	13.28%	8%	10%
Tier 1 risk-based capital ratio	11.82%	11.75%	11.38%	11.43%	13.61%	12.15%	4%	6%
Leverage ratio	9.54%	8.99%	9.32%	8.83%	10.23%	10.30%	4%	5%

Dividends

The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2005	2004	2003
Dividends paid per common share	$0.39	$0.26	$0.15
Dividend payout ratio	0.21%	0.17%	0.11%

For quarterly detail of dividends declared during 2005 and 2004 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

Applicable federal, Washington state and Oregon regulations restrict capital distributions, including dividends, by the Company’s banking subsidiaries. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. Our ability to pay cash dividends is substantially dependent upon receipt of dividends from our banking subsidiaries.

Reference “Item 6. Selected Financial Data” of this report for our return on average assets, return on average equity and average equity to average assets ratios for all reported periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. Generally, there are four sources of interest rate risk as described below:

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

We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines further provide that in the event of an increase in interest rate risk beyond pre-established limits, management will consider steps to reduce interest rate risk to acceptable levels.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. We believe that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2005. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

	Estimated Maturity or Repricing
December 31, 2005	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
Interest-Earning Assets
Interest-earning deposits	$3,619	$—	$—	$—	$3,619
Loans, net of deferred fees	770,804	129,687	596,890	67,323	1,564,704
Loans held for sale	1,850	—	—	—	1,850
Investments	6,749	4,425	26,568	547,590	585,332

Total interest-earning assets	$783,022	$134,112	$623,458	$614,913	2,155,505

Allowance for loan and lease losses					(20,829)
Cash and due from banks					96,787
Premises					44,690
Other assets					101,169

Noninterest-earning assets					221,817

Total assets					$2,377,322

Interest-Bearing Liabilities
Interest bearing non-maturity deposits	$275,890	$194,144	$398,507	$153,272	$1,021,813
Time deposits	200,576	141,234	185,919	109	527,838
Borrowings	94,400	—	2,572	—	96,972
Long-term subordinated debt	22,312	—	—	—	22,312

Total interest-bearing liabilities	$593,178	$335,378	$586,998	$153,381	1,668,935

Other liabilities					482,145

Total liabilities					2,151,080
Shareholders’ equity					226,242

Total liabilities and shareholders’ equity					$2,377,322

Interest-bearing liabilities as a percent of total interest-earning assets	27.52%	15.56%	27.23%	7.12%

Rate sensitivity gap	$189,844	$(201,266)	$36,460	$461,532	$486,570
Cumulative rate sensitivity gap	$189,844	$(11,422)	$25,038	$486,570

Rate sensitivity gap as a percentage of interest-earning assets	8.81%	(9.34)%	1.69%	21.41%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	8.81%	(0.53)%	1.16%	22.57%

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

Based on the results of the simulation model as of December 31, 2005, we would expect an increase in net interest income of $1.9 million and a decrease of $3.9 million if interest rates gradually increase or decrease, respectively, from current rates by 200 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag changes in loan rates by 3 months.

Impact of Inflation and Changing Prices

The impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington

March 6, 2006

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(in thousands except per share)
Interest Income
Loans	$99,535	$68,908	$69,427
Securities available for sale	22,525	20,718	14,166
Securities held to maturity	62	103	162
Deposits in other banks	85	337	145

Total interest income	122,207	90,066	83,900
Interest Expense
Deposits	25,983	16,537	18,304
Federal Home Loan Bank advances	3,515	370	652
Long-term obligations	1,583	1,162	1,077
Other borrowings	214	54	—

Total interest expense	31,295	18,123	20,033

Net Interest Income	90,912	71,943	63,867
Provision for loan and lease losses	1,520	995	2,850

Net interest income after provision for loan and lease losses	89,392	70,948	61,017
Noninterest Income
Service charges and other fees	11,310	10,547	10,072
Mortgage banking	1,223	1,806	3,746
Merchant services fees	8,480	7,259	6,108
Gain (loss) gain on sale of securities available for sale, net	6	(6)	222
Bank owned life insurance (“BOLI”)	1,577	1,318	1,539
Other	2,190	1,320	1,097

Total noninterest income	24,786	22,244	22,784
Noninterest Expense
Compensation and employee benefits	37,285	32,228	29,657
Occupancy	10,107	8,437	8,728
Merchant processing	3,258	2,984	2,461
Advertising and promotion	1,978	2,002	1,745
Data processing	2,904	2,319	1,918
Legal and professional services	3,503	3,312	1,831
Taxes, licenses and fees	2,018	1,635	1,670
Net (gain) cost of other real estate owned	(8)	(13)	139
Other	11,810	8,422	7,811

Total noninterest expense	72,855	61,326	55,960

Income before income taxes	41,323	31,866	27,841
Provision for income taxes	11,692	9,353	8,319

Net Income	$29,631	$22,513	$19,522

Net Income Per Common Share:
Basic	$1.89	$1.55	$1.39
Diluted	$1.87	$1.52	$1.37
Dividends paid per common share	$0.39	$0.26	$0.15
Average number of common shares outstanding	15,708	14,558	14,039
Average number of diluted common shares outstanding	15,885	14,816	14,215

See accompanying notes to the Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2005	2004
			(in thousands)
A S S E T S
Cash and due from banks			$96,787	$53,467
Interest-earning deposits with banks			3,619	369

Total cash and cash equivalents			100,406	53,836
Securities available for sale at fair value (amortized cost of $576,619 and $627,519, respectively)			572,355	628,897
Securities held to maturity (fair value of $2,587 and $3,199, respectively)			2,524	3,101
Federal Home Loan Bank stock at cost			10,453	10,761
Loans held for sale			1,850	6,019
Loans, net of deferred loan fees of ($2,870) and ($2,839), respectively			1,564,704	1,359,743
Less: allowance for loan and lease losses			20,829	19,881

Loans, net			1,543,875	1,339,862
Interest receivable			11,671	9,582
Premises and equipment, net			44,690	44,774
Real estate owned			18	680
Goodwill			29,723	29,723
Other			59,757	49,495

Total Assets			$2,377,322	$2,176,730

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Deposits:
Noninterest-bearing			$455,838	$391,011
Interest-bearing			1,549,651	1,471,855

Total deposits			2,005,489	1,862,866
Federal Home Loan Bank advances			94,400	68,700
Other borrowings			2,572	2,500
Long-term subordinated debt			22,312	22,246
Other liabilities			26,307	17,264

Total liabilities			2,151,080	1,973,576
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding
December 31,
	2005	2004
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	15,831	15,594	162,973	159,693
Retained earnings			66,051	42,552
Accumulated other comprehensive income (loss)—
Unrealized (losses) gains on securities available for sale, net of tax			(2,782)	909

Total shareholders’ equity			226,242	203,154

Total Liabilities and Shareholders’ Equity			$2,377,322	$2,176,730

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2003	13,976	$111,056	$20,696	$(28)	$660	$132,384
Comprehensive income:
Net income	—	—	19,522	—	—	19,522
Reclassification of net gains on securities available for sale included in net income, net of tax of $78	—	—	—	—	(144)	(144)
Unrealized losses on securities available for sale, net of tax of $554	—	—	—	—	(1,029)	(1,029)

Total comprehensive income						18,349
Issuance of stock under stock option and other plans	129	1,406	—	—	—	1,406
Amortization of deferred compensation restricted stock	—	—	—	28	—	28
Tax benefit associated with stock options	—	213	—	—	—	213
Cash dividends paid on common stock	—	—	(2,008)	—	—	(2,008)

Balance at December 31, 2003	14,105	112,675	38,210	—	(513)	150,372
Comprehensive income:
Net income	—	—	22,513	—	—	22,513
Reclassification of net losses on securities available for sale included in net income, net of tax of $2	—	—	—	—	4	4
Unrealized gains on securities available for sale, net of tax of $743	—	—	—	—	1,418	1,418

Total comprehensive income						23,935
Issuance of stock under stock option and other plans	211	2,910	—	—	—	2,910
Issuance of stock in acquisition	1,278	29,305	—	—	—	29,305
Issuance of shares of common stock—5% stock dividend	—	14,461	(14,461)	—	—	—
Tax benefit associated with stock options	—	342	—	—	—	342
Cash dividends paid on common stock	—	—	(3,710)	—	—	(3,710)

Balance at December 31, 2004	15,594	159,693	42,552	—	909	203,154
Comprehensive income:
Net income	—	—	29,631	—	—	29,631
Reclassification of net gains on securities available for sale included in net income, net of tax of $2	—	—	—	—	(4)	(4)
Unrealized losses on securities available for sale, net of tax of $1,949	—	—	—	—	(3,687)	(3,687)

Total comprehensive income						25,940
Issuance of stock under stock option and other plans	221	2,208	—	—	—	2,208
Issuance of stock under restricted stock plan	16	389	—	(389)	—	—
Amortization of deferred compensation restricted stock	—	—	—	297	—	297
Tax benefit associated with stock options	—	775	—	—	—	775
Cash dividends paid on common stock	—	—	(6,132)	—	—	(6,132)

Balance at December 31, 2005	15,831	$163,065	$66,051	$(92)	$(2,782)	$226,242

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities
Net income	$29,631	$22,513	$19,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,520	995	2,850
Deferred income tax (benefit) expense	(1,244)	926	(508)
Tax benefit associated with stock options	775	342	213
Stock based compensation expense	297	—	28
(Gains) losses on real estate owned and other personal property owned	(8)	(33)	68
Depreciation, amortization & accretion	8,927	9,260	10,204
Net realized gains on sale of assets	(221)	(48)	(243)
Decrease in loans held for sale	4,169	4,621	11,462
(Increase) decrease in interest receivable	(2,089)	(2,942)	70
Increase (decrease) in interest payable	624	45	(1,114)
Stock dividends from Federal Home Loan Bank stock	(43)	(386)	(409)
Net changes in other assets and liabilities	1,674	933	(3,021)

Net cash provided by operating activities	44,012	36,226	39,122
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	1,618	19,562	3,236
Proceeds from maturities of securities available for sale	5,494	2,186	3,142
Purchase of securities available for sale	(23,092)	(143,006)	(56,159)
Proceeds from sales of mortgage-backed securities available for sale	18,025	13,993	8,743
Proceeds from maturities of mortgage-backed securities available for sale	52,650	78,524	203,634
Purchase of mortgage-backed securities available for sale	(9,877)	(44,761)	(360,610)
Proceeds from maturities of securities held to maturity	578	1,448	1,647
Proceeds from sale of Federal Home Loan Bank stock	2,917	—	—
Purchase of Federal Home Loan Bank stock	(2,566)	—	—
Loans originated and acquired, net of principal collected	(204,513)	(179,898)	94,532
Purchases of premises and equipment	(4,751)	(2,385)	(1,920)
Proceeds from disposal of premises and equipment	780	10,231	281
Purchase of subsidiary, net of cash acquired	—	(9,503)	—
Proceeds from sale of real estate owned and other personal property owned	1,003	1,532	2,536

Net cash used in investing activities	(161,734)	(252,077)	(100,938)
Cash Flows From Financing Activities
Net increase in deposits	142,607	169,755	57,473
Net increase in other borrowings	—	2,500	—
Proceeds from Federal Home Loan Bank advances	1,163,630	538,750	107,400
Repayment of Federal Home Loan Bank advances	(1,137,930)	(491,050)	(137,370)
Cash dividends paid on common stock	(6,132)	(3,710)	(2,008)
Proceeds from issuance of common stock, net	2,208	2,910	1,406
Other, net	(91)	(102)	66

Net cash provided by financing activities	164,292	219,053	26,967

Increase (decrease) in cash and cash equivalents	46,570	3,202	(34,849)
Cash and cash equivalents at beginning of year	53,836	50,634	85,483

Cash and cash equivalents at end of year	$100,406	$53,836	$50,634

Supplemental information:
Cash paid for interest	$30,671	$18,077	$21,147
Cash paid for income taxes	$11,111	$8,623	$7,562
Noncash investing and financing activities:
Investment in affordable housing partnerships	$6,900	$—	$—
Loans foreclosed and transferred to real estate owned or other personal property owned	$333	$36	$3,701
Issuance of stock in acquisition (Note 2)	$—	$29,305	$—
Fair value of assets acquired in acquisition	$—	$193,600	$—
Fair value of liabilities assumed in acquisition	$—	$154,792	$—

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern Oregon coastal area. At December 31, 2005, the Company conducted its banking services in 40 office locations with the majority of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia bank”). In Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Bank of Astoria (“Astoria”), which was acquired on October 1, 2004. Astoria’s results of operations were included in the Company’s results beginning on the acquisition date. Unaudited Pro Forma Condensed Consolidated Results of Operations had the acquisition taken place on January 1, 2003 are presented in Note 2.

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Company and its wholly owned banking subsidiaries, Columbia bank and Astoria. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also, under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. See Note 2 for further discussion.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as “other comprehensive income (loss)” in the Consolidated Statements of Shareholders’ Equity.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the reasons for the decline, (2) the length of time and the extent to which the fair value has been less than cost and not as a result of changes in interest rates, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are determined using the specific identification method.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general, specific, and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The unallocated allowance provides for other credit losses inherent in the Company’s loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Allowance for Unfunded Loan Commitments and Letters of Credit

The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheets, with changes to the balance charged against noninterest expense.

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

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2005, intangible assets included on the Consolidated Balance Sheets consist of a core deposit intangible that is amortized using an accelerated method with an original estimated life of approximately 10 years. See Note 2 for further discussion.

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

Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 177,000, 258,000, and 176,000 in 2005, 2004, and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan losses and valuation allowance on deferred tax assets.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which reasonably approximates its fair value. The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. Stock redemptions are at the discretion of the FHLB.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Accounting for Stock Based Compensation

At December 31, 2005, the Company has a stock based compensation plan (the “Plan”) as described in Note 13 that provides for the granting of stock options and restricted stock awards to eligible employees and directors. The Company recognizes compensation expense for restricted stock granted. The Company applies the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations in accounting for stock options. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock at the date of grant. For all options granted by the Company, no compensation cost has been recognized for the periods presented. Had compensation cost for the Company’s Plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands except per share)
Net income attributable to common stock:
As reported	$29,631	$22,513	$19,522
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	193	—	18
Deduct: Total stock based employee compensation expense, including restricted stock and stock options, determined under fair value method, net of related tax effects	(873)	(504)	(492)

Pro forma	$28,951	$22,009	$19,048

Net income per common share:
Basic:
As reported	$1.89	$1.55	$1.39
Pro forma	1.84	1.51	1.36
Diluted:
As reported	$1.87	$1.52	$1.37
Pro forma	1.82	1.49	1.34

Reclassifications

Certain amounts in the 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123 (R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and

Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS No. 123(R). Under the SEC’s new rule, the Company will be required to apply SFAS No. 123(R) as of January 1, 2006. The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We expect the impact of SFAS No. 123(R) on our net income and net income per share to approximate that shown in our current pro forma disclosure relating to share-based compensation expense in Note 1 above. Total compensation expense under SFAS No. 123(R) will be impacted by grants of new awards, modifications of existing awards or cancellations of awards after the adoption of SFAS No. 123(R) on January 1, 2006.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). This FSP both nullifies and carries forward certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. Additionally, it includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP FAS 115-1 did not have a significant impact on the Company’s results of operations, financial condition or cash flows.

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
Purchase Price:
Total value of the Company’s common stock exchanged	$29,305
Cash portion of purchase price and direct acquisition costs	18,651

Total purchase price		$47,956
Allocation of purchase price:
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

The fair values of assets and liabilities of Astoria at the date of acquisition are presented below:

Cash	$9,148
Securities available for sale	50,711
Loans, net of allowance for loan losses of $1,367	101,793
Premises and equipment, net	3,725
Other assets	3,583
Core deposit intangible	4,072
Goodwill	29,716

Total assets	202,748
Deposits	(148,485)
Federal Home Loan Bank advances	(4,500)
Other liabilities	(1,807)

Total liabilities	(154,792)

Net assets acquired	$47,956

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2005 and 2004 was approximately $13.7 million and $18.7 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities

At December 31, 2005, the Company’s securities portfolio primarily consisted of securities issued by the U.S. Government and its agencies and corporations, The Company did not have any other issuances in its portfolio, which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005:
U.S. Government agency	$157,325	$—	$(2,465)	$154,860
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	294,201	809	(6,220)	288,790
State & municipal securities	123,293	4,021	(363)	126,951
Other securities	1,800	—	(46)	1,754

Total	$576,619	$4,830	$(9,094)	$572,355

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2004:
U.S. Government agency	$163,858	$469	$(939)	$163,388
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	359,280	1,792	(3,005)	358,067
State & municipal securities	102,526	3,449	(369)	105,606
Other securities	1,855	—	(19)	1,836

Total	$627,519	$5,710	$(4,332)	$628,897

Purchases of securities available for sale during 2005 totaled $33.0 million while maturities and prepayments totaled $58.1 million compared to purchases of $187.8 million and maturities and prepayments of $80.7 million during 2004 and purchases of $416.8 million and maturities and prepayments of $206.8 million during 2003. For the years ended December 31, 2005, 2004 and 2003, proceeds from the sale of securities available for sale amounted to $19.6 million, $33.6 million and $12.0 million, respectively. Gross realized losses amounted to $0, $11,000 and $14,000, respectively. Gross realized gains amounted to $6,000, $5,000 and $236,000, respectively.

The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
U.S. Government agency
Due through 1 year	$74,944	$74,327
Over 1 through 5 years	82,381	80,533

Total	$157,325	$154,860

U.S. Government agency mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$1,049	$1,030
Over 5 through 10 years	120,277	117,730
Over 10 years	172,875	170,030

Total	$294,201	$288,790

State and municipal securities
Due through 1 year	$170	$170
Over 1 through 5 years	5,973	5,859
Over 5 through 10 years	15,841	16,135
Over 10 years	101,309	104,787

Total	$123,293	$126,951

Other securities
Due through 1 year	$800	$800
After 10 years	1,000	954

Total	$1,800	$1,754

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities held to maturity:

Securities Held To Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005:
State and municipal securities	$2,524	$63	$—	$2,587

December 31, 2004:
State and municipal securities	$3,101	$98	$—	$3,199

There were no purchases of securities held to maturity during the years ended December 31, 2005 and 2004, nor were there any sales of such securities during the years ended December 31, 2005, 2004 and 2003.

The following table summarizes the amortized cost and fair value of securities held to maturity by contractual maturity groups:

	December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
State and municipal securities
Due through 1 year	$375	$378
Over 1 through 5 years	1,853	1,857
Over 10 years	296	352

Total	$2,524	$2,587

At December 31, 2005 and 2004, available for sale and held to maturity securities with a fair value of $450.7 million and $534.9 million, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings, and for other purposes as required or permitted by law.

The following table summarizes information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months of More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government agency	$42,414	$(1,009)	$112,447	$(1,456)	$154,861	$(2,465)
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	60,150	(971)	195,449	(5,295)	255,599	(6,266)
State and municipal securities	15,772	(155)	8,217	(208)	23,989	(363)

Total	$118,336	$(2,135)	$316,113	$(6,959)	$434,449	$(9,094)

At December 31, 2005, there were 36 U.S. Government agency securities in an unrealized loss position, of which 30 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

At December 31, 2005, there were 59 state and municipal government securities in an unrealized loss position, of which 28 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2005 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

At December 31, 2005, there were 72 U.S. Government agency mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 51 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities &

collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

5.	Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net income as reported	$29,631	$22,513	$19,522
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(5,642)	2,167	(1,805)
Tax benefit (expense)	1,947	(741)	488

Net unrealized (losses) gains on securities available for sale, net of tax	(3,695)	1,426	(1,317)
Less: reclassification adjustment of realized gains (losses) on securities available for sale	6	(6)	222
Tax (expense) benefit	(2)	2	(78)

Net realized gains (losses) on sale of securities available for sale, net of tax	4	(4)	144

Total comprehensive income	$25,940	$23,935	$18,349

6.	Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2005	2004
	(in thousands)
Commercial business	$556,589	$488,157
Lease financing	14,385	—
Real estate:
One-to-four family residential	74,930	49,580
Commercial and five or more family residential properties	651,393	595,775

Total real estate	726,323	645,355
Real estate construction:
One-to-four family residential	41,033	26,832
Commercial and five or more family residential properties	89,134	70,108

Total real estate construction	130,167	96,940
Consumer	140,110	132,130

Subtotal	1,567,574	1,362,582

Less deferred loan fees, net	(2,870)	(2,839)

Total loans, net of deferred loan fees	$1,564,704	$1,359,743

Loans held for sale	$1,850	$6,019

Non-accrual loans totaled $4.7 million and $8.2 million at December 31, 2005 and 2004, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $106,000 for 2005, $920,000 for 2004 and $1.3 million for 2003. At December 31, 2005 and 2004, there were no commitments of additional funds for loans accounted for on a non-accrual basis.

At December 31, 2005 and 2004, the recorded investment in impaired loans was $3.8 million and $7.5 million, respectively, with a specific valuation allowance of $936,000 for 2005 and $315,000 for 2004. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004, and 2003, was $6.3 million, $6.1 million, and $8.5 million, respectively. Interest income recognized on impaired loans was $45,000 in 2005, $102,000 in 2004, and $386,000 in 2003.

At December 31, 2005 and 2004, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

During 2005, the Company purchased vehicle and equipment leases from a company in which a Director of the Company has a significant ownership interest for an aggregate purchase price of $14.8 million. Prior to entering into the agreement, the Company obtained an independent fair value assessment of the lease portfolio. Based on the independent fair value assessment and an internal credit review of the leases, management believes the transaction was made on substantially the same terms as those prevailing at the time for comparable transactions with other persons who are not affiliated with the Company and did not involve more than the normal risk of repayment or present other unfavorable terms. At December 31, 2005, the balance of the lease financing portfolio was $14.4 million.

The Company and its banking subsidiaries have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $10.5 million and $19.9 million at December 31, 2005 and 2004, respectively. During 2005, $6.0 million of related party loans were made and repayments totaled $15.4 million. During 2004, $4.2 million related party loans were made and repayments totaled $2.8 million.

At December 31, 2005 and 2004 $84.7 million and $88.8 million of residential real estate loans were pledged as collateral on FHLB borrowings.

7.	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Changes in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$19,881	$20,261	$19,171
Loans charged off	(1,272)	(3,042)	(2,552)
Recoveries	700	300	792

Net charge-offs	(572)	(2,742)	(1,760)
Balance acquired in acquisition	—	1,367	—
Provision charged to expense	1,520	995	2,850

Balance at end of year	$20,829	$19,881	$20,261

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$289	$ —	$ —
Net changes in the allowance for unfunded loan commitments and letters of credit	50	289	—

Balance at end of year	$339	$289	$ —

The allowance for unfunded loan commitments and letters of credit was established by the Company during 2004.

8.	Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2005	2004
	(in thousands)
Land	$9,821	$7,125
Buildings	31,099	34,018
Leasehold improvements	2,138	2,084
Equipment under capital lease	538	457
Furniture and equipment	23,497	23,158
Vehicles	367	354
Computer software	7,586	5,739

Total cost	75,046	72,935
Less accumulated depreciation and amortization	(30,356)	(28,161)

Total	$44,690	$44,774

Total depreciation and amortization expense on buildings and furniture and equipment was $4.0 million, $3.6 million, and $3.9 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

9.	Goodwill and Other Intangibles

The Company recorded $29.7 million of goodwill and $4.1 million of core deposit intangible assets (“CDI”) as a result of the acquisition of Astoria on October 1, 2004. Both the goodwill and the CDI are part of the Astoria segment. There were no acquisitions during 2005. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, no amortization expense related to goodwill was recognized during the years presented in this report.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2005 and 2004:

	Goodwill	CDI
	(in thousands)
Balance at December 31, 2003	$7	$—
Additions	29,716	4,072
Amortization	—	139

Balance at December 31, 2004	29,723	3,933
Additions	—	—
Amortization	—	537

Balance at December 31, 2005	$29,723	$3,396

Amortization expense on the CDI was $537,000 in 2005 and $139,000 in 2004, there was no amortization expense in 2003. The Company estimates that aggregate amortization expense on the CDI will be $452,000 for 2006, $383,000 for 2007, and $379,000 for 2008, 2009 and 2010.

10.	Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2005	2004
	(in thousands)
Demand and other noninterest-bearing	$455,838	$391,011
Interest-bearing demand	339,686	281,849
Money market	563,973	601,891
Savings	118,604	106,350
Certificates of deposit less than $100,000	224,940	224,865
Certificates of deposit $100,000 or greater	302,448	256,900

Total	$2,005,489	$1,862,866

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or greater:

Year Ending December 31,	(in thousands)
2006	$205,697
2007	38,189
2008	23,892
2009	20,752
2010	13,815
Thereafter	103

Total	$302,448

11.	Borrowings

The Company had FHLB advances of $94.4 million and $68.7 million at December 31, 2005 and 2004, respectively, which represents overnight borrowings. Penalties are generally required for prepayments of certain long-term FHLB advances. FHLB advances are at the following interest rates:

	December 31,
	2005	2004
Interest Rates	(in thousands)
4.33%	$94,400	$—
2.35%	—	63,700
2.32%	—	5,000

Total	$94,400	$68,700

FHLB advances are collateralized by the following:

	December 31,
	2005	2004
	(in thousands)
Collateral on FHLB Borrowings
Fair value of investment securities	$398,604	$479,055
Recorded value of blanket pledge on residential real estate loans	84,660	88,804

Total	$483,264	$567,589

FHLB Borrowing Capacity	$388,864	$498,889

At December 31, 2005 and 2004, the Company held $22.3 and $22.2 million, respectively, in debt arising from the trust preferred offering described below. Additionally, The Company has a $20.0 million unsecured line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2005 and 2004, the outstanding balance was $2.5 million with an interest rate of 6.07% and 4.10%, respectively. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 7.82% at December 31, 2005. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt at five years for a premium and at ten years at par, allowing the Company to retire the debt early if conditions are favorable. At December 31, 2003, the Company adopted FIN No. 46 (as revised), “Consolidation of Variable Interest Entities”, whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 Consolidated Balance Sheet and the Company’s related investment in the Trust of $681,000 was recorded in other assets. At December 31, 2005 and 2004, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

12.	Income Tax

The components of income tax expense are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current tax expense	$12,936	$8,427	$8,827
Deferred (benefit) expense	(1,244)	926	(508)

Total	$11,692	$9,353	$8,319

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$7,353	$7,016
Unrealized loss on investment securities available for sale	1,505	—
Supplemental executive retirement plan	1,440	1,093
Other	217	134

Total deferred tax assets	10,515	8,243
Deferred tax liabilities:
FHLB stock dividends	(1,956)	(1,943)
Purchase accounting	(1,379)	(1,631)
Section 481 adjustment—deferred fees	(289)	(431)
Unrealized gain on investment securities available for sale	—	(469)
Depreciation	(771)	(868)

Total deferred tax liabilities	(4,395)	(5,342)

Net deferred tax assets	$6,120	$2,901

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2005		2004		2003
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax based on statutory rate	$14,463	35%	$11,153	35%	$9,744	35%
Increase (reduction) resulting from:
Tax credits	(412)	(1)	(131)	(0)	(153)	(1)
Tax exempt instruments	(2,208)	(6)	(1,753)	(6)	(1,440)	(5)
Other nondeductible items	(151)	0	84	0	168	1

Income tax	$11,692	28%	$9,353	29%	$8,319	30%

13.	Share-Based Payments

The Company has a stock option plan (the “Plan”) to provide additional incentives to employees and directors thereby helping to attract and retain the best available personnel. The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company’s stock at the grant date. At December 31, 2005, a maximum of 2,191,482 option shares were authorized under the Plan, of which a net 1,734,024 were granted, 1,246,948 have been exercised, and 457,458 were available for future grants. Generally, stock options vest three years after the date of grant and are exercisable for a five-year period after vesting.

As part of the terms of the acquisition of Astoria, the Company added Astoria’s existing stock option plan. The stock options outstanding under Astoria’s plan at the acquisition date were exchanged for the option to buy Company stock in accordance with the provisions of the acquisition. At December 31, 2004, 158,645 options were outstanding under Astoria’s plan, the options vested during 2004 and 2005 leaving no options outstanding at December 31, 2005. No additional options will be granted under this plan. The options in Astoria’s plan have been included in the tables presented below.

At December 31, 2005 and 2004, the Company had stock options outstanding of 478,360 shares and 693,210 shares, respectively, for the purchase of common stock at option prices ranging from $7.73 to $25.75 per share. The Company’s policy is to recognize compensation expense at the date the options are granted based on the difference, if any, between the then market value of the Company’s common stock and the stated option price.

The following tables outline the stock option activity for 2005, 2004, and 2003. All prior year amounts presented have been adjusted to reflect the 5 percent stock dividends paid in May 2004 and April 2002:

	Number of Option Shares	Weighted-Average Price of Option Shares	Weighted-Average Issue Date Fair Value
Balance at January 1, 2003	838,721	$11.24
Granted	37,800	14.99	$6.53
Exercised	(110,102)	8.51
Terminated	(78,360)	12.04

Balance at December 31, 2003	688,059	11.78
Granted	209,558	18.41	$10.20
Exercised	(196,846)	13.19
Terminated	(7,561)	14.70

Balance at December 31, 2004	693,210	13.35
Granted	24,500	23.58	$9.00
Exercised	(237,250)	10.41
Terminated	(2,100)	14.04

Balance at December 31, 2005	478,360	$15.33

Total Vested at December 31, 2005	372,185	$13.55

Financial data pertaining to outstanding stock options were as follows:

December 31, 2005
Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 7.73 – 10.29	20,975	2.7	$9.80	20,975	$9.80
10.30 – 12.87	234,020	3.5	11.43	234,020	11.43
12.88 – 15.44	59,883	5.5	14.08	35,208	14.09
15.45 – 18.02	7,350	5.7	17.25	—	—
18.03 – 20.59	47,794	5.1	18.60	46,219	18.59
20.60 – 23.17	42,338	3.0	22.36	35,763	22.50
23.18 – 25.75	66,000	7.0	24.94	—	—

	478,360	4.3 years	$15.33	372,185	$13.55

The fair value of options granted under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003: expected volatility of 36.25% in 2005, 37.78% in 2004, and 41.91% in 2003; risk-free rates of 4.08% for 2005, 3.73% for 2004, and 3.32% for 2003; annual dividend yields of 0.36% for 2005, 0.28% for 2004 and 0.27% for 2003; and expected lives of five years in 2005, six years in 2004, and six years in 2003.

The Plan also provides for the grant of restricted stock to its executives and directors. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to the Company’s Section 16 officers, which are made at the discretion of the Board’s Compensation Committee. The purpose of such grants is to reward the executives and directors for prior service to the Company and to provide incentive to such executives and directors to continue to serve the Company in the future. Restricted stock grants provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain conditions are met. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service.

Compensation expense for restricted stock is based on the market price of the Company stock on the grant date and amortized on a straight-line basis over the vesting period which is currently two years. Total compensation expense recognized for restricted shares was $297,000, $0 and $28,000, for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were 8,000 shares of restricted stock outstanding and unearned compensation related to these restricted shares was $92,000. There were no restricted shares outstanding at December 31, 2004.

Restricted stock consists of the following for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005		2004		2003
	Restricted Shares	Market Price	Restricted Shares	Market Price	Restricted Shares	Market Price
Balance at the beginning of the year	—		—		43,313
Granted	16,000	$24.34	—		—
Vested/Forfeited	(8,000)		—		(43,313)

Balance at the end of the year	8,000		—		—

14.	Regulatory Capital Requirements

The Company (on a consolidated basis) and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2005 and 2004, that the Company, Columbia Bank and Astoria met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Insurance Corporation categorized Columbia Bank and Astoria as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s or Astoria’s category. The Company and its banking subsidiaries’ actual capital amounts and ratios as of December 31, 2005 and 2004, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total Capital (to risk-weighted assets):
The Company	$239,073	12.97%	$147,439	8.0%	N/A	N/A
Columbia Bank	$213,869	12.52%	$136,612	8.0%	$170,765	10.0%
Astoria	$19,761	14.79%	$10,689	8.0%	$13,361	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$217,905	11.82%	$73,719	4.0%	N/A	N/A
Columbia Bank	$194,271	11.38%	$68,306	4.0%	$102,459	6.0%
Astoria	$18,190	13.61%	$5,344	4.0%	$8,017	6.0%
Tier 1 Capital (to average assets):
The Company	$217,905	9.54%	$91,341	4.0%	N/A	N/A
Columbia Bank	$194,271	9.32%	$83,412	4.0%	$104,265	5.0%
Astoria	$18,190	10.23%	$7,113	4.0%	$8,891	5.0%
As of December 31, 2004:
Total Capital (to risk-weighted assets):
The Company	$210,741	12.99%	$129,817	8.0%	N/A	N/A
Columbia Bank	$190,166	12.68%	$119,941	8.0%	$149,927	10.0%
Astoria	$16,474	13.28%	$9,921	8.0%	$12,402	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$190,589	11.75%	$64,909	4.0%	N/A	N/A
Columbia Bank	$171,425	11.43%	$59,971	4.0%	$89,956	6.0%
Astoria	$15,063	12.15%	$4,961	4.0%	$7,441	6.0%
Tier 1 Capital (to average assets):
The Company	$190,589	8.99%	$84,825	4.0%	N/A	N/A
Columbia Bank	$171,425	8.83%	$77,631	4.0%	$97,039	5.0%
Astoria	$15,063	10.30%	$5,853	4.0%	$7,316	5.0%

15.	Employee Benefit Plans

The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank and Astoria. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan . On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Astoria 401(k) Plan permits eligible employees, those who are at least 18 years of age and have completed six months of service, to contribute a portion of their salary to the 401(k) Plan. The Company is required to match 50% of employee contributions up to 5% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed

$800,000 during 2005, $543,000 during 2004, and $448,000 during 2003, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $1.2 million during 2005 and $1.0 million during 2004 and 2003.

The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price within a six month look-back period. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per share. Participants of the ESP Plan purchased 22,031 shares for $486,000 in 2005, 15,029 shares for $289,000 in 2004 and 18,651 shares for $254,000 in 2003. At December 31, 2005 there were 6,905 shares available for purchase under the ESP plan.

The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. Associated with the SERP benefit is a death benefit for each participant’s beneficiary. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 6.0% in 2005 and 6.75% in 2004, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2005	2004
	(in thousands)
Balance at beginning of year	$2,451	$1,398
Benefit expense	924	762
Additions related to acquisitions	—	329
Benefit payments	(90)	(38)

Balance at end of year	$3,285	$2,451

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,
(in thousands)
2006	$108
2007	157
2008	207
2009	304
2010	309
2011 through 2015	2,729

Total	$3,814

16.	Commitments and Contingent Liabilities

Lease Commitments:    The Company leases locations as well as equipment under various non-cancelable operating leases that expire between 2006 and 2025. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2005, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2006	$3,301
2007	3,049
2008	2,670
2009	2,601
2010	2,371
Thereafter	13,222

Total minimum payments	$27,214

Total rental expense on buildings and equipment was $3.7 million, $3.0 million, and $3.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various noncancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with SFAS No. 13, “Accounting for Leases” and is being amortized over the life of the respective leases. At December 31, 2005 and 2004, the deferred gain was $1.0 million and $1.3 million, respectively, and is included in “other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk:    In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2005 and 2004, the Company’s loan commitments amounted to $678.2 million and $588.2 million, respectively. Standby letters of credit were $20.4 million and $21.6 million at December 31, 2005 and 2004, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $577,000 and $2.0 million at December 31, 2005 and 2004, respectively.

Legal Proceedings:    The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial position or results of operations of the Company.

17.	Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
		2005		2004
	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$96,787	$96,787	$53,467	$53,467
Interest-earning deposits with banks	Approximately equal to carrying value	3,619	3,619	369	369
Securities available for sale	Quoted market prices	572,355	572,355	628,897	628,897
Securities held to maturity	Quoted market prices	2,524	2,587	3,101	3,199
Loans held for sale	Discounted expected future cash flows	1,850	1,869	6,019	6,019
Loans	Discounted expected future cash flows, net of allowance for loan losses	1,543,875	1,544,111	1,339,862	1,347,700
Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$2,005,489	$2,000,247	$1,862,866	$1,801,411
FHLB advances	Discounted expected future cash flows	94,400	94,400	68,700	68,700
Other borrowings	Discounted expected future cash flows	2,572	2,572	2,500	2,500
Long-term obligations	Discounted expected future cash flows	22,312	22,312	22,246	22,240

Off-Balance-Sheet Financial Instruments:    The fair value of commitments, guarantees, and letters of credit at December 31, 2005 and 2004, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

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

The Company generates segment results that include balances directly attributable to business line activities. The financial results of each segment are derived from the Company’s general ledger system. Overhead, including sales and back office support functions, and other indirect expenses are not allocated to the major lines of business. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating activity. The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions. Significant portions of the changes in net interest income and total assets for 2005 as compared to 2004 reflect transfers of loans from retail banking to commercial banking. Financial highlights by lines of business:

Condensed Statement of Operations

	Year Ended December 31, 2005
	Oregon	Washington
	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan and lease losses	$8,199	$20,065	$55,083	$6,758	$(713)	$89,392
Other income	1,192	1,159	6,324	1,402	14,709	24,786
Other expense	(5,760)	(7,247)	(18,215)	(2,144)	(39,489)	(72,855)

Contribution to overhead and profit	$3,631	$13,977	$43,192	$6,016	$(25,493)	41,323

Income taxes						(11,692)

Net income						$29,631

Total assets	$209,932	$757,370	$510,543	$267,599	$631,878	$2,377,322

	Year Ended December 31, 2004
	Oregon	Washington
	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan and lease losses	$1,942	$17,299	$33,614	$10,294	$7,799	$70,948
Other income	421	889	6,604	1,739	12,591	22,244
Other expense	(1,171)	(4,423)	(18,201)	(1,858)	(35,673)	(61,326)

Contribution to overhead and profit	$1,192	$13,765	$22,017	$10,175	$(15,283)	31,866

Income taxes						(9,353)

Net income						$22,513

Total assets	$204,605	$592,558	$478,789	$245,718	$655,060	$2,176,730

	Year Ended December 31, 2003
	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan and lease losses	$14,406	$29,278	$14,296	$3,037	$61,017
Other income	889	6,929	3,754	11,212	22,784
Other expense	(3,684)	(17,375)	(2,544)	(32,357)	(55,960)

Contribution to overhead and profit	$11,611	$18,832	$15,506	$(18,108)	27,841

Income taxes					(8,319)

Net income					$19,522

Total assets	$416,552	$472,927	$267,182	$587,686	$1,744,347

19.	Parent Company Financial Information

Condensed Statements of Operations—Parent Company Only

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Income
Dividend from bank subsidiary	$6,000	$18,000	$—
Interest on loans	1	26	32
Interest on securities available for sale	120	120	41
Interest-earning deposits:
Unrelated banks	2	4	37
Other	—	—	5
Other interest income	48	35	—

Total Income	6,171	18,185	115
Expense
Compensation and employee benefits	402	85	102
Long-term obligations	1,712	1,199	1,077
Other expense	814	842	850

Total Expenses	2,928	2,126	2,029

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	3,243	16,059	(1,914)
Income tax benefit	(953)	(679)	(670)

Income (loss) before equity in undistributed net income of subsidiaries	4,196	16,738	(1,244)
Equity in undistributed net income of subsidiaries	25,435	5,775	20,766

Net Income	$29,631	$22,513	$19,522

Condensed Balance Sheets—Parent Company Only

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and due from subsidiary bank	$125	$1,222
Interest-earning deposits with unrelated banks	2,617	101

Total cash and cash equivalents	2,742	1,323
Securities available for sale	4,948	4,936
Loans	—	76
Investment in banking subsidiaries	243,503	221,761
Other assets	97	46

Total Assets	$251,290	$228,142

Liabilities and Shareholders’ Equity
Long-term subordinated debt	$22,312	$22,246
Other borrowings	2,500	2,500
Other liabilities	236	242

Total liabilities	25,048	24,988
Shareholders’ equity	226,242	203,154

Total Liabilities and Shareholders’ Equity	$251,290	$228,142

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Operating Activities
Net income	$29,631	$22,513	$19,522
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(25,435)	(5,775)	(20,766)
Tax benefit associated with stock options	775	342	213
Stock based compensation expense	297	—	28
Provision for depreciation and amortization	(9)	5	11
Net changes in other assets and liabilities	(58)	(47)	(449)

Net cash provided by (used in) operating activities	5,201	17,038	(1,441)
Investing Activities
Purchase of securities available for sale	—	—	(4,974)
Loan principal collected	76	449	131
Acquisition of subsidiary	—	(18,651)	—

Net cash provided by (used in) investing activities	76	(18,202)	(4,843)
Financing Activities
Net increase in short-term borrowings	—	2,500	—
Cash dividends paid	(6,132)	(3,710)	(2,008)
Proceeds from issuance of common stock, net	2,208	2,910	1,406
Other, net	66	66	66

Net cash (used in) provided by financing activities	(3,858)	1,766	(536)

Increase (decrease) in cash and cash equivalents	1,419	602	(6,820)
Cash and cash equivalents at beginning of year	1,323	721	7,541

Cash and cash equivalents at end of year	$2,742	$1,323	$721

Supplemental Non-Cash Investing & Financing Activities

Issuance of stock in acquisition	$—	$29,305	$—

20.	Summary Of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2004 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2005
Total interest income	$27,570	$29,929	$31,755	$32,953	$122,207
Total interest expense	6,269	7,583	8,424	9,019	31,295

Net interest income	21,301	22,346	23,331	23,934	90,912
Provision for loan and lease losses	890	370	245	15	1,520
Noninterest income	5,674	6,128	6,516	6,468	24,786
Noninterest expense	17,277	18,514	18,793	18,271	72,855

Income before income tax	8,808	9,590	10,809	12,116	41,323
Provision for income tax	2,510	2,792	2,857	3,533	11,692

Net income	$6,298	$6,798	$7,952	$8,583	$29,631

Net income per common share:
Basic	$0.40	$0.44	$0.50	$0.55	$1.89
Diluted	$0.40	$0.43	$0.50	$0.54	$1.87

2004
Total interest income	$21,129	$21,218	$21,937	$25,782	$90,066
Total interest expense	4,257	4,242	4,370	5,254	18,123

Net interest income	16,872	16,976	17,567	20,528	71,943
Provision for loan and lease losses	300		250	445	995
Noninterest income	5,114	5,871	5,336	5,923	22,244
Noninterest expense	14,349	15,179	15,061	16,737	61,326

Income before income tax	7,337	7,668	7,592	9,269	31,866
Provision for income tax	2,186	2,254	2,109	2,804	9,353

Net income	$5,151	$5,414	$5,483	$6,465	$22,513

Net income per common share:
Basic	$0.36	$0.38	$0.38	$0.42	$1.55
Diluted	$0.36	$0.37	$0.38	$0.41	$1.52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. No changes occurred since the quarter ended September 30, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2005.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Columbia Banking System, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.

Seattle, Washington

March 6, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding “Directors and Executive Officers of the Registrant” is set forth under the headings “Proposal No. 1: Election of Directors—Who are the Nominees” and “Management—Executive Officers Who are Not Directors” in the Company’s 2006 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement and is incorporated herein by reference. Information regarding the Company’s audit committee financial expert is set forth under the heading “Proposal No. 1: Election of Directors—What Committees has the Board Established” in our Proxy Statement and is incorporated by reference.

On February 25, 2004, consistent with the requirements of the Sarbanes-Oxley Act of 2002, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics was filed as Exhibit 14 to our 2003 Form 10-K Annual Report and can be accessed electronically by visiting the Company’s website at www.columbiabank.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding “Executive Compensation” is set forth under the headings “Proposal No. 1: Election of Directors—How are the Directors Compensated?” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under the headings “Stock Ownership” of the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding “Certain Relationships and Related Transactions” is set forth under the heading “Interest of Management in Certain Transactions” of the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Independent Public Accountants” of the Company’s Proxy Statement and is incorporated herein by reference.

PART VI

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements:

The Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

(2)        Financial Statements Schedules:

All other schedules to the Consolidated Financial Statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report.

(3)        Exhibits:

The response to this portion of Item 15 is submitted as a separate section of this report appearing immediately following the signature page and entitled “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 2006.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of March 2006.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein Senior Vice President and Chief Accounting Officer / Controller

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on March 7, 2006 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

March 7, 2006

INDEX TO EXHIBITS

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Restated Bylaws (1)

4.1	Specimen of common stock certificate (2)

4.2

Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1	Outsourcing agreement as of January 1, 2001 between the Company and Metavante Corporation (3)

10.2	Amended and Restated Stock Option and Equity Compensation Plan (4)

10.3	Form of Stock Option Agreement (4)

10.4	Form of Restricted Stock Agreement (4)

10.5	Form of Stock Appreciation Right Agreement (4)

10.6	Form of Restricted Stock Unit Agreement (4)

10.7	Amended and Restated Employee Stock Purchase Plan (2)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (2)

10.9	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (5)

10.10	Severance Agreement between the Bank, and Evans Q. Whitney effective July 1, 2004 (5)

10.11	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005

10.12	Form of Severance Agreement between the Bank, and Mark W. Nelson and Andrew McDonald (6)

10.13	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Devine, Mr. Folsom, Mr. Halleran, Mr. Hulbert, Mr. Rodman and Mr. Will (7)

10.14

Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel, Gary R. Schminkey, and Evans Q. Whitney and for Mark W. Nelson, whose agreement is effective July 1, 2003 (7)

10.15

Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following officers: Melanie J. Dressel, Gary R. Schminkey, Evans Q. Whitney and Mark W. Nelson (8)

10.16	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003 for directors and key employees (9)

14	Code of Ethics (9)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

(2)	Incorporated by reference to Exhibits 4.1, 10.4 and 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(3)	Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(4)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-125298) filed May 27, 2005

(5)	Incorporated by reference to Exhibit 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(6)	Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(7)	Incorporated by reference to Exhibits 10.1—10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(8)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(9)	Incorporated by reference to Exhibits 10.18 and 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003