Form 10-Q
period 2006-03-31
COLUMBIA BANKING SYSTEM INC
filed 2006-05-10
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                     Accelerated filer   ☒                     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The number of shares of common stock outstanding at April 30, 2006 was 15,994,561.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands except per share)
Interest Income
Loans	$28,644	$21,822
Taxable securities	4,958	4,657
Tax-exempt securities	1,427	1,082
Deposits with banks	29	9
Federal funds sold	11	—

Total interest income	35,069	27,570
Interest Expense
Deposits	8,491	5,182
Federal Home Loan Bank advances	1,768	706
Long-term obligations	459	347
Other borrowings	45	34

Total interest expense	10,763	6,269

Net Interest Income	24,306	21,301
Provision for loan and lease losses	215	890

Net interest income after provision for loan and lease losses	24,091	20,411
Noninterest Income
Service charges and other fees	2,834	2,636
Mortgage banking	147	422
Merchant services fees	2,038	1,789
Gain on sale of securities available for sale, net	10	—
Bank owned life insurance (“BOLI”)	399	373
Other	545	454

Total noninterest income	5,973	5,674
Noninterest Expense
Compensation and employee benefits	9,669	9,268
Occupancy	2,648	2,332
Merchant processing	784	707
Advertising and promotion	652	504
Data processing	800	707
Legal and professional services	230	764
Taxes, licenses and fees	596	465
Other	2,961	2,530

Total noninterest expense	18,340	17,277

Income before income taxes	11,724	8,808
Provision for income taxes	3,536	2,510

Net Income	$8,188	$6,298

Net Income Per Common Share:
Basic	$0.52	$0.40
Diluted	$0.51	$0.40
Dividends paid per common share	$0.13	$0.07
Average number of common shares outstanding	15,860	15,606
Average number of diluted common shares outstanding	16,101	15,852

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

	March 31, 2006	December 31, 2005
	(in thousands)
ASSETS
Cash and due from banks	$88,303	$96,787
Interest-earning deposits with banks	8,304	3,619

Total cash and cash equivalents	96,607	100,406
Securities available for sale at fair value (amortized cost of $629,992 and $576,619, respectively)	621,643	572,355
Securities held to maturity (fair value of $2,582 and $2,587, respectively)	2,524	2,524
Federal Home Loan Bank stock at cost	10,453	10,453
Loans held for sale	1,737	1,850
Loans, net of deferred loan fees of ($2,215) and ($2,870), respectively	1,595,262	1,564,704
Less: allowance for loan and lease losses	20,691	20,829

Loans, net	1,574,571	1,543,875
Interest receivable	11,989	11,671
Premises and equipment, net	44,760	44,690
Real estate owned	18	18
Goodwill	29,723	29,723
Other	66,428	59,757

Total Assets	$2,460,453	$2,377,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$448,664	$455,838
Interest-bearing	1,541,699	1,549,651

Total deposits	1,990,363	2,005,489
Federal Home Loan Bank advances	188,850	94,400
Other borrowings	293	2,572
Long-term subordinated debt	22,328	22,312
Other liabilities	27,482	26,307

Total liabilities	2,229,316	2,151,080
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding

	March 31, 2006	December 31, 2005
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	15,969	15,831	164,363	162,973
Retained earnings			72,176	66,051
Accumulated other comprehensive loss —
Unrealized losses on securities available for sale, net of tax			(5,402)	(2,782)

Total shareholders’ equity			231,137	226,242

Total Liabilities and Shareholders’ Equity			$2,460,453	$2,377,322

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2005	15,594	$159,693	$42,552	$—	$909	$203,154
Comprehensive income:
Net income	—	—	29,631	—	—	29,631
Reclassification of net gains on securities available for sale included in net income, net of tax of $2	—	—	—	—	(4)	(4)
Unrealized losses on securities available for sale, net of tax of $1,949	—	—	—	—	(3,687)	(3,687)

Total comprehensive income						25,940
Issuance of stock under equity compensation plan	221	2,208	—	—	—	2,208
Issuance of restricted stock under equity compensation plan	16	389	—	(389)	—	—
Amortization of deferred compensation restricted stock	—	—	—	297	—	297
Tax benefit associated with exercise of stock options	—	775	—	—	—	775
Cash dividends paid on common stock	—	—	(6,132)	—	—	(6,132)

Balance at December 31, 2005	15,831	163,065	66,051	(92)	(2,782)	226,242
Comprehensive income:
Net income	—	—	8,188	—	—	8,188
Reclassification of net gains on securities available for sale included in net income, net of tax of $4	—	—	—	—	(6)	(6)
Unrealized losses on securities available for sale, net of tax of $1,465	—	—	—	—	(2,614)	(2,614)

Total comprehensive income						5,568
Transition adjustment related to adoption of SFAS 123(R)		(92)	—	92	—	—
Issuance of stock under equity compensation plan	66	920	—	—	—	920
Equity compensation awards	72	195	—	—	—	195
Tax benefit associated with exercise of stock options	—	275	—	—	—	275
Cash dividends paid on common stock	—	—	(2,063)	—	—	(2,063)

Balance at March 31, 2006	15,969	$164,363	$72,176	$—	$(5,402)	$231,137

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities
Net income	$8,188	$6,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	215	890
Deferred income tax benefit	(138)	(1,893)
Stock based compensation expense	195	—
Tax benefit associated with stock compensation plan	275	(73)
Gains on real estate owned and other personal property owned	—	(5)
Depreciation, amortization & accretion	1,402	2,493
Net realized gains on sale of assets	(136)	(71)
Decrease (increase) in loans held for sale	113	(3,186)
Increase in interest receivable	(318)	(542)
Increase in interest payable	414	164
Stock dividends from Federal Home Loan Bank stock	—	(259)
Net changes in other assets and liabilities	(6,355)	1,336

Net cash provided by operating activities	3,855	5,152
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	3,865	1,618
Proceeds from maturities of securities available for sale	32,020	1,597
Purchase of securities available for sale	(23,675)	(2,846)
Proceeds from maturities of mortgage-backed securities available for sale	6,617	15,387
Purchase of mortgage-backed securities available for sale	(73,068)	—
Loans originated and acquired, net of principal collected	(30,269)	(77,364)
Purchases of premises and equipment	(1,098)	(1,006)
Proceeds from disposal of premises and equipment	22	80
Proceeds from sale of real estate owned and other personal property owned	—	685

Net cash used in investing activities	(85,586)	(61,849)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(12,900)	6,065
Repayments of other borrowings	(2,500)	—
Proceeds from Federal Home Loan Bank advances	512,385	278,840
Repayment of Federal Home Loan Bank advances	(417,935)	(219,540)
Cash dividends paid on common stock	(2,063)	(1,092)
Proceeds from issuance of common stock, net	920	545
Excess tax benefit associated with exercise of stock options	49	—
Other, net	(24)	(16)

Net cash provided by financing activities	77,932	64,802

(Decrease) increase in cash and cash equivalents	(3,799)	8,105
Cash and cash equivalents at beginning of period	100,406	54,656

Cash and cash equivalents at end of period	$96,607	$62,761

Supplemental information:
Cash paid for interest	$10,439	$6,060
Cash paid for income taxes	$1,250	$152

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Astoria. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2005 Annual Report on Form 10-K. January 1, 2006, the Company started recognizing compensation expense for stock options and other share-based payments with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), as described in note 3 below. There have not been any other material changes in our critical accounting policies compared to those contained in our 2005 10-K disclosure for the year ended December 31, 2005.

3. Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. Previously, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation.

Determining Fair Value under SFAS 123(R)

Valuation and Amortization Method. The Company estimates the fair value of stock-based awards granted using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.

Expected Volatility. Volatility of our common stock is estimated at the date of grant based on the historical volatility of the stock. The volatility factor used in the Black-Scholes option valuation model is based on historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate. The risk-free interest rate used in the Black-Scholes option valuation model is based on the U.S. Treasury curve in effect at the time of the award.

Expected Dividend Yield. The expected dividend is based on dividend trends and the market value of the Company’s stock price at the time of the award.

Expected Forfeitures. Historical data is used to estimate pre-vesting forfeitures. Stock-based compensation expense is recorded for those awards that are expected to vest.

(Black-Scholes Assumptions))	For The Three Months Ended 3/31/2006
Expected life (in years)	5.48
Expected volatility	34.61%
Risk-free interest rate	4.55%
Expected dividend yield	1.55%
Expected forfeiture rate	16.30%
Fair value	$11.50

Stock-based Compensation Under SFAS 123(R)

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $195,000 before income taxes and consisted of stock option and restricted stock expense of $93,000 and $102,000 respectively. The related estimated tax benefit was $68,000 for the three months ended March 31, 2006.

At March 31, 2006 there were 186,200 non-vested stock options and awards that had a weighted average grant date fair value of $17.44 . As of March 31, 2006, we had $2.1 million of total unrecognized compensation cost related to non-vested stock-based awards granted under our equity compensation plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures and new awards. The Company expects to recognize this cost ratably over a period of 4.75 years.

The following table shows the effect on the first quarter 2005 net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and restricted stock, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share):

(dollars in thousands, except per share)	For The Three Months Ended 3/31/2005
Net income attributable to common stock:
As reported	$6,298
Deduct: Total stock based employee compensation expense determined under fair value method for all options, net of tax	(127)

Pro forma net income	$6,171

Net income per common share:
Basic:
As reported	$0.40
Pro forma	0.39
Diluted:
As reported	$0.40
Pro forma	0.39

Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the consolidated condensed financial statements.

Stock ActivityUnder Plan

At March 31, 2006, the Company had one equity compensation plan. Additional information regarding this plan is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, a maximum of 2,191,482 shares were authorized under the plan, of which a net 1,813,333 were granted, 1,312,608 have been exercised, and 378,149 were available for future grants.

Options and awards granted, exercised, canceled and expired under our stock option plan are summarized as follows:

	Stock Option Activity	Restricted Share Activity	Weighted-Average Exercise Price
Balance at January 1, 2006	474,360	12,000	$15.08
Granted	—	72,025	—
Forfeited	—	—	—
Exercised	(57,660)	—	12.62

Balance at March 31, 2006	416,700	84,025	$13.19

Total Vested at March 31, 2006	310,525	4,000	$13.72

4. Earnings per share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2006 and 2005 (in thousands, except for per share data):

(dollars in thousands, except per share)	For The Three Months Ended 3/31/2006	For The Three Months Ended 3/31/2005
Net income	$8,188	$6,298

Weighted average common shares outstanding (for basic calculation)	15,860	15,606
Dilutive effect of outstanding common stock options	0.01	0.00

Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	16,101	15,852

Net earnings per common share – basic	$0.52	$0.40

Net earnings per common share – diluted	$0.51	$0.40

5. Dividends

On January 26, 2006, the Company declared a quarterly cash dividend of $0.13 per share, payable on February 22, 2006 to shareholders of record as of the close of business on February 8, 2006. Subsequent to quarter end, on April 26, 2006, the Company declared a quarterly cash dividend of $0.14 per share, payable on May 24, 2006, to shareholders of record at the close of business May 10, 2006. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

6. Business Segment Information

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

The Company generates segment results that include balances directly attributable to business line activities. The financial results of each segment are derived from the Company’s general ledger system. Overhead, including sales and back office support functions and other indirect expenses are not allocated to the major lines of business. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating activity.

The principal activities conducted by commercial banking are the origination of commercial business loans and private banking services. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices. Real estate lending offers single-family residential, multi-family residential and commercial real estate loans.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended March 31, 2006
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan and lease loss	$2,068	$4,723	$17,280	$1,016	$(996)	$24,091
Other income	368	359	1,540	125	3,581	5,973
Other expense	(1,394)	(2,168)	(4,487)	(409)	(9,882)	(18,340)

Contribution to overhead and profit	1,042	2,914	14,333	732	(7,297)	11,724
Income taxes						(3,536)

Net income						$8,188

Total assets	$212,130	$861,123	$460,891	$233,164	$693,145	$2,460,453

	Three Months Ended March 31, 2005
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan and lease loss	$1,932	$4,903	$11,450	$1,906	$220	$20,411
Other income	257	261	1,516	395	3,245	5,674
Other expense	(1,336)	(2,239)	(4,375)	(418)	(8,909)	(17,277)

Contribution to overhead and profit	853	2,925	8,591	1,883	(5,444)	8,808
Income taxes						(2,510)

Net income						$6,298

Total assets	$206,849	$689,008	$456,398	$254,398	$637,086	$2,243,739

7. Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	March 31, 2006	December 31, 2005
	(in thousands)
Securities Available for Sale
U.S. Government agency	$122,692	$154,860
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	352,411	288,790
State and municipal securities	144,802	126,951
Other securities	1,738	1,754

Total	$621,643	$572,355

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$14,918	$(434)	$107,776	$(2,041)	$122,694	$(2,475)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	102,304	(1,928)	215,336	(6,455)	317,640	(8,383)
State and municipal securities	56,345	(761)	12,291	(353)	68,636	(1,114)

Total	$173,567	$(3,123)	$335,403	$(8,849)	$508,970	$(11,972)

At March 31, 2006, there were 29 U.S. Government agency securities in an unrealized loss position, of which 27 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

At March 31, 2006, there were 103 state and municipal government securities in an unrealized loss position, of which 54 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2006 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

At March 31, 2006, there were 79 U.S. Government agency mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 58 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income as reported	$8,188	$6,298
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(4,079)	(6,358)
Tax benefit	1,465	2,207

Net unrealized losses on securities available for sale, net of tax	(2,614)	(4,151)
Less: reclassification adjustment of realized gains on securities available for sale	(10)	—
Tax expense	4	—

Net realized gains on sale of securities available for sale, net of tax	(6)	—

Total comprehensive income	$5,568	$2,147

9. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(in thousands)	2006	2005
Beginning balance	$20,829	$19,881
Provision charged to expense	215	890
Loans charged-off	(441)	(905)
Recoveries	88	313

Ending balance	$20,691	$20,179

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Beginning balance	$339	$289
Net changes in the allowance for unfunded loan commitments and letters of credit	—	50

Ending balance	$339	$339

10. Goodwill and Intangible Assets

The Company had $29.7 million in goodwill at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, the Company had a core deposit intangible (“CDI”) asset of $3.3 million and $3.4 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $113,000 and $134,000 for the three months ended March 31, 2006 and March 31, 2005 respectively. The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and in our 2005 Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which we’re engaged; and (7) our ability to realize the efficiencies we expect to receive from our investments in personnel and infrastructure.

CRITICAL ACCOUNTING POLICIES

Management has identified the accounting policies related to the allowance for loan and lease losses as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” in our 2005 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies relating to the allowance for loan and lease losses as compared to those disclosed in our 2005 Annual Report on Form 10-K.

HIGHLIGHTS

First Quarter 2006 vs. First Quarter 2005

•	Net income increased 30% to $8.2 million, or $0.51 per diluted share, from $6.3 million, or $0.40 per diluted share.

•	Net interest margin increased to 4.65% from 4.35%.

•	Return on average equity of 14.37% up from 12.37%.

•	Return on average tangible equity of 17.00% up from 15.09%.

•	Return on average assets of 1.39% up from 1.15%.

First Quarter 2006 vs. Year-End 2005

•	Total nonperforming assets increased 29% to $6.3 million from $4.9 million.

RESULTS OF OPERATIONS

Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income through service charges and fees, mortgage banking operations, merchant services fees, and BOLI. Our operating expenses consist primarily of compensation and employee benefits, occupancy, merchant processing, data processing and legal and professional. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net Interest Income

Net interest income for the first quarter of 2006 increased 14% to $24.3 million, from $21.3 million in the first quarter of 2005.

Total interest income for the first quarter of 2006 increased $7.5 million, or 27%, over the same period in 2005. Average total loans increased $158.5 million between March 31, 2005 and March 31, 2006. During the first quarter of 2006 commercial business loans (excluding commercial real estate) increased $12.2 million and real estate construction loans increased $10.5 million during the first quarter of 2006. Increases in the Federal Reserve Bank’s Target Federal Funds Rate, which has risen 200 basis points (a basis point is 1/100th of 1 percent, alternatively 100 basis points equals 1.00%) over the last twelve months, has contributed to the increase in interest income.

Total interest expense for the first quarter of 2006 increased $4.5 million, or 72%, as compared to the same period in 2005. The increase in interest expense is primarily due to volume increases in deposits and Federal Home Loan Bank (“FHLB”) advances coupled with rising short-term interest rates. Average deposits increased $91.2 million, or 5% and average FHLB advances increased $43.0 million, or 40%, during the first quarter of 2006, as compared to the same period in 2005.

Net Interest Margin

Our net interest margin (net interest income divided by average interest-earning assets) increased to 4.65% in the first quarter of 2006 from 4.35% in the first quarter of 2005. Average interest-earning assets grew to $2.19 billion, an increase of 7% from the same period a year ago. The yield on average interest-earning assets increased 105 basis points to 6.64% during the first quarter of 2006 compared with 5.59% during the same period of 2005. Average interest-bearing liabilities increased to $1.69 billion, or 6%, during the first quarter of 2006 compared with $1.60 billion in the same period of 2005. The average cost of interest-bearing liabilities increased 100 basis points to 2.59% during the first quarter of 2006, from 1.59% in the same period of 2005.

The increase in our net interest margin for the first three months of 2006, as compared to the same period in 2005, is primarily due to increased loan volume coupled with rising short-term interest rates and an ability to manage our cost of funds through an increase in core deposits. Our yield on earning assets has benefited from the increasing rate environment, as approximately 40% of our loans are variable with rates tied to prime or other common indexes. We have experienced increased volume in average core deposits without substantial increases in deposit rates relative to the increases in short-term rates. Average core deposits increased $46.7 million for the first three months of 2006, as compared to the same period in 2005. Management believes that our net interest margin could experience downward pressure in the coming quarters due to the competitive lending environment created by a combination of community banks aggressively trying to deploy their excess liquidity and the reemergence of lending to small and medium sized businesses by the national and super-regional banks. At March 31, 2006, management estimates that our balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, our net interest margin may increase during a rising rate environment and may decrease in a declining rate environment. During the first quarter of 2006 we entered into an agreement to purchase $200 million in five year prime rate floors for a transaction fee of $3.1 million in an effort to reduce the potential impact declining rates would have on our earnings. The floors contain a strike price ranging from 7.75% to 7.25%. If the prime rate decreases below the strike price at anytime during the term of our agreement, we will receive a monthly payment for the difference in rate. The floors enable a portion of our assets to temporarily take on the attributes of a fixed rate instrument assisting us in our efforts to minimize the impact of declining rates on our earnings. However, in an increasing rate environment in which the prime rate remains above the purchased floor rate, the purchase cost of the floors will result in a negative impact to our earnings. We measure our exposure to changes in interest rates using a simulated Treasury yield curve ramped upward and downward 200 basis points over the course of 12 months. As of March 31, 2006, we would expect an annual increase in other income of $1.3 million to $3.3 million if current interest rates declined by 200 basis points over a twelve month period at various times during the life of the floors. Under a rising rate scenario we estimate an annual decrease in earnings of $635,000 if current interest rates gradually increased by 200 basis points over any twelve month period during the life of the floors.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$1,567,615	$28,644	7.31%	$1,409,119	$21,822	6.19%
Securities	619,428	6,385	4.12%	632,410	5,739	3.63%
Interest earning deposits with banks	3,829	40	4.18%	1,388	9	2.59%

Total interest earning assets	2,190,872	35,069	6.40%	2,042,917	27,570	5.40%
Other earning assets	37,111			35,521
Noninterest earning assets	160,697			143,917
Total assets	$2,388,680			$2,222,355

LIABILITIES AND SHAREHOLDERS EQUITY
Interest bearing deposits	$1,511,164	$8,491	2.25%	$1,466,837	$5,182	1.41%
Federal Home Loan Bank advances	151,613	1,768	4.66%	108,624	706	2.60%
Long-term subordinated debt	22,318	459	8.23%	22,252	347	6.24%
Other borrowings and interest bearing liabilities	2,674	45	6.73%	2,866	34	4.75%

Total interest bearing liabilities	1,687,769	10,763	2.55%	1,600,579	6,269	1.57%
Noninterest bearing deposits	444,687			397,773
Other noninterest bearing liabilities	25,144			17,492
Shareholders’ equity	231,080			206,511

Total liabilities and shareholders’ equity	$2,388,680			$2,222,355

Net interest income / Interest rate spread		$24,306	3.85%		$21,301	3.83%

Noninterest Income

Noninterest income increased $299,000 or 5% to $6.0 million for the first quarter of 2006 from $5.7 million for the first quarter of 2005. The increase in noninterest income is primarily due to increased service charges and fees as well as continued growth in the merchant services department. Service charges and other fees were $198,000, or 8%, greater during the first quarter of 2006 as compared to the same period in 2005. Merchant services revenue continued to increase due to additions of new merchants as well as increased expansion activity of existing clients. Merchant services revenue increased $249,000 during the first quarter of 2006 as compared to the same period in 2005. These increases were offset in part by decreased mortgage banking income which was $275,000, or 65% lower than the first quarter of 2005. The decrease in mortgage banking income for the first three months of 2006 is due to declining trends in refinance activity and increases in competitive pricing in the secondary market. During the second quarter of 2006, our mortgage banking department will transition to a processing system designed to expand product offerings, enhance service levels, and improve efficiencies.

During the first quarter of 2006 we sold $3.89 million of available for sale securities realizing a net gain of $10,000. During the same period in 2005, we sold $1.6 million in available for sale securities at their carrying value resulting in no gain or loss. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow.

Noninterest Expense

Total noninterest expense increased $1.0 million, or 6%, for the first quarter of 2006 from $17.3 million for the first quarter of 2005. This increase is primarily attributable to higher compensation and employee benefits and occupancy expenses. Compensation and employee benefits expenses increased $401,000 in the first quarter of 2006 due to general wage increases, higher bonus accruals and expenses related to share-based payments, see “Share-Based Payments” discussion below. Occupancy expenses increased $316,000 from the first quarter of 2005 due to increased rent, repairs and maintenance, and depreciation expenses. These increases were partially offset by lower legal and professional services fees which decreased $534,000 due primarily to the recovery of $328,000 of previously incurred professional expenses.

Share-Based Payments: During the first quarter of 2006, we began recording the fair value of our share-based compensation in our financial statements in accordance with SFAS 123(R). Previous financial periods were not required to be revised to reflect this change. Pretax share-based compensation recognized under SFAS 123(R) for the three months ended March 31, 2006 was $195,000, which reduced both basic and diluted earnings per share by $0.01. Stock-based compensation recorded during the quarter related to both stock options and restricted stock awards. We anticipate an additional $2.2 million in pre-tax share-based compensation through 2011 for awards outstanding as of March 31, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended March 31,		Increase (Decrease) Amount
(in thousands)	2006	2005
Core deposit intangible amortization (“CDI”)	$113	$134	$(21)
Software support & maintenance	159	125	34
Telephone & network communications	300	285	15
Federal Reserve Bank processing fees	203	138	65
Supplies	350	248	102
Postage	352	285	67
Investor relations	45	28	17
Travel	55	52	3
ATM network	154	122	32
Sponsorships & charitable contributions	163	154	9
Regulatory premiums	70	84	(14)
Directors fees	111	112	(1)
Employee expenses	144	138	6
Insurance	121	121	—
Other	621	506	115

Total other non-interest expense	$2,961	$2,532	$429

During the first quarter of 2006, our banking subsidiary, Columbia Bank, underwent a conversion of core processing systems. The conversion was primarily attributable to the $102,000 increase in supplies and $67,000 increase in postage expenses as compared to the same period in 2005. In addition, we completed a conversion of our lending and internet banking software platforms. These systems will give us greater flexibility in transaction processing, management reporting, and will provide the necessary technological infrastructure to support our plans for future growth. Federal Reserve processing fees were $65,000 higher than in the first quarter of 2005 due to increases in rates charged for check processing.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities and net cost (gain) of OREO] was 58.6% and 62.2% for the first quarter of 2006 and 2005, respectively. The improvement (decrease) in the efficiency ratio is due to increases in net interest income relative to noninterest expense.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended March 31,
(in thousands)	2006	2005
Net interest income (1)	$24,306	$21,301
Tax equivalent adjustment for non-taxable investment securities interest income (2)	793	612

Adjusted net interest income	$25,099	$21,913

Noninterest income	$5,973	$5,674
Gain on sale of investment securities, net	(10)	—
Tax equivalent adjustment for BOLI income (2)	215	201

Adjusted noninterest income	$6,178	$5,875

Noninterest expense	$18,340	$17,277
Net gain (cost) of OREO	—	2

Adjusted noninterest expense	$18,340	$17,279

Efficiency ratio	61.0%	64.0%
Efficiency ratio (fully taxable-equivalent)	58.6%	62.2%
Tax Rate	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $3.5 million during the first quarter of 2006 resulting in an effective tax rate of 30% compared to a provision of $2.5 million for the first quarter of 2005 and an effective tax rate of 28%. Our effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to our annual report on Form 10-K for the year ended December 31, 2005.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. In analyzing our existing portfolio, we review our consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. We review these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we review these types of loans for impairment in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”. Impaired loans are considered for nonaccrual status and will typically remain as such until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

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

The following table sets forth our loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2006	% of Total	December 31, 2005	% of Total
Commercial business	$568,814	35.7%	$556,589	35.6%
Lease financing	13,415	0.8	14,385	0.9
Real estate:
One-to-four family residential	71,249	4.5	74,930	4.8
Commercial and five or more family residential commercial properties	658,642	41.3	651,393	41.6

Total real estate	729,891	45.8	726,323	46.4
Real estate construction:
One-to-four family residential	38,767	2.5	41,033	2.6
Commercial and five or more family residential commercial properties	101,916	6.4	89,134	5.7

Total real estate construction	140,683	8.8	130,167	8.3
Consumer	144,674	9.1	140,110	9.0

Sub-total loans	1,597,477	100.1	1,567,574	100.2
Less: Deferred loan fees	(2,215)	(0.1)	(2,870)	(0.2)

Total loans	$1,595,262	100.0%	$1,564,704	100.0%

Loans held for sale	$1,737		$1,850

Total loans (excluding loans held for sale) at March 31, 2006 increased $30.6 million, to $1.60 billion from $1.56 billion at year-end 2005. Approximately 40% of our loan growth since December 31, 2005 was in commercial business loans, excluding commercial real estate loans. Average loan growth has continued to moderate from approximately 6% in the second quarter of 2005 to approximately 2% during the third quarter of 2005 and the first quarter of 2006. Average loan growth was flat during the fourth quarter of 2005.

Commercial Loans: As of March 31, 2006, commercial loans increased $12.2 million, or 2%, to $568.8 million from $556.6 million at year-end 2005, representing 35.7% of total loans at March 31, 2006 as compared with 35.6% of total loans at December 31, 2005. Management is committed to providing competitive commercial lending in our primary market areas. Management expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Lease Financing: Our lease financing portfolio decreased $1.0 million or, 7%, to $13.4 million from $14.4 million at year-end 2005, representing 0.8% of total loans at March 31, 2006 as compared with 0.9% of total loans at December 31, 2005. The addition of equipment leasing is the result of a portfolio acquisition made in late 2005. The bulk of the portfolio, approximately 96%, consists of titled transportation type equipment. This segment of the portfolio is documented through an open-end vehicle lease agreement that specifies a monthly stream of rental payments along with a stipulated equipment residual value at lease end. We hold vehicle title to the equipment contained in these leases. The remaining portfolio, which constitutes approximately 4% of the portfolio, is made up of other miscellaneous, non-titled equipment. This equipment is documented through a non-vehicle, standard lease agreement and further secured with personal guarantees and standard UCC filings. Transportation related industries are influenced primarily by fuel, maintenance and insurance type costs. It is anticipated that this segment of the portfolio will generate future financing opportunities that will be predicated at least in part to these outside influences.

Real Estate Loans: Residential one-to-four family loans decreased $3.7 million to $71.2 million at March 31, 2006, representing 4.5% of total loans, compared with $74.9 million, or 4.8%, of total loans at December 31, 2005. Loan originations in this category have slowed considerably due to the effect of decreased refinancing activity. These loans are used to collateralize outstanding advances from the FHLB. Generally, our policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within our primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

Commercial and five-or-more family residential real estate lending increased $7.2 million, or 1%, to $658.6 million at March 31, 2006, representing 41.3% of total loans, from $651.4 million, or 41.6% of total loans at December 31, 2005. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with us. Our underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences declined $2.3 million, or 6%, to $38.7 million at March 31, 2006, representing 2.5% of total loans, from $41.0 million, or 2.6% of total loans at December 31, 2005. Commercial and five-or-more family real estate construction loans increased $12.8 million, or 14%, to $101.9 million at March 31, 2006, representing 6.4% of total loans, from $89.1 million, or 5.7% of total loans at December 31, 2005. This growth is due to increased emphasis on our Builder Banking program.

Consumer Loans: At March 31, 2006, we had $144.7 million of consumer loans outstanding, representing 9.1% of total loans, an increase of $4.6 million, or 3%, compared with $140.1 million at December 31, 2005. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Loans: Our banking subsidiaries are not involved with loans to foreign companies or foreign countries.

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

Total nonperforming assets increased 29% to $6.3 million or 0.26% of period-end assets at March 31, 2006 from $4.9 million, or 0.21% of period-end assets at December 31, 2005.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets:

(in thousands)	March 31, 2006	December 31, 2005
Nonaccrual:
Commercial business	$4,680	$4,316
Real estate:
One-to-four family residential	371	376
Consumer	64	41

Total nonaccrual loans	5,115	4,733

Restructured:
Commercial business	1,146	124

Total nonperforming loans	6,261	4,857

Real estate owned	18	18

Total nonperforming assets	$6,279	$4,875

Nonperforming Loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

Nonperforming loans were $6.3 million or 0.39% of total loans (excluding loans held for sale) at March 31, 2006, compared to $4.9 million, or 0.31% of total loans at December 31, 2005. Nonaccrual loans increased $382,000, or 8% from year-end 2005 to $5.1 million at March 31, 2006.

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

Real Estate Owned: Real estate owned (“REO”), is comprised of property from foreclosed real estate loans. There was $18,000 REO at March 31, 2006 and December 31, 2005. There were no sales of REO during the first quarter of 2006. There were no foreclosures or additions to REO, recoveries of previously charged-off balances or write-downs during the first quarter of 2006.

Provision and Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

At March 31, 2006, our allowance for loan and lease losses (“ALLL”) was $20.7 million, or 1.30% of total loans (excluding loans held for sale), 330% of nonperforming loans, and 330% of nonperforming assets. This compares with an allowance of $20.8 million, or 1.33% of the total loan portfolio (excluding loans held for sale), 429% of nonperforming loans, and 427% of nonperforming assets at December 31, 2005. During the first quarter of 2006, we allocated $215,000 to our provision for loan and lease losses. We allocated $890,000 during the first quarter of 2005. The decrease in the provision for loan and lease losses during the first quarter of the current year is due to slower loan growth coupled with a lower level of nonperforming loans when compared to a year ago.

There have been no significant changes during the first quarter of 2006 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. We maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. While our credit quality measures declined during the first quarter of 2006 from the year-ended 2005, they remain some of the strongest in our Company’s history. Management carefully monitors and evaluates the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At March 31, 2006 and December 31, 2005, our allowance for unfunded loan commitments and letters of credit was $339,000. There was no provision during the first quarter of 2006 and a $50,000 provision during the first quarter of 2005.

The following table provides an analysis of our allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2006	2005
Beginning balance	$20,829	$19,881
Charge-offs:
Commercial business	(16)	(221)
Commercial real estate	—	(655)
Consumer	(425)	(19)

Total charge-offs	(441)	(895)
Recoveries:
Commercial business	28	78
Commercial real estate	9	210
Real estate construction: One-to-four family residential	7	—
Consumer	44	25

Total recoveries	88	313

Net charge-offs	(353)	(592)
Provision charged to expense	215	890

Ending balance	$20,691	$20,179

Total loans, net at end of period (1)	$1,595,262	$1,436,820

Allowance for loan and lease losses to total loans	1.30%	1.40%

(1)	Excludes loans held for sale

During the first quarter of 2006, we had net loan charge-offs of $353,000, compared to net loan charge-offs of $592,000 in the same period of 2005. The decline in losses is primarily the result of good overall credit quality levels and diligent collection efforts. The net charge-offs for all periods were comprised of multiple loans.

Securities

At March 31, 2006, our securities (securities available for sale and securities held to maturity) increased $49.3 million, or 9% to $624.2 million from $574.9 million at year-end 2005. During the first quarter of 2006, we purchased $96.7 million and sold $3.9 million in securities available for sale for a net realized gain of $10,000. During the same period we received principal payments and maturities of $38.6 million. During the first quarter of 2005 we purchased $2.8 million, received principal payments and maturities of $17.0 million and sold $1.6 million of securities available for sale at their carrying value resulting in no realized gain or loss. Approximately 99% of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At March 31, 2006 and December 31, 2005, the market value of securities available for sale had an unrealized loss, net of tax, of $5.4 million and $2.8 million, respectively. The change in market value of securities available for sale is due primarily to fluctuations in interest rates. For additional information on the composition of available for sale securities in a loss position and the duration of the time the securities have been in a loss position, see Note 7 to the consolidated financial statements in “Item 1. Financial Statements” of this report.

The following table sets forth our securities portfolio by type for the dates indicated:

Securities Available for Sale

	March 31, 2006	December 31, 2005
	(in thousands)
Securities Available for Sale
U.S. Government agency	$122,692	$154,860
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	352,411	288,790
State and municipal securities	144,802	126,951
Other securities	1,738	1,754

Total	$621,643	$572,355

Securities Held to Maturity

(in thousands)	March 31, 2006	December 31, 2005
State & municipal securities	$2,524	$2,524

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the Federal Home Loan Bank of Seattle (the “FHLB”) to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits decreased $15.1 million, or 1%, to $1.99 billion at March 31, 2006 from $2.01 billion at December 31, 2005. Core deposits (demand deposit, savings, and money market accounts) decreased $22.6 million, or 2% during the first quarter of 2006 and certificate of deposit balances decreased $971,000, or 2% compared to year-end 2005. Average core deposits decreased to $1.43 billion during the first quarter of 2006, from $1.47 billion in the fourth quarter 2005 and from $1.45 billion in the third quarter of 2005.

With higher consumer confidence in the equity markets, we recognize that some of the deposit growth that occurred during the past several years is likely migrating back to those markets. Competitive pressure from banks in our market areas with a strained liquidity posture may also slow our deposit growth. However, in the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At March 31, 2006, brokered and other wholesale deposits (excluding public deposits) totaled $10.7 million, less than 1% of total deposits, down from $10.9 million at December 31, 2005. The brokered deposits have varied maturities.

Borrowings

We rely on FHLB advances to supplement our funding sources, and the FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At March 31, 2006, we had FHLB advances of $188.9 million, compared to advances of $94.4 million at December 31, 2005. Management anticipates that we will continue to rely on the same sources of funds in the future, and will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 8.25% at March 31, 2006. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures after five years for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Prior to December 31, 2003, the Trust was considered a consolidated subsidiary of the Company.

At December 31, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 (as revised), “Consolidation of Variable Interest Entities,” whereby the Trust was deconsolidated with the result being that the trust preferred obligations are now classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheet. The balance of the long-term subordinated debt was $22.3 million at March 31, 2006 and December 31, 2005. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $10.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At March 31, 2006 there was no balance outstanding on the line of credit. At December 31, 2005, we had a balance of $2.5 million with an interest rate of 4.55%. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2006, we had commitments to extend credit of $594.6 million compared to $698.6 million at December 31, 2005.

Capital Resources

Shareholders’ equity at March 31, 2006 was $231.1 million, up 2% from $226.2 million at December 31, 2005. The increase is due primarily to net income of $8.2 million for the first quarter of 2006. Shareholders’ equity was 9.4% and 9.5% of total period-end assets at March 31, 2006, and December 31, 2005, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2006 and December 31, 2005.

	Company		Columbia Bank		Astoria		Requirements
	3/31/2006	12/31/2005	3/31/2006	12/31/2005	3/31/2006	12/31/2005	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	12.93%	12.97%	12.38%	12.52%	11.04%	14.79%	8%	10%
Tier 1 risk-based capital ratio	11.83%	11.82%	11.28%	11.38%	9.90%	13.61%	4%	6%
Leverage ratio	9.57%	9.54%	9.17%	9.32%	7.80%	10.23%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2006 we had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2005. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

As of February 17, 2006, we transitioned our financial core processing systems to new platforms. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to extensive testing prior to and after February 17, 2006, and are functioning to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new system. We have not fully tested application controls covering this new system, but we plan to do so during the current year in connection with management’s assessment of internal controls over financial reporting.

Except as referred to above there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company and its banking subsidiaries are parties to routine litigation arising in the ordinary course of business. Management believes that, based on the information currently known to them, any liabilities arising from such litigation will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 9, 2006	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2006	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)