Form 10-Q
period 2006-06-30
COLUMBIA BANKING SYSTEM INC
filed 2006-08-08
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding at July 31, 2006 was 16,045,173

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2006	2005	2006	2005
Interest Income
Loans	$30,328	$24,313	$58,972	$46,135
Taxable securities	5,208	4,492	10,166	9,148
Tax-exempt securities	1,753	1,109	3,180	2,192
Deposits with banks	103	15	132	24
Federal funds sold	18	—	29	—

Total interest income	37,410	29,929	72,479	57,499
Interest Expense
Deposits	9,408	5,820	17,899	11,002
Federal Home Loan Bank advances	3,206	1,345	4,974	2,051
Long-term obligations	492	381	951	728
Other borrowings	2	37	47	71

Total interest expense	13,108	7,583	23,871	13,852

Net Interest Income	24,302	22,346	48,608	43,647
Provision for loan and lease losses	250	370	465	1,260

Net interest income after provision for loan and lease losses	24,052	21,976	48,143	42,387
Noninterest Income
Service charges and other fees	2,907	2,797	5,741	5,433
Mortgage banking	109	336	256	758
Merchant services fees	2,174	2,248	4,212	4,037
Net gain on sale of securities available for sale	—	—	10	—
Bank owned life insurance (“BOLI”)	434	354	833	727
Other	643	393	1,188	847

Total noninterest income	6,267	6,128	12,240	11,802
Noninterest Expense
Compensation and employee benefits	9,426	9,438	19,095	18,706
Occupancy	2,685	2,577	5,333	4,909
Merchant processing	887	841	1,671	1,548
Advertising and promotion	854	535	1,506	1,039
Data processing	520	729	1,320	1,436
Legal and professional services	737	934	967	1,698
Taxes, licenses and fees	640	486	1,236	951
Gain on sale of other real estate owned	(11)	(7)	(11)	(9)
Interest rate floor valuation adjustment	1,775	—	1,775	—
Other	3,623	2,981	6,584	5,513

Total noninterest expense	21,136	18,514	39,476	35,791

Income before income taxes	9,183	9,590	20,907	18,398
Provision for income taxes	1,944	2,792	5,480	5,302

Net Income	$7,239	$6,798	$15,427	$13,096

Net income per common share:
Basic	$.45	$0.44	$.97	$0.84
Diluted	.45	0.43	.96	0.83
Dividends paid per common share	$.14	$0.09	$.27	$0.16
Average number of common shares outstanding	15,937	15,664	15,907	15,635
Average number of diluted common shares outstanding	16,115	15,898	16,095	15,862

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks			$107,010	$96,787
Interest-earning deposits with banks			28,328	3,619

Total cash and cash equivalents			135,338	100,406
Securities available for sale at fair value (amortized cost of $654,047 and $576,919, respectively)			637,977	572,355
Securities held to maturity at cost (fair value of $2,577 and $2,587, respectively)			2,525	2,524
Federal Home Loan Bank stock at cost			10,453	10,453
Loans held for sale			1,288	1,850
Loans, net of deferred loan fees of ($2,282) and ($2,870), respectively			1,625,255	1,564,704
Less: allowance for loan and lease losses			20,990	20,829

Loans, net			1,604,265	1,543,875
Interest receivable			11,541	11,671
Premises and equipment, net			44,837	44,690
Real estate owned			—	18
Goodwill			29,723	29,723
Other			66,651	59,757

Total Assets			$2,544,598	$2,377,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$446,568	$455,838
Interest-bearing			1,516,180	1,549,651

Total deposits			1,962,748	2,005,489
Federal Home Loan Bank advances			303,000	94,400
Other borrowings			227	2,572
Long-term subordinated debt			22,345	22,312
Other liabilities			24,037	26,307

Total liabilities			2,312,357	2,151,080
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value) Authorized, 2 million shares; none outstanding
	June 30, 2006	December 31, 2005
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	16,024	15,831	165,464	162,973
Retained earnings			77,175	66,051
Accumulated other comprehensive loss – Unrealized losses on securities available for sale, net of tax			(10,398)	(2,782)

Total shareholders’ equity			232,241	226,242

Total Liabilities and Shareholders’ Equity			$2,544,598	$2,377,322

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2005	15,594	$159,693	$42,552	$—	$909	$203,154
Comprehensive income:
Net income	—	—	29,631	—	—	29,631
Reclassification of net gains on securities available for sale included in net income, net of tax of $2	—	—	—	—	(4)	(4)
Unrealized losses on securities available for sale, net of tax of $1,949	—	—	—	—	(3,687)	(3,687)

Total comprehensive income						25,940
Issuance of stock under equity compensation plan	221	2,208	—	—	—	2,208
Issuance of restricted stock under equity compensation plan	16	389	—	(389)	—	—
Amortization of deferred compensation restricted stock	—	—	—	297	—	297
Tax benefit associated with exercise of stock options	—	775	—	—	—	775
Cash dividends paid on common stock	—	—	(6,132)	—	—	(6,132)

Balance at December 31, 2005	15,831	163,065	66,051	(92)	(2,782)	226,242
Comprehensive income:
Net income	—	—	15,427	—	—	15,427
Reclassification of net gains on securities available for sale included in net income, net of tax of $4	—	—	—	—	(6)	(6)
Unrealized losses on securities available for sale, net of tax of $4,191	—	—	—	—	(7,610)	(7,610)

Total comprehensive income						7,811
Transition adjustment related to adoption of SFAS 123(R)	—	(92)	—	92	—	—
Issuance of stock under equity compensation plan	122	1,433	—	—	—	1,433
Equity compensation awards	71	328	—	—	—	328
Tax benefit associated with exercise of stock options	—	730	—	—	—	730
Cash dividends paid on common stock	—	—	(4,303)	—	—	(4,303)

Balance at June 30, 2006	16,024	$165,464	$77,175	$—	$(10,398)	$232,241

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Operating Activities
Net income	$15,427	$13,096
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	465	1,260
Deferred income tax benefit	(4,323)	(144)
Stock based compensation expense	328	—
Tax benefit associated with stock compensation plan	730	(199)
Gains on sale of real estate owned and other personal property owned	(11)	(9)
Depreciation and amortization	3,121	4,917
Net realized gain on sale of assets	(292)	(215)
(Increase)decrease in loans held for sale	562	(8,381)
(Increase) decrease in interest receivable	130	(825)
Increase in interest payable	798	579
Stock dividends from Federal Home Loan Bank stock	—	(44)
Interest rate floor valuation adjustment	1,775	—
Net changes in other assets and liabilities	(3,091)	(1,482)

Net cash provided by operating activities	15,619	8,553
Investing Activities
Proceeds from maturities of securities available for sale	38,770	3,375
Purchases of securities available for sale	(63,008)	(5,908)
Proceeds from sales of securities available for sale	3,865	1,618
Proceeds from maturities of mortgage-backed securities available for sale	—	29,677
Purchases of mortgage-backed securities available for sale	(73,069)	—
Proceeds from maturities of securities held to maturity	14,483	—
Purchases of Federal Home Loan Bank stock	—	(2,565)
Proceeds from sales of Federal Home Loan Bank stock	—	2,917
Loans originated and acquired, net of principal collected	(59,885)	(150,154)
Purchases of premises and equipment	(2,401)	(2,385)
Proceeds from disposal of premises and equipment	88	1,009
Proceeds from sales of real estate and other personal property owned	29	689

Net cash used in investing activities	(141,128)	(121,727)
Financing Activities
Net increase (decrease) in deposits	(42,741)	34,997
Repayment of other borrowings	(2,500)	—
Proceeds from Federal Home Loan Bank advances	1,369,220	593,850
Repayment of Federal Home Loan Bank advances	(1,160,620)	(491,550)
Cash dividends paid on common stock	(4,303)	(2,502)
Proceeds from other borrowings	—	349
Proceeds from issuance of common stock, net	1,433	1,493
Other, net	(48)	(44)

Net cash provided by financing activities	160,441	136,593
Increase in cash and cash equivalents	34,932	23,419
Cash and cash equivalents at beginning of period	100,406	54,656

Cash and cash equivalents at end of period	$135,338	$78,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,073	$13,228
Cash paid for income taxes	8,660	4,764
Supplemental disclosures of noncash investing and financing activities:
Purchase of equipment under capital lease	$—	$80

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Bank of Astoria (“Astoria”). All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K.

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

3. Stock Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. Previously, the Company applied Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation.”

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

(Black-Scholes Assumptions)	For The Three and Six Months Ended 6/30/2005
Expected Life (in years)	5.10
Expected Volatility	36.99%
Risk-free Interest Rate	4.00%
Expected Dividend Yield	1.55%
Weighted Average Fair Value	$8.99

Stock-based Compensation Under SFAS 123(R)

Total stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 was $133,000 and $328,000, respectively, before income taxes. Total stock-based compensation for the three months ended June 30, 2006 consisted of stock option and restricted stock expense of $20,000 and $113,000, respectively. For the six months ended June 30, 2006, total stock-based compensation expense consisted of stock option and restricted stock expense of $113,000 and $215,000 respectively. The related estimated tax benefit was $47,000 and $115,000 for the three and six months ended June 30, 2006.

At June 30, 2006 there were 154,425 non-vested stock options and awards that had a weighted average grant date fair value of $19.00. As of June 30, 2006, we had $2.1 million of total unrecognized compensation cost related to non-vested stock-based awards granted under our equity compensation plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures and new awards. The Company expects to recognize this cost ratably over a period of 4.50 years.

The following table shows the effect on the second quarter 2005 net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and restricted stock, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share):

	For The Three Months Ended 6/30/2005	For The Six Months Ended 6/30/2005
Net income attributable to common stock:
As reported	$6,798	$13,096
Add: Total stock-based compensation expense included in reported net income, net of tax effect	103	103
Deduct: Total stock based compensation expense determined under fair value method for all awards, net of tax	(173)	(680)

Pro forma net income	$6,728	$12,519

Net income per common share:
Basic:
As reported	$0.44	$0.84
Pro forma	0.43	0.80
Diluted:
As reported	$0.43	$0.83
Pro forma	0.42	0.79

Disclosures for the period ended June 30, 2006 are not presented because the amounts are recognized in the consolidated condensed financial statements.

Stock Activity Under Plan

At June 30, 2006, the Company had one equity compensation plan that provides for the granting of stock options and restricted stock awards to eligible employees and directors. Additional information regarding this plan is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. At June 30, 2006, a maximum of 2,191,482 shares were authorized under the plan, of which a net 1,810,233 were granted, 1,361,234 have been exercised, and 381,249 were available for future grants.

Options and awards granted, exercised, canceled and expired under our equity compensation plan are summarized as follows:

	Stock Option Activity	Restricted Share Activity	Weighted-Average Exercise Price
Balance at January 1, 2006	474,360	12,000	$15.08
Granted	—	75,775	—
Forfeited	(2,000)	(4,850)	6.80
Exercised	(106,286)	—	13.46

Balance at June 30, 2006	366,074	82,925	$13.04

Total Exercisable at June 30, 2006	282,574	12,000	$13.44

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 (in thousands, except for per share data):

	For The Three Months Ended 6/30/2006	For The Three Months Ended 6/30/2005	For The Six Months Ended 6/30/2006	For The Six Months Ended 6/30/2005
Net income	$7,239	$6,798	$15,427	$13,096

Weighted average common shares outstanding (for basic calculation)	15,937	15,664	15,907	15,635
Dilutive effect of outstanding common stock options	178	234	188	227

Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	16,115	15,898	16,095	15,862

Earnings per common share – basic	$0.45	$0.44	$0.97	$0.84

Earnings per common share – diluted	$0.45	$0.43	$0.96	$0.83

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three- and six-month periods ended June 30, 2006, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the three- and six-month periods ended June 30, 2005, anti-dilutive shares outstanding related to options to acquire common stock totaled 41,500 and 45,000, respectively.

5. Dividends

On January 26, 2006, the Company declared a quarterly cash dividend of $0.13 per share, payable on February 22, 2006 to shareholders of record as of the close of business on February 8, 2006. On April 26, 2006, the Company declared a quarterly cash dividend of $0.14 per share, payable on May 24, 2006, to shareholders of record at the close of business May 10, 2006. Subsequent to quarter end, on July 27, 2006, the Company declared a quarterly cash dividend of $0.15 per share, payable on August 23, 2006, to shareholders of record at the close of business August 9, 2006. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

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

Financial highlights by lines of business are as follows:

Condensed Statements of Operations:

	Three Months Ended June 30, 2006
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$2,073	$4,745	$17,710	$921	$(1,397)	$24,052
Other income	404	358	1,552	92	3,861	6,267
Other expense	(1,495)	(1,807)	(4,468)	(471)	(12,895)	(21,136)

Contribution to overhead and profit	982	3,296	14,794	542	(10,431)	9,183
Income taxes						(1,944)

Net income						$7,239

Total assets	$213,993	$894,082	$453,398	$227,627	$755,498	$2,544,598

	Three Months Ended June 30, 2005
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$2,055	$5,090	$12,974	$1,783	$74	$21,976
Other income	250	260	1,569	291	3,758	6,128
Other expense	(1,468)	(1,774)	(4,587)	(544)	(10,141)	(18,514)

Contribution to overhead and profit	837	3,576	9,956	1,530	(6,309)	9,590
Income taxes						(2,792)

Net income						$6,798

Total assets	$209,310	$734,034	$469,992	$276,480	$636,436	$2,326,252

	Six Months Ended June 30, 2006
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$4,141	$9,468	$34,990	$1,937	$(2,393)	$48,143
Other income	776	717	3,092	216	7,439	12,240
Other expense	(2,888)	(3,975)	(8,955)	(880)	(22,778)	(39,476)

Contribution to overhead and profit	2,029	6,210	29,127	1,273	(17,732)	20,907
Income taxes						(5,480)

Net income						$15,427

Total assets	$213,993	$894,082	$453,398	$227,627	$755,498	$2,544,598

	Six Months Ended June 30, 2005
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$3,987	$9,993	$24,424	$3,689	$294	$42,387
Other income	507	521	3,085	686	7,003	11,802
Other expense	(2,804)	(4,013)	(8,962)	(962)	(19,050)	(35,791)

Contribution to overhead and profit	1,690	6,501	18,547	3,413	(11,753)	18,398
Income taxes						(5,302)

Net income						$13,096

Total assets	$209,310	$734,034	$469,992	$276,480	$636,436	$2,326,252

7. Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	June 30, 2006	December 31, 2005
	(in thousands)
Securities Available for Sale
U.S. Government agency	$115,374	$154,860
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	338,634	288,790
State and municipal securities	182,243	126,951
Other securities	1,726	1,754

Total	$637,977	$572,355

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$—	$—	$115,373	$(2,833)	$115,373	$(2,833)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	92,628	(4,062)	227,048	(9,500)	319,676	(13,562)
State and municipal securities	99,273	(1,939)	12,197	(426)	111,470	(2,365)

Total	$191,901	$(6,001)	$354,618	$(12,759)	$546,519	$(18,760)

At June 30, 2006, there were 24 U.S. Government agency securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

At June 30, 2006, there were 151 state and municipal government securities in an unrealized loss position, of which 33 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2006 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

At June 30, 2006, there were 82 U.S. Government agency mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 59 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,
(in thousands)	2006	2005
Net income as reported	$7,239	$6,798
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(7,722)	5,661
Tax (expense) benefit	2,726	(1,963)

Net unrealized gains (losses) on securities available for sale, net of tax	(4,996)	3,698

Total comprehensive income	$2,243	$10,496

	Six Months Ended June 30,
(in thousands)	2006	2005
Net income as reported	$15,427	$13,096
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses arising during the period	(11,801)	(697)
Tax benefit	4,191	244

Net unrealized losses on securities available for sale, net of tax	(7,610)	(453)
Less: reclassification adjustment of realized gains on securities available for sale	(10)	—
Tax benefit	4	—

Net realized gains on sale of securities available for sale, net of tax	(6)	—

Total comprehensive income	$7,811	$12,643

9. Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb losses inherent in the loan portfolio. The size of the allowance is determined through quarterly assessments of the estimated probable losses in the loan portfolio. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes a general valuation allowance consistent with SFAS No. 5, “Accounting for Contingencies” and criticized/classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

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

The following table presents activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$20,691	$20,179	$20,829	$19,881
Provision charged to expense	250	370	465	1,260
Loans charged-off	(140)	(120)	(581)	(1,025)
Recoveries	189	158	277	471

Ending balance	$20,990	$20,587	$20,990	$20,587

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$339	$339	$339	$289
Net changes in the allowance for unfunded loan commitments and letters of credit	—	—	—	50

Ending balance	$339	$339	$339	$339

10. Goodwill and Intangible Assets

The Company had $29.7 million in goodwill at June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, the Company had a core deposit intangible (“CDI”) asset of $3.2 million and $3.4 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $113,000 and $226,000 for the three and six months ended June 30, 2006, respectively, and $134,000 and $268,000 for the three and six months ended June 30, 2005, respectively. Amortization expense related to the CDI is included in other noninterest expense on the consolidated condensed statements of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2005 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

SECOND QUARTER HIGHLIGHTS

•	Net income of $7.2 million, up 6% from 2nd quarter 2005.

•	Diluted earnings per share of $0.45, up 5% from the prior year.

•	Total loans were $1.63 billion, an increase of $60.5 million, or 4%, from December 31, 2005

•	Net interest margin improved to 4.47%, up from 4.36% in 2005.

RESULTS OF OPERATIONS

Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income through service charges and fees, mortgage banking operations, merchant services fees, and bank owned life insurance. Our operating expenses consist primarily of compensation and employee benefits, occupancy, merchant card processing, data processing and legal and professional fees. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net Interest Income

Net interest income for the second quarter of 2006 increased 9% to $24.3 million, from $22.3 million in the second quarter of 2005.

The Federal Reserve Bank’s Target Federal Funds Rate, which has risen 2.00% over the last twelve months, has contributed to the increase in our interest income. In addition to the increase in rates our interest income was enhanced by an increase in both average total loans of $114.3 million and average investment securities of $32.9 million from June 30, 2005 to June 30, 2006. Total interest income for the second quarter of 2006 was $37.4 million, an increase of $7.5 million, or 25%, over the same period in 2005.

Total interest expense for the second quarter of 2006 was $13.1 million, an increase of $5.5 million as compared to the same period in 2005. The increase in interest expense is primarily due to rate increases in deposits and an increase in Federal Home Loan Bank (“FHLB”) advances. In a changing rate environment, rates on FHLB advances reset much quicker than traditional deposits. Average deposits increased $75.4 million or 4% while average FHLB advances increased $78.8 million, or 46%, during the second quarter of 2006, as compared to the same period in 2005.

Net Interest Margin

Our net interest margin (net interest income divided by average interest-earning assets) increased to 4.47% in the second quarter of 2006 from 4.36% in the second quarter of 2005. Average interest-earning assets and average interest bearing liabilities grew 7% and 8%, respectively, from the same period a year ago. For the first six months of 2006, the yield on average interest-earning assets increased 101 basis points to 6.71% when compared with the same period of 2005. Meanwhile, the average cost of interest-bearing liabilities increased 105 basis points over the same time period.

The increase in our net interest margin for the first six months of 2006, as compared to the same period in 2005, is primarily due to increased loan volume coupled with rising short-term interest rates. Our yield on earning assets has benefited from the rising rate environment, as in excess of 43% of our loans are variable with rates tied to prime or other common indexes. We have experienced decreased volume in core deposits, due in part to the adherence to our pricing discipline. Core deposits declined $59.8 million for the first six months of 2006. Our net interest margin experienced downward pressure in the second quarter, a trend likely to continue in coming quarters due to the increasingly competitive lending environment created by the reemergence of lending to small and medium sized businesses by the national and super-regional banks coupled with deposits migrating from financial institutions to the equities markets and other investment alternatives. Despite our strong core deposit base we have had to increase our reliance on higher cost and more rate sensitive FHLB advances to fund loan growth exposing us to additional margin pressure. Some of the downward pressure on our net interest margin could be partially relieved by additional increases in interest rates.

Purchased Prime Rate Floors

At June 30, 2006, management estimates that our balance sheet is asset sensitive over a short-term horizon of three months, which means that interest-earning assets mature or reprice more rapidly than interest-bearing liabilities. Therefore, all variables being constant our net interest margin may increase during a rising rate environment and may decrease in a declining rate environment. At the end of the first quarter of 2006 we entered into an agreement to purchase $200 million in five year prime rate floors for a deferred transaction fee of $3.1 million in an effort to reduce the potential impact declining rates would have on our earnings. The floors contain a strike price ranging from 7.75% to 7.25%. If the prime rate decreases below the strike price at anytime during the term of our agreement, we will receive a monthly payment for the difference between the strike price and the prime rate. The floors enable a portion of our assets to temporarily take on the attributes of a fixed rate instrument assisting us in our efforts to minimize the impact of declining rates on our earnings. However, in an increasing rate environment in which the prime rate remains above the purchased floor rate, the purchase cost of the floors will result in a negative impact to our earnings. Under a rising rate scenario in which the prime rate never drops below the strike price of the floors during their five year life, we will experience an increase in other expense of $3.1 million, which is the cost of the transaction fee associated with the floors. We did not designate this transaction as a hedge for accounting purposes. Designating this transaction as a cash flow hedge would not have resulted in a change to the cash flow impact nor would it have impacted our economic strategy for entering into the transaction. Hedge accounting treatment would have altered the timing of the recognition of the transaction fee through expense but not reduced that total expense over the life of the floors. The market value of these floors can vary greatly on a quarter over quarter basis. In the second quarter we recognized the $1.8 million decrease in market value through noninterest income and expense. Had we utilized hedge accounting a portion of this change in market value would have flown through the balance sheet as a change in accumulated other comprehensive income. Beginning in July we intend to utilize hedge accounting treatment for these floors on a prospective basis. For future quarters, the hedge designation of these floors will eliminate the earnings volatility experienced during the current period.

CONSOLIDATED AVERAGE BALANCES—NET CHANGES

Columbia Banking System, Inc.

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
(in thousands)	2006	2005		2006	2005
ASSETS
Loans	$1,613,253	$1,498,990	$114,263	$1,590,560	$1,454,303	$136,257
Securities	645,343	612,455	32,888	632,457	622,377	10,080
Interest earnings deposits with banks	9,663	1,939	7,724	6,762	1,665	5,097

Total interest-earning assets	2,268,259	2,113,384	154,875	2,229,779	2,078,345	151,434
Other earning assets	37,502	35,909	1,593	37,308	35,716	1,592
Noninterest-earning assets	174,824	148,004	26,820	167,800	145,972	21,828

Total assets	$2,480,585	$2,297,297	$183,288	$2,434,887	$2,260,033	$174,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,520,786	$1,464,816	$55,970	$1,516,002	$1,465,821	$50,181
Federal Home Loan Bank advances	250,812	172,050	78,762	201,486	140,512	60,974
Long-term subordinated debt	22,334	22,268	66	22,326	22,260	66
Other borrowings	—	2,500	(2,500)	1,188	2,507	(1,319)
Other interest bearing liabilities	246	328	(82)	266	347	(81)

Total interest-bearing liabilities	1,794,178	1,661,962	132,216	1,741,268	1,631,447	109,821
Noninterest-bearing deposits	428,822	409,392	19,430	436,711	403,615	33,096
Other noninterest-bearing liabilities	24,970	16,079	8,891	25,056	16,774	8,282
Shareholders’ equity	232,615	209,864	22,751	231,852	208,197	23,655

Total liabilities and shareholders’ equity	$2,480,585	$2,297,297	$183,288	$2,434,887	$2,260,033	$174,854

Noninterest Income

Noninterest income increased $139,000 or 2% to $6.27 million for the second quarter of 2006 from $6.13 million for the second quarter of 2005. The increase in noninterest income is due in part to increased service charges and fees that offset decreases in merchant services and mortgage banking income. Service charges and other fees were $110,000, or 4%, greater during the second quarter 2006 as compared to the same period in 2005. Merchant services revenue decreased $74,000 during the second quarter of 2006 as compared to the same period in 2005. This decrease is due, in part, to increased competition in the marketplace and higher interchange fees. Our mortgage banking income decreased $227,000, or 68% when compared with the second quarter of 2005. The decrease of $502,000 in mortgage banking income for the first six months of 2006 is due to declining trends in refinance activity and increases in competitive pricing in the secondary market. In addition, during the second quarter of 2006, our mortgage banking department transitioned to a processing system designed to expand product offerings, enhance service levels, and improve efficiencies. In anticipation of this transition, mortgage loan volumes during the quarter were reduced to assist in ensuring quality customer service delivery. We anticipate this origination platform to enable us to take advantage of cyclical volume increases without the overhead burden during down cycles in mortgage banking activity.

During the second quarter of 2006 and 2005 we did not sell any available for sale securities. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realizing gains on its available for sale securities portfolio as market conditions allow.

Noninterest Expense

Total noninterest expense increased $2.6 million, or 14%, for the second quarter of 2006 from $18.5 million for the second quarter of 2005. This increase is primarily attributable to the prime rate floor market valuation adjustment of $1.8 million, increased occupancy expenses of $108,000, and $300,000 associated with the production expense for new television commercials. We expect to utilize the new television commercials for up to 3 years. The increase in occupancy expenses from the second quarter of 2005 is due to additional branch locations, increased rent, repairs and maintenance, and depreciation expenses. These increases were partially offset by lower legal and professional services fees which decreased $197,000.

Share-Based Payments: During the first quarter of 2006, we began recording the fair value of our share-based compensation in our financial statements in accordance with SFAS 123(R). Previous financial periods were not required to be revised to reflect this change. Pretax share-based compensation recognized under SFAS 123(R) for the six months ended June 30, 2006 was $328,000 which reduced both basic and diluted earnings per share by $0.02. Stock-based compensation recorded during this period related to both stock options and restricted stock awards. We anticipate an additional $2.1million in pre-tax share-based compensation through 2011 for awards outstanding as of June 30, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended June 30,		Increase (Decrease) Amount	Six months ended June 30,		Increase (Decrease) Amount
	2006	2005		2006	2005
Core deposit intangible amortization	$113	$134	$(21)	$226	$268	$(42)
Software support & maintenance	192	135	57	351	261	90
Telephone & network communications	275	261	14	575	546	29
Federal Reserve Bank processing fees	229	152	77	432	290	142
Supplies	257	284	(27)	607	532	75
Postage	291	285	6	643	570	73
Investor relations	90	124	(34)	135	153	(18)
Travel	89	99	(10)	144	151	(7)
ATM network	143	127	16	297	249	48
Sponsorships & charitable contributions	269	217	52	432	371	61
Regulatory premiums	68	85	(17)	138	169	(31)
Directors fees	108	109	(1)	219	221	(2)
Employee expenses	160	130	30	304	268	36
Insurance	115	121	(6)	236	242	(6)
CRA equity investment loss	369	—	369	369	—	369
Other	855	718	137	1,476	1,222	254

Total other non-interest expense	$3,623	$2,981	$642	$6,584	$5,513	$1,071

During the first quarter of 2006, our banking subsidiary, Columbia Bank, underwent a conversion of core processing systems. The conversion was primarily attributable to $169,000 of supplies and postage expense during the first six months of 2006. In addition, we completed a conversion of our lending and internet banking software platforms. These systems will give us greater flexibility in transaction processing, management reporting, and will provide the necessary technological infrastructure to support our plans for future growth. During the second quarter we wrote off approximately $39,000 of prepaid maintenance contracts associated with the software abandoned after our mortgage banking conversion. We recognized $369,000 in noninterest expense resulting from the write down of our equity investment in CRA qualified low-income housing partnerships. A substantial portion, $238,000, of the write down was offset by credits taken as a reduction in our current period income tax expense.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, and mark-to-market adjustments of interest rate floor instruments] was 61.0% for the second quarter 2006 and was 59.8% for the first six months of 2006, compared to 63.2% and 62.7% for the second quarter and first six months of 2005, respectively. The year-to-date improvement (decrease) in the efficiency ratio is due to increases in net interest income relative to noninterest expense.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net interest income (1)	$24,302	$22,346	$48,608	$43,647
Tax equivalent adjustment for non-taxable investment securities interest income (2)	968	627	1,761	1,239

Adjusted net interest income	$25,270	$22,973	$50,369	$44,886

Noninterest income	$6,267	$6,128	$12,240	$11,802
Gain on sale of investment securities, net	—	—	(10)	—
Tax equivalent adjustment for BOLI income (2)	234	191	449	392

Adjusted noninterest income	$6,501	$6,319	$12,679	$12,194

Noninterest expense	$21,136	$18,514	$39,476	$35,791
Net gain on sale of OREO	11	7	11	9
Interest rate floor valuation adjustment	(1,775)		(1,775)

Adjusted noninterest expense	$19,372	$18,521	$37,712	$35,800

Efficiency ratio (fully taxable-equivalent)	61.0%	63.2%	59.8%	62.7%
Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $1.9 million and $5.5 million for the second quarter and first six months of 2006, respectively, compared with a provision of $2.8 million and $5.3 million for the same periods in 2005. The effective tax rate for the second quarter of 2006 and 2005 was 21% and 29%, respectively, as well as 26% and 29% for the six months ended June 30, 2006 and 2005. The decrease in the Company’s effective tax rate from the prior year is due to a significant increase in the amount of tax-exempt municipal securities held in the investment portfolio and an increased amount of low income housing tax credits. For the remainder of the current year we expect our effective tax rate should be in a range of 26%-29%. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with the loan committee, has the responsibility for administering the credit approval process. As another part of its control process, we use an internal credit review process independent of the lending and credit administration functions to provide assurance that loans and commitments are made and maintained as prescribed by its credit policies. This includes a review of documentation when the loan is initially extended and subsequent monitoring to assess continued performance and proper risk assessment.

Loan Portfolio Analysis

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2006	% of Total	December 31, 2005	% of Total
Commercial business	$595,363	36.6%	$556,589	35.6%
Lease financing	12,278	0.8	14,385	0.9
Real estate:
One-to-four family residential	83,290	5.1	74,930	4.8
Commercial and five or more family residential commercial properties	690,790	42.5	651,393	41.6

Total real estate	774,080	47.6	726,323	46.4
Real estate construction:
One-to-four family residential	31,260	1.9	41,033	2.6
Commercial and five or more family residential commercial properties	71,587	4.4	89,134	5.7

Total real estate construction	102,847	6.3	130,167	8.3
Consumer	142,969	8.8	140,110	9.0

Sub-total loans	1,627,537	100.1	1,567,574	100.2
Less: Deferred loan fees	(2,282)	(0.1)	(2,870)	(0.2)

Total loans	$1,625,255	100%	$1,564,704	100%

Loans held for sale	$1,288		$1,850

Total loans (excluding loans held for sale) at June 30, 2006 increased $60.56 million, to $1.63 billion from $1.56 billion at year-end 2005.

Commercial Loans: As of June 30, 2006, commercial loans increased $38.8 million, or 7%, to $595.4 million from $556.6 million at year-end 2005, representing 36.6% of total loans at June 30, 2006 as compared with 35.6% of total loans at December 31, 2005. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes that increases in commercial lending during the first six months of 2006 were due to increased confidence of business owners in response to an improving economy. Management expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Lease Financing: Due primarily to contractual repayments, our lease financing portfolio decreased $2.1 million or, 15%, to $12.3 million from $14.4 million at year-end 2005, representing 0.8% of total loans at June 30, 2006 as compared with 0.9% of total loans at December 31, 2005. The addition of equipment leasing is the result of a portfolio acquisition made in late 2005. The bulk of the portfolio, approximately 96%, consists of titled transportation type equipment. This segment of the portfolio is documented through an open-end vehicle lease agreement that specifies a monthly stream of rental payments along with a stipulated equipment residual value at lease end. We hold vehicle title to the equipment contained in these leases. The remaining portfolio, which constitutes approximately 4% of the portfolio, is made up of other miscellaneous, non-titled equipment. This equipment is documented through a non-vehicle, standard lease agreement and further secured with personal guarantees and standard UCC filings. Transportation related industries are influenced primarily by fuel, maintenance and insurance type costs. It is anticipated that this segment of the portfolio will generate future financing opportunities that will be predicated at least in part to these outside influences.

Real Estate Loans: Residential one-to-four family loans increased $8.4 million to $83.3 million at June 30, 2006, representing 5.1% of total loans, compared with $74.9 million, or 4.8%, of total loans at December 31, 2005. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance and other underwriting criteria.

Commercial and five-or-more family residential real estate lending increased $39.4 million, or 6%, to $690.8 million at June 30, 2006, representing 42.5% of total loans, from $651.4 million, or 41.6% of total loans at December 31, 2005. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences decreased $9.7 million, or 24%, to $31.3 million at June 30, 2006, representing 1.9% of total loans, from $41.0 million, or 2.6% of total loans at December 31, 2005. Commercial and five-or-more family real estate construction loans decreased $17.5 million, or 20%, to $71.6 million at June 30, 2006, representing 4.4% of total loans, from $89.1 million, or 5.7% of total loans at December 31, 2005. The Company endeavors to limit its construction lending risk during both robust and slower building cycles through adherence to strict underwriting procedures.

Consumer Loans: At June 30, 2006, the Company had $143.0 million of consumer loans outstanding, representing 8.8% of total loans, an increase of $2.9 million, or 2%, compared with $140.1 million at December 31, 2005. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets increased $0.9 million to $5.8 million, or 0.23% of period-end assets at June 30, 2006 from $4.9 million, or 0.21% of period-end assets at December 31, 2005.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	June 30, 2006	December 31, 2005
Nonaccrual:
Commercial business	$4,005	$4,316
Leases	134	—
Real estate:
One-to-four family residential	239	376
Commercial	126	—
Consumer	71	41

Total nonaccrual loans	4,575	4,733

Restructured:
Commercial business	1,197	124

Total nonperforming loans	5,772	4,857

Real estate owned	—	18

Total nonperforming assets	$5,772	$4,875

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

Nonperforming loans were $5.8 million, or 0.36% of total loans (excluding loans held for sale) at June 30, 2006, compared to $4.9 million, or 0.31% of total loans at December 31, 2005. Nonaccrual loans decreased $158,000, or 3% from year-end 2005 to $4.6 million at June 30, 2006.

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

Other Real Estate Owned: Other Real estate owned (“OREO”), is comprised of property from foreclosed real estate loans. During the second quarter of 2006, the Company did not acquire any OREO. During the second quarter of 2006 and for the six months ended June 30, 2006 the Company sold $18,000 of OREO for net realized gains of $11,000, compared to net realized gains of $7,000 for the second quarter of 2005 and net realized gains of $9,000 for the six months ended June 30, 2005. There were no foreclosures, recoveries of previously charged-off balances or write-downs during the first six months of 2006.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. The Company had no outstanding OPPO balance at June 30, 2006 and December 31, 2005. There were no foreclosures, additions or charge-offs of OPPO during the first six months of 2006.

Provision and Allowance for Loan and Lease Losses

At June 30, 2006, the Company’s allowance for loan and lease losses was $21.0 million, or 1.29% of total loans (excluding loans held for sale), 364% of nonperforming loans, and 364% of nonperforming assets. This compares with an allowance of $20.8 million, or 1.33% of the total loan portfolio, excluding loans held for sale, 429% of nonperforming loans, and 427% of nonperforming assets at December 31, 2005. During the second quarter and the first six months of 2006, the Company allocated $250,000 and $465,000 to its provision for loan and lease losses, respectively. During the second quarter of 2005 and for the first six months of 2005 the Company allocated $370,000 and $1.3 million to its provision for loan and lease losses, respectively. The decrease in the provision for loan and lease losses is due to stable credit quality and slower growth in the Company’s loan portfolio.

There have been no significant changes during the first six months of 2006 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan and lease loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures continue to improve into the second quarter of 2006 from the year-ended 2005 and are some of the strongest in the Company’s history. Management carefully monitors the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$20,691	$20,179	$20,829	$19,881
Charge-offs:
Commercial business	(90)	(20)	(106)	(241)
Commercial real estate	—	—	—	(665)
Consumer	(50)	(100)	(475)	(119)

Total charge-offs	(140)	(120)	(581)	(1,025)
Recoveries:
Commercial business	136	29	165	107
Commercial real estate	47	60	55	270
Real estate construction: One-to-four family residential	—	—	7	—
Consumer	6	69	50	94

Total recoveries	189	158	277	471

Net recoveries (charge-offs)	49	38	(304)	(554)
Provision charged to expense	250	370	465	1,260

Ending balance	$20,990	$20,587	$20,990	$20,587

Total loans, net at end of period (1)	$1,625,255	$1,510,043	$1,625,255	$1,510,043

Allowance for loan losses to total loans	1.29%	1.36%	1.29%	1.36%

(1)	Excludes loans held for sale

During the second quarter of 2006, the Company had net loan recoveries of $49,000, compared to $38,000 in the same period of 2005. For the first six months of 2006, the Company had net loan charge-offs of $304,000, compared to $554,000 during the same period of 2005. The net charge-offs during the first six months of 2006 were comprised of several loans.

Securities

At June 30, 2006, the Company’s securities (securities available for sale and securities held to maturity) increased $65.6 million, or 11% to $640.5 million from $574.9 million at year-end 2005. During the first six months of 2006, the Company purchased securities totaling $136.1 million and received principal payments inclusive of maturities of $53.3 million. There were no sales of securities during the second quarter of 2006 or 2005. During the first six months of 2006 the Company sold $3.8 million of securities available for sale at their carrying value resulting in a gain of $10,000. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At June 30, 2006, the market value of securities available for sale had an unrealized loss of $10.4 million (net of tax) as compared to an unrealized loss of $2.8 (net of tax) at December 31, 2005. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2006	December 31, 2005
	(in thousands)
Securities Available for Sale
U.S. Government agency	$115,374	$154,860
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	338,634	288,790
State and municipal securities	182,243	126,951
Other securities	1,726	1,754

Total	$637,977	$572,355

	June 30, 2006	December 31, 2005
	(in thousands)
Securities Held to Maturity
State & municipal securities	$2,525	$2,524

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits decreased $42.7 million, or 2%, to $1.96 billion at June 30, 2006 from $2.01 billion at December 31, 2005. Core deposits (demand deposit, savings, and money market accounts) decreased $59.8 million, or 4% during the first six months of 2006 while certificate of deposit balances increased $17 million, or 3% compared to year-end 2005. Average core deposits decreased to $1.41 billion during the second quarter of 2006, from $1.47 billion in the fourth quarter 2005 but increased from $1.40 billion in the second quarter of 2005.

With higher consumer confidence in the equity markets, we recognize that some of the deposit growth that occurred during the past several years is likely migrating back to those markets. Competitive pressure from banks in our market areas with a strained liquidity posture has also slowed our deposit growth. However, in the long-term we anticipate continued growth in our core deposits through the addition of new product offerings, new customers and from our current client base.

We have established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At June 30, 2006, brokered and other wholesale deposits (excluding public deposits) totaled $10.6 million, less than 1% of total deposits, down from $10.9 million at December 31, 2005. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

Deposit Composition	June 30, 2006	June 30, 2005	Dec. 31, 2005
Demand and other noninterest bearing	$446,568	$422,410	$455,838
Interest bearing demand	367,891	321,618	339,686
Money market	488,615	560,450	563,973
Savings	115,239	113,121	118,604
Certificates of deposit	544,435	481,434	527,388

Total deposits	$1,962,748	$1,899,033	$2,005,489

Borrowings

We rely on FHLB advances to supplement our funding sources. The FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets including our investment securities. At June 30, 2006, the Company had FHLB advances of $303 million, compared to advances of $94.4 million at December 31, 2005. Management anticipates that the Company will continue to rely on the same sources of funds in the future primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 8.73% at June 30, 2006. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debentures after five years for a premium and after ten years at par, allowing us to retire the debt early if conditions are favorable.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheet. The balance of the long-term subordinated debt was $22.3 million at June 30, 2006 and $22.3 million at December 31, 2005. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2006, the Company had commitments to extend credit of $776.9 million compared to $698.6 million at December 31, 2005.

Capital Resources

Shareholders’ equity at June 30, 2006 was $232.2 million, up 3% from $226.2 million at December 31, 2005. The increase is due primarily to net income of $15.4 million for the first six months of 2006. Shareholders’ equity was 9.1% and 9.5% of total period-end assets at June 30, 2006, and December 31, 2005, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2006 and December 31, 2005.

	Company		Columbia Bank		Astoria		Requirements
	6/30/2006	12/31/2005	6/30/2006	12/31/2005	6/30/2006	12/31/2005	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	13.09%	12.97%	12.44%	12.52%	11.61%	14.79%	8%	10%
Tier 1 risk-based capital ratio	11.99%	11.82%	11.34%	11.38%	10.47%	13.61%	4%	6%
Leverage ratio	9.47%	9.54%	8.96%	9.32%	8.19%	10.23%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2006 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2005. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company held its annual shareholders meeting on April 26, 2006. The following is a brief description and vote count of all proposals voted upon at the annual meeting.

Proposal 1. ELECTION OF DIRECTORS

All nine persons nominated were elected to hold office for the ensuing year.

Nominee	Votes “For”	Votes ”Withheld”
Melanie J. Dressel	14,937,506	91,471
John P. Folsom	13,843,218	645,759
Frederick M. Goldberg	14,383,998	104,979
Thomas M. Hulbert	13,991,118	497,859
Thomas L. Matson, Sr.	14,397,774	91,203
Daniel C. Regis	13,958,972	530,005
Donald Rodman	14,145,802	343,175
William T. Weyerhaeuser	14,397,105	91,872
James M. Will	10,210,681	4,278,296

Proposal 2. AMENDMENTS TO EMPLOYEE STOCK PURCHASE PLAN

Shares Voted ”For”	Shares Voted ”Against”	Abstentions
10,886,151	216,344	72,206

Item 5.	OTHER INFORMATION

Our outside directors are compensated through a combination of cash payments and equity grants. A summary of the outside director compensation effective July 1, 2006 is described in Exhibit 10.1 of the Quarterly Report.

Item 6.	EXHIBITS

10.1	Summary Description of Non-Management Director Compensation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: August 8, 2006	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)