Form 10-Q
period 2006-09-30
COLUMBIA BANKING SYSTEM INC
filed 2006-11-03
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding at October 31, 2006 was 16,049,477

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2006	2005	2006	2005
Interest Income
Loans	$32,010	$26,080	$90,982	$72,215
Taxable securities	5,019	4,532	15,185	13,680
Tax-exempt securities	1,944	1,112	5,124	3,304
Deposits with banks	174	31	306	55
Federal funds sold	19	—	48	—

Total interest income	39,166	31,755	111,645	89,254
Interest Expense
Deposits	10,868	6,871	28,767	17,873
Federal Home Loan Bank advances	3,370	1,100	8,344	3,151
Long-term obligations	519	412	1,470	1,140
Other borrowings	4	41	51	112

Total interest expense	14,761	8,424	38,632	22,276

Net Interest Income	24,405	23,331	73,013	66,978
Provision for loan and lease losses	650	245	1,115	1,505

Net interest income after provision for loan and lease losses	23,755	23,086	71,898	65,473
Noninterest Income
Service charges and other fees	2,891	2,955	8,632	8,388
Mortgage banking	141	189	397	947
Merchant services fees	2,154	2,355	6,366	6,392
Net gain on sale of securities available for sale	—	—	10	—
Bank owned life insurance (“BOLI”)	427	400	1,260	1,184
Other	495	617	1,683	1,407

Total noninterest income	6,108	6,516	18,348	18,318
Noninterest Expense
Compensation and employee benefits	9,878	9,434	28,973	28,140
Occupancy	2,735	2,588	8,068	7,497
Merchant processing	881	906	2,552	2,454
Advertising and promotion	608	535	2,114	1,574
Data processing	475	733	1,795	2,169
Legal and professional services	580	891	1,547	2,589
Taxes, licenses and fees	637	529	1,873	1,480
Net cost (gain) on sale of other real estate owned	—	1	(11)	(8)
Other	2,304	3,176	10,663	8,689

Total noninterest expense	18,098	18,793	57,574	54,584

Income before income taxes	11,765	10,809	32,672	29,207
Provision for income taxes	3,430	2,857	8,910	8,159

Net Income	$8,335	$7,952	$23,762	$21,048

Net income per common share:
Basic	$.52	$0.50	$1.49	$1.34
Diluted	.52	0.50	1.47	1.33
Dividends paid per common share	$.15	$0.11	$.42	$0.27
Average number of common shares outstanding	15,981	15,746	15,931	15,672
Average number of diluted common shares outstanding	16,143	15,940	16,135	15,852

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks			$86,290	$96,787
Interest-earning deposits with banks			15,190	3,619
Federal funds sold			4,000	—

Total cash and cash equivalents			105,480	100,406
Securities available for sale at fair value (amortized cost of $606,307 and $576,919, respectively)			598,847	572,355
Securities held to maturity at cost (fair value of $2,248 and $2,587, respectively)			2,197	2,524
Federal Home Loan Bank stock at cost			10,453	10,453
Loans held for sale			1,160	1,850
Loans, net of deferred loan fees of ($2,649) and ($2,870), respectively			1,655,809	1,564,704
Less: allowance for loan and lease losses			20,926	20,829

Loans, net			1,634,883	1,543,875
Interest receivable			13,684	11,671
Premises and equipment, net			44,997	44,690
Other real estate owned			—	18
Goodwill			29,723	29,723
Other			66,026	59,757

Total Assets			$2,507,450	$2,377,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$455,773	$455,838
Interest-bearing			1,564,292	1,549,651

Total deposits			2,020,065	2,005,489
Federal Home Loan Bank advances			191,900	94,400
Other borrowings			699	2,572
Long-term subordinated debt			22,362	22,312
Other liabilities			26,623	26,307

Total liabilities			2,261,649	2,151,080
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value) Authorized, 2 million shares; none outstanding			—	—
	September 30, 2006	December 31, 2005
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	16,047	15,831	166,420	162,973
Retained earnings			83,104	66,051
Accumulated other comprehensive loss			(3,723)	(2,782)

Total shareholders’ equity			245,801	226,242

Total Liabilities and Shareholders’ Equity			$2,507,450	$2,377,322

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount
Balance at January 1, 2005	15,594	$159,693	$42,552	$—	$909	$203,154
Comprehensive income:
Net income			21,048			21,048
Unrealized losses on securities available for sale, net of tax of $526					(1,040)	(1,040)

Total comprehensive income						20,008
Issuance of stock under equity compensation plan	198	1,932	—	—	—	1,932
Issuance of restricted stock under equity compensation plan	16	389	—	(389)	—	—
Amortization of deferred compensation restricted stock	—	—	—	263	—	263
Tax benefit associated with exercise of stock options	—	748	—	—	—	748
Cash dividends paid on common stock	—	—	(4,232)	—	—	(4,232)

Balance at September 30, 2005	15,808	$162,762	$59,368	$(126)	$(131)	$221,873

Balance at January 1, 2006	15,831	$163,065	$66,051	$(92)	$(2,782)	$226,242
Comprehensive income:
Net income	—	—	23,762	—	—	23,762
Reclassification of net gains on securities available for sale included in net income, net of tax of $4	—	—	—	—	(6)	(6)
Unrealized losses on securities available for sale, net of tax of $1,128	—	—	—	—	(2,068)	(2,068)
Unrealized gains from cash flow hedging instruments	—	—	—	—	1,133	1,133

Total comprehensive income						22,821
Transition adjustment related to adoption of SFAS 123(R)	—	(92)	—	92	—	—
Issuance of stock under equity compensation plan	140	2,158	—	—	—	2,158
Equity compensation awards	76	407	—	—	—	407
Tax benefit associated with exercise of stock options	—	882	—	—	—	882
Cash dividends paid on common stock	—	—	(6,709)	—	—	(6,709)

Balance at September 30, 2006	16,047	$166,420	$83,104	$—	$(3,723)	$245,801

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Operating Activities
Net income	$23,762	$21,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,115	1,505
Deferred income tax expense (benefit)	(796)	801
Deferred loan fees, net of amortization	(221)	198
Stock based compensation expense	576	263
Tax benefit associated with stock compensation plan	(882)	(748)
Gains on sale of real estate owned and other personal property owned	(11)	(8)
Gains on sale of investment securities	(10)	—
Depreciation and amortization	7,136	6,986
Net realized gain on sale of assets	(227)	(167)
(Increase) decrease in loans held for sale	690	(685)
Decrease in interest receivable	(2,013)	(878)
Increase in interest payable	481	500
Stock dividends from Federal Home Loan Bank stock	—	(43)
Net changes in other assets and liabilities	(3,376)	(2,824)

Net cash provided by operating activities	26,224	25,948
Investing Activities
Proceeds from maturities of securities available for sale	101,932	47,584
Purchases of securities available for sale	(137,549)	(5,908)
Proceeds from sales of securities available for sale	3,865	1,618
Proceeds from maturities of securities held to maturity	328	328
Purchases of Federal Home Loan Bank stock	—	(2,566)
Proceeds from sales of Federal Home Loan Bank stock	—	2,917
Loans originated and acquired, net of principal collected	(91,902)	(151,018)
Purchases of premises and equipment	(3,797)	(3,891)
Proceeds from disposal of premises and equipment	206	1,048
Proceeds from sales of real estate and other personal property owned	29	688

Net cash used in investing activities	(126,888)	(109,200)
Financing Activities
Net increase in deposits	14,576	129,760
Repayment of other borrowings	(2,500)	—
Proceeds from Federal Home Loan Bank advances	2,024,720	857,480
Repayment of Federal Home Loan Bank advances	(1,927,220)	(866,855)
Cash dividends paid on common stock	(6,709)	(4,232)
Proceeds from other borrowings	—	159
Proceeds from issuance of common stock, net	1,989	2,943
Tax benefit associated with stock compensation plan	882	—
Other, net	—	(69)

Net cash provided by financing activities	105,738	119,186
Increase in cash and cash equivalents	5,074	35,934
Cash and cash equivalents at beginning of period	100,406	54,656

Cash and cash equivalents at end of period	$105,480	$90,590

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,470	$21,652
Cash paid for income taxes	10,505	8,311
Supplemental disclosures of noncash investing and financing activities:
Purchase of investment in affordable housing partnership	$—	$6,900

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Critical Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Bank of Astoria (“Astoria”). All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K.

(b)	Critical Accounting Policies

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

2. Recent Developments

Adoption of SFAS 123(R): Effective January 1, 2006, the Company started recognizing compensation expense for stock options and other share-based payments with the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as described in note 3 below.

Designation of Cash Flow Hedge: Effective July 26, 2006 the Company began cash flow hedge accounting treatment for its derivative financial instruments as prescribed by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, as described in note 4 below.

Recently Issued Accounting Pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Incomes Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007, but it is not expected to have a material impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2008, but it is not expected to have a material impact.

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

There were no stock options granted by the Company during the nine months ended September 30, 2006 or during the three months ended September 30, 2005. Assumptions utilized in the Black-Scholes option valuation model for options granted during the nine months ended September 30, 2005 are summarized as follows:

(Black-Scholes Assumptions)	For The Nine Months Ended 9/30/2005
Expected Life (in years)	5.16
Expected Volatility	35.12%
Risk-free Interest Rate	4.21%
Expected Dividend Yield	1.52%

Stock-based Compensation Under SFAS 123(R)

Total stock-based compensation expense recognized in the consolidated condensed statements of income for the three and nine months ended September 30, 2006 was $248,000 and $576,000, respectively, before income taxes. The related estimated tax benefit was $87,000 and $202,000 for the three and nine months ended September 30, 2006.Total stock-based compensation for the three months ended September 30, 2006 consisted of stock option and restricted stock expense of $56,000 and $192,000, respectively. For the nine months ended September 30, 2006, total stock-based compensation expense consisted of stock option and restricted stock expense of $169,000 and $407,000 respectively.

At September 30, 2006 there were 150,075 non-vested stock options and awards that had a weighted average grant date fair value of $21.53. As of September 30, 2006, the Company had $2.0 million of total unrecognized compensation cost related to non-vested stock-based awards granted under its equity compensation plan. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures and new awards. The Company expects to recognize this cost ratably over a period of 3 years for stock options and 5 years for stock awards.

The following table shows the effect on 2005 net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and restricted stock, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share):

	For The Three Months Ended 9/30/2005	For The nine Months Ended 9/30/2005
Net income attributable to common stock:
As reported	$7,952	$21,048
Add: Total stock-based compensation expense included in reported net income, net of tax	60	163
Deduct: Total stock based compensation expense determined under fair value method for all awards, net of tax	(112)	(792)

Pro forma net income	$7,900	$20,419

Net income per common share:
Basic:
As reported	$0.50	$1.34
Pro forma	0.50	1.30
Diluted:
As reported	$0.50	$1.33
Pro forma	0.50	1.29

Disclosures for the periods ended September 30, 2006 are not presented because the amounts are recognized in the consolidated condensed financial statements.

Stock Activity Under Plan

At September 30, 2006, the Company had one equity compensation plan that provides for the granting of stock options and restricted stock awards to eligible employees and directors. Additional information regarding this plan is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, a maximum of 2,191,482 shares were authorized under the plan, of which a net 1,814,545 were granted, 1,393,685 have been exercised, and 376,937 were available for future grants.

Options and awards granted, exercised, canceled and expired under our equity compensation plan are summarized as follows:

	Stock Option Activity	Restricted Share Activity	Weighted-Average Exercise Price
Balance at January 1, 2006	477,672	8,000	$15.08
Granted	—	81,275	—
Forfeited	(2,000)	(5,350)	6.34
Exercised	(132,737)	(6,000)	13.59

Balance at September 30, 2006	342,935	77,925	$12.80

Total Exercisable at September 30, 2006	270,785	—	$13.36

4. Derivatives and Hedging Activities

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to receipts on its prime-based variable-rate loans. The Company entered into derivative contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments currently utilized by the Company include only interest rate floors. Interest rate floors are agreements in which payments are made when a reference rate falls below the strike rate. All derivatives are reported at their fair value on the Consolidated Condensed Balance Sheets. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company purchased $200 million of five-year prime-based interest rate floors with an effective date of April 3, 2006. At purchase, these floors were not designated as a hedging instrument and, as such, gains or losses in the fair value of the instruments were recognized in earnings in the period of change. For the three months ended September 30, 2006, the Company recognized a gain of $611,000 which represented the change in fair value of the interest rate floors from the end of the second quarter of 2006 to July 26, 2006, the date of hedge designation. For the nine months ended September 30, 2006, the Company recognized a loss of $1.2 million which represented the change in fair value of the interest rate floors from date of purchase to July 26, 2006, the date of hedge designation. These amounts are included in other noninterest expense on the consolidated condensed statements of income.

Cash flow hedges

To minimize the volatility in earnings associated with the changes in fair value of these interest rate floor instruments, the Company began applying cash flow hedge accounting treatment, as prescribed by SFAS 133, as amended, as of July 26, 2006 to all of its interest rate floor instruments. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

SFAS 133, as amended, requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the cash flow, or cash flows, that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk and the method used to assess the effectiveness of the hedge relationship. The Company performs its effectiveness assessments and measures ineffectiveness by comparing the actual floor with a hypothetically perfect floor as discussed in SFAS 133 Implementation Issue No. G20. Under this approach, the cumulative change in fair value of the actual floor will be compared to the cumulative change in fair value of a hypothetically perfect floor with key features that exactly match the key features of the hedged transactions. The correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in cash flows of hedged items.

All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. For the three and nine months ended September 30, 2006, the Company recognized no net losses in earnings due to hedge ineffectiveness of cash flow hedges. As of September 30,2006, accumulated other comprehensive income included $60,000 of deferred net gains related to derivative instruments designated as cash flow hedges of prime-based variable-rate loans that are expected to be reclassified into earnings during the next twelve months.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 (in thousands, except for per share data):

	For The Three Months Ended 9/30/2006	For The Three Months Ended 9/30/2005	For The Nine Months Ended 9/30/2006	For The Nine Months Ended 9/30/2005
Net income	$8,335	$7,952	$23,762	$21,048

Weighted average common shares outstanding (for basic calculation)	15,981	15,746	15,931	15,672
Dilutive effect of outstanding common stock options	162	194	204	180

Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	16,143	15,940	16,135	15,852

Earnings per common share – basic	$0.52	$0.50	$1.49	$1.34

Earnings per common share – diluted	$0.52	$0.50	$1.47	$1.33

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three- and nine-month periods ended September 30, 2006, there were no anti-dilutive shares outstanding related to options to acquire common stock. For both the three- and nine-month periods ended September 30, 2005, anti-dilutive shares outstanding related to options to acquire common stock totaled 41,500.

6. Dividends

On January 26, 2006, the Company declared a quarterly cash dividend of $0.13 per share, payable on February 22, 2006 to shareholders of record as of the close of business on February 8, 2006. On April 26, 2006, the Company declared a quarterly cash dividend of $0.14 per share, payable on May 24, 2006, to shareholders of record at the close of business May 10, 2006. On July 27, 2006, the Company declared a quarterly cash dividend of $0.15 per share, payable on August 23, 2006, to shareholders of record at the close of business August 9, 2006. Subsequent to quarter end, on October 26, 2006, the Company declared a quarterly cash dividend of $0.15 per share, payable on November 22, 2006, to shareholders of record at the close of business November 8, 2006. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

7. Business Segment Information

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

Financial highlights by lines of business are as follows:

Condensed Statements of Income:

	Three Months Ended September 30, 2006
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$2,213	$4,849	$18,093	$718	$(2,118)	$23,755
Other income	351	358	1,553	80	3,766	6,108
Other expense	(1,505)	(2,596)	(4,471)	(269)	(9,257)	(18,098)

Contribution to overhead and profit	1,059	2,611	15,175	529	(7,609)	11,765
Income taxes						(3,430)

Net income						$8,335

Total assets	$222,168	$921,552	$449,355	$229,788	$684,587	$2,507,450

	Three Months Ended September 30, 2005
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$2,080	$5,044	$14,604	$1,700	$(342)	$23,086
Other income	338	306	1,655	269	3,948	6,516
Other expense	(1,452)	(1,558)	(4,651)	(596)	(10,536)	(18,793)

Contribution to overhead and profit	966	3,792	11,608	1,373	(6,930)	10,809
Income taxes						(2,857)

Net income						$7,952

Total assets	$211,218	$743,049	$474,077	$265,076	$629,476	$2,322,896

	Nine Months Ended September 30, 2006
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$6,355	$14,317	$53,084	$2,654	$(4,512)	$71,898
Other income	1,127	1,075	4,645	296	11,205	18,348
Other expense	(4,394)	(6,572)	(13,426)	(1,149)	(32,033)	(57,574)

Contribution to overhead and profit	3,088	8,820	44,303	1,801	(25,340)	32,672
Income taxes						(8,910)

Net income						$23,762

Total assets	$222,168	$921,552	$449,355	$229,788	$684,587	$2,507,450

	Nine Months Ended September 30, 2005
	Oregon	Washington
(in thousands)	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
Net interest income after provision for loan loss	$6,067	$15,037	$39,028	$5,389	$(48)	$65,473
Other income	845	827	4,740	955	10,951	18,318
Other expense	(4,256)	(5,572)	(13,612)	(1,558)	(29,586)	(54,584)

Contribution to overhead and profit	2,656	10,292	30,156	4,786	(18,683)	29,207
Income taxes						(8,159)

Net income						$21,048

Total assets	$211,218	$743,049	$474,077	$265,076	$629,476	$2,322,896

8. Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	September 30, 2006	December 31, 2005
	(in thousands)
Securities Available for Sale
U.S. Government agency	$75,649	$154,860
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	334,952	288,790
State and municipal securities	186,497	126,951
Other securities	1,749	1,754

Total	$598,847	$572,355

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$—	$—	$75,649	$(1,892)	$75,649	$(1,892)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	83,013	(1,998)	231,845	(6,887)	314,858	(8,885)
State and municipal securities	35,863	(369)	15,895	(388)	51,758	(757)

Total	$118,876	$(2,367)	$323,389	$(9,167)	$442,265	$(11,534)

At September 30, 2006, there were 19 U.S. Government agency securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

At September 30, 2006, there were 83 state and municipal government securities in an unrealized loss position, of which 37 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2006 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

At September 30, 2006, there were 72 U.S. Government agency mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 58 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

9. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
(in thousands)	2006	2005
Net income as reported	$8,335	$7,952
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	8,605	(869)
Tax (expense) benefit	(3,063)	282

Net unrealized gains (losses) on securities available for sale, net of tax	5,542	(587)
Unrealized gains from cash flow hedging instruments	1,133	—

Total comprehensive income	$15,010	$7,365

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net income as reported	$23,762	$21,048
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(3,196)	(1,566)
Tax benefit	1,128	526

Net unrealized losses on securities available for sale, net of tax	(2,068)	(1,040)
Less: reclassification adjustment of realized gains on securities available for sale	(10)	—
Tax benefit	4	—

Net realized gains on sale of securities available for sale, net of tax	(6)	—
Unrealized gains from cash flow hedging instruments	1,133	—

Total comprehensive income	$22,821	$20,008

10. Allowance for Loan and Lease Losses

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

The following table presents activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$20,990	$20,587	$20,829	$19,881
Provision charged to expense	650	245	1,115	1,505
Loans charged-off	(843)	(110)	(1,423)	(1,135)
Recoveries	129	68	405	539

Ending balance	$20,926	$20,790	$20,926	$20,790

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$339	$339	$339	$289
Net changes in the allowance for unfunded loan commitments and letters of credit	—	—	—	50

Ending balance	$339	$339	$339	$339

11. Goodwill and Intangible Assets

The Company had $29.7 million in goodwill at September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, the Company had a core deposit intangible (“CDI”) asset of $3.0 million and $3.4 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Based on our testing performed as of September 30, 2006, there is no indication that goodwill is impaired. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $113,000 and $339,000 for the three and nine months ended September 30, 2006, respectively, and $134,000 and $402,000 for the three and nine months ended September 30, 2005, respectively. Amortization expense related to the CDI is included in other noninterest expense on the consolidated condensed statements of income.

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

Net Interest Income

Net interest income before provision for loan and lease losses for the three months ended September 30, 2006 increased 5% to $24.4 million from $23.3 million for the same period in 2005. Net interest income before provision for loan and lease losses for the nine months ended September 30, 2006 increased 9% to $73.0 million from $67.0 million for the same period in 2005. On a tax-equivalent basis, net interest margin (net interest income divided by average interest earning assets) decreased to 4.41% for the current quarter from 4.45% for the same quarter last year. However, the net interest margin increased to 4.51% for the nine months ended September 30, 2006 from 4.39% for the same period in 2005. For the three months and nine months ended September 30, 2006, deposit and borrowing costs have increased faster than our loan yields. If this trend continues we could experience additional compression of our net interest margin.

Interest income for the third quarter of 2006 was $39.2 million, an increase of $7.4 million, or 23%, over the same period in 2005. Loans averaged $1.647 billion with an average yield of 7.71% for the three months ended September 30, 2006 compared to average loans of $1.534 billion and an average yield of 6.74% for the same period in 2005. For the nine months ended September 30, 2006, interest income increased $22.4 million, or 25%, as compared to the same period last year. Loans averaged $1.610 billion with an average yield of 7.56% for the nine months ended September 30, 2006 compared to average loans of $1.481 billion and an average yield of 6.52% for the same period in 2005.

Interest expense for the third quarter of 2006 was $14.8 million, an increase of $6.3 million, or 75%, over the same period in 2005. The increase in interest expense is primarily due to rate increases on interest bearing deposits and an increased volume of Federal Home Loan Bank (“FHLB”) advances. The average cost of interest bearing deposits increased 101 basis points to 2.81% for the three months ended September 30, 2006 compared to an average cost of 1.80% for the same period in 2005. FHLB advances averaged $243.5 million for the three months ended September 30, 2006, an increase of $126.7 million, or 109%, for the same period in 2005. The average cost of interest bearing deposits increased 92 basis points to 2.53% for the nine months ended September 30, 2006 compared to an average cost of 1.61% for the same period in 2005. FHLB advances averaged $215.6 million for the nine months ended September 30, 2006, an increase of $83.1 million, or 63%, for the same period in 2005.

The following tables set forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and in total, net interest income and net interest margin.

	Three months ending September 30,			Three months ending September 30,
	2006			2005
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net	$1,647,471	$32,010	7.71%	$1,534,281	$26,063	6.74%
Securities (2)	627,821	8,031	5.08%	598,204	6,288	4.17%
Interest-earning deposits with banks and federal funds sold	15,059	193	5.10%	3,744	31	3.31%

Total interest-earning assets	$2,290,351	$40,234	6.97%	$2,136,229	$32,382	6.01%
Other earning assets	37,927			36,307
Noninterest-earning assets	176,093			152,726

Total assets	$2,504,371			$2,325,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$541,462	$5,475	4.01%	$496,967	$3,794	3.03%
Savings accounts	114,769	105	0.36%	115,346	103	0.35%
Interest-bearing demand and money market accounts	878,638	5,288	2.39%	899,627	2,974	1.31%

Total interest-bearing deposits	1,534,869	10,868	2.81%	1,511,940	6,871	1.80%
Federal Home Loan Bank advances	243,513	3,370	5.49%	116,789	1,100	3.74%
Long-term subordinated debt	22,351	519	9.21%	22,285	412	7.33%
Other borrowings and interest-bearing liabilities	206	4	7.69%	2,870	41	5.67%

Total interest-bearing liabilities	$1,800,939	$14,761	3.25%	$1,653,884	$8,424	2.02%
Noninterest-bearing deposits	440,234			436,082
Other noninterest-bearing liabilities	24,926			16,988
Shareholders’ equity	238,272			218,308

Total liabilities & shareholders’ equity	$2,504,371			$2,325,262

equity
Net interest income (2)		$25,473			$23,958

Net interest margin			4.41%			4.45%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $463,000 and $568,000 for the three months ended September 30, 2006 and 2005, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

	Nine months ending September 30,			Nine months ending September 30,
	2006			2005
(in thousands)	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate
ASSETS
Loans, net	$1,609,739	$90,983	7.56%	$1,481,255	$72,214	6.52%
Securities (2)	630,895	23,138	4.90%	614,231	18,850	4.10%
Interest-earning deposits with banks and federal funds sold	9,558	353	4.96%	2,366	55	3.09%

Total interest-earning assets	$2,250,192	$114,474	6.80%	$2,097,852	$91,119	5.81%
Other earning assets	37,516			35,915
Noninterest-earning assets	170,723			148,248

Total assets	$2,458,431			$2,282,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$535,716	$14,981	3.74%	$486,620	$10,207	2.80%
Savings accounts	117,278	320	0.37%	111,775	288	0.34%
Interest-bearing demand and money market accounts	869,439	13,466	2.07%	882,968	7,378	1.12%

Total interest-bearing deposits	1,522,432	28,767	2.53%	1,481,363	17,873	1.61%
Federal Home Loan Bank advances	215,649	8,344	5.17%	132,517	3,151	3.18%
Long-term subordinated debt	22,334	1,470	8.80%	22,268	1,140	6.84%
Other borrowings and interest-bearing liabilities	1,033	51	6.60%	2,860	112	5.24%

Total interest-bearing liabilities	$1,761,448	$38,632	2.93%	$1,639,008	$22,276	1.82%
Noninterest-bearing deposits	437,955			414,556
Other noninterest-bearing liabilities	25,013			16,846
Shareholders’ equity	234,015			211,605

Total liabilities & shareholders’ equity	$2,458,431			$2,282,015

equity
Net interest income (2)		$75,842			$68,843

Net interest margin			4.51%			4.39%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.5 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

The following tables set forth the total dollar amount of change in interest income and interest expense. The changes have been segregated for each major category of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume, changes in rates and changes in rates multiplied by volume. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(in thousands)	Three Months Ended September 30, 2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total
Interest Earning Assets
Loans (1)	$2,199	$3,748	$5,947
Securities (2)	379	1,364	1,743
Interest earning deposits with banks and federal funds sold	145	17	162

Interest income (2)	$2,723	$5,129	$7,852

Interest bearing liabilities
Deposits:
Certificates of deposit	$450	$1,231	$1,681
Savings accounts	(1)	3	2
Interest-bearing demand and money market accounts	(126)	2,440	2,314

Total interest on deposits	323	3,674	3,997
Federal Home Loan Bank advances	1,754	516	2,270
Long-term subordinated debt	2	105	107
Other borrowings and interest bearing liabilities	(52)	15	(37)

Interest expense	$2,027	$4,310	$6,337

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $463,000 and $568,000 for the three months ended September 30, 2006 and 2005, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

(in thousands)	Nine Months Ended September 30, 2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total
Interest Earning Assets
Loans (1)	$7,263	$11,506	$18,769
Securities (2)	611	3,677	4,288
Interest earning deposits with banks and federal funds sold	265	33	298

Interest income (2)	$8,139	$15,216	$23,355

Interest bearing liabilities
Deposits:
Certificates of deposit	$1,373	$3,401	$4,774
Savings accounts	15	17	32
Interest-bearing demand and money market accounts	(210)	6,298	6,088

Total interest on deposits	1,178	9,716	10,894
Federal Home Loan Bank advances	3,217	1,976	5,193
Long-term subordinated debt	4	326	330
Other borrowings and interest bearing liabilities	(90)	29	(61)

Interest expense	$4,309	$12,047	$16,356

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.5 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

Provision for Loan and Lease Losses

During the third quarter of 2006, the Company allocated $650,000 to its provision for loan and lease losses, compared to $245,000 for the same period in 2005. The increased allocation for the three months ending September 30, 2006 is due to moderate loan growth during the period coupled with net loan charge-offs of $714,000 as compared to $42,000 for the third quarter of 2005. For the first nine months of 2006, the Company allocated $1.1 million to its provision for loan and lease losses, compared to $1.5 million for the same period in 2005. This decreased allocation is consistent with the rate of loan growth for the first nine months of 2006 compared to the same period in 2005.

Noninterest Income

Noninterest income decreased $408,000, or 6%, to $6.1 million for the third quarter of 2006 from $6.5 million for the third quarter of 2005. The decrease is due in part to decreases in merchant services fees, service charges and other fees as well as mortgage banking income. Merchant services revenue decreased $201,000, or 9%, during the third quarter of 2006 as compared to the same period in 2005. This decrease is due, in part, to higher interchange fees. Service charges and other fees were $64,000, or 2%, less during the third quarter of 2006 as compared to the same period in 2005. Our mortgage banking income decreased $48,000, or 25% when compared with the third quarter of 2005. For the nine months ended September 30, 2006, noninterest income increased $30,000 compared to the same period in 2005. Decreases in mortgage banking income for the nine months ended September 30, 2006, due to increases in competitive pricing in the secondary market, were offset by increases in services charges and other fees as well as other income.

Noninterest Expense

Noninterest expense decreased $695,000, or 4%, to $18.1 million for the third quarter of 2006 from $18.8 million for the same period last year. This decrease is attributable in part to the valuation adjustment of our prime rate floor instruments of $611,000 as well as data processing and legal and professional services which decreased $258,000 and $311,000, respectively. For the nine months ended September 30, 2006 noninterest expense increased $3.0 million, or 5%, to $57.6 million from $54.6 million the same period last year. This increase is primarily attributable to the prime rate floor market valuation adjustment of $1.2 million, increased occupancy expenses of $571,000, and $300,000 associated with the production expense for new television commercials. We expect to utilize the new television commercials for up to 3 years. The increase in occupancy expenses from the third quarter of 2005 is due to additional branch locations, increased rent, repairs and maintenance, and depreciation expenses. These increases were partially offset by lower legal and professional services fees which decreased $1.0 million.

Share-Based Payments: During the first quarter of 2006, we began recognizing compensation expense in our financial statements based upon the fair value of our share-based payments in accordance with SFAS 123(R). Previous financial periods were not required to be revised to reflect this change. Pretax share-based compensation recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $248,000 and $576,000, respectively. This charge reduced both basic and diluted earnings per share by $0.02 and $0.04 for the three and nine months ended September 30, 2006, respectively. Stock-based compensation recorded during this period related to both stock options and restricted stock awards. We anticipate an additional $2.0 million in pre-tax share-based compensation through 2011 for awards outstanding as of September 30, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards is based. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended September 30,		Increase (Decrease) Amount	Nine months ended September 30,		Increase (Decrease) Amount
	2006	2005		2006	2005
Core deposit intangible amortization	$113	$134	$(21)	$339	$402	$(63)
Software support & maintenance	178	154	24	529	414	115
Telephone & network communications	253	274	(21)	828	820	8
Federal Reserve Bank processing fees	240	173	67	672	463	209
Supplies	304	274	30	911	806	105
Postage	286	337	(51)	929	907	22
Investor relations	18	18	—	153	171	(18)
Travel	87	75	12	231	227	4
ATM network	138	134	4	435	382	53
Sponsorships & charitable contributions	103	90	13	535	461	74
Regulatory premiums	65	82	(17)	203	251	(48)
Directors fees	113	101	12	332	322	10
Employee expenses	115	128	(13)	419	396	23
Insurance	117	112	5	353	354	(1)
Losses on investment in affordable housing partnerships	220	586	(366)	589	586	3
Interest rate floor valuation adjustment	(611)	—	(611)	1,164	—	1,164
Misc	565	504	61	2,041	1,727	314

Total other non-interest expense	$2,304	$3,176	$(872)	$10,663	$8,689	$1,974

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, and mark-to-market adjustments of interest rate floor instruments] was 58.8% for the third quarter 2006 and was 59.5% for nine months ended September 30, 2006, compared to 61.3% and 62.2% for the same periods in 2005. The year-to-date improvement (decrease) in the efficiency ratio is due to increases in net interest income relative to noninterest expense and our continued diligence in expense control.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net interest income (1)	$24,405	$23,331	$73,013	$66,978
Tax equivalent adjustment for non-taxable investment securities interest income (2)	1,068	627	2,829	1,865

Adjusted net interest income	$25,473	$23,958	$75,842	$68,843

Noninterest income	$6,108	$6,516	$18,348	$18,318
Gain on sale of investment securities, net	—	—	(10)	—
Tax equivalent adjustment for BOLI income (2)	230	216	675	637

Adjusted noninterest income	$6,338	$6,732	$19,013	$18,955

Noninterest expense	$18,098	$18,793	$57,574	$54,584
Net gain (cost) on sale of OREO	0	(1)	11	8
Interest rate floor valuation adjustment	611	—	(1,164)	—

Adjusted noninterest expense	$18,709	$18,792	$56,421	$54,592

Efficiency ratio (fully taxable-equivalent)	58.8%	61.2%	59.5%	62.2%
Statutory Tax Rate	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $3.4 million and $8.9 million for the third quarter and first nine months of 2006, respectively, compared with a provision of $2.9 million and $8.2 million for the same periods in 2005. The effective tax rate for the third quarter of 2006 and 2005 was 29% and 26%, respectively, as well as 27% and 28% for the nine months ended September 30, 2006 and 2005. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2006	% of Total	December 31, 2005	% of Total
Commercial business	$589,634	35.6%	$556,589	35.6%
Lease financing	10,981	0.7	14,385	0.9
Real estate:
One-to-four family residential	49,507	3.0	74,930	4.8
Commercial and five or more family residential commercial properties	704,452	42.5	651,393	41.6

Total real estate	753,959	45.5	726,323	46.4
Real estate construction:
One-to-four family residential	77,093	4.7	41,033	2.6
Commercial and five or more family residential commercial properties	80,918	4.9	89,134	5.7

Total real estate construction	158,011	9.6	130,167	8.3
Consumer	145,873	8.8	140,110	9.0

Sub-total loans	1,658,458	100.2	1,567,574	100.2
Less: Deferred loan fees	(2,649)	(0.2)	(2,870)	(0.2)

Total loans	$1,655,809	100%	$1,564,704	100%

Loans held for sale	$1,160		$1,850

Total loans (excluding loans held for sale) at September 30, 2006 increased $91 million, to $1.656 billion from $1.565 billion at year-end 2005.

Commercial Loans: As of September 30, 2006, commercial loans increased $33.0 million, or 6%, to $589.6 million from $556.6 million at year-end 2005, representing 35.6% of total loans at September 30, 2006 and December 31, 2005. Management is committed to providing competitive commercial lending in the Company’s primary market areas. Management believes that increases in commercial lending during the first nine months of 2006 were due to increased confidence of business owners in response to an improving economy. Management expects to continue to expand its commercial lending products and to emphasize in particular its relationship banking with businesses, and business owners.

Lease Financing: Due primarily to contractual repayments, our lease financing portfolio decreased $3.4 million or, 24%, to $11.0 million from $14.4 million at year-end 2005, representing 0.7% of total loans at September 30, 2006 as compared with 0.9% of total loans at December 31, 2005. The addition of equipment leasing is the result of a portfolio acquisition made by the Company in late 2005.

Real Estate Loans: Residential one-to-four family loans decreased $25.4 million to $49.5 million at September 30, 2006, representing 3.0% of total loans, compared with $74.9 million, or 4.8%, of total loans at December 31, 2005. These loans are used by the Company to collateralize outstanding advances from the FHLB. Generally, the Company’s policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within the Company’s primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance and other underwriting criteria.

Commercial and five-or-more family residential real estate lending increased $53.1 million, or 8%, to $704.5 million at September 30, 2006, representing 42.5% of total loans, from $651.4 million, or 41.6% of total loans at December 31, 2005. Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with the Company. The Company’s underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. The Company endeavors to maintain the highest practical underwriting standards while balancing the need to remain competitive in its lending practices.

Real Estate Construction Loans: The Company originates a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction. Construction loans on one-to-four family residences increased $36.1 million, or 88%, to $77.1 million at September 30, 2006, representing 4.7% of total loans, from $41.0 million, or 2.6% of total loans at December 31, 2005. Commercial and five-or-more family real estate construction loans decreased $8.2 million, or 9%, to $80.9 million at September 30, 2006, representing 4.9% of total loans, from $89.1 million, or 5.7% of total loans at December 31, 2005. The Company endeavors to limit its construction lending risk during both robust and slower building cycles through adherence to strict underwriting procedures.

Consumer Loans: At September 30, 2006, the Company had $145.9 million of consumer loans outstanding, representing 8.8% of total loans, an increase of $5.8 million, or 4%, compared with $140.1 million at December 31, 2005. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

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

Total nonperforming assets increased slightly to $4.90 million or 0.20% of period-end assets at September 30, 2006 from $4.88 million, or 0.21% of period-end assets at December 31, 2005.

The following tables set forth, at the dates indicated, information with respect to nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, other personal property owned, and total nonperforming assets of the Company:

(in thousands)	September 30, 2006	December 31, 2005
Nonaccrual:
Commercial business	$3,205	$4,316
Leases	389	—
Real estate:
One-to-four family residential	235	376
Commercial	187	—
Consumer	85	41

Total nonaccrual loans	4,101	4,733

Restructured:
Commercial business	804	124

Total nonperforming loans	4,905	4,857

Real estate owned	—	18

Total nonperforming assets	$4,905	$4,875

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

Nonperforming loans were $4.905 million or 0.30% of total loans (excluding loans held for sale) at September 30, 2006, compared to $4.875 million, or 0.31% of total loans at December 31, 2005. Nonaccrual loans decreased $632,000, or 13% from year-end 2005 to $4.101 million at September 30, 2006.

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

Other Real Estate Owned: Other real estate owned (“OREO”), is comprised of property from foreclosed real estate loans. During the third quarter of 2006, the Company did not acquire any OREO as compared to incurring $1,000 of costs related to OREO for the same period in 2005. For the nine months ended September 30, 2006 the Company sold $18,000 of OREO for net realized gains of $11,000. During the first nine months of 2005, the Company sold $995,000 and transferred $315,000 of OREO for net gains of $8,000. There were no foreclosures, recoveries of previously charged-off balances or write-downs during the first nine months of 2006.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. The Company had no outstanding OPPO balance at September 30, 2006 and December 31, 2005. There were no foreclosures, additions or charge-offs of OPPO during the first nine months of 2006.

Allowance for Loan and Lease Losses

At September 30, 2006, the Company’s allowance for loan and lease losses was $20.9 million, or 1.26% of total loans (excluding loans held for sale), 427% of nonperforming loans and 427% of nonperforming assets. This compares with an allowance of $20.8 million, or 1.33% of the total loan portfolio, excluding loans held for sale, 429% of nonperforming loans, and 427% of nonperforming assets at December 31, 2005.

There have been no significant changes during the first nine months of 2006 in estimation methods or assumptions that affected the Company’s methodology for assessing the appropriateness of the allowance for loan and lease losses. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan and lease loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures continue to improve into the third quarter of 2006 from the year-ended 2005 and are some of the strongest in the Company’s history. Management carefully monitors the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$20,990	$20,587	$20,829	$19,881
Charge-offs:
Commercial business	(439)	(30)	(545)	(270)
Commercial real estate	—	—	—	(665)
Consumer	(404)	(80)	(878)	(200)

Total charge-offs	(843)	(110)	(1,423)	(1,135)
Recoveries:
Commercial business	38	10	202	117
Commercial real estate	9	28	64	298
Real estate: One-to-four family residential	20	—	20	—
Real estate construction: One-to-four family residential	—	—	7	—
Consumer	62	30	112	124

Total recoveries	129	68	405	539

Net charge-offs	(714)	(42)	(1,018)	(596)
Provision charged to expense	650	245	1,115	1,505

Ending balance	$20,926	$20,790	$20,926	$20,790

Total loans, net at end of period (1)	$1,655,809	$1,511,386	$1,655,809	$1,511,386

Allowance for loan losses to total loans	1.26%	1.38%	1.26%	1.38%

(1)	Excludes loans held for sale

During the third quarter of 2006, the Company had net loan charge-offs of $714,000, compared to $42,000 in the same period of 2005. For the first nine months of 2006, the Company had net loan charge-offs of $1.0 million, compared to $596,000 during the same period of 2005. The net charge-offs during the first nine months of 2006 were comprised of several loans.

Securities

At September 30, 2006, the Company’s securities (securities available for sale and securities held to maturity) increased $26.2 million, or 5% to $601.0 million from $574.9 million at year-end 2005. During the first nine months of 2006, the Company purchased securities totaling $137.5 million and received principal payments inclusive of maturities of $102.3 million. There were no sales of securities during the third quarter of 2006 or 2005. During the first nine months of 2006 the Company sold $3.8 million of securities available for sale at their carrying value resulting in a gain of $10,000. Approximately 99% of the Company’s securities are classified as available for sale and carried at fair value. These securities are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with the Company’s investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At September 30, 2006, the market value of securities available for sale had an unrealized loss of $4.8 million (net of tax) as compared to an unrealized loss of $2.8 (net of tax) at December 31, 2005. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2006	December 31, 2005
	(in thousands)
Securities Available for Sale
U.S. Government agency	$75,649	$154,860
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	334,952	288,790
State and municipal securities	186,497	126,951
Other securities	1,749	1,754

Total	$598,847	$572,355

	September 30, 2006	December 31, 2005
	(in thousands)
Securities Held to Maturity
State & municipal securities	$2,197	$2,524

Liquidity and Sources of Funds

The Company’s primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds, are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Total deposits increased $15 million, or 1%, to $2.020 billion at September 30, 2006 from $2.005 billion at December 31, 2005. Core deposits (demand deposit, savings, and money market accounts) decreased $17.5 million, or 1% during the first nine months of 2006 while certificate of deposit balances increased $32 million, or 6% compared to year-end 2005. Average core deposits decreased to $1.434 billion during the third quarter of 2006, from $1.467 billion in the fourth quarter 2005.

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

We have established a branch system to serve its consumer and business depositors. In addition, management’s strategy for funding growth is to make use of brokered and other wholesale deposits. At September 30, 2006, brokered and other wholesale deposits (excluding public deposits) totaled $10.5 million, less than 1% of total deposits, down from $10.9 million at December 31, 2005. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

Deposit Composition (in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Demand and other non interest bearing	$455,773	$455,838	$465,122
Interest bearing demand	395,281	339,686	343,198
Money market	495,933	563,973	571,934
Savings	113,647	118,604	116,808
Certificates of deposit	559,431	527,388	496,738

Total deposits	$2,020,065	$2,005,489	$1,993,800

Borrowings

We rely on FHLB advances to supplement our funding sources. The FHLB serves as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets including our investment securities. At September 30, 2006, the Company had FHLB advances of $191.9 million, compared to advances of $94.4 million at December 31, 2005. Management anticipates that the Company will continue to rely on the same sources of funds in the future primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 9.07% at September 30, 2006. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if conditions are favorable.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheet. The balance of the long-term subordinated debt was $22.4 million at September 30, 2006 and $22.3 million at December 31, 2005. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2006, the Company had commitments to extend credit of $770.8 million compared to $698.6 million at December 31, 2005.

Capital Resources

Shareholders’ equity at September 30, 2006 was $245.8 million, up 9% from $226.2 million at December 31, 2005. The increase is due primarily to net income of $23.8 million for the first nine months of 2006. Shareholders’ equity was 9.8% and 9.5% of total period-end assets at September 30, 2006, and December 31, 2005, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2006 and December 31, 2005.

	Company		Columbia Bank		Astoria		Requirements
	9/30/2006	12/31/2005	9/30/2006	12/31/2005	9/30/2006	12/31/2005	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	13.24%	12.97%	12.57%	12.52%	11.61%	14.79%	8%	10%
Tier 1 risk-based capital ratio	12.16%	11.82%	11.49%	11.38%	10.53%	13.61%	4%	6%
Leverage ratio	9.66%	9.54%	8.26%	9.32%	8.55%	10.23%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2006 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2005. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s 2005 Annual Report on Form 10-K.

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

COLUMBIA BANKING SYSTEM, INC.

Date: November 3, 2006	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2006	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)