Form 10-K
period 2006-12-31
COLUMBIA BANKING SYSTEM INC
filed 2007-03-02
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2006 was $575,306,422 based on the closing sale price of the Common Stock on that date.

The number of shares of registrant’s Common Stock outstanding at January 31, 2007 was 16,100,632.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2007 Annual Meeting Proxy Statement Dated March 19, 2007	Part III

COLUMBIA BANKING SYSTEM, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2006

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which we are engaged; and (7) our ability to realize the efficiencies we expect to receive from our investments in personnel and infrastructure.

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

Our current organizational structure was put in place and additional management was brought on board in 1993 in order to take advantage of commercial banking business opportunities in our principal market area. At that time, increased consolidations of banks, primarily through acquisitions by out-of-state holding companies, created dislocation of customers and presented opportunities to capture market share. We have grown from four branch offices at January 1, 1993 to 40 branch offices at December 31, 2006.

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

Prior Acquisition

On October 1, 2004, the Company completed its acquisition of Astoria, an Oregon state-chartered commercial bank headquartered in Astoria, Oregon. The acquisition was accounted for as a purchase and

Astoria’s results of operations are included in our results beginning October 1, 2004. Astoria operates as a separate banking subsidiary of the Company and has five full service branch offices located within Clatsop and Tillamook Counties, along the northern Oregon coast. The deposits of Astoria are insured in whole or in part by the FDIC. Astoria is subject to regulation by the FDIC and the State of Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. Although Astoria is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Astoria. For more information on the acquisition, see Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Company Management

Name	Principal Position
Melanie J. Dressel	President & Chief Executive Officer
Andrew McDonald	Executive Vice President & Chief Credit Officer
Mark W. Nelson	Executive Vice President & Chief Banking Officer
Gary R. Schminkey	Executive Vice President & Chief Financial Officer

Financial Information about Segments

Within Washington State, we are managed along three major lines of business: commercial banking, retail banking, and real estate lending. In Oregon, we operate as one segment through the Astoria banking subsidiary. Our treasury function, although not considered a line of business, is responsible for the management of investments and interest rate risk. Financial information about segments that conform with accounting principles generally accepted in the United States is presented in Note 19 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Business Overview

Our goal is to be the leading Pacific Northwest regional community banking company while consistently increasing earnings and shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized in all markets we serve as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households.

We have established a network of 40 branches as of December 31, 2006 from which we intend to grow market share. All Washington branches operate as Columbia Bank and all Oregon branches operate as Bank of Astoria. Western Washington locations consist of twenty-two branches in Pierce County, eight in King County, three in Cowlitz County, and one each in Kitsap and Thurston Counties. Northern Oregon coastal area locations consist of four branches in Clatsop County and one in Tillamook County.

In order to fund our lending activities and to allow for increased contact with customers, we utilize a branch system to better serve retail and business customer depositors. We believe this approach will enable us to expand lending activities while attracting a stable core deposit base. In order to support our strategy of market penetration and increased profitability, while continuing our personalized banking approach and our commitment to asset quality, we have invested in experienced branch, lending and administrative personnel and have incurred related costs in the creation of our branch network. Many of these branches are becoming established within their markets. The resulting efficiencies will provide management with the ability to reallocate the resources previously consumed by these branches to new endeavors.

Business Strategy

Our business strategy is to provide our customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. We believe that as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, lending officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, and other financial services in the communities we serve. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

Products & Services

We place the highest priority on customer service and assist our customers in making informed decisions when selecting from the products and services we offer. We continuously review our products and services to ensure that we provide our customers with the tools to meet their financial institution needs. A more complete listing of all the services and products available to our customers can be found on our website: www.columbiabank.com. Some of the core products and services we offer include:

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
• Visa Card Services
• Investment Services
• International Banking
• Merchant Card Services

Personal Banking: We offer our personal banking customers an assortment of checking and saving account products including non-interest and interest bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Our online banking service, Columbia Online™, provides our personal banking customers with the ability to safely and securely conduct their banking business 24 hours a day, 7 days a week. Personal banking customers are also provided with a variety of borrowing products including fixed and variable rate home equity loans and lines of credit, home mortgages for purchases and refinances, personal loans, and other consumer loans. Eligible personal banking customers with checking accounts are provided a VISA® Check Card which can be used to make purchases and also act as an ATM card. A variety of Visa® Credit Cards are also available to eligible personal banking customers.

Through CB Financial Services, personal banking customers are provided with a full range of investment options including mutual funds, stocks, bonds, retirement accounts, annuities, tax-favored investments, US Government securities as well as long-term care and life insurance policies. Qualified investment professionals are available to provide advisory services and assist customers with retirement and education planning.

Columbia Private Banking offers clientele requiring complex financial solutions and their businesses credit services, deposit and cash management services, and wealth management. Each private banker provides advisory services and coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.

Business Banking: We offer our business banking customers an assortment of checking and saving account products including checking, interest bearing money market and certificate of deposit accounts. Cash management customers can access, monitor and manage cash flows effectively and efficiently through a variety of tools, including account analysis, sweep accounts, ACH and other electronic banking services. Business customers, through Columbia Online™, have the ability to save time and money through our custom eBusiness solutions products. Standard features of Columbia Online™ provide customers with the ability to tailor user access by individual, view balances, statements and checks as well as transfer funds, pay bills electronically and export transaction history to accounting software. In addition, we intend to launch our new remote deposit product in early April, providing current and potential business customers a convenient, cost-effective method of making deposits without needing to leave their place of business.

We offer a variety of loan products tailored to meet the various needs of business banking customers. Commercial loan products include accounts receivable, inventory and equipment financing as well as Small Business Administration financing. We also offer commercial real estate loan products for construction and development or permanent financing. Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been focused on construction and permanent loans for both owner occupants and investor oriented real estate properties. In addition, the bank has pursued construction and first mortgages on owner occupied, one- to four-family residential properties. Commercial banking has been directed toward meeting the credit and related deposit needs of various sized businesses and professional practice organizations operating in our primary market areas.

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

Through CB Financial Services, our business customers are provided with an array of investment options and all the tools and resources necessary to assist them in reaching their investment goals. Some of the investment options available to our business customers include 401(k), Simple IRA, Simple Employee Pensions, Buy-Sell Agreements, Key-Man Insurance, Business Succession Planning and personal investments.

Our International Banking Department provides both large and small businesses with the ability to buy and sell foreign currencies as well as obtain letters of credit and wire funds to their customers and suppliers in foreign countries.

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

Competition

Our industry is highly competitive. Several other financial institutions, having greater resources, compete for banking business in our market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to experience competition from non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for loans, deposits and other financial services by offering our customers with a similar breadth of products as our larger competitors while delivering a more personalized service level with faster transaction turnaround time.

Market Areas

Washington: Nearly two-thirds of our total branches within Washington are located in Pierce County with an estimated population of 773,500 residents. At year end we operated twenty two branch locations in Pierce County that accounted for 16%(1) of the total deposit market share ranking second amongst our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma which accounts for more than 43,000 jobs, McChord Air Force Base and Fort Lewis Army Base that account for nearly 20% of the County’s total employment and the manufacturing industry which supplies the Boeing Company.

We operate eight branch locations in King County, which is Washington’s most highly populated county at approximately 1.8 million residents. King County, in particular the Seattle metropolitan area, is a market that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At year end our share of the King County deposit market was less than 1%(1), however, we have made significant inroads within this market through the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County with its close proximity to Pierce County is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.

Some other market areas served by the Company include Cowlitz County where we operate three branch locations that account for 13%(1) of the deposit market share, and Kitsap and Thurston County where we operate one branch in each county.

Oregon: Through the acquisition of Astoria in October 2004, we added five branches located in the western portions of Clatsop and Tillamook Counties, in the northern Oregon coastal area. In Clatsop and Tillamook Counties we have 33%(1) and 6%(1) of the deposit market share, respectively. Oregon market areas provide a significant opportunity for expansion strategies in the future. Both Clatsop and Tillamook Counties are comprised primarily of forestry, commercial fishing, and tourism related businesses.

Employees

As of December 31, 2006 the Company and its banking subsidiaries employed approximately 657 full time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits.

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

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal

(1)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2006.

deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including interpretation or implementation thereof, could have a material effect on our business or operations.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary banks. This means that the Company is required to commit, as necessary, resources to support Columbia Bank and the Bank of Astoria. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Federal and State Regulation of Columbia State Bank and Astoria

General. The deposits of Columbia Bank, a Washington chartered commercial bank, and the Bank of Astoria, an Oregon chartered commercial bank, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. The Bank of Astoria is primarily regulated by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington and Oregon have both enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Under Washington law, an out-of-state bank may, subject to Department of Financial Institution approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. In contrast, Oregon restricts an out-of-state bank from opening de novo branches, and no out-of-state bank may conduct banking business at a branch located in Oregon unless the out-of-state bank has converted from, has assumed all, or substantially all, of Oregon deposit liabilities of or has merged with an insured institution that, by itself or together with any predecessor, has been engaged in banking business in Oregon for at least three years.

Deposit Insurance

In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Banks’ deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Banks are each required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company’s cash is from dividends received from its subsidiary banks, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon and Washington law also limit a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency.

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

In 2006, the federal banking agencies, including the FDIC and the Federal Reserve, provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on us cannot be predicted at this time, but we do not expect our operations to be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

Anti-terrorism Legislation

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

ITEM 1A.	RISK FACTORS

Our business exposes us to certain risks. The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition and future results.

Economic downturns in the market areas we serve or a rapidly increasing interest rate environment could increase the credit risk within the loan portfolio.

Lending activities are our largest source of credit risk, which is the risk that a borrower will fail to meet their obligations in accordance with agreed upon terms. We manage the credit risk inherent in our loan portfolio through the establishment of sound underwriting policies and procedures. We maintain an allowance for loan and lease losses as well as an allowance for unfunded loan commitments and letters of credit to absorb anticipated future losses. Although we consider our allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit to be adequate at December 31, 2006, a significant downturn in the economy could result in higher delinquencies and defaults which would negatively impact our financial position. A substantial portion of the loans in our portfolio are variable rate. A rapidly increasing interest rate environment could impair our borrower’s ability to service the interest portion of their obligations to us. This could result in decreased net income from increased provisions to the allowance for loan and lease losses as well as decreased interest income resulting from an increase in nonaccrual loans. For additional discussion see “Risk Elements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

A rapid change in interest rates could negatively impact net interest income.

We are exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. We utilize a number of measures to monitor and manage interest rate risk, such as income simulations and interest sensitivity (gap) analyses. A number of factors that impact interest rates are beyond our control such as general economic conditions as well as governmental and regulatory policies. The impact of rate changes to our net interest income is determined by the amount of change and the time horizon over which change occurs over. For additional discussion see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Competition

We face significant competition from other financial institutions for loans and deposits. We believe the most significant competitive factor is customer service, in addition to interest rates offered on loans and paid on deposits, fee structures, branch locations, and the range of banking services and products offered. Failure to maintain our service culture could increase the susceptibility of our customer base to our competitors marketing campaigns and thwart our efforts to expand our existing customer base. For additional discussion see “Competition” in “Item 1. Business” of this report.

Failure to hire or retain management and staff could impede our ability to maintain or grow earnings.

Maintaining our current customer base is reliant upon the retention of key management and personnel across all our business lines. We rely on these talented professionals to manage lines of business which are critical in the generation of operating revenue. In addition, the failure to attract new employees critical to the execution of our expansion plan could result in diminished returns on our investment in these initiatives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Locations

Washington: The Company’s principal properties in Washington state include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, in Pierce County, where we occupy 62,000 square feet of office space and 750 square feet of branch space under various operating lease agreements, an operations facility in Lakewood, Washington, where we own 58,000 square feet of office space and an office facility in Tacoma, Washington, that includes a branch where we occupy 26,000 square feet under various operating lease agreements. All Washington state branches operate as Columbia Bank.

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

Quarterly Common Stock Prices and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low closing prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

2006	High	Low	Cash Dividend Declared
First quarter	$35.49	$27.99	$0.13
Second quarter	$37.39	$31.75	0.14
Third quarter	$36.67	$29.91	0.15
Fourth quarter	$36.20	$30.90	0.15

For the year	$36.67	$27.99	$0.57

2005	High	Low	Cash Dividend Declared
First quarter	$25.83	$22.66	$0.07
Second quarter	$25.30	$22.57	0.09
Third quarter	$28.84	$22.67	0.11
Fourth quarter	$29.98	$24.51	0.12

For the year	$29.98	$22.57	$0.39

On December 31, 2006, the last sale price for our stock in the over-the-counter market was $35.12. At January 31, 2007, the number of shareholders of record was 1,448. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

At December 31, 2006, a total of 335,397 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Equity Compensation Plan Information

	Year Ended December 31, 2006
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	335,397	$15.76	459,640
Equity compensation plans not approved by security holders	—	—	—

(1)	Consists of shares that are subject to outstanding options.
(2)	Includes shares available for future issuance under the stock option plans and 87,953 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2006.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2001, and that all dividends were reinvested.

	Period Ending
Index	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
Columbia Banking System, Inc.	100.00	101.46	175.73	215.34	249.77	312.71
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Columbia Peer Group	100.00	117.96	172.03	225.50	244.41	285.98

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
For the Year
Total revenue	$122,435	$115,698	$94,187	$86,651	$84,339
Net interest income	$97,763	$90,912	$71,943	$63,867	$64,289
Provision for loan and lease losses	$2,065	$1,520	$995	$2,850	$15,780
Noninterest income	$24,672	$24,786	$22,244	$22,784	$20,050
Noninterest expense	$76,134	$72,855	$61,326	$55,960	$53,653
Net income	$32,103	$29,631	$22,513	$19,522	$10,885

Per Share
Net Income (Basic)	$2.01	$1.89	$1.55	$1.39	$0.79
Net Income (Diluted)	$1.99	$1.87	$1.52	$1.37	$0.78
Book Value	$15.71	$14.29	$13.03	$10.66	$9.48

Averages
Total Assets	$2,473,404	$2,290,746	$1,919,134	$1,696,417	$1,601,061
Interest-earning assets	$2,265,393	$2,102,513	$1,769,470	$1,544,869	$1,454,714
Loans	$1,629,616	$1,494,567	$1,186,506	$1,128,941	$1,183,922
Securities	$623,631	$605,395	$552,742	$401,594	$246,995
Deposits	$1,976,448	$1,923,778	$1,690,513	$1,483,173	$1,360,968
Core deposits	$1,433,395	$1,423,862	$1,238,536	$1,017,126	$885,008
Shareholders’ equity	$237,843	$214,612	$169,414	$141,129	$124,096

Financial Ratios
Net interest margin	4.49%	4.44%	4.19%	4.23%	4.50%
Return on average assets	1.30%	1.29%	1.17%	1.15%	0.68%
Return on average equity	13.50%	13.81%	13.29%	13.83%	8.77%
Return on average tangible equity (2)	15.88%	16.63%	14.02%	13.83%	8.77%
Efficiency ratio (3)	58.95%	61.20%	63.20%	62.86%	64.46%
Average equity to average assets	9.62%	9.37%	8.83%	8.32%	7.75%

At Year End
Total assets	$2,553,131	$2,377,322	$2,176,730	$1,744,347	$1,699,613
Loans	$1,708,962	$1,564,704	$1,359,743	$1,078,302	$1,175,853
Allowance for loan and lease losses	$20,182	$20,829	$19,881	$20,261	$19,171
Securities	$605,133	$585,332	$642,759	$523,864	$337,412
Deposits	$2,023,351	$2,005,489	$1,862,866	$1,544,626	$1,487,153
Core deposits	$1,473,701	$1,478,090	$1,381,073	$1,098,237	$980,709
Shareholders’ equity	$252,347	$226,242	$203,154	$150,372	$132,384
Full-time equivalent employees	657	651	625	539	525
Banking offices	40	40	39	34	36

Nonperforming assets
Nonaccrual loans	$2,414	$4,733	$8,222	$13,255	$16,918
Restructured loans	1,066	124	227	—	187
Other personal property owned	—	—	—	691	916
Real estate owned	—	18	680	1,452	130

Total nonperforming assets	$3,480	$4,875	$9,129	$15,398	$18,151

Nonperforming loans to year end loans	0.20%	0.31%	0.62%	1.23%	1.45%
Nonperforming assets to year end assets	0.14%	0.21%	0.42%	0.88%	1.07%
Allowance for loan and lease losses to year end loans	1.18%	1.33%	1.46%	1.88%	1.63%
Allowance for loan and lease losses to nonperforming loans	579.94%	428.84%	235.31%	152.86%	112.08%
Allowance for loan and lease losses to nonperforming assets	579.94%	427.26%	217.78%	131.58%	105.62%
Net loan charge-offs	$2,712	$572	$2,742	$1,760	$11,343

Risk-Based Capital Ratios
Total capital	13.23%	12.97%	12.99%	14.49%	12.32%
Tier I capital	12.21%	11.82%	11.75%	13.24%	11.07%
Leverage ratio	9.86%	9.54%	8.99%	10.03%	9.18%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)	Annualized net income, excluding core deposit intangible amortization, divided by average daily shareholders’ equity, excluding average goodwill and average core deposit intangible asset.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains/losses on investment securities, net cost (gain) of OREO and mark-to-market adjustments of interest rate floor instruments.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains and losses on investment securities, net cost and gains of real estate acquired (“OREO”) and mark-to-market adjustments of interest rate floor instruments. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using the federal statutory tax rate of 35 percent for all years presented. Noninterest income and noninterest expense are adjusted for certain items. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (3)

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net interest income (1)	$97,763	$90,912	$71,943	$63,867	$64,289
Tax equivalent adjustment for non-taxable investment securities interest income (2)	3,882	2,508	2,161	1,540	1,238

Adjusted net interest income	$101,645	$93,420	$74,104	$65,407	$65,527

Noninterest income	$24,672	$24,786	$22,244	$22,784	$20,050
(Gain) loss on sale of securities, net	(36)	(6)	6	(222)	(610)
Tax equivalent adjustment for BOLI income (2)	908	849	710	829	697

Adjusted noninterest income	$25,544	$25,629	$22,960	$23,391	$20,137

Noninterest expense	$76,134	$72,855	$61,326	$55,960	$53,653
Net gain (cost) of OREO	11	8	13	(139)	1,565
Interest rate floor valuation adjustment	(1,164)	—	—	—	—

Adjusted noninterest expense	$74,981	$72,863	$61,339	$55,821	$55,218

Efficiency ratio	61.3%	63.0%	65.1%	64.6%	63.6%
Efficiency ratio (fully taxable-equivalent)	59.0%	61.2%	63.2%	62.9%	64.5%
Tax Rate	35.0%	35.0%	35.0%	35.0%	35.0%

(1)	Amount represents net interest income before provision for loan and lease losses.
(2)	Fully Taxable-equivalent basis: Non-taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.
(3)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Consolidated Five-Year Statements of Operations (1)

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Interest Income:
Loans	$123,998	$99,535	$68,908	$69,427	$80,003
Taxable securities	20,008	18,079	16,832	11,344	9,286
Tax-exempt securities	7,042	4,452	3,770	2,575	1,968
Dividends on Federal Home Loan Bank stock	10	56	219	409	566
Federal funds sold and deposits with banks	617	85	337	145	372

Total interest income	151,675	122,207	90,066	83,900	92,195
Interest Expense:
Deposits	40,838	25,983	16,537	18,304	24,740
Federal Home Loan Bank advances	10,944	3,515	370	652	1,945
Long-term obligations	1,992	1,583	1,162	1,077	1,221
Other borrowings	138	214	54

Total interest expense	53,912	31,295	18,123	20,033	27,906

Net Interest Income	97,763	90,912	71,943	63,867	64,289
Provision for loan and lease losses	2,065	1,520	995	2,850	15,780

Net interest income after provision for loan and lease losses	95,698	89,392	70,948	61,017	48,509
Noninterest income	24,672	24,786	22,244	22,784	20,050
Noninterest expense	76,134	72,855	61,326	55,960	53,653

Income before income tax	44,236	41,323	31,866	27,841	14,906
Provision for income tax	12,133	11,692	9,353	8,319	4,021

Net Income	$32,103	$29,631	$22,513	$19,522	$10,885

Net Income Per Common Share:
Basic	$2.01	$1.89	$1.55	$1.39	$0.79
Diluted	$1.99	$1.87	$1.52	$1.37	$0.78
Average number of common shares outstanding (basic)	15,946	15,708	14,558	14,039	13,823
Average number of common shares outstanding (diluted)	16,148	15,885	14,816	14,215	13,984
Total assets at year end	$2,553,131	$2,377,322	$2,176,730	$1,744,347	$1,699,613
Long-term obligations	$22,378	$22,312	$22,246	$22,180	$21,433
Cash dividends declared	$0.57	$0.39	$0.26	$0.15	$—

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)

The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2006 and 2005. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2006
Total interest income	$35,069	$37,410	$39,166	$40,030	$151,675
Total interest expense	10,763	13,108	14,761	15,280	53,912

Net interest income	24,306	24,302	24,405	24,750	97,763
Provision for loan and lease losses	215	250	650	950	2,065
Noninterest income	5,973	6,267	6,108	6,324	24,672
Noninterest expense	18,340	21,136	18,098	18,560	76,134

Income before income tax	11,724	9,183	11,765	11,564	44,236
Provision for income tax	3,536	1,944	3,430	3,223	12,133

Net income	$8,188	$7,239	$8,335	$8,341	$32,103

Net income per common share:
Basic	$0.52	$0.45	$0.52	$0.52	$2.01
Diluted	$0.51	$0.45	$0.52	$0.52	$1.99
2005
Total interest income	$27,570	$29,929	$31,755	$32,953	$122,207
Total interest expense	6,269	7,583	8,424	9,019	31,295

Net interest income	21,301	22,346	23,331	23,934	90,912
Provision for loan and lease losses	890	370	245	15	1,520
Noninterest income	5,674	6,128	6,516	6,468	24,786
Noninterest expense	17,277	18,514	18,793	18,271	72,855

Income before income tax	8,808	9,590	10,809	12,116	41,323
Provision for income tax	2,510	2,792	2,857	3,533	11,692

Net income	$6,298	$6,798	$7,952	$8,583	$29,631

Net income per common share:
Basic	$0.40	$0.44	$0.50	$0.55	$1.89
Diluted	$0.40	$0.43	$0.50	$0.54	$1.87

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which we are engaged; and (7) our ability to realize the efficiencies we expect to receive from our investments in personnel and infrastructure.

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

Executive Summary

At December 31, 2006, total loans were $1.71 billion compared with $1.56 billion in the prior year, an increase of $144.3 million or 9%. We experienced the most significant growth in commercial business and real estate construction loans which increased $52.0 million and $77.1 million, respectively. Over the past five years our banking team has generated a compound annual growth rate for year end loans of 8%. The growth in our loan portfolio has been achieved while improving upon overall credit quality as our nonperforming loans represented 0.20% of total loans at December 31, 2006, our lowest levels to date. At year end our allowance for loan and lease losses was $20.2 million compared to $20.8 million a year ago. The allowance for loan and lease losses represented 1.18% of our total loan portfolio and 579.94% of total nonperforming loans at year end compared to 1.33% and 428.84%, respectively, one year ago. Net charge-offs increased $2.1 million from the prior year to $2.71 million during 2006. The net charge-offs coupled with the growth in our loan portfolio caused us to increased our provision for loan and lease losses to $2.07 million during 2006 from $1.52 million during 2005.

Deposits were essentially unchanged at $2.02 billion on December 31, 2006 compared to $2.01 billion one year earlier. Core deposits declined $4.4 million or 3%, to $1.47 billion at year end. Over the past five years core deposits have proven to be a stable source of funds with a compound annual growth rate of 12%. Money market demand accounts, noninterest bearing demand, and savings decreased $47.6 million, $23.5 million, and $7.8 million respectively in the current year. These core deposit decreases were offset by an increase of $74.5 million in interest bearing demand accounts. Short-term borrowings increased $129.0 million from the prior year to $226.0 million at December 31, 2006. The increase in borrowings was used to fund growth in the loan portfolio.

The composition and growth of our balance sheet and the effect of rising short-term interest rates generated record earnings for the year. Total revenues (net interest income plus noninterest income) increased 6% to $122.4 million during 2006 as compared to $115.7 million during 2005. Net interest income increased $6.9 million to $97.8 million from $90.9 million in 2005. Noninterest income declined approximately $114,000 to $24.7 million from $24.8 million in 2005. The decrease in noninterest income was primarily due to declining mortgage banking fees, which were down $833,000 from the prior year. The decreased mortgage banking fees are attributed to declining volume due to a combination of market conditions and the effects of transitioning to a new residential mortgage lending platform during the second quarter.

Our net interest margin expanded 5 basis points to 4.49% during 2006 from 4.44% in the prior year. The yield on our average interest-earning assets has benefited from rising short-term interest rates as approximately 40% of our average loan portfolio contains variable or floating rates tied to prime or other indices allowing our loans to reprice faster than our liabilities. The yield on our average loan portfolio increased 95 basis points to 7.61% during 2006 as compared to 6.66% during the prior year. Much of the increase in loan yields was tempered by increased funding costs. The cost of average interest bearing deposits increased 92 basis points to 2.65% from 1.73% in the prior year while our average borrowing costs increased to 5.60% up from 4.00% in the prior year.

Our improved performance during 2006 resulted in higher earnings per diluted share but produced a lower return on average equity. The decline in our equity performance metrics is the result of marginally higher earnings coupled with a 10.8% increase in average shareholders’ equity. Earnings per diluted share increased $0.12 to $1.99 during 2006 as compared to $1.87 during 2005. Over the last five years our compounded growth rate of earnings per diluted share was 18%. Our return on average tangible equity, which removes from equity the impact of goodwill arising from acquisitions, was 15.88% for the year as compared to 16.63% in 2005. Return on average equity declined to 13.50% in 2006 from 13.81% in 2005.

During 2006 our noninterest expense increased 5% or $3.3 million to $76.1 million. This increase is primarily attributable to a valuation adjustment of $1.2 million on our prime rate floor instruments, increased occupancy costs of $653,000, increased employee compensation and benefits expense of $1.5 million, and a $604,000 increase in advertising and promotion expense. Approximately $300,000 of the increase in advertising expense relates to the production of new television commercials. These expense increases were partially offset by lower legal and professional services fees which decreased $1.4 million along with a decline in data processing expense of $590,000.

Share-Based Payments: On January 1, 2006, we began recognizing compensation expense in our financial statements for share-based awards based upon the grant-date fair value of those awards in accordance with SFAS 123(R). Previous financial periods were not required to be revised to reflect this change. Pretax share-based compensation recognized under SFAS 123(R) for the twelve months ended December 31, 2006 was $791,000. This charge reduced both basic and diluted earnings per share by $0.05 for the twelve months ended December 31, 2006. Stock-based compensation recorded during this period related to awards of both share options and shares. We anticipate an additional $2.0 million in pre-tax share-based compensation through 2011 for awards outstanding as of December 31, 2006. Additional impact resulting from adoption of this statement on our financial position and results of operations will be determined by share-based awards granted in future periods and the assumptions on which the value of those share-based awards is based.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, and mark-to-market adjustments of interest rate floor instruments] was 58.95% for 2006 and 61.20% for 2005. The year over year improvement (decrease) in our efficiency ratio is due to revenues growing faster than expenses.

For the coming year we will continue to focus on actively managing our balance sheet in a manner that minimizes our exposure to potential contraction of our net interest margin in the event of changes in short-term interest rates. We will continue in our efforts to increase market share in all the communities we serve through leveraging our strong base of branches in both Washington and Oregon. As strategic opportunities are identified, we will consider new markets and branch locations that fit both our economic model and our corporate culture.

Results of Operations

Net income for the year increased to $32.1 million compared to $29.6 million in 2005 and $22.5 million in 2004. On a diluted per share basis, net income for the year was $1.99 per share, compared with $1.87 per share in 2005, and $1.52 per share in 2004. The increase in net income during 2006 was primarily a result of greater growth in net interest income, driven primarily by growth in the loan portfolio, compared to operating expenses.

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

Net Interest Income

Net interest income is the single largest component of our total revenue. Over the past three years we have become more reliant on net interest income. In 2006 net interest income represented 80% of our total revenues compared to 79% and 76% for 2005 and 2004 respectively. We continue to grow our net interest income increasing it 8%, to $97.8 million in 2006 as compared to $90.9 million in 2005 and $71.9 million in 2004. In the current year interest on loans was a key factor in the growth of our net interest income increasing 25% to $124.0 million. This compares favorably to 2005 and 2004 loan interest earnings of $99.5 million and $68.9 million respectively. Conversely, interest expense increased $22.6 million to $53.9 million during 2006 as compared to $31.3 million in 2005 and $18.1 million in 2004. The upward trend in interest expense over the past two years is primarily due to an increased use of borrowings coupled with rising short-term interest rates. The increase in interest expense during 2005 as compared to 2004 was primarily due to growth in deposits and increased use of FHLB borrowings coupled with increasing short-term interest rates as well as 2005 including a full year of Astoria’s results.

In 2006, we began using derivative instruments to add stability to interest income and to assist in managing our exposure to changes in interest rates. We use interest rate floors as part of our cash flow hedging strategy. Interest rate floors designated as cash flow hedges protect us against movements in interest rates below the instrument’s strike rate over the life of the agreement without exchange of the underlying principal amount. During 2006, the floors were used to hedge the variable cash flows associated with existing variable-rate assets. For additional information on our derivatives and hedging activities, see Note 18 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

	2006			2005			2004
	Average Balances (1)	Interest	Average Rate	Average Balances (1)	Interest	Average Rate	Average Balances (1)	Interest	Average Rate
	(in thousands)
Interest-Earning Assets
Loans:
Commercial business	$579,991	$47,111	8.12%	$550,095	$38,393	6.98%	$400,494	$22,243	5.55%
Lease Financing	12,127	1,847	15.23%	1,242	141	11.35%	—	—	—
Real estate (2):
One-to-four family residential	110,343	8,736	7.92%	87,263	5,698	6.53%	79,606	4,481	5.63%
Commercial and five or more family residential properties	778,783	54,344	6.98%	718,601	45,791	6.37%	587,993	35,296	6.00%
Consumer	148,372	11,960	8.06%	137,366	9,512	6.92%	118,413	6,888	5.82%

Total loans	1,629,616	123,998	7.61%	1,494,567	99,535	6.66%	1,186,506	68,908	5.81%
Securities (3)	623,631	30,942	4.96%	605,395	25,095	4.15%	552,742	22,982	4.16%
Interest-earning deposits with banks	12,146	617	5.08%	2,551	85	3.33%	30,222	337	1.12%

Total interest-earning assets	2,265,393	155,557	6.87%	2,102,513	124,715	5.93%	1,769,470	92,227	5.21%
Other earning assets	37,725			36,114			32,737
Non-earning assets	170,286			152,118			116,927

Total assets	$2,473,404			$2,290,745			$1,919,134

Interest-Bearing Liabilities
Certificates of deposit	$543,053	$20,985	3.86%	$499,916	$14,600	2.92%	$451,977	$10,506	2.32%
Savings accounts	115,802	436	0.38%	113,160	409	0.36%	92,743	320	0.35%
Interest-bearing demand and money market accounts	879,774	19,417	2.21%	889,457	10,974	1.23%	796,124	5,711	0.72%

Total interest-bearing deposits	1,538,629	40,838	2.65%	1,502,533	25,983	1.73%	1,340,844	16,537	1.23%
Federal Home Loan Bank advances	208,593	10,944	5.25%	107,651	3,515	3.27%	20,675	370	1.79%
Long-term obligations	22,343	1,992	8.92%	22,277	1,583	7.11%	22,211	1,162	5.23%
Other borrowings	2,413	138	5.72%	2,847	214	7.52%	2,835	54	1.90%

Total interest-bearing liabilities	1,771,978	53,912	3.04%	1,635,308	31,295	1.91%	1,386,565	18,123	1.31%
Demand and other noninterest-bearing deposits	437,819			421,245			349,669
Other noninterest-bearing liabilities	25,764			19,580			13,486
Shareholders’ equity	237,843			214,612			169,414

Total liabilities and shareholders’ equity	$2,473,404			$2,290,745			$1,919,134

Net interest income (3)		$101,645			$93,420			$74,104

Net interest spread			3.83%			4.02%			3.90%

Net interest margin			4.49%			4.44%			4.19%

Average interest-earning assets to average interest-bearing liabilities			127.85%			128.57%			127.62%

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million in 2006, $1.9 million in 2005, $1.2 million in 2004.
(2)	Real estate average balances include real estate construction loans.
(3)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%

A performance metric that we consistently use to evaluate our success in managing our interest-earning assets and interest-bearing liabilities is the level of our net interest margin. Our net interest margin (net interest income on a fully-taxable equivalent basis divided by average interest-earning assets) remained relatively stable during 2006 and 2005 increasing only 5 basis points [A basis point is 1/100th of 1%, alternatively 100 basis points equals 1.00]. The improvement in our net interest margin during 2006 was primarily due to growth in average loans and securities coupled with stable core deposits. The majority of the increase in average loans during 2006 resulted from the continued efforts of our expanded banking team in certain market areas. The increase in average loans for 2005 includes $117.0 million of loans added through the acquisition of Astoria.

As the Federal Funds Target Rate stabilized our yield on average loans flattened during the second half of 2006. With a stable Federal Funds Target Rate the lag effect, where deposits reprice slower than interest earning assets in a rising rate environment, has diminished. Our cost of average interest bearing deposits steadily increased during 2006 resulting in a net interest margin of 4.43% during the fourth quarter of 2006. Our ability to maintain this level of margin throughout 2007 is dependent upon various economic factors and our ability to continue to attract low cost deposits. An unchanged or increasing net interest margin does not imply that our net income will continue to grow. For additional discussion on how we manage the interest rate risk associated with our interest-earning assets and interest-bearing liabilities see the “Interest Rate Sensitivity” section in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this report.

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

	2006 Compared to 2005 Increase (Decrease) Due to			2005 Compared to 2004 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (1)	$10,276	$14,187	$24,463	$19,535	$11,091	$30,626
Securities (TE)	905	4,942	5,847	2,182	(69)	2,113
Interest-earning deposits with banks	488	44	532	207	(458)	(251)

Total interest income (TE)	$11,669	$19,173	$30,842	$21,924	$10,564	$32,488

Interest Expense
Deposits:
Certificates of deposit	$1,667	$4,718	$6,385	$1,198	$2,896	$4,094
Savings accounts	10	17	27	73	16	89
Interest-bearing demand	(214)	8,657	8,443	737	4,525	5,262

Total interest on deposits	1,463	13,392	14,855	2,008	7,437	9,445
FHLB advances	5,296	2,133	7,429	2,630	515	3,145
Long-term subordinated debt & trust preferred obligations	6	403	409	3	418	421
Other borrowings	(25)	(51)	(76)	—	161	161

Total interest expense	$6,740	$15,877	$22,617	$4,641	$8,531	$13,172

TE = Taxable	Equivalent
(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million in 2006, $1.9 million in 2005, $1.2 million in 2004.

As evidenced by the table presented above, the $30.8 million increase in total interest revenue during 2006, as compared to 2005, was primarily due to increased loan rates and volume coupled with increasing rates on securities. The $22.6 million increase in total interest expense in 2006, as compared to 2005, was a result of increased rates paid on certificate of deposits and interest bearing demand accounts and increased use of short term borrowings such as FHLB advances. The $32.5 million increase in total interest revenue during 2005, as compared to 2004, was primarily due to increased loan volume coupled with increasing rates on loans. The $13.2 million increase in interest expense during 2005, as compared to 2004, is due to increased rates paid on certificates of deposits and interest bearing demand accounts and increased use of FHLB advances.

Provision for Loan and Lease Losses

Our contribution to the provision for loan and lease losses (“the provision”) was $2.1 million for 2006, compared with $1.5 million for 2005, and $995,000 for 2004. For the years ended December 31, 2006, 2005, and 2004, net loan charge-offs amounted to $2.7 million, $572,000, and $2.7 million, respectively. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2006, 2005 and 2004 were 17 basis points, 4 basis points, and 23 basis points, respectively. The charge-offs during 2006, 2005 and 2004 were comprised of several loans. The increased provision in 2006 as compared to 2005 was primarily due to growth in our loan portfolio and the increase in net charge-offs. Net charge-offs in the fourth quarter of 2006 were $1.7 million, compared to net recoveries of $24,000 for the same period in 2005. The increase in net charge offs was primarily centered in one “legacy credit” originated in December of 1999, which was classified as non-performing in November of 2003. Based upon recently obtained information, management deemed it prudent to recognize a partial loss on the remaining portion of this loan as some of the assets assigned to the bank as additional collateral became impaired and reduced the book value of the loan to $1.1 million from $2.6 million during the quarter ended December 31, 2006. The provision is based on management’s estimates resulting from ongoing modeling and qualitative analysis of the characteristics and composition of the loan portfolio. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion.

Noninterest Income

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2006	$ change	% change	2005	$ change	% change	2004
	(in thousands)
Fees and other revenue:
Service charges, loan fees and other fees	$11,651	$341	3%	$11,310	$763	7%	$10,547
Mortgage banking	288	(833)	(74)%	1,121	(302)	(20)%	1,525
Merchant services fees	8,314	(166)	(2)%	8,480	1,221	17%	7,259
Gain (loss) on sale of securities, net	36	30	500%	6	12	(200)%	(6)
Bank owned life insurance (BOLI)	1,687	110	7%	1,577	259	20%	1,318
Other income	2,696	404	18%	2,292	589	37%	1,601

Total noninterest income	$24,672	$(114)	0%	$24,786	$2,542	11%	$22,244

The decrease in noninterest income during 2006 was primarily due to decreased mortgage banking revenue as well a decline in merchant service revenue. Mortgage banking revenue declined as a result of lower residential loan volumes during 2006. The gross volume for merchant services increased during 2006; however, the increased income attributable to volume was offset by higher net fees paid to the card associations and several correspondent banking relationships that were acquired and, hence, no longer using the service. Service charges, loan fees, and other fees were relatively flat during 2006, increasing just 3% over the prior year. The nominal year over year increase in fees is attributed to relatively flat deposit growth coupled with slower loan growth in the current year.

The $2.5 million increase in noninterest income during 2005 was primarily a result of increased service charges and other fees and merchant service revenue. The increase in service charges and other fees was attributed to loan and core deposit growth. Merchant services revenue increased because of the addition of new merchants as well as increased volume from existing clients. In accordance with our investment strategy, we monitor market conditions with a view to realizing gains on our available for sale securities portfolio as market conditions allow. Investment securities sales in 2006 recorded net gains of $36,000, compared to net gains of $6,000 in 2005 and net losses of $6,000 in 2004. There were no impairment charges realized in any of the years presented.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2006	$ change	% change	2005	$ change	% change	2004
	(in thousands)
Gain on disposal of assets	$325	$26	9%	$299	$212	244%	$87
Cash management 12-b1 fees	328	41	14%	287	40	16%	247
Stand-by letter of credit fees	249	25	11%	224	43	24%	181
Late charges	232	21	10%	211	13	7%	198
Currency exchange income	266	43	19%	223	43	24%	180
Commercial line of credit fees	55	(35)	(39)%	90	2	2%	88
New Markets Tax Credit dividend	92	32	53%	60	60	100%	—
Miscellaneous	1,149	251	28%	898	278	45%	620

Total other noninterest income	$2,696	$404	18%	$2,292	$691	43%	$1,601

Much of the gain on the sale of assets during 2006 and 2005 consists of the amortized gain on the sale and lease-back of two buildings which occurred in September 2004. The resulting $1.3 million gain on the sale was deferred and recognized over the life of the leases, the unamortized gain balance at December 31, 2006 and 2005 was $784,000 and $1.03 million, respectively, and is included in other liabilities on our consolidated balance sheets. During 2006 and 2005 the Company recognized amortized gains associated with the sale and lease-back transaction of $246,000.

Noninterest Expense

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2006	$ change	% change	2005	$ change	% change	2004
	(in thousands)
Compensation	$28,186	$479	2%	$27,707	$3,759	16%	$23,948
Employee benefits	10,583	1,005	10%	9,578	1,298	16%	8,280
Occupancy	10,760	653	6%	10,107	1,670	20%	8,437
Merchant processing	3,361	103	3%	3,258	274	9%	2,984
Advertising and promotion	2,582	604	31%	1,978	(24)	(1)%	2,002
Data processing	2,314	(590)	(20)%	2,904	585	25%	2,319
Legal and professional services	2,099	(1,404)	(40)%	3,503	191	6%	3,312
Taxes, licenses and fees	2,499	481	24%	2,018	383	23%	1,635
Supplies and postage	2,437	147	6%	2,290	228	11%	2,062
Net gain of other real estate owned	(11)	(3)	38%	(8)	5	(38)%	(13)
Other	11,324	1,804	19%	9,520	3,160	50%	6,360

Total noninterest expense	$76,134	$3,279	5%	$72,855	$11,529	19%	$61,326

The current year increase in noninterest expense is primarily attributed to increased employee compensation and benefit costs, higher occupancy expense, additional advertising expense, and the market valuation adjustment through earnings of our interest rate floor instruments. The increase in compensation and employee benefits for both periods was impacted by increased group medical costs, general wage increases, and expenses related to share based payments. The increase in occupancy expense during 2006 is a result of the first full year of expense for two new branches, the University Place and downtown Puyallup branches, opened in the second and third quarter of 2005, respectively. In addition, we incurred additional occupancy expense associated with the expansion of our King county lending team, increased rent, repairs, and higher depreciation expense. These above expense increases were partially offset by lower legal and professional service fees which decreased $1.4 million due in part to the recovery of $328,000 of previously incurred professional expenses, reduced need for legal services, and lower costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”) during the current year.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2006	$ change	% change	2005	$ change	% change	2004
	(in thousands)
Losses on investments in affordable housing partnerships (1)	$770	$55	8%	$715	$715	100%	$—
Core deposit intangible amortization (“CDI”)	452	(85)	(16)%	537	398	286%	139
Software support & maintenance	720	53	8%	667	378	131%	289
Federal Reserve Bank processing fees	840	181	27%	659	268	69%	391
Telephone & network communications	1,120	48	4%	1,072	181	20%	891
Recovery of operational and loan commitment losses	—	50	(100)%	(50)	146	(74)%	(196)
Sponsorships & charitable contributions	661	(38)	(5)%	699	136	24%	563
Travel	338	31	10%	307	91	42%	216
Investor relations	169	(19)	(10)%	188	72	62%	116
Insurance	473	3	1%	470	65	16%	405
Regulatory premiums	269	(49)	(15)%	318	29	10%	289
Director expenses	442	16	4%	426	3	7%	423
Employee expenses	580	58	11%	522	(67)	(11)%	589
ATM Network	593	88	17%	505	(136)	(21)%	641
Miscellaneous	3,897	1,412	57%	2,485	881	55%	1,604

Total other noninterest expense	$11,324	$1,804	19%	$9,520	$3,160	50%	$6,360

(1)	Losses on investment in affordable housing partnerships, future losses are not projected to continue at this level. Losses are offset by tax credits which reduce our income tax liability.

Our ability to control noninterest expense in relation to the level of net total revenue (net interest income plus noninterest income) is measured by the efficiency ratio and indicates the percentage of net total revenue that is used to cover expenses. We calculate our efficiency ratio on a tax equivalent basis and exclude certain income and expense items, such as gains/losses on investment securities, mark-to-market adjustments of interest rate floor instruments, and net cost (gain) of OREO. See our Reconciliation of Selected Financial Data to GAAP Financial Measures in “Item 6. Selected Financial Data” of this report for our calculation. For the years ended 2006, 2005 and 2004, our efficiency ratio was 58.95%, 61.20% and 63.20%, respectively. Our efficiency ratio improved (lowered) during 2006 due to growth in total revenue exceeding growth in other expenses. The higher efficiency ratio during 2004 was primarily due to Sarbanes implementation expenditures. Continued improvement of the efficiency ratio will depend on loan growth, increases in net interest income, growth of noninterest income and continued expense control.

Income Tax

For the years ended December 31, 2006, 2005, and 2004, we recorded income tax provisions of $12.1 million, $11.7 million, and $9.4 million, respectively. The effective tax rate was 27% in 2006, 28% in 2005 and 29% in 2004. Our income tax provision has increased over the last three years due to increased pre-tax income. Our effective tax rate is less than our statutory rate of 35% and has exhibited a declining trend over the past three years. This decline is primarily due to a significant increase in the amount of tax-exempt municipal securities held in the investment portfolio, tax exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships. For additional information, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition

Our total assets grew 7% to $2.55 billion at December 31, 2006 from $2.38 billion at December 31, 2005. Our increase in total assets was primarily due to growth in our loan portfolio which increased 9% or $144.3 million to $1.71 billion. Our investment portfolio increased 3% or $19.8 million due to the purchase of tax-exempt municipals, collateralized mortgage obligations, and mortgage pass through securities that were a good fit with our asset mix. Deposits balances were essentially flat, increasing 1% or $17.9 million to $2.02 billion. Noninterest bearing deposits decreased $23.5 million to $432.3 million while interest bearing deposits increased $41.4 million to $1.59 billion. Short-term borrowings increased 133% or $129.0 million to $226.0 million. The increased borrowing was used to fund loan growth and securities purchases during 2006. Total equity increased 12% or $26.1 million to $252.3 million due to $32.1 million in net income for 2006.

Investment Portfolio

We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk, and to provide collateral for certain public deposits and short-term borrowings. Our investment purchases during 2006 were a component of a strategy for mitigating the impact of a potential decline in short-term rates on our net interest margin. Consistent with our investment strategy, during the upcoming year we may purchase or sell securities in response to changes in interest rates or prepayment characteristics.

The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts that we believe the securities could be sold for as of the dates indicated. As of December 31, 2006 we had 144 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we have the ability and intent to hold these investments to maturity or until fair value recovers above cost. We review these investments for other-than-temporary impairment on an ongoing basis. While our review did not result in an other-than-temporary impairment adjustment as of December 31, 2006, we will continue to review these investments for possible adjustment in the future.

Purchases during 2006 totaled $177.8 million while maturities and repayments totaled $110.8 million compared to purchases of $33.0 million and maturities and repayments of $58.7 million during 2005. We sold $43.1 million of securities for net realized gains of $36,000 during 2006, as compared to $19.6 million of securities sold for net realized gains of $6,000 during 2005. At December 31, 2006 U.S. Government agency mortgage-backed securities (“MBS”) and U.S. Government agency collateralized mortgage obligations (“CMO”) comprised 56% of our investment portfolio, state and municipal securities were 31%, and U.S. government agency securities were 13%. All of our MBS and CMO holdings are agency backed. There was no impairment charge recognized during 2006, 2005 or 2004. Approximately 99% of our investment portfolio consists of available for sale securities carried at their fair values. The average duration of our investment portfolio was 4 years and 7 months at December 31, 2006. For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

Securities Available for Sale

	December 31, 2006
	Amortized Cost	Fair Value	Yield
	(in thousands)
U.S. Government agency
Due through 1 year	$15,581	$15,481	3.00%
Over 1 through 5 years	61,341	59,971	3.93%

Total	$76,922	$75,452	3.74%

U.S. Government agency mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$832	$816	3.58%
Over 5 through 10 years	112,348	109,171	4.50%
Over 10 years	219,555	215,109	5.15%

Total	$332,735	$325,096	4.93%

State and municipal securities (2)
Due through 1 year	$1,988	$1,969	2.82%
Over 1 through 5 years	3,534	3,455	3.40%
Over 5 through 10 years	21,297	21,309	5.29%
Over 10 years	159,827	163,225	6.18%

Total	$186,646	$189,958	6.00%

Other securities
Due through 1 year	$1,400	$1,400	4.95%
After 10 years	1,000	952	5.13%

Total	$2,400	$2,352	4.87%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Securities Held to Maturity

	December 31, 2006
	Amortized Cost	Fair Value	Yield (1)
	(in thousands)
State and municipal securities
Due through 1 year	$250	$250	6.60%
Over 1 through 5 years	1,274	1,274	6.06%
Over 10 years	298	347	9.65%

Total	$1,822	$1,871	6.72%

(1)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Loan Portfolio

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total	2002	% of Total
	(in thousands)
Commercial business	$608,636	35.6%	$556,589	35.6%	$488,157	35.9%	$381,658	35.4%	$460,169	39.1%

Lease financing	9,263	0.5	14,385	0.9	—	—	—	—	—	—

Real estate:
One-to-four family residential	51,277	3.0	74,930	4.8	49,580	3.7	47,430	4.4	50,119	4.3
Commercial and five or more family residential properties	687,635	40.3	651,393	41.6	595,775	43.8	472,836	43.8	447,662	38.1

Total real estate	738,912	43.3	726,323	46.4	645,355	47.5	520,266	48.2	497,781	42.4
Real estate construction:
One-to-four family residential	92,124	5.4	41,033	2.6	26,832	2.0	15,577	1.4	17,968	1.5
Commercial and five or more family residential properties	115,185	6.8	89,134	5.7	70,108	5.1	58,998	5.5	93,490	7.9

Total real estate construction	207,309	12.2	130,167	8.3	96,940	7.1	74,575	6.9	111,458	9.4

Consumer	147,782	8.6	140,110	9.0	132,130	9.7	104,240	9.7	109,070	9.3

Subtotal	1,711,902	100.2	1,567,574	100.2	1,362,582	100.2	1,080,739	100.2	1,178,478	100.2
Less deferred loan fees and other	(2,940)	(0.2)	(2,870)	(0.2)	(2,839)	(0.2)	(2,437)	(0.2)	(2,625)	(0.2)

Total loans	$1,708,962	100.0%	$1,564,704	100.0%	$1,359,743	100.0%	$1,078,302	100.0%	$1,175,853	100.0%

Loans held for sale	$933		$1,850		$6,019		$10,640		$22,102

At December 31, 2006, total loans were $1.71 billion compared with $1.56 billion in the prior year, an increase of $144.3 million or 9%. We experienced significant growth in commercial business, commercial real estate, and real estate construction loans. Total loans at December 31, 2006 represented 67% of total assets up from 66% at December 31, 2005. The compound annual growth rate of our loan portfolio over the last five years is 8%.

Commercial Business Loans: Commercial loans increased $52.0 million, or 9%, to $608.6 million from year-end 2005, representing 36% of total loans at year end. We are committed to providing competitive commercial banking in our primary market areas. We believe increases in commercial lending during 2006 were due to the continued confidence of business owners in the sustainibility of our local economy. We expect our commercial lending focus to center around building new customer relationships while continuing to build on already established banking relationships with businesses, and business owners.

Lease Financing: Equipment leasing is the result of a portfolio acquisition made in late 2005. The bulk of the portfolio, approximately 96%, consists of titled transportation type equipment while the remainder of the portfolio is comprised of miscellaneous non-titled equipment. At the present time we are not contemplating any activities that would make lease financing a significant portion of our lending activities.

Real Estate Loans: Residential one to four family loans are used by us to collateralize advances from the FHLB. Our underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. During 2006 we migrated to an outsourced residential lending underwriting platform. Residential loans are originated on a pre-sold basis provided they meet the underwriting criteria established by our third party provider. If circumstances warrant, we may originate and retain loans that fall outside the scope of our third party provider’s underwriting guidelines. The decline in residential real estate loans held in our portfolio is a reflection of lower new originations combined with our new outsourced origination platform.

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

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. The increase in real estate construction loans resulted from the origination of several large development loans to well established builders. We endeavor to limit our construction lending risk through adherence to strict underwriting procedures.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2006:

	Maturing
(in thousands)	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
Commercial business	$411,837	$151,440	$45,359	$608,636
Real estate construction	154,166	29,429	23,714	207,309

Total	$566,003	$180,869	$69,073	$815,945

Fixed rate loans due after 1 year		$140,148	$64,801	$204,949
Variable rate loans due after 1 year		40,721	4,272	44,993

Total		$180,869	$69,073	$249,942

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

Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) real estate owned; and (iv) personal property owned. Nonperforming assets totaled $3.5 million, or 0.14% of year-end assets at December 31, 2006, compared to $4.9 million or 0.21% of year end assets at December 31, 2005.

The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), real estate owned, personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Nonaccrual:
Commercial business	$1,562	$4,316	$6,587	$9,987	$13,767
Leases	215	—	—	—	—
Real Estate
One-to-four family residential	366	376	375	365	139
Commercial and five or more family residential real estate	217	—	440	1,245	1,842
Real Estate Construction
One-to-four family residential	—	—	—	663	920
Consumer	54	41	820	995	250

Total nonaccrual loans	2,414	4,733	8,222	13,255	16,918
Restructured:
Commercial business	1,066	124	227	—	—
One-to-four family residential construction	—	—	—	—	187

Total restructured loans	1,066	124	227	—	187

Total nonperforming loans	3,480	4,857	8,449	13,255	17,105
Real estate owned	—	18	680	1,452	130
Other personal property owned	—	—	—	691	916

Total nonperforming assets	$3,480	$4,875	$9,129	$15,398	$18,151

Accruing loans past-due 90 days or more	$—	$—	$4	$4	$7
Foregone interest on nonperforming loans	$497	$106	$920	$1,338	$1,664
Interest recognized on nonperforming loans	$202	$45	$101	$386	$568
Potential problem loans	$2,288	$2,269	$2,321	$1,342	$2,818
Allowance for loan losses	$20,182	$20,829	$19,881	$20,261	$19,171
Allowance for loan losses to nonperforming loans	579.94%	428.84%	235.31%	152.86%	112.08%
Allowance for loan losses to nonperforming assets	579.94%	427.26%	217.78%	131.58%	105.62%
Nonperforming loans to year end loans	0.20%	0.31%	0.62%	1.23%	1.45%
Nonperforming assets to year end assets	0.14%	0.21%	0.42%	0.88%	1.07%

Nonperforming Loans The Consolidated Financial Statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status, which occurs when there are serious doubts about the collectibility of principal or interest. Our policy is generally to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

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

Other Real Estate Owned: As of December 31, 2006 there were no other real estate owned assets, which is comprised of property from foreclosed real estate loans. This reflects a current year decrease of $18,000 compared to a decrease of $662,000 to $18,000 at December 31, 2005.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. There were no OPPO assets at December 31, 2006 and 2005

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not nonaccrual, restructured or impaired loans, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $2.3 million at year end 2006 and 2005.

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

The ALLL is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries. While we believe the best information available is used by us to determine the ALLL, unforeseen market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.

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

Analysis of the ALLL

The following table provides an analysis of our loss experience by loan type for the last five years:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Total loans, net at year end (1)	$1,708,962	$1,564,704	$1,359,743	$1,078,302	$1,175,853

Daily average loans	$1,629,616	$1,494,567	$1,186,506	$1,128,941	$1,183,922

Balance of ALLL at beginning of period	$20,829	$19,881	$20,261	$19,171	$14,734
Balance acquired through acquisition	—	—	1,367	—	—
Charge-offs
Commercial business	(2,077)	(386)	(2,490)	(2,210)	(6,870)
Real Estate:
One-to-four family residential	—	—	—	(1)	(6)
Commercial and 5 or more family residential properties	(9)	—	—	—	(3,500)
Real Estate Construction:
One-to-four family residential construction	—	—	—	(26)	(855)
Commercial and five or more family residential properties	—	(665)	(260)	—	—
Consumer	(1,109)	(221)	(292)	(315)	(857)

Total charge-offs	(3,195)	(1,272)	(3,042)	(2,552)	(12,088)

Recoveries
Commercial business	233	218	124	728	158
Real Estate:
One-to-four family residential	20	—	1	—	23
Commercial and 5 or more family residential properties	83	—	—	—	3
Real Estate Construction:
One-to-four family residential construction	7	—	25	5	538
Commercial and five or more family residential properties	—	326	—	—	—
Consumer	140	156	150	59	23

Total recoveries	483	700	300	792	745

Net charge-offs	(2,712)	(572)	(2,742)	(1,760)	(11,343)
Provision charged to expense	2,065	1,520	995	2,850	15,780

Balance of ALLL at year end	$20,182	$20,829	$19,881	$20,261	$19,171

Net charge-offs to average loans outstanding	0.17%	0.04%	0.23%	0.16%	0.96%
Allowance for loan losses to year end loans (1)	1.18%	1.33%	1.46%	1.88%	1.63%

(1)	Excludes loans held for sale

The increase in the provision during 2006 was due primarily to loan growth coupled with higher net charge-offs during the year. The 2005 provision was a function of loan growth.

We have used the same methodology for ALLL calculations during 2006, 2005 and 2004. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. There were no significant changes during 2006 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. We maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. Our credit quality measures improved during 2006 and are among the strongest in our history. We carefully monitor the loan portfolio and continue to emphasize the importance of credit quality while continuously strengthening our loan monitoring systems and controls.

Allocation of the ALLL

The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2006		2005		2004		2003		2002
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(in thousands)
Commercial business	$9,135	35.6%	$11,744	35.6%	$10,222	35.9%	$12,940	35.4%	$13,292	39.1%
Lease financing	493	0.5	316	0.9	—	—	—	—	—	—
Real estate and construction:
One-to-four family residential	1,134	8.4	809	7.4	678	5.7	895	5.8	508	5.8
Commercial and five or more family residential properties	8,841	46.9	6,663	47.1	7,995	48.8	5,140	49.1	4,623	45.8
Consumer	281	8.6	677	9.0	985	9.7	1,376	9.7	941	9.3
Unallocated	298	—	620	—	1	—	(90)	—	(193)	—

Total	$20,182	100.0%	$20,829	100.0%	$19,881	100.0%	$20,261	100.0%	$19,171	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

As discussed previously, management maintains a conservative approach in determining the adequacy of the ALLL. The unallocated amount at December 31, 2006 reflects recent loan growth in less seasoned relationships which will require aging to determine the probability of default and the level of loss given default.

Deposits

The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2006		2005		2004
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
Interest bearing demand (1)	$879,774	2.21%	$889,457	1.23%	$796,124	0.72%
Savings	115,802	0.38%	113,160	0.35%	92,743	0.35%
Certificates of deposit	543,053	3.86%	499,916	2.92%	451,977	2.32%

Total interest-bearing deposits	1,538,629	2.65%	1,502,533	1.73%	1,340,844	1.23%
Demand and other non-interest bearing	437,819		421,245		349,669

Total average deposits	$1,976,448		$1,923,778		$1,690,513

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts.

During 2006 our total average deposits increased $52.7 million, or 3% as compared to $233.3 million or 14% during 2005. Our focus in increasing our deposit base is centered on core deposit growth, which includes interest and non-interest bearing demand, money market, and savings accounts. Average core deposits increased $9.5 million during 2006 and $185.3 million during 2005.

We believe the stability in average core deposits is due to our strong franchise built through providing our customers with superior customer service. The nominal growth in core deposits compelled us to increase our offering rates in an effort to attract funds at a lower cost than short-term borrowings. As the equity markets continue to improve, the banking industry in general is experiencing lower deposit growth than realized during the past several years. We anticipate continued growth in our deposits with the addition of new customers and expansion of relationships with our existing customer base.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

	December 31, 2006
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
Amounts maturing in:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(in thousands)
Three months of less	$188,105	9%	$—	—%
Over 3 through 6 months	38,571	2%	—	—
Over 6 through 12 months	36,435	2%	—	—
Over 12 months	48,181	2%	10,531	1%

Total	$311,292	15%	$10,531	1%

Other time deposits of $100,000 or more set forth in the table above represent brokered and wholesale deposits. We use brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.

Short-Term Borrowings

Our short-term borrowings consist of FHLB advances and securities repurchase agreements. We utilize these borrowings as a supplement to our funding sources. FHLB advances are secured by one-to-four family real estate mortgages, investment securities, and certain other assets. Securities repurchase agreements are secured by investments. We anticipate we will continue to rely on the same funding sources in the future, and will use those funds primarily to make loans and purchase securities.

The following table sets forth the details of FHLB advances:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
FHLB Advances
Balance at year end	$205,800	$94,400	$68,700
Average balance during the year	$208,594	$107,651	$20,675
Maximum month-end balance during the year	$303,000	$194,200	$68,700
Weighted average rate during the year	5.25%	3.27%	1.79%
Weighted average rate at December 31,	5.56%	4.33%	2.34%

For additional information on our borrowings, including amounts pledged as collateral, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Long-Term Borrowings

During 2001, we, participated in a pooled trust preferred offering through our subsidiary trust (the “Trust”), whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 8.96% at December 31, 2006. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debt at ten years at par, allowing us to retire the debt early if conditions are favorable. Effective December 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on our December 31, 2003 Consolidated Balance Sheets and our related investment in the Trust was recorded in “other assets” on the Consolidated Balance Sheets.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2006 and 2005, the outstanding balance was $0 and $2.5 million, respectively. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance. For additional information on our borrowings, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2006
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,112	$5,391	$5,052	$10,942	$24,497
Capital lease	138	4	—	—	142
FHLB advances	205,800	—	—	—	205,800
Other borrowings	20,198	—	—	—	20,198
Long-term subordinated debt	—	—	—	22,378	22,378

Total	$229,248	$5,395	$5,052	$33,320	$273,015

At December 31, 2006, we had commitments to extend credit of $764.3 million compared to $698.6 million at December 31, 2005. For additional information regarding future financial commitments, see Note 16 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds

Our primary sources of funds are net income, loan repayments, maturities and principal payments on available for sale investments, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and a large commercial bank of $180.5 million and $20.0 million, respectively, at December 31, 2006, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiaries which are used to fund dividends to shareholders and cover operating expenses.

Capital Expenditures

Capital expenditures, primarily consisting of the addition of two new branches, are anticipated to be approximately $8.9 million during 2007.

See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2006 and 2005.

Capital

Our shareholders’ equity increased to $252.3 million at December 31, 2006, from $226.2 million at December 31, 2005. The increase is due primarily to net income for the year of $32.1 million. Shareholders’ equity was 9.88% and 9.52% of total assets at December 31, 2006 and 2005.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiaries qualify as “well-capitalized” at December 31, 2006 and 2005.

The following table sets forth the Company’s and its banking subsidiaries capital ratios at December 31, 2006 and 2005:

	Company		Columbia Bank		Astoria		Requirements
							Adequately capitalized	Well- capitalized
	2006	2005	2006	2005	2006	2005
Total risk-based capital ratio	13.23%	12.97%	12.50%	12.52%	11.98%	14.79%	8%	10%
Tier 1 risk-based capital ratio	12.21%	11.82%	11.48%	11.38%	10.93%	13.61%	4%	6%
Leverage ratio	9.86%	9.54%	9.32%	9.32%	8.48%	10.23%	4%	5%

Dividends

The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2006	2005	2004
Dividends paid per common share	$0.57	$0.39	$0.26
Dividend payout ratio	0.28%	0.21%	0.17%

For quarterly detail of dividends declared during 2006 and 2005 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

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

Repricing risk—Repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

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

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2006. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

	Estimated Maturity or Repricing
December 31, 2006	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
Interest-Earning Assets
Interest-earning deposits	$13,979	$—	$—	$—	$13,979
Federal funds sold	14,000	—	—	—	14,000
Loans, net of deferred fees	781,362	182,821	630,471	114,308	1,708,962
Loans held for sale	933	—	—	—	933
Investments	23,887	43,083	241,864	296,299	605,133

Total interest-earning assets	$834,161	$225,904	$872,335	$410,607	2,343,007

Allowance for loan and lease losses					(20,182)
Cash and due from banks					76,365
Premises					44,635
Other assets					109,306

Noninterest-earning assets					210,124

Total assets					$2,553,131

Interest-Bearing Liabilities
Interest bearing non-maturity deposits	$515,566	$—	$—	$525,842	$1,041,408
Time deposits	272,192	167,230	110,220	8	549,650
Borrowings	225,998	—	—	—	225,998
Long-term subordinated debt	22,378	—	—	—	22,378

Total interest-bearing liabilities	$1,036,134	$167,230	$110,220	$525,850	1,839,434

Other liabilities					461,350

Total liabilities					2,300,784
Shareholders’ equity					252,347

Total liabilities and shareholders’ equity					$2,553,131

Interest-bearing liabilities as a percent of total interest-earning assets	44.22%	7.14%	4.70%	22.44%
Rate sensitivity gap	$(201,973)	$58,674	$762,115	$(115,243)	$503,573
Cumulative rate sensitivity gap	$(201,973)	$(143,299)	$618,816	$503,573
Rate sensitivity gap as a percentage of interest-earning assets	(8.62)%	2.50%	32.53%	(4.92)%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(8.62)%	(6.12)%	26.41%	21.49%

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

Based on the results of the simulation model as of December 31, 2006, we would expect a decrease in net interest income of $1.6 million and an increase of $0.2 million if interest rates gradually increase or decrease, respectively, from current rates by 200 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag changes in loan rates by 3 months.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington

March 1, 2007

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
	(in thousands except per share)
Interest Income
Loans	$123,998	$99,535	$68,908
Taxable securities	20,008	18,079	16,832
Tax-exempt securities	7,042	4,452	3,770
Dividends on Federal Home Loan Bank Stock	10	56	219
Federal funds sold and deposits with banks	617	85	337

Total interest income	151,675	122,207	90,066
Interest Expense
Deposits	40,838	25,983	16,537
Federal Home Loan Bank advances	10,944	3,515	370
Long-term obligations	1,992	1,583	1,162
Other borrowings	138	214	54

Total interest expense	53,912	31,295	18,123

Net Interest Income	97,763	90,912	71,943
Provision for loan and lease losses	2,065	1,520	995

Net interest income after provision for loan and lease losses	95,698	89,392	70,948
Noninterest Income
Service charges and other fees	11,651	11,310	10,547
Mortgage banking	288	1,121	1,525
Merchant services fees	8,314	8,480	7,259
Gain (loss) gain on sale of securities available for sale, net	36	6	(6)
Bank owned life insurance (“BOLI”)	1,687	1,577	1,318
Other	2,696	2,292	1,601

Total noninterest income	24,672	24,786	22,244
Noninterest Expense
Compensation and employee benefits	38,769	37,285	32,228
Occupancy	10,760	10,107	8,437
Merchant processing	3,361	3,258	2,984
Advertising and promotion	2,582	1,978	2,002
Data processing	2,314	2,904	2,319
Legal and professional services	2,099	3,503	3,312
Taxes, licenses and fees	2,499	2,018	1,635
Supplies and postage	2,437	2,290	2,062
Net (gain) cost of other real estate owned	(11)	(8)	(13)
Other	11,324	9,520	6,360

Total noninterest expense	76,134	72,855	61,326

Income before income taxes	44,236	41,323	31,866
Provision for income taxes	12,133	11,692	9,353

Net Income	$32,103	$29,631	$22,513

Net Income Per Common Share:
Basic	$2.01	$1.89	$1.55
Diluted	$1.99	$1.87	$1.52
Dividends paid per common share	$0.57	$0.39	$0.26
Average number of common shares outstanding	15,946	15,708	14,558
Average number of diluted common shares outstanding	16,148	15,885	14,816

See accompanying notes to the Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Cash and due from banks	$76,365	$96,787
Interest-earning deposits with banks	13,979	3,619
Federal funds sold	14,000	—

Total cash and cash equivalents	104,344	100,406
Securities available for sale at fair value (amortized cost of $598,703 and $576,619, respectively)	592,858	572,355
Securities held to maturity (fair value of $1,871 and $2,587, respectively)	1,822	2,524
Federal Home Loan Bank stock at cost	10,453	10,453
Loans held for sale	933	1,850
Loans, net of deferred loan fees of ($2,940) and ($2,870), respectively	1,708,962	1,564,704
Less: allowance for loan and lease losses	20,182	20,829

Loans, net	1,688,780	1,543,875
Interest receivable	12,549	11,671
Premises and equipment, net	44,635	44,690
Real estate owned	—	18
Goodwill	29,723	29,723
Other	67,034	59,757

Total Assets	$2,553,131	$2,377,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$432,293	$455,838
Interest-bearing	1,591,058	1,549,651

Total deposits	2,023,351	2,005,489
Short–term borrowings:
Federal Home Loan Bank advances	205,800	94,400
Securities sold under agreements to repurchase	20,000	—
Other borrowings	198	2,572

Total short-term borrowings	225,998	96,972
Long-term subordinated debt	22,378	22,312
Other liabilities	29,057	26,307

Total liabilities	2,300,784	2,151,080
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding	—	—

	December 31,
	2006	2005
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	16,060	15,831	166,763	162,973
Retained earnings			89,037	66,051
Accumulated other comprehensive loss			(3,453)	(2,782)

Total shareholders’ equity			252,347	226,242

Total Liabilities and Shareholders’ Equity			$2,553,131	$2,377,322

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2004	14,105	$112,675	$38,210	$—	$(513)	$150,372
Comprehensive income:
Net income	—	—	22,513	—	—	22,513
Reclassification of net losses on securities available for sale included in net income, net of tax of $2	—	—	—	—	4	4
Unrealized gains on securities available for sale, net of tax of $743	—	—	—	—	1,418	1,418

Total comprehensive income						23,935
Issuance of stock under stock option and other plans	211	2,910	—	—	—	2,910
Issuance of stock in acquisition	1,278	29,305	—	—	—	29,305
Issuance of shares of common stock—5% stock dividend	—	14,461	(14,461)	—	—	—
Tax benefit associated with stock options	—	342	—	—	—	342
Cash dividends paid on common stock	—	—	(3,710)	—	—	(3,710)

Balance at December 31, 2004	15,594	159,693	42,552	—	909	203,154
Comprehensive income:
Net income	—	—	29,631	—	—	29,631
Reclassification of net gains on securities available for sale included in net income, net of tax of $2	—	—	—	—	(4)	(4)
Unrealized losses on securities available for sale, net of tax of $1949	—	—	—	—	(3,687)	(3,687)

Total comprehensive income						25,940
Issuance of stock under stock option and other plans	221	2,208	—	—	—	2,208
Issuance of stock under restricted stock plan	16	389	—	(389)	—	—
Amortization of deferred compensation restricted stock	—	—	—	297	—	297
Tax benefit associated with stock options	—	775	—	—	—	775
Cash dividends paid on common stock	—	—	(6,132)	—	—	(6,132)

Balance at December 31, 2005	15,831	163,065	66,051	(92)	(2,782)	226,242
Comprehensive income:
Net income	—	—	32,103	—	—	32,103
Reclassification of net gains on securities available for sale included in net income, net of tax of $13	—	—	—	—	(23)	(23)
Unrealized losses on securities available for sale, net of tax of $572	—	—	—	—	(1,009)	(1,009)
Unrealized gains from cash flow hedging instruments, net of tax of $197	—	—	—	—	361	361

Total comprehensive income						31,432
Transition adjustment related to adoption of SFAS 123(R)	—	(92)	—	92	—	—
Issuance of stock under stock option and other plans	148	2,090	—	—	—	2,090
Stock award compensation expense	81	567	—	—	—	567
Stock option compensation expense	—	226	—	—	—	226
Tax benefit associated with exercise of stock options	—	907	—	—	—	907
Cash dividends paid on common stock	—	—	(9,117)	—	—	(9,117)

Balance at December 31, 2006	16,060	$166,763	$89,037	$—	$(3,453)	$252,347

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities
Net income	$32,103	$29,631	$22,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,065	1,520	995
Deferred income tax (benefit) expense	(1,988)	(1,244)	926
Tax benefit associated with stock options	—	775	342
Excess tax benefit from stock-based compensation	(117)	—	—
Stock-based compensation expense	793	297	—
(Gains) losses on other real estate owned and other personal property owned	(11)	(8)	(33)
Depreciation, amortization & accretion	7,467	8,927	9,260
Net realized gains on sale of assets	(96)	(221)	(48)
Decrease in loans held for sale	917	4,169	4,621
Increase in interest receivable	(878)	(2,089)	(2,942)
Increase in interest payable	744	624	45
Stock dividends from Federal Home Loan Bank stock	—	(43)	(386)
Net changes in other assets and liabilities	(1,848)	1,674	933

Net cash provided by operating activities	39,151	44,012	36,226
Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	43,099	19,643	33,555
Proceeds from maturities of securities available for sale	110,144	58,144	80,710
Purchase of securities available for sale	(177,797)	(32,969)	(187,767)
Proceeds from maturities of securities held to maturity	703	578	1,448
Proceeds from sale of Federal Home Loan Bank stock	—	2,917	—
Purchase of Federal Home Loan Bank stock	—	(2,566)	—
Loans originated and acquired, net of principal collected	(147,040)	(204,513)	(179,898)
Purchases of premises and equipment	(4,455)	(4,751)	(2,385)
Proceeds from disposal of premises and equipment	126	780	10,231
Purchase of subsidiary, net of cash acquired	—	—	(9,503)
Proceeds from sale of real estate owned and other personal property owned	29	1,003	1,532

Net cash used in investing activities	(175,191)	(161,734)	(252,077)
Cash Flows From Financing Activities
Net increase in deposits	17,862	142,607	169,755
Net increase in other borrowings	17,626	—	2,500
Proceeds from Federal Home Loan Bank advances	2,873,249	1,163,630	538,750
Repayment of Federal Home Loan Bank advances	(2,761,849)	(1,137,930)	(491,050)
Cash dividends paid on common stock	(9,117)	(6,132)	(3,710)
Proceeds from issuance of common stock, net	2,090	2,208	2,910
Excess tax benefit from stock-based compensation	117	—	—
Other, net	—	(91)	(102)

Net cash provided by financing activities	139,978	164,292	219,053

Increase in cash and cash equivalents	3,938	46,570	3,202
Cash and cash equivalents at beginning of year	100,406	53,836	50,634

Cash and cash equivalents at end of year	$104,344	$100,406	$53,836

Supplemental information:
Cash paid for interest	$53,168	$30,671	$18,077
Cash paid for income taxes	$14,575	$11,111	$8,623
Noncash investing and financing activities:
Investment in affordable housing partnerships	$—	$6,900	$—
Loans foreclosed and transferred to real estate owned or other personal property owned	$—	$333	$36
Issuance of stock in acquisition (Note 2)	$—	$—	$29,305
Fair value of assets acquired in acquisition	$—	$—	$193,600
Fair value of liabilities assumed in acquisition	$—	$—	$154,792

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005 and 2004

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern Oregon coastal area. At December 31, 2006, the Company conducted its banking services in 40 office locations with the majority of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia bank”). In Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Bank of Astoria (“Astoria”), which was acquired on October 1, 2004. Astoria’s results of operations were included in the Company’s results beginning on the acquisition date. Unaudited Pro Forma Condensed Consolidated Results of Operations had the acquisition taken place on January 1, 2004 are presented in Note 2.

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Company and its wholly owned banking subsidiaries, Columbia bank and Astoria. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also, under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. See Note 2 for further discussion.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as “other comprehensive income (loss)” in the Consolidated Statements of Changes in Shareholders’ Equity.

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

Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. As required by SFAS 133, all derivatives are reported at their fair value on the Consolidated Balance Sheets

The Company enters into derivative contracts to add stability to interest income and to manage its exposure to changes in interest rates. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other economic purposes (an “economic” hedge) not formally designated as part of qualifying hedging relationships under SFAS 133.

In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedge is ineffective, the changes in fair value will not offset and the difference is reflected in earnings.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Derivatives used for other economic purposes are used as economic hedges in which the Company has not attempted to achieve the highly effective hedge accounting standard under SFAS 133. The changes in fair value of these instruments are recognized immediately in earnings.

The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, the correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items

Premises and Equipment

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

Other Real Estate Owned and Other Personal Property Owned

All other real estate and other personal property acquired in satisfaction of a loan are considered held for disposal and reported as “other real estate owned” and “other personal property owned.” Other personal property owned is included in “other assets” in the Consolidated Balance Sheets. Real estate owned and personal property owned is carried at the lower of cost or fair value less estimated cost of disposal.

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

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2006, intangible assets included on the Consolidated Balance Sheets consist of a core deposit intangible that is amortized using an accelerated method with an original estimated life of approximately 10 years. See Note 2 for further discussion.

Securities Sold Under Agreements to Repurchase

The Company pledges certain financial instruments it owns to collateralize the sales of securities that are subject to an obligation to repurchase the same or similar securities (“repurchase agreements”). Under these arrangements, the Company transfers the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Balance Sheets while the securities underlying the agreements remain in the respective asset accounts.

Share-Based Payment

The Company maintains a share-based compensation plan (the “Plan”) as described in Note 13 that provides for the granting of share options and shares to eligible employees and directors. Prior to 2006, the Company applied the intrinsic value method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”) in accounting for share options. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock at the date of grant. Accordingly, prior to 2006, no compensation expense was recognized in the accompanying consolidated statements of income on share options granted to employees, since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). This statement replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based compensation be recognized as an expense in the financial statement and that such cost be measured at the fair value of the award on the grant date. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.

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

Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share are the inclusion of stock options and restricted stock awards increasing the shares outstanding in diluted earnings per share by 202,000, 177,000, and 258,000 in 2006, 2005, and 2004, respectively.

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

Reclassifications

Certain amounts in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Incomes Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective with the Company’s fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to apply the disclosure provisions of SFAS 157 to all fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Unaudited Pro Forma Condensed Consolidated Financial Information

The following Unaudited Pro Forma Condensed Consolidated Financial Information presents the results of operations of the Company had the acquisition taken place at January 1, 2004:

For the year ended December 31, 2004
(in thousands except per common share information)
Net interest income	$77,642
Provision for loan losses	1,070
Noninterest income	23,178
Noninterest expense	65,175
Income before income tax	34,575
Net income	23,850
Per common share information:
Earnings	$1.54
Diluted earnings	1.51
Average common shares issued and outstanding	15,515
Average diluted common shares issued and outstanding	15,772

The pro forma results presented above include amortization of purchase premiums and discounts of approximately $661,000 for the year ended December 31, 2004. Excluded from the pro forma results are acquisition related expenses of approximately $757,000 paid by Astoria prior to the acquisition date.

3.	Cash and Due From Banks

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2006 and 2005 was approximately $17.6 million and $13.7 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities

At December 31, 2006, the Company’s securities portfolio primarily consisted of securities issued by the U.S. Government and its agencies and corporations, the Company did not have any other issuances in its portfolio, which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006:
U.S. Government agency	$76,922	$—	$(1,470)	$75,452
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	332,735	595	(8,234)	325,096
State & municipal securities	186,646	3,829	(517)	189,958
Other securities	2,400	—	(48)	2,352

Total	$598,703	$4,424	$(10,269)	$592,858

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005:
U.S. Government agency	$157,325	$—	$(2,465)	$154,860
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	294,201	809	(6,220)	288,790
State & municipal securities	123,293	4,021	(363)	126,951
Other securities	1,800	—	(46)	1,754

Total	$576,619	$4,830	$(9,094)	$572,355

Gross realized losses amounted to $504,000, $0 and $11,000, respectively. Gross realized gains amounted to $540,000, $6,000 and $5,000, respectively.

The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
U.S. Government agency
Due through 1 year	$15,581	$15,481
Over 1 through 5 years	61,341	59,971

Total	$76,922	$75,452

U.S. Government agency mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$832	$816
Over 5 through 10 years	112,348	109,171
Over 10 years	219,555	215,109

Total	$332,735	$325,096

State and municipal securities
Due through 1 year	$1,988	$1,969
Over 1 through 5 years	3,534	3,455
Over 5 through 10 years	21,297	21,309
Over 10 years	159,827	163,225

Total	$186,646	$189,958

Other securities
Due through 1 year	$1,400	$1,400
After 10 years	1,000	952

Total	$2,400	$2,352

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities held to maturity:

Securities Held To Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006:
State and municipal securities	$1,822	$49	$—	$1,871

December 31, 2005:
State and municipal securities	$2,524	$63	$—	$2,587

There were no purchases of securities held to maturity during the years ended December 31, 2006 and 2005, nor were there any sales of such securities during the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the amortized cost and fair value of securities held to maturity by contractual maturity groups:

	December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
State and municipal securities
Due through 1 year	$250	$250
Over 1 through 5 years	1,274	1,274
Over 10 years	298	347

Total	$1,822	$1,871

At December 31, 2006 and 2005, available for sale and held to maturity securities with a fair value of $358.8 million and $450.7 million, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings, and for other purposes as required or permitted by law.

The following table summarizes information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months of More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government agency	$—	$—	$75,452	$(1,470)	$75,452	$(1,470)
U.S. Government agency mortgage-backed securities & collateralized mortgage obligations	90,608	(2,525)	197,395	(5,709)	288,003	(8,234)
State and municipal securities	20,536	(158)	23,008	(359)	43,544	(517)
Other securities	—	—	1,000	(48)	952	(48)

Total	$111,144	$(2,683)	$296,855	$(7,586)	$407,951	$(10,269)

At December 31, 2006, there were 18 U.S. Government agency securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.

Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

At December 31, 2006, there were 68 state and municipal government securities in an unrealized loss position, of which 53 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2006 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

At December 31, 2006, there were 66 U.S. Government agency mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 52 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

At December 31, 2006, there was one other security, a mortgage-backed securities fund, which was in a continuous loss position for 12 months or more. The unrealized loss on this security was caused by interest rate increases subsequent to the purchase of the security. It is expected that this security would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

5.	Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net income as reported	$32,103	$29,631	$22,513
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,581)	(5,636)	2,161
Tax (expense) benefit	572	1,949	(743)

Net unrealized holding gains (losses) on securities available for sale, net of tax	(1,009)	(3,687)	1,418
Less: reclassification adjustment of realized (gains) losses on securities available for sale	(36)	(6)	6
Tax expense (benefit)	13	2	(2)

Net realized (gains) losses on sale of securities available for sale, net of tax	(23)	(4)	4
Unrealized gains from cash flow hedging instruments:
Unrealized holding gains arising during the period	558	—	—
Tax expense	(197)	—	—

Net unrealized gains on cash flow hedging instruments, net of tax	361	—	—

Total comprehensive income	$31,432	$25,940	$23,935

6.	Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2006	2005
	(in thousands)
Commercial business	$608,636	$556,589
Lease financing	9,263	14,385
Real estate:
One-to-four family residential	51,277	74,930
Commercial and five or more family residential properties	687,635	651,393

Total real estate	738,912	726,323
Real estate construction:
One-to-four family residential	92,124	41,033
Commercial and five or more family residential properties	115,185	89,134

Total real estate construction	207,309	130,167
Consumer	147,782	140,110

Subtotal	1,711,902	1,567,574

Less deferred loan fees, net	(2,940)	(2,870)

Total loans, net of deferred loan fees	$1,708,962	$1,564,704

Loans held for sale	$933	$1,850

Non-accrual loans totaled $2.4 million and $4.7 million at December 31, 2006 and 2005, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $497,000 for 2006, $106,000 for 2005 and $920,000 for 2004. At December 31, 2006 and 2005, there were no commitments of additional funds for loans accounted for on a non-accrual basis.

At December 31, 2006 and 2005, the recorded investment in impaired loans was $2.1 million and $3.8 million, respectively, with a specific valuation allowance of $190,000 for 2006 and $936,000 for 2005. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005, and 2004, was $5.2 million, $6.3 million, and $6.1 million, respectively. Interest income recognized on impaired loans was $51,000 in 2006, $45,000 in 2005, and $102,000 in 2004.

At December 31, 2006 and 2005, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.

Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

During 2005, the Company purchased vehicle and equipment leases from a company in which a Director of the Company has a significant ownership interest for an aggregate purchase price of $14.8 million. Prior to entering into the agreement, the Company obtained an independent fair value assessment of the lease portfolio. Based on the independent fair value assessment and an internal credit review of the leases, management believes the transaction was made on substantially the same terms as those prevailing at the time for comparable transactions with other persons who are not affiliated with the Company and did not involve more than the normal risk of repayment or present other unfavorable terms. At December 31, 2006, the balance of the lease financing portfolio was $9.3 million.

The Company and its banking subsidiaries have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $12.0 million and $10.5 million at December 31, 2006 and 2005, respectively. During 2006, $6.5 million of related party loans were made and repayments totaled $5.0 million. During 2005, $6.0 million related party loans were made and repayments totaled $15.4 million.

At December 31, 2006 and 2005 $91.3 million and $84.7 million of residential real estate loans were pledged as collateral on FHLB borrowings.

7.	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Changes in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$20,829	$19,881	$20,261
Loans charged off	(3,195)	(1,272)	(3,042)
Recoveries	483	700	300

Net charge-offs	(2,712)	(572)	(2,742)
Balance acquired in acquisition	—	—	1,367
Provision charged to expense	2,065	1,520	995

Balance at end of year	$20,182	$20,829	$19,881

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$339	$289	$—
Net changes in the allowance for unfunded loan commitments and letters of credit	—	50	289

Balance at end of year	$339	$339	$289

The allowance for unfunded loan commitments and letters of credit was established by the Company during 2004.

8.	Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2006	2005
	(in thousands)
Land	$9,825	$9,821
Buildings	32,754	31,099
Leasehold improvements	2,042	2,138
Equipment under capital lease	538	538
Furniture and equipment	23,297	23,497
Vehicles	376	367
Computer software	8,414	7,586

Total cost	77,246	75,046
Less accumulated depreciation and amortization	(32,611)	(30,356)

Total	$44,635	$44,690

Total depreciation and amortization expense on buildings and furniture and equipment was $4.4 million, $4.0 million, and $3.6 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

9.	Goodwill and Other Intangibles

The Company recorded $29.7 million of goodwill and $4.1 million of core deposit intangible assets (“CDI”) as a result of the acquisition of Astoria on October 1, 2004. Both the goodwill and the CDI are part of the Astoria segment. There were no acquisitions during 2006 or 2005. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, no amortization expense related to goodwill was recognized during the years presented in this report.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2006 and 2005:

	Goodwill	CDI
	(in thousands)
Balance at December 31, 2004	$29,723	$3,933
Additions	—	—
Amortization	—	537

Balance at December 31, 2005	29,723	3,396
Additions	—	—
Amortization	—	452

Balance at December 31, 2006	$29,723	$2,944

Amortization expense on the CDI was $452,000 in 2006, $537,000 in 2005 and $139,000 in 2004. The Company estimates that aggregate amortization expense on the CDI will be $383,000 for 2007, and $379,000 for 2008, 2009, 2010 and 2011.

10.	Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2006	2005
	(in thousands)
Demand and other noninterest-bearing	$432,293	$455,838
Interest-bearing demand	414,198	339,686
Money market	516,415	563,973
Savings	110,795	118,604
Certificates of deposit less than $100,000	227,827	224,940
Certificates of deposit $100,000 or greater	321,823	302,448

Total	$2,023,351	$2,005,489

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or greater:

Year Ending December 31,	(in thousands)
2007	$263,111
2008	27,317
2009	15,692
2010	6,712
2011	8,991
Thereafter	—

Total	$321,823

11.	Borrowings

The Company had FHLB advances of $125.8 million and $94.4 million at December 31, 2006 and 2005, respectively, which represents overnight borrowings. In addition, the Company had FHLB advances of $80.0 million at December 31, 2006 which represents term borrowings that matured in January 2007. Penalties are generally required for prepayments of certain long-term FHLB advances. FHLB advances are at the following interest rates:

	December 31,
	2006	2005
	(in thousands)
Interest Rates
5.63%	$125,800	$—
5.49%	30,000	—
5.44%	50,000	—
4.33%	—	$94,400

Total	$205,800	$94,400

FHLB advances are collateralized by the following:

	December 31,
	2006	2005
	(in thousands)
Collateral on FHLB Borrowings
Fair value of investment securities	$307,530	$398,604
Recorded value of blanket pledge on residential real estate loans	91,326	84,660

Total	$398,856	$483,264

FHLB Borrowing Capacity	$180,522	$388,864

At December 31, 2006, the Company held $20.0 million in wholesale repurchase agreements with an interest rate of 5.45%. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $19.8 million at December 31, 2006. The broker holds the security while the Company continues to receive the principal and interest payments from the security. Upon maturity of the agreement, the pledged securities will be returned to the Company.

At December 31, 2006 and 2005, the Company held $22.4 million and $22.3 million, respectively, in debt arising from the trust preferred offering described below. Additionally, The Company has a $20.0 million unsecured line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2006 and 2005, the outstanding balance was $0 and $2.5 million, respectively with an interest rate of 6.07% at December 31, 2005. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 8.96% at December 31, 2006. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt after ten years at par, allowing the Company to retire the debt early if conditions are favorable. At December 31, 2003, the Company adopted FIN No. 46 (as revised), “Consolidation of Variable Interest Entities”, whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 Consolidated Balance Sheet and the Company’s related investment in the Trust of $681,000 was recorded in other assets. At December 31, 2006 and 2005, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

12.	Income Tax

The components of income tax expense are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current tax expense	$14,121	$12,936	$8,427
Deferred (benefit) expense	(1,988)	(1,244)	926

Total	$12,133	$11,692	$9,353

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$7,124	$7,353
Unrealized loss on investment securities available for sale	2,062	1,505
Supplemental executive retirement plan	2,500	1,440
Stock option and restricted stock	211	—
Other	539	217

Total deferred tax assets	12,436	10,515
Deferred tax liabilities:
FHLB stock dividends	(1,949)	(1,956)
Purchase accounting	(1,149)	(1,379)
Section 481 adjustment—deferred fees	(144)	(289)
Unrealized gain on cash flow hedging instruments	(197)	—
Depreciation	(529)	(771)

Total deferred tax liabilities	(3,968)	(4,395)

Net deferred tax assets	$8,468	$6,120

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Income tax based on statutory rate	$15,483	35%	$14,463	35%	$11,153	35%
Increase (reduction) resulting from:
Tax credits	(566)	(1)	(412)	(1)	(131)	(0)
Tax exempt instruments	(2,484)	(6)	(2,208)	(6)	(1,753)	(6)
Other nondeductible items	(300)	(1)	(151)	0	84	0

Income tax	$12,133	27%	$11,692	28%	$9,353	29%

13.	Share-Based Payments

At December 31, 2006, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors. A maximum of 2,191,482 shares were authorized under the plan, of which a net 1,819,795 were granted, 1,401,223 have been exercised, and 371,687 were available for future grants.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continual service and are exercisable for a five-year period after vesting. Option awards granted have a 10-year maximum term.

As part of the terms of the acquisition of Astoria, the Company added Astoria’s existing share option plan. The share options outstanding under Astoria’s plan at the acquisition date were exchanged for the option to buy Company shares in accordance with the provisions of the acquisition. At December 31, 2004, 158,645 options were outstanding under Astoria’s plan, the options vested during 2004 and 2005 leaving no options outstanding at December 31, 2006. No additional options will be granted under this plan. The options in Astoria’s plan have been included in the applicable tables presented below.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of all options is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. Expected volatilities of our common stock are estimated at the date of grant based on the historical volatility of the stock. The volatility factor is based on historical stock prices over the most recent period commensurate with the estimated expected life of the award. The risk-free interest rate is based on the U.S. Treasury curve in effect at the time of the award. The expected dividend yield is based on dividend trends and the market value of the Company’s stock price at the time of the award.

There were no stock options granted by the Company during the year ended December 31, 2006. Assumptions utilized in the Black-Scholes option valuation model and fair value for options granted during the years ended December 31, 2005 and 2004 are summarized as follows:

	For The Twelve Months Ended 12/31/2005	For The Twelve Months Ended 12/31/2004
Expected Life (in years)	5.16	6.00
Expected Volatility	35.12%	37.78%
Weighted Average Risk-free Interest Rate	4.21%	3.73%
Expected Annual Dividend Yield	0.38%	0.28%
Weighted Average Fair Value	$9.00	$10.20

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2006	477,672	$15.33
Granted	—	—
Forfeited	(2,000)	23.29
Exercised	(140,275)	14.18

Balance at December 31, 2006	335,397	$15.76	3.8	$5,286

Total Exercisable at December 31, 2006	264,822	$13.38	3.2	$3,544

The weighted average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $0, $9.00 and $10.20, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $2.7 million, $3.6 million, and $2.0 million, respectively.

As of December 31, 2006, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 7.73 –10.29	18,269	1.7	$9.82	18,269	$9.82
10.30 – 12.87	151,900	2.4	11.52	151,900	11.52
12.88 –15.44	44,476	4.8	14.11	44,476	14.11
15.45 –18.02	7,350	4.7	17.25	7,350	17.25
18.03 –20.59	26,193	7.2	18.63	26,193	18.63
20.60 –23.17	23,209	2.5	22.14	16,634	22.37
23.18 –25.75	64,000	6.0	24.99	—	—

	335,397	3.8 years	$15.76	264,822	$13.38

The Plan also provides for the grant of shares to its executives and directors. Share awards are made at the discretion of the Board of Directors, except with regard to awards to the Company’s Section 16 officers, which are made at the discretion of the Board’s Compensation Committee. The purpose of such awards is to reward the executives and directors for prior service to the Company and to provide incentive to such executives and directors to continue to serve the Company in the future. Restricted share awards provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain service conditions are met, generally five years of continual service. Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2004	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2004	—	—

Granted	16,000	24.34
Vested	(8,000)	—
Forfeited	—	—

Nonvested at December 31, 2005	8,000	24.34

Granted	87,025	28.53
Vested	(6,000)	27.74
Forfeited	(5,850)	33.10

Nonvested at December 31, 2006	83,175	$27.87

As of December 31, 2006, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.1 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $166,000, $195,000, and $0, respectively.

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2006, the Company recognized pre-tax compensation expense related to share options and shares of $226,000 and $567,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards prior to the adoption SFAS 123R.

	Year Ended December 31,
	2005	2004
	(in thousands except per share)
Net income attributable to common stock:
As reported	$29,631	$22,513
Add: Restricted share compensation expense included in reported net income, net of related tax effects	193	—
Deduct: Total share-based employee compensation expense, including restricted share and share options, determined under fair value method, net of related tax effects	(873)	(504)

Pro forma	$28,951	$22,009

Net income per common share:
Basic:
As reported	$1.89	$1.55
Pro forma	1.84	1.51
Diluted:
As reported	$1.87	$1.52
Pro forma	1.82	1.49

14.	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006 and 2005, that the Company, Columbia Bank and Astoria met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Insurance Corporation categorized Columbia Bank and Astoria as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s or Astoria’s category. The Company and its banking subsidiaries’ actual capital amounts and ratios as of December 31, 2006 and 2005, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006:
Total Capital (to risk-weighted assets):
The Company	$265,654	13.23%	$160,665	8.0%	N/A	N/A
Columbia Bank	$231,969	12.50%	$148,432	8.0%	$185,540	10.0%
Astoria	$18,047	11.98%	$12,052	8.0%	$15,066	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$245,133	12.21%	$80,332	4.0%	N/A	N/A
Columbia Bank	$213,034	11.48%	$74,216	4.0%	$111,324	6.0%
Astoria	$16,461	10.93%	$6,026	4.0%	$9,039	6.0%

Tier 1 Capital (to average assets):
The Company	$245,133	9.86%	$99,407	4.0%	N/A	N/A
Columbia Bank	$213,034	9.32%	$91,428	4.0%	$114,285	5.0%
Astoria	$16,461	8.48%	$7,768	4.0%	$9,710	5.0%

As of December 31, 2005:
Total Capital (to risk-weighted assets):
The Company	$239,073	12.97%	$147,439	8.0%	N/A	N/A
Columbia Bank	$213,869	12.52%	$136,612	8.0%	$170,765	10.0%
Astoria	$19,761	14.79%	$10,689	8.0%	$13,361	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$217,905	11.82%	$73,719	4.0%	N/A	N/A
Columbia Bank	$194,271	11.38%	$68,306	4.0%	$102,459	6.0%
Astoria	$18,190	13.61%	$5,344	4.0%	$8,017	6.0%

Tier 1 Capital (to average assets):
The Company	$217,905	9.54%	$91,341	4.0%	N/A	N/A
Columbia Bank	$194,271	9.32%	$83,412	4.0%	$104,265	5.0%
Astoria	$18,190	10.23%	$7,113	4.0%	$8,891	5.0%

15.	Employee Benefit Plans

The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank and Astoria. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Astoria 401(k) Plan permits eligible employees, those who are at least 18 years of age and have completed six months of service, to contribute a portion of their salary to the 401(k) Plan. The Company is required to match 50% of employee contributions up to 5% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $867,000 during 2006, $800,000 during 2005, and $543,000 during 2004, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $1.2 million during 2006 and 2005 and $1.0 million during 2004.

The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price within a six month look-back period. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per share. Participants of the ESP Plan purchased 18,952 shares for $542,000 in 2006, 22,031 shares for $486,000 in 2005 and 15,029 shares for $289,000 in 2004. At December 31, 2006 there were 87,953 shares available for purchase under the ESP plan.

The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. Associated with the SERP benefit is a death benefit for each participant’s beneficiary. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 5.75% in 2006 and 6.0% in 2005, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2006	2005
	(in thousands)
Balance at beginning of year	$3,285	$2,451
Benefit expense	1,005	924
Additions related to acquisitions	—	—
Benefit payments	(108)	(90)

Balance at end of year	$4,182	$3,285

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2007	$283
2008	289
2009	294
2010	380
2011	386
2012 through 2016	2,145

Total	$3,777

16.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases locations as well as equipment under various non-cancelable operating leases that expire between 2007 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2006, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2007	$3,112
2008	2,730
2009	2,661
2010	2,543
2011	2,509
Thereafter	10,942

Total minimum payments	$24,497

Total rental expense on buildings and equipment was $3.5 million, $3.7 million, and $3.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various noncancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with SFAS No. 13, “Accounting for Leases” and is being amortized over the life of the respective leases. At December 31, 2006 and 2005, the deferred gain was $784,000 and $1.0 million, respectively, and is included in “other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2006 and 2005, the Company’s loan commitments amounted to $743.5 million and $678.2 million, respectively. Standby letters of credit were $20.8 million and $20.4 million at December 31, 2006 and 2005, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $517,000 and $577,000 at December 31, 2006 and 2005, respectively.

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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
		2006		2005
	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$76,365	$76,365	$96,787	$96,787
Interest-earning deposits with banks	Approximately equal to carrying value	13,979	13,979	3,619	3,619
Federal funds sold	Approximately equal to carrying value	14,000	14,000	—	—
Securities available for sale	Quoted market prices	592,858	592,858	572,355	572,355
Securities held to maturity	Quoted market prices	1,822	1,871	2,524	2,587
Loans held for sale	Discounted expected future cash flows	933	933	1,850	1,869
Loans	Discounted expected future cash flows, net of allowance for loan losses	1,688,780	1,680,658	1,543,875	1,544,111
Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$2,023,351	$2,018,573	$2,005,489	$2,000,247
FHLB advances	Discounted expected future cash flows	205,800	205,800	94,400	94,400
Repurchase agreements	Discounted expected future cash flows	20,000	20,000	—	—
Other borrowings	Discounted expected future cash flows	198	198	2,572	2,572
Long-term obligations	Discounted expected future cash flows	22,378	22,378	22,312	22,312

Off-Balance-Sheet Financial Instruments: The fair value of commitments, guarantees, and letters of credit at December 31, 2006 and 2005, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

18.	Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Company uses interest rate floors as part of its cash flow hedging strategy. Interest rate floors designated as cash flow hedges protect the Company against movements in interest rates below the instrument’s strike rate over the life of the agreement without exchange of the underlying principal amount. During 2006, the floors were used to hedge the variable cash flows associated with existing variable-rate assets.

As of December 31, 2006, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges. During 2006 the Company’s interest rate floors were initially used as economic hedges and not formally designated as part of qualifying hedging relationships under SFAS 133. The floors were designated for accounting purposes on July 26, 2006. Prior to the designation date, the floors changed in value by $1.2 million resulting in a loss to current period income.

At December 31, 2006, derivatives designated as cash flow hedges with a fair value of $2.5 million were included in other assets. The change in net unrealized gains of $558,000 (net of income tax expense of $197,000) in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity. No hedge ineffectiveness on cash flow hedges was recognized during 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. The net unrealized gains on cash flow hedges reflects a reclassification of a nominal amount of net unrealized gains from accumulated other comprehensive income to interest income during 2006. During 2007, the Company estimates that $120,978 will be reclassified.

19.	Business Segment Information

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

Condensed Statement of Operations

	Year Ended December 31, 2006
	Oregon	Washington
	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan and lease losses	$8,620	$19,397	$70,746	$3,473	$(6,538)	$95,698
Other income	1,539	1,443	6,161	633	14,896	24,672
Other expense	(5,854)	(8,682)	(19,788)	(1,515)	(40,295)	(76,134)

Contribution to overhead and profit	$4,305	$12,158	$57,119	$2,591	$(31,937)	44,236

Income taxes						(12,133)

Net income						$32,103

Total assets	$223,944	$968,050	$458,085	$236,219	$666,833	$2,553,131

	Year Ended December 31, 2005
	Oregon	Washington
	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan and lease losses	$8,199	$20,065	$55,083	$6,758	$(713)	$89,392
Other income	1,192	1,159	6,324	1,402	14,709	24,786
Other expense	(5,760)	(7,247)	(18,215)	(2,144)	(39,489)	(72,855)

Contribution to overhead and profit	$3,631	$13,977	$43,192	$6,016	$(25,493)	41,323

Income taxes						(11,692)

Net income						$29,631

Total assets	$209,932	$757,370	$510,543	$267,599	$631,878	$2,377,322

	Year Ended December 31, 2004
	Oregon	Washington
	Astoria	Commercial Banking	Retail Banking	Real Estate Lending	Other	Total
	(in thousands)
Net interest income after provision for loan and lease losses	$1,942	$17,299	$33,614	$10,294	$7,799	$70,948
Other income	421	889	6,604	1,739	12,591	22,244
Other expense	(1,171)	(4,423)	(18,201)	(1,858)	(35,673)	(61,326)

Contribution to overhead and profit	$1,192	$13,765	$22,017	$10,175	$(15,283)	31,866

Income taxes						(9,353)

Net income						$22,513

Total assets	$204,605	$592,558	$478,789	$245,718	$655,060	$2,176,730

20.	Parent Company Financial Information

Condensed Statements of Operations—Parent Company Only

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Income
Dividend from bank subsidiary	$17,200	$6,000	$18,000
Interest on loans	—	1	26
Interest on securities available for sale	53	120	120
Interest-earning deposits:
Unrelated banks	435	2	4
Other interest income	—	48	35
Other income	79	—	—

Total Income	17,767	6,171	18,185
Expense
Compensation and employee benefits	436	402	85
Long-term obligations	1,992	1,712	1,199
Other expense	889	814	842

Total Expenses	3,317	2,928	2,126

Income before income tax benefit and equity in undistributed net income of subsidiaries	14,450	3,243	16,059
Income tax benefit	(1,070)	(953)	(679)

Income before equity in undistributed net income of subsidiaries	15,520	4,196	16,738
Equity in undistributed net income of subsidiaries	16,583	25,435	5,775

Net Income	$32,103	$29,631	$22,513

Condensed Balance Sheets—Parent Company Only

	December 31,
	2006	2005
	(in thousands)
Assets
Cash and due from subsidiary bank	$3,631	$125
Interest-earning deposits with unrelated banks	11,719	2,617

Total cash and cash equivalents	15,350	2,742
Securities available for sale	—	4,948
Loans	—	—
Investment in banking subsidiaries	259,384	243,503
Other assets	130	97

Total Assets	$274,864	$251,290

Liabilities and Shareholders’ Equity
Long-term subordinated debt	$22,378	$22,312
Other borrowings	—	2,500
Other liabilities	139	236

Total liabilities	22,517	25,048
Shareholders’ equity	252,347	226,242

Total Liabilities and Shareholders’ Equity	$274,864	$251,290

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating Activities
Net income	$32,103	$29,631	$22,513
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(16,583)	(25,435)	(5,775)
Tax benefit associated with stock options	—	775	342
Excess tax benefit from stock-based compensation	(117)	—	—
Stock-based compensation expense	185	297	—
Provision for depreciation and amortization	(4)	(9)	5
Net changes in other assets and liabilities	1,368	(58)	(47)

Net cash provided by operating activities	16,952	5,201	17,038
Investing Activities
Proceeds from maturities of securities available for sale	5,000	—	—
Loan principal collected	—	76	449
Acquisition of subsidiary	—	—	(18,651)

Net cash provided by (used in) investing activities	5,000	76	(18,202)
Financing Activities
Net increase (decrease) in short-term borrowings	(2,500)	—	2,500
Cash dividends paid	(9,117)	(6,132)	(3,710)
Proceeds from issuance of common stock, net	2,090	2,208	2,910
Excess tax benefit from stock-based compensation	117
Other, net	66	66	66

Net cash (used in) provided by financing activities	(9,344)	(3,858)	1,766

Increase in cash and cash equivalents	12,608	1,419	602
Cash and cash equivalents at beginning of year	2,742	1,323	721

Cash and cash equivalents at end of year	$15,350	$2,742	$1,323

Supplemental Non-Cash Investing & Financing Activities
Issuance of stock in acquisition	$—	$—	$29,305

21.	Summary Of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2006
Total interest income	$35,069	$37,410	$39,166	$40,030	$151,675
Total interest expense	10,763	13,108	14,761	15,280	53,912

Net interest income	24,306	24,302	24,405	24,750	97,763
Provision for loan and lease losses	215	250	650	950	2,065
Noninterest income	5,973	6,267	6,108	6,324	24,672
Noninterest expense	18,340	21,136	18,098	18,560	76,134

Income before income tax	11,724	9,183	11,765	11,564	44,236
Provision for income tax	3,536	1,944	3,430	3,223	12,133

Net income	$8,188	$7,239	$8,335	$8,341	$32,103

Net income per common share:
Basic	$0.52	$0.45	$0.52	$0.52	$2.01
Diluted	$0.51	$0.45	$0.52	$0.52	$1.99

2005
Total interest income	$27,570	$29,929	$31,755	$32,953	$122,207
Total interest expense	6,269	7,583	8,424	9,019	31,295

Net interest income	21,301	22,346	23,331	23,934	90,912
Provision for loan and lease losses	890	370	245	15	1,520
Noninterest income	5,674	6,128	6,516	6,468	24,786
Noninterest expense	17,277	18,514	18,793	18,271	72,855

Income before income tax	8,808	9,590	10,809	12,116	41,323
Provision for income tax	2,510	2,792	2,857	3,533	11,692

Net income	$6,298	$6,798	$7,952	$8,583	$29,631

Net income per common share:
Basic	$0.40	$0.44	$0.50	$0.55	$1.89
Diluted	$0.40	$0.43	$0.50	$0.54	$1.87

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. No changes occurred since the quarter ended September 30, 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2006.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Columbia Banking System, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements.

Seattle, Washington

March 1, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2007 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement and is incorporated herein by reference. Information regarding the Company’s audit committee financial expert is set forth under the heading “Board Structure and Compensation—What Committees has the Board Established” in our Proxy Statement and is incorporated by reference.

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

Information regarding “Executive Compensation” is set forth under the headings “Board Structure and Compensation” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the heading “Stock Ownership” of the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the headings “Interest of Management in Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Independent Public Accountants” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2007.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March 2007.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on March 2, 2007 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

March 2, 2007

INDEX TO EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Restated Bylaws (1)

4.1	Specimen of common stock certificate (2)

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1	Amended and Restated Stock Option and Equity Compensation Plan (3)

10.2	Form of Stock Option Agreement (3)

10.3	Form of Restricted Stock Agreement (3)

10.4	Form of Stock Appreciation Right Agreement (3)

10.5	Form of Restricted Stock Unit Agreement (3)

10.6	Amended and Restated Employee Stock Purchase Plan (4)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (2)

10.8	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (5)

10.9	Severance Agreement between the Bank, and Evans Q. Whitney effective July 1, 2004 (5)

10.10	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005 (6)

10.11	Form of Severance Agreement between the Bank, and Mark W. Nelson and Andrew McDonald (7)

10.12	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (8)

10.13	Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel, Gary R. Schminkey, and Evans Q. Whitney and for Mark W. Nelson, whose agreement is effective July 1, 2003 (8)

10.14	Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following officers: Melanie J. Dressel, Gary R. Schminkey, Evans Q. Whitney and Mark W. Nelson (9)

10.15	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003 for directors and key employees (8)

10.16	Non-Management Director Compensation Summary (10)

14	Code of Ethics (11)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(2)	Incorporated by reference to Exhibits 4.1, 10.4 and 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(3)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-125298) filed May 27, 2005
(4)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-135439) filed June 29, 2006
(5)	Incorporated by reference to Exhibit 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(6)	Incorporate by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(7)	Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(8)	Incorporated by reference to Exhibits 10.1—10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(9)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(11)	Incorporated by reference to Exhibits 10.18 and 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003