Form 10-Q
period 2007-03-31
COLUMBIA BANKING SYSTEM INC
filed 2007-05-04
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

The number of shares of common stock outstanding at April 30, 2007 was 16,160,709.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands except per share)
Interest Income
Loans	$34,030	$28,644
Taxable securities	4,774	4,958
Tax-exempt securities	1,960	1,427
Dividends on Federal Home Loan Bank Stock	11	—
Federal funds sold and deposits with banks	371	40

Total interest income	41,146	35,069
Interest Expense
Deposits	12,159	8,491
Federal Home Loan Bank advances	3,179	1,768
Long-term obligations	507	459
Other borrowings	598	45

Total interest expense	16,443	10,763

Net Interest Income	24,703	24,306
Provision for loan and lease losses	638	215

Net interest income after provision for loan and lease losses	24,065	24,091
Noninterest Income
Service charges and other fees	2,959	2,834
Merchant services fees	1,969	2,038
Gain on sale of securities available for sale, net	—	10
Bank owned life insurance (“BOLI”)	426	399
Other	823	692

Total noninterest income	6,177	5,973
Noninterest Expense
Compensation and employee benefits	11,358	9,669
Occupancy	2,837	2,648
Merchant processing	823	784
Advertising and promotion	547	652
Data processing	567	800
Legal and professional services	823	230
Taxes, licenses and fees	613	596
Other	2,834	2,961

Total noninterest expense	20,402	18,340

Income before income taxes	9,840	11,724
Provision for income taxes	2,557	3,536

Net Income	$7,283	$8,188

Net Income Per Common Share:
Basic	$0.45	$0.52
Diluted	$0.45	$0.51
Dividends paid per common share	$0.15	$0.13
Weighted average number of common shares outstanding	16,104	15,860
Weighted average number of diluted common shares outstanding	16,262	16,101

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands)
ASSETS
Cash and due from banks	$65,496	$76,365
Interest-earning deposits with banks	15,804	13,979
Federal funds sold	26,250	14,000

Total cash and cash equivalents	107,550	104,344
Securities available for sale at fair value (amortized cost of $588,824 and $598,703, respectively)	587,281	592,858
Securities held to maturity at cost (fair value of $1,620 and $1,871, respectively)	1,572	1,822
Federal Home Loan Bank stock at cost	10,453	10,453
Loans held for sale	2,999	933
Loans, net of deferred loan fees of ($3,285) and ($2,940), respectively	1,833,852	1,708,962
Less: allowance for loan and lease losses	20,819	20,182

Loans, net	1,813,033	1,688,780
Interest receivable	13,837	12,549
Premises and equipment, net	44,152	44,635
Goodwill	29,723	29,723
Other assets	65,604	67,034

Total Assets	$2,676,204	$2,553,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$447,052	$432,293
Interest-bearing	1,633,974	1,591,058

Total deposits	2,081,026	2,023,351
Short-term borrowings:
Federal Home Loan Bank advances	212,700	205,800
Securities sold under agreements to repurchase	70,000	20,000
Other borrowings	344	198

Total short-term borrowings	283,044	225,998
Long-term subordinated debt	22,395	22,378
Other liabilities	28,410	29,057

Total liabilities	2,414,875	2,300,784
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding	—	—

	March 31, 2007	December 31, 2006
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	16,157	16,060	168,033	166,763
Retained earnings			93,904	89,037
Accumulated other comprehensive loss			(608)	(3,453)

Total shareholders’ equity			261,329	252,347

Total Liabilities and Shareholders’ Equity			$2,676,204	$2,553,131

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock				Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Deferred Compensation	Comprehensive Income (Loss)	Shareholders’ Equity
	(in thousands)
Balance at January 1, 2006	15,831	$163,065	$66,051	$(92)	$(2,782)	$226,242
Comprehensive income:
Net income	—	—	8,188	—	—	8,188
Other comprehensive loss net of tax:
Net unrealized investment losses	—	—	—	—	(2,620)	(2,620)

Total comprehensive income						5,568
Transition adjustment related to adoption of SFAS 123(R)		(92)	—	92	—	—
Issuance of stock under equity compensation plan	66	920	—	—	—	920
Equity compensation awards	72	195	—	—	—	195
Tax benefit associated with exercise of stock options	—	275	—	—	—	275
Cash dividends paid on common stock	—	—	(2,063)	—	—	(2,063)

Balance at March 31, 2006	15,969	$164,363	$72,176	$—	$(5,402)	$231,137

Balance at January 1, 2007	16,060	$166,763	$89,037	$—	$(3,453)	$252,347
Comprehensive income:
Net income	—	—	7,283	—	—	7,283
Other comprehensive income net of tax:
Net unrealized investment/cash flow hedging instrument gains	—	—	—	—	2,845	2,845

Total comprehensive income						10,128
Issuance of stock under stock option and other plans	57	891	—	—	—	891
Stock award compensation expense	40	194	—	—	—	194
Stock option compensation expense	—	44	—	—	—	44
Tax benefit associated with exercise of stock options	—	141	—	—	—	141
Cash dividends paid on common stock	—	—	(2,416)	—	—	(2,416)

Balance at March 31, 2007	16,157	$168,033	$93,904	$—	$(608)	$261,329

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$7,283	$8,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	638	215
Deferred income tax benefit	(237)	(138)
Excess tax benefit from stock-based compensation	(41)	(49)
Stock-based compensation expense	238	195
Depreciation, amortization & accretion	1,542	1,402
Net realized gains (losses) on sale of assets	2	(136)
Decrease (increase) in loans held for sale	(2,066)	113
Increase in interest receivable	(1,288)	(318)
Increase in interest payable	515	414
Net changes in other assets and liabilities	(838)	(6,031)

Net cash provided by operating activities	5,748	3,855
Cash Flows From Investing Activities
Purchase of securities available for sale	(800)	(96,743)
Proceeds from sales of securities available for sale	—	3,865
Proceeds from principal repayments and maturities of securities available for sale	10,316	38,637
Proceeds from maturities of securities held to maturity	250	38,637
Loans originated and acquired, net of principal collected	(124,961)	(30,269)
Purchases of premises and equipment	(772)	(1,098)
Proceeds from disposal of premises and equipment	188	22

Net cash used in investing activities	(115,779)	(85,586)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	57,675	(12,900)
Proceeds from Federal Home Loan Bank advances	825,945	512,385
Repayment of Federal Home Loan Bank advances	(819,045)	(417,935)
Net increase in repurchase agreement borrowings	50,000	—
Net increase (decrease) in other borrowings	146	(2,500)
Cash dividends paid on common stock	(2,416)	(2,063)
Proceeds from issuance of common stock, net	891	920
Excess tax benefit from stock-based compensation	41	49
Other, net	—	(24)

Net cash provided by financing activities	113,237	77,932

(Decrease) increase in cash and cash equivalents	3,206	(3,799)
Cash and cash equivalents at beginning of period	104,344	100,406

Cash and cash equivalents at end of period	$107,550	$96,607

Supplemental information:
Cash paid for interest	$15,155	$10,439
Cash paid for income taxes	$880	$1,250

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Bank of Astoria (“Astoria”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2006 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2006 10-K disclosure for the year ended December 31, 2006.

2. Recent Developments

Acquisition of Mountain Bank Holding Company: On March 28, 2007, the Company announced the signing of a definitive merger agreement with Mountain Bank Holding Company, the parent company of Mt. Rainier National Bank, Enumclaw, Washington, in a cash-and-stock transaction valued at approximately $60 million (including value to option holders). According to the terms of the definitive agreement Mountain Bank Holding Company shareholders will receive $25.00 per share in a unit of stock and cash within certain parameters described in the merger agreement. The acquisition, which has been approved by the Boards of Directors of both companies, is subject to, among other contingencies, approval by regulators and Mountain Bank Holding Company shareholders. Mt. Rainier National Bank was formed in 1990 to serve the banking needs of the Enumclaw community. Since then, Mt. Rainier has expanded into several adjacent King County communities and into two markets in Pierce County. As of December 31, 2006, Mountain Bank had approximately $229.9 million in total assets, $164.6 million in net loans, $204.3 million in deposits and $22.3 million in shareholders’ equity. Upon closing of the transaction, which is anticipated to take place in the third quarter of 2007, Mt. Rainier National Bank will be merged into Columbia State Bank and will do business as Mt. Rainier Bank.

Acquisition of Town Center Bancorp: On March 28, 2007, the Company announced the signing of a definitive merger agreement with Town Center Bancorp, the parent company of Town Center Bank, Portland, Oregon, in a cash-and-stock transaction valued at approximately $45.1 million (including value to option holders). According to the terms of the definitive agreement Town Center Bancorp shareholders will receive $9.382 in cash and 0.3391 of Columbia Banking System shares for each share of Town Center Bancorp common stock. The actual value of the consideration paid for each share of Town Center Bancorp stock will depend on the stock price of the Company at the time of closing. The acquisition, which as been approved by the Boards of Directors of both companies, is subject to, among other contingencies, approval by regulators and Town Center Bancorp shareholders. Founded in 1997, Town Center Bank offers banking services to individuals, professionals and small business clients throughout the Portland Metropolitan area. As of December 31, 2006, Town Center Bancorp had consolidated total assets of approximately $133.4 million, net loans of $106.6 million, total deposits of $103.2 million and stockholders’ equity of $12.9 million. Upon closing of the transaction, which is anticipated to take place in the third quarter 2007, Town Center Bank will be merged into Columbia State Bank.

Adoption of FIN 48: Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of March 31, 2007 and January 1, 2007, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the three months ended March 31, 2007. The tax years subject to examination by federal taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003. The tax years subject to examination by state taxing authorities are the years ending December 31, 2006, 2005, 2004, 2003 and 2002.

3. Share-based Payments

At March 31, 2007, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,191,482 shares. Share option and share awards are made at the discretion of the Board of Directors.

Share Awards: Restricted share awards provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain service conditions are met, generally five years of continual service. Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The fair value of share awards is equal to the fair market value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s nonvested shares as of March 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	83,175	$32.58

Granted	43,550	33.77
Vested	(500)	34.69
Forfeited	(3,000)	33.10

Nonvested at March 31, 2007	123,225	$32.98

The weighted average grant date fair value of share awards granted during the three months ended March 31, 2006 was $32.84. As of March 31, 2007, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of shares vested during the three months ended March 31, 2007 was $17,000; no shares vested during the same period in 2006.

Share Options: Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continual service and are exercisable for a five-year period after vesting. Option awards granted have a 10-year maximum term.

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

A summary of option activity under the Plan for the three months ended March 31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2007	335,397	$15.76
Granted	—	—
Forfeited	(1,000)	23.29
Exercised	(48,617)	12.48

Balance at March 31, 2007	285,780	$16.29	4.0	$4,656

Total Exercisable at March 31, 2007	216,205	$13.59	3.4	$2,938

There were no stock options granted by the Company during the three months ended March 31, 2007 and 2006. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1.1 million for each period.

As of March 31, 2007, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$7.73 – 10.29	18,269	1.5	$9.82	18,269	$9.82
10.30 – 12.87	108,313	2.6	11.44	108,313	11.44
12.88 – 15.44	42,376	4.6	14.11	42,376	14.11
15.45 – 18.02	7,350	4.5	17.25	7,350	17.25
18.03 – 20.59	26,193	6.9	18.63	26,193	18.63
20.60 – 23.17	20,279	2.5	22.12	13,704	22.37
23.18 – 25.75	63,000	5.7	25.02	—	—

	285,780	4.0 years	$16.29	216,205	$13.59

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the three months ended March 31, 2007 and 2006, the Company recognized pre-tax compensation expense related to share options and shares of $238,000 and $195,000, respectively.

4. Earnings per share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2007 and 2006 (in thousands, except for per share data):

(dollars in thousands, except per share)	For The Three Months Ended 3/31/2007	For The Three Months Ended 3/31/2006
Net income	$7,283	$8,188

Weighted average common shares outstanding (for basic calculation)	16,104	15,860
Dilutive effect of outstanding common stock options	158	241

Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	16,262	16,101

Net earnings per common share – basic	$0.45	$0.52

Net earnings per common share – diluted	$0.45	$0.51

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three month periods ended March 31, 2007 and March 31, 2006 there were no anti-dilutive shares outstanding related to options to acquire common stock.

5. Dividends

On January 25, 2007, the Company declared a quarterly cash dividend of $0.15 per share, payable on February 22, 2007 to shareholders of record as of the close of business on February 7, 2007. Subsequent to quarter end, on April 25, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 23, 2007, to shareholders of record at the close of business May 9, 2007. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

6. Business Segment Information

The Company is managed along two major lines of business within the Columbia Bank banking subsidiary: commercial banking and retail banking. The treasury function of the Company, included in the “Other” category, although not considered a line of business, is responsible for the management of investments and interest rate risk. The Bank of Astoria banking subsidiary operates as a stand-alone segment of the Company.

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

The principal activities conducted by commercial banking are the origination of commercial business loans, private banking services and real estate lending. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Income:

	Three Months Ended March 31, 2007
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$2,123	$6,455	$16,653	$(1,166)	$24,065
Other income	381	635	1,490	3,671	6,177
Other expense	(1,434)	(2,804)	(4,762)	(11,402)	(20,402)

Contribution to overhead and profit	1,070	4,286	13,381	(8,897)	9,840
Income taxes					(2,557)

Net income					$7,283

Total assets	$221,559	$1,342,496	$431,067	$681,082	$2,676,204

	Three Months Ended March 31, 2006
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$2,068	$5,739	$17,280	$(996)	$24,091
Other income	368	484	1,540	3,581	5,973
Other expense	(1,394)	(2,577)	(4,487)	(9,882)	(18,340)

Contribution to overhead and profit	1,042	3,646	14,333	(7,297)	11,724
Income taxes					(3,536)

Net income					$8,188

Total assets	$212,130	$1,094,287	$460,891	$693,145	$2,460,453

7. Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	March 31, 2007	December 31, 2006
	(in thousands)
Securities Available for Sale
U.S. Government agency	$72,717	$75,452
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	321,251	325,096
State and municipal securities	190,159	189,958
Other securities	3,154	2,352

Total	$587,281	$592,858

Unrealized losses and fair values of securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2007 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$—	$—	$72,717	$(1,089)	$72,717	$(1,089)
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	14,439	(68)	258,836	(4,779)	273,275	(4,847)
State and municipal securities	5,233	(56)	30,089	(401)	35,322	(457)
Other securities	—	—	954	(46)	954	(46)

Total	$19,672	$(124)	$362,596	$(6,315)	$382,268	$(6,439)

At March 31, 2007, there were 16 U.S. Government agency securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

At March 31, 2007, there were 62 state and municipal government securities in an unrealized loss position, of which 57 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2007 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

At March 31, 2007, there were 63 U.S. Government agency mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 62 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

At March 31, 2007, there was one other security, a mortgage-backed securities fund, which was in a continuous loss position for 12 months or more. The unrealized loss on this security was caused by interest rate increases subsequent to the purchase of the security. It is expected that this security would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold this investment until a recovery of market value, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2007.

8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income as reported	$7,283	$8,188
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	4,302	(4,079)
Tax benefit (expense)	(1,512)	1,465

Net unrealized gains (losses) on securities available for sale, net of tax	2,790	(2,614)
Less: reclassification adjustment of realized gains on securities available for sale	—	(10)
Tax expense	—	4

Net realized gains on sale of securities available for sale, net of tax	—	(6)
Unrealized gains from cash flow hedging instruments:
Unrealized holding gains arising during the period	85	—
Tax expense	(30)	—

Net unrealized gains on cash flow hedging instruments, net of tax	55	—

Total comprehensive income	$10,128	$5,568

9. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006
Beginning balance	$20,182	$20,829
Provision charged to expense	638	215
Loans charged-off	(153)	(441)
Recoveries	152	88

Ending balance	$20,819	$20,691

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Beginning balance	$339	$339
Net changes in the allowance for unfunded loan commitments and letters of credit	—	—

Ending balance	$339	$339

10. Goodwill and Intangible Assets

The Company had $29.7 million in goodwill at March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, the Company had a core deposit intangible (“CDI”) asset of $2.8 million and $2.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $96,000 and $113,000 for the three months ended March 31, 2007 and March 31, 2006 respectively. The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Columbia Banking System, Inc.

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2006 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier

NOTE REGARDING FORWARD LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

Management has identified the accounting policies related to the allowance for loan and lease losses as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” in our 2006 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies relating to the allowance for loan and lease losses as compared to those disclosed in our 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income through service charges and fees, merchant services fees, and bank owned life insurance. Our operating expenses consist primarily of compensation and employee benefits, occupancy, merchant card processing, data processing and legal and professional fees. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

Net Interest Income

For the three months ended March 31, 2007, we experienced compression of our net interest margin when compared to the same period in 2006. This compression resulted from an increasing reliance on higher cost deposits and borrowings to fund loan growth. Interest income for the first quarter of 2007 increased 17% over the same period in 2006 while interest expense increased 53%. The increase in interest expense in the current quarter as compared to the same quarter in 2006 is primarily due to rate increases on interest bearing deposits and an increased volume of short-term borrowings, primarily Federal Home Loan Bank (“FHLB”) advances and wholesale repurchase agreements. We began utilizing wholesale repurchase agreements as an additional funding source in the fourth quarter of 2006.

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

	Three months ending March 31,			Three months ending March 31,
	2007			2006
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net	$1,765,692	$34,030	7.82%	$1,567,615	$28,644	7.41%
Securities (2)	597,952	7,820	5.30%	619,428	7,178	4.70%
Interest-earning deposits with banks and federal funds sold	28,728	371	5.24%	3,829	40	4.24%

Total interest-earning assets	$2,392,272	$42,221	7.16%	$2,190,872	$35,862	6.64%
Other earning assets	38,776			37,111
Noninterest-earning assets	154,877			160,697

Total assets	$2,586,025			$2,388,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$556,926	$5,841	4.25%	$530,409	$4,560	3.49%
Savings accounts	109,211	109	0.40%	119,764	111	0.37%
Interest-bearing demand and money market accounts	921,411	6,209	2.73%	860,991	3,820	1.80%

Total interest-bearing deposits	1,587,548	12,159	3.11%	1,511,164	8,491	2.28%
Federal Home Loan Bank advances	233,243	3,179	5.53%	151,613	1,768	4.73%
Securities sold under agreements to repurchase	44,445	596	5.44%	—	—	—
Other borrowings and interest-bearing liabilities	353	2	2.63%	2,674	45	6.77%
Long-term subordinated debt	22,384	507	9.19%	22,318	459	8.33%

Total interest-bearing liabilities	$1,887,973	$16,443	3.53%	$1,687,769	$10,763	2.59%
Noninterest-bearing deposits	413,588			444,687
Other noninterest-bearing liabilities	28,172			25,144
Shareholders’ equity	256,292			231,080

Total liabilities & shareholders’ equity	$2,586,025			$2,388,680

Net interest income (2)		$25,778			$25,099

Net interest margin			4.37%			4.65%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $639,000 and $678,000 for the three months ended March 31, 2007 and 2006, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

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

	Three Months Ended March 31, 2007 Compared to 2006 Increase (Decrease) Due to
(in thousands)	Volume	Rate	Total
Interest Income
Loans (1)	$3,818	$1,568	$5,386
Securities (2)	(281)	923	642
Interest earning deposits with banks and federal funds sold	322	9	331

Interest income (2)	$3,859	$2,500	$6,359

Interest Expense
Deposits:
Certificates of deposit	$278	$1,003	$1,281
Savings accounts	(11)	9	(2)
Interest-bearing demand and money market accounts	407	1,982	2,389

Total interest on deposits	674	2,994	3,668
Federal Home Loan Bank advances	1,112	299	1,411
Securities sold under agreements to repurchase	596	—	596
Other borrowings and interest bearing liabilities	(15)	(28)	(43)
Long-term subordinated debt	2	46	48

Interest expense	$2,369	$3,311	$5,680

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $639,000 and $678,000 for the three months ended March 31, 2007 and 2006, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

Provision for Loan and Lease Losses

During the first quarter of 2007, the Company allocated $638,000 to its provision for loan and lease losses, compared to $215,000 for the same period in 2006. The increased allocation is the result of a substantially higher rate of loan growth for the first three months of 2007 compared to the same period in 2006.

Noninterest Income

Noninterest income increased $204,000 or 3% to $6.2 million for the first quarter of 2007 from $6.0 million for the first quarter of 2006. The increase in noninterest income is primarily due to increased service charges and other fees. Service charges and other fees increased $125,000, or 4%, during the first quarter of 2007 as compared to the same period in 2006. Merchant services revenue of $2.0 million was unchanged from the same period in 2006.

Noninterest Expense

Total noninterest expense increased $2.0 million, or 11%, for the first quarter of 2007 from $18.3 million for the first quarter of 2006. This increase is primarily attributable to increases in compensation and employee benefits, occupancy expenses and legal and professional services. Compensation and employee benefits expenses increased $1.7 million in the first quarter of 2007 primarily as a result of our investment in additional bankers in the retail and lending areas, general wage increases and increased health insurance expenses. Occupancy expenses increased $189,000 from the first quarter of 2006 primarily due to costs incurred in the reconfiguration of our Operations Center in Lakewood, Washington for more efficient use of the space. Legal and professional services increased $593,000 from the first quarter of 2006; however, the 2006 expense included a recovery of $328,000 of previously incurred professional expenses. These increases were partially offset by lower data processing fees which decreased $233,000. The reduced data processing fees reflect cost savings from the conversion of our core banking system in the first quarter of 2006.

Share-Based Payments: Pretax share-based compensation recognized under SFAS 123(R) for the three months ended March 31, 2007 was $238,000 compared to $195,000 for the same period in 2006. These expenses reduced both basic and diluted earnings per share by $0.01 for the quarters ended March 31, 2007 and 2006. Share-based compensation recorded during the quarter related to both stock options and stock awards. We anticipate an additional $3.2 million in pre-tax share-based compensation through 2012 for awards outstanding as of March 31, 2007. For additional information, see Note 3 to the unaudited consolidated condensed financial statements in “Item 1. Financial Statements (unaudited)” of this report.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended March 31,		Increase (Decrease) Amount
(in thousands)	2007	2006
Core deposit intangible amortization (“CDI”)	$96	$113	$(17)
Software support & maintenance	180	159	21
Telephone & network communications	273	300	(27)
Federal Reserve Bank processing fees	113	203	(90)
Supplies	288	350	(62)
Postage	291	352	(61)
Investor relations	75	45	30
Travel	79	55	24
ATM network	137	154	(17)
Sponsorships & charitable contributions	87	163	(76)
Regulatory premiums	42	70	(28)
Directors fees	110	111	(1)
Employee expenses	171	144	27
Insurance	110	121	(11)
Losses on CRA investments (1)	181	—	181
Miscellaneous	601	621	(20)

Total other non-interest expense	$2,834	$2,961	$(127)

(1)	A substantial portion, $114,000, of these losses is offset by credits taken as a reduction in our current period income tax expense.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO and mark-to-market adjustments of interest rate floor instruments] was 63.39% and 58.64% for the first quarter of 2007 and 2006, respectively. The year-to-date change in the efficiency ratio is due to increases in noninterest expense relative to total revenue.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended March 31,
(in thousands)	2007	2006
Net interest income (1)	$24,703	$24,306
Tax equivalent adjustment for non-taxable investment securities interest income (2)	1,075	793

Adjusted net interest income	$25,778	$25,099

Noninterest income	$6,177	$5,973
Gain on sale of investment securities, net	—	(10)
Tax equivalent adjustment for BOLI income (2)	229	215

Adjusted noninterest income	$6,406	$6,178

Noninterest expense	$20,402	$18,340

Efficiency ratio	66.07%	60.57%
Efficiency ratio (fully taxable-equivalent)	63.39%	58.64%
Tax Rate	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully Taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $2.6 million during the first quarter of 2007 resulting in an effective tax rate of 26% compared to a provision of $3.5 million for the first quarter of 2006 and an effective tax rate of 30%. Our effective tax rate declined over the same period in the prior year due to increased tax-exempt municipal securities. Our effective tax rate is less than the statutory rate primarily due to earnings on tax-exempt municipal securities and bank owned life insurance. For additional information, refer to our annual report on Form 10-K for the year ended December 31, 2006.

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

Loan Portfolio Analysis

We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth our loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2007	% of Total	December 31, 2006	% of Total
Commercial business	$681,534	37.2%	$617,899	34.1%
Real estate:
One-to-four family residential	47,876	2.6	51,277	3.0
Commercial and five or more family residential commercial properties	691,758	37.7	687,635	40.3

Total real estate	739,634	40.3	738,912	43.3
Real estate construction:
One-to-four family residential	139,806	7.6	92,124	5.4
Commercial and five or more family residential commercial properties	128,728	7.0	115,185	6.8

Total real estate construction	268,534	14.6	207,309	12.2
Consumer	147,435	8.1	147,782	8.6

Sub-total loans	1,837,137	100.2	1,711,902	100.2
Less: Deferred loan fees	(3,285)	(0.2)	(2,940)	(0.2)

Total loans	$1,833,852	100.0%	$1,708,962	100.0%

Loans held for sale	$2,999		$933

Approximately 52% of our loan growth since December 31, 2006 was in commercial business loans, excluding commercial real estate loans. Loan growth of approximately 7% in the first quarter of 2007 was robust compared to growth of approximately 2% in the same period in 2006.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. We believe that increases in commercial lending during the three months of 2007 were due to the confidence of business owners in the stability of our local economy as well as the contribution of our new commercial banking team added late in the fourth quarter of 2006 and the expansion of our Seattle private banking group during the current quarter. Management expects to continue to expand its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

Real Estate Loans: These loans are used to collateralize outstanding advances from the FHLB. Generally, our policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within our primary market areas, and typically have loan-to-value ratios of 80% or lower. However, the loan amounts may exceed 80% with private mortgage insurance.

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

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and to provide financing to builders for the construction of pre-sold homes and speculative residential construction. Growth in this sector of the portfolio is due to an increased emphasis on our Builder Banking program as well as the contribution of our new Builder Banking team added late in the fourth quarter of 2006.

Consumer Loans: Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Loans: Our banking subsidiaries are not involved with loans to foreign companies or foreign countries.

Nonperforming Assets

Nonperforming assets consist of: (i) nonaccrual loans; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned. Collectively, nonaccrual and restructured loans are considered nonperforming loans.

Nonaccrual loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.

At March 31, 2007 and December 31, 2006 we had no other real estate owned or other personal property owned. Therefore, total nonperforming assets consisted only of nonperforming loans which decreased 3% to 0.13% of period-end assets at March 31, 2007 down from 0.14% of period-end assets at December 31, 2006.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	March 31, 2007	December 31, 2006
Nonaccrual:
Commercial business	$1,776	$1,777
Real estate:
One-to-four family residential	303	366
Commercial and five or more family residential	211	217
Consumer	290	54

Total nonaccrual loans	2,580	2,414

Restructured:
Commercial business	806	1,066

Total nonperforming loans	3,386	3,480

Total nonperforming assets	$3,386	$3,480

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

Allowance for Loan and Lease Losses

At March 31, 2007, our allowance for loan and lease losses (“ALLL”) was $20.8 million, or 1.14% of total loans (excluding loans held for sale) and 615% of both nonperforming loans and nonperforming assets. This compares with an allowance of $20.2 million, or 1.18% of the total loan portfolio (excluding loans held for sale) and 580% of both nonperforming loans and nonperforming assets at December 31, 2006.

There have been no significant changes during the first quarter of 2007 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan and lease loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures remained strong in the first quarter of 2007. Management carefully monitors and evaluates the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At March 31, 2007 and December 31, 2006, our allowance for unfunded loan commitments and letters of credit was $339,000. There was no provision during the first quarter of either 2007 or 2006.

The following table provides an analysis of our allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2007	2006
Beginning balance	$20,182	$20,829
Charge-offs:
Commercial business	(97)	(16)
Commercial real estate	—	—
Consumer	(56)	(425)

Total charge-offs	(153)	(441)
Recoveries:
Commercial business	98	28
Commercial real estate	9	9
Real estate construction: One-to-four family residential		7
Consumer	45	44

Total recoveries	152	88

Net charge-offs	(1)	(353)
Provision charged to expense	638	215

Ending balance	$20,819	$20,691

Total loans, net at end of period (1)	$1,833,852	$1,595,262

Allowance for loan and lease losses to total loans	1.14%	1.30%

(1)	Excludes loans held for sale

During the first quarter of 2007, we had net loan charge-offs of $1,000 compared to net loan charge-offs of $353,000 in the same period of 2006. The decline in losses is primarily the result of good overall credit quality levels and diligent collection efforts. The net charge-offs for all periods were comprised of multiple loans.

Securities

Approximately 99% of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At March 31, 2007 and December 31, 2006, the market value of securities available for sale had an unrealized loss, net of tax, of $1.0 million and $3.8 million, respectively. The change in market value of securities available for sale is due primarily to fluctuations in interest rates. For additional information on the composition of available for sale securities in a loss position and the duration of the time the securities have been in a loss position, see Note 7 to the unaudited consolidated condensed financial statements in “Item 1. Financial Statements (unaudited)” of this report.

The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2007	December 31, 2006
	(in thousands)
Securities Available for Sale
U.S. Government agency	$72,717	$75,452
U.S. Government agency mortgage-backed securities and collateralized mortgage obligations	321,251	325,096
State and municipal securities	190,159	189,958
Other securities	3,154	2,352

Total	$587,281	$592,858

Securities Held to Maturity
State & municipal securities	$1,572	$1,822

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the Federal Home Loan Bank of Seattle (the “FHLB”) and wholesale repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, and money market accounts) increased $45.1 million, or 3% during the first quarter of 2007 and certificate of deposit balances increased $13.0 million, or 2% compared to year-end 2006. Average core deposits decreased to $1.44 billion during the first quarter of 2007 from $1.46 billion in the fourth quarter 2006.

With heightened consumer confidence in the equity markets, we recognize that some of the deposit growth which occurred during the past several years is likely migrating to those markets. Competitive pressure from banks in our market areas with a strained liquidity posture may also slow our deposit growth. However, in the long-term we anticipate continued growth in our core deposits through both the addition of new customers and our current client base.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At March 31, 2007 and December 31, 2006, brokered and other wholesale deposits (excluding public deposits) totaled $10.5 million, less than 1% of total deposits. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

Deposit Composition (in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Demand and other non interest bearing	$447,052	$432,293	$448,664
Interest bearing demand	430,967	414,198	350,081
Money market	530,542	516,415	535,681
Savings	110,236	110,795	120,965
Certificates of deposit	562,229	549,650	534,972

Total deposits	$2,081,026	$2,023,351	$1,990,363

Borrowings

We rely on FHLB advances as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At March 31, 2007, we had FHLB advances of $212.7 million, compared to advances of $205.8 million at December 31, 2006.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2007, we had repurchase agreements of $70.0 million, compared to agreements of $20.0 million at December 31, 2006. Management anticipates that we will continue to rely on both FHLB advances and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 8.94% at March 31, 2007. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $22.4 million at March 31, 2007 and December 31, 2006. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At March 31, 2007 and December 31, 2006 there was no balance outstanding on the line of credit. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2007, we had commitments to extend credit of $866.1 million compared to $764.3 million at December 31, 2006.

Capital Resources

Shareholders’ equity at March 31, 2007 was $261.3 million, up 4% from $252.3 million at December 31, 2006. The increase is due primarily to net income of $7.3 million for the first quarter of 2007. Shareholders’ equity was 9.8% and 9.9% of total period-end assets at March 31, 2007, and December 31, 2006, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2007 and December 31, 2006.

	Company		Columbia Bank		Astoria		Requirements
	3/31/2007	12/31/2006	3/31/2007	12/31/2006	3/31/2007	12/31/2006	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	12.70%	13.23%	11.89%	12.50%	11.47%	11.98%	8%	10%
Tier 1 risk-based capital ratio	11.71%	12.21%	10.90%	11.48%	10.41%	10.93%	4%	6%
Leverage ratio	9.84%	9.86%	9.21%	9.32%	8.36%	8.48%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2007 we had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2006. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2006 Annual Report on Form 10-K.

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

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Change in Control Agreement between the Bank and Kent L. Roberts effective December 4, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 4, 2007	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2007	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2007	By	/s/ CLINT E. STEIN
Clint E. Stein Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)