Form 10-Q/A
period 2007-03-31
COLUMBIA BANKING SYSTEM INC
filed 2007-05-11
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On May 4, 2007 Columbia Banking System, Inc. (the “Company”) filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “First Quarter 10-Q”). It has come to the Company’s attention that the amount of proceeds from principal repayments and maturities of securities available for sale for the three months ended March 31, 2006 in the Consolidated Condensed Statements of Cash Flows was also included as the amount of proceeds from maturities of securities held to maturity. In addition, three other typographical errors were identified. Accordingly, the Company is filing this Amendment No. 1 to its First Quarter 10-Q with the following corrections:

Item 1.	Financial Statements (unaudited)

Page 7, Consolidated Condensed Statements of Cash Flows (Three Months Ended March 31, 2006):

Proceeds from maturities of securities held to maturity: This amount was stated at $38,637 and should be $0.

Page 10, Footnote 5 - Dividends:

The cash dividend of $0.15 per share announced on January 25, 2007: This amount was stated as payable on February 22, 2007 and should be February 21, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Page 15, Average Balances Table (Three months ending March 31, 2007):

Average balance of total interest-earning assets: This amount was stated at $2,392,272 and should be $2,392,372

Page 19, Loan Portfolio Analysis Table (December 31, 2006):

Commercial Business loans as a percentage of total loans: This amount was stated at 34.1% and should be 36.1%

This Amendment No. 1 does not reflect events occurring after the filing of the First Quarter 10-Q, does not update disclosures contained in the First Quarter 10-Q, and does not modify or amend the First Quarter 10-Q except as specifically described in this explanatory note. No other changes were made to the First Quarter 10-Q, which is set forth in its entirety below.

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

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net income	$7,283	$8,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	638	215
Deferred income tax benefit	(237)	(138)
Excess tax benefit from stock-based compensation	(41)	(49)
Stock-based compensation expense	238	195
Depreciation, amortization & accretion	1,542	1,402
Net realized gains (losses) on sale of assets	2	(136)
Decrease (increase) in loans held for sale	(2,066)	113
Increase in interest receivable	(1,288)	(318)
Increase in interest payable	515	414
Net changes in other assets and liabilities	(838)	(6,031)

Net cash provided by operating activities	5,748	3,855
Cash Flows From Investing Activities
Purchase of securities available for sale	(800)	(96,743)
Proceeds from sales of securities available for sale	—	3,865
Proceeds from principal repayments and maturities of securities available for sale	10,316	38,637
Proceeds from maturities of securities held to maturity	250	—
Loans originated and acquired, net of principal collected	(124,961)	(30,269)
Purchases of premises and equipment	(772)	(1,098)
Proceeds from disposal of premises and equipment	188	22

Net cash used in investing activities	(115,779)	(85,586)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	57,675	(12,900)
Proceeds from Federal Home Loan Bank advances	825,945	512,385
Repayment of Federal Home Loan Bank advances	(819,045)	(417,935)
Net increase in repurchase agreement borrowings	50,000	—
Net increase (decrease) in other borrowings	146	(2,500)
Cash dividends paid on common stock	(2,416)	(2,063)
Proceeds from issuance of common stock, net	891	920
Excess tax benefit from stock-based compensation	41	49
Other, net	—	(24)

Net cash provided by financing activities	113,237	77,932

(Decrease) increase in cash and cash equivalents	3,206	(3,799)
Cash and cash equivalents at beginning of period	104,344	100,406

Cash and cash equivalents at end of period	$107,550	$96,607

Supplemental information:
Cash paid for interest	$15,155	$10,439
Cash paid for income taxes	$880	$1,250

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

5. Dividends

On January 25, 2007, the Company declared a quarterly cash dividend of $0.15 per share, payable on February 21, 2007 to shareholders of record as of the close of business on February 7, 2007. Subsequent to quarter end, on April 25, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 23, 2007, to shareholders of record at the close of business May 9, 2007. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

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

	Three months ending March 31,			Three months ending March 31,
	2007			2006
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net	$1,765,692	$34,030	7.82%	$1,567,615	$28,644	7.41%
Securities (2)	597,952	7,820	5.30%	619,428	7,178	4.70%
Interest-earning deposits with banks and federal funds sold	28,728	371	5.24%	3,829	40	4.24%

Total interest-earning assets	$2,392,372	$42,221	7.16%	$2,190,872	$35,862	6.64%
Other earning assets	38,776			37,111
Noninterest-earning assets	154,877			160,697

Total assets	$2,586,025			$2,388,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$556,926	$5,841	4.25%	$530,409	$4,560	3.49%
Savings accounts	109,211	109	0.40%	119,764	111	0.37%
Interest-bearing demand and money market accounts	921,411	6,209	2.73%	860,991	3,820	1.80%

Total interest-bearing deposits	1,587,548	12,159	3.11%	1,511,164	8,491	2.28%
Federal Home Loan Bank advances	233,243	3,179	5.53%	151,613	1,768	4.73%
Securities sold under agreements to repurchase	44,445	596	5.44%	—	—	—
Other borrowings and interest-bearing liabilities	353	2	2.63%	2,674	45	6.77%
Long-term subordinated debt	22,384	507	9.19%	22,318	459	8.33%

Total interest-bearing liabilities	$1,887,973	$16,443	3.53%	$1,687,769	$10,763	2.59%
Noninterest-bearing deposits	413,588			444,687
Other noninterest-bearing liabilities	28,172			25,144
Shareholders’ equity	256,292			231,080

Total liabilities & shareholders’ equity	$2,586,025			$2,388,680

Net interest income (2)		$25,778			$25,099

Net interest margin			4.37%			4.65%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $639,000 and $678,000 for the three months ended March 31, 2007 and 2006, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%

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

The following table sets forth our loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2007	% of Total	December 31, 2006	% of Total
Commercial business	$681,534	37.2%	$617,899	36.1%
Real estate:
One-to-four family residential	47,876	2.6	51,277	3.0
Commercial and five or more family residential commercial properties	691,758	37.7	687,635	40.3

Total real estate	739,634	40.3	738,912	43.3
Real estate construction:
One-to-four family residential	139,806	7.6	92,124	5.4
Commercial and five or more family residential commercial properties	128,728	7.0	115,185	6.8

Total real estate construction	268,534	14.6	207,309	12.2
Consumer	147,435	8.1	147,782	8.6

Sub-total loans	1,837,137	100.2	1,711,902	100.2
Less: Deferred loan fees	(3,285)	(0.2)	(2,940)	(0.2)

Total loans	$1,833,852	100.0%	$1,708,962	100.0%

Loans held for sale	$2,999		$933

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 10, 2007	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By	/s/ CLINT E. STEIN
Clint E. Stein Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)