Form 10-Q
period 2007-06-30
COLUMBIA BANKING SYSTEM INC
filed 2007-08-03
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Large accelerated filer  ☐    Accelerated filers  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding at July 31, 2007 was 17,892,199

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2007	2006	2007	2006
Interest Income
Loans	$36,224	$30,328	$70,254	$58,972
Taxable securities	4,657	5,208	9,442	10,166
Tax-exempt securities	1,960	1,753	3,920	3,180
Federal funds sold and deposits with banks	414	121	785	161

Total interest income	43,255	37,410	84,401	72,479
Interest Expense
Deposits	13,617	9,408	25,776	17,899
Federal Home Loan Bank advances	2,484	3,206	5,663	4,974
Long-term obligations	513	492	1,020	951
Other borrowings	946	2	1,544	47

Total interest expense	17,560	13,108	34,003	23,871

Net Interest Income	25,695	24,302	50,398	48,608
Provision for loan and lease losses	329	250	967	465

Net interest income after provision for loan and lease losses	25,366	24,052	49,431	48,143
Noninterest Income
Service charges and other fees	3,293	2,907	6,252	5,741
Merchant services fees	2,124	2,174	4,093	4,212
Gain on sale of securities available for sale, net	—	—	—	10
Bank owned life insurance (“BOLI”)	451	434	877	833
Other	873	752	1,696	1,444

Total noninterest income	6,741	6,267	12,918	12,240
Noninterest Expense
Compensation and employee benefits	10,848	9,426	22,206	19,095
Occupancy	2,945	2,685	5,782	5,333
Merchant processing	884	887	1,707	1,671
Advertising and promotion	657	854	1,204	1,506
Data processing	553	520	1,120	1,320
Legal and professional services	687	737	1,510	967
Taxes, licenses and fees	703	640	1,316	1,236
Gain on sale of other real estate owned, net	—	(11)	—	(11)
Interest rate floor valuation adjustment	—	1,775	—	1,775
Other	2,989	3,623	5,823	6,584

Total noninterest expense	20,266	21,136	40,668	39,476

Income before income taxes	11,841	9,183	21,681	20,907
Provision for income taxes	3,297	1,944	5,854	5,480

Net Income	$8,544	$7,239	$15,827	$15,427

Net income per common share:
Basic	$.53	$.45	$.98	$.97
Diluted	.53	.45	.97	.96
Dividends paid per common share	$.17	$.14	$.32	$.27
Average number of common shares outstanding	16,126	15,937	16,115	15,907
Average number of diluted common shares outstanding	16,258	16,115	16,261	16,095

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks			$69,829	$76,365
Interest-earning deposits with banks			15,070	13,979
Federal funds sold			6,600	14,000

Total cash and cash equivalents			91,499	104,344
Securities available for sale at fair value (amortized cost of $570,891 and $598,703, respectively)			558,716	592,858
Securities held to maturity at cost (fair value of $1,618 and $1,871, respectively)			1,573	1,822
Federal Home Loan Bank stock at cost			10,453	10,453
Loans held for sale			2,551	933
Loans, net of deferred loan fees of ($3,281) and ($2,940), respectively			1,859,592	1,708,962
Less: allowance for loan and lease losses			21,339	20,182

Loans, net			1,838,253	1,688,780
Interest receivable			13,349	12,549
Premises and equipment, net			44,959	44,635
Goodwill			29,723	29,723
Other assets			69,870	67,034

Total Assets			$2,660,946	$2,553,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$419,695	$432,293
Interest-bearing			1,697,630	1,591,058

Total deposits			2,117,325	2,023,351
Short-term borrowings:
Federal Home Loan Bank advances			161,700	205,800
Securities sold under agreements to repurchase			70,000	20,000
Other borrowings			49	198

Total short-term borrowings			231,749	225,998
Long-term subordinated debt			22,411	22,378
Other liabilities			29,688	29,057

Total liabilities			2,401,173	2,300,784
Commitments and contingent liabilities			—	—
Shareholders’ equity:
Preferred stock (no par value) Authorized, 2 million shares; none outstanding			—	—

	June 30, 2007	December 31, 2006
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	16,166	16,060	168,401	166,763
Retained earnings			99,701	89,037
Accumulated other comprehensive loss			(8,329)	(3,453)

Total shareholders’ equity			259,773	252,347

Total Liabilities and Shareholders’ Equity			$2,660,946	$2,553,131

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Common stock				Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Deferred Compensation	Comprehensive Loss	Shareholders’ Equity
	(in thousands)
Balance at January 1, 2006	15,831	$163,065	$66,051	$(92)	$(2,782)	$226,242
Comprehensive income:
Net income	—	—	15,427	—	—	15,427
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	(7,616)	(7,616)

Total comprehensive income						7,811
Transition adjustment related to adoption of SFAS 123(R)	—	(92)	—	92	—	—
Issuance of stock under equity compensation plan	122	1,433	—	—	—	1,433
Issuance of restricted stock under equity compensation plan	71	328	—	—	—	328
Tax benefit associated with exercise of stock options	—	730	—	—	—	730
Cash dividends paid on common stock	—	—	(4,303)	—	—	(4,303)

Balance at June 30, 2006	16,024	$165,464	$77,175	$—	$(10,398)	$232,241

Balance at January 1, 2007	16,060	$166,763	$89,037	$—	$(3,453)	$252,347
Comprehensive income:
Net income	—	—	15,827	—	—	15,827
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	(4,063)	(4,063)
Net unrealized loss from cash flow hedging instruments	—	—	—	—	(813)	(813)

Total comprehensive income						10,951
Issuance of stock under stock option and other plans	64	986	—	—	—	986
Stock award compensation expense	42	368	—	—	—	368
Stock option compensation expense	—	92	—	—	—	92
Tax benefit associated with exercise of stock options	—	192	—	—	—	192
Cash dividends paid on common stock	—	—	(5,163)	—	—	(5,163)

Balance at June 30, 2007	16,166	$168,401	$99,701	$—	$(8,329)	$259,773

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Operating Activities
Net income	$15,827	$15,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	967	465
Deferred income tax benefit	(960)	(133)
Excess tax benefit from stock-based compensation	(63)	(94)
Stock-based compensation expense	460	328
Gain on sale of investment securities	—	(10)
Gain on sale of other real estate owned and other personal property owned	—	(11)
Depreciation, amortization and accretion	3,043	3,121
Net realized gains on sale of assets	(2)	(36)
Net change in:
Loans held for sale	(1,618)	562
Interest receivable	(800)	130
Interest payable	1,159	798
Other assets	(614)	(2,144)
Other liabilities	(266)	(2,926)

Net cash provided by operating activities	17,133	15,477
Investing Activities
Purchases of securities available for sale	(2,388)	(136,077)
Proceeds from sales of securities available for sale	—	3,865
Proceeds from principal repayments and maturities of securities available for sale	29,554	53,253
Proceeds from maturities of securities held to maturity	250	—
Loans originated and acquired, net of principal collected	(150,510)	(59,885)
Purchases of premises and equipment	(2,691)	(2,401)
Proceeds from disposal of premises and equipment	196	88
Proceeds from sales of other real estate and other personal property owned	—	29

Net cash used in investing activities	(125,589)	(141,128)
Financing Activities
Net increase (decrease) in deposits	93,974	(42,741)
Proceeds from Federal Home Loan Bank advances	1,635,250	1,369,220
Repayment of Federal Home Loan Bank advances	(1,679,350)	(1,160,620)
Net increase in repurchase agreement borrowings	50,000	—
Net decrease other borrowings	(149)	(2,500)
Cash dividends paid on common stock	(5,163)	(4,303)
Proceeds from issuance of common stock, net	986	1,433
Excess tax benefit from stock-based compensation	63	94

Net cash provided by financing activities	95,611	160,583
Increase (decrease) in cash and cash equivalents	(12,845)	34,932
Cash and cash equivalents at beginning of period	104,344	100,406

Cash and cash equivalents at end of period	$91,499	$135,338

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,844	$23,073
Cash paid for income taxes	6,550	8,660

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Bank of Astoria (“Astoria”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2006 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2006 10-K disclosure for the year ended December 31, 2006.

2. Recent Developments

Acquisition of Mountain Bank Holding Company: On March 28, 2007, the Company announced the signing of a definitive merger agreement with Mountain Bank Holding Company, the parent company of Mt. Rainier National Bank, Enumclaw, Washington, in a cash-and-stock transaction valued at approximately $60 million (including value to option holders). Subsequent to quarter-end, on July 23, 2007, the acquisition of Mountain Bank Holding Company was completed and Mt. Rainier National Bank was merged into Columbia State Bank doing business as Mt. Rainier Bank. Mountain Bank Holding Company shareholders received $11.25 in cash and 0.4231 of Columbia Banking System shares for each share of Mountain Bank Holding Company common stock. Mt. Rainier National Bank was formed in 1990 to serve the banking needs of the Enumclaw community. Since then, Mt. Rainier National Bank has expanded into several adjacent King County communities and into two markets in Pierce County. As of March 31, 2007, Mountain Bank had approximately $236 million in total assets, $170 million in net loans, $209 million in deposits and $23 million in shareholders’ equity.

Acquisition of Town Center Bancorp: On March 28, 2007, the Company announced the signing of a definitive merger agreement with Town Center Bancorp, the parent company of Town Center Bank, Portland, Oregon, in a cash-and-stock transaction valued at approximately $45.1 million (including value to option holders). Subsequent to quarter-end, on July 23, 2007, the acquisition of Town Center Bancorp was completed and Town Center Bank was merged into Columbia State Bank. Town Center Bancorp shareholders received $9.382 in cash and 0.3391 of Columbia Banking System shares for each share of Town Center Bancorp common stock. Founded in 1997, Town Center Bank offers banking services to individuals, professionals and small business clients throughout the Portland Metropolitan area. As of March 31, 2007, Town Center Bancorp had consolidated total assets of approximately $135 million, net loans of $105 million, $105 million in deposits and stockholders’ equity of $14 million.

Adoption of FIN 48: Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of June 30, 2007 and January 1, 2007, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the six months ended June 30, 2007. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2006, 2005 and 2004.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 (in thousands, except for per share data):

	For The Three Months Ended 6/30/2007	For The Three Months Ended 6/30/2006	For The Six Months Ended 6/30/2007	For The Six Months Ended 6/30/2006
Net income	$8,544	$7,239	$15,827	$15,427

Weighted average common shares outstanding (for basic calculation)	16,126	15,937	16,115	15,907
Dilutive effect of outstanding common stock options	132	178	146	188

Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	16,258	16,115	16,261	16,095

Earnings per common share – basic	$0.53	$0.45	$0.98	$0.97

Earnings per common share – diluted	$0.53	$0.45	$0.97	$0.96

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six month periods ended June 30, 2007 and June 30, 2006 there were no anti-dilutive shares outstanding related to options to acquire common stock.

4. Dividends

On January 25, 2007, the Company declared a quarterly cash dividend of $0.15 per share, payable on February 21, 2007 to shareholders of record as of the close of business on February 7, 2007. On April 25, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 23, 2007, to shareholders of record at the close of business May 9, 2007. Subsequent to quarter end, on July 26, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on August 22, 2007, to shareholders of record at the close of business August 8, 2007. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

5. Business Segment Information

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

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Income:

	Three Months Ended June 30, 2007
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$2,185	$6,947	$16,858	$(624)	$25,366
Other income	388	725	1,635	3,993	6,741
Other expense	(1,578)	(2,575)	(4,975)	(11,138)	(20,266)

Contribution to overhead and profit	995	5,097	13,518	(7,769)	11,841
Income taxes					(3,297)

Net income					$8,544

Total assets	$221,109	$1,354,301	$446,216	$639,320	$2,660,946

	Three Months Ended June 30, 2006
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$2,073	$5,666	$17,710	$(1,397)	$24,052
Other income	404	450	1,552	3,861	6,267
Other expense	(1,495)	(2,278)	(4,468)	(12,895)	(21,136)

Contribution to overhead and profit	982	3,838	14,794	(10,431)	9,183
Income taxes					(1,944)

Net income					$7,239

Total assets	$213,993	$1,121,709	$453,398	$755,498	$2,544,598

	Six Months Ended June 30, 2007
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$4,271	$13,403	$33,511	$(1,754)	$49,431
Other income	770	1,360	3,125	7,663	12,918
Other expense	(3,022)	(5,378)	(9,737)	(22,531)	(40,668)

Contribution to overhead and profit	2,019	9,385	26,899	(16,622)	21,681
Income taxes					(5,854)

Net income					$15,827

Total assets	$221,109	$1,354,301	$446,216	$639,320	$2,660,946

	Six Months Ended June 30, 2006
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$4,141	$11,405	$34,990	$(2,393)	$48,143
Other income	776	933	3,092	7,439	12,240
Other expense	(2,888)	(4,855)	(8,955)	(22,778)	(39,476)

Contribution to overhead and profit	2,029	7,483	29,127	(17,732)	20,907
Income taxes					(5,480)

Net income					$15,427

Total assets	$213,993	$1,121,709	$453,398	$755,498	$2,544,598

6. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006
Net income as reported	$8,544	$7,239
Unrealized loss from securities:
Net unrealized loss from available for sale securities arising during the period, net of tax of $(3,782) and $(2,726)	(6,851)	(4,996)

Unrealized loss from cash flow hedging instruments:
Net unrealized loss arising during the period, net of tax of $(480) and $0	(881)	—
Reclassification adjustment of losses included in income, net of tax of $5 and $0	10	—

Net unrealized loss from cash flow hedging instruments	(871)	—

Total comprehensive income	$822	$2,243

	Six Months Ended June 30,
(in thousands)	2007	2006
Net income as reported	$15,827	$15,427
Unrealized loss from securities:
Net unrealized loss from available for sale securities arising during the period, net of tax of $(2,267) and $(4,191)	(4,063)	(7,610)
Reclassification of net gain from available for sale securities included in net income, net of tax of $0 and $(4)	—	(6)

Net unrealized loss from securities, net of reclassification adjustments	(4,063)	(7,616)

Unrealized loss from cash flow hedging instruments:
Net unrealized loss arising during the period, net of tax of $(451) and $0	(826)	—
Reclassification adjustment of losses included in income, net of tax of $7 and $0	13	—

Net unrealized loss from cash flow hedging instruments	(813)	—

Total comprehensive income	$10,951	$7,811

7. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

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

On a quarterly basis the Chief Credit Officer of the Company reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the allowance, including economic and business condition reviews. These factors include general economic and business conditions affecting the Company’s market place, credit quality trends, including trends in nonperforming loans, collateral values, seasoning of the loan portfolio, bank regulatory examination results, findings of internal credit examiners and the duration of current business cycles. The allowance is increased by provisions charged to income, and is reduced by loans charged-off, net of recoveries. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, and net income could be affected, if circumstances differ from the assumptions used in determining the allowance.

The following table presents activity in the allowance for loan and lease losses for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$20,819	$20,691	$20,182	$20,829
Provision charged to expense	329	250	967	465
Loans charged-off	(175)	(140)	(326)	(581)
Recoveries	366	189	516	277

Ending balance	$21,339	$20,990	$21,339	$20,990

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$339	$339	$339	$339
Net changes in the allowance for unfunded loan commitments and letters of credit	—	—	—	—

Ending balance	$339	$339	$339	$339

8. Goodwill and Intangible Assets

The Company had $29.7 million in goodwill at June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, the Company had a core deposit intangible (“CDI”) asset of $2.8 million and $2.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $96,000 and $192,000 for the three and six months ended June 30, 2007, respectively, and $113,000 and $226,000 for the three and six months ended June 30, 2006, respectively. Amortization expense related to the CDI is included in other noninterest expense on the consolidated condensed statements of income.

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

Net Interest Income

For the three months ended June 30, 2007, we experienced compression of our net interest margin when compared to the same period in 2006. This compression resulted from increased funding costs. For the second quarter of 2007, interest income and interest expense increased 16% and 34%, respectively, when compared to the same period in 2006. The increase in interest income for the period is primarily due to increased loan volume whereas the increase in interest expense is primarily due to rate increases on interest bearing deposits. For the six months ended June 30, 2007, interest income increased 16% over the same period in 2006 whereas interest expense increased 42%. Similar to the quarterly results, the increase in interest income in the first half of the year was driven primarily by loan growth and the increase in interest expense by rate increases on interest bearing deposits.

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

	Three months ending June 30,			Three months ending June 30,
	2007			2006
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net	$1,846,163	$36,224	7.87%	$1,613,253	$30,328	7.54%
Securities (2)	582,378	7,692	5.30%	645,343	7,929	4.93%
Interest-earning deposits with banks and federal funds sold	32,062	414	5.18%	9,663	121	5.02%

Total interest-earning assets	2,460,603	$44,330	7.23%	2,268,259	$38,378	6.79%
Other earning assets	39,196			37,502
Noninterest-earning assets	155,064			174,824

Total assets	$2,654,863			$2,480,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$604,307	$6,613	4.39%	$535,153	$4,945	3.71%
Savings accounts	105,089	109	0.42%	117,355	107	0.37%
Interest-bearing demand and money market accounts	960,729	6,894	2.88%	868,278	4,356	2.01%

Total interest-bearing deposits	1,670,125	13,616	3.27%	1,520,786	9,408	2.48%
Federal Home Loan Bank advances	180,952	2,485	5.51%	250,812	3,206	5.13%
Securities sold under agreements to repurchase	70,000	945	5.41%	—	—	—
Other borrowings and interest-bearing liabilities	263	2	2.60%	246	2	1.52%
Long-term subordinated debt	22,401	512	9.17%	22,334	492	8.84%

Total interest-bearing liabilities	1,943,741	17,560	3.62%	1,794,178	13,108	2.93%
Noninterest-bearing deposits	420,148			428,822
Other noninterest-bearing liabilities	28,069			24,971
Shareholders’ equity	262,905			232,614

Total liabilities & shareholders’ equity	$2,654,863			$2,480,585

Net interest income (2)		$26,770			$25,270

Net interest margin			4.36%			4.47%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $706,000 and $372,000 for the three months ended June 30, 2007 and 2006, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Six months ending June 30,			Six months ending June 30,
	2007			2006
(in thousands)	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate
ASSETS
Loans, net	$1,806,150	$70,254	7.84%	$1,590,560	$58,972	7.48%
Securities (2)	590,122	15,512	5.30%	632,457	15,106	4.82%
Interest-earning deposits with banks and federal funds sold	30,404	785	4.96%	6,762	161	4.80%

Total interest-earning assets	2,426,676	$86,551	7.19%	2,229,779	$74,239	6.71%
Other earning assets	38,987			37,308
Noninterest-earning assets	154,971			167,800

Total assets	$2,620,634			$2,434,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$580,748	$12,454	4.32%	$532,795	$9,506	3.60%
Savings accounts	107,139	218	0.41%	118,553	215	0.37%
Interest-bearing demand and money market accounts	941,178	13,103	2.81%	864,654	8,178	1.91%

Total interest-bearing deposits	1,629,065	25,775	3.19%	1,516,002	17,899	2.38%
Federal Home Loan Bank advances	206,953	5,664	5.52%	201,486	4,974	4.98%
Securities sold under agreements to repurchase	57,293	1,540	5.42%	—	—	—
Other borrowings and interest-bearing liabilities	308	4	2.62%	1,454	47	6.47%
Long-term subordinated debt	22,392	1,020	9.18%	22,326	951	8.59%

Total interest-bearing liabilities	1,916,011	34,003	3.58%	1,741,268	23,871	2.76%
Noninterest-bearing deposits	416,886			436,711
Other noninterest-bearing liabilities	28,120			25,057
Shareholders’ equity	259,617			231,851

Total liabilities & shareholders’ equity	$2,620,634			$2,434,887

Net interest income (2)		$52,548			$50,368

Net interest margin			4.37%			4.56%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.3 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

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

(in thousands)	Three Months Ended June 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loans (1)	$4,570	$1,326	$5,896
Securities (2)	(832)	595	(237)
Interest earning deposits with banks and federal funds sold	289	4	293

Interest income (2)	$4,027	$1,925	$5,952

Interest Expense
Deposits:
Certificates of deposit	$757	$911	$1,668
Savings accounts	(13)	15	2
Interest-bearing demand and money market accounts	663	1,875	2,538

Total interest on deposits	1,407	2,801	4,208
Federal Home Loan Bank advances	(959)	238	(721)
Securities sold under agreements to repurchase	945	—	945
Long-term subordinated debt	2	18	20
Other borrowings and interest bearing liabilities	—	—	—

Interest expense	$1,395	$3,057	$4,452

(1)    Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $706,000 and $372,000 for the three months ended June 30, 2007 and 2006, respectively.

(2)    Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(in thousands)	Six Months Ended June 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loans (1)	$8,386	$2,896	$11,282
Securities (2)	(1,113)	1,519	406
Interest earning deposits with banks and federal funds sold	610	14	624

Interest income (2)	$7,883	$4,429	$12,312

Interest Expense
Deposits:
Certificates of deposit	$1,028	$1,920	$2,948
Savings accounts	(23)	26	3
Interest-bearing demand and money market accounts	1,065	3,860	4,925

Total interest on deposits	2,070	5,806	7,876
Federal Home Loan Bank advances	150	540	690
Securities sold under agreements to repurchase	1,540	—	1,540
Long-term subordinated debt	3	66	69
Other borrowings and interest bearing liabilities	(15)	(28)	(43)

Interest expense	$3,748	$6,384	$10,132

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.3 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the second quarter of 2007, the Company allocated $329,000 to its provision for loan and lease losses, compared to $250,000 for the same period in 2006. For the six months ended June 30, 2007, the Company allocated $967,000 to its provision for loan and lease losses, compared to $465,000 for the first half of 2006. The increased allocation is primarily the result of a higher rate of loan growth for the first half of 2007 compared to the same period in 2006.

Noninterest Income

Noninterest income increased $474,000 or 8% to $6.7 million for the second quarter of 2007 from $6.3 million for the second quarter of 2006. The increase in noninterest income is primarily due to increased service charges and other fees. Service charges and other fees increased $386,000, or 13%, during the second quarter of 2007 as compared to the same period in 2006. This increase is the result of an increase in our deposit account fee structure in conjunction with an increase in the average balance of deposit accounts.

For the six months ended June 30, 2007, noninterest income increased $678,000, or 6%, compared to the same period in 2006. This increase is, again, primarily attributable to increased service charges and other fees which increased 9% in the first half of 2007 compared to the same period in 2006. Merchant services revenue was virtually unchanged in the second quarter 2007 from the same period in 2006 but was down 3% for the first half of 2007 when compared to the first half of 2006. Other noninterest income increased $252,000, or 17%, in the first half of 2007 compared to the same period in 2006. This increase was driven largely by an increase in our mortgage banking production coupled with syndication and loan prepayment fees.

Noninterest Expense

Total noninterest expense decreased $870,000, or 4%, for the second quarter of 2007 from $21.1 million for the second quarter of 2006. However, this decrease is primarily attributed to the mark-to-market adjustment associated with our interest rate floor instruments recognized through earnings in the second quarter of 2006. The valuation adjustment for the interest rate floors resulted in a pre-tax, non-cash expense for the second quarter 2006 of $1.8 million. Notwithstanding the effects of that adjustment, total noninterest expense increased $905,000, or 5%, for the second quarter of 2007 compared to the same period in 2006. This increase is primarily a result of increased compensation and employee benefits and occupancy expenses offset with reduced advertising and promotion expenses. Compensation and employee benefits expense increased $1.4 million in the second quarter of 2007 as compared to the same period in 2006. Virtually all of the increase in compensation and benefit expense was associated with the expansion of our retail branch and commercial lending units. Occupancy expenses increased $260,000 from the second quarter of 2006 primarily due to costs associated with branch expansion in the King and Thurston County markets coupled with a general increase in prevailing rents of existing facilities. Advertising and promotion expenses decreased 23% in the second quarter of 2007 compared to the same period in 2006 as a result of production expenses related to television commercials incurred in the second quarter of 2006.

Total noninterest expense for the first six months of 2007 increased $1.2 million, or 3%, as compared to the same period in 2006. As described above, this decrease also reflects the mark-to-market adjustment associated with our interest rate floor instruments. The valuation adjustment for the interest rate floors resulted in a pre-tax, non-cash expense for the second quarter 2006 of $1.8 million. Notwithstanding the effects of that adjustment, noninterest expense for the period increased $3.0 million, or 8%, compared to the first half of 2006. This increase is due primarily to increased compensation and employee benefits as described above. Legal and professional services increased $543,000 from the first half of 2006; however, the 2006 expense included a recovery of $328,000 of previously incurred professional expenses. Finally, occupancy expenses increased $449,000 from the first half of 2006. In addition to the quarterly factors identified above, this increase is also attributed to the reconfiguration in the first quarter of 2007 of our Operations Center in Lakewood, Washington for more efficient use of the space. These expense increases were partially offset by lower data processing fees which decreased $200,000. The reduced data processing fees reflect cost savings from the conversion of our core banking system in the first quarter of 2006.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended June 30,		Increase (Decrease)	Six months ended June 30,		Increase (Decrease)
	2007	2006	Amount	2007	2006	Amount
Core deposit intangible amortization	$96	$113	$(17)	$192	$226	$(34)
Software support & maintenance	209	192	17	389	351	38
Telephone & network communications	277	275	2	550	575	(25)
Federal Reserve Bank processing fees	127	229	(102)	240	432	(192)
Supplies	289	257	32	577	607	(30)
Postage	280	291	(11)	571	643	(72)
Investor relations	83	90	(7)	158	135	23
Travel	120	89	31	199	144	55
ATM network	153	143	10	290	297	(7)
Sponsorships & charitable contributions	169	269	(100)	256	432	(176)
Regulatory premiums	66	68	(2)	108	138	(30)
Directors fees	105	108	(3)	215	219	(4)
Employee expenses	149	160	(11)	320	304	16
Insurance	109	115	(6)	219	236	(17)
Losses on CRA investments (1)	107	369	(262)	288	369	(81)
Miscellaneous	650	855	(205)	1,251	1,476	(225)

Total other non-interest expense	$2,989	$3,623	$(634)	$5,823	$6,584	$(761)

(1)	A substantial portion, $227,000 for the six months ended June 30, 2007, of these losses is offset by credits taken as a reduction in our current period income tax expense.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, and mark-to-market adjustments of interest rate floor instruments] was 60.04% for the second quarter 2007 and was 61.68% for the first six months of 2007, compared to 60.97% and 59.81% for the second quarter and first six months of 2006, respectively. The year-to-date change in the efficiency ratio is due to increases in noninterest expense relative to total revenue. Noninterest expense for the period has increased faster than total revenue, in part, due to not yet realizing the full earnings benefit from our investment in additional banking teams made during the first quarter of the year.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net interest income (1)	$25,695	$24,302	$50,398	$48,608
Tax equivalent adjustment for non-taxable investment securities interest income (2)	1,075	968	2,150	1,760

Adjusted net interest income	$26,770	$25,270	$52,548	$50,368

Noninterest income	$6,741	$6,267	$12,918	$12,240
Gain on sale of investment securities, net	—	—	—	(10)
Tax equivalent adjustment for BOLI income (2)	243	234	472	449

Adjusted noninterest income	$6,984	$6,501	$13,390	$12,679

Noninterest expense	$20,266	$21,136	$40,668	$39,476
Net gain on sale of OREO	—	11	—	11
Interest rate floor valuation adjustment	—	(1,775)	—	(1,775)

Adjusted noninterest expense	$20,266	$19,372	$40,668	$37,712

Efficiency ratio (fully taxable-equivalent)	60.04%	60.97%	61.68%	59.81%
Statutory Tax Rate	35.00%	35.00%	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan losses.
(2)	Fully taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $3.3 million and $5.9 million for the second quarter and first six months of 2007, respectively, compared with a provision of $1.9 million and $5.5 million for the same periods in 2006. The effective tax rate for the second quarter of 2007 and 2006 was 28% and 21%, respectively, as well as 27% and 26% for the six months ended June 30, 2007 and 2006. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2007	% of Total	December 31, 2006	% of Total
Commercial business	$681,534	36.7%	$617,899	36.1%
Real estate:
One-to-four family residential	46,299	2.5	51,277	3.0
Commercial and five or more family residential commercial properties	677,477	36.4	687,635	40.3

Total real estate	723,776	38.9	738,912	43.3
Real estate construction:
One-to-four family residential	180,925	9.7	92,124	5.4
Commercial and five or more family residential commercial properties	127,769	6.9	115,185	6.8

Total real estate construction	308,694	16.6	207,309	12.2
Consumer	148,869	8.0	147,782	8.6

Sub-total loans	1,862,873	100.2	1,711,902	100.2
Less: Deferred loan fees	(3,281)	(0.2)	(2,940)	(0.2)

Total loans	$1,859,592	100.0%	$1,708,962	100.0%

Loans held for sale	$2,551		$933

The majority of our loan growth since December 31, 2006 was in commercial business loans and one- to four-family residential construction. Loan growth of approximately 9% in the first half of 2007 was improved as compared to growth of approximately 4% in the same period in 2006.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. We believe that increases in commercial lending during the first half of 2007 were due to the confidence of business owners in the stability of our local economy as well as the contribution of our new commercial banking team added late in the fourth quarter of 2006 and the expansion of our Seattle private banking group during the current quarter. Management expects to continue to expand its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

Real Estate Loans: These loans are used to collateralize outstanding advances from the FHLB. Generally, our policy is to originate residential loans for sale to third parties. Those residential loans are secured by properties located within our primary market areas, and typically have loan-to-value ratios of 80% or lower. In certain circumstances the loan amounts may exceed 80% if accompanied by private mortgage insurance. However, we do not underwrite residential real estate loans for the subprime market.

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

At June 30, 2007 nonperforming loans increased 71% to 0.32% of period-end loans up from 0.20% of period-end loans at December 31, 2006. At June 30, 2007 we had $32,000 of other personal property owned compared to none at December 31, 2006. As such, total nonperforming assets increased 72% to 0.23% of period-end assets at June 30, 2007 up from 0.14% of period-end assets at December 31, 2006. The increase in nonperforming assets is primarily attributable to a single nonperforming lending relationship. In 2005, we advanced money for the construction of an office building in Oregon; the building has now been completed with the exception of certain tenant improvements. However, the loans became past due as the borrower encountered operational challenges including delays, cost overruns and the inability to lease up the building as originally anticipated. We are pursuing our remedies in accordance with the loan agreements which evidence this transaction. At June 30, 2007, we believe the loans to be adequately secured by the underlying real estate and no loss is expected.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	June 30, 2007	December 31, 2006
Nonaccrual:
Commercial business	$2,028	$1,777
Real estate:
One-to-four family residential	277	366
Commercial and five or more family residential	677	217

Total real estate	954	583
Real estate construction:
Commercial and five or more family residential	1,913	—
Consumer	77	54

Total nonaccrual loans	4,972	2,414

Restructured:
Commercial business	985	1,066

Total nonperforming loans	5,957	3,480

Other personal property owned	32	—

Total nonperforming assets	$5,989	$3,480

The remaining nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially, all nonperforming loans are to borrowers within the state of Washington.

Allowance for Loan and Lease Losses

At June 30, 2007, our allowance for loan and lease losses (“ALLL”) was $21.3 million, or 1.15% of total loans (excluding loans held for sale) and 358% and 356% of nonperforming loans and nonperforming assets, respectively. This compares with an allowance of $20.2 million, or 1.18% of the total loan portfolio (excluding loans held for sale) and 580% of both nonperforming loans and nonperforming assets at December 31, 2006. As noted above, the increase in nonperforming loans at June 30, 2007 is primarily attributable to a single lending relationship in Oregon. As no loss is expected from those nonperforming loans, a corresponding increase in the ALLL is not warranted.

There have been no significant changes during the first six months of 2007 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan and lease loss allowance as necessary in order to maintain adequate reserves. The Company’s credit quality measures remained strong in the first half of 2007. Management carefully monitors and evaluates the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At June 30, 2007 and December 31, 2006, our allowance for unfunded loan commitments and letters of credit was $339,000. There was no provision during the first six months of either 2007 or 2006.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$20,819	$20,691	$20,182	$20,829
Charge-offs:
Commercial business	(98)	(90)	(194)	(106)
Commercial real estate	—	—	—	—
Consumer	(77)	(50)	(132)	(475)

Total charge-offs	(175)	(140)	(326)	(581)
Recoveries:
Commercial business	311	136	408	165
Commercial real estate	3	47	12	55
Real estate construction: One-to-four family residential	—	—	—	7
Consumer	52	6	96	50

Total recoveries	366	189	516	277

Net recoveries (charge-offs)	191	49	190	(304)
Provision charged to expense	329	250	967	465

Ending balance	$21,339	$20,990	$21,339	$20,990

Total loans, net at end of period (1)	$1,859,592	$1,625,255	$1,859,592	$1,625,255

Allowance for loan losses to total loans	1.15%	1.29%	1.15%	1.29%

(1)	Excludes loans held for sale

During the second quarter of 2007, the Company had net loan recoveries of $191,000, compared to $49,000 in the same period of 2006. For the first six months of 2007, the Company had net loan recoveries of $190,000, compared to net loan charge-offs of $304,000 during the same period of 2006.

Securities

Approximately 99% of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At June 30, 2007 and December 31, 2006, the market value of securities available for sale had an unrealized loss, net of tax, of $7.9 million and $3.8 million, respectively. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2007	December 31, 2006
	(in thousands)
Securities Available for Sale
U.S. Government-sponsored enterprise	$60,908	$75,452
U.S. Government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	309,081	325,096
State and municipal securities	185,490	189,958
Other securities	3,237	2,352

Total	$558,716	$592,858

Securities Held to Maturity
State & municipal securities	$1,573	$1,822

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, and money market accounts) remained stable at $1.47 billion at June 30, 2007 and certificate of deposit balances increased $95.5 million, or 17% compared to year-end 2006. Average core deposits increased to $1.49 billion during the second quarter of 2007 from $1.44 billion in the first quarter of 2007.

Competitive pressure from banks in our market areas with a strained liquidity posture may slow our deposit growth but, in the long-term, we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. However, obtaining this growth may cost us more than in the past as deposit rates available in our market areas continue to trend upward.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At June 30, 2007 brokered and other wholesale deposits (excluding public deposits) totaled $60.5 million or 3% of total deposits compared to $10.5 million, or less than 1% of total deposits, at year-end 2006. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

Deposit Composition	June 30, 2007	December 31, 2006	June 30, 2006
Demand and other noninterest bearing	$419,695	$432,293	$446,568
Interest bearing demand	440,051	414,198	367,891
Money market	509,463	516,415	488,615
Savings	102,997	110,795	115,239
Certificates of deposit	645,119	549,650	544,435

Total deposits	$2,117,325	$2,023,351	$1,962,748

Borrowings

We rely on FHLB advances as another source of both short and long-term borrowings. FHLB advances are collateralized by one-to-four family real estate mortgages, investment securities and certain other assets. At June 30, 2007, we had FHLB advances of $161.7 million, compared to advances of $205.8 million at December 31, 2006.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2007, we had repurchase agreements of $70.0 million, compared to agreements of $20.0 million at December 31, 2006. Management anticipates that we will continue to rely on both FHLB advances and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 8.94% at June 30, 2007. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $22.4 million at June 30, 2007 and December 31, 2006. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At June 30, 2007 and December 31, 2006 there was no balance outstanding on the line of credit. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2007, the Company had commitments to extend credit of $755.8 million compared to $764.3 million at December 31, 2006.

Capital Resources

Shareholders’ equity at June 30, 2007 was $259.8 million, up 3% from $252.3 million at December 31, 2006. The increase is due primarily to net income of $15.8 million for the first six months of 2007. Shareholders’ equity was 9.8% and 9.9% of total period-end assets at June 30, 2007, and December 31, 2006, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2007 and December 31, 2006.

	Company		Columbia Bank		Astoria		Requirements
	6/30/2007	12/31/2006	6/30/2007	12/31/2006	6/30/2007	12/31/2006	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	12.83%	13.23%	12.15%	12.50%	12.00%	11.98%	8%	10%
Tier 1 risk-based capital ratio	11.83%	12.21%	11.17%	11.48%	10.78%	10.93%	4%	6%
Leverage ratio	9.82%	9.86%	9.32%	9.32%	8.76%	8.48%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2007 the Company had not repurchased any shares of common stock in this current stock repurchase program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2006. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2006 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the CEO and CFO) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company held its annual shareholders meeting on April 25, 2007. The following is a brief description and vote count of the proposal voted upon at the annual meeting.

Proposal. ELECTION OF DIRECTORS

All nine persons nominated were elected to hold office for the ensuing year.

Nominee	Votes “For”	Votes “Withheld”
Melanie J. Dressel	14,171,696	67,160
John P. Folsom	13,648,395	590,461
Frederick M. Goldberg	14,170,755	68,101
Thomas M. Hulbert	13,940,952	297,904
Thomas L. Matson, Sr.	14,173,373	65,483
Daniel C. Regis	13,914,035	324,821
Donald Rodman	14,025,265	213,591
William T. Weyerhaeuser	14,003,838	235,018
James M. Will	13,398,539	840,317

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: August 3, 2007	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2007	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)