Form 10-Q
period 2007-09-30
COLUMBIA BANKING SYSTEM INC
filed 2007-11-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

_________________________________________________________________
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

Yes  ☐    No  ☒

The number of shares of common stock outstanding at October 31, 2007 was 17,894,039

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2007	2006	2007	2006
Interest Income
Loans	$42,353	$32,010	$112,607	$90,982
Taxable securities	4,625	5,019	14,067	15,185
Tax-exempt securities	2,005	1,944	5,925	5,124
Federal funds sold and deposits with banks	395	193	1,180	354
Total interest income	49,378	39,166	133,779	111,645
Interest Expense
Deposits	16,841	10,868	42,617	28,767
Federal Home Loan Bank advances	2,454	3,370	8,117	8,344
Long-term obligations	584	519	1,604	1,470
Other borrowings	639	4	2,183	51
Total interest expense	20,518	14,761	54,521	38,632
Net Interest Income	28,860	24,405	79,258	73,013
Provision for loan and lease losses	1,231	650	2,198	1,115
Net interest income after provision for loan and lease losses	27,629	23,755	77,060	71,898
Noninterest Income
Service charges and other fees	3,561	2,891	9,813	8,632
Merchant services fees	2,251	2,154	6,344	6,366
Gain on sale of securities available for sale, net	—	—	—	10
Bank owned life insurance (“BOLI”)	502	427	1,379	1,260
Other	1,317	636	3,013	2,080
Total noninterest income	7,631	6,108	20,549	18,348
Noninterest Expense
Compensation and employee benefits	12,159	9,878	34,365	28,973
Occupancy	3,241	2,735	9,023	8,068
Merchant processing	880	881	2,587	2,552
Advertising and promotion	575	608	1,779	2,114
Data processing	743	475	1,863	1,795
Legal and professional services	695	580	2,205	1,547
Taxes, licenses and fees	773	637	2,089	1,873
Gain on sale of other real estate owned, net	—	—	—	(11)
Other	3,359	2,304	9,182	10,663
Total noninterest expense	22,425	18,098	63,093	57,574
Income before income taxes	12,835	11,765	34,516	32,672
Provision for income taxes	3,579	3,430	9,433	8,910
Net Income	$9,256	$8,335	$25,083	$23,762
Net income per common share:
Basic	$.53	$.52	$1.52	$1.49
Diluted	.53	.52	1.51	1.47
Dividends paid per common share	$.17	$.15	$.49	$.42
Average number of common shares outstanding	17,339	15,981	16,472	15,931
Average number of diluted common shares outstanding	17,533	16,143	16,636	16,135

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.
(Unaudited)

(in thousands)			September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks			$82,760	$76,365
Interest-earning deposits with banks			6,695	13,979
Federal funds sold			15,000	14,000

Total cash and cash equivalents			104,455	104,344
Securities available for sale at fair value (amortized cost of $567,804 and $598,703, respectively)			564,861	592,858
Securities held to maturity at cost (fair value of $1,290 and $1,871, respectively)			1,245	1,822
Federal Home Loan Bank stock at cost			11,606	10,453
Loans held for sale			2,273	933
Loans, net of deferred loan fees of ($4,277) and ($2,940), respectively			2,212,751	1,708,962
Less: allowance for loan and lease losses			25,380	20,182

Loans, net			2,187,371	1,688,780
Interest receivable			16,292	12,549
Premises and equipment, net			55,745	44,635
Other real estate owned			181	—
Goodwill			93,737	29,723
Other assets			84,978	67,034
Total Assets			$3,122,744	$2,553,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$474,600	$432,293
Interest-bearing			2,003,194	1,591,058

Total deposits			2,477,794	2,023,351
Short-term borrowings:
Federal Home Loan Bank advances			252,275	205,800
Securities sold under agreements to repurchase			—	20,000
Other borrowings			208	198

Total short-term borrowings			252,483	225,998
Long-term subordinated debt			25,498	22,378
Other liabilities			37,000	29,057

Total liabilities			2,792,775	2,300,784
Commitments and contingent liabilities			—	—
Shareholders’ equity:
Preferred stock (no par value) Authorized, 2 million shares; none outstanding			—	—
	September 30,	December 31,
	2007	2006
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	17,882	16,060	224,804	166,763
Retained earnings			105,913	89,037
Accumulated other comprehensive loss			(748)	(3,453)
Total shareholders’ equity			329,969	252,347
Total Liabilities and Shareholders’ Equity			$3,122,744	$2,553,131

See accompanying notes to unaudited consolidated condensed financial statements.

 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.
(Unaudited)

	Common stock				Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Deferred Compensation	Comprehensive Loss	Shareholders’ Equity
	(in thousands)
Balance at December 31, 2005	15,831	$163,065	$66,051	$(92)	$(2,782)	$226,242
Comprehensive income:
Net income	—	—	23,762	—	—	23,762
Net unrealized loss from securities, net of reclassification adjustments and tax	—	—	—	—	(2,074)	(2,074)
Net unrealized gain from cash flow hedging instruments	—	—	—	—	1,133	1,133
Total comprehensive income						22,821
Transition adjustment related to adoption of SFAS 123(R)	—	(92)	—	92	—	—
Issuance of stock under equity compensation plan	140	2,158	—	—	—	2,158
Issuance of restricted stock under equity compensation plan	76	407	—	—	—	407
Tax benefit associated with exercise of stock options	—	882	—	—	—	882
Cash dividends paid on common stock	—	—	(6,709)	—	—	(6,709)
Balance at September 30, 2006	16,047	$166,420	$83,104	$—	$(3,723)	$245,801

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

Columbia Banking System, Inc.
(Unaudited)

	Common stock				Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Deferred Compensation	Comprehensive Loss	Shareholders’ Equity
	(in thousands)
Balance at December 31, 2006	16,060	$166,763	$89,037	$—	$(3,453)	$252,347
Comprehensive income:
Net income	—	—	25,083	—	—	25,083
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	1,911	1,911
Net unrealized gain from cash flow hedging instruments	—	—	—	—	794	794

Total comprehensive income						27,788
Purchase and retirement of common stock	(65)	(2,121)	—	—	—	(2,121)
Acquisitions:
Shares issued to the shareholders of Mountain Bank Holding Company	993	30,327				30,327
Converted Mountain Bank Holding Company stock options		1,325				1,325
Shares issued to the shareholders of Town Center Bancorp	705	23,869				23,869
Converted Town Center Bancorp stock options		1,598				1,598

Stock award compensation expense	50	573	—	—	—	573
Issuance of stock under stock option and other plans	139	2,098	—	—	—	2,098
Stock option compensation expense	—	137	—	—	—	137
Tax benefit associated with exercise of stock options	—	235	—	—	—	235
Cash dividends paid on common stock	—	—	(8,207)	—	—	(8,207)
Balance at September 30, 2007	17,882	$224,804	$105,913	$—	$(748)	$329,969

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Operating Activities
Net income	$25,083	$23,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,198	1,115
Deferred income tax benefit	(1,194)	(796)
Excess tax benefit from stock-based compensation	(80)	(102)
Stock-based compensation expense	710	576
Gain on sale of investment securities	—	(10)
Gain on sale of other real estate owned and other personal property owned	—	(11)
Depreciation, amortization and accretion	4,607	5,787
Net realized gains on sale of assets	(8)	(42)
Net change in:
Loans held for sale	(875)	690
Interest receivable	(2,074)	(2,013)
Interest payable	4,606	481
Other assets	3,109	(3,784)
Other liabilities	(6,994)	724

Net cash provided by operating activities	29,088	26,377
Investing Activities
Purchases of securities available for sale	(2,888)	(137,549)
Proceeds from sales of securities available for sale	28,467	3,865
Proceeds from principal repayments and maturities of securities available for sale	39,033	101,932
Proceeds from maturities of securities held to maturity	578	328
Loans originated and acquired, net of principal collected	(218,350)	(91,902)
Purchases of premises and equipment	(4,003)	(3,797)
Proceeds from disposal of premises and equipment	212	206
Acquisition of Mt. Rainier and Town Center, net of cash acquired	(32,429)	—
Proceeds from sales of Federal Reserve Bank stock	310	—
Proceeds from sales of other real estate and other personal property owned	—	29

Net cash used in investing activities	(189,070)	(126,888)
Financing Activities
Net increase in deposits	149,758	14,576
Proceeds from Federal Home Loan Bank advances	2,353,626	2,024,720
Repayment of Federal Home Loan Bank advances	(2,315,151)	(1,927,220)
Net decrease in repurchase agreement borrowings	(20,000)	—
Net increase (decrease) in other borrowings	10	(1,873)
Cash dividends paid on common stock	(8,207)	(6,709)
Proceeds from issuance of common stock, net	2,098	1,989
Repurchase of common stock	(2,121)	—
Excess tax benefit from stock-based compensation	80	102
Net cash provided by financing activities	160,093	105,585
Net increase in cash and cash equivalents	111	5,074
Cash and cash equivalents at beginning of period	104,344	100,406
Cash and cash equivalents at end of period	$104,455	$105,480

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,915	$38,470
Cash paid for income taxes	10,490	10,505
Share-based consideration issued for acquisitions	57,119	—

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Bank of Astoria (“Astoria”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K.

(b) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2006 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2006 10-K disclosure for the year ended December 31, 2006.

2. Recent Developments

Adoption of FIN 48: Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of September 30, 2007 and January 1, 2007, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the nine months ended September 30, 2007. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2006, 2005 and 2004.

SFAS 157: Effective January 1, 2008, the Company will adopt Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. The Company plans to apply the disclosure provisions of SFAS 157 to all fair value measurements and is assessing the impact of adoption of SFAS 157 on our consolidated financial position and results of operations.

EITF 06-4: Effective January 1, 2008, the Company will apply the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 provides recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company will recognize the effects of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of approximately $2.2 million as of January 1, 2008. We do not expect application of this consensus to have a material effect on our results of operations; however, compensation expense will be higher when compared to prior periods and net income will be lower.

3. Acquisitions of Mountain Bank Holding Company and Town Center Bancorp

On July 23, 2007, the Company acquired all of the outstanding common stock of Mountain Bank Holding Company (“Mt. Rainier”), the parent company of Mt. Rainier National Bank, Enumclaw, Washington. Mt. Rainier was merged into Columbia and Mt. Rainier National Bank was merged into Columbia State Bank doing business as Mt. Rainier Bank. The results of Mt. Rainier Bank’s operations are included in those of Columbia State Bank starting in the quarter ended September 30, 2007. The acquisition of Mt. Rainier was consistent with our expansion strategy and with its 7 branches in King and Pierce counties, expanded Columbia’s geographic footprint into adjacent markets.

The aggregate purchase price was $58.4 million and included $26.4 million of cash, 993,000 common shares valued at $30.3 million, options to purchase 97,000 shares of common stock valued at $1.3 million and $369,000 of direct merger costs. The value of the common shares issued was determined based on the $30.53 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of May 2, 2007 when the number of shares to be issued was determined. Outstanding Mt. Rainier options were converted at a weighted average fair value of $13.66 per option.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.
(in thousands)	July 23, 2007
Cash	$12,451
Securities available for sale	21,412
Federal funds sold	3,716
Loans, net of allowance for loan losses of $1,978	175,533
Premises and equipment, net	9,065
Other assets	7,510
Core deposit intangible	4,244
Goodwill	31,490
Total assets acquired	265,421
Deposits	(202,644)
Other liabilities	(4,311)
Total liabilities assumed	(206,955)
Net assets acquired	$58,466

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including income taxes and direct costs. The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over an estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Mt. Rainier over the fair value of the assets acquired, net of the fair values of the liabilities assumed. None of the goodwill is deductible for tax purposes. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on July 23, 2007 to the end of the current reporting period.

On July 23, 2007, the Company also acquired all of the outstanding common stock of Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, Portland, Oregon. Town Center was merged into Columbia and Town Center Bank was merged into Columbia State Bank. The results of Town Center Bank’s operations are included in those of Columbia State Bank starting in the quarter ended September 30, 2007. The acquisition of Town Center, with its 5 Oregon locations in the North Clackamas and Southeast Portland area, expanded Columbia’s geographic footprint into the Portland metropolitan market and was consistent with our expansion strategy.

The aggregate purchase price was $45.6 million and included $19.5 million in cash, 705,000 common shares valued at $23.9 million, options to purchase 90,000 shares of common stock valued at $1.6 million and $667,000 of direct merger costs. The value of the common shares issued was determined based on the $33.87 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 28, 2007 when the number of shares to be issued was determined. Outstanding Town Center options were converted at a weighted average fair value of $17.71 per option.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	July 23, 2007
Cash	$2,104
Securities available for sale	13,184
Federal funds sold	2,000
Loans, net of allowance for loan losses of $1,213	107,976
Premises and equipment, net	1,596
Bank-owned life insurance	2,312
Other assets	2,750
Core deposit intangible	581
Goodwill	32,524
Total assets acquired	165,027
Deposits	(102,041)
Advances from Federal Home Loan Bank	(8,000)
Other borrowings	(4,087)
Other liabilities	(5,261)
Total liabilities assumed	(119,389)
Net assets acquired	$45,638

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including income taxes and direct costs. The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over an estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Town Center over the fair value of the assets acquired, net of the fair values of the liabilities assumed. None of the goodwill is deductible for tax purposes. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on July 23, 2007 to the end of the current reporting period.

The following tables present unaudited pro forma consolidated condensed results of operations for the three and nine months ended September 30, 2007 and 2006 prepared as if the acquisitions of Mt. Rainier and Town Center had occurred on January 1, 2006. Any cost savings realized as a result of the acquisitions are not reflected in the pro forma condensed statements of income as no assurance can be given with respect to the final amount of such cost savings. The pro forma results have been prepared for comparison purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006.

(in thousands, except per common share information)	For The Three Months Ended 9/30/2007		For The Three Months Ended 9/30/2006		For The Nine Months Ended 9/30/2007		For The Nine Months Ended 9/30/2006
Net interest income	$29,875		$28,630		$88,723		$85,039
Provision for loan and lease losses	$1,231		$784		$2,376		$1,587
Noninterest income	$7,726		$6,865		$21,876		$20,205
Noninterest expense	$23,488	(A)	$21,148	(B)	$70,590	(C)	$66,587	(D)
Net income	$9,303		$9,510		$27,225		$26,655
Earnings per common share - basic	$0.52		$0.54		$1.54		$1.51
Earnings per common share - diluted	$0.52		$0.53		$1.52		$1.49

(A)	Includes reversal of merger related expenses of $2.6 million, offset by additional core deposit amortization of $175,000 assuming acquired January 1, 2006.

(B)	Includes additional core deposit amortization of $201,000 assuming acquired January 1, 2006.

(C)	Includes reversal of merger related expenses of $3.1 million, offset by additional core deposit amortization of $527,000 assuming acquired January 1, 2006.

(D)	Includes additional core deposit amortization of $604,000 assuming acquired January 1, 2006.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 (in thousands, except for per share data):

	For The Three Months Ended 9/30/2007	For The Three Months Ended 9/30/2006	For The Nine Months Ended 9/30/2007	For The Nine Months Ended 9/30/2006
Net income	$9,256	$8,335	$25,083	$23,762
Weighted average common shares outstanding (for basic calculation)	17,339	15,981	16,472	15,931
Dilutive effect of outstanding common stock options and nonvested stock awards	194	162	164	204
Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	17,533	16,143	16,636	16,135
Earnings per common share - basic	$0.53	$0.52	$1.52	$1.49
Earnings per common share - diluted	$0.53	$0.52	$1.51	$1.47

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine month periods ended September 30, 2007 anti-dilutive shares outstanding related to options to acquire common stock were 5,671 and 0, respectively. There were no anti-dilutive shares outstanding for the same periods in 2006.

5. Dividends

On January 25, 2007, the Company declared a quarterly cash dividend of $0.15 per share, payable on February 21, 2007 to shareholders of record as of the close of business on February 7, 2007. On April 25, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 23, 2007, to shareholders of record at the close of business May 9, 2007. On July 26, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on August 22, 2007, to shareholders of record at the close of business August 8, 2007. Subsequent to quarter-end, on October 25, 2007, the Company declared a quarterly cash dividend of $0.17 per share, payable on November 21, 2007, to shareholders of records at the close of business November 7, 2007. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Income:

	Three Months Ended September 30, 2007
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$2,280	$11,893	$15,184	$(1,728)	$27,629
Other income	391	1,067	1,962	4,211	7,631
Other expense	(1,607)	(3,341)	(5,755)	(11,722)	(22,425)
Net income before taxes	1,064	9,619	11,391	(9,239)	12,835
Income taxes					(3,579)
Net income					$9,256
Total assets	$227,784	$1,399,262	$776,163	$719,535	$3,122,744

	Three Months Ended September 30, 2006
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$2,213	$5,567	$18,093	$(2,118)	$23,755
Other income	351	438	1,553	3,766	6,108
Other expense	(1,505)	(2,865)	(4,471)	(9,257)	(18,098)
Net income before taxes	1,059	3,140	15,175	(7,609)	11,765
Income taxes					(3,430)
Net income					$8,335
Total assets	$222,168	$1,151,340	$449,355	$684,587	$2,507,450

	Nine Months Ended September 30, 2007
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$6,550	$21,055	$52,987	$(3,532)	$77,060
Other income	1,161	2,427	5,088	11,873	20,549
Other expense	(4,629)	(8,719)	(15,429)	(34,316)	(63,093)
Net income before taxes	3,082	14,763	42,646	(25,975)	34,516
Income taxes					(9,433)
Net income					$25,083
Total assets	$227,784	$1,399,262	$776,163	$719,535	$3,122,744

	Nine Months Ended September 30, 2006
		Columbia Bank
(in thousands)	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease loss	$6,355	$16,971	$53,084	$(4,512)	$71,898
Other income	1,127	1,371	4,645	11,205	18,348
Other expense	(4,394)	(7,721)	(13,426)	(32,033)	(57,574)
Net income before taxes	3,088	10,621	44,303	(25,340)	32,672
Income taxes					(8,910)
Net income					$23,762
Total assets	$222,168	$1,151,340	$449,355	$684,587	$2,507,450

7. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
(in thousands)	2007	2006
Net income as reported	$9,256	$8,335
Unrealized gain from securities:
Net unrealized gain from available for sale securities arising during the period, net of tax of $3,259 and $3,063	5,974	5,542
Unrealized gain from cash flow hedging instruments:
Net unrealized gain arising during the period, net of tax of $863 and $0	1,583	1,133
Reclassification adjustment of losses included in income, net of tax of $13 and $0	24	—
Net unrealized gain from cash flow hedging instruments	1,607	1,133
Total comprehensive income	$16,837	$15,010

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net income as reported	$25,083	$23,762
Unrealized gain (loss) from securities:
Net unrealized gain (loss) from available for sale securities arising during the period, net of tax of $992 and $(1,128)	1,911	(2,068)
Reclassification of net gain from sale of available for sale securities included in net income, net of tax of $0 and $(4)	—	(6)
Net unrealized gain (loss) from securities, net of reclassification adjustments	1,911	(2,074)
Unrealized gain from cash flow hedging instruments:
Net unrealized gain arising during the period, net of tax of $413 and $0	756	1,133
Reclassification adjustment of losses included in income, net of tax of $20 and $0	38	—
Net unrealized gain from cash flow hedging instruments	794	1,133
Total comprehensive income	$27,788	$22,821

8. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

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

The following table presents activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$21,339	$20,990	$20,182	$20,829
Allowance added through business combinations	3,192	—	3,192	—
Provision charged to expense	1,231	650	2,198	1,115
Loans charged-off	(528)	(843)	(854)	(1,423)
Recoveries	146	129	662	405
Ending balance	$25,380	$20,926	$25,380	$20,926

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$339	$339	$339	$339
Net changes in the allowance for unfunded loan commitments and letters of credit	10	—	10	—
Ending balance	$349	$339	$349	$339

9. Goodwill and Intangible Assets

The Company had $93.7 million in goodwill at September 30, 2007 and $29.7 million at December 31, 2006. At September 30, 2007 and December 31, 2006, the Company had a core deposit intangible (“CDI”) asset of $7.5 million and $2.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment based on undiscounted cash flow projections. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $95,000 and $287,000 for the three and nine months ended September 30, 2007, respectively, and $113,000 and $339,000 for the three and nine months ended September 30, 2006, respectively. Amortization expense related to the CDI is included in other noninterest expense on the consolidated condensed statements of income.

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

Business Combinations

In July, 2007, the Company acquired all of the outstanding common stock of both Mountain Bank Holding Company (“Mt. Rainier”), the parent company of Mt. Rainier National Bank, Enumclaw, Washington and Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, Portland, Oregon. The acquisitions were consistent with our expansion strategy and added 7 branches in King and Pierce counties and 5 Oregon branches in the North Clackamas and Southeast Portland area.

The operating results of Mt. Rainier and Town Center were included in the Company’s operating results beginning July 23, 2007; consequently, 2007 quarter-end and year-to-date operating results are not directly comparable to the 2006 results for the same periods. For comparison purposes to prior periods, Mt. Rainier and Town Center combined contributed $360 million in assets, $287 million in loans and $305 million in deposits (as of July 23, 2007).

Net Interest Income

For the three months ended September 30, 2007, net interest income increased $4.4 million, or 18%, compared to the third quarter 2006. The increase is due to increased loans outstanding from new originations as well as loans derived from acquisitions. For the three and nine month periods ended September 30, 2007 funding costs have increased as our mix of core deposits has shifted within our existing portfolio toward higher cost core and non-core funding products. In addition, deposits derived from our recent acquisitions were comprised of a greater percentage of non-core deposit products. However, we have maintained a stable net interest margin because we were able to offset the increased funding costs with higher yielding assets. The net interest margin was 4.40% for the third quarter of 2007, compared to 4.41% for the third quarter of 2006. On a linked quarterly basis, the net interest margin was 4.37% and 4.36%, respectively, for the first and second quarters of 2007.

During the third quarter of 2007, the target Federal Funds rate decreased 50 basis points to 4.75%; the Company subsequently reduced its CB Prime Rate to 7.75%. The Company utilizes prime-based interest rate floor derivative instruments to assist in adding stability to interest income and to manage our exposure to such reductions in interest rates. Utilizing these derivative instruments, we have hedged against the variability of cash flows for $200.0 million of principal on our prime-based loans. Should the prime rate fall below the instruments’ strike rates of 7.25% - 7.75%, these interest rate floor derivatives, in conjunction with additional, prudent asset/liability management, should assist us in minimizing the compression to our net interest margin in the event further prime rate reductions occur.

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

	Three months ending September 30,			Three months ending September 30,
	2007			2006
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net	$2,102,281	$42,353	7.99%	$1,647,471	$32,010	7.71%
Securities (2)	572,124	7,727	5.36%	627,821	8,031	5.08%
Interest-earning deposits with banks and federal funds sold	28,082	395	5.58%	15,059	193	5.10%
Total interest-earning assets	2,702,487	$50,475	7.41%	2,290,351	$40,234	6.97%
Other earning assets	44,595			37,927
Noninterest-earning assets	222,115			176,093
Total assets	$2,969,197			$2,504,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$772,358	$8,976	4.61%	$541,462	$5,475	4.01%
Savings accounts	116,640	131	0.45%	114,769	105	0.36%
Interest-bearing demand and money market accounts	1,038,571	7,734	2.95%	878,638	5,288	2.39%
Total interest-bearing deposits	1,927,569	16,841	3.47%	1,534,869	10,868	2.81%
Federal Home Loan Bank advances	178,303	2,454	5.46%	243,513	3,370	5.49%
Securities sold under agreements to repurchase	44,457	637	5.68%	—	—	—
Other borrowings and interest-bearing liabilities	370	2	2.14%	206	4	7.69%
Long-term subordinated debt	24,771	584	9.35%	22,351	519	9.21%
Total interest-bearing liabilities	2,175,470	20,518	3.74%	1,800,939	14,761	3.25%
Noninterest-bearing deposits	455,312			440,234
Other noninterest-bearing liabilities	36,916			24,926
Shareholders’ equity	301,499			238,272
Total liabilities & shareholders’ equity	$2,969,197			$2,504,371
Net interest income (2)		$29,957			$25,473
Net interest margin			4.40%			4.41%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million and $463,000 for the three months ended September 30, 2007 and 2006, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Nine months ending September 30,			Nine months ending September 30,
	2007			2006
(in thousands)	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate
ASSETS
Loans, net	$1,905,945	$112,607	7.90%	$1,609,739	$90,982	7.56%
Securities (2)	584,057	23,239	5.32%	630,895	23,138	4.90%
Interest-earning deposits with banks and federal funds sold	29,621	1,180	4.96%	9,558	354	4.96%
Total interest-earning assets	2,519,623	$137,026	7.27%	2,250,192	$114,474	6.80%
Other earning assets	40,877			37,516
Noninterest-earning assets	177,599			170,723
Total assets	$2,738,099			$2,458,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$645,320	$21,431	4.44%	$535,716	$14,981	3.74%
Savings accounts	110,340	349	0.42%	117,278	320	0.37%
Interest-bearing demand and money market accounts	973,999	20,837	2.86%	869,438	13,466	2.07%
Total interest-bearing deposits	1,729,659	42,617	3.29%	1,522,432	28,767	2.53%
Federal Home Loan Bank advances	197,294	8,117	5.50%	215,649	8,344	5.17%
Securities sold under agreements to repurchase	52,967	2,177	5.50%	—	—	—
Other borrowings and interest-bearing liabilities	333	6	2.41%	1,033	51	6.60%
Long-term subordinated debt	23,194	1,604	9.25%	22,334	1,470	8.80%
Total interest-bearing liabilities	2,003,447	54,521	3.64%	1,761,448	38,632	2.93%
Noninterest-bearing deposits	429,836			437,955
Other noninterest-bearing liabilities	31,085			25,013
Shareholders’ equity	273,731			234,015
Total liabilities & shareholders’ equity	$2,738,099			$2,458,431
Net interest income (2)		$82,505			$75,842
Net interest margin			4.38%			4.51%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.5 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30, 2007 Compared to 2006 Increase (Decrease) Due to
(in thousands)	Volume	Rate	Total
Interest Income
Loans (1)	$9,163	$1,180	$10,343
Securities (2)	(752)	448	(304)
Interest earning deposits with banks and federal funds sold	184	18	202
Interest income (2)	$8,595	$1,646	$10,241

Interest Expense
Deposits:
Certificates of deposit	$2,683	$818	$3,501
Savings accounts	2	24	26
Interest-bearing demand and money market accounts	1,191	1,255	2,446
Total interest on deposits	3,876	2,097	5,973
Federal Home Loan Bank advances	(897)	(19)	(916)
Securities sold under agreements to repurchase	637	—	637
Long-term subordinated debt	1	(3)	(2)
Other borrowings and interest bearing liabilities	57	8	65
Interest expense	$3,674	$2,083	$5,757

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million and $463,000 for the three months ended September 30, 2007 and 2006, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Nine Months Ended September 30, 2007 Compared to 2006 Increase (Decrease) Due to
(in thousands)	Volume	Rate	Total
Interest Income
Loans (1)	$17,500	$4,125	$21,625
Securities (2)	(1,864)	1,965	101
Interest earning deposits with banks and federal funds sold	800	26	826
Interest income (2)	$16,436	$6,116	$22,552

Interest Expense
Deposits:
Certificates of deposit	$3,640	$2,810	$6,450
Savings accounts	(22)	51	29
Interest-bearing demand and money market accounts	2,237	5,134	7,371
Total interest on deposits	5,855	7,995	13,850
Federal Home Loan Bank advances	(755)	528	(227)
Securities sold under agreements to repurchase	2,177	—	2,177
Long-term subordinated debt	59	75	134
Other borrowings and interest bearing liabilities	(13)	(32)	(45)
Interest expense	$7,323	$8,566	$15,889

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.5 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the third quarter of 2007, the Company allocated $1.2 million to its provision for loan and lease losses, compared to $650,000 for the same period in 2006. For the nine months ended September 30, 2007, the Company allocated $2.2 million to its provision for loan and lease losses, compared to $1.1 million for the same period in 2006. The increased allocation is primarily the result of a higher rate of loan growth for the first nine months of 2007 compared to the same period in 2006. Excluding loans derived from our two acquisitions, the Company’s net loans increased approximately $217 million for the nine-months ended September 30, 2007 compared to $91 million during the same period in 2006.

Noninterest Income

Noninterest income increased $1.5 million or 25% to $7.6 million for the third quarter of 2007 compared to $6.1 million for the third quarter of 2006. The increase in noninterest income is primarily due to increased service charges, fees, and other miscellaneous income earned over a larger customer base. Service charges and other fees increased $670,000, or 23%, during the third quarter of 2007 as compared to the same period in 2006. This increase is the result of a change in our deposit account fee structure in conjunction with an increase in the number of deposit accounts. The increase in deposit accounts results from a combination of organic growth and accounts obtained from our two acquisitions which closed early in the third quarter. In addition, fees generated during the third quarter of 2007 within our CB Financial Services unit increased $197,000, or 104%, over the same period in 2006. Fees earned by that unit during the first nine months of 2007 increased $509,000, or 86%, over the same period in 2006. Other miscellaneous income increased $681,000 or 107% in the third quarter. This increase is attributed to the two acquisitions and fees collected from increased activity within our customer interest rate swap program which we started during the second quarter of 2007.

For the nine months ended September 30, 2007, noninterest income increased $2.2 million or 12%, compared to the same period in 2006. Service charges and other fees increased 14% in the first nine months of 2007 compared to the same period in 2006. Other noninterest income increased $933,000, or 45%, in the first nine months of 2007 compared to the same period in 2006. These increases are primarily attributable to the same factors discussed in the previous paragraph.

Noninterest Expense

Total noninterest expense increased $4.3 million, or 24%, for the third quarter of 2007 from $18.1 million for the third quarter of 2006. During the third quarter of 2006, noninterest expense was decreased by a favorable pre-tax, non-cash adjustment of $611,000 related to the mark to market adjustments associated with our interest rate floor instruments. Excluding the effect of those adjustments, noninterest expense increased $3.7 million from the same period in 2006. The two acquisitions completed during the quarter represent approximately $2.1 million of the increase in noninterest expense inclusive of an estimated $300,000 of nonrecurring expenses.

Total noninterest expense for the first nine months of 2007 increased $5.5 million, or 9.6%, as compared to the same period in 2006. During the first nine months of 2006, noninterest expense was impacted unfavorably by a net pre-tax, non cash expense of $1.2 million related to the mark to market adjustments associated with our interest rate floor instruments. Excluding the effect of those adjustments, and the two acquisitions, comparative noninterest expense for the period increased $4.6 million from the same period in 2006. This increase is due primarily to increased compensation and employee benefits of $5.4 million arising from an increase in our productive capacity and banking team additions. Legal and professional services increased $658,000 for the first nine months of 2007; however, the 2006 expense included a recovery of $328,000 of previously incurred professional expenses. Finally, occupancy expenses increased $955,000 from the first nine months of 2006. This increase is due to a general increase in prevailing rents of existing facilities and our expansion efforts within the King, Thurston and Whatcom County markets. These expense increases were partially offset by lower advertising and promotional expenses which decreased $335,000.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended September 30,		Increase (Decrease)	Nine months ended September 30,		Increase (Decrease)
	2007	2006	Amount	2007	2006	Amount
Core deposit intangible amortization	$95	$113	$(18)	$287	$339	$(52)
Software support & maintenance	221	178	43	610	529	81
Telephone & network communications	351	253	98	901	828	73
Federal Reserve Bank processing fees	98	240	(142)	338	672	(334)
Supplies	402	304	98	979	911	68
Postage	435	286	149	1,006	929	77
Investor relations	22	18	4	180	153	27
Travel	122	87	35	321	231	90
ATM network	193	138	55	483	435	48
Sponsorships & charitable contributions	136	103	33	392	535	(143)
Regulatory premiums	65	65	—	173	203	(30)
Directors fees	96	113	(17)	311	332	(21)
Employee expenses	162	115	47	482	419	63
Insurance	127	117	10	346	353	(7)
Losses on CRA investments (1)	78	220	(142)	366	589	(223)
Interest rate floor valuation adjustment	—	(611)	611	—	1,164	(1,164)
Miscellaneous	756	565	191	2,007	2,041	(34)
Total other non-interest expense	$3,359	$2,304	$1,055	$9,182	$10,663	$(1,481)

(1)	A substantial portion, $331,000 for the nine months ended September 30, 2007, of these losses is offset by credits taken as a reduction in our current period income tax expense.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, and mark-to-market adjustments of interest rate floor instruments] was 59.23% for the third quarter 2007 and was 60.79% for the first nine months of 2007, compared to 58.81% and 59.48% for the third quarter and first nine months of 2006, respectively.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net interest income (1)	$28,860	$24,405	$79,258	$73,013
Tax equivalent adjustment for non-taxable investment securities interest income (2)	1,097	1,068	3,247	2,829
Adjusted net interest income	$29,957	$25,473	$82,505	$75,842
Noninterest income	$7,631	$6,108	$20,549	$18,348
Gain on sale of investment securities, net	—	—	—	(10)
Tax equivalent adjustment for BOLI income (2)	270	230	742	675
Adjusted noninterest income	$7,901	$6,338	$21,291	$19,013
Noninterest expense	$22,425	$18,098	$63,093	$57,574
Net gain on sale of OREO	—	—	—	11
Interest rate floor valuation adjustment	—	611	—	(1,164)
Adjusted noninterest expense	$22,425	$18,709	$63,093	$56,421
Efficiency ratio (fully taxable-equivalent)	59.23%	58.81%	60.79%	59.48%
Statutory Tax Rate	35.00%	35.00%	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan losses.

(2)	Fully taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $3.6 million and $9.4 million for the third quarter and first nine months of 2007, respectively, compared with a provision of $3.4 million and $8.9 million for the same periods in 2006. The effective tax rate for the third quarter of 2007 and 2006 was 28% and 29%, respectively, as well as 27% for both nine month periods ending September 30, 2007 and 2006. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2007	% of Total	December 31, 2006	% of Total
Commercial business	$732,195	33.1%	$617,899	36.1%
Real estate:
One-to-four family residential	55,233	2.5	51,277	3.0
Commercial and five or more family residential commercial properties	872,342	39.4	687,635	40.3
Total real estate	927,575	41.9	738,912	43.3
Real estate construction:
One-to-four family residential	231,017	10.4	92,124	5.4
Commercial and five or more family residential commercial properties	154,455	7.0	115,185	6.8
Total real estate construction	385,472	17.4	207,309	12.2
Consumer	171,786	7.8	147,782	8.6
Sub-total loans	2,217,028	100.2	1,711,902	100.2
Less: Deferred loan fees	(4,277)	(0.2)	(2,940)	(0.2)
Total loans	$2,212,751	100.0%	$1,708,962	100.0%
Loans held for sale	$2,273		$933

For the first nine months of the year, total loans increased $504 million, or 29%, from $1.71 billion at December 31, 2006. Recent acquisitions contributed $287 million in loans (as of July 23, 2007), while the remaining increase largely resulted from broad-based internal loan growth.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. We believe that increases in commercial lending during the nine months of 2007 were due to the confidence of business owners in the stability of our local economy as well as the contribution of our new commercial banking team added late in the fourth quarter of 2006. Management expects to continue to expand its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

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

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and to provide financing to builders for the construction of pre-sold homes and speculative residential construction. Growth in this sector of the portfolio is due to the contribution of our new Builder Banking team added at the end of the fourth quarter of 2006.

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

At September 30, 2007 nonperforming assets increased to 0.33% of period-end assets up from 0.14% of period-end assets at December 31, 2006. The increase in nonperforming assets during the year is primarily centered in two lending relationships. The first relationship is a single $4.9 million credit originated in October, 2006 in which Columbia Bank participates with another lender who acts as agent in the transaction. The borrower is engaged in the business of selling residential lots to builders for the purpose of constructing single family residences. The borrower’s inability to obtain final plat approval prior to the expiration of agreements for the sale of lots at a predetermined price combined with softening market conditions resulted in new agreements for the sale of lots at prices reduced from the original agreements. Given these developments, management believes the conservative course of action is to place the loan on nonaccrual until a restructure of the debt is completed. The second relationship is for money we advanced in 2005 for the construction of an office building in Oregon; the building has now been completed with the exception of certain tenant improvements. However, the loans became past due as the borrower encountered operational challenges including delays, cost overruns and the inability to lease up the building as originally anticipated. We are pursuing our remedies in accordance with the loan agreements which evidence this transaction.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	September 30, 2007	December 31, 2006
Nonaccrual:
Commercial business	$2,081	$1,777
Real estate:
One-to-four family residential	5,057	366
Commercial and five or more family residential	1,246	217
Total real estate	6,303	583
Real estate construction:
Commercial and five or more family residential	1,500	—
Consumer	99	54
Total nonaccrual loans	9,983	2,414
Restructured:
Commercial business	257	1,066
Total nonperforming loans	10,240	3,480
Other real estate owned	181	—
Total nonperforming assets	$10,421	$3,480

The remaining nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally these relationships are well collateralized, though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. The Company will continue its collection efforts and liquidation of collateral to recover as large a portion of the nonaccrual assets as possible. Substantially, all nonperforming loans are to borrowers within the state of Washington.

Allowance for Loan and Lease Losses

At September 30, 2007, our allowance for loan and lease losses (“ALLL”) was $25.4 million, or 1.15% of total loans (excluding loans held for sale) and 248% and 244% of nonperforming loans and nonperforming assets, respectively. This compares with an allowance of $20.2 million, or 1.18% of the total loan portfolio (excluding loans held for sale) and 580% of both nonperforming loans and nonperforming assets at December 31, 2006. As noted above, the increase in nonperforming loans at September 30, 2007 is primarily attributable to the lending relationships mentioned above.

There have been no significant changes during the first nine months of 2007 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a prudent approach to credit quality and underwriting and will continue to add to its loan and lease loss allowance as appropriate in order to maintain adequate reserves.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At September 30, 2007 and December 31, 2006, our allowance for unfunded loan commitments and letters of credit was $349,000 and $339,000, respectively. The increase of $10,000 from year-end 2006 reflects a transfer of allowance resulting from the recent acquisitions.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$21,339	$20,990	$20,182	$20,829
Charge-offs:
Commercial business	(459)	(439)	(653)	(545)
Commercial real estate	—	—	—	—
Consumer	(69)	(404)	(201)	(878)
Total charge-offs	(528)	(843)	(854)	(1,423)
Recoveries:
Commercial business	77	38	485	202
Commercial real estate	—	9	12	64
Real estate: One-to-four family residential	—	20	—	20
Real estate construction: One-to-four family residential	—	—	—	7
Consumer	69	62	165	112
Total recoveries	146	129	662	405
Net charge-offs	(382)	(714)	(192)	(1,018)
Acquisition transfers of allowance	3,192	—	3,192	—
Provision charged to expense	1,231	650	2,198	1,115
Ending balance	$25,380	$20,926	$25,380	$20,926
Total loans, net at end of period (1)	$2,212,751	$1,655,809	$2,212,751	$1,655,809
Allowance for loan and lease losses to total loans	1.15%	1.26%	1.15%	1.26%

(1) Excludes loans held for sale

During the third quarter of 2007, the Company had net loan charge-offs of $382,000, compared to net loan charge-offs of $714,000 in the same period of 2006. Charge-offs during the quarter were primarily centered in one credit to a borrower in the wholesale distribution industry. For the first nine months of 2007, the Company had net loan charge-offs of $192,000, compared to net loan charge-offs of $1.0 million during the same period of 2006.

Securities

Approximately 98% of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. At September 30, 2007 and December 31, 2006, the market value of securities available for sale had an unrealized loss, net of tax, of $1.9 million and $3.8 million, respectively. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

Securities decreased $28 million, or 5%, from $593 million at December 31, 2006, to $565 million at September 30, 2007. This decrease was primarily a result of investment maturities and scheduled principal reductions and prepayments on mortgage-backed securities.

 The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2007	December 31, 2006
	(in thousands)
Securities Available for Sale
U.S. Government-sponsored enterprise	$62,639	$75,452
U.S. Government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	306,194	325,096
State and municipal securities	192,282	189,958
Other securities	3,746	2,352
Total	$564,861	$592,858
Securities Held to Maturity
State & municipal securities	$1,245	$1,822

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the Federal Home Loan Bank of Seattle (the “FHLB”), wholesale repurchase agreements and brokered deposits to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, and money market accounts) increased $163.8 million or 11% and certificate of deposit balances increased $290.6 million, or 53% compared to year-end 2006. The increase in total deposits of $454.4 million included approximately $309.5 million from the recent acquisitions.

Competitive pressure from banks in our market areas with a strained liquidity posture may slow our deposit growth but, in the long-term, we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. However, our cost of funds may still increase due to changes in the mix of interest bearing and non-interest bearing accounts and growth in higher yielding deposits.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At September 30, 2007 brokered and other wholesale deposits (excluding public deposits) totaled $60.5 million or 2% of total deposits compared to $10.5 million, or less than 1% of total deposits, at year-end 2006. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

Deposit Composition	September 30, 2007	December 31, 2006	September 30, 2006
Demand and other non-interest bearing	$474,600	$432,293	$455,773
Interest bearing demand	451,282	414,198	395,281
Money market	593,301	516,415	495,933
Savings	118,347	110,795	113,647
Certificates of deposit	840,264	549,650	559,431
Total deposits	$2,477,794	$2,023,351	$2,020,065

Borrowings

We rely on FHLB advances as another source of both short and long-term borrowings. FHLB advances are collateralized by one-to-four family real estate mortgages, investment securities and certain other assets. At September 30, 2007, we had FHLB advances of $252.3 million, compared to advances of $205.8 million at December 31, 2006.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by our U.S. Government agency and government-sponsored enterprise mortgage-backed securities. At September 30, 2007, we had no repurchase agreements, compared to repurchase agreements of $20.0 million at December 31, 2006. Management anticipates that we will continue to rely on both FHLB advances and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 8.94% at September 30, 2007. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Through recent acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 9.11% at September 30, 2007. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in each trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.5 million at September 30, 2007 and $22.4 million at December 31, 2006. The subordinated debt payable to each trust is on the same interest and payment terms as the trust preferred obligations issued by the respective trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At September 30, 2007 and December 31, 2006 there was no balance outstanding on the line of credit. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

The Company is party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2007, the Company had commitments to extend credit of $873.9 million compared to $764.3 million at December 31, 2006.

Capital Resources

Shareholders’ equity at September 30, 2007 was $330 million, up 31% from $252.3 million at December 31, 2006. The increase is due primarily to net income of $25.1 million for the first nine months of 2007 and the issuance of additional shares as a result of the recent acquisitions. Shareholders’ equity was 10.6% and 9.9% of total period-end assets at September 30, 2007, and December 31, 2006, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2007 and December 31, 2006.

	Company		Columbia Bank		Astoria		Requirements
	9/30/2007	12/31/2006	9/30/2007	12/31/2006	9/30/2007	12/31/2006	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	11.01%	13.23%	10.35%	12.50%	12.50%	11.98%	8%	10%
Tier 1 risk-based capital ratio	10.00%	12.21%	9.35%	11.48%	11.28%	10.93%	4%	6%
Leverage ratio	8.87%	9.86%	8.44%	9.32%	9.06%	8.48%	4%	5%

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

In August, 2007 the Company repurchased a block of 64,788 shares of its common stock from Thomas L. Matson, Sr., a director of Columbia. The shares were purchased pursuant to Columbia’s stock repurchase program at $32.74 per share, the closing price of Columbia’s common stock on August 17, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2006. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2006 Annual Report on Form 10-K.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August, 2007 the Company repurchased a block of 64,788 shares of its common stock from Thomas L. Matson, Sr., a director of Columbia. The shares were purchased pursuant to Columbia’s stock repurchase program at $32.74 per share, the closing price of Columbia’s common stock on August 17, 2007. In total, 64,788 shares have been repurchased under this program and 435,212 shares may yet be purchased.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: November 7, 2007	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2007	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)