Form 10-K
period 2007-12-31
COLUMBIA BANKING SYSTEM INC
filed 2008-03-07
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Common Stock, No Par Value

(Title of class)

Securities Registered Pursuant to Section 12(g) of the Act: None

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

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2007 was $454,397,522 based on the closing sale price of the Common Stock on that date.

The number of shares of registrant’s Common Stock outstanding at January 31, 2008 was 17,979,578.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2008 Annual Meeting Proxy Statement Dated March 17, 2008	Part III

COLUMBIA BANKING SYSTEM, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2007

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) a continued decline in the housing/real estate market; (3) changes in interest rates significantly reduce interest margins and negatively affect funding sources; (4) deterioration of credit quality that could, among other things, increase defaults and delinquency risks in the Banks’ loan portfolios; (5) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (6) competitive pressure among financial institutions increases significantly; (7) legislation or regulatory requirements or changes adversely affect the businesses in which we are engaged; and (8) our ability to realize the efficiencies we expect to receive from our investments in personnel, acquisitions and infrastructure.

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

The Company was originally organized in 1988 under the name First Federal Corporation, which was later named Columbia Savings Bank. In 1990, an investor group acquired a controlling interest in the Company and a second corporation, Columbia National Bankshares, Inc. (“CNBI”), and CNBI’s sole banking subsidiary, Columbia National Bank. In 1993, the Company was reorganized to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state holding companies, which created dislocation of customers. As part of the reorganization, CNBI was merged into the Company and Columbia National Bank was merged into the then newly chartered Columbia Bank. In 1994, Columbia Savings Bank was merged into Columbia Bank. We have grown from four branch offices at January 1, 1993 to 55 branch offices at December 31, 2007.

Recent Acquisitions

On July 23, 2007, the Company completed its acquisition of Mountain Bank Holding Company (“Mt. Rainier”), the parent company of Mt. Rainier National Bank, Enumclaw, Washington. Mt. Rainier was merged into the Company and Mt. Rainier National Bank was merged into Columbia Bank doing business as Mt. Rainier Bank. The results of Mt. Rainier Bank’s operations are included in those of Columbia Bank starting on July 23, 2007.

On July 23, 2007, the Company completed its acquisition of Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, Portland, Oregon. Town Center was merged into the Company and Town Center Bank was merged into Columbia Bank. The results of Town Center Bank’s operations are included in those of Columbia Bank starting on July 23, 2007.

On October 1, 2004, the Company completed its acquisition of Astoria, an Oregon state-chartered commercial bank headquartered in Astoria, Oregon. The acquisition was accounted for as a purchase and Astoria’s results of operations are included in our results beginning October 1, 2004. Astoria operates as a separate banking subsidiary of the Company and has five full service branch offices located within Clatsop and Tillamook Counties, along the northern Oregon coast. The deposits of Astoria are insured in whole or in part by the FDIC. Astoria is subject to regulation by the FDIC and the State of Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. Although Astoria is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Astoria. In February 2008, we filed an application with the Federal Deposit Insurance Corporation (the “FDIC”) to merge Astoria into Columbia Bank, with Astoria continuing to do business as Bank of Astoria subsequent to the merger.

Our largest wholly owned banking subsidiary, Columbia Bank, has 50 banking offices located in the Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington State, as well as the Longview and Woodland communities in southwestern Washington State and in the Portland, Oregon area. Included in Columbia Bank are former branches of Mt. Rainier National Bank, doing business as Mt. Rainier Bank, with seven branches in King and Pierce counties in Washington State. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Company Management

Name	Principal Position
Melanie J. Dressel	President & Chief Executive Officer
Andrew McDonald	Executive Vice President & Chief Credit Officer
Mark W. Nelson	Executive Vice President & Chief Banking Officer
Kent L Roberts	Executive Vice President & Human Resources Director
Gary R. Schminkey	Executive Vice President & Chief Financial Officer

Financial Information about Segments

The Company is managed along two major lines of business within the Columbia Bank banking subsidiary: commercial banking and retail banking. The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk. The Bank of Astoria banking subsidiary currently operates as a stand-alone segment of the Company. Financial information about segments that conform to accounting principles generally accepted in the United States is presented in Note 19 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Business Overview

Our goal is to be the leading Pacific Northwest regional community banking company while consistently increasing earnings and shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized in all markets we serve as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households.

We have established a network of 55 branches as of December 31, 2007 from which we intend to grow market share. Western Washington locations consist of twenty-four branches in Pierce County, fourteen in King County, three in Cowlitz County, two in Thurston County and one each in Kitsap and Whatcom Counties. Oregon locations include three branches in Clackamas County and two branches in Multnomah County. Bank of Astoria locations along the northern coastal area of Oregon state consist of four branches in Clatsop County and one in Tillamook County.

In order to fund our lending activities and to allow for increased contact with customers, we utilize a branch system to better serve retail and business customer depositors. We believe this approach will enable us to expand lending activities while attracting a stable core deposit base. In order to support our strategy of market penetration and increased profitability, while continuing our personalized banking approach and our commitment to asset quality, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network.

Business Strategy

Our business strategy is to provide our customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and balanced loan and deposit portfolios, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. We believe that as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, and other financial services in the communities we serve. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

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

Personal Banking	Business Banking
• Checking and Saving Accounts	• Checking & Saving Accounts
• Online Banking	• Online Banking
• Electronic Bill Pay	• Electronic Bill Pay
• Consumer Lending	• Remote Deposit Capture
• Residential Lending	• Cash Management
• Visa Card Services	• Commercial & Industrial Lending
• Investment Services	• Real Estate and Real Estate Construction Lending
• Private Banking	• Equipment Finance
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

Through CB Financial Services(1), personal banking customers are provided with a full range of investment options including mutual funds, stocks, bonds, retirement accounts, annuities, tax-favored investments, US Government securities as well as long-term care and life insurance policies. Qualified investment professionals are available to provide advisory services(2) and assist customers with retirement and education planning.

Business Banking: We offer our business banking customers an assortment of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. Our Cash Management professionals are available to customize banking solutions with products such as automatic investment and line of credit sweeps; daily DEPOSIT, our remote deposit product to deposit checks without leaving their place of business; positive pay, to identify fraudulent account activity quickly; and two choices of online banking, Columbia OnLine Business Banking and Streamlined Business Banking. Columbia OnLine Business Banking provides customers with the ability to tailor user access by individual, view balances and transactions, see check images, transfer funds, place stop payments, pay bills electronically, export transaction history in multiple file formats, create wire transfers and originate ACH transactions, such as direct deposit of employees’ payroll. Streamlined Business Banking is our free online solution intended for smaller businesses, or those just starting out. Streamlined Business Banking provides customers with the ability to view balances and transactions, see statements and check images, transfer funds, pay bills electronically and export transaction history in multiple file formats.

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

We offer our business banking customers a selection of Visa® Cards including the Business Check Card that works like a check wherever VISA® is accepted including ATM cash withdrawals 24 hours a day, 7 days a week. We partner with First National Bank of Omaha to offer Visa® Credit Cards such as the Corporate Card which can

(1)

Securities and insurance products are offered by Primevest Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. Investment products are * Not FDIC insured * May lose value * Not bank guaranteed * Not a deposit * Not insured by any federal government agency.

(2)	Advisory services may only be offered by Investment Adviser Representatives in connection with an appropriate PRIMEVEST Advisory Services Agreement and disclosure brochure as provided.

be used all over the world; the Purchasing Card with established purchasing capabilities based on your business needs; as well as the Business Edition® and Business Edition Plus® that earns reward points with every purchase. Our International Banking Department provides both large and small businesses with the ability to buy and sell foreign currencies as well as obtain letters of credit and wire funds to their customers and suppliers in foreign countries.

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

Through CB Financial Services(1), customers are provided with an array of investment options and all the tools and resources necessary to assist them in reaching their investment goals. Some of the investment options available to customers include 401(k), Simple IRA, Simple Employee Pensions, Buy-Sell Agreements, Key-Man Insurance, Business Succession Planning and personal investments.

Competition

Our industry is highly competitive. Several other financial institutions with greater resources compete for banking business in our market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to experience competition from non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for loans, deposits and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level with faster transaction turnaround time.

Market Areas

Washington: Over half of our total branches within Washington are located in Pierce County, with an estimated population of 790,500 residents. At June 30, 2007 our Pierce County branch locations’ share of the county’s total deposit market was 17%(3), ranking first amongst our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma which accounts for more than 43,000 jobs, McChord Air Force Base and Fort Lewis Army Base that account for nearly 20% of the County’s total employment and the manufacturing industry which supplies the Boeing Company.

We operate fourteen branch locations in King County, including Seattle, Bellevue and Redmond. King County, which is Washington’s most highly populated county at approximately 1.8 million residents, is a market that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At June 30, 2007 our share of the King County deposit market was less than 1%(3); however, we have made significant inroads within this market through the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County with its close proximity to Pierce County is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.

(1)

Securities and insurance products are offered by Primevest Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. Investment products are * Not FDIC insured * May lose value * Not bank guaranteed * Not a deposit * Not insured by any federal government agency.

(3)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2007.

Some other market areas served by the Company include Cowlitz County where we operate three branch locations that account for 11%(3) of the deposit market share, Thurston County were we operate two branches offices, and Kitsap and Whatcom County where we operate one branch in each county.

Oregon: With the acquisition of Town Center Bancorp in July, 2007, we added five branches in Clackamas and Multnomah counties in the Portland, Oregon area, which have less than 1%(3) of the total deposit market share in each of those counties. Bank of Astoria’s five branches located in the western portions of Clatsop and Tillamook Counties, in the northern Oregon coastal area account for 34%(3) and 6%(3) of the deposit market share, respectively. Oregon market areas provide a significant opportunity for expansion in the future. Both Clatsop and Tillamook Counties are comprised primarily of tourism, forestry and commercial fishing related businesses.

Employees

As of December 31, 2007 the Company and its banking subsidiaries employed approximately 775 full time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees contributed to Columbia Bank being named one of Washington’s Best Workplaces in 2007 by the Puget Sound Business Journal.

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

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to Columbia Banking System, Inc. (the “Company”), Columbia State Bank and Mt. Rainier Bank, a dba of Columbia State Bank (together referred to herein as “Columbia Bank”), and Bank of Astoria. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

(3)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2007.

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

Federal and State Regulation of Columbia State Bank and Astoria

General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington and Oregon, and the Bank of Astoria, an Oregon chartered commercial bank, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. The Bank of Astoria is primarily regulated by the Oregon Department of Consumer and Business Services and the FDIC. With respect to branches of Columbia Bank in

Oregon, the Bank is also subject to supervision and regulation by, respectively, the Oregon Department of Consumer and Business Services, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Deposit Insurance

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

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

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations like ours is unclear at this time, and what effect such regulations would have on us cannot be predicted, but we do not expect our operations would be significantly impacted.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

Recent Legislation

Financial Services Regulatory Relief Act of 2006. In 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. Our business, expenses, and operations have not been significantly impacted by this legislation.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies, such as the recent lowering of the Federal Reserve’s discount rate, and their impact on us cannot be predicted with certainty.

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

Lending activities are our largest source of credit risk, which is the risk that a borrower will fail to meet their obligations in accordance with agreed upon terms. We manage the credit risk inherent in our loan portfolio through the establishment of sound underwriting policies and procedures. We maintain an allowance for loan and lease losses as well as an allowance for unfunded loan commitments and letters of credit to absorb anticipated future losses. Although we consider our allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit to be adequate at December 31, 2007, a significant downturn in the economy could result in higher delinquencies and defaults which would negatively impact our financial position. A substantial portion of the loans in our portfolio are variable rate. While recently we have been in a decreasing interest rate environment, a rapidly increasing interest rate environment or inability to access credit or other funding could impair our borrower’s ability to service the interest portion of their obligations to us. This could result in decreased net income from increased provisions to the allowance for loan and lease losses as well as decreased interest income resulting from an increase in nonaccrual loans. For additional discussion see “Risk Elements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

A rapid change in interest rates could negatively impact net interest income.

We are exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. We utilize a number of measures to monitor and manage interest rate risk, such as income simulations and interest sensitivity (gap) analyses. A number of factors that impact interest rates are beyond our control such as general economic conditions as well as governmental and regulatory policies. The impact of rate changes to our net interest income is determined by the amount of change and the time horizon over which change occurs. For additional discussion see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Competition.

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

The tightening of available liquidity could limit our ability to meet loan demand.

Some of the markets from which we obtain our wholesale funding have experienced significant volatility and disruption since mid-2007. Additional uncertainty within these markets could limit our access to wholesale funding and impair our ability to grow our loan portfolio consistent with historical trends.

Concentration in real estate loans.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt our business and our prospects. Our business activities and credit exposure are concentrated in loans secured by real estate. A decline in the real estate market could hurt our business because the collateral securing those loans would decrease in value. A downturn in the local economy could have a material adverse effect both on a borrower’s ability to repay these loans, as well as the value of the real property held as collateral. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Locations

Columbia Bank: The Company’s principal Columbia Bank properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, in Pierce County, where we occupy 62,000 square feet of office space, 4,000 square feet of commercial lending space and 750 square feet of branch space under various operating lease agreements, an operations facility in Lakewood, Washington, where we own 58,000 square feet of office space and an office facility in Tacoma, Washington, that includes a branch where we occupy 26,000 square feet under various operating lease agreements.

In Pierce County we conduct business in twenty additional branch locations, fourteen of which are owned and six of which are leased under various operating lease agreements. In King County we conduct business in nine branch locations, six of which are owned and three of which are leased. In Kitsap, Thurston, Cowlitz and Whatcom counties we conduct business in seven branch locations, five of which are owned and two that are leased under various operating lease agreements. In addition, Columbia Bank, dba Mt. Rainier Bank, conducts business in seven branch locations in King and Pierce counties. Finally, in the Portland metropolitan area, Columbia Bank conducts business in five branch locations in Clackamas and Multnomah counties.

Bank of Astoria: The Company’s principal Astoria properties include headquarters in Astoria, Oregon, in Clatsop County, where we own 20,000 square feet of branch and office space. We conduct business in three additional branches in Clatsop County and one branch in Tillamook County, all of which are owned.

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

Quarterly Common Stock Prices and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low closing prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

2007	High	Low	Cash Dividend Declared
First quarter	$35.96	$32.36	$0.15
Second quarter	$34.18	$28.35	0.17
Third quarter	$33.41	$24.71	0.17
Fourth quarter	$34.00	$27.19	0.17

For the year	$35.96	$24.71	$0.66

2006	High	Low	Cash Dividend Declared
First quarter	$35.49	$27.99	$0.13
Second quarter	$37.39	$31.75	0.14
Third quarter	$36.67	$29.91	0.15
Fourth quarter	$36.20	$30.90	0.15

For the year	$37.39	$27.99	$0.57

On December 31, 2007, the last sale price for our stock in the over-the-counter market was $29.73. At January 31, 2008, the number of shareholders of record was 2,339. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

At December 31, 2007, a total of 331,868 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Equity Compensation Plan Information

	Year Ended December 31, 2007
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	331,868	$14.77	196,414
Equity compensation plans not approved by security holders	—	—	—

(1)	Consists of shares that are subject to outstanding options.
(2)	Includes shares available for future issuance under the stock option plans and 66,320 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2007.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2002, and that all dividends were reinvested.

	Period Ending
Index	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Columbia Banking System, Inc.	100.00	173.20	212.25	246.18	308.21	266.81
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Columbia Peer Group	100.00	148.27	195.14	210.18	250.14	174.80

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
For the Year
Total revenue	$136,568	$122,435	$115,698	$94,187	$86,651
Net interest income	$108,820	$97,763	$90,912	$71,943	$63,867
Provision for loan and lease losses	$3,605	$2,065	$1,520	$995	$2,850
Noninterest income	$27,748	$24,672	$24,786	$22,244	$22,784
Noninterest expense	$88,829	$76,134	$72,855	$61,326	$55,960
Net income	$32,381	$32,103	$29,631	$22,513	$19,522

Per Share
Net Income (Basic)	$1.93	$2.01	$1.89	$1.55	$1.39
Net Income (Diluted)	$1.91	$1.99	$1.87	$1.52	$1.37
Book Value	$19.03	$15.71	$14.29	$13.03	$10.66

Averages
Total Assets	$2,837,162	$2,473,404	$2,290,746	$1,919,134	$1,696,417
Interest-earning assets	$2,599,379	$2,265,393	$2,102,513	$1,769,470	$1,544,869
Loans	$1,990,622	$1,629,616	$1,494,567	$1,186,506	$1,128,941
Securities	$581,122	$623,631	$605,395	$552,742	$401,594
Deposits	$2,242,134	$1,976,448	$1,923,778	$1,690,513	$1,483,173
Core deposits	$1,544,056	$1,433,395	$1,423,862	$1,238,536	$1,017,126
Shareholders’ equity	$289,297	$237,843	$214,612	$169,414	$141,129

Financial Ratios
Net interest margin	4.35%	4.49%	4.44%	4.19%	4.23%
Return on average assets	1.14%	1.30%	1.29%	1.17%	1.15%
Return on average equity	11.19%	13.50%	13.81%	13.29%	13.83%
Return on average tangible equity (2)	14.53%	15.88%	16.63%	14.02%	13.83%
Efficiency ratio (3)	61.33%	58.95%	61.20%	63.20%	62.86%
Average equity to average assets	10.20%	9.62%	9.37%	8.83%	8.32%

At Year End
Total assets	$3,178,713	$2,553,131	$2,377,322	$2,176,730	$1,744,347
Loans	$2,282,728	$1,708,962	$1,564,704	$1,359,743	$1,078,302
Allowance for loan and lease losses	$26,599	$20,182	$20,829	$19,881	$20,261
Securities	$572,973	$605,133	$585,332	$642,759	$523,864
Deposits	$2,498,061	$2,023,351	$2,005,489	$1,862,866	$1,544,626
Core deposits	$1,671,659	$1,473,701	$1,478,090	$1,381,073	$1,098,237
Shareholders’ equity	$341,731	$252,347	$226,242	$203,154	$150,372
Full-time equivalent employees	775	657	651	625	539
Banking offices	55	40	40	39	34

Nonperforming assets
Nonaccrual loans	$14,005	$2,414	$4,733	$8,222	$13,255
Restructured loans	456	1,066	124	227	—
Other personal property owned	—	—	—	—	691
Other real estate owned	181	—	18	680	1,452

Total nonperforming assets	$14,642	$3,480	$4,875	$9,129	$15,398

Nonperforming loans to year end loans	0.63%	0.20%	0.31%	0.62%	1.23%
Nonperforming assets to year end assets	0.46%	0.14%	0.21%	0.42%	0.88%
Allowance for loan and lease losses to year end loans	1.17%	1.18%	1.33%	1.46%	1.88%
Allowance for loan and lease losses to nonperforming loans	183.94%	579.94%	428.84%	235.31%	152.86%
Allowance for loan and lease losses to nonperforming assets	181.66%	579.94%	427.26%	217.78%	131.58%
Net loan charge-offs	$380	$2,712	$572	$2,742	$1,760

Risk-Based Capital Ratios
Total capital	10.90%	13.23%	12.97%	12.99%	14.49%
Tier I capital	9.87%	12.21%	11.82%	11.75%	13.24%
Leverage ratio	8.54%	9.86%	9.54%	8.99%	10.03%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)	Annualized net income, excluding core deposit intangible amortization, divided by average daily shareholders’ equity, excluding average goodwill and average core deposit intangible asset.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains/losses on investment securities, net cost (gain) of OREO, reserve for VISA litigation liability and mark-to-market adjustments of interest rate floor instruments.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”).

The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains and losses on investment securities, net cost or gain of other real estate owned (“OREO”), reserve for VISA litigation liability and mark-to-market adjustments of interest rate floor instruments. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using the federal statutory tax rate of 35 percent for all years presented. Noninterest income and noninterest expense are adjusted for certain items as discussed above. The higher efficiency ratio during 2007 was primarily due to not yet fully realizing operating efficiencies from the mid-year acquisitions of Mountain Bank Holding Company and Town Center Bancorp. Improvement of the efficiency ratio will depend on increases in net interest income, growth of noninterest income and continued expense control. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (3)

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net interest income (1)	$108,820	$97,763	$90,912	$71,943	$63,867
Tax equivalent adjustment for non-taxable investment securities interest income (2)	4,337	3,882	2,508	2,161	1,540

Adjusted net interest income	$113,157	$101,645	$93,420	$74,104	$65,407

Noninterest income	$27,748	$24,672	$24,786	$22,244	$22,784
(Gain) loss on sale of securities, net	—	(36)	(6)	6	(222)
Tax equivalent adjustment for BOLI income (2)	1,016	908	849	710	829

Adjusted noninterest income	$28,764	$25,544	$25,629	$22,960	$23,391

Noninterest expense	$88,829	$76,134	$72,855	$61,326	$55,960
Net gain (cost) of OREO	(5)	11	8	13	(139)
Interest rate floor valuation adjustment	—	(1,164)	—	—	—
Reserve for VISA litigation liability	(1,777)	—	—	—	—

Adjusted noninterest expense	$87,047	$74,981	$72,863	$61,339	$55,821

Efficiency ratio	65.04%	62.18%	62.97%	65.11%	64.58%
Efficiency ratio (fully taxable-equivalent)	61.33%	58.95%	61.20%	63.19%	62.86%
Tax Rate	35.00%	35.00%	35.00%	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan and lease losses.
(2)	Fully Taxable-equivalent basis: Non-taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.
(3)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Consolidated Five-Year Statements of Operations (1)

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Interest Income:
Loans	$156,253	$123,998	$99,535	$68,908	$69,427
Taxable securities	18,614	20,018	18,135	17,051	11,753
Tax-exempt securities	7,923	7,042	4,452	3,770	2,575
Federal funds sold and deposits with banks	1,427	617	85	337	145

Total interest income	184,217	151,675	122,207	90,066	83,900
Interest Expense:
Deposits	59,930	40,838	25,983	16,537	18,304
Federal Home Loan Bank advances	11,065	10,944	3,515	370	652
Long-term obligations	2,177	1,992	1,583	1,162	1,077
Other borrowings	2,225	138	214	54	—

Total interest expense	75,397	53,912	31,295	18,123	20,033

Net Interest Income	108,820	97,763	90,912	71,943	63,867
Provision for loan and lease losses	3,605	2,065	1,520	995	2,850

Net interest income after provision for loan and lease losses	105,215	95,698	89,392	70,948	61,017
Noninterest income	27,748	24,672	24,786	22,244	22,784
Noninterest expense	88,829	76,134	72,855	61,326	55,960

Income before income taxes	44,134	44,236	41,323	31,866	27,841
Provision for income taxes	11,753	12,133	11,692	9,353	8,319

Net Income	$32,381	$32,103	$29,631	$22,513	$19,522

Net Income Per Common Share:
Basic	$1.93	$2.01	$1.89	$1.55	$1.39
Diluted	$1.91	$1.99	$1.87	$1.52	$1.37
Average number of common shares outstanding (basic)	16,802	15,946	15,708	14,558	14,039
Average number of common shares outstanding (diluted)	16,972	16,148	15,885	14,816	14,215
Total assets at year end	$3,178,713	$2,553,131	$2,377,322	$2,176,730	$1,744,347
Long-term obligations	$25,519	$22,378	$22,312	$22,246	$22,180
Cash dividends declared	$0.66	$0.57	$0.39	$0.26	$0.15

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)

The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2007 and 2006. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2007
Total interest income	$41,146	$43,255	$49,378	$50,438	$184,217
Total interest expense	16,443	17,560	20,518	20,876	75,397

Net interest income	24,703	25,695	28,860	29,562	108,820
Provision for loan and lease losses	638	329	1,231	1,407	3,605
Noninterest income	6,177	6,741	7,631	7,199	27,748
Noninterest expense	20,402	20,266	22,425	25,736	88,829

Income before income tax	9,840	11,841	12,835	9,618	44,134
Provision for income tax	2,557	3,297	3,579	2,320	11,753

Net income	$7,283	$8,544	$9,256	$7,298	$32,381

Net income per common share:
Basic	$0.45	$0.53	$0.53	$0.41	$1.93
Diluted	$0.45	$0.53	$0.53	$0.41	$1.91
2006
Total interest income	$35,069	$37,410	$39,166	$40,030	$151,675
Total interest expense	10,763	13,108	14,761	15,280	53,912

Net interest income	24,306	24,302	24,405	24,750	97,763
Provision for loan and lease losses	215	250	650	950	2,065
Noninterest income	5,973	6,267	6,108	6,324	24,672
Noninterest expense	18,340	21,136	18,098	18,560	76,134

Income before income tax	11,724	9,183	11,765	11,564	44,236
Provision for income tax	3,536	1,944	3,430	3,223	12,133

Net income	$8,188	$7,239	$8,335	$8,341	$32,103

Net income per common share:
Basic	$0.52	$0.45	$0.52	$0.52	$2.01
Diluted	$0.51	$0.45	$0.52	$0.52	$1.99

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may be deemed to include forward looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) a continued decline in the housing/real estate market; (3) changes in interest rates significantly reduce interest margins and negatively affect funding sources; (4) deterioration of credit quality that could, among other things, increase defaults and delinquency risks in the Banks’ loan portfolios (5) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (6) competitive pressure among financial institutions increases significantly; (7) legislation or regulatory requirements or changes adversely affect the businesses in which we are engaged; and (8) our ability to realize the efficiencies we expect to receive from our investments in personnel, acquisitions and infrastructure.

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

We have identified the allowance for loan and lease losses (“ALLL”) as our most critical accounting policy. The ALLL is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, a specific valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends, collateral values, past-due and nonperforming loan trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Executive Summary

At December 31, 2007, total loans were $2.28 billion compared with $1.71 billion in the prior year, an increase of $573.8 million or 34%. Our increase in total loans during the year was equally divided between organic growth and the impact of the two acquisitions. Over the past five years, our banking team has generated a compound annual growth rate for year end loans of 14% inclusive of the impact of our three acquisitions during this time period. The growth in our loan portfolio has been achieved while maintaining acceptable overall credit quality as our nonperforming loans represented 0.63% of total loans at December 31, 2007. At year end our allowance for loan and lease losses was $26.6 million compared to $20.2 million a year ago. The allowance for loan and lease losses represented 1.17% of our total loan portfolio and 183.94% of total nonperforming loans at year end compared to 1.18% and 579.94%, respectively, one year ago. Net charge-offs decreased $2.3 million from the prior year to $380,000 during 2007. The growth in our loan portfolio caused us to increase our provision for loan and lease losses to $3.6 million during 2007 from $2.1 million during 2006.

Deposits increased $474.7 million to $2.50 billion on December 31, 2007 compared to $2.02 billion one year earlier. Our increase in deposits during the year was due to $170 million of organic growth coupled with approximately $305 million resulting from the two acquisitions. Core deposits increased $198 million or 13%, to $1.67 billion at year end. Over the past five years core deposits have proven to be a stable source of funds with a compound annual growth rate of 11%. Certificates of deposits increased $276.8 million for 2007. Short-term borrowings increased $36.7 million from the prior year to $262.7 million at December 31, 2007. The increase in borrowings was used to fund growth in the loan portfolio.

Total revenues (net interest income plus noninterest income) increased 12% to $136.6 million during 2007 as compared to $122.4 million during 2006. Net interest income increased $11 million to $108.8 million from $97.8 million in 2006. Noninterest income increased $3.1 million to $27.8 million from $24.7 million in 2006. The increase in noninterest income was attributed primarily to an increase in service charge income of $1.3 million, an increase in mortgage banking income of $342,000 and an increase in miscellaneous loan fees of $563,000.

On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) presently scheduled to occur in 2008. After the restructuring, member financial institutions became guarantors of Visa’s litigation liabilities based upon their proportionate share of the membership base. On November 7, 2007, Visa announced that it had reached a settlement in the amount of $2.07 billion to resolve certain restraint of trade litigation brought by American Express. For the 4th quarter 2007, Columbia recognized a pre-tax charge of approximately $1.8 million, or $0.06 per diluted common share, related to the American Express settlement and the remaining unsettled Discover, Interchange, and Attridge litigation. Of this $1.8 million, $612,000 is the Company’s proportionate share of the American Express settlement and $1.16 million is the Company’s estimate of the fair value of potential losses related to the remaining unsettled litigation in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The $1.8 million charge is included in “Legal and professional services” on the Consolidated Statements of Income in “Item 8. Financial Statements and Supplementary Data” of this report. At this time the Company will not reflect any value for its membership interest in Visa as a result of the restructuring. However, if the anticipated IPO is completed, it is expected that Visa will fund an escrow account with a portion of the proceeds. The escrow account will be for the settlement of Visa’s liabilities associated with restraint of trade actions brought against them. The fair value of the Company’s proportionate Visa interest will be realized, based upon the value of shares utilized to establish the escrow account (limited to the amount of the obligation recorded) and shares redeemed for cash. The Company anticipates that its proportionate share of the Visa IPO proceeds will more than offset its liabilities related to Visa’s litigation matters.

Our net interest margin decreased 14 basis points to 4.35% during 2007 from 4.49% in the prior year. For the twelve month period, funding costs have increased as our mix of core deposits has shifted within our existing portfolio toward higher cost core and non-core funding products. In addition, deposits from our third quarter acquisitions were comprised of a greater percentage of non-core deposit products. We were able to offset a portion of the increased funding costs with higher yielding assets. The average yield on our loan portfolio increased 24 basis points to 7.85% during 2007 as compared to 7.61% during the prior year. The average cost of interest bearing deposits increased 67 basis points to 3.32% from 2.65% in the prior year while our average borrowing costs increased to 5.69% up from 5.60% in the prior year.

Earnings per diluted share decreased $0.08 to $1.91 during 2007 as compared to $1.99 during 2006. The decrease in earnings per diluted share reflects the additional common shares issued in our two acquisitions during 2007, thereby increasing our average outstanding shares. Over the last five years our compounded growth rate of earnings per diluted share was 20%. Our return on average tangible equity, which removes from equity the impact of goodwill arising from acquisitions, was 14.53% for the year as compared to 15.88% in 2006. Return on average equity declined to 11.19% in 2007 from 13.50% in 2006.

During 2007 our noninterest expense increased 17%, or $12.7 million, to $88.8 million. This increase is primarily attributable to increased employee compensation and benefits expense of $7.9 million, increased occupancy costs of $1.6 million and an increase of $2.8 million in legal and professional services. The increase in compensation costs was primarily due to increases in our lending and retail functions. The increase in lending and retail banking staff reflects our investment in the future growth of the organization. Compensation costs were also increased in excess of $1.9 million due to our two acquisitions. Employee compensation and benefits were also impacted by increased group medical costs, general wage increases, and expenses related to share-based payments. Approximately $1.8 million of the increase in legal expenses was related to the Visa litigation reserve established during the fourth quarter of 2007.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, reserve for VISA litigation liability, and mark-to-market adjustments of interest rate floor instruments] was 61.33% for 2007 and 58.95% for 2006. The year over year deterioration (increase) in our efficiency ratio is due to a higher growth rate of noninterest expense in proportion to noninterest income. For discussion over the variances in noninterest expense and noninterest income see the following “Noninterest Income” and “Noninterest Expense” sections of this discussion.

A priority for us during 2008 is to continue to focus on actively managing our balance sheet in a manner that minimizes our exposure to potential contraction of our net interest margin in the event of additional declines in short-term interest rates. In addition, we will focus on expense control and pursue opportunities to reduce expenses including measures such as branch consolidation. We will continue in our efforts to increase market share in all the communities we serve through leveraging our strong base of branches in both Washington and Oregon. As strategic opportunities are identified, we will consider new markets and branch locations that fit both our economic model and our corporate culture while balancing the need for fiscal restraint based upon changing general economic conditions.

Results of Operations

Net income for the year increased to $32.4 million compared to $32.1 million in 2006 and $29.6 million in 2005. On a diluted per share basis, net income for the year was $1.91 per share, compared with $1.99 per share in 2006, and $1.87 per share in 2005.

Our results of operations are dependent to a large degree on net interest income. We also generate noninterest income through service charges and fees and merchant services fees. Our operating expenses consist primarily of compensation, employee benefits, and occupancy. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Business Combinations

In July, 2007, the Company acquired all of the outstanding common stock of Mountain Bank Holding Company (“Mt. Rainier”), the parent company of Mt. Rainier National Bank, headquartered in Enumclaw, Washington and Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, headquartered in Portland, Oregon. The acquisitions were consistent with our expansion strategy and added 7 branches in King and Pierce counties and 5 Oregon branches in the North Clackamas and Southeast Portland areas.

The operating results of Mt. Rainier and Town Center were included in the Company’s operating results beginning July 23, 2007; consequently, 2007 quarter-end and year-to-date operating results are not directly comparable to the 2006 results for the same periods. For comparison purposes to prior periods, as of July 23, 2007 Mt. Rainier and Town Center combined contributed $360 million in assets, $287 million in loans and $305 million in deposits.

Net Interest Income

Net interest income is the single largest component of our total revenue. Our net interest income increased 11%, to $108.8 million in 2007 as compared to $97.8 million in 2006 and $90.9 million in 2005. In the current year interest on loans was a key factor in the growth of our interest income, increasing 26% to $156.3 million. This compares to 2006 and 2005 loan interest earnings of $124.0 million and $99.5 million, respectively. The increase in loan interest income during 2007 is primarily due to increased loan volumes, whereas the increase during 2006 was attributable to higher loan rates. Interest expense increased $21.5 million, or 40%, to $75.4 million during 2007 as compared to $53.9 million in 2006 and $31.3 million in 2005. The upward trend in interest expense for 2007 is primarily due to a change in the mix of our core deposits shifting to higher cost core and non-core funding products. The increase in interest expense during 2006 as compared to 2005 was primarily due to growth in deposits, increased use of FHLB borrowings, and 2005 was the first full year that included Astoria’s operating results.

Additionally, declining short-term interest rates impacted the net interest margin in 2007, decreasing 14 basis points to 4.35% from 4.49% in 2006 and 4.44% in 2005. Approximately 43% of our loans are tied to short-term indices such as Prime or LIBOR. This 14 basis point decrease, assuming no other moving parts would equate to a year over year before tax impact of $3.6 million. Also impacting the margin is the above average loan growth accompanied by a lag in gathering deposits to fund these loans. We currently fund the difference using short-term borrowings and wholesale deposits which have higher costs associated with them. Average asset yields increased 38 basis points with average interest liability yields increasing 59 basis points from 2006. Decreases in the target Federal Funds rate, such as those occurring subsequent to year-end, may continue to negatively impact our net interest margin.

In 2006, we began using derivative instruments to add stability to interest income and to manage our exposure to changes in interest rates. One of the initiatives we undertook to accomplish this objective was the purchase of three prime interest rate floors for a combined notional amount of $200 million with strike prices laddered in at 7.25%, 7.50% and 7.75%. We utilized these floors to establish a cash flow hedge with several pools of our prime based loans to assist in diminishing our exposure to margin compression in a falling rate environment. Essentially, when the prime rate fell below the strike rate the Company received payment on the difference between the two rates. In March 2006 we paid approximately $3.1 million for the floors which had an April 2011 expiration date. In January 2008 we elected to take advantage of what we felt was favorable pricing and sold the floors for $8.1 million. At the time of their sale the floors had a book value of $1.9 million resulting in a deferred gain of $6.2 million to be recognized through interest income as the originally hedged forecasted transactions (interest payments on variable-rate loans) affect earnings. We expect to accrete $1.7 million of the deferred gain through earnings during 2008 and $2.5 million, $1.7 million, and $290,000 in 2009, 2010, and 2011, respectively. Our decision to monetize the gain on these floors removed the uncertainty changing interest rates would have on their realizable value had we held them to maturity. For additional information on our derivatives and hedging activities, see Note 18 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

	2007			2006			2005
	Average Balances (1)	Interest	Average Rate	Average Balances (1)	Interest	Average Rate	Average Balances (1)	Interest	Average Rate
	(in thousands)
Interest-Earning Assets
Loans:
Commercial business	$686,617	$57,393	8.36%	$592,118	$48,958	8.27%	$551,337	$38,534	6.99%
Real estate (2):
One-to-four family residential	236,960	20,070	8.47%	110,343	8,736	7.92%	87,263	5,698	6.53%
Commercial and five or more family residential properties	905,893	65,737	7.26%	778,783	54,344	6.98%	718,601	45,791	6.37%
Consumer	161,152	13,053	8.10%	148,372	11,960	8.06%	137,366	9,512	6.92%

Total loans	1,990,622	156,253	7.85%	1,629,616	123,998	7.61%	1,494,567	99,535	6.66%
Securities (3)	581,122	30,874	5.31%	623,631	30,942	4.96%	605,395	25,095	4.15%
Interest-earning deposits with banks	27,635	1,427	5.16%	12,146	617	5.08%	2,551	85	3.33%

Total interest-earning assets	2,599,379	188,554	7.25%	2,265,393	155,557	6.87%	2,102,513	124,715	5.93%
Other earning assets	42,334			37,725			36,114
Non-earning assets	195,449			170,286			152,118

Total assets	$2,837,162			$2,473,404			$2,290,745

Interest-Bearing Liabilities
Certificates of deposit	$698,078	$31,274	4.48%	$543,053	$20,985	3.86%	$499,916	$14,600	2.92%
Savings accounts	111,265	467	0.42%	115,802	436	0.38%	113,160	409	0.36%
Interest-bearing demand and money market accounts	994,317	28,189	2.84%	879,774	19,417	2.21%	889,457	10,974	1.23%

Total interest-bearing deposits	1,803,660	59,930	3.32%	1,538,629	40,838	2.65%	1,502,533	25,983	1.73%
Federal Home Loan Bank advances	207,521	11,065	5.33%	208,593	10,944	5.25%	107,651	3,515	3.27%
Long-term obligations	23,777	2,177	9.16%	22,343	1,992	8.92%	22,277	1,583	7.11%
Other borrowings	40,606	2,225	5.48%	2,413	138	5.72%	2,847	214	7.52%

Total interest-bearing liabilities	2,075,564	75,397	3.63%	1,771,978	53,912	3.04%	1,635,308	31,295	1.91%
Demand and other noninterest-bearing deposits	438,474			437,819			421,245
Other noninterest-bearing liabilities	33,827			25,764			19,580
Shareholders’ equity	289,297			237,843			214,612

Total liabilities and shareholders’ equity	$2,837,162			$2,473,404			$2,290,745

Net interest income (3)		$113,157			$101,645			$93,420

Net interest spread			3.62%			3.83%			4.02%

Net interest margin			4.35%			4.49%			4.44%

Average interest-earning assets to average interest-bearing liabilities			125.24%			127.85%			128.57%

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $3.5 million in 2007, $2.1 million in 2006, $1.9 million in 2005.
(2)	Real estate average balances include real estate construction loans.
(3)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%

A performance metric that we consistently use to evaluate our success in managing our interest-earning assets and interest-bearing liabilities is the level of our net interest margin. Our net interest margin (net interest income on a fully-taxable equivalent basis divided by average interest-earning assets) remained relatively stable during 2007 and 2006 decreasing only 14 basis points [A basis point is 1/100th of 1%, alternatively 100 basis points equals 1.00]. The decline in our net interest margin during 2007 was primarily due to a shift within our deposit portfolio toward higher cost core and non-core funding products coupled with an increased reliance on borrowings and other higher cost wholesale funding alternatives. While our net interest margin experienced very modest compression from 2006 to 2007, for comparative purposes one basis point in the margin equates to approximately $260,000 per year in net interest income. Accordingly, the 14 basis point reduction in the margin during 2007 negatively impacted pre-tax earnings by $3.6 million.

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

	2007 Compared to 2006 Increase (Decrease) Due to			2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (1)	$28,337	$3,918	$32,255	$10,276	$14,187	$24,463
Securities (TE)	(2,258)	2,190	(68)	905	4,942	5,847
Interest-earning deposits with banks	800	10	810	488	44	532

Total interest income (TE)	$26,879	$6,118	$32,997	$11,669	$19,173	$30,842

Interest Expense
Deposits:
Certificates of deposit	$6,945	$3,344	$10,289	$1,667	$4,718	$6,385
Savings accounts	(19)	50	31	10	17	27
Interest-bearing demand	3,247	5,525	8,772	(214)	8,657	8,443

Total interest on deposits	10,173	8,919	19,092	1,463	13,392	14,855
FHLB advances	(57)	178	121	5,296	2,133	7,429
Long-term subordinated debt & trust preferred obligations	131	54	185	6	403	409
Other borrowings	2,093	(6)	2,087	(25)	(51)	(76)

Total interest expense	$12,340	$9,145	$21,485	$6,740	$15,877	$22,617

TE  =  Taxable equivalent, based on a marginal tax rate of 35%.

(1)	Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $3.5 million in 2007, $2.1 million in 2006, $1.9 million in 2005.

As evidenced by the table presented above, the $33 million increase in total interest revenue during 2007 as compared to 2006 was primarily due to the increased volume of loans. The $30.8 million increase in total interest revenue during 2006, as compared to 2005, was primarily due to increased loan rates and volume coupled with increasing rates on securities. The $21.5 million increase in total interest expense in 2007, as compared to 2006, was a result of increased volume and rates on certificates of deposits and interest bearing demand and increased volume in other borrowings. The $22.6 million increase in total interest expense in 2006, as compared to 2005, was a result of increased rates paid on certificate of deposits and interest bearing demand accounts and the increased use of short term borrowings such as Federal Home Loan Bank advances.

Provision for Loan and Lease Losses

Our provision for loan and lease losses (“the provision”) was $3.6 million for 2007, compared with $2.1 million for 2006, and $1.5 million for 2005. For the years ended December 31, 2007, 2006, and 2005, net loan charge-offs amounted to $380,000, $2.7 million and $572,000, respectively. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2007, 2006 and 2005 were 2 basis points, 17 basis points, and 4 basis points, respectively. The charge-offs during 2007, 2006 and 2005 were comprised of several loans. The increased provision in 2007 as compared to 2006 was primarily due to growth in our loan portfolio. The high level in net charge offs for 2006 was primarily centered in one “legacy credit” originated in December of 1999, which was classified as non-performing in November of 2003. The provision is based on management’s estimates resulting from ongoing modeling and qualitative analysis of the characteristics and composition of the loan portfolio. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion.

Noninterest Income

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2007	$ change	% change	2006	$ change	% change	2005
	(in thousands)
Fees and other revenue:
Service charges, loan fees and other fees	$13,498	$1,847	16%	$11,651	$341	3%	$11,310
Merchant services fees	8,373	59	1%	8,314	(166)	(2)%	8,480
Gain (loss) on sale of securities, net	0	(36)	(100)%	36	30	500%	6
Bank owned life insurance (BOLI)	1,886	199	12%	1,687	110	7%	1,577
Other income	3,991	1,007	34%	2,984	(429)	(13)%	3,413

Total noninterest income	$27,748	$3,076	12%	$24,672	$(114)	0%	$24,786

The increase in noninterest income during 2007 was primarily due to increased service charges, fees and other miscellaneous income earned over a larger customer base. Service charges and other fees increased $1.8 million or 16%. This increase is the result of a change in our deposit account fee structure in conjunction with an increase in the number of deposit accounts. The increase in deposit accounts results from a combination of organic growth and accounts obtained from our two acquisitions which closed early in the third quarter.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2007	$ change	% change	2006	$ change	% change	2005
	(in thousands)
Gain on disposal of assets	$265	$(60)	(18)%	$325	$26	9%	$299
Mortgage banking	537	249	86%	288	(833)	(74)%	1,121
Cash management 12-b1 fees	399	71	22%	328	41	14%	287
Letter of credit fees	399	95	31%	304	(10)	(3)%	314
Late charges	250	18	8%	232	21	10%	211
Currency exchange income	316	50	19%	266	43	19%	223
New Markets Tax Credit dividend	93	1	1%	92	32	53%	60
Miscellaneous fees on loans	870	633	267%	237	135	132%	102
Interest rate swap income	225	225	100%	—	—	—	—
Credit card fees	81	(2)	(2)%	83	(12)	(13)%	95
Miscellaneous	556	(273)	(33)%	829	128	18%	701

Total other noninterest income	$3,991	$1,007	34%	$2,984	$(429)	(13)%	$3,413

Much of the gain on the sale of assets during 2007, 2006 and 2005 consists of the amortized gain on the sale and lease-back of two buildings which occurred in September 2004. The resulting $1.3 million gain on the sale was deferred and recognized over the life of the leases, the unamortized gain balance at December 31, 2007 and 2006 was $565,000 and $784,000, respectively, and is included in other liabilities on our consolidated balance sheets. During 2007, 2006 and 2005 the Company recognized amortized gains associated with the sale and lease-back transaction of $219,000, 246,000 and $246,000, respectively. The increase in miscellaneous fees on loans during 2007 is primarily attributable to increased loan prepayment fees.

Noninterest Expense

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2007	$ change	% change	2006	$ change	% change	2005
	(in thousands)
Compensation	$34,508	$6,322	22%	$28,186	$479	2%	$27,707
Employee benefits	12,195	1,612	15%	10,583	1,005	10%	9,578
Occupancy	12,322	1,562	15%	10,760	653	6%	10,107
Merchant processing	3,470	109	3%	3,361	103	3%	3,258
Advertising and promotion	2,391	(191)	(7)%	2,582	604	31%	1,978
Data processing	2,564	250	11%	2,314	(590)	(20)%	2,904
Legal and professional services	4,912	2,813	134%	2,099	(1,404)	(40)%	3,503
Taxes, licenses and fees	2,882	383	15%	2,499	481	24%	2,018
Net (gain) cost of other real estate owned	5	16	145%	(11)	(3)	38%	(8)
Other	13,580	(181)	(1)%	13,761	1,951	17%	11,810

Total noninterest expense	$88,829	$12,695	17%	$76,134	$3,279	5%	$72,855

The current year increase in noninterest expense is primarily attributed to increased employee compensation and benefit costs, higher occupancy expense, legal and professional expense, and taxes, license and fees. The increase in compensation costs was primarily due to increases in our lending and retail functions. Compensation costs were also increased in excess of $1.9 million due to our two acquisitions. The increase in compensation and employee benefits for both periods was also impacted by increased group medical costs, general wage increases, and expenses related to share based payments. The increase in occupancy expense during 2007 was primarily related to a general increase in prevailing rents of existing facilities, our expansion efforts within King, Thurston and Whatcom County markets and our two acquisitions. The increase in legal and professional fees was attributed to the establishment of our Visa litigation reserve, the Bank of Astoria’s core processing software conversion, and indirect costs associated with our acquisitions.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2007	$ change	% change	2006	$ change	% change	2005
	(in thousands)
Losses on investments in affordable housing partnerships (1)	$732	$(38)	(5)%	$770	$55	8%	$715
Core deposit intangible amortization (“CDI”)	719	267	59%	452	(85)	(16)%	537
Software support & maintenance	846	126	18%	720	53	8%	667
Federal Reserve Bank processing fees	440	(400)	(48)%	840	181	27%	659
Telephone & network communications	1,234	114	10%	1,120	48	4%	1,072
Recovery of operational and loan commitment losses	—	—	0%	—	50	(100)%	(50)
Supplies	1,364	166	14%	1,198	159	15%	1,039
Postage	1,367	128	10%	1,239	(12)	(1)%	1,251
Sponsorships & charitable contributions	623	(38)	(6)%	661	(38)	(5)%	699
Travel	453	115	34%	338	31	10%	307
Investor relations	228	59	35%	169	(19)	(10)%	188
Insurance	448	(25)	(5)%	473	3	1%	470
Regulatory premiums	507	238	88%	269	(49)	(15)%	318
Director expenses	423	(19)	(4)%	442	16	4%	426
Employee expenses	663	83	14%	580	58	11%	522
ATM Network	656	63	11%	593	88	17%	505
Miscellaneous	2,877	(1,020)	(26)%	3,897	1,412	57%	2,485

Total other noninterest expense	$13,580	$(181)	(1)%	$13,761	$1,951	17%	$11,810

(1)	Losses on investment in affordable housing partnerships. Losses are offset by tax credits which reduce our income tax liability.

Income Tax

For the years ended December 31, 2007, 2006, and 2005, we recorded income tax provisions of $11.8 million, $12.1 million, and $11.7 million, respectively. The effective tax rate was 26.6% in 2007, 27.4% in 2006 and 28.3% in 2005. Our effective tax rate is less than our statutory rate of 35.52% and has exhibited a declining trend over the past three years. This decline is primarily due to a significant increase in the amount of tax-exempt municipal securities held in the investment portfolio, tax exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships. For additional information, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition

Our total assets grew 25% to $3.18 billion at December 31, 2007 from $2.55 billion at December 31, 2006. Our increase in total assets was primarily due to growth in our loan portfolio which increased 34% or $573.8 million to $2.28 billion. Our investment portfolio decreased 5% or $32.2 million. This decrease was primarily a result of investment maturities and scheduled principal reductions and prepayments on mortgage-backed securities. Deposit balances increased $474.7 million or 23% to $2.5 billion. Noninterest bearing deposits increased $35.9 million to $468.2 million while interest bearing deposits increased $438.8 million to $2 billion. Short-term borrowings increased 16% or $36.7 million to $262.7 million. The increased borrowings were used to fund loan growth during 2007. Total equity increased 35% or $89.4 million to $341.7 million due to $32.4 million in net income for 2007 and the issuance of shares related to the two acquisitions.

Investment Portfolio

We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk, and to provide collateral for certain public deposits and short-term borrowings. Consistent with our investment strategy, during the upcoming year we may purchase or sell securities in response to changes in interest rates or prepayment characteristics.

The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts that we believe the securities could be sold for as of the dates indicated. As of December 31, 2007 we had 108 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we have the ability and intent to hold these investments to maturity or until fair value recovers above cost. We review these investments for other-than-temporary impairment on an ongoing basis. While our review did not result in an other-than-temporary impairment adjustment as of December 31, 2007, we will continue to review these investments for possible adjustments in the future.

Purchases during 2007 totaled $3.7 million while maturities and repayments totaled $49.2 million compared to purchases of $177.8 million and maturities and repayments of $110.8 million during 2006. At December 31, 2007 U.S. Government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 54% of our investment portfolio, state and municipal securities were 35%, and U.S. government-sponsored enterprise securities were 11%. There was no impairment charge recognized during 2007, 2006 or 2005. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at their fair values. The average duration of our investment portfolio was 4 years and 8 months at December 31, 2007. For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

Securities Available for Sale

	December 31, 2007
	Amortized Cost	Fair Value	Yield
	(in thousands)
U.S. Government-sponsored enterprise
Due through 1 year	$17,731	$17,678	3.65%
Over 1 through 5 years	43,406	43,622	4.04%

Total	$61,137	$61,300	3.93%

U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$560	$556	3.35%
Over 1 through 5 years	98	97	4.05%
Over 5 through 10 years	131,543	130,904	4.63%
Over 10 years	172,274	172,185	5.20%

Total	$304,475	$303,742	4.95%

State and municipal securities (2)
Due through 1 year	$1,099	$1,094	2.42%
Over 1 through 5 years	10,407	10,695	6.01%
Over 5 through 10 years	31,134	31,484	5.39%
Over 10 years	148,033	150,692	6.19%

Total	$190,673	$193,965	6.03%

Other securities
Due through 1 year	$1,400	$1,400	4.71%
After 10 years	1,000	959	4.60%

Total	$2,400	$2,359	4.87%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Loan Portfolio

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total
	(in thousands)
Commercial business	$762,365	33.4%	$617,899	36.1%	$570,974	36.5%	$488,157	35.9%	$381,658	35.4%

Real estate:
One-to-four family residential	60,991	2.7	51,277	3.0	74,930	4.8	49,580	3.7	47,430	4.4
Commercial and five or more family residential properties	852,139	37.3	687,635	40.3	651,393	41.6	595,775	43.8	472,836	43.8

Total real estate	913,130	40.0	738,912	43.3	726,323	46.4	645,355	47.5	520,266	48.2

Real estate construction:
One-to-four family residential	269,115	11.8	92,124	5.4	41,033	2.6	26,832	2.0	15,577	1.4
Commercial and five or more family residential properties	165,490	7.2	115,185	6.8	89,134	5.7	70,108	5.1	58,998	5.5

Total real estate construction	434,605	19.0	207,309	12.2	130,167	8.3	96,940	7.1	74,575	6.9

Consumer	176,559	7.8	147,782	8.6	140,110	9.0	132,130	9.7	104,240	9.7

Subtotal	2,286,659	100.2	1,711,902	100.2	1,567,574	100.2	1,362,582	100.2	1,080,739	100.2
Less deferred loan fees and other	(3,931)	(0.2)	(2,940)	(0.2)	(2,870)	(0.2)	(2,839)	(0.2)	(2,437)	(0.2)

Total loans	$2,282,728	100.0%	$1,708,962	100.0%	$1,564,704	100.0%	$1,359,743	100.0%	$1,078,302	100.0%

Loans held for sale	$4,482		$933		$1,850		$6,019		$10,640

At December 31, 2007, total loans were $2.28 billion compared with $1.71 billion in the prior year, an increase of $573.8 million or 34%. We experienced significant growth in commercial business, commercial real estate, and real estate construction loans. Total loans at December 31, 2007 represented 72% of total assets up from 66% at December 31, 2006. The compound annual growth rate of our loan portfolio over the last five years is 14%.

Commercial Business Loans: Commercial loans increased $148.9 million, or 24%, to $757.6 million from year-end 2006, representing 33% of total loans at year end. We are committed to providing competitive commercial banking in our primary market areas. We expect our commercial lending focus to center around expanding our existing banking relationships with businesses and business owners while continuing to build new customer relationships.

Real Estate Loans: Residential one to four family loans are used by us to collateralize advances from the FHLB. Our underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. We utilize an outsourced residential lending underwriting platform. Residential loans are originated on a pre-sold basis provided they meet the underwriting criteria established by our third party provider. If circumstances warrant, we may originate and retain loans that fall outside the scope of our third party provider’s underwriting guidelines. However, we do not underwrite residential real estate loans for the subprime market.

Commercial and five or more family residential real estate loans reflect a mix of owner occupied and income property transactions. Generally, these loans are made to borrowers who have existing banking relationships with us. Our underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value or cost, whichever is lower, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition, economic conditions, and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and to provide financing to builders for the construction of pre-sold homes and speculative residential construction. The increase in real estate construction loans resulted from the contribution of our new Builder Banking team added late in the fourth quarter of 2006 and the addition of construction loans existing at the time of closing within the portfolios of Mt. Rainier National Bank and Town Center Bank. We endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Total real estate and real estate construction loans comprised 59% of our loan portfolio as of December 31, 2007 which is an increase from the 55.5% at December 31, 2006.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2007:

	Maturing
(in thousands)	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
Commercial business	$516,112	$175,810	$70,443	$762,365
Real estate construction	360,534	40,547	33,524	434,605

Total	$876,646	$216,357	$103,967	$1,196,970

Fixed rate loans due after 1 year		$160,745	$89,815	$250,560
Variable rate loans due after 1 year		55,612	14,152	69,764

Total		$216,357	$103,967	$320,324

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

Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned. Nonperforming assets totaled $14.6 million, or 0.46% of year-end assets at December 31, 2007, compared to $3.5 million or 0.14% of year end assets at December 31, 2006.

The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Nonaccrual:
Commercial business	$2,170	$1,777	$4,316	$6,587	$9,987
Real Estate
One-to-four family residential	204	366	376	375	365
Commercial and five or more family residential real estate	3,476	217	—	440	1,245
Real Estate Construction
One-to-four family residential	7,317	—	—	—	663
Consumer	838	54	41	820	995

Total nonaccrual loans	14,005	2,414	4,733	8,222	13,255
Restructured:
Commercial business	456	1,066	124	227	—
One-to-four family residential construction	—	—	—	—	—

Total restructured loans	456	1,066	124	227	—

Total nonperforming loans	14,461	3,480	4,857	8,449	13,255
Other real estate owned	181	—	18	680	1,452
Other personal property owned	—	—	—	—	691

Total nonperforming assets	$14,642	$3,480	$4,875	$9,129	$15,398

Accruing loans past-due 90 days or more	$—	$—	$—	$4	$4
Foregone interest on nonperforming loans	$814	$497	$106	$920	$1,338
Interest recognized on nonperforming loans	$244	$202	$45	$101	$386
Potential problem loans	$2,343	$2,288	$2,269	$2,321	$1,342
Allowance for loan and lease losses	$26,599	$20,182	$20,829	$19,881	$20,261
Allowance for loan and lease losses to nonperforming loans	183.94%	579.94%	428.84%	235.31%	152.86%
Allowance for loan and lease losses to nonperforming assets	181.66%	579.94%	427.26%	217.78%	131.58%
Nonperforming loans to year end loans	0.63%	0.20%	0.31%	0.62%	1.23%
Nonperforming assets to year end assets	0.46%	0.14%	0.21%	0.42%	0.88%

At December 31, 2007 nonperforming assets increased to 0.46% of period end assets up from 0.14% of period-end assets at December 31, 2006. The increase in nonperforming assets during the year is primarily centered in three lending relationships. The first relationship is a single $4.7 million credit originated in October of 2006 in which Columbia Bank participates with another lender who acts as agent in the transaction. The borrower is engaged in the business of selling residential lots to builders for the purpose of constructing single family residences. The borrower’s inability to obtain final plat approval prior to the expiration of agreements for the sale of lots at a predetermined price combined with softening market conditions resulted in new agreements for the sale of lots at prices reduced from the original agreements. Given these developments, management believes the conservative course of action is to place the loan on nonaccrual until a restructure of the debt is completed. The second relationship is for money we advanced in 2005 for the construction of an office building in Oregon; the building has now been completed with the exception of certain tenant improvements. However, the loans became past due as the borrower encountered operational challenges including delays, cost overruns and the inability to lease up the building as originally anticipated. We are pursuing our remedies in accordance with the loan agreements which evidence this transaction. The final relationship is a single $2.4 million credit which reflected continued stress in real estate-related lending.

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

Other Real Estate Owned: As of December 31, 2007 there were two loans in other real estate loans which is comprised of property from foreclosed real estate loans. This reflects a current year increase of $181,000 compared to a decrease of $18,000 at December 31, 2006.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. There were no OPPO assets at December 31, 2007 and 2006.

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $2.3 million at year end 2007 and 2006. For additional information on our nonperforming loans see Note 6 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Analysis of the ALLL

The following table provides an analysis of our loss experience by loan type for the last five years:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Total loans, net at year end (1)	$2,282,728	$1,708,962	$1,564,704	$1,359,743	$1,078,302

Daily average loans	$1,990,622	$1,629,616	$1,494,567	$1,186,506	$1,128,941

Balance of ALLL at beginning of period	$20,182	$20,829	$19,881	$20,261	$19,171
Balance established through acquisition	3,192	—	—	1,367	—
Charge-offs
Commercial business	(781)	(2,077)	(386)	(2,490)	(2,210)
Real Estate:
One-to-four family residential	—	—	—	—	(1)
Commercial and 5 or more family residential properties	—	(9)	—	—	—
Real Estate Construction:
One-to-four family residential construction	—	—	—	—	(26)
Commercial and five or more family residential properties	—	—	(665)	(260)	—
Consumer	(432)	(1,109)	(221)	(292)	(315)

Total charge-offs	(1,213)	(3,195)	(1,272)	(3,042)	(2,552)

Recoveries
Commercial business	530	233	218	124	728
Real Estate:
One-to-four family residential	—	20	—	1	—
Commercial and 5 or more family residential properties	12	83	—	—	—
Real Estate Construction:
One-to-four family residential construction	—	7	—	25	5
Commercial and five or more family residential properties	—	—	326	—	—
Consumer	291	140	156	150	59

Total recoveries	833	483	700	300	792

Net charge-offs	(380)	(2,712)	(572)	(2,742)	(1,760)
Provision charged to expense	3,605	2,065	1,520	995	2,850

Balance of ALLL at year end	$26,599	$20,182	$20,829	$19,881	$20,261

Net charge-offs to average loans outstanding	0.02%	0.17%	0.04%	0.23%	0.16%
Allowance for loan and lease losses to year end loans (1)	1.17%	1.18%	1.33%	1.46%	1.88%

(1)	Excludes loans held for sale

The increase in the loan and lease loss provision during 2007 was due primarily to loan growth. The increase in the provision for 2006 was a function of higher net charge-offs and loan growth.

We have used the same methodology for ALLL calculations during 2007, 2006 and 2005. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. There were no significant changes during 2007 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. We maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. Our credit quality measures weakened modestly during 2007, moving closer to historical levels as 2006 results were among the strongest in our history. We carefully monitor the loan portfolio and continue to emphasize the importance of credit quality while continuously strengthening our loan monitoring systems and controls.

Allocation of the ALLL

The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2007		2006		2005		2004		2003
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(in thousands)
Commercial business	$7,068	33.4%	$9,628	36.1%	$12,060	36.5%	$10,222	35.9%	$12,879	35.4%
Real estate and construction:
One-to-four family residential	7,648	14.5	1,134	8.4	809	7.4	678	5.7	890	5.8
Commercial and five or more family residential properties	11,170	44.3	8,841	46.9	6,663	47.1	7,995	48.7	5,116	49.1
Consumer	713	7.8	281	8.6	677	9.0	985	9.7	1,376	9.7
Unallocated	—	—	298	—	620	—	1	—	—	—

Total	$26,599	100.0%	$20,182	100.0%	$20,829	100.0%	$19,881	100.0%	$20,261	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Deposits

The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2007		2006		2005
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
Interest bearing demand (1)	$994,317	2.84%	$879,774	2.21%	$889,457	1.23%
Savings	111,265	0.42%	115,802	0.38%	113,160	0.35%
Certificates of deposit	698,078	4.48%	543,053	3.86%	499,916	2.92%

Total interest-bearing deposits	1,803,660	3.32%	1,538,629	2.65%	1,502,533	1.73%
Demand and other non-interest bearing	438,474		437,819		421,245

Total average deposits	$2,242,134		$1,976,448		$1,923,778

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts.

During 2007 our total average deposits increased $265.7 million, or 13% as compared to $52.7 million or 3% during 2006. Our focus in increasing our deposit base is centered on core deposit growth, which includes interest and non-interest bearing demand, money market, and savings accounts. Average core deposits increased $110.7 million during 2007 and $9.5 million during 2006.

Competitive pressure from banks in our market areas with a strained liquidity postures has slowed our deposit growth but, in the long-term, we anticipate continued growth in our core deposits through both the addition of new customers and our current client base. However, as short-term rates decrease our cost of funds may not decline proportionally due to changes in our mix of interest bearing and non-interest bearing accounts, growth in higher yielding deposits, and competitive pressures.

We have established a branch system to serve our customers and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At December 31, 2007 brokered and other wholesale deposits (excluding public deposits) totaled $72 million or 3% of total deposits compared to $10.5 million or less than 1% of total deposits, at year-end 2006.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

	December 31, 2007
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
Amounts maturing in:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(in thousands)
Three months of less	$221,415	9%	$8,684	0%
Over 3 through 6 months	90,486	4%	51,395	2%
Over 6 through 12 months	83,961	3%	3,488	0%
Over 12 months	35,002	1%	8,454	0%

Total	$430,864	17%	$72,021	3%

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

The following table sets forth the details of FHLB advances:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
FHLB Advances
Balance at year end	$257,670	$205,800	$94,400
Average balance during the year	$207,521	$208,594	$107,651
Maximum month-end balance during the year	$264,250	$303,000	$194,200
Weighted average rate during the year	5.27%	5.25%	3.27%
Weighted average rate at December 31,	4.59%	5.56%	4.33%

For additional information on our borrowings, including amounts pledged as collateral, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Long-Term Borrowings

During 2001, we, participated in a pooled trust preferred offering through our subsidiary trust (the “Trust”), whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 8.54% at December 31, 2007. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debt at ten years at par, allowing us to retire the debt early if conditions are favorable. Effective December 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on our December 31, 2003 Consolidated Balance Sheets and our related investment in the Trust was recorded in “other assets” on the Consolidated Balance Sheets. Through the recent Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 8.99% at December 31, 2007. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2007 and 2006, the outstanding balance was $5.0 million and $0, respectively with an interest rate of 6.23% at December 31, 2007. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance. For additional information on our borrowings, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2007
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,575	$6,518	$5,953	$11,698	$27,744
Capital lease	4	—	—	—	4
FHLB advances	256,670	1,000	—	—	257,670
Other borrowings	5,061	—	—	—	5,061
Long-term subordinated debt	—	—	—	25,519	25,519

Total	$265,310	$7,518	$5,953	$37,217	$315,998

At December 31, 2007, we had commitments to extend credit of $857.6 million compared to $764.3 million at December 31, 2006. For additional information regarding future financial commitments, see Note 16 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds

Our primary sources of funds are net income, loan repayments, maturities and principal payments on available for sale investments, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and a large commercial bank of $51.0 million and $15.0 million, respectively, at December 31, 2007, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiaries which are used to fund dividends to shareholders and cover operating expenses.

Capital Expenditures

Capital expenditures, primarily consisting of an additional branch location as well as ATM network and information technology-related expenditures, are anticipated to be approximately $8.9 million during 2008.

See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2007 and 2006.

Capital

Our shareholders’ equity increased to $341.7 million at December 31, 2007, from $252.3 million at December 31, 2006. The increase is due primarily to net income for the year of $32.4 million and the issuance of additional shares related to the two third quarter acquisitions. Shareholders’ equity was 10.75% and 9.88% of total assets at December 31, 2007 and 2006.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiaries qualify as “well-capitalized” at December 31, 2007 and 2006.

The following table sets forth the Company’s and its banking subsidiaries capital ratios at December 31, 2007 and 2006:

	Company		Columbia Bank		Astoria		Requirements
	2007	2006	2007	2006	2007	2006	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	10.90%	12.97%	10.49%	12.52%	12.61%	14.79%	8%	10%
Tier 1 risk-based capital ratio	9.87%	11.82%	9.47%	11.38%	11.42%	13.61%	4%	6%
Leverage ratio	8.54%	9.54%	8.23%	9.32%	9.50%	10.23%	4%	5%

Dividends

The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2007	2006	2005
Dividends paid per common share	$0.66	$0.57	$0.39
Dividend payout ratio	0.34%	0.28%	0.21%

For quarterly detail of dividends declared during 2007 and 2006 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

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

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2007. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

	Estimated Maturity or Repricing
December 31, 2007	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
Interest-Earning Assets
Interest-earning deposits	$11,240	$—	$—	$—	$11,240
Loans, net of deferred fees	1,127,564	296,697	694,286	164,181	2,282,728
Loans held for sale	4,482	—	—	—	4,482
Investments	25,418	52,966	226,013	268,576	572,973

Total interest-earning assets	$1,168,704	$349,663	$920,299	$432,757	2,871,423

Allowance for loan and lease losses					(26,599)
Cash and due from banks					82,735
Premises					56,122
Other assets					195,032

Noninterest-earning assets					307,290

Total assets					$3,178,713

Interest-Bearing Liabilities
Interest bearing non-maturity deposits	$609,503	$—	$—	$593,919	$1,203,422
Time deposits	382,256	362,409	81,737	—	826,402
Borrowings	260,731	1,000	1,000	—	262,731
Long-term subordinated debt	25,519	—	—	—	25,519

Total interest-bearing liabilities	$1,278,009	$363,409	$82,737	$593,919	2,318,074

Other liabilities					518,908

Total liabilities					2,836,982
Shareholders’ equity					341,731

Total liabilities and shareholders’ equity					$3,178,713

Interest-bearing liabilities as a percent of total interest-earning assets	44.51%	12.66%	2.88%	20.68%
Rate sensitivity gap	$(109,305)	$(13,746)	$837,562	$(161,162)	$553,349
Cumulative rate sensitivity gap	$(109,305)	$(123,051)	$714,511	$553,349
Rate sensitivity gap as a percentage of interest-earning assets	(3.81)%	(0.48)%	29.17%	(5.61)%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(3.81)%	(4.29)%	24.88%	19.27%

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

Based on the results of the simulation model as of December 31, 2007, we would expect an increase in net interest income of $763,000 and $470,000 if interest rates gradually increase or decrease, respectively, from current rates by 200 basis points over a twelve-month period. The simulation analysis assumes rates on core deposits lag changes in loan rates by 3 months.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking Systems, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Seattle, Washington

March 5, 2008

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
	(in thousands except per share)
Interest Income
Loans	$156,253	$123,998	$99,535
Taxable securities	18,614	20,018	18,135
Tax-exempt securities	7,923	7,042	4,452
Federal funds sold and deposits with banks	1,427	617	85

Total interest income	184,217	151,675	122,207
Interest Expense
Deposits	59,930	40,838	25,983
Federal Home Loan Bank advances	11,065	10,944	3,515
Long-term obligations	2,177	1,992	1,583
Other borrowings	2,225	138	214

Total interest expense	75,397	53,912	31,295

Net Interest Income	108,820	97,763	90,912
Provision for loan and lease losses	3,605	2,065	1,520

Net interest income after provision for loan and lease losses	105,215	95,698	89,392
Noninterest Income
Service charges and other fees	13,498	11,651	11,310
Merchant services fees	8,373	8,314	8,480
Gain on sale of investment securities, net	—	36	6
Bank owned life insurance (“BOLI”)	1,886	1,687	1,577
Other	3,991	2,984	3,413

Total noninterest income	27,748	24,672	24,786
Noninterest Expense
Compensation and employee benefits	46,703	38,769	37,285
Occupancy	12,322	10,760	10,107
Merchant processing	3,470	3,361	3,258
Advertising and promotion	2,391	2,582	1,978
Data processing	2,564	2,314	2,904
Legal and professional services	4,912	2,099	3,503
Taxes, licenses and fees	2,882	2,499	2,018
Net (gain) cost of other real estate owned	5	(11)	(8)
Other	13,580	13,761	11,810

Total noninterest expense	88,829	76,134	72,855

Income before income taxes	44,134	44,236	41,323
Provision for income taxes	11,753	12,133	11,692

Net Income	$32,381	$32,103	$29,631

Net Income Per Common Share:
Basic	$1.93	$2.01	$1.89
Diluted	$1.91	$1.99	$1.87
Dividends paid per common share	$0.66	$0.57	$0.39
Average number of common shares outstanding	16,802	15,946	15,708
Average number of diluted common shares outstanding	16,972	16,148	15,885

See accompanying notes to the Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
Cash and due from banks	$82,735	$76,365
Interest-earning deposits with banks	11,240	13,979
Federal funds sold	—	14,000

Total cash and cash equivalents	93,975	104,344
Securities available for sale at fair value (amortized cost of $558,685 and $598,703, respectively)	561,366	592,858
Securities held to maturity (fair value of $0 and $1,871, respectively)	—	1,822
Federal Home Loan Bank stock at cost	11,607	10,453
Loans held for sale	4,482	933
Loans, net of deferred loan fees of ($3,931) and ($2,940), respectively	2,282,728	1,708,962
Less: allowance for loan and lease losses	26,599	20,182

Loans, net	2,256,129	1,688,780
Interest receivable	14,622	12,549
Premises and equipment, net	56,122	44,635
Other real estate owned	181	—
Goodwill	96,011	29,723
Other	84,218	67,034

Total Assets	$3,178,713	$2,553,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$468,237	$432,293
Interest-bearing	2,029,824	1,591,058

Total deposits	2,498,061	2,023,351
Short–term borrowings:
Federal Home Loan Bank advances	257,670	205,800
Securities sold under agreements to repurchase	—	20,000
Other borrowings	5,061	198

Total short-term borrowings	262,731	225,998
Long-term subordinated debt	25,519	22,378
Other liabilities	50,671	29,057

Total liabilities	2,836,982	2,300,784
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding	—	—

	December 31,
	2007	2006
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	17,953	16,060	226,550	166,763
Retained earnings			110,169	89,037
Accumulated other comprehensive income (loss)			5,012	(3,453)

Total shareholders’ equity			341,731	252,347

Total Liabilities and Shareholders’ Equity			$3,178,713	$2,553,131

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2005	15,594	$159,693	$42,552	$—	$909	$203,154
Comprehensive income:
Net income	—	—	29,631	—	—	29,631
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	(3,691)	(3,691)

Total comprehensive income						25,940
Issuance of stock under stock option and other plans	221	2,208	—	—	—	2,208
Issuance of stock under restricted stock plan	16	389	—	(389)	—	—
Amortization of deferred compensation restricted stock	—	—	—	297	—	297
Tax benefit associated with stock options	—	775	—	—	—	775
Cash dividends paid on common stock	—	—	(6,132)	—	—	(6,132)

Balance at December 31, 2005	15,831	163,065	66,051	(92)	(2,782)	226,242
Comprehensive income:
Net income	—	—	32,103	—	—	32,103
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	(1,032)	(1,032)
Net unrealized gain from cash flow hedging instruments	—	—	—	—	361	361

Total comprehensive income						31,432
Transition adjustment related to adoption of SFAS 123(R)	—	(92)	—	92	—	—
Issuance of stock under stock option and other plans	148	2,090	—	—	—	2,090
Stock award compensation expense	81	567	—	—	—	567
Stock option compensation expense	—	226	—	—	—	226
Tax benefit associated with stock options	—	907	—	—	—	907
Cash dividends paid on common stock	—	—	(9,117)	—	—	(9,117)

Balance at December 31, 2006	16,060	166,763	89,037	—	(3,453)	252,347
Comprehensive income:
Net income	—	—	32,381	—	—	32,381
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	5,540	5,540
Net unrealized gain from cash flow hedging instruments	—	—	—	—	2,925	2,925

Total comprehensive income						40,846
Purchase and retirement of common stock	(65)	(2,121)	—	—	—	(2,121)
Acquisitions:
Shares issued to the shareholders of Mountain Bank Holding Company	993	30,327	—	—	—	30,327
Converted Mountain Bank Holding Company stock options	—	1,325	—	—	—	1,325
Shares issued to the shareholders of Town Center Bancorp	705	23,869	—	—	—	23,869
Converted Town Center Bancorp stock options	—	1,598	—	—	—	1,598
Issuance of stock under stock option and other plans	193	2,836	—	—	—	2,836
Stock award compensation expense	67	813	—	—	—	813
Stock option compensation expense	—	161	—	—	—	161
Tax benefit associated with exercise of stock options	—	979	—	—	—	979
Cash dividends paid on common stock	—	—	(11,249)	—	—	(11,249)

Balance at December 31, 2007	17,953	$226,550	$110,169	$—	$5,012	$341,731

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash Flows From Operating Activities
Net income	$32,381	$32,103	$29,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,605	2,065	1,520
Deferred income tax benefit	(2,607)	(1,988)	(1,244)
Tax benefit associated with stock options	—	—	775
Excess tax benefit from stock-based compensation	(71)	(117)	—
Stock-based compensation expense	974	793	297
Gain on sale of investment securities	—	(36)	(6)
Gain on sale of other real estate owned and other personal property owned	—	(11)	(8)
Depreciation, amortization & accretion	6,685	7,713	8,927
Net realized gain on sale of assets	(216)	(306)	(215)
Stock dividends from Federal Home Loan Bank stock	—	—	(43)
Net change in:
Loans held for sale	(3,084)	917	4,169
Interest receivable	(404)	(878)	(2,089)
Interest payable	6,014	744	624
Other assets	2,945	(4,766)	(1,032)
Other liabilities	5,285	2,918	2,706

Net cash provided by operating activities	51,507	39,151	44,012
Cash Flows From Investing Activities
Purchase of securities available for sale	(3,742)	(177,797)	(32,969)
Proceeds from sale of securities available for sale	29,867	43,099	19,643
Proceeds from principal repayments and maturities of securities available for sale	48,646	110,144	58,144
Proceeds from maturities of securities held to maturity	578	703	578
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	310	—	2,917
Purchase of Federal Home Loan Bank stock	—	—	(2,566)
Loans originated and acquired, net of principal collected	(288,099)	(147,040)	(204,513)
Purchases of premises and equipment	(5,591)	(4,455)	(4,751)
Proceeds from disposal of premises and equipment	216	126	780
Acquisition of Mt. Rainier and Town Center, net of cash acquired	(32,356)	—	—
Proceeds from sale of other real estate owned and other personal property owned	—	29	1,003

Net cash used in investing activities	(250,171)	(175,191)	(161,734)
Cash Flows From Financing Activities
Net increase in deposits	170,025	17,862	142,607
Net increase in other borrowings	4,863	17,626	—
Net decrease in repurchase agreement borrowings	(20,000)	—	—
Proceeds from Federal Home Loan Bank advances	2,992,548	2,873,249	1,163,630
Repayment of Federal Home Loan Bank advances	(2,948,678)	(2,761,849)	(1,137,930)
Cash dividends paid on common stock	(11,249)	(9,117)	(6,132)
Proceeds from issuance of common stock, net	2,836	2,090	2,208
Repurchase of common stock	(2,121)	—	—
Excess tax benefit from stock-based compensation	71	117	—
Other, net	—	—	(91)

Net cash provided by financing activities	188,295	139,978	164,292

Increase (decrease) in cash and cash equivalents	(10,369)	3,938	46,570
Cash and cash equivalents at beginning of year	104,344	100,406	53,836

Cash and cash equivalents at end of year	$93,975	$104,344	$100,406

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,383	$53,168	$30,671
Cash paid for income taxes	$13,930	$14,575	$11,111
Investment in affordable housing partnerships	$—	$—	$6,900
Loans foreclosed and transferred to other real estate owned or other personal property owned	$—	$—	$333
Transfer of securities from held to maturity to available for sale	$1,258	$—	$—
Share-based consideration issued for acquisitions (Note 2)	$57,119	$—	$—

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern coastal and Portland metropolitan areas of Oregon. At December 31, 2007, the Company conducted its banking services in 55 office locations with the majority of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state and the Portland metropolitan area of Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank”). In the northern coastal area of Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Bank of Astoria (“Astoria”).

On July 23, 2007, the Company acquired all of the outstanding common stock of Mountain Bank Holding Company (“Mt. Rainier”), the parent company of Mt. Rainier National Bank, Enumclaw, Washington. Mt. Rainier was merged into the Company and Mt. Rainier National Bank was merged into Columbia Bank doing business as Mt. Rainier Bank. The results of Mt. Rainier Bank’s operations are included in those of Columbia Bank beginning July 23, 2007. On July 23, 2007, the Company also acquired all of the outstanding common stock of Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, Portland, Oregon. Town Center was merged into the Company and Town Center Bank was merged into Columbia Bank. The results of Town Center Bank’s operations are included in those of Columbia Bank beginning July 23, 2007. Each acquisition was accounted for as a purchase; unaudited Pro Forma Condensed Consolidated Results of Operations as if the acquisitions had taken place on January 1, 2006 and additional purchase information are presented in Note 2 of the consolidated financial statements.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a component of “other comprehensive income (loss)” in the Consolidated Statements of Changes in Shareholders’ Equity.

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

Other Real Estate Owned and Other Personal Property Owned

All other real estate and other personal property acquired in satisfaction of a loan are considered held for disposal and reported as “other real estate owned” and “other personal property owned.” Other personal property owned is included in “other assets” in the Consolidated Balance Sheets. Other real estate owned and other personal property owned is carried at the lower of cost or fair value less estimated cost of disposal.

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

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2007, intangible assets included on the Consolidated Balance Sheets consist of a core deposit intangible that is amortized using an accelerated method with an original estimated life of approximately 10 years. See Note 2 for further discussion.

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

Earnings Per Share

Earnings per share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of earnings per share are the inclusion of stock options and nonvested restricted stock awards increasing the shares outstanding in diluted earnings per share by 170,000, 202,000, and 177,000 in 2007, 2006, and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan and lease losses.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Reclassifications

Certain amounts in the 2006 and 2005 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on net income.

Accounting Pronouncements Recently Issued or Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. We adopted SFAS 157 on January 1, 2008 and there was no material effect on our results of operations.

In September 2006, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 provides recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. On January 1, 2008 we recognized the effects of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of approximately $2.2 million. We do not expect application of this consensus to have a material effect on our results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We adopted FIN 48 on January 1, 2007. As of December 31, 2007 and January 1, 2007, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the year ended December 31, 2007. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

2.	Acquisitions of Mountain Bank Holding Company and Town Center Bancorp

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

The aggregate purchase price was $58.4 million and included $26.4 million of cash, 993,000 common shares valued at $30.3 million, options to purchase 97,049 shares of common stock valued at $1.3 million and $352,000 of direct merger costs. The value of the common shares issued was determined based on the $30.53 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of May 2, 2007 when the number of shares to be issued was determined. Outstanding Mt. Rainier options were converted at a weighted average fair value of $13.66 per option.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

July 23, 2007
(in thousands)
Cash	$12,451
Securities available for sale	21,412
Federal funds sold	3,716
Loans, net of allowance for loan losses of $1,978	175,533
Premises and equipment, net	9,065
Other assets	5,817
Core deposit intangible	4,244
Goodwill	33,385

Total assets acquired	265,623

Deposits	(202,644)
Other liabilities	(4,529)

Total liabilities assumed	(207,173)

Net assets acquired	$58,450

Additional adjustments to the purchase price allocation may occur as certain items, such as income taxes, are based on estimates at the time of acquisition. The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over an estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Mt. Rainier over the fair value of the assets acquired, net of the fair values of the liabilities assumed. None of the goodwill is deductible for tax purposes. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on July 23, 2007 to the end of the current reporting period.

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

The aggregate purchase price was $45.6 million and included $19.5 million in cash, 705,000 common shares valued at $23.9 million, options to purchase 90,186 shares of common stock valued at $1.6 million and $609,000 of direct merger costs. The value of the common shares issued was determined based on the $33.87 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 28, 2007 when the number of shares to be issued was determined. Outstanding Town Center options were converted at a weighted average fair value of $17.71 per option.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

July 23, 2007
(in thousands)
Cash	$2,104
Securities available for sale	13,184
Federal funds sold	2,000
Loans, net of allowance for loan losses of $1,213	107,511
Premises and equipment, net	1,596
Bank-owned life insurance	2,312
Other assets	3,506
Core deposit intangible	581
Goodwill	32,903

Total assets acquired	165,697

Deposits	(102,041)
Advances from Federal Home Loan Bank	(8,000)
Other borrowings	(4,087)
Other liabilities	(5,989)

Total liabilities assumed	(120,117)

Net assets acquired	$45,580

Additional adjustments to the purchase price allocation may occur as certain items, such as income taxes, are based on estimates at the time of acquisition. The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over an estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Town Center over the fair value of the assets acquired, net of the fair values of the liabilities assumed. None of the goodwill is deductible for tax purposes. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on July 23, 2007 to the end of the current reporting period.

The following tables present unaudited pro forma consolidated condensed results of operations for the twelve months ended December 31, 2007 and 2006 prepared as if the acquisitions of Mt. Rainier and Town Center had occurred on January 1, 2006. Any cost savings realized as a result of the acquisitions are not reflected in the pro forma condensed statements of income as no assurance can be given with respect to the final amount of such cost savings. The pro forma results have been prepared for comparison purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006.

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006
	(in thousands, except per common share information)
Net interest income	$118,285	$113,998
Provision for loan and lease losses	$3,783	$2,626
Noninterest income	$29,075	$27,106
Noninterest expense	$96,166	$88,564
Net income	$34,683	$35,834
Earnings per common share—basic	$1.95	$2.03
Earnings per common share—diluted	$1.94	$2.01

3.	Cash and Due From Banks

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2007 and 2006 was approximately $1.0 million and $17.6 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities

At December 31, 2007, the Company’s securities portfolio primarily consisted of securities issued by U.S. Government agencies and government-sponsored enterprises. The Company did not have any other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

In December 2007, all securities classified as held-to-maturity (a total of 4 securities) were transferred to the available for sale classification. At December 31, 2007 the amortized cost of those securities was $1.2 million with a related unrealized gain of $44,000. Management’s decision to transfer the securities was due to the decreasing dollar amount of securities classified as held-to-maturity securities as a result of maturities and the desire to increase efficiencies associated with investment portfolio accounting.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007:
U.S. Government-sponsored enterprise	$61,137	$216	$(53)	$61,300
U.S. Government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	304,475	1,132	(1,865)	303,742
State & municipal securities	190,673	3,782	(490)	193,965
Other securities	2,400	—	(41)	2,359

Total	$558,685	$5,130	$(2,449)	$561,366

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006:
U.S. Government-sponsored enterprise	$76,922	$—	$(1,470)	$75,452
U.S. Government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	332,735	595	(8,234)	325,096
State & municipal securities	186,646	3,829	(517)	189,958
Other securities	2,400	—	(48)	2,352

Total	$598,703	$4,424	$(10,269)	$592,858

Gross realized losses amounted to $0, $504,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized gains amounted to $0, $540,000 and $6,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2007
	Amortized Cost	Fair Value
	(in thousands)
U.S. Government-sponsored enterprise
Due through 1 year	$17,731	$17,678
Over 1 through 5 years	43,406	43,622

Total	$61,137	$61,300

U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$560	$556
Over 1 through 5 years	98	97
Over 5 through 10 years	131,543	130,904
Over 10 years	172,274	172,185

Total	$304,475	$303,742

State and municipal securities
Due through 1 year	$1,099	$1,094
Over 1 through 5 years	10,407	10,695
Over 5 through 10 years	31,134	31,484
Over 10 years	148,033	150,692

Total	$190,673	$193,965

Other securities
Due through 1 year	$1,400	$1,400
After 10 years	1,000	959

Total	$2,400	$2,359

(1)	The maturities reported for mortgage-backed securities and collateralized mortgage obligations are based on contractual maturities and principal amortization.

At December 31, 2007 and 2006, available for sale and held to maturity securities with a fair value of $326.6 million and $358.8 million, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings, and for other purposes as required or permitted by law.

The following table summarizes information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months of More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government-sponsored enterprise	$—	$—	$17,678	$(53)	$17,678	$(53)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	16,897	(28)	170,932	(1,837)	187,829	(1,865)
State and municipal securities	19,725	(112)	24,549	(378)	44,274	(490)
Other securities	—	—	959	(41)	959	(41)

Total	$36,622	$(140)	$214,118	$(2,309)	$250,740	$(2,449)

At December 31, 2007, there were 5 U.S. Government-sponsored enterprise securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government-sponsored enterprise securities were caused by interest rate increases subsequent to the purchase of the individual securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

At December 31, 2007, there were 56 state and municipal government securities in an unrealized loss position, of which 40 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2007 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

At December 31, 2007, there were 46 U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 42 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

At December 31, 2007, there was one other security, a mortgage-backed securities fund, which was in a continuous loss position for 12 months or more. The unrealized loss on this security was caused by interest rate increases subsequent to the purchase of the security. It is expected that this security would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

5.	Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net income as reported	$32,381	$32,103	$29,631
Unrealized gain (loss) from securities:
Net unrealized gain (loss) from available for sale securities arising during the period, net of tax of $2,985, $(572) and $(1,949)	5,540	(1,009)	(3,687)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $(13) and $(2)	—	(23)	(4)

Net unrealized gain (loss) from securities, net of reclassification adjustments	5,540	(1,032)	(3,691)
Unrealized gain from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $1,552, $197 and $0	2,847	361	—
Reclassification adjustment of losses included in income, net of tax of $43, $0 and $0	78	—	—

Net unrealized gain from cash flow hedging instruments	2,925	361	—

Total comprehensive income	$40,846	$31,432	$25,940

6.	Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2007	2006
	(in thousands)
Commercial business	$762,365	$617,899
Real estate:
One-to-four family residential	60,991	51,277
Commercial and five or more family residential properties	852,139	687,635

Total real estate	913,130	738,912
Real estate construction:
One-to-four family residential	269,115	92,124
Commercial and five or more family residential properties	165,490	115,185

Total real estate construction	434,605	207,309
Consumer	176,559	147,782

Subtotal	2,286,659	1,711,902

Less deferred loan fees, net	(3,931)	(2,940)

Total loans, net of deferred loan fees	$2,282,728	$1,708,962

Loans held for sale	$4,482	$933

Non-accrual loans totaled $14.0 million and $2.4 million at December 31, 2007 and 2006, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $814,000 for 2007, $497,000 for 2006 and $106,000 for 2005. At December 31, 2007 and 2006, there were no commitments of additional funds for loans accounted for on a non-accrual basis.

At December 31, 2007 and 2006, the recorded investment in impaired loans was $12.4 million and $2.1 million, respectively, with a specific valuation allowance of $820,000 for 2007 and $190,000 for 2006. The average recorded investment in impaired loans for the years ended December 31, 2007, 2006, and 2005, was $11.4 million, $5.2 million, and $6.3 million, respectively. Interest income recognized on impaired loans was $13,000 in 2007, $51,000 in 2006, and $45,000 in 2005.

At December 31, 2007 and 2006, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

During 2005, the Company purchased vehicle and equipment leases from a company in which a Director of the Company has a significant ownership interest for an aggregate purchase price of $14.8 million. Prior to entering into the agreement, the Company obtained an independent fair value assessment of the lease portfolio. Based on the independent fair value assessment and an internal credit review of the leases, management believes the transaction was made on substantially the same terms as those prevailing at the time for comparable transactions with other persons who are not affiliated with the Company and did not involve more than the normal risk of repayment or present other unfavorable terms. At December 31, 2007, the balance of the lease financing portfolio was $4.8 million.

The Company and its banking subsidiaries have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $13.6 million and $12.0 million at December 31, 2007 and 2006, respectively. During 2007, $7.7 million of related party loans were made and repayments totaled $6.1 million. During 2006, $6.5 million related party loans were made and repayments totaled $5.0 million.

At December 31, 2007 and 2006 $106.3 million and $91.3 million of residential real estate loans were pledged as collateral on FHLB borrowings.

7.	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Changes in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$20,182	$20,829	$19,881
Loans charged off	(1,213)	(3,195)	(1,272)
Recoveries	833	483	700

Net charge-offs	(380)	(2,712)	(572)
Balance established in acquisition	3,192	—	—
Provision charged to expense	3,605	2,065	1,520

Balance at end of year	$26,599	$20,182	$20,829

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$339	$339	$289
Net changes in the allowance for unfunded loan commitments and letters of credit	10	—	50

Balance at end of year	$349	$339	$339

8.	Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2007	2006
	(in thousands)
Land	$15,026	$9,825
Buildings	40,321	32,754
Leasehold improvements	2,208	2,042
Equipment under capital lease	537	538
Furniture and equipment	22,685	23,297
Vehicles	358	376
Computer software	7,655	8,414

Total cost	88,790	77,246
Less accumulated depreciation and amortization	(32,668)	(32,611)

Total	$56,122	$44,635

Total depreciation and amortization expense on buildings and furniture and equipment was $4.5 million, $4.4 million, and $4.0 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

9.	Goodwill and Other Intangibles

The Company recorded $66.3 million of goodwill and $4.8 million of core deposit intangible assets (“CDI”) as a result of the acquisitions of Mt. Rainier and Town Center on July 23, 2007. Both the goodwill and the CDI are part of the Retail Banking segment. There were no acquisitions during 2006. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, no amortization expense related to goodwill was recognized during the years presented in this report.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2007 and 2006:

	Goodwill	CDI
	(in thousands)
Balance at December 31, 2005	$29,723	$3,396
Additions	—	—
Amortization	—	452

Balance at December 31, 2006	29,723	2,944
Additions	66,288	4,825
Amortization	—	719

Balance at December 31, 2007	$96,011	$7,050

Amortization expense on the CDI was $719,000 in 2007, $452,000 in 2006 and $537,000 in 2005. The Company estimates that aggregate amortization expense on the CDI will be $1.1 million for 2008, $1.0 million for 2009, $963,000 for 2010, $893,000 for 2011 and $832,000 for 2012.

10.	Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2007	2006
	(in thousands)
Demand and other noninterest-bearing	$468,237	$432,293
Interest-bearing demand	478,596	414,198
Money market	609,502	516,415
Savings	115,324	110,795
Certificates of deposit less than $100,000	323,517	227,827
Certificates of deposit $100,000 or greater	502,885	321,823

Total	$2,498,061	$2,023,351

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or greater:

Year Ending December 31,	(in thousands)
2008	$459,429
2009	31,400
2010	11,609
2011	223
2012	224
Thereafter	—

Total	$502,885

11.	Borrowings

The Company had FHLB advances of $80.7 million and $125.8 million at December 31, 2007 and 2006, respectively, which represents overnight borrowings. In addition, the Company had FHLB advances of $177.0 million at December 31, 2007 which represents term borrowings of which, $175.0 million matured in January 2008, $1.0 million matures in December 2008 and $1.0 million matures in December 2009. Penalties are generally required for prepayments of certain long-term FHLB advances. The weighted average interest rate of FHLB advances at December 31, 2007 and 2006 was 4.59% and 5.56%, respectively.

FHLB advances are collateralized by the following:

	December 31,
	2007	2006
	(in thousands)
Collateral on FHLB Borrowings
Fair value of investment securities	$274,354	$307,530
Recorded value of blanket pledge on residential real estate loans	106,344	91,326

Total	$380,698	$398,856

FHLB Borrowing Capacity	$50,998	$193,056

At December 31, 2006, the Company held $20.0 million in wholesale repurchase agreements with an interest rate of 5.45%. The Company had no such repurchase agreements outstanding at December 31, 2007.

At December 31, 2007 and 2006, the Company held $25.5 million and $22.4 million, respectively, in debt arising from the trust preferred offerings described below. Additionally, the Company has a $20.0 million unsecured line of credit with a large commercial bank with an interest rate indexed to LIBOR. At December 31, 2007 and 2006, the outstanding balance was $5.0 million and $0, respectively with an interest rate of 6.23% at December 31, 2007. In the event of discontinuance of the line by either party, the Company has up to two years to repay any outstanding balance.

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 8.54% at December 31, 2007. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt after ten years at par, allowing the Company to retire the debt early if conditions are favorable. At December 31, 2003, the Company adopted FIN No. 46 (as revised), “Consolidation of Variable Interest Entities”, whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on the Company’s December 31, 2003 Consolidated Balance Sheet and the Company’s related investment in the Trust of $681,000 was recorded in other assets. At December 31, 2007 and 2006, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust. Through recent acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 8.99% at December 31, 2007. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly. At December 31, 2007, the balance of the Company’s investment in this Town Center Bancorp Statutory Trust was $93,000 which is recorded in other assets on the Consolidated Balance Sheets.

12.	Income Tax

The components of income tax expense are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax expense	$14,360	$14,121	$12,936
Deferred (benefit) expense	(2,607)	(1,988)	(1,244)

Total	$11,753	$12,133	$11,692

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$9,284	$7,124
Unrealized loss on investment securities available for sale	—	2,062
Supplemental executive retirement plan	4,379	2,500
Stock option and restricted stock	536	211
Litigation reserve	627	—
Other	483	539

Total deferred tax assets	15,309	12,436
Deferred tax liabilities:
FHLB stock dividends	(2,028)	(1,949)
Purchase accounting	(2,534)	(1,149)
Section 481 adjustment—deferred fees	(150)	(144)
Unrealized gain on investment securities	(954)	—
Unrealized gain on cash flow hedging instruments	(1,750)	(197)
Depreciation	(1,165)	(529)

Total deferred tax liabilities	(8,581)	(3,968)

Net deferred tax assets	$6,728	$8,468

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Income tax based on statutory rate	$15,447	35%	$15,483	35%	$14,463	35%
Increase (reduction) resulting from:
Tax credits	(711)	(1)	(566)	(1)	(412)	(1)
Tax exempt instruments	(2,631)	(6)	(2,484)	(6)	(2,208)	(6)
Other nondeductible items	(352)	(1)	(300)	(1)	(151)	0

Income tax	$11,753	27%	$12,133	27%	$11,692	28%

13.	Share-Based Payments

At December 31, 2007, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,191,482 shares.

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

A summary of the status of the Company’s nonvested shares as of December 31, 2007, 2006 and 2005 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	—	—

Granted	16,000	$24.34
Vested	(8,000)	24.34
Forfeited	—	—

Nonvested at December 31, 2005	8,000	24.34

Granted	87,025	33.04
Vested	(6,000)	27.74
Forfeited	(5,850)	33.10

Nonvested at December 31, 2006	83,175	32.58

Granted	76,250	31.63
Vested	(6,500)	28.27
Forfeited	(9,600)	31.32

Nonvested at December 31, 2007	143,325	$32.36

As of December 31, 2007, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $184,000, $166,000, and $195,000, respectively.

Share Options: Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continual service and are exercisable for a five-year period after vesting. Option awards granted have a 10-year maximum term.

As part of the terms of the acquisitions of Mt. Rainier and Town Center, share options outstanding under both Mt. Rainier’s and Town Center’s share option plans at the acquisition date were exchanged for the option to buy Company shares in accordance with the provisions of the acquisition. All outstanding Mt. Rainier and Town Center share options became fully vested upon acquisition. On the acquisition date, 119,793 outstanding Mt. Rainier share options were exchanged for 97,049 Company share options at a weighted average fair value per share of $13.66, which was included in the acquisition purchase price; 136,164 outstanding Town Center share options were exchanged for 90,186 Company share options at a weighted average fair value per share of $17.71, which was also included in the acquisition purchase price. At December 31, 2007, outstanding Company share options from the exchange with Mt. Rainier and Town Center were 46,967 and 60,995, respectively. The share options exchanged with both Mt. Rainier and Town Center have been included in the applicable tables presented below.

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

The only share options granted by the Company during 2007 were related to the acquisitions of Mt. Rainier and Town Center as described above. Assumptions utilized in the Black-Scholes option valuation model and the resulting fair value for options granted during the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	For The Twelve Months Ended 12/31/2007	For The Twelve Months Ended 12/31/2006	For The Twelve Months Ended 12/31/2005
Expected Life (in years)	4.14	—	5.16
Expected Volatility	29.47%	—	35.12%
Weighted Average Risk-free Interest Rate	4.53%	—	4.21%
Expected Annual Dividend Yield	2.01%	—	0.38%
Weighted Average Fair Value	$15.61	—	$9.00

A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2006	335,397	$15.76
Granted	187,235	12.03
Forfeited	(12,000)	23.84
Expired	(292)	12.61
Exercised	(178,472)	13.15

Balance at December 31, 2007	331,868	$14.77	3.4	$4,973

Total Exercisable at December 31, 2007	320,368	$14.45	3.4	$4,901

(1)	All share options granted by the Company during the current year were related to the acquisitions of Mt. Rainier and Town Center. Share options outstanding under both Mt. Rainier’s and Town Center’s share option plans at the acquisition date were exchanged for the option to buy Company shares in accordance with the provisions of the acquisition. As a result, exercise prices of the exchanged share options do not equal the market price of the Company’s stock at the date of grant.

The weighted average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $15.61, $0.00 and $9.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $3.3 million, $2.7 million, and $3.6 million, respectively.

As of December 31, 2007, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$ 3.09 – 6.17	27,740	2.6	$4.76	27,740	$4.76
6.18 – 9.25	4,970	5.1	6.58	4,970	6.58
9.26 – 12.34	119,584	1.7	11.14	119,584	11.14
12.35 – 15.43	67,171	3.9	13.76	67,171	13.76
15.44 – 18.51	21,418	5.2	17.64	21,418	17.64
18.52 – 21.60	33,034	5.3	19.41	33,034	19.41
21.61 – 24.68	20,970	4.0	22.81	9,470	21.92
24.69 – 27.77	31,310	4.9	25.77	31,310	25.77
27.78 – 30.86	5,671	9.1	30.86	5,671	30.86

	331,868	3.4 years	$14.77	320,368	$14.45

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2007, the Company recognized pre-tax compensation expense related to share options and shares of $161,000 and $813,000, respectively. For the 12 months ended December 31, 2006, the Company recognized pre-tax compensation expense related to share options and shares of $226,000 and $567,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards prior to the adoption SFAS 123R.

Year Ended December 31, 2005
(in thousands except per share)
Net income attributable to common stock:
As reported	$29,631
Add: Restricted share compensation expense included in reported net income, net of related tax effects	193
Deduct: Total share-based employee compensation expense, including restricted share and share options, determined under fair value method, net of related tax effects	(873)

Pro forma	$28,951

Net income per common share:
Basic:
As reported	$1.89
Pro forma	1.84
Diluted:
As reported	$1.87
Pro forma	1.82

14.	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007 and 2006, that the Company, Columbia Bank and Astoria met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank and Astoria as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s or Astoria’s category. The Company and its banking subsidiaries’ actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007:
Total Capital (to risk-weighted assets):
The Company	$285,606	10.90%	$209,618	8.0%	N/A	N/A
Columbia Bank	$257,753	10.49%	$196,532	8.0%	$245,665	10.0%
Astoria	$20,214	12.61%	$12,825	8.0%	$16,031	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$258,658	9.87%	$104,809	4.0%	N/A	N/A
Columbia Bank	$232,707	9.47%	$98,266	4.0%	$147,399	6.0%
Astoria	$18,312	11.42%	$6,412	4.0%	$9,619	6.0%

Tier 1 Capital (to average assets):
The Company	$258,658	8.54%	$121,122	4.0%	N/A	N/A
Columbia Bank	$232,707	8.23%	$113,056	4.0%	$141,320	5.0%
Astoria	$18,312	9.50%	$7,706	4.0%	$9,633	5.0%

As of December 31, 2006:
Total Capital (to risk-weighted assets):
The Company	$265,654	13.23%	$160,665	8.0%	N/A	N/A
Columbia Bank	$231,969	12.50%	$148,432	8.0%	$185,540	10.0%
Astoria	$18,047	11.98%	$12,052	8.0%	$15,066	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$245,133	12.21%	$80,332	4.0%	N/A	N/A
Columbia Bank	$213,034	11.48%	$74,216	4.0%	$111,324	6.0%
Astoria	$16,461	10.93%	$6,026	4.0%	$9,039	6.0%

Tier 1 Capital (to average assets):
The Company	$245,133	9.86%	$99,407	4.0%	N/A	N/A
Columbia Bank	$213,034	9.32%	$91,428	4.0%	$114,285	5.0%
Astoria	$16,461	8.48%	$7,768	4.0%	$9,710	5.0%

15.	Employee Benefit Plans

The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank and Astoria. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Astoria 401(k) Plan permits eligible employees, those who are at least 18 years of age and have completed six months of service, to contribute a portion of their salary to the 401(k) Plan. The Company is required to match 50% of employee contributions up to 5% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $811,000 during 2007, $867,000 during 2006, and $800,000 during 2005, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $1.6 million during 2007 and $1.2 million during 2006 and 2005.

The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price within a six month look-back period. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per share. Participants of the ESP Plan purchased 21,633 shares for $634,000 in 2007, 18,952 shares for $542,000 in 2006 and 22,031 shares for $486,000 in 2005. At December 31, 2007 there were 66,320 shares available for purchase under the ESP plan.

The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. Associated with the SERP benefit is a death benefit for each participant’s beneficiary. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by an independent actuarial firm using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 5.75% in 2007 and 2006. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$4,182	$3,285
Benefit expense	828	1,005
Established through acquisitions	3,203	—
Benefit payments	(301)	(108)

Balance at end of year	$7,912	$4,182

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2008	$289
2009	332
2010	456
2011	463
2012	529
2013 through 2017	3,577

Total	$5,646

16.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases locations as well as equipment under various non-cancelable operating leases that expire between 2008 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2007, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2008	$3,575
2009	3,338
2010	3,180
2011	3,070
2012	2,883
Thereafter	11,698

Total minimum payments	$27,744

Total rental expense on buildings and equipment was $3.7 million, $3.5 million, and $3.7 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various noncancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with SFAS No. 13, “Accounting for Leases” and is being amortized over the life of the respective leases. At December 31, 2007 and 2006, the deferred gain was $565,000 and $784,000, respectively, and is included in “other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2007 and 2006, the Company’s loan commitments amounted to $857.6 million and $743.5 million, respectively. Standby letters of credit were $33.6 million and $20.8 million at December 31, 2007 and 2006, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $1.1 million and $517,000 at December 31, 2007 and 2006, respectively.

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

On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) presently scheduled to occur in 2008. After the restructuring, member financial institutions became guarantors of Visa’s litigation liabilities based upon their proportionate share of the membership base. On November 7, 2007, Visa announced that it had reached a settlement in the amount of $2.07 billion to resolve certain restraint of trade litigation brought by

American Express. For the 4th quarter 2007, Columbia recognized a pre-tax charge of approximately $1.8 million, or $0.06 per diluted common share, related to the American Express settlement and the remaining unsettled Discover, Interchange, and Attridge litigation. Of this $1.8 million, $612,000 is the Company’s proportionate share of the American Express settlement and $1.16 million is the Company’s estimate of the fair value of potential losses related to the remaining unsettled litigation in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The $1.8 million charge is included in “Legal and professional services” on the Consolidated Statements of Income. At this time the Company will not reflect any value for its membership interest in Visa as a result of the restructuring. However, if the anticipated IPO is completed, it is expected that Visa will fund an escrow account with a portion of the proceeds. The escrow account will be for the settlement of Visa’s liabilities associated with restraint of trade actions brought against them. The fair value of the Company’s proportionate Visa interest will be realized, based upon the value of shares utilized to establish the escrow account (limited to the amount of the obligation recorded) and shares redeemed for cash. The Company anticipates that its proportionate share of the Visa IPO proceeds will more than offset its liabilities related to Visa’s litigation matters.

17.	Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
		2007		2006
	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$82,735	$82,735	$76,365	$76,365
Interest-earning deposits with banks	Approximately equal to carrying value	11,240	11,240	13,979	13,979
Federal funds sold	Approximately equal to carrying value	—	—	14,000	14,000
Securities available for sale	Quoted market prices	561,366	561,366	592,858	592,858
Securities held to maturity	Quoted market prices	—	—	1,822	1,871
Loans held for sale	Discounted expected future cash flows	4,482	4,482	933	933
Loans	Discounted expected future cash flows, net of allowance for loan losses	2,256,129	2,275,949	1,688,780	1,680,658
Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$2,498,061	$2,499,331	$2,023,351	$2,018,573
FHLB advances	Discounted expected future cash flows	257,670	257,535	205,800	205,800
Repurchase agreements	Discounted expected future cash flows	—	—	20,000	20,000
Other borrowings	Discounted expected future cash flows	5,061	5,061	198	198
Long-term obligations	Discounted expected future cash flows	25,519	25,519	22,378	22,378

Off-Balance-Sheet Financial Instruments: The fair value of commitments, guarantees, and letters of credit at December 31, 2007 and 2006, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

18.	Derivatives and Hedging Activities

Hedging Activities: Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Company must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Company used three interest rate floors to protect against movements in interest rates below the floors’ strike rates. Subsequent to December 31, 2007, the Company terminated the floors and received $8,100,000 at termination on January 7, 2008. The interest rate floors had notional amounts of $70,000,000, $65,000,000, and $65,000,000, with strike rates of 7.75%, 7.50%, and 7.25%, respectively, and an original maturity date of April 4, 2011. During 2007 and 2006, the floors were used to hedge the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (Prime). For accounting purposes, the floors were designated as cash flow hedges of the overall changes in cash flows on the first Prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, were interest payments on principal from specified portfolios equal to the notional amount of the floors.

Prior to the termination of the floors, the Company used the “Hypothetical Derivative Method” described in Statement 133 Implementation Issue No. G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the floors are initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans” for the hedging relationships described above) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge, if any, is recorded as a gain or loss in the consolidated statements of income as part of noninterest income. The Company also monitored the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios were treated in a manner consistent with the guidance in Statement 133 Implementation Issue No. G25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans,” which allows the designated forecasted transactions to be the variable Prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

At December 31, 2007 and 2006, the interest rate floors designated as cash flow hedges had a fair value of $6.9 million and $2.5 million, respectively, which was included in other assets. For the years ended December 31, 2007, and 2006, the change in net unrealized gains on cash flow hedges, net of tax, reported in the consolidated statements of changes in shareholders’ equity was $2.9 million and $361,000, respectively. Amounts reported in accumulated other comprehensive income related to the terminated interest rate floors will be reclassified to interest income when the originally hedged forecasted transactions (interest payments on variable-rate loans) affect earnings. For the years ended December 31, 2007, and 2006, the change in net unrealized gains on the cash flow hedges reflects a reclassification of $78,000 and $1,000 respectively, of net unrealized losses from accumulated other comprehensive income as a reduction to interest income. For the year ended December 31, 2008, the Company estimates that $1.7 million of deferred gains will be reclassified from accumulated other comprehensive income into interest income.

No hedge ineffectiveness from the hedging relationship was recognized during the years ended December 31, 2007 and 2006. During the year ended December 31, 2006, the Company recognized a pre-tax, net loss of $1.2 million due to the change in fair value of the floors from the inception date (April 3, 2006) to the date the floors were formally designated in cash flow hedging relationships (July 26, 2006). The loss was included in other noninterest expense in the consolidated statements of income.

Customer Derivatives: During 2007, the Company entered into several commercial loan interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. At December 31, 2007, the notional amount of such arrangements was $38.3 million and investment securities with a fair value of $2.4 million were pledged as collateral to the third party. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS 133, the instruments are marked to market in earnings; however, as the interest rate swaps are structured to offset each other, changes in market values have no earnings impact.

19.	Business Segment Information

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

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statement of Operations

	Year Ended December 31, 2007
		Columbia Bank
	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
	(in thousands)
Net interest income after provision for loan and lease loss	$8,822	$30,062	$73,484	$(7,153)	$105,215
Other income	1,581	3,192	6,990	15,985	27,748
Other expense	(6,275)	(11,582)	(21,906)	(49,066)	(88,829)

Net income before taxes	4,128	21,672	58,568	(40,234)	44,134
Income taxes					(11,753)

Net income					$32,381

Total assets	$220,693	$1,474,678	$847,589	$635,753	$3,178,713

	Year Ended December 31, 2006
		Columbia Bank
	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
	(in thousands)
Net interest income after provision for loan and lease loss	$8,620	$22,870	$70,746	$(6,538)	$95,698
Other income	1,539	2,076	6,161	14,896	24,672
Other expense	(5,854)	(10,197)	(19,788)	(40,295)	(76,134)

Net income before taxes	4,305	14,749	57,119	(31,937)	44,236
Income taxes					(12,133)

Net income					$32,103

Total assets	$223,944	$1,204,269	$458,085	$666,833	$2,553,131

	Year Ended December 31, 2005
		Columbia Bank
	Bank of Astoria	Commercial Banking	Retail Banking	Other	Total
	(in thousands)
Net interest income after provision for loan and lease loss	$8,199	$26,823	$55,083	$(713)	$89,392
Other income	1,192	2,561	6,324	14,709	24,786
Other expense	(5,760)	(9,391)	(18,215)	(39,489)	(72,855)

Net income before taxes	3,631	19,993	43,192	(25,493)	41,323
Income taxes					(11,692)

Net income					$29,631

Total assets	$209,932	$1,024,969	$510,543	$631,878	$2,377,322

20.	Parent Company Financial Information

Condensed Statements of Operations—Parent Company Only

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Income
Dividend from bank subsidiary	$4,475	$17,200	$6,000
Interest on loans	—	—	1
Interest on securities available for sale	—	53	120
Interest-earning deposits:
Unrelated banks	590	435	2
Other interest income	—	—	48
Other income	64	79	—

Total Income	5,129	17,767	6,171
Expense
Compensation and employee benefits	451	436	402
Long-term obligations	2,177	1,992	1,712
Other expense	948	889	814

Total Expenses	3,576	3,317	2,928

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,553	14,450	3,243
Income tax benefit	(1,031)	(1,070)	(953)

Income before equity in undistributed net income of subsidiaries	2,584	15,520	4,196
Equity in undistributed net income of subsidiaries	29,797	16,583	25,435

Net Income	$32,381	$32,103	$29,631

Condensed Balance Sheets—Parent Company Only

	December 31,
	2007	2006
	(in thousands)
Assets
Cash and due from subsidiary bank	$1,663	$3,631
Interest-earning deposits with unrelated banks	9,286	11,719

Total cash and cash equivalents	10,949	15,350
Investment in banking subsidiaries	359,858	259,384
Other assets	2,337	130

Total Assets	$373,144	$274,864

Liabilities and Shareholders’ Equity
Long-term subordinated debt	$25,519	$22,378
Other borrowings	5,000	—
Other liabilities	894	139

Total liabilities	31,413	22,517
Shareholders’ equity	341,731	252,347

Total Liabilities and Shareholders’ Equity	$373,144	$274,864

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating Activities
Net income	$32,381	$32,103	$29,631
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(29,797)	(16,583)	(25,435)
Tax benefit associated with stock options	—	—	775
Excess tax benefit from stock-based compensation	(71)	(117)	—
Stock-based compensation expense	94	185	297
Net changes in other assets and liabilities	952	1,364	(67)

Net cash provided by operating activities	3,559	16,952	5,201

Investing Activities
Proceeds from maturities of securities available for sale	—	5,000	—
Loan principal collected	—	—	76
Acquisition of subsidiaries	(2,497)	—	—

Net cash provided by (used in) investing activities	(2,497)	5,000	76

Financing Activities
Net increase (decrease) in short-term borrowings	5,000	(2,500)	—
Cash dividends paid	(11,249)	(9,117)	(6,132)
Proceeds from issuance of common stock, net	2,836	2,090	2,208
Excess tax benefit from stock-based compensation	71	117	—
Purchase and retirement of common stock	(2,121)	—	—
Other, net	—	66	66

Net cash used in financing activities	(5,463)	(9,344)	(3,858)

Increase (decrease) in cash and cash equivalents	(4,401)	12,608	1,419
Cash and cash equivalents at beginning of year	15,350	2,742	1,323

Cash and cash equivalents at end of year	$10,949	$15,350	$2,742

Supplemental Non-Cash Investing & Financing Activities
Issuance of stock in acquisitions	$57,119	$—	$—

21.	Summary Of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2007
Total interest income	$41,146	$43,255	$49,378	$50,438	$184,217
Total interest expense	16,443	17,560	20,518	20,876	75,397

Net interest income	24,703	25,695	28,860	29,562	108,820
Provision for loan and lease losses	638	329	1,231	1,407	3,605
Noninterest income	6,177	6,741	7,631	7,199	27,748
Noninterest expense	20,402	20,266	22,425	25,736	88,829

Income before income tax	9,840	11,841	12,835	9,618	44,134
Provision for income tax	2,557	3,297	3,579	2,320	11,753

Net income	$7,283	$8,544	$9,256	$7,298	$32,381

Net income per common share:
Basic	$0.45	$0.53	$0.53	$0.41	$1.93
Diluted	$0.45	$0.53	$0.53	$0.41	$1.91

2006
Total interest income	$35,069	$37,410	$39,166	$40,030	$151,675
Total interest expense	10,763	13,108	14,761	15,280	53,912

Net interest income	24,306	24,302	24,405	24,750	97,763
Provision for loan and lease losses	215	250	650	950	2,065
Noninterest income	5,973	6,267	6,108	6,324	24,672
Noninterest expense	18,340	21,136	18,098	18,560	76,134

Income before income tax	11,724	9,183	11,765	11,564	44,236
Provision for income tax	3,536	1,944	3,430	3,223	12,133

Net income	$8,188	$7,239	$8,335	$8,341	$32,103

Net income per common share:
Basic	$0.52	$0.45	$0.52	$0.52	$2.01
Diluted	$0.51	$0.45	$0.52	$0.52	$1.99

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements.

Seattle, Washington

March 5, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2008 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2008.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 6th day of March 2008.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein Senior Vice President and Chief Accounting Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on March 6, 2008 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel Attorney-in-fact

March 6, 2008

INDEX TO EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen of common stock certificate (3)

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1	Amended and Restated Stock Option and Equity Compensation Plan (4)

10.2	Form of Stock Option Agreement

10.3	Form of Restricted Stock Agreement

10.4	Form of Stock Appreciation Right Agreement

10.5	Form of Restricted Stock Unit Agreement

10.6	Amended and Restated Employee Stock Purchase Plan (5)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (3)

10.8	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (6)

10.9	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005 (7)

10.10	Form of Change in Control Agreement between the Bank , and Mr. Mark W. Nelson and Mr. Andrew McDonald

10.11	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (8)

10.12	Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel and Gary R. Schminkey, and for Mark W. Nelson, whose agreement is effective July 1, 2003 (8)

10.13	Form of Amended and Restated Split Dollar Life Insurance Agreement between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following officers: Melanie J. Dressel, Gary R. Schminkey, and Mark W. Nelson (9)

10.14	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003 for directors and key employees (10)

10.15	Change in Control Agreement between the Bank and Mr. Kent L. Roberts dated December 4, 2006 (11)

10.16	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald

10.17	Town Center Bancorp 2004 Stock Incentive Plan (12)

10.18	Town Center Bancorp Form of Restricted Stock Award Agreement (12)

10.19	Mountain Bank Holding Company Director Stock Option Plan (13)

10.20	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (13)

Exhibit No.
10.21	Mountain Bank Holding Company 1999 Employee Stock Option Plan (13)

10.22	Mountain Bank Holding Company Form of Employee Stock Option Agreement (13)

10.23	Mt. Rainier National Bank 1990 Stock Option Plan (13)

14	Code of Ethics (10)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(3)	Incorporated by reference to Exhibits 4.1 and 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(4)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-125298) filed May 27, 2005
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-135439) filed June 29, 2006
(6)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(7)	Incorporate by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(8)	Incorporated by reference to Exhibits 10.1—10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(9)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
(10)	Incorporated by reference to Exhibits 10.18 and 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
(12)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s S-8 Registration Statement (File No. 333-145207) filed August 7, 2007
(13)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-144811) filed July 24, 2007