Form 10-Q
period 2008-03-31
COLUMBIA BANKING SYSTEM INC
filed 2008-05-09
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

The number of shares of common stock outstanding at April 30, 2008 was 18,089,093.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
(in thousands except per share)	2008	2007
Interest Income
Loans	$41,303	$34,030
Taxable securities	4,980	4,785
Tax-exempt securities	2,001	1,960
Federal funds sold and deposits with banks	149	371
Total interest income	48,433	41,146
Interest Expense
Deposits	14,835	12,159
Federal Home Loan Bank advances	2,582	3,179
Long-term obligations	487	507
Other borrowings	202	598
Total interest expense	18,106	16,443
Net Interest Income	30,327	24,703
Provision for loan and lease losses	2,076	638
Net interest income after provision for loan and lease losses	28,251	24,065
Noninterest Income
Service charges and other fees	3,568	2,959
Merchant services fees	1,916	1,969
Gain on sale of investment securities, net	882	—
Gain on redemption of Visa shares	1,962	—
Bank owned life insurance (“BOLI”)	505	426
Other	1,324	823
Total noninterest income	10,157	6,177
Noninterest Expense
Compensation and employee benefits	13,396	11,358
Occupancy	3,259	2,837
Merchant processing	866	823
Advertising and promotion	581	547
Data processing	815	567
Legal and professional services	(51)	823
Taxes, licenses and fees	751	613
Net gain from other real estate owned	(23)	—
Other	3,960	2,834
Total noninterest expense	23,554	20,402
Income before income taxes	14,854	9,840
Provision for income taxes	3,877	2,557
Net Income	$10,977	$7,283

Net Income Per Common Share:
Basic	$0.61	$0.45
Diluted	0.61	0.45
Dividends paid per common share	$0.17	$0.15
Weighted average number of common shares outstanding	17,850	16,104
Weighted average number of diluted common shares outstanding	17,978	16,262

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.
(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$82,950	$82,735
Interest-earning deposits with banks	9,165	11,240
Federal funds sold	31,500	—
Total cash and cash equivalents	123,615	93,975
Securities available for sale at fair value (amortized cost of $576,372 and $558,685, respectively)	582,029	561,366
Federal Home Loan Bank stock at cost	16,441	11,607
Loans held for sale	5,944	4,482
Loans, net of deferred loan fees of ($3,768) and ($3,931), respectively	2,300,465	2,282,728
Less: allowance for loan and lease losses	27,914	26,599
Loans, net	2,272,551	2,256,129
Interest receivable	14,200	14,622
Premises and equipment, net	56,291	56,122
Other real estate owned	—	181
Goodwill	95,981	96,011
Core deposit intangible, net	6,754	7,050
Other assets	72,780	77,168
Total Assets	$3,246,586	$3,178,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$508,955	$468,237
Interest-bearing	2,017,559	2,029,824
Total deposits	2,526,514	2,498,061
Short-term borrowings:
Federal Home Loan Bank advances	256,400	257,670
Securities sold under agreements to repurchase	25,000	—
Other borrowings	5,321	5,061
Total short-term borrowings	286,721	262,731
Long-term subordinated debt	25,540	25,519
Other liabilities	56,144	50,671
Total liabilities	2,894,919	2,836,982
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock (no par value)
Authorized, 2 million shares; none outstanding	—	—

	March 31, 2008	December 31, 2007
Common stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	18,084	17,953	228,156	226,550
Retained earnings			115,932	110,169
Accumulated other comprehensive income			7,579	5,012
Total shareholders’ equity			351,667	341,731
Total Liabilities and Shareholders’ Equity			$3,246,586	$3,178,713

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.
(Unaudited)

	Common stock			Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(in thousands)
Balance at January 1, 2007	16,060	$166,763	$89,037	$(3,453)	$252,347
Comprehensive income:
Net income	—	—	7,283	—	7,283
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	2,790	2,790
Net unrealized gain from cash flow hedging instruments	—	—	—	55	55
Total comprehensive income					10,128
Issuance of stock under stock option and other plans	57	891	—	—	891
Stock award compensation expense	40	194	—	—	194
Stock option compensation expense	—	44	—	—	44
Tax benefit associated with exercise of stock options	—	141	—	—	141
Cash dividends paid on common stock	—	—	(2,416)	—	(2,416)
Balance at March 31, 2007	16,157	$168,033	$93,904	$(608)	$261,329

Balance at January 1, 2008	17,953	$226,550	$110,169	$5,012	$341,731
Cumulative effect of applying consensus in EITF 06-4	—	—	(2,155)	—	(2,155)
Comprehensive income:
Net income	—	—	10,977	—	10,977
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	1,904	1,904
Net unrealized gain from cash flow hedging instruments	—	—	—	663	663
Total comprehensive income					13,544
Issuance of stock under stock option and other plans	67	1,084	—	—	1,084
Stock award compensation expense	64	384	—	—	384
Tax benefit associated with exercise of stock options	—	138	—	—	138
Cash dividends paid on common stock	—	—	(3,059)	—	(3,059)
Balance at March 31, 2008	18,084	$228,156	$115,932	$7,579	$351,667

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$10,977	$7,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,076	638
Deferred income tax benefit	(220)	(237)
Excess tax benefit from stock-based compensation	(138)	(41)
Stock-based compensation expense	384	238
Depreciation, amortization & accretion	1,708	1,542
Net realized gain on sale of securities	(882)	—
Net realized (gain) loss on sale of other real estate and fixed assets	(46)	2
Net change in:
Loans held for sale	(1,462)	(2,066)
Interest receivable	422	(1,288)
Interest payable	1,204	515
Other assets	(3,789)	11
Other liabilities	3,243	(849)
Net cash provided by operating activities	13,477	5,748
Cash Flows From Investing Activities
Purchase of securities available for sale	(76,907)	(800)
Proceeds from sales of securities available for sale	51,358	—
Proceeds from principal repayments and maturities of securities available for sale	8,545	10,316
Proceeds from maturities of securities held to maturity	—	250
Loans originated and acquired, net of principal collected	(19,489)	(124,961)
Purchases of premises and equipment	(1,425)	(772)
Purchase of FHLB stock	(4,834)	—
Proceeds from termination of cash flow hedging instruments	8,093	—
Proceeds from sale of other real estate owned	204	—
Proceeds from disposal of premises and equipment	12	188
Net cash used in investing activities	(34,443)	(115,779)
Cash Flows From Financing Activities
Net increase in deposits	28,453	57,675
Proceeds from Federal Home Loan Bank advances	873,268	825,945
Repayment of Federal Home Loan Bank advances	(874,538)	(819,045)
Net increase in repurchase agreement borrowings	25,000	50,000
Net increase in other borrowings	260	146
Cash dividends paid on common stock	(3,059)	(2,416)
Proceeds from issuance of common stock, net	1,084	891
Excess tax benefit from stock-based compensation	138	41
Net cash provided by financing activities	50,606	113,237
Increase in cash and cash equivalents	29,640	3,206
Cash and cash equivalents at beginning of period	93,975	104,344
Cash and cash equivalents at end of period	$123,615	$107,550

Supplemental information:
Cash paid for interest	$16,902	$15,155
Cash paid for income taxes	$150	$880

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiaries Columbia Bank and Bank of Astoria (“Astoria”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2008.  The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2007 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2007 10-K disclosure for the year ended December 31, 2007.

2. Accounting Pronouncements Recently Issued or Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company plans to apply the enhanced disclosure provisions of SFAS 161 to all derivative and hedging activities.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurement.  For further information, see Note 7 of the Notes to Unaudited Consolidated Condensed Financial Statements.

On January 1, 2008, the Company began applying the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 provides recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  The Company recognized the effects of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of $2.2 million.  Application of this consensus did not have a material effect on our results of operations.

3. Share-based Payments

At March 31, 2008 the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,191,482 shares. Share option and share awards are made at the discretion of the Board of Directors.

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

A summary of the status of the Company’s nonvested shares as of March 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	143,325	$32.36
Granted	65,610	24.09
Vested	(4,165)	33.72
Forfeited	(1,450)	29.15
Nonvested at March 31, 2008	203,320	$29.68

As of March 31, 2008 there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $140,000 and $17,000, respectively.

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

A summary of option activity under the Plan for the three months ended March 31, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at January 1, 2008	331,868	$14.77
Granted	—	—
Forfeited	(2,431)	21.60
Exercised	(55,314)	13.84
Balance at March 31, 2008	274,123	$14.89	3.4	$2,220
Total Exercisable at March 31, 2008	274,123	$14.89	3.4	$2,220

There were no stock options granted by the Company during the three months ended March 31, 2008 and 2007. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $546,000 and $1.1 million, respectively.

As of March 31, 2008, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted-Average Exercise Price of Exercisable Option Shares
$3.09 – 6.17	27,740	2.3	$4.76	27,740	$4.76
6.18 – 9.25	2,326	4.6	6.31	2,326	6.31
9.26 – 12.34	102,285	1.4	11.21	102,285	11.21
12.35 – 15.43	46,188	4.8	13.97	46,188	13.97
15.44 – 18.51	15,369	4.4	17.29	15,369	17.29
18.52 – 21.60	24,599	6.1	19.08	24,599	19.08
21.61 – 24.68	18,635	4.2	22.88	18,635	22.88
24.69 – 27.77	31,310	4.7	25.77	31,310	25.77
27.78 – 30.86	5,671	8.9	30.86	5,671	30.86
	274,123	3.4 years	$14.89	274,123	$14.89

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the three months ended March 31, 2008 and 2007, the Company recognized pre-tax compensation expense related to share options and shares of $384,000 and $238,000, respectively.

4. Earnings per share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007 (in thousands, except for per share data):

(dollars in thousands, except per share)	For The Three Months Ended 3/31/2008	For The Three Months Ended 3/31/2007
Net income	$10,977	$7,283
Weighted average common shares outstanding (for basic calculation)	17,850	16,104
Incremental shares from unexercised stock options and unvested restricted stock awards	128	158
Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	17,978	16,262
Net earnings per common share – basic	$0.61	$0.45
Net earnings per common share – diluted	$0.61	$0.45

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three month periods ended March 31, 2008 and March 31, 2007 there were 36,981 and 0 anti-dilutive shares outstanding, respectively related to options to acquire common stock.

5. Dividends

On January 23, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on February 20, 2008 to shareholders of record as of the close of business on February 6, 2008. Subsequent to quarter end, on April 23, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 21, 2008, to shareholders of record at the close of business May 7, 2008. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank and Bank of Astoria to the Company are subject to both Federal and State regulatory requirements.

6. Business Segment Information

The Company is managed along two major lines of business: commercial banking and retail banking. The treasury function of the Company, included in the “Other” category, although not considered a line of business, is responsible for the management of investments and interest rate risk. In addition, the provision for loan and lease losses is included in the “Other” category.  Subsequent to quarter-end, on April 1, 2008, the Bank of Astoria banking subsidiary was merged into the Columbia Bank banking subsidiary.  This change in internal organizational structure also changes the composition of the Company’s reportable segments.  Accordingly, segment results for the Bank of Astoria are now included in the Retail Banking segment.  Prior period segment reporting has been restated to reflect this change.

The Company generates segment results that include balances directly attributable to business line activities. The financial results of each segment are derived from the Company’s general ledger system. Overhead, including sales and back office support functions and other indirect expenses are not allocated to the major lines of business. Goodwill resulting from business combinations is included in the Retail Banking segment. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating activity.

The principal activities conducted by commercial banking are the origination of commercial business loans, private banking services and real estate lending. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices.

Effective January 1, 2008 the Company implemented a more robust internal funds transfer pricing methodology.  Internal funds transfer pricing refers to the process we utilize to give an earnings credit to a branch or revenue center for the deposit funds they generate while providing an earnings charge to the centers that use deposit funds to make loans.  The implementation of this methodology changed the basis of measurement for segment net interest income as presented in the tables below.  Generally, this methodology had the effect of increasing net interest income for the commercial banking segment with a corresponding decrease in net interest income for the retail banking segment.  The increase in net interest income for the commercial banking segment is driven primarily by the earnings credit for deposit funds generated within that segment.  In prior years, the retail banking segment benefited from the earnings credit for deposit funds generated by the commercial banking segment.  Segment net interest income after provision for loan and lease losses for the current quarter is not directly comparable to the same line item in the first quarter of last year as the prior quarter cannot practicably be restated.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Income:

	Three Months Ended March 31, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease losses	$13,632	$16,051	$(1,432)	$28,251
Other income	1,173	2,244	6,740	10,157
Other expense	(2,696)	(9,198)	(11,660)	(23,554)
Net income before income taxes	12,109	9,097	(6,352)	14,854
Income taxes				(3,877)
Net income				$10,977
Total assets	$1,491,325	$995,845	$759,416	$3,246,586

	Three Months Ended March 31, 2007
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income after provision for loan and lease losses	$6,455	$18,776	$(1,166)	$24,065
Other income	635	1,871	3,671	6,177
Other expense	(2,804)	(6,196)	(11,402)	(20,402)
Net income before income taxes	4,286	14,451	(8,897)	9,840
Income taxes				(2,557)
Net income				$7,283
Total assets	$1,342,496	$652,626	$681,082	$2,676,204

7. Fair Value Accounting and Measurement

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value.  SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We hold fixed and variable rate interest bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value.  Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

The valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets that are accessible at the measurement date
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Fair values are determined as follows:

Securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices, and under the provisions of SFAS 157 are considered a Level 2 input method.

Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of March 31, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available for sale	$582,029	$—	$582,029	$—
Interest rate swap agreements	$4,768	$—	$4,768	$—

Liabilities
Interest rate swap agreements	$4,768	$—	$4,768	$—

8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income as reported	$10,977	$7,283
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of $1,385 and $1,512	2,475	2,790
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $311 and $0	(571)	—
Net unrealized gain from securities, net of reclassification adjustments	1,904	2,790
Unrealized gain from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $425 and $30	739	55
Reclassification adjustment of net gain included in income, net of tax of $42 and $0	(76)	—
Net unrealized gain from cash flow hedging instruments	663	55
Total comprehensive income	$13,544	$10,128

9. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	2007
Beginning balance	$26,599	$20,182
Provision charged to expense	2,076	638
Loans charged-off	(1,215)	(153)
Recoveries	454	152
Ending balance	$27,914	$20,819

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Beginning balance	$349	$339
Net changes in the allowance for unfunded loan commitments and letters of credit	60	—
Ending balance	$409	$339

10. Goodwill and Intangible Assets

The Company had $96 million in goodwill at March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, the Company had a core deposit intangible (“CDI”) asset of $6.8 million and $7.1 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $296,000 and $96,000 for the three months ended March 31, 2008 and March 31, 2007 respectively. The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

11. Commitments and Contingent Liabilities

On March 18, 2008 Visa, Inc. (“Visa”) completed its initial public offering (“IPO”).  On March 31, 2008, Visa funded a litigation escrow account with $3.0 billion from its IPO proceeds. Based on the Company’s Visa USA membership percentage, the expected economic benefit to the Company from this escrow account is $889,200. Accordingly, the Company recognized a reversal of previously accrued legal expense of $889,200. This reversal is included in the legal and professional services line item of the consolidated condensed statements of income and is a reduction of the $1.8 million Visa litigation liability the Company accrued during the fourth quarter of 2007. The Company’s remaining Visa litigation reserve of approximately $888,000, which is included in other liabilities on the consolidated condensed balance sheets, will be subject to ongoing review and adjusted accordingly as information on Visa’s litigation matters emerges.

In addition, as a result of Visa’s IPO, the Company received 118,637 shares of Class B Common Stock.  Pursuant to Visa’s Certificate of Incorporation, a portion of the Company’s shares were subject to mandatory partial redemption.  On March 28, 2008, 45,866 shares of the Company’s Class B Visa Common Stock were redeemed for net cash proceeds of $1.96 million.  Consistent with Securities and Exchange Commission guidance, the Company will not recognize any gain on its remaining 72,771 shares of unredeemed Visa Class B Common Stock until such time they are redeemed for cash.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2007 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may be deemed to include forward looking statements, which management believes to be a benefit to shareholders.  These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) local and national economic conditions are less favorable than expected or have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets; (2) a continued decline in the housing/real estate market; (3) changes in interest rates significantly reduce interest margins and negatively affect funding sources; (4) deterioration of credit quality that could, among other things, increase defaults and delinquency risks in the Company’s loan portfolios (5) projected business increases following strategic expansion activities are lower than expected; (6) competitive pressure among financial institutions increases significantly; (7) legislation or regulatory requirements or changes adversely affect the businesses in which we are engaged; and (8) our ability to realize the efficiencies we expect to receive from our investments in personnel, acquisitions and infrastructure.

CRITICAL ACCOUNTING POLICIES

Management has identified the accounting policies related to the allowance for loan and lease losses as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” in our 2007 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies relating to the allowance for loan and lease losses as compared to those disclosed in our 2007 Annual Report on Form 10-K.

OVERVIEW

Note:  First quarter 2007 financial information does not include the results of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007.

Earnings Summary

The Company reported net income of $11.0 million for the first quarter of 2008 or $.61 per diluted share, compared with $7.3 million, or $0.45 per diluted share for the first quarter of 2007.  Return on average assets and return on average equity were 1.39% and 12.60%, respectively, for the first quarter of 2008, compared with returns of 1.14% and 11.52%, respectively, for the first quarter of 2007.  The Company’s results for the first quarter of 2008 improved from the same period in 2007, as increases in noninterest expense and the provision for loan and lease losses were outpaced by increases in net interest income and noninterest income.  In addition, the first quarter 2008 results reflect the financial consolidation of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007; consequently, the first quarter 2007 financial information does not include the results of the two organizations.

Revenue (net interest income plus noninterest income) for the first quarter of 2008, was $9.6 million, or 31%, higher than the first quarter of 2007, reflecting a 64% increase in noninterest income driven primarily by gains on the sale of investment securities and gains associated with Visa, Inc.’s (“Visa”) recent initial public offering (“IPO”).  Net interest income increased 23% from the prior year driven primarily by growth in earning assets.  Excluding the $882,000 gain arising from the sale of investment securities and the $1.96 million gain from Visa’s IPO, revenue was $6.8 million, or 22%, higher than the same period last year.

Total noninterest expense in the first quarter of 2008 was $3.2 million, or 15%, higher than in the first quarter of 2007, principally due to higher operating costs from investments in personnel, branches and data processing.  These increases were mitigated by a partial reversal, totaling $889,000, of legal expenses related to certain Visa litigation previously accrued in the fourth quarter of 2007.  Excluding the partial reversal of Visa litigation legal expenses, noninterest expense was $4.0 million, or 20%, higher than in the first quarter of 2008.

The provision for loan and lease losses for the first quarter of 2008 increased $1.4 million, or 225%, compared with the first quarter of 2007. The increased provision for loan and lease losses is a result of an increase in the average balance of loans outstanding, increased net loan charge-offs and continuing weakness in the for-sale housing industry and the economy in general.

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

Note:  First quarter 2007 financial information does not include the results of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007.

Net Interest Income

For the three months ended March 31, 2008 the net interest margin remained stable when compared to the same period in 2007.  Interest income for the first quarter of 2008 increased 18% over the same period in 2007 while interest expense increased 10%.  The increase in interest income in the current quarter as compared to the same quarter in 2007 is primarily due to increased volumes in loans coupled with increased yields on available-for-sale securities.  The increase in interest expense is attributed to increased levels of deposits from the 2007 acquisitions as well as increased volumes of short-term borrowings, primarily Federal Home Loan Bank advances.

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

	Three months ending March 31,			Three months ending March 31,
	2008			2007
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net	$2,304,588	$41,303	7.21%	$1,765,692	$34,030	7.82%
Securities (2)	582,056	8,300	5.74%	597,952	7,820	5.30%
Interest-earning deposits with banks and federal funds sold	19,528	149	3.07%	28,728	371	5.24%
Total interest-earning assets	2,906,172	$49,752	6.89%	2,392,372	$42,221	7.16%
Other earning assets	47,159			38,776
Noninterest-earning assets	232,682			154,877
Total assets	$3,186,013			$2,586,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$844,845	$9,087	4.33%	$556,926	$5,841	4.25%
Savings accounts	114,868	115	0.40%	109,211	109	0.40%
Interest-bearing demand and money market accounts	1,044,382	5,633	2.17%	921,411	6,209	2.73%
Total interest-bearing deposits	2,004,095	14,835	2.98%	1,587,548	12,159	3.11%
Federal Home Loan Bank advances	284,054	2,582	3.66%	233,243	3,179	5.53%
Securities sold under agreements to repurchase	19,231	142	2.98%	44,445	596	5.44%
Other borrowings and interest-bearing liabilities	5,252	60	4.57%	353	2	2.63%
Long-term subordinated debt	25,527	487	7.67%	22,384	507	9.19%
Total interest-bearing liabilities	2,338,159	$18,106	3.11%	1,887,973	$16,443	3.53%
Noninterest-bearing deposits	451,095			413,588
Other noninterest-bearing liabilities	46,488			28,172
Shareholders’ equity	350,271			256,292
Total liabilities & shareholders’ equity	$3,186,013			$2,586,025
Net interest income (2)		$31,646			$25,778
Net interest margin			4.38%			4.37%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.1 million and $639,000 for the three months ended March 31, 2008 and 2007, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the first quarter of 2008, the Company allocated $2.1 million to its provision for loan and lease losses, compared to $638,000 for the same period in 2007. The increased provision for loan and lease losses is a result of an increase in the average balance of loans outstanding, increased net loan charge-offs and continuing weakness in the for-sale housing industry and the economy in general.  While the Pacific Northwest continues to outperform the rest of the nation, we recognize that we are not immune to the economic challenges outside the Pacific Northwest region as many customers are engaged in business activities which are impacted by the national economy.

Noninterest Income

Noninterest income increased $4.0 million, or 64%, to $10.2 million for the first quarter of 2008 from $6.2 million one year ago. The increase in noninterest income is primarily due to the gain on the redemption of Visa shares of $2.0 million and a gain on sale of investment securities of $882,000.  Service charges and other fees increased $609,000, or 21%, during the first quarter of 2008 as compared to the same period in 2007 reflecting a change in our deposit account fee structure in conjunction with an increase in the number of deposit accounts. Other income includes such things as income from mortgage and international banking, miscellaneous loan fees, and income from our customer interest rate swap program.  Other income was favorably impacted this quarter by $244,000 of income related to our customer interest rate swap program as well as increase of $108,000 in miscellaneous loan fees and $56,000 of broker fees received.

Noninterest Expense

Total noninterest expense increased $3.2 million, or 15%, for the first quarter of 2008 from $20.4 million for the first quarter of 2007. This increase is primarily attributable to increases in compensation and employee benefits, occupancy expenses and data processing expenses. Compensation and employee benefits expenses increased $2 million in the first quarter of 2008 primarily as a result of our third quarter 2007 acquisitions, general wage increases and overall employee benefit expense increases. Occupancy expenses increased $422,000 from the first quarter of 2007 primarily due to expenses related to the above mentioned acquisitions and the opening of two additional branches late in 2007.  Data processing expenses increased $248,000 from the first quarter of 2007 as a result of increased volumes due in part by the acquisitions.  These increases were partially offset by lower legal expenses related to the reversal of previously accrued expenses relating to the Visa IPO.  For additional information on the Visa IPO, see Note 11 to the unaudited consolidated condensed financial statements in “Item 1. Financial Statements (unaudited)” of this report.

Share-based payments: Pretax share-based compensation recognized under SFAS 123(R) for the three months ended March 31, 2008 was $384,000 compared to $238,000 for the same period in 2007. These expenses reduced basic earnings per share by $0.03 and $0.01 and diluted earnings per share by $0.02 and $0.01, respectively for the quarters ended March 31, 2008 and 2007. Share-based compensation expense recorded during the quarter related to both stock options and stock awards. We anticipate an additional $4.1 million in pre-tax share-based compensation through 2012 for awards outstanding as of March 31, 2008. For additional information, see Note 3 to the unaudited consolidated condensed financial statements in “Item 1. Financial Statements (unaudited)” of this report.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended March 31,		Increase (Decrease) Amount
(in thousands)	2008	2007
Core deposit intangible amortization (“CDI”)	$296	$96	$200
Software support & maintenance	200	180	20
Telephone & network communications	399	273	126
Federal Reserve Bank processing fees	111	113	(2)
Supplies	263	288	(25)
Postage	362	291	71
Investor relations	51	75	(24)
Travel	94	79	15
ATM network	199	137	62
Sponsorships & charitable contributions	159	87	72
Regulatory premiums	502	42	460
Directors fees	135	110	25
Employee expenses	181	171	10
Insurance	120	110	10
Losses on CRA investments (1)	128	181	(53)
Miscellaneous	760	601	159
Total other non-interest expense	$3,960	$2,834	$1,126

(1)	A substantial portion of these losses is offset by credits taken as a reduction in our current period income tax expense.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States.  Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax-equivalent basis, excluding gains arising from the sale of investment securities, OREO and the redemption of Visa shares as well as the reversal of previously accrued Visa litigation expense] was 62.36% and 63.39% for the first quarters of 2008 and 2007, respectively.  Other companies may define or calculate the efficiency ratio differently.  We believe this presentation provides investors with a more accurate picture of our operating efficiency.

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended March 31,
(in thousands)	2008	2007
Net interest income (1)	$30,327	$24,703
Tax equivalent adjustment for non-taxable investment securities interest income (2)	1,319	1,075
Adjusted net interest income	$31,646	$25,778
Noninterest income	$10,157	$6,177
Gain on sale of investment securities, net	(882)	—
Gain on redemption of Visa shares	(1,962)	—
Tax equivalent adjustment for BOLI income (2)	272	229
Adjusted noninterest income	$7,585	$6,406
Noninterest expense	$23,554	$20,402
Net gain from OREO	23	—
Reversal of previously accrued Visa litigation expense	889	—
Adjusted noninterest expense	$24,466	$20,402
Efficiency ratio	65.00%	66.07%
Efficiency ratio (fully taxable-equivalent)	62.36%	63.39%
Tax Rate	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan losses.
(2)	Fully taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax provision of $3.9 million during the first quarter of 2008 compared to a provision of $2.6 million for the first quarter of 2007, with both periods resulting in an effective tax rate of 26%.  Our effective tax rate is less than the statutory rate primarily due to earnings on both tax-exempt municipal securities and bank owned life insurance. For additional information, refer to our annual report on Form 10-K for the year ended December 31, 2007.

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

We have good diversification of loan types within our portfolio.  In addition, the Pacific Northwest economy has continued to outperform the rest of the nation.  However, we recognize that we are not immune to the challenges faced outside the Northwest region as many customers are engaged in business activities which are impacted by the national economy.  Accordingly, we will continue to build reserves for possible loan losses.

Loan Portfolio Analysis

We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth our loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2008	% of Total	December 31, 2007	% of Total
Commercial business	$780,177	33.9%	$762,365	33.4%
Real estate:
One-to-four family residential	62,733	2.7	60,991	2.7
Commercial and five or more family residential commercial properties	843,148	36.7	852,139	37.3
Total real estate	905,881	39.4	913,130	40.0
Real estate construction:
One-to-four family residential	282,797	12.3	269,115	11.8
Commercial and five or more family residential commercial properties	155,362	6.8	165,490	7.2
Total real estate construction	438,159	19.1	434,605	19.0
Consumer	180,016	7.8	176,559	7.8
Sub-total loans	2,304,233	100.2	2,286,659	100.2
Less: Deferred loan fees	(3,768)	(0.2)	(3,931)	(0.2)
Total loans	$2,300,465	100.0%	$2,282,728	100.0%
Loans held for sale	$5,944		$4,482

Loan growth for the first quarter 2008 was primarily from commercial business loans, which rose $17.8 million, or 2.3% from year-end 2007, followed by  an increase of $13.7 million primarily in advances under pre-existing relationships in our one-to-four family residential construction portfolio, and finally,  from a $3.5 million increase in consumer loans.  Commercial real estate and commercial construction loans declined by $19.1 million, due to contractual repayments and refinancing activity.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. We believe that increases in commercial lending during the three months of 2008 were due to the confidence of business owners in the stability of our local economy.  Management expects to continue to expand its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

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

Nonaccrual loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.  When a loan is placed on nonaccrual status, any accrued but unpaid interest on that date is removed from interest income.

At March 31, 2008, total nonperforming assets consisted of $187,000 in other personal property owned and nonperforming loans of $14.8 million, compared to other real estate owned of $181,000 and nonperforming loans of $14.5 million at December 31, 2007.   The percent of non-performing assets to period-end assets remained at .46% for March 31, 2008 and December 31, 2007.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	March 31, 2008	December 31, 2007
Nonaccrual:
Commercial business	$3,778	$2,170
Real estate:
One-to-four family residential	384	204
Commercial and five or more family residential	312	1,112
Total real estate	696	1,316
Real estate construction:
One-to-four family residential	5,804	6,005
Commercial and five or more family residential	3,676	3,676
Total real estate construction	9,480	9,681
Consumer	414	838
Total nonaccrual loans	14,368	14,005
Restructured:
Commercial business	468	456
Total nonperforming loans	14,836	14,461
Other real estate owned	—	181
Other personal property owned	187	—
Total nonperforming assets	$15,023	$14,642

Nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved.  Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated.

The majority of non-performing assets are centered in four credits, three of which are real estate construction loans and one of which is commercial business.  The first relationship is a single $4.6 million credit originated in October of 2006 in which Columbia Bank participates with another lender who acts as agent in the transaction.  The borrower is engaged in the business of selling residential lots to builders of the purpose of constructing single family residences.  The borrower’s inability to obtain final plat approval prior to the expiration of agreements for the sale of lots at a predetermined price combined with softening market conditions resulted in new agreements for the sale of lots at prices reduced from the original agreements.  The second relationship is for money we advanced in 2005 for the construction of an income-producing property along the Oregon coast.  The loans total approximately $1.5 million at March 31, 2008 and became past due as the borrower encountered operational challenges including delays, cost overruns and the inability to lease up the building as originally anticipated.  The third relationship is a $2.4 million credit which reflects continued stress in real-estate related lending.  The final relationship is a commercial client which has been negatively impacted by the decline in the for-sale housing market.  This client has now obtained financing from another lender and we are in the process of transitioning this account to the new lender.  We will continue our collection efforts and liquidation of collateral to recover as large a portion of the nonperforming assets as possible.

Allowance for Loan and Lease Losses

At March 31, 2008, our allowance for loan and lease losses (“ALLL”) was $27.9 million, or 1.21% of total loans (excluding loans held for sale), 188% of nonperforming loans and 186% of nonperforming assets. This compares with an allowance of $26.6 million, or 1.17% of the total loan portfolio (excluding loans held for sale), 184% of nonperforming loans and 182% of nonperforming assets at December 31, 2007.

There have been no significant changes during the first quarter of 2008 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan and lease loss allowance as necessary in order to maintain adequate reserves, factoring in changes and trends in the local and national economy.  Management carefully monitors and evaluates the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a component of other liabilities on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At March 31, 2008 and December 31, 2007, our allowance for unfunded loan commitments and letters of credit was $409,000 and $339,000, respectively.

The following table provides an analysis of our allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2008	2007
Beginning balance	$26,599	$20,182
Charge-offs:
Commercial business	(359)	(97)
Residential construction, land and acquisitions	(107)	—
Consumer	(749)	(56)
Total charge-offs	(1,215)	(153)
Recoveries:
Commercial business	31	98
Commercial real estate	300	9
Consumer	123	45
Total recoveries	454	152
Net charge-offs	(761)	(1)
Provision charged to expense	2,076	638
Ending balance	$27,914	$20,819
Total loans, net at end of period (1)	$2,300,465	$1,833,852
Allowance for loan and lease losses to total loans	1.21%	1.14%

(1)	Excludes loans held for sale

Securities

All of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. During the quarter, we recorded a gain on sale of investment securities of $882,000.  The gain resulted from the execution of a strategy to extend the weighted average life of approximately $50 million of the investment portfolio.  At March 31, 2008 and December 31, 2007, the market value of securities available for sale had an unrealized gain, net of tax, of $3.6 million and $1.7 million, respectively. The change in market value of securities available for sale is due primarily to fluctuations in interest rates.

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	March 31, 2008	December 31, 2007
Securities Available for Sale
U.S. government-sponsored enterprise	$29,174	$61,300
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	355,815	303,742
State and municipal securities	194,482	193,965
Other securities	2,558	2,359
Total	$582,029	$561,366

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, and money market accounts) increased $10.6 million since year-end 2007 and certificate of deposit balances increased $17.9 million, or 2%, compared to year-end 2007.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At March 31, 2008 and December 31, 2007, brokered and other wholesale deposits (excluding public deposits) totaled $117 million and $72 million, respectively.  The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Deposit Composition
Demand and other non interest bearing	$508,955	$468,237	$447,052
Interest bearing demand	471,980	478,596	430,967
Money market	584,834	609,502	530,542
Savings	116,486	115,324	110,236
Certificates of deposit	844,259	826,402	562,229
Total deposits	$2,526,514	$2,498,061	$2,081,026

Borrowings

We rely on FHLB advances as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At March 31, 2008, we had FHLB advances of $256.4 million, compared to advances of $257.7 million at December 31, 2007.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2008, we had repurchase agreements of $25.0 million, compared to agreements of $0 million at December 31, 2007. Management anticipates that we will continue to rely on both FHLB advances and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 6.82% at March 31, 2008. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Through recent acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 8.01% at March 31, 2008.   The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.5 million at March 31, 2008 and December 31, 2007. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At March 31, 2008 and December 31, 2007 there was $5 million outstanding on the line of credit. In the event of discontinuance of the line by either party, we have up to two years to repay any outstanding balance.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2008, we had commitments to extend credit of $775.4 million compared to $857.6 million at December 31, 2007.

Capital Resources

Shareholders’ equity at March 31, 2008 was $351.7 million, up 3% from $341.7 million at December 31, 2007. The increase is due primarily to net income of $11 million for the first quarter of 2008. Shareholders’ equity was 10.8% of total period-end assets at March 31, 2008 and December 31, 2007.

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

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2008 and December 31, 2007.

	Company		Columbia Bank		Astoria		Requirements
	3/31/2008	12/31/2007	3/31/2008	12/31/2007	3/31/2008	12/31/2007	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	11.07%	10.90%	10.74%	10.49%	10.79%	12.61%	8%	10%
Tier 1 risk-based capital ratio	10.00%	9.87%	9.67%	9.47%	9.58%	11.42%	4%	6%
Leverage ratio	8.59%	8.54%	8.33%	8.23%	8.31%	9.50%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2008 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which was repurchased in the periods covered by this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2008, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2007. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2007 Annual Report on Form 10-K.

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

Lending activities are our largest source of credit risk, which is the risk that a borrower will fail to meet their obligations in accordance with agreed upon terms. We manage the credit risk inherent in our loan portfolio through the establishment of sound underwriting policies and procedures. We maintain an allowance for loan and lease losses as well as an allowance for unfunded loan commitments and letters of credit to absorb anticipated future losses. Although we consider our allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit to be adequate at March 31, 2008, a significant downturn in the economy could result in higher delinquencies and defaults which would negatively impact our financial position. A substantial portion of the loans in our portfolio are variable rate. While recently we have been in a decreasing interest rate environment, a rapidly increasing interest rate environment or inability to access credit or other funding could impair our borrower’s ability to service the interest portion of their obligations to us. This could result in decreased net income from increased provisions to the allowance for loan and lease losses as well as decreased interest income resulting from an increase in nonaccrual loans.

A rapid change in interest rates could negatively impact net interest income.

We are exposed to interest rate risk, which is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and expenses at different times or in different amounts. We utilize a number of measures to monitor and manage interest rate risk, such as income simulations and interest sensitivity (gap) analyses. A number of factors that impact interest rates are beyond our control such as general economic conditions as well as governmental and regulatory policies.  We cannot assure you that we can minimize interest rate risk.  The impact of rate changes to our net interest income is determined by the amount of change and the time horizon over which change occurs.

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

The tightening of available liquidity could limit our ability to meet loan demand, which could adversely affect our earnings.

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect asset growth and, therefore, earnings capability.  In addition to any deposit growth, maturity of investment securities and loan payments, we rely on certain wholesale funding sources to fund loans.  In the event of a downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to us.

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

Allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.

We maintain an allowance for loan and lease losses in an amount that is believed adequate to provide for losses inherent in the portfolio.  The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio.  The ALLL is increased by provisions for loan and lease losses charged to expense, and is reduced by loans charged off, net of recoveries.  We believe the best information available is used by us to determine the ALLL. However, unforeseen market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.  For additional discussion see “Allowance for Loan and Lease Losses” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

On March 1, 2008, Columbia entered into a Supplemental Compensation Agreement (“Unit Plan”) with Kent L. Roberts, Executive Vice President and Director of Human Resources.  The Unit Plan provides that Mr. Roberts will begin receiving a monthly payment beginning the first month following the fifth anniversary of the Unit Plan, based on an annual aggregate payment of $25,000 per year for five years.  In the event Mr. Roberts’ employment is terminated by the Company without cause, or he is terminated due to disability, Mr. Roberts will be entitled to receive a payment based on the prorated portion of his term of employment, payable in monthly payments following the tenth anniversary of the plan.  If Mr. Roberts leaves the employment of Columbia prior to expiration during the five-year period, the entire amount is forfeited.  Once receiving the benefit, there is a non-competition clause against the participant gaining employment with a competing organization.

Item 6.	EXHIBITS

10	Form of Supplemental Compensation Agreement between the Bank and Mr. Kent L. Roberts

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 9, 2008	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2008	By	/s/ CLINT E. STEIN
Clint E. Stein Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)