Form 10-Q
period 2008-06-30
COLUMBIA BANKING SYSTEM INC
filed 2008-08-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding at July 31, 2008 was 18,151,288

i

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share)	2008	2007	2008	2007
Interest Income
Loans	$37,334	$36,224	$78,637	$70,254
Taxable securities	4,895	4,657	9,875	9,442
Tax-exempt securities	1,999	1,960	4,000	3,920
Federal funds sold and deposits in banks	95	414	244	785
Total interest income	44,323	43,255	92,756	84,401

Interest Expense
Deposits	11,461	13,617	26,296	25,776
Federal Home Loan Bank advances	1,995	2,484	4,577	5,663
Long-term obligations	429	513	916	1,020
Other borrowings	164	946	366	1,544
Total interest expense	14,049	17,560	32,155	34,003

Net Interest Income	30,274	25,695	60,601	50,398
Provision for loan and lease losses	15,350	329	17,426	967
Net interest income after provision for loan and lease losses	14,924	25,366	43,175	49,431

Noninterest Income
Service charges and other fees	3,738	3,293	7,306	6,252
Merchant services fees	2,162	2,124	4,078	4,093
Redemption of Visa and Mastercard shares	1,066	-	3,028	-
Gain on sale of investment securities, net	-	-	882	-
Bank owned life insurance ("BOLI")	549	451	1,054	877
Other	1,790	873	3,114	1,696
Total noninterest income	9,305	6,741	19,462	12,918

Noninterest Expense
Compensation and employee benefits	12,348	10,848	25,744	22,206
Occupancy	3,199	2,945	6,458	5,782
Merchant processing	904	884	1,770	1,707
Advertising and promotion	637	657	1,218	1,204
Data processing	783	553	1,598	1,120
Legal and professional fees	765	687	714	1,510
Taxes, licenses and fees	796	703	1,547	1,316
Net gain on sale of other real estate owned	-	-	(23)	-
Other	3,935	2,989	7,895	5,823
Total noninterest expense	23,367	20,266	46,921	40,668

Income before income taxes	862	11,841	15,716	21,681
Provision (benefit) for income taxes	(1,074)	3,297	2,803	5,854

Net Income	$1,936	$8,544	$12,913	$15,827

Net income per common share
Basic	$0.11	$0.53	$0.72	$0.98
Diluted	$0.11	$0.53	$0.72	$0.97
Dividends paid per common share	$0.17	$0.17	$0.34	$0.32
Weighted average number of common shares outstanding	17,898	16,126	17,874	16,115
Weighted average number of diluted common shares outstanding	18,021	16,258	17,998	16,261

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.
(Unaudited)

			June 30,	December 31,
(in thousands)			2008	2007
ASSETS
Cash and due from banks			$97,076	$82,735
Interest-earning deposits with banks			8,552	11,240
Federal funds sold			10,000	-
Total cash and cash equivalents			115,628	93,975
Securities available for sale at fair value (amortized cost of $554,547 and $558,685, respectively)			549,755	561,366
Federal Home Loan Bank stock at cost			17,260	11,607
Loans held for sale			3,323	4,482
Loans, net of deferred loan fees of ($3,867) and ($3,931), respectively			2,275,719	2,282,728
Less: allowance for loan and lease losses			41,724	26,599
Loans, net			2,233,995	2,256,129
Interest receivable			12,289	14,622
Premises and equipment, net			60,558	56,122
Other real estate owned			-	181
Goodwill			96,116	96,011
Core deposit intangible, net			6,458	7,050
Other assets			74,225	77,168
Total Assets			$3,169,607	$3,178,713
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing			$480,612	$468,237
Interest-bearing			1,918,312	2,029,824
Total deposits			2,398,924	2,498,061
Short-term borrowings:
Federal Home Loan Bank advances			329,000	257,670
Securities sold under agreements to repurchase			25,000	-
Other borrowings			5,107	5,061
Total short-term borrowings			359,107	262,731
Long-term subordinated debt			25,561	25,519
Other liabilities			41,745	50,671
Total liabilities			2,825,337	2,836,982
Commitments and contingent liabilities (note 10)
Shareholders' equity:
Preferred stock (no par value)			-	-
Authorized, 2 million shares; none outstanding
	June 30,	December 31,
	2008	2007
Common Stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	18,111	17,953	228,826	226,550
Retained earnings			114,810	110,169
Accumulated other comprehensive income			634	5,012
Total shareholders' equity			344,270	341,731
Total Liabilities and Shareholders' Equity			$3,169,607	$3,178,713

See accompanying notes to unaudited consolidated condensed financial statements.

 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.
(Unaudited)

	Common Stock			Accumulated
				Other	Total
	Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at January 1, 2007	16,060	$166,763	$89,037	$(3,453)	$252,347
Comprehensive income:
Net income	-	-	15,827	-	15,827
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	-	-	-	(4,063)	(4,063)
Net unrealized loss from cash flow hedging instruments	-	-	-	(813)	(813)
Total comprehensive income					10,951
Issuance of stock under stock option and other plans	64	986	-	-	986
Stock award compensation expense	42	368	-	-	368
Stock option compensation expense	-	92	-	-	92
Tax benefit associated with stock-based compensation	-	192	-	-	192
Cash dividends paid on common stock	-	-	(5,163)	-	(5,163)
Balance at June 30, 2007	16,166	$168,401	$99,701	$(8,329)	$259,773

Balance at January 1, 2008	17,953	$226,550	$110,169	$5,012	$341,731
Cumulative effect of change in accounting principle (note 2)	-	-	(2,137)	-	(2,137)
Comprehensive income:
Net income	-	-	12,913	-	12,913
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	-	-	-	(4,816)	(4,816)
Net unrealized gain from cash flow hedging instruments	-	-	-	438	438
Total comprehensive income					8,535
Issuance of stock under stock option and other plans	93	1,399	-	-	1,399
Stock award compensation expense	65	739	-	-	739
Tax benefit associated with stock-based compensation	-	138	-	-	138
Cash dividends paid on common stock	-	-	(6,135)	-	(6,135)
Balance at June 30, 2008	18,111	$228,826	$114,810	$634	$344,270

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities
Net Income	$12,913	$15,827
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	17,426	967
Deferred income tax benefit	(429)	(960)
Excess tax benefit from stock-based compensation	(138)	(192)
Stock-based compensation expense	739	460
Depreciation, amortization and accretion	3,363	3,043
Net realized gain on sale of securities	(882)	-
Net realized gain on sale of other real estate and fixed assets	(119)	(2)
Net change in:
Loans held for sale	1,159	(1,618)
Interest receivable	2,333	(800)
Interest payable	(2,184)	1,159
Other assets	(1,431)	(614)
Other liabilities	(7,750)	(266)
Net cash provided by operating activities	25,000	17,004
Cash Flows From Investing Activities
Purchases of securities available for sale	(76,907)	(2,388)
Proceeds from sales of securities available for sale	51,358	-
Proceeds from principal repayments and maturities of securities available for sale	30,105	29,554
Proceeds from maturities of securities held to maturity	-	250
Loans originated and acquired, net of principal collected	3,717	(150,510)
Purchases of premises and equipment	(7,019)	(2,691)
Proceeds from disposal of premises and equipment	114	196
Purchase of FHLB stock	(5,653)	-
Proceeds from termination of cash flow hedging instruments	8,093	-
Proceeds from sales of other real estate and other personal property owned	204	-
Net cash provided by(used in) investing activities	4,012	(125,589)
Cash Flows From Financing Activities
Net increase(decrease) in deposits	(99,137)	93,974
Proceeds from Federal Home Loan Bank advances	1,491,268	1,635,250
Repayment from Federal Home Loan Bank advances	(1,419,938)	(1,679,350)
Net increase in repurchase agreement borrowings	25,000	50,000
Net increase(decrease) in other borrowings	46	(149)
Cash dividends paid on common stock	(6,135)	(5,163)
Proceeds from issuance of common stock	1,399	986
Excess tax benefit from stock-based compensation	138	192
Net cash provided by(used in) financing activities	(7,359)	95,740
Increase(decrease) in cash and cash equivalents	21,653	(12,845)
Cash and cash equivalents at beginning of period	93,975	104,344
Cash and cash equivalents at end of period	$115,628	$91,499
Supplemental Information:
Cash paid for interest	$34,339	$32,844
Cash paid for income tax	$8,652	$6,550

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The consolidated financial statements and results of operations presented in this report on Form 10-Q include financial information for Mountain Bank Holding Company and Town Center Bancorp, which were merged into Columbia Bank in the third quarter of 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2008. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2007 Annual Report on Form 10-K. There have not been any other changes in our significant accounting policies compared to those contained in our 2007 10-K disclosure for the year ended December 31, 2007.

2. Accounting Pronouncements Recently Issued or Adopted

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Adoption of SFAS 162 is not expected to have any effect on the Company’s financial condition or results of operations.

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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurement.  For further information, see Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements.

On January 1, 2008, the Company began applying the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 provides recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  The Company recognized the effects of applying the consensus through a change in accounting principle with a cumulative-effect charge to retained earnings of $2.1 million, net of income taxes of $1.2 million.  During the second quarter of 2008 the Company entered into transactions whereby certain current and former officers of the Company agreed to terminate the split-dollar portion of their bank owned life insurance policies in exchange for individual life insurance policies.  In the second quarter of 2008 the Company recognized the net effect of those transactions as a reduction of compensation expense totaling $107,000.

3. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007 (in thousands, except for per share data):

	For The Three Months Ended		For The Six Months Ended
(in thousands except per share)	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Net Income	$1,936	$8,544	$12,913	$15,827
Weighted average common shares outstanding (for basic calculation)	17,898	16,126	17,874	16,115
Dilutive effect of outstanding common stock options and nonvested restricted shares	123	132	124	146
Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	18,021	16,258	17,998	16,261
Earnings per common share - basic	$0.11	$0.53	$0.72	$0.98
Earnings per common share - diluted	$0.11	$0.53	$0.72	$0.97

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six month periods ended June 30, 2008, there were 36,981 anti-dilutive shares outstanding related to options to acquire common stock.  There were no anti-dilutive shares outstanding related to options to acquire common stock for the same periods last year.

4. Dividends

On January 24, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on February 20, 2008 to shareholders of record as of the close of business on February 6, 2008. On April 24, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 21, 2008, to shareholders of record at the close of business May 7, 2008. Subsequent to quarter end, on July 24, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on August 20, 2008, to shareholders of record at the close of business August 6, 2008.  The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

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

The principal activities conducted by commercial banking are the origination of commercial business relationships, private banking services and real estate lending. Retail banking includes all deposit products, with their related fee income, and all consumer loan products as well as commercial loan products offered in the Company’s branch offices.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statements of Income:

	Three Months Ended June 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$13,088	$14,556	$2,630	$30,274
Provision for loan and lease losses			(15,350)	(15,350)
Net interest income after provision for loan and lease losses	13,088	14,556	(12,720)	14,924
Noninterest income	829	2,321	6,155	9,305
Noninterest expense	(3,271)	(7,901)	(12,195)	(23,367)
Income (loss) before income taxes	10,646	8,976	(18,760)	862
Income tax benefit				1,074
Net income				$1,936
Total assets	$1,460,556	$1,057,061	$651,990	$3,169,607

	Three Months Ended June 30, 2007
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$6,947	$19,043	$(295)	$25,695
Provision for loan and lease losses			(329)	(329)
Net interest income after provision for loan and lease losses	6,947	19,043	(624)	25,366
Noninterest income	725	2,023	3,993	6,741
Noninterest expense	(2,575)	(6,553)	(11,138)	(20,266)
Income (loss) before income taxes	5,097	14,513	(7,769)	11,841
Income tax provision				(3,297)
Net income				$8,544
Total assets	$1,354,301	$667,325	$639,320	$2,660,946

	Six Months Ended June 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$26,720	$30,607	$3,274	$60,601
Provision for loan and lease losses			(17,426)	(17,426)
Net interest income after provision for loan and lease losses	26,720	30,607	(14,152)	43,175
Noninterest income	2,002	4,565	12,895	19,462
Noninterest expense	(5,967)	(17,099)	(23,855)	(46,921)
Income (loss) before income taxes	22,755	18,073	(25,112)	15,716
Income tax provision				(2,803)
Net income				$12,913
Total assets	$1,460,556	$1,057,061	$651,990	$3,169,607

	Six Months Ended June 30, 2007
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$13,403	$37,782	$(787)	$50,398
Provision for loan and lease losses			(967)	(967)
Net interest income after provision for loan and lease losses	13,403	37,782	(1,754)	49,431
Noninterest income	1,360	3,895	7,663	12,918
Noninterest expense	(5,378)	(12,759)	(22,531)	(40,668)
Income (loss) before income taxes	9,385	28,918	(16,622)	21,681
Income tax provision				(5,854)
Net income				$15,827
Total assets	$1,354,301	$667,325	$639,320	$2,660,946

6. Fair Value Accounting and Measurement

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

Fair values are determined as follows:

Certain preferred stock securities at fair value are priced using quoted prices for identical instruments in active markets and are classified within level 1 of the valuation hierarchy.

Other securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices, and under the provisions of SFAS 157 are considered a Level 2 input method.

Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of June 30, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$549,755	$20,238	$529,517	$-
Interest rate swap agreements	$3,151	$-	$3,151	$-

Liabilities
Interest rate swap agreements	$3,151	$-	$3,151	$-

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	June 30,
(in thousands)	2008	2007
Net income as reported	$1,936	$8,544
Unrealized loss from securities:
Net unrealized holding loss from available for sale securities arising during the period, net of tax of $3,712 and $3,782	(6,737)	(6,851)
Reclassification adjustment of net (gain)loss from sale of available for sale securities included in income, net of tax of $0 and $0	-	-
Net unrealized loss from securities, net of reclassification adjustment	(6,737)	(6,851)
Unrealized loss from cash flow hedging instruments:
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax of $0 and $480	-	(881)
Reclassification adjustment of net (gain)loss included in income, net of tax of $124 and $(5)	(225)	10
Net unrealized loss from cash flow hedging instruments	(225)	(871)
Total comprehensive income (loss)	$(5,026)	$822

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Net income as reported	$12,913	$15,827
Unrealized loss from securities:
Net unrealized holding loss from available for sale securities arising during the period, net of tax of $2,345 and $2,267	(4,245)	(4,063)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $311 and $0	(571)	-
Net unrealized loss from securities, net of reclassification adjustment	(4,816)	(4,063)
Unrealized gain(loss) from cash flow hedging instruments:
Net unrealized gain(loss) from cash flow hedging instruments arising during the period, net of tax of $(425) and $451	739	(826)
Reclassification adjustment of net (gain)loss included in income, net of tax of $166 and $(7)	(301)	13
Net unrealized gain(loss) from cash flow hedging instruments	438	(813)
Total comprehensive income	$8,535	$10,951

8. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Beginning balance	$27,914	$20,819	$26,599	$20,182
Provision charged to expense	15,350	329	17,426	967
Loans charged off	(1,688)	(175)	(2,903)	(326)
Recoveries	148	366	602	516
Ending balance	$41,724	$21,339	$41,724	$21,339

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Beginning balance	$349	$339	$349	$339
Net changes in the allowance for unfunded commitments and letters of credit	110	-	110	-
Ending balance	$459	$339	$459	$339

9. Goodwill and Intangible Assets

The Company had $96 million in goodwill at June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, the Company had a core deposit intangible (“CDI”) asset of $6.5 million and $7.1 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests if events or circumstances indicate a potential impairment. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $296,000 and $96,000 for the three months ended June 30, 2008 and June 30, 2007 and $592,000 and $192,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

10. Commitments and Contingent Liabilities

On March 18, 2008 Visa, Inc. (“Visa”) completed its initial public offering (“IPO”). On March 31, 2008 Visa funded a litigation escrow account with $3.0 billion from the IPO proceeds. Based on the Company’s Visa USA membership percentage, the expected economic benefit to the Company from this escrow account is $889,200. Accordingly, the Company recognized a recapture of previously accrued legal expense of $889,200. This recapture is included in the legal and professional services line item of the consolidated condensed statements of income and is a reduction of the $1.8 million Visa litigation liability the Company accrued during the fourth quarter of 2007. The Company’s remaining Visa litigation reserve of approximately $888,000, which is included in other liabilities on the consolidated condensed balance sheets, will be subject to ongoing review and adjusted accordingly as information on Visa’s litigation matters emerges.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

OVERVIEW

Note:  The second quarter and first six months of 2007 financial information does not include the results of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007.

Earnings Summary

The Company reported net income for the second quarter of $1.9 million or $.11 per diluted share, compared to $8.5 million or $.53 per diluted share for the second quarter of 2007.  Return on average assets and return on average equity were 0.24% and 2.19%, respectively, for the second quarter of 2008, compared with returns of 1.29% and 13.04%, respectively for the same period of 2007.  The Company’s results for the second quarter of 2008 declined from the same period in 2007, as a result of a provision for loan and lease losses of $15.4 million as discussed below.  The results of the second quarter of 2008 reflect the financial consolidation of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007; accordingly, the financial information for the second quarter of 2007 does not include the results of the two organizations.

The Company reported net income of $12.9 million for the first six months of 2008 or $.72 per diluted share, compared with $15.8 million or $.97 per diluted share for the first six months of 2007.  Return on average assets and return on average equity were .82% and 7.37%, respectively, for the first six months of 2008, compared with returns of 1.22% and 12.29%, respectively for the first six months of 2007.  As stated above, the Company’s results for the first six months of 2008 declined from the same period in 2007, as a result of a provision for loan and lease losses of $17.4 million as discussed below.  The results of the first six months reflect the financial consolidation of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007; accordingly, the financial information for the first six months of 2007 does not include the results of the two organizations.

Revenue (net interest income plus noninterest income) for the three months ended June 30, 2008 was $39.6 million, or 22%, higher than the same period in 2007.  The increase reflected a 38% increase in noninterest income driven primarily by proceeds from the redemption of MasterCard International shares totaling $1.1 million, increased service charges and other fees, and the receipt of life insurance proceeds received in connection with the death of a former officer covered by a bank owned life insurance policy.  Net interest income increased 18% from the prior year driven primarily by growth in earning assets.  Excluding the $1.1 million gain arising from the redemption of the MasterCard shares, revenue was $38.5 million, or 19%, higher than the same period last year.

Revenue (net interest income plus noninterest income) for the first six months of 2008 was $80.1 million, or 26%, higher than the first six months of 2007, reflecting a 51% increase in noninterest income driven primarily by gains on the sale of investment securities, proceeds from the redemption of Visa and MasterCard shares and increased service charges and other fees.  Net interest income increased 20% from the prior year driven primarily by growth in earning assets.  Excluding the $882,000 gain arising from the sale of investment securities and the $3.0 million gain from the Visa and MasterCard’s IPO, revenue was $76.2 million, or 20%, higher than the same period last year.

Total noninterest expense in the quarter ended June 30, 2008 was $23.4 million, or 15%, higher than in the second quarter of 2007, principally due to higher compensation costs and other expenses.  The higher compensation costs and other expenses were driven in part by the 2007 acquisitions and the expansion of the retail branch and professional lending team.

Total noninterest expense in the first six months of 2008 was $46.9 million, or 15%, higher than in the first six months of 2007, principally due to higher operating costs from investments in personnel, branches and data processing.  These increases were mitigated by a partial reversal, totaling $889,000, of legal expenses related to certain Visa litigation previously accrued in the fourth quarter of 2007.

The provision for loan and lease losses for the second quarter of 2008 was $15.4 million compared with $329,000 for the second quarter of 2007.  The additional provision is due to the weakness in the for-sale housing industry resulting from the slowing economic environment and non-accrual loans increasing to $71.7 million at June 30, 2008 compared to $14.0 million at December 31, 2007 and $14.4 million at March 31, 2008.  The provision increased the Company’s total allowance for loan and lease losses to 1.83% of net loans at June 30, 2008.  Net charge-offs for the current quarter were $1.5 million compared to net recoveries of $191,000 for the second quarter of 2007.

The provision for loan and lease losses for the first six months of 2008 was $17.4 million compared with $967,000 for the first six months of 2007.  Net charge-offs for the first six months of 2008 were $2.3 million as compared with net recoveries of $190,000 for the first six months of 2007.

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

Note:  The first six months of 2007 financial information does not include the results of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007.

Net Interest Income

For the three months ended June 30, 2008 we experienced a slight increase in our net interest margin when compared to the same period in 2007.  This increase resulted primarily from decreased funding costs.  For the second quarter of 2008 interest income increased 2% while interest expense decreased 20%, when compared to the same period in 2007.  The increase in interest income for the period is primarily due to increased loan volume whereas the decrease in interest expense is primarily due to rate decreases on interest bearing deposits and borrowed funds.  For the six months ended June 30, 2008 interest income increased 10% over the same period in 2007 whereas interest expense decreased 5%.  Similar to the quarterly results, the increase in interest income in the first half of the year was driven primarily by loan growth and the decrease in interest expense driven by rate decreases on interest bearing deposits and borrowed funds.

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

	Three months ending June 30,			Three months ending June 30,
	2008			2007

	Average	Interest	Average	Average	Interest	Average
(in thousands)	Balances (1)	Earned / Paid	Rate	Balances (1)	Earned / Paid	Rate
ASSETS
Loans, net (2)	$2,297,661	$37,437	6.55%	$1,846,163	$36,224	7.87%
Securities (2)	584,780	8,172	5.62%	582,378	7,692	5.30%
Interest-earning deposits with banks and federal funds sold	20,008	95	1.91%	32,062	414	5.18%
Total interest-earning assets	2,902,449	$45,704	6.33%	2,460,603	$44,330	7.23%
Other earning assets	47,780			39,196
Noninterest-earning assets	232,648			155,064
Total assets	$3,182,877			$2,654,863

LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$798,844	$7,369	3.71%	$604,307	$6,613	4.39%
Savings accounts	115,889	103	0.36%	105,089	109	0.42%
Interest-bearing demand and money market accounts	1,035,391	3,989	1.55%	960,729	6,894	2.88%
Total interest-bearing deposits	1,950,124	11,461	2.36%	1,670,125	13,616	3.27%
Federal Home Loan Bank advances	313,763	1,995	2.56%	180,952	2,485	5.51%
Securities sold under agreements to repurchase	25,000	118	1.89%	70,000	945	5.41%
Other borrowings and interest-bearing liabilities	5,122	46	3.64%	263	2	2.60%
Long-term subordinated debt	25,547	429	6.76%	22,401	512	9.17%
Total interest-bearing liabilities	2,319,556	$14,049	2.44%	1,943,741	$17,560	3.62%
Noninterest-bearing deposits	463,101			420,148
Other noninterest-bearing liabilities	45,361			28,069
Shareholders' equity	354,859			262,905
Total liabilities & shareholders' equity	$3,182,877			$2,654,863

Net interest income (2)		$31,655			$26,770

Net interest margin			4.39%			4.36%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the second quarter ended June 30, 2008 related to nonaccrual loans totaled $335,000.  Excluding the impact of interest reversals, net interest margin for the quarter would have been 4.43%.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $984,000 and $706,000 for the three months ended June 30, 2008 and 2007, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Six months ending June 30,			Six months ending June 30,
	2008			2007
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(in thousands)	Balances (1)	Paid	Rate	Balances (1)	Paid	Rate
ASSETS
Loans, net (2)	$2,301,125	$78,825	6.89%	$1,806,150	$70,254	7.84%
Securities (2)	583,418	16,472	5.68%	590,122	15,512	5.30%
Interest-earning deposits with banks and federal funds sold	19,767	244	2.48%	30,404	785	5.20%
Total interest-earning assets	2,904,310	$95,541	6.62%	2,426,676	$86,551	7.19%
Other earning assets	47,470			38,987
Noninterest-earning assets	232,665			154,971
Total assets	$3,184,445			$2,620,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$821,845	$16,457	4.03%	$580,748	$12,454	4.32%
Savings accounts	115,378	217	0.38%	107,139	218	0.41%
Interest-bearing demand and money market accounts	1,039,886	9,622	1.86%	941,178	13,103	2.81%
Total interest-bearing deposits	1,977,109	26,296	2.67%	1,629,065	25,775	3.19%
Federal Home Loan Bank advances	298,908	4,577	3.08%	206,953	5,664	5.52%
Securities sold under agreements to repurchase	22,115	260	2.36%	57,293	1,540	5.42%
Other borrowings and interest-bearing liabilities	5,188	106	4.11%	308	4	2.62%
Long-term subordinated debt	25,537	916	7.21%	22,392	1,020	9.18%
Total interest-bearing liabilities	2,328,857	$32,155	2.78%	1,916,011	$34,003	3.58%
Noninterest-bearing deposits	457,099			416,886
Other noninterest-bearing liabilities	45,906			28,120
Shareholders' equity	352,583			259,617
Total liabilities & shareholders' equity	$3,184,445			$2,620,634

Net interest income (2)		$63,386			$52,548

Net interest margin			4.39%			4.37%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the six months ended June 30, 2008 related to nonaccrual loans totaled $418,000.  Excluding the impact of interest reversals, net interest margin for the six month period would have been 4.42%.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the second quarter of 2008, the Company allocated $15.4 million to its provision for loan and lease losses, compared to $329,000 for the same period in 2007.  For the six months ended June 30, 2008, the Company allocated $17.4 million to its provision for loan and lease losses, compared to $967,000 for the first half of 2007.  The additional provision is due to the weakness in the for-sale housing industry resulting from the slowing economic environment and an increase in non-accrual loans.  The increased provision will increase the Company’s total allowance for loan losses to 1.83% of net loans at June 30, 2008.  See the discussion under “Nonperforming Assets” for details related to the non-accrual loans.

Noninterest Income

Noninterest income increased $2.6 million, or 38%, to $9.3 million for the second quarter of 2008 from $6.7 million for the second quarter of 2007. The increase in noninterest income is primarily due to pre-tax income of $1.1 million from the redemption of shares of MasterCard International shares obtained in connection with its 2006 initial public offering and $612,364 of pre-tax income from the receipt of insurance proceeds from the death of a former officer covered by BOLI.   In addition, service charges and other fees increased $445,000, or 14%, during the second quarter of 2008 as compared to the same period in 2007.  This increase is the result of a change in the Company’s deposit account fee structure in conjunction with an increase in the number of deposit accounts, primarily due to the third quarter 2007 acquisitions.

For the six months ended June 30, 2008, noninterest income increased $6.5 million, or 51%, compared to the same period in 2007.  The increase in noninterest income is primarily due to the gain on the redemption of Visa and MasterCard shares of $3.0 million and a gain on the sale of investment securities of $882,000.  In addition, service charges and other fees increased $1.1 million, or 17% during the first six months of 2008 as compared to the same period in 2007 reflecting a change in our deposit account fee structure in conjunction with an increase in the number of deposit accounts.

Noninterest Expense

Total noninterest expense increased $3.1 million, or 15%, for the second quarter of 2008 from $20.3 million for the second quarter of 2007.  This increase is primarily a result of increased salary expense as a result of the third quarter 2007 acquisitions and the expansion of the retail branch and professional lending teams.  Regulatory premiums in the current quarter increased $328,000 from the same period one year ago.  This increase is due to the fact that, in the prior year period, we benefited from a federal deposit insurance premium credit which offset the majority of federal deposit insurance premiums due.  Based upon recent events and the state of the economy, it is likely that the Federal Deposit Insurance Corporation may increase federal deposit insurance premiums in the near future.  Depending on circumstances, this increase may be relatively significant and will add to our cost of operations.  Finally, data processing expenses and core deposit intangible expense increased $230,000 and $200,000 compared to the same period in 2007 primarily as a result of the 2007 third quarter acquisitions.

Total noninterest expense for the first six months of 2008 increased $6.3 million, or 15%, as compared to the same period in 2007. This increase is due primarily to increased compensation and employee benefits and other expense increases as discussed above.  Regulatory premiums were $728,000 higher for the first six months of 2008 than in the same period last year.  As noted above, this increase relates to a credit we received in 2007 which offset the majority of FDIC premiums due.  Finally, occupancy expenses increased $676,000 from the first half of 2007, primarily due to the third quarter acquisitions and two new branch locations opened during the fourth quarter 2007.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended		Increase	Six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
(in thousands)	2008	2007	Amount	2008	2007	Amount
Core deposit intangible amortization ("CDI")	$296	$96	$200	$592	$192	$400
Software support & maintenance	168	209	(41)	377	389	(12)
Telephone & network communications	410	277	133	809	550	259
Federal Reserve Bank processing fees	116	127	(11)	227	240	(13)
Supplies	366	289	77	629	577	52
Postage	390	280	110	751	571	180
Investor relations	90	83	7	141	158	(17)
Travel	140	120	20	234	199	35
ATM Network	144	153	(9)	343	290	53
Sponsorships and charitable contributions	145	169	(24)	303	256	47
Regulatory premiums	394	66	328	836	108	728
Directors fees	95	105	(10)	230	215	15
Employee expenses	141	149	(8)	322	320	2
Insurance	124	109	15	244	219	25
Losses on CRA investments (1)	218	107	111	346	288	58
Miscellaneous	698	650	48	1,511	1,251	260
Total other noninterest expense	$3,935	$2,989	$946	$7,895	$5,823	$2,072

(1)	A substantial portion, $256,000 for the six months ended June 30, 2008, of these losses is offset by credits taken as a reduction in our current period income tax expense.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States.  Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gains and losses arising from nonrecurring transactions] was 59.31% for the second quarter 2008 and was 60.77% for the first six months of 2008, compared to 60.04% and 61.68% for the second quarter and first six months of 2007, respectively. The second quarter change in the efficiency ratio is due to the increase in net interest income driven primarily by the drop in interest expense.

The following table presents a reconciliation of the financial data utilized to calculate the efficiency ratio (a non-GAAP financial measure) to the same measures calculated and presented in accordance with GAAP:

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net interest income (1)	$30,274	$25,695	$60,601	$50,398
Tax equivalent adjustment for non-taxable loan and investment securities interest income (2)	1,381	1,075	2,785	2,150
Adjusted net interest income	$31,655	$26,770	$63,386	$52,548

Noninterest income	$9,305	$6,741	$19,462	$12,918
Gain on sale of investment securities, net	-	-	(882)	-
Redemption of Visa and Mastercard shares	(1,066)	-	(3,028)	-
Death benefit proceeds on former officer covered by BOLI	(612)	-	(612)	-
Tax equivalent adjustment for BOLI income (2)	295	243	567	472
Adjusted noninterest income	$7,922	$6,984	$15,507	$13,390

Noninterest expense	$23,367	$20,266	$46,921	$40,668
Net gain on sale of OREO		-	23	-
BOLI policy swap net income	107		107
Reversal of previously accrued Visa litigation expense	-	-	889	-
Adjusted noninterest expense	$23,474	$20,266	$47,940	$40,668

Efficiency ratio	61.94%	62.48%	63.46%	64.23%
Efficiency ratio (fully taxable-equivalent)	59.31%	60.04%	60.77%	61.68%
Tax Rate	35.00%	35.00%	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan and lease losses.

(2)	Fully taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax benefit of $1.1 million for the second quarter and an income tax provision of $2.8 million for the first six months of 2008, compared with a provision of $3.3 million and $5.9 million for the same periods in 2007. The effective tax rate for the second quarter of 2008 and 2007 was (125%) and 28%, respectively, as well as 18% and 27% for the six months ended June 30, 2008 and 2007.  Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits.  Effective tax rates for the quarter and six months ended June 30, 2008 are significantly lower than same periods last year as a result of our nontaxable income being a larger percentage of income before income taxes.  For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

We have diversification of loan types within our portfolio.  However, we are not immune to the current instability in the residential real estate markets and mortgage-related industries.  Accordingly, we will continue to be diligent in our risk management practices and maintain, what we believe, are adequate reserves for probable loan losses.

Loan Portfolio Analysis

We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30,	% of	December 31,	% of
(in thousands)	2008	Total	2007	Total
Commercial business	$760,282	33.4%	$762,365	33.4%
Real estate:
One-to-four family residential	55,504	2.4%	60,991	2.7%
Commercial and five or more family residential properties	829,048	36.4%	852,139	37.3%
Total real estate	884,552	38.8%	913,130	40.0%
Real estate construction:
One-to-four family residential	281,848	12.4%	269,115	11.8%
Commercial and five or more family residential properties	156,990	6.9%	165,490	7.2%
Total real estate construction	438,838	19.3%	434,605	19.0%
Consumer	195,914	8.7%	176,559	7.8%
Subtotal	2,279,586	100.2%	2,286,659	100.2%
Less: Deferred loan fees	(3,867)	-0.2%	(3,931)	-0.2%
Total loans	$2,275,719	100.0%	$2,282,728	100.0%
Loans Held for Sale	$3,323		$4,482

Loan growth for the first half of 2008 was primarily from consumer loans, which rose $19.4 million, or 11% from year-end 2007.  Home equity lines of credit were the primary driver of consumer loan growth.  One-to-four family real estate construction loans contributed an increase of $12.7 million.  Commercial business loans declined by $2.1 million and real estate declined by $28.6 million.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. We believe that decreases in commercial lending during the first half of 2008 were due to the slowing of our local economy.  Management expects to see modest growth in its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

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

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and to provide financing to builders for the construction of pre-sold homes and speculative residential construction.  Underwriting guidelines for these loans vary by loan type but include loan-to-value limits, term limits and loan advance limits, as applicable.

Our underwriting guidelines for commercial and five-or-more family residential real estate construction loans generally require that the loan-to-value ratio not exceed 75% and stabilized debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better.   As noted above, underwriting standards can be influenced by competition and other factors. However, we endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

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

Nonaccrual loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectibility of principal or interest. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.  As discussed below, in the current quarter we also discontinued the accrual of interest on certain performing loans.  The decision to discontinue interest on these performing loans was based upon our assessment that these borrowers will be experiencing significant financial challenges in the near future as a result of an economic downturn centered within their industry and in the markets they serve. When a loan is placed on nonaccrual status, any accrued but unpaid interest on that date is removed from interest income.

At June 30, 2008, total nonperforming assets were $72.3 million, compared to $14.6 million at December 31, 2007 and $15.0 million at March 31, 2008.  The percent of non-performing assets to period-end assets at June 30, 2008 was 2.28% compared to 0.46% for December 31, 2007 and 0.46% at March 31, 2008.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

	June 30,	December 31,
(in thousands)	2008	2007
Nonaccrual:
Commercial business	$2,066	$2,170
Real estate:
One-to-four family residential	79	204
Commercial and five or more family residential real estate	2,619	1,112
Total real estate	2,698	1,316
Real estate construction:
One-to-four family residential	47,360	6,005
Commercial and five or more family residential real estate	18,080	3,676
Total real estate construction	65,440	9,681
Consumer	1,526	838
Total nonaccrual loans	71,730	14,005
Restructured:
Commercial business	540	456
Total nonperforming loans	72,270	14,461

Other real estate owned	-	181
Other personal property owned	-	-
Total nonperforming assets	$72,270	$14,642

The increase in non-accruals is centered in our real estate construction portfolios, both one-to-four family residential (“for-sale housing”) and commercial real estate.  During the quarter, the for-sale housing portfolio, which currently totals $282 million, had an increase in non-accrual loans of approximately $42 million, bringing the total to about $47 million.   This increase primarily is due to seven builder banking customers whose activities are centered in the Pierce County area in Washington state and Clackamas County in Portland, Oregon.  We have set aside $7.0 million in specific reserves for these new non-accrual loans, based on lower anticipated value of some projects.

Market conditions in both of these counties have declined significantly in the past few months, and we have seen double-digit declines in year-over-year housing sales as well as double-digit declines in sales prices for land and lots.  Given these market conditions, combined with the weak financial performance posted by some of these builders during the second quarter, we believe some of the builders to whom we have extended credit and who are focused in these markets will be experiencing significant challenges in the near future.  Accordingly, we have placed $29 million of performing loans on non-accrual; these loans are included in the $42 million increase in non-accrual loans mentioned above.

In our commercial real estate construction portfolio, which is approximately $157 million as of June 30, 2008, we experienced an increase of $14.4 million in non-accrual loans.  The increase in this segment is primarily centered in our condominium construction portfolio which accounts for approximately $36 million of the total loans outstanding in this portfolio.  This represents a little over $9.0 million of the non-accruals as of June 30, 2008.  We have set aside $1.5 million in specific reserves for these newly-identified non-accrual loans.

We are continuing to work with our customers to resolve these issues as quickly as possible; however, given the nature of these types of projects, it is unlikely they will be resolved in the immediate future.  Accordingly, the current trend of a larger provision for loan losses as compared to prior periods may continue in the next few quarters dependent upon the economic climate and our customers’ ability to repay.

Allowance for Loan and Lease Losses

At June 30, 2008, our allowance for loan and lease losses (“ALLL”) was $41.7 million, or 1.83% of total loans (excluding loans held for sale) and 58% of nonperforming loans and nonperforming assets. This compares with an allowance of $26.6 million, or 1.17% of the total loan portfolio (excluding loans held for sale), 184% of nonperforming loans and 182% of nonperforming assets at December 31, 2007.

There have been no significant changes during the first half of 2008 in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the ALLL. Adjustments to the percentages of the allowance allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company maintains a conservative approach to credit quality and will continue to prudently add to its loan and lease loss allowance as necessary in order to maintain adequate reserves, factoring in changes and trends in the local and national economy.  Management carefully monitors and evaluates the loan portfolio and continues to emphasize credit quality and strengthening of its loan monitoring systems and controls.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a component of other liabilities on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At June 30, 2008 and December 31, 2007, our allowance for unfunded loan commitments and letters of credit was $459,000 and $349,000, respectively.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Beginning balance	$27,914	$20,819	$26,599	$20,182

Charge-offs:
Residential, construction, land & acquisitions	(580)	-	(687)	-
Commercial business	-	(98)	(359)	(194)
Commercial real estate	(505)	-	(505)	-
Private banking	(24)	-	(24)	-
Consumer	(579)	(77)	(1,328)	(132)
Total charge-offs	(1,688)	(175)	(2,903)	(326)

Recoveries
Residential, construction, land & acquisitions	16	-	16	-
Commercial business	72	311	104	408
Commercial real estate:	4	3	304	12
Private banking	12	-	51	-
Consumer	44	52	127	96
Total recoveries	148	366	602	516
Net charge-offs	(1,540)	191	(2,301)	190
Provision charged to expense	15,350	329	17,426	967
Ending balance	$41,724	$21,339	$41,724	$21,339
Total loans, net at end of period (1)	$2,275,719	$1,859,592	$2,275,719	$1,859,592
Allowance for loan and lease losses to total loans	1.83%	1.15%	1.83%	1.15%

(1) Excludes loans held for sale

During the second quarter of 2008, the Company had net loan charge-offs of $1.5 million, compared to net loan recoveries of $191,000 in the same period of 2007. For the first six months of 2008, the Company had net loan charge-offs of $2.3 million, compared to net loan recoveries of $190,000 during the same period of 2007.

Securities

All of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent. During the first six months of 2008, we recorded a gain on sale of investment securities of $882,000.  The gain resulted from the execution of a strategy to extend the weighted average life of approximately $50 million of the investment portfolio.  At June 30, 2008, the market value of securities available for sale had an unrealized loss, net of tax, of $3.1 million compared to an unrealized gain, net of tax, of

$1.7 million at December 31, 2007.  The change in market value of securities available for sale is due primarily to fluctuations in interest rates and the effects of the slowing economic environment on certain government-sponsored enterprises.  The Company does not consider these investment securities to be other than temporarily impaired.  If in the future, however, the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value and the amount of the write-down will be included in earnings as a realized loss.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30,	December 31,
(in thousands)	2008	2007
Securities Available for Sale
U.S. government-sponsored enterprise preferred stock	$20,237	$-
U.S. government-sponsored enterprise	-	61,300
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	336,914	303,742
State and municipal securities	191,665	193,965
Other securities	939	2,359
Total	$549,755	$561,366

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) decreased $63.9 million since year-end 2007 while certificate of deposit greater than $100,000 decreased $28.9 million, or 7%, from year-end 2007.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At June 30, 2008 brokered and other wholesale deposits (excluding public deposits) totaled $65.7 million, or 3% of total deposits, compared to $72.0 million, or 3% of total deposits, at year-end 2007. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2008		December 31, 2007		June 30, 2007
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$480,612	20.0%	$468,237	18.7%	$419,695	19.8%
Interest bearing demand	445,798	18.6%	478,596	19.2%	440,051	20.8%
Money market	580,535	24.2%	609,502	24.4%	509,463	24.0%
Savings	118,145	4.9%	115,324	4.6%	102,997	4.9%
Certificates of deposit less than $100,000	308,166	12.9%	325,496	13.0%	253,669	12.0%
Total core deposits	1,933,256	80.6%	1,997,155	79.9%	1,725,875	81.5%

Certificates of deposit greater than $100,000	399,950	16.7%	428,885	17.2%	330,964	15.6%
Wholesale certificates of deposit	65,718	2.7%	72,021	2.9%	60,486	2.9%
Total deposits	$2,398,924	100.0%	$2,498,061	100.0%	$2,117,325	100.0%

Borrowings

We rely on FHLB advances as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At June 30, 2008, we had FHLB advances of $329.0 million, compared to advances of $257.7 million at December 31, 2007.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2008, we had repurchase agreements of $25.0 million compared to $0 at December 31, 2007. Management anticipates that we will continue to rely on both FHLB advances and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 6.48% at June 30, 2008. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.  Through recent acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 6.46% at June 30, 2008.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.6 million at June 30, 2008 and $25.5 million at December 31, 2007. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. At both June 30, 2008 and December 31, 2007, $5.0 million was outstanding on the line of credit. Subsequent to quarter-end, we borrowed the remaining $15.0 million on the line of credit.  The line matures on June 30, 2009 and, if not renewed, any principle balances outstanding are due at maturity.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2008, we had commitments to extend credit of $788.8 million compared to $857.6 million at December 31, 2007.

Capital Resources

Shareholders’ equity at June 30, 2008 was $344.3 million, up 0.7% from $341.7 million at December 31, 2007. The increase is due primarily to net income of $12.9 million for the first six months of 2008. Shareholders’ equity was 10.9% and 10.8% of total period-end assets at June 30, 2008, and December 31, 2007, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2008 and December 31, 2007.

	Company		Columbia Bank		Requirements
	6/30/2008	12/31/2007	6/30/2008	12/31/2007	Adequately capitalized	Well- capitalized
Total risk-based capital ratio	11.43%	10.90%	11.19%	10.49%	8%	10%
Tier 1 risk-based capital ratio	10.17%	9.87%	9.93%	9.47%	4%	6%
Leverage ratio	8.64%	8.54%	8.47%	8.23%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of Common Stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2008 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which was repurchased in the periods covered by this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2008, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2007. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2007 Annual Report on Form 10-K.

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

Further economic downturns in the market areas we serve or a rapidly increasing interest rate environment could increase the credit risk within the loan portfolio.

Lending activities are our largest source of credit risk, which is the risk that a borrower will fail to meet their obligations in accordance with agreed upon terms. We manage the credit risk inherent in our loan portfolio through the establishment of sound underwriting policies and procedures. We maintain an allowance for loan and lease losses as well as an allowance for unfunded loan commitments and letters of credit to absorb anticipated future losses. Although we consider our allowance for loan and lease losses and allowance for unfunded loan commitments and letters of credit to be adequate at June 30, 2008, a further downturn in the economy could result in higher delinquencies and defaults which would negatively impact our financial position. A substantial portion of the loans in our portfolio are variable rate. While recently we have been in a decreasing interest rate environment, a rapidly increasing interest rate environment or inability to access credit or other funding could impair our borrower’s ability to service the interest portion of their obligations to us. This could result in decreased net income from increased provisions to the allowance for loan and lease losses as well as decreased interest income resulting from an increase in nonaccrual loans.

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

Concentration in real estate loans.

We have a high concentration of loans secured by real estate and a continued downturn in the real estate market, for any reason, could adversely impact our business and our prospects.  Our business activities and credit exposure are concentrated in loans secured by real estate.  A continued decline in the real estate market could adversely impact our business because the collateral securing those loans would decrease in value.  A downturn in the local economy could have a material adverse effect both on a borrower’s ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

A significant decline in the Company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. If impairment was deemed to exist, we would be required to write down our assets resulting in a charge to earnings. For additional discussion see Note 9, “Goodwill and Intangible Assets” in Part I, Item 1 above.

Allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings and capital.

We maintain an allowance for loan and lease losses in an amount that is believed adequate to provide for losses inherent in the portfolio.  The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio.  The ALLL is increased by provisions for loan and lease losses charged to expense, and is reduced by loans charged off, net of recoveries.  While we believe the best information available is used by us to determine the ALLL. However, unforeseen market conditions could result in adjustments to the ALLL, affecting net income and capital, if circumstances differ from the assumptions used in determining the ALLL.  For additional discussion see “Allowance for Loan and Lease Losses” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on April 23, 2008. The following is a brief description and vote count of the proposals voted upon at the annual meeting.

Proposal 1.	ELECTION OF DIRECTORS

All nine persons nominated were elected to hold office for the ensuing year.

Nominee	Votes "For"	Votes "Withheld"
Melanie J. Dressel	15,006,011	252,464

John P. Folsom	15,008,750	249,725

Frederick M. Goldberg	15,190,117	68,357

Thomas M. Hulbert	15,190,678	67,797

Thomas L. Matson, Sr.	15,182,326	76,148

Daniel C. Regis	15,165,945	92,529

Donald Rodman	15,000,628	257,846

William T. Weyerhaeuser	15,187,386	71,089

James M. Will	14,294,201	964,274

Proposal 2.	RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Shares Voted "For"	Shares Voted "Against"	Abstentions
14,985,747	215,797	56,930

Item 5.	OTHER INFORMATION

None.

Item 6.                      EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: August 7, 2008	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2008	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)