Form 10-Q
period 2008-09-30
COLUMBIA BANKING SYSTEM INC
filed 2008-11-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding at October 31, 2008 was 18,150,965

i

PART I - FINANCIAL INFORMATION
Item 1.                      FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share)	2008	2007	2008	2007
Interest Income
Loans	$35,590	$42,353	$114,227	$112,607
Taxable securities	4,615	4,625	14,490	14,067
Tax-exempt securities	1,997	2,005	5,997	5,925
Federal funds sold and deposits in banks	135	395	379	1,180
Total interest income	42,337	49,378	135,093	133,779
Interest Expense
Deposits	10,148	16,841	36,444	42,617
Federal Home Loan Bank advances	1,887	2,454	6,464	8,117
Long-term obligations	423	584	1,339	1,604
Other borrowings	286	639	652	2,183
Total interest expense	12,744	20,518	44,899	54,521
Net Interest Income	29,593	28,860	90,194	79,258
Provision for loan and lease losses	10,500	1,231	27,926	2,198
Net interest income after provision for loan and lease losses	19,093	27,629	62,268	77,060
Noninterest Income
Service charges and other fees	3,823	3,561	11,129	9,813
Merchant services fees	2,081	2,251	6,159	6,344
Redemption of Visa and Mastercard shares	-	-	3,028	-
Gain on sale of investment securities, net	-	-	882	-
Loss on impairment of equity securities	(18,517)	-	(18,517)	-
Bank owned life insurance ("BOLI")	533	502	1,587	1,379
Other	1,134	1,317	4,248	3,013
Total noninterest income	(10,946)	7,631	8,516	20,549
Noninterest Expense
Compensation and employee benefits	12,173	12,159	37,917	34,365
Occupancy	3,248	3,241	9,706	9,023
Merchant processing	961	880	2,731	2,587
Advertising and promotion	579	575	1,797	1,779
Data processing	909	743	2,507	1,863
Legal and professional fees	765	695	1,479	2,205
Taxes, licenses and fees	720	773	2,267	2,089
Net loss (gain) on sale of other real estate owned	4	-	(19)	-
Other	4,032	3,359	11,927	9,182
Total noninterest expense	23,391	22,425	70,312	63,093
Income (loss) before income taxes	(15,244)	12,835	472	34,516
Provision (benefit) for income taxes	(6,485)	3,579	(3,682)	9,433
Net Income (Loss)	$(8,759)	$9,256	$4,154	$25,083
Net income (loss) per common share
Basic	$(0.49)	$0.53	$0.23	$1.52
Diluted	$(0.49)	$0.53	$0.23	$1.51
Dividends paid per common share	$0.17	$0.17	$0.51	$0.49
Weighted average number of common shares outstanding	17,948	17,339	17,898	16,472
Weighted average number of diluted common shares outstanding	17,948	17,533	17,994	16,636

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.
(Unaudited)

			September 30,	December 31,
(in thousands)			2008	2007
ASSETS
Cash and due from banks			$81,555	$82,735
Interest-earning deposits with banks			21,849	11,240
Total cash and cash equivalents			103,404	93,975
Securities available for sale at fair value (amortized cost of $535,620 and $558,685, respectively)			536,277	561,366
Federal Home Loan Bank stock at cost			14,785	11,607
Loans held for sale			2,890	4,482
Loans, net of deferred loan fees of ($3,852) and ($3,931), respectively			2,216,133	2,282,728
Less: allowance for loan and lease losses			35,814	26,599
Loans, net			2,180,319	2,256,129
Interest receivable			12,980	14,622
Premises and equipment, net			61,153	56,122
Other real estate owned			1,288	181
Goodwill			95,519	96,011
Core deposit intangible, net			6,179	7,050
Other assets			90,186	77,168
Total Assets			$3,104,980	$3,178,713
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing			$498,815	$468,237
Interest-bearing			1,857,006	2,029,824
Total deposits			2,355,821	2,498,061
Short-term borrowings:
Federal Home Loan Bank advances			301,000	257,670
Securities sold under agreements to repurchase			25,000	-
Other borrowings			20,097	5,061
Total short-term borrowings			346,097	262,731
Long-term subordinated debt			25,582	25,519
Other liabilities			41,045	50,671
Total liabilities			2,768,545	2,836,982
Commitments and contingent liabilities (note 11)
Shareholders' equity:
Preferred stock (no par value)			-	-
Authorized, 2 million shares; none outstanding
	September 30,	December 31,
	2008	2007
Common Stock (no par value)
Authorized shares	63,034	63,034
Issued and outstanding	18,147	17,953	229,680	226,550
Retained earnings			102,965	110,169
Accumulated other comprehensive income			3,790	5,012
Total shareholders' equity			336,435	341,731
Total Liabilities and Shareholders' Equity			$3,104,980	$3,178,713

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.
(Unaudited)

	Common Stock			Accumulated
				Other	Total
	Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at January 1, 2007	16,060	$166,763	$89,037	$(3,453)	$252,347
Comprehensive income:
Net income	-	-	25,083	-	25,083
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	-	-	-	1,911	1,911
Net unrealized gain from cash flow hedging instruments	-	-	-	794	794
Total comprehensive income					27,788
Purchase and retirement of common stock	(65)	(2,121)	-	-	(2,121)
Acquisitions:
Shares issued to the shareholders of Mountain Bank Holding Company	993	30,327	-	-	30,327
Converted Mountain Bank Holding Company stock options	-	1,325	-	-	1,325
Shares issued to the shareholders of Town Center Bancorp	705	23,869	-	-	23,869
Converted Town Center Bancorp stock options	-	1,598	-	-	1,598
Issuance of stock under stock option and other plans	139	2,098	-	-	2,098
Stock award compensation expense	50	573	-	-	573
Stock option compensation expense	-	137	-	-	137
Tax benefit associated with stock-based compensation	-	235	-	-	235
Cash dividends paid on common stock	-	-	(8,207)	-	(8,207)
Balance at September 30, 2007	17,882	$224,804	$105,913	$(748)	$329,969
Balance at January 1, 2008	17,953	$226,550	$110,169	$5,012	$341,731
Cumulative effect of change in accounting principle (note 2)	-	-	(2,137)	-	(2,137)
Comprehensive income:
Net income	-	-	4,154	-	4,154
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	-	-	-	(1,302)	(1,302)
Net unrealized gain from cash flow hedging instruments	-	-	-	80	80
Total comprehensive income					2,932
Issuance of stock under stock option and other plans	132	1,860	-	-	1,860
Stock award compensation expense	62	1,040	-	-	1,040
Tax benefit associated with stock-based compensation	-	230	-	-	230
Cash dividends paid on common stock	-	-	(9,221)	-	(9,221)
Balance at September 30, 2008	18,147	$229,680	$102,965	$3,790	$336,435

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities
Net Income	$4,154	$25,083
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	27,926	2,198
Deferred income tax benefit	(12,318)	(1,194)
Excess tax benefit from stock-based compensation	(230)	(235)
Stock-based compensation expense	1,040	710
Depreciation, amortization and accretion	5,389	4,607
Net realized gain on sale of securities	(882)	-
Net realized gain on sale of other assets	(798)	(8)
Impairment charge on investment securities	18,517	-
Net change in:
Loans held for sale	1,592	(875)
Interest receivable	1,642	(2,074)
Interest payable	(4,591)	4,606
Other assets	(6,841)	3,109
Other liabilities	(5,951)	(6,994)
Net cash provided by operating activities	28,649	28,933
Cash Flows From Investing Activities
Purchases of securities available for sale	(86,902)	(2,888)
Proceeds from sales of securities available for sale	51,358	28,467
Proceeds from principal repayments and maturities of securities available for sale	40,328	39,033
Proceeds from maturities of securities held to maturity	-	578
Loans originated and acquired, net of principal collected	45,605	(218,350)
Purchases of premises and equipment	(8,838)	(4,003)
Proceeds from disposal of premises and equipment	115	212
Acquisition of Mt. Rainier and Town Center, net of cash acquired	-	(32,429)
Proceeds from sales of Federal Reserve Bank stock	-	310
Purchase of FHLB stock	(3,178)	-
Proceeds from termination of cash flow hedging instruments	8,093	-
Proceeds from sales of other real estate and other personal property owned	204	-
Net cash provided by(used in) investing activities	46,785	(189,070)
Cash Flows From Financing Activities
Net increase(decrease) in deposits	(142,240)	149,758
Proceeds from Federal Home Loan Bank advances	1,784,268	2,353,626
Repayment from Federal Home Loan Bank advances	(1,740,938)	(2,315,151)
Proceeds from repurchase agreement borrowings	25,000	-
Repayment of repurchase agreement borrowings	-	(20,000)
Net increase in other borrowings	15,036	10
Cash dividends paid on common stock	(9,221)	(8,207)
Proceeds from issuance of common stock	1,860	2,098
Repurchase of common stock	-	(2,121)
Excess tax benefit from stock-based compensation	230	235
Net cash provided by(used in) financing activities	(66,005)	160,248
Increase in cash and cash equivalents	9,429	111
Cash and cash equivalents at beginning of period	93,975	104,344
Cash and cash equivalents at end of period	$103,404	$104,455
Supplemental Information:
Cash paid for interest	$49,490	$49,915
Cash paid for income tax	$9,916	$10,490
Share-based consideration issued for acquisitions	$-	$57,119
Loans transferred to other real estate owned	$1,288	$-

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The consolidated financial statements and results of operations presented in this report on Form 10-Q include financial information for Mountain Bank Holding Company and Town Center Bancorp, which were merged into Columbia Bank in the third quarter of 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2008. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K.

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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurement.  For further information, see Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements.

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

3. Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except for per share data):

	For The Three Months Ended		For The Nine Months Ended
(in thousands except per share)	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Net Income (Loss)	$(8,759)	$9,256	$4,154	$25,083
Weighted average common shares outstanding (for basic calculation)	17,948	17,339	17,898	16,472
Dilutive effect of outstanding common stock options and nonvested restricted shares	-	194	96	164
Weighted average common stock and common equivalent shares outstanding (for diluted calculation)	17,948	17,533	17,994	16,636
Earnings (loss) per common share - basic	$(0.49)	$0.53	$0.23	$1.52
Earnings (loss) per common share - diluted	$(0.49)	$0.53	$0.23	$1.51

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive shares outstanding related to options to acquire common stock for the three and nine month periods ended September 30, 2008 totaled 92,258 and 59,292, respectively.  There were no anti-dilutive shares outstanding related to options to acquire common stock for the same periods last year.

4. Dividends

Subsequent to quarter end, on October 23, 2008, the Company declared a quarterly cash dividend of $0.07 per share, payable on November 19, 2008, to shareholders of record at the close of business November 5, 2008.  The decision to reduce the quarterly dividend as compared to recent quarters was based upon the Board of Directors’ review of the Company’s dividend payout ratio and dividend yield balanced with the Company’s desire to retain capital.  On July 24, 2008, the Company declared a quarterly cash dividend of $.17 per share, payable on August 20, 2008, to shareholders of record at the close of business on August 6, 2008.  On April 24, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on May 21, 2008, to shareholders of record at the close of business May 7, 2008.  On January 24, 2008, the Company declared a quarterly cash dividend of $0.17 per share, payable on February 20, 2008 to shareholders of record as of the close of business on February 6, 2008.  The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

Subsequent to quarter-end, the Company received preliminary approval from the U.S. Department of Treasury to receive additional capital by participating in the Treasury Department’s Capital Purchase Program.  As a participant in the program, Columbia could issue to the U.S. Treasury up to $76.9 million in senior preferred shares and related warrants.  Receipt of the funding is subject to Columbia’s acceptance of the terms of the agreement, satisfaction of closing conditions and registration with the Securities and Exchange Commission.  Certain terms of the senior preferred shares restrict the ability of the Company to repurchase and/or pay dividends on common stock.

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

Effective January 1, 2008 the Company implemented a more robust internal funds transfer pricing methodology.  Internal funds transfer pricing refers to the process we utilize to give an earnings credit to a branch or revenue center for the deposit funds they generate while providing an earnings charge to the centers that use deposit funds to make loans.  The implementation of this methodology changed the basis of measurement for segment net interest income as presented in the tables below.  Generally, this methodology had the effect of increasing net interest income for the commercial banking segment with a corresponding decrease in net interest income for the retail banking segment.  The increase in net interest income for the commercial banking segment is driven primarily by the earnings credit for deposit funds generated within that segment.  In prior years, the retail banking segment benefited from the earnings credit for deposit funds generated by the commercial banking segment.  Segment net interest income after provision for loan and lease losses for the current quarter and year-to-date periods is not directly comparable to the same line item for the same periods of last year as those prior periods cannot practicably be restated.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

	Three Months Ended September 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$10,563	$13,198	$5,832	$29,593
Provision for loan and lease losses	-	-	(10,500)	(10,500)
Net interest income after provision for loan and lease losses	10,563	13,198	(4,668)	19,093
Noninterest income	846	2,171	(13,963)	(10,946)
Noninterest expense	(10,610)	(14,866)	2,085	(23,391)
Income (loss) before income taxes	799	503	(16,546)	(15,244)
Income tax benefit				6,485
Net loss				$(8,759)
Total assets	$1,423,184	$1,015,412	$666,384	$3,104,980

	Three Months Ended September 30, 2007
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$11,893	$17,464	$(497)	$28,860
Provision for loan and lease losses	-	-	(1,231)	(1,231)
Net interest income after provision for loan and lease losses	11,893	17,464	(1,728)	27,629
Noninterest income	1,067	2,353	4,211	7,631
Noninterest expense	(3,341)	(7,362)	(11,722)	(22,425)
Income (loss) before income taxes	9,619	12,455	(9,239)	12,835
Income tax provision				(3,579)
Net income				$9,256
Total assets	$1,399,262	$1,003,947	$719,535	$3,122,744

	Nine Months Ended September 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$37,283	$43,805	$9,106	$90,194
Provision for loan and lease losses	-	-	(27,926)	(27,926)
Net interest income after provision for loan and lease losses	37,283	43,805	(18,820)	62,268
Noninterest income	2,848	6,736	(1,068)	8,516
Noninterest expense	(16,577)	(31,965)	(21,770)	(70,312)
Income (loss) before income taxes	23,554	18,576	(41,658)	472
Income tax benefit				3,682
Net income				$4,154
Total assets	$1,423,184	$1,015,412	$666,384	$3,104,980

	Nine Months Ended September 30, 2007
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$21,055	$59,537	$(1,334)	$79,258
Provision for loan and lease losses	-	-	(2,198)	(2,198)
Net interest income after provision for loan and lease losses	21,055	59,537	(3,532)	77,060
Noninterest income	2,427	6,249	11,873	20,549
Noninterest expense	(8,719)	(20,058)	(34,316)	(63,093)
Income (loss) before income taxes	14,763	45,728	(25,975)	34,516
Income tax provision				(9,433)
Net income				$25,083
Total assets	$1,399,262	$1,003,947	$719,535	$3,122,744

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

Level 1 – Quoted prices for identical instruments in active markets that are accessible at the measurement date.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2008	Level 1	Level 2	Level 3
Assets
Securities available for sale	$536,277	$1,512	$534,765	$-
Interest rate swap agreements	$3,703	$-	$3,703	$-
Liabilities
Interest rate swap agreements	$3,703	$-	$3,703	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured by the fair market value of the collateral less estimated costs to sell.

Other real estate owned - OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

     The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at September 30, 2008:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2008	Level 1	Level 2	Level 3
Impaired loans	$14,453	$-	$-	$14,453
Other real estate owned	1,449	-	-	1,449
	$15,902	$-	$-	$15,902

In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $16,701 had specific valuation allowances totaling $2,248, which were included in the allowance for loan and lease losses.

Other real estate owned with a carrying amount of $1.6 million was acquired during the quarter.  In accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, these long-lived assets held for sale were written down to their fair value of $1.4 million, less cost to sell of $161,000 (or $1.3 million), resulting in a loss of $266,000, which was charged to the allowance for loan and lease losses during the period.

7. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2008:
U.S. government-sponsored enterprise preferred stock	$1,512	$-	$-	$1,512
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	344,123	3,803	(1,268)	346,658
State and municipal securities	188,985	2,635	(4,453)	187,167
Other securities	1,000	-	(60)	940
Total	$535,620	$6,438	$(5,781)	$536,277
December 31, 2007:
U.S. government-sponsored enterprise	$61,137	$216	$(53)	$61,300
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	304,475	1,132	(1,865)	303,742
State and municipal securities	190,673	3,782	(490)	193,965
Other securities	2,400	-	(41)	2,359
Total	$558,685	$5,130	$(2,449)	$561,366

During the quarter, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) were placed into conservatorship in a plan announced by the U.S. Treasury Department (“Treasury”) and the Federal Housing Finance Agency (“FHFA”).   The Company holds 400,000 shares of Series Z preferred stock issued by Freddie Mac and 400,000 shares of Series S preferred stock issued by Fannie Mae.  Such securities are held in the Company’s available-for-sale investment securities portfolio and, as such, declines in fair value below cost are subject to a potential other than temporary impairment charge to earnings under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company’s cost for these securities was $20 million.  The estimated fair market value of these securities declined from $20 million at June 30, 2008 to $1.5 million at September 30, 2008.  In light of the actions taken by Treasury and FHFA and the accompanying significant decline in the fair value of these securities below cost, the Company has deemed the impairment to be other than temporary and, accordingly, recognized a pre-tax charge to earnings in the third quarter totaling $18.5 million.

At September 30, 2008, available for sale securities with a carrying amount of $28.7 million were pledged as collateral for repurchase agreement borrowings.  In addition, available for sale securities with a carrying amount of $6.1 million at September 30, 2008 were pledged as collateral for certain interest rate swap agreements.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007:

September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$11,679	$(78)	$53,728	$(1,190)	$65,407	$(1,268)
State and municipal securities	95,609	(4,037)	6,158	(416)	101,767	(4,453)
Other securities	-	-	940	(60)	940	(60)
Total	$107,288	$(4,115)	$60,826	$(1,666)	$168,114	$(5,781)

December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprise	$-	$-	$17,678	$(53)	$17,678	$(53)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	16,897	(28)	170,932	(1,837)	187,829	(1,865)
State and municipal securities	19,725	(112)	24,549	(378)	44,274	(490)
Other securities	-	-	959	(41)	959	(41)
Total	$36,622	$(140)	$214,118	$(2,309)	$250,740	$(2,449)

U.S. Government Agency and Government-Sponsored Enterprise Mortgage-Backed Securities and Collateralized Mortgage Obligations.   At September 30, 2008, there were 21 U.S. government agency and government-sponsered enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 15 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency mortgage-backed securities & collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

State and Municipal Securities.  At September 30, 2008 there were 126 state and municipal government securities in an unrealized loss position, of which 8 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate increases subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2008 none of the obligations of state and local government entities held by the Company had an adverse credit rating. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Other Securities.  At September 30, 2008, there was one other security, a mortgage-backed securities fund, which was in a continuous loss position for 12 months or more. The unrealized loss on this security was caused by interest rate increases subsequent to the purchase of the security. It is expected that this security would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates rather than credit quality, and because the Company has the ability and intent to hold this investment until a recovery of market value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2008.

8. Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
(in thousands)	2008	2007
Net income(loss) as reported	$(8,759)	$9,256
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($1,935) and $(3,259)	3,513	5,974
Reclassification adjustment of net (gain)loss from sale of available for sale securities included in income, net of tax of $0 and $0	-	-
Net unrealized gain from securities, net of reclassification adjustment	3,513	5,974
Unrealized gain(loss) from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $0 and $(863)	-	1,583
Reclassification adjustment of net (gain)loss included in income, net of tax of $197 and $(13)	(357)	24
Net unrealized gain(loss) from cash flow hedging instruments	(357)	1,607
Total comprehensive income (loss)	$(5,603)	$16,837
	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net income as reported	$4,154	$25,083
Unrealized gain(loss) from securities:
Net unrealized holding gain(loss) from available for sale securities arising during the period, net of tax of $410 and $(992)	(731)	1,911
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $311 and $0	(571)	-
Net unrealized gain (loss) from securities, net of reclassification adjustment	(1,302)	1,911
Unrealized gain from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $(425) and ($413)	739	756
Reclassification adjustment of net (gain)loss included in income, net of tax of $363 and $(20)	(659)	38
Net unrealized gain from cash flow hedging instruments	80	794
Total comprehensive income	$2,932	$27,788

9. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Beginning balance	$41,724	$21,339	$26,599	$20,182
Balance established through acquisition	-	3,192	-	3,192
Provision charged to expense	10,500	1,231	27,926	2,198
Loans charged off	(16,481)	(528)	(19,384)	(854)
Recoveries	71	146	673	662
Ending balance	$35,814	$25,380	$35,814	$25,380

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Beginning balance	$459	$339	$349	$339
Net changes in the allowance for unfunded commitments and letters of credit	-	10	110	10
Ending balance	$459	$349	$459	$349

10. Goodwill and Intangible Assets

At September 30, 2008 and December 31, 2007, the Company had $95.5 million and $96.0 million in goodwill, respectively.  The change in goodwill from year-end is due to income tax adjustments related to the 2007 acquisitions resulting from the preparation of final income tax returns.  At September 30, 2008 and December 31, 2007, the Company had a core deposit intangible (“CDI”) asset of $6.2 million and $7.1 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $279,000 and $96,000 for the three months ended September 30, 2008 and September 30, 2007 and $871,000 and $287,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The Company estimates that aggregate amortization expense on the CDI will be $271,000 during the fourth quarter of 2008, $1.0 million for 2009, $963,000 for 2010, $893,000 for 2011 and $832,000 for 2012.  The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

11. Commitments and Contingent Liabilities

On March 18, 2008 Visa, Inc. (“Visa”) completed its initial public offering (“IPO”). On March 31, 2008 Visa funded a litigation escrow account with $3.0 billion from the IPO proceeds. Based on the Company’s Visa USA membership percentage, the expected economic benefit to the Company from this escrow account is $889,200. Accordingly, the Company recognized a recapture of previously accrued legal expense of $889,200. This recapture is included in the legal and professional services line item of the consolidated condensed statements of income and is a reduction of the $1.8 million Visa litigation liability the Company accrued during the fourth quarter of 2007. Subsequent to quarter-end, on October 27, 2008, Visa announced that it had reached a settlement in principle in certain covered litigation with Discover Financial Services.  The settlement totals $1.9 billion, which includes $1.7 billion from the litigation escrow account, $80 million from Visa to obtain releases from MasterCard and an additional $65 million which will be refunded by Morgan Stanley under a separate agreement related to the settlement.  On November 5, 2008, Visa announced that the settlement was approval by Visa’s former U.S. member financial institutions.

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

OVERVIEW

Note:  The first nine months of 2007 financial information does not include the results of operations of Mountain Bank Holding Company and Town Center Bancorp prior to the acquisition date of July 23, 2007.

Earnings Summary

The Company reported a net loss for the third quarter of $8.8 million or ($0.49) per diluted share, compared to net income of $9.3 million or $0.53 per diluted share for the third quarter of 2007.  Return on average assets and return on average equity were (1.12%) and (10.10%), respectively, for the third quarter of 2008, compared with returns of 1.24% and 12.18%, respectively for the same period of 2007.  The Company’s results for the third quarter of 2008 declined from the same period in 2007, as a result of an other than temporary impairment charge of $18.5 million, before tax, on preferred stock issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a provision for loan and lease losses of $10.5 million as discussed below.  The results of the third quarter of 2008 reflect the financial consolidation of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007; accordingly, the financial information for the third quarter of 2007 only includes partial results of the two organizations.

The Company reported net income of $4.2 million for the first nine months of 2008 or $0.23 per diluted share, compared with $25.1 million or $1.51 per diluted share for the first nine months of 2007.  Return on average assets and return on average equity were 0.18% and 1.59%, respectively, for the first nine months of 2008, compared with returns of 1.22% and 12.92%, respectively for the first nine months of 2007.  As stated above, the Company’s results for the first nine months of 2008 declined from the same period in 2007, as a result of the other than temporary impairment charge of $18.5 million and a provision for loan and lease losses of $27.9 million as discussed below.  The results of the first nine months reflect the financial consolidation of Mountain Bank Holding Company and Town Center Bancorp, which were both acquired on July 23, 2007; accordingly, the financial information for the first nine months of 2007 does not include the results of the two organizations for the entire period.

Revenue (net interest income plus noninterest income) for the three months ended September 30, 2008 was $18.6 million, 49% lower than the same period in 2007.  The decrease was primarily driven by the reduction in noninterest income resulting from the $18.5 million impairment loss on preferred stock discussed above.

Revenue (net interest income plus noninterest income) for the first nine months of 2008 was $98.7 million, 1%, lower than the first nine months of 2007.  The reduction in noninterest income for the period stemming from the $18.5 million impairment loss was partially offset by gains on the sale of investment securities, proceeds from the redemption of Visa and MasterCard shares and increased service charges and other fees.  In addition, net interest income increased 14% from the prior year driven primarily by growth in earning assets due, in part, to the third quarter 2007 acquisitions.

Total noninterest expense in the quarter ended September 30, 2008 was $23.4 million, a 4% increase from the third quarter of 2007.  Regulatory premiums, data processing expenses and core deposit intangible expenses increased in the third quarter 2008 primarily due to the third quarter 2007 acquisitions.

Total noninterest expense in the first nine months of 2008 was $70.3 million, or 11%, higher than in the first nine months of 2007.  The increase was due to compensation and occupancy costs related to the third quarter 2007 acquisitions.  In addition, regulatory premiums were $1.2 million higher for the first nine months of 2008 over the same period in 2007, resulting from a credit received in 2007 which offset the majority of the FDIC premiums due. These increases were offset by a partial reversal of legal expenses in the first quarter of 2008, totaling $889,000, related to certain Visa litigation.  Legal expenses related to this litigation were accrued by the Company in the fourth quarter of 2007.

The provision for loan and lease losses for the third quarter of 2008 was $10.5 million compared with $1.2 million for the third quarter of 2007.  The additional provision is due to the continued weakness in the for-sale housing industry resulting from the slowing economic environment and non-accrual loans of $76.2 million at September 30, 2008 compared to $10 million at September 30, 2007.  The provision increased the Company’s total allowance for loan and lease losses to 1.62% of net loans at September 30, 2008 from 1.17% at year-end.  Net charge-offs for the current quarter were $16.4 million compared to $382,000 for the third quarter of 2007.

The provision for loan and lease losses for the first nine months of 2008 was $27.9 million compared with $2.2 million for the first nine months of 2007.  Net charge-offs for the first nine months of 2008 were $18.7 million as compared to $192,000 for the first nine months of 2007.

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

Note:  The first nine months of 2007 financial information does not include the results of operations of Mountain Bank Holding Company and Town Center Bancorp prior to the acquisition date of July 23, 2007.

Net Interest Income

For the three months ended September 30, 2008 we experienced a slight decrease in our net interest margin when compared to the same period in 2007.  This decrease resulted primarily from a decline in the yield on earning assets.  For the third quarter of 2008 interest income decreased 14% while interest expense decreased 38%, when compared to the same period in 2007.  The decrease in interest income and interest expense for the period is primarily due to rate decreases on both interest-earning assets and interest-bearing liabilities.  For the nine months ended September 30, 2008 interest income increased 1% over the same period in 2007 whereas interest expense decreased 18%.  The increase in interest income in the first nine months of the year was driven primarily by loan growth and the decrease in interest expense driven by rate decreases on interest bearing deposits and borrowed funds.   Finally, like most financial institutions, changes in the target Federal Funds rate may affect our net interest margin.

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

	Three months ending September 30,			Three months ending September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
(in thousands)	Balances (1)	Earned / Paid	Rate	Balances (1)	Earned / Paid	Rate
ASSETS
Loans, net (2)	$2,241,574	$35,696	6.34%	$2,102,281	$42,353	7.99%
Securities (2)	558,990	7,806	5.56%	572,124	7,727	5.36%
Interest-earning deposits with banks and federal funds sold	30,330	135	1.78%	28,082	395	5.58%
Total interest-earning assets	2,830,894	$43,637	6.13%	2,702,487	$50,475	7.41%
Other earning assets	47,795			44,595
Noninterest-earning assets	227,867			222,115
Total assets	$3,106,556			$2,969,197
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$741,101	$6,048	3.25%	$772,358	$8,976	4.61%
Savings accounts	120,025	109	0.36%	116,640	131	0.45%
Interest-bearing demand and money market accounts	1,035,641	3,991	1.53%	1,038,571	7,734	2.95%
Total interest-bearing deposits	1,896,767	10,148	2.13%	1,927,569	16,841	3.47%
Federal Home Loan Bank advances	293,685	1,887	2.56%	178,303	2,454	5.46%
Securities sold under agreements to repurchase	25,000	121	1.93%	44,457	637	5.68%
Other borrowings and interest-bearing liabilities	18,634	165	3.52%	370	2	2.14%
Long-term subordinated debt	25,569	423	6.59%	24,771	584	9.35%
Total interest-bearing liabilities	2,259,655	$12,744	2.24%	2,175,470	$20,518	3.74%
Noninterest-bearing deposits	468,455			455,312
Other noninterest-bearing liabilities	34,288			36,916
Shareholders' equity	344,158			301,499
Total liabilities & shareholders' equity	$3,106,556			$2,969,197
Net interest income (2)		$30,893			$29,957
Net interest margin			4.34%			4.40%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the third quarter ended September 30, 2008 related to nonaccrual loans totaled $1.4 million.  Excluding the impact of interest reversals, net interest margin for the quarter would have been 4.49%.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $737,000 and $1.2 million for the three months ended September 30, 2008 and 2007 respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Nine months ending September 30,			Nine months ending September 30,
	2008			2007
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(in thousands)	Balances (1)	Paid	Rate	Balances (1)	Paid	Rate
ASSETS
Loans, net (2)	$2,281,129	$114,521	6.71%	$1,905,945	$112,607	7.90%
Securities (2)	575,215	24,278	5.64%	584,057	23,239	5.32%
Interest-earning deposits with banks and federal funds sold	23,316	379	2.17%	29,621	1,180	5.33%
Total interest-earning assets	2,879,660	$139,178	6.46%	2,519,623	$137,026	7.27%
Other earning assets	47,579			40,877
Noninterest-earning assets	231,054			177,599
Total assets	$3,158,293			$2,738,099
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$794,734	$22,505	3.78%	$645,320	$21,431	4.44%
Savings accounts	116,938	326	0.37%	110,340	349	0.42%
Interest-bearing demand and money market accounts	1,038,461	13,613	1.75%	973,999	20,837	2.86%
Total interest-bearing deposits	1,950,133	36,444	2.50%	1,729,659	42,617	3.29%
Federal Home Loan Bank advances	297,154	6,464	2.91%	197,294	8,117	5.50%
Securities sold under agreements to repurchase	23,084	381	2.21%	52,967	2,177	5.50%
Other borrowings and interest-bearing liabilities	9,702	271	3.73%	333	6	2.41%
Long-term subordinated debt	25,548	1,339	7.00%	23,194	1,604	9.25%
Total interest-bearing liabilities	2,305,621	$44,899	2.60%	2,003,447	$54,521	3.64%
Noninterest-bearing deposits	460,912			429,836
Other noninterest-bearing liabilities	42,006			31,085
Shareholders' equity	349,754			273,731
Total liabilities & shareholders' equity	$3,158,293			$2,738,099
Net interest income (2)		$94,279			$82,505
Net interest margin			4.37%			4.38%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the nine months ended September 30, 2008 related to nonaccrual loans totaled $3.3 million.  Excluding the impact of interest reversals, net interest margin for the nine month period would have been 4.48%.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.8 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the third quarter of 2008, the Company allocated $10.5 million to its provision for loan and lease losses, compared to $1.2 million for the same period in 2007.  For the nine months ended September 30, 2008, the Company allocated $27.9 million to its provision for loan and lease losses, compared to $2.2 million for the nine months ended September 30, 2007.  The additional provision is due to the weakness in the for-sale housing industry resulting from the slowing economic environment and an increase in non-accrual loans.  The increased provision increased the Company’s total allowance for loan losses to 1.62% of net loans at September 30, 2008.  See the discussion under “Nonperforming Assets” for details related to the non-accrual loans.

Noninterest Income

Noninterest income for the third quarter of 2008 reflected a loss of $10.9 million, compared to income of $7.6 million during the same period last year.  The loss was primarily a result of the $18.5 million impairment charge on Fannie Mae and Freddie Mac investment securities.  In addition, noninterest income in the current quarter was down as compared to last year due to decreases of $170,000 in merchant card services driven primarily by an increase in interchange expense rates and $183,000 in other income attributed primarily to a decrease in mortgage banking fees and loan origination fees resulting from decreased volumes.  These decreases were partially offset by an increase of $262,000 in service charges on deposit accounts.   The increase in service charges is primarily due to an increased number of transaction accounts.

For the nine months ended September 30, 2008, noninterest income was $8.5 million, a 59% decrease from $20.5 million for the nine months ended September 30, 2007, primarily due to the impairment charge on investment securities mentioned above. The decrease in noninterest income was partially offset with proceeds from the redemption of Visa and MasterCard shares of $3.0 million and a gain on the sale of investment securities of $882,000.  Service charges and other fees increased $1.3 million, or 13% in the first nine months of 2008 from the 2007 period, reflecting a change in our deposit account fee structure in conjunction with an increase in the number of deposit accounts.  Other income increased $1.2 million, or 41% due in part to the receipt of insurance proceeds received for the death of a former officer in the amount of $612,000.

Noninterest Expense

Noninterest expense for the third quarter of 2008 was $23.4 million, a 4% increase from $22.4 million a year earlier.  Regulatory premiums in the current quarter increased $514,000 from the same period one year ago.  This increase is related to a larger deposit base due in part to the third quarter 2007 acquisitions.  Finally, data processing expenses and core deposit intangible amortization expense increased $166,000 and $184,000 compared to the same period in 2007 also as a result of the 2007 third quarter acquisitions.

Total noninterest expense for the first nine months of 2008 was $70.3 million, an increase of 11% from $63.1 million from the 2007 period. Notable increases included compensation and employee benefits and occupancy costs related to the third quarter 2007 acquisitions.  Regulatory premiums were $1.2 million higher for the first nine months of 2008 over the same period last year.  This increase relates to a credit we received in 2007 which offset the majority of the FDIC premiums due and the increased deposit account base due in part from the acquisitions.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2008	2007	Increase (Decrease) Amount	2008	2007	Increase (Decrease) Amount
Core deposit intangible amortization ("CDI")	$279	$95	$184	$871	$287	$584
Software support & maintenance	142	221	(79)	519	610	(91)
Telephone & network communications	377	351	26	1,186	901	285
Federal Reserve Bank processing fees	96	98	(2)	323	338	(15)
Supplies	227	402	(175)	856	979	(123)
Postage	341	435	(94)	1,092	1,006	86
Investor relations	22	22	-	163	180	(17)
Travel	108	122	(14)	342	321	21
ATM Network	170	193	(23)	513	483	30
Sponsorships and charitable contributions	177	136	41	480	392	88
Regulatory premiums	579	65	514	1,415	173	1,242
Directors fees	111	96	15	341	311	30
Employee expenses	156	162	(6)	478	482	(4)
Insurance	127	127	-	371	346	25
CRA partnership investment expense (1)	156	78	78	502	366	136
Miscellaneous	964	756	208	2,475	2,007	468
Total other noninterest expense	$4,032	$3,359	$673	$11,927	$9,182	$2,745

(1)
The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the nine months ended September 30, 2008, $383,000 of such credits was taken as a reduction in our current period income tax expense.  In addition, our taxable income was decreased by $172,000 during the nine months ended September 30, 2008 as a result of the tax benefit associated with this investment expense.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States.  Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gains and losses arising from nonrecurring transactions] was 60.34% for the third quarter 2008 and was 60.62% for the first nine months of 2008, compared to 59.23% and 60.79% for the third quarter and first nine months of 2007, respectively. The third quarter change in the efficiency ratio is due to the increase in non interest expense.

The following table presents a reconciliation of the financial data utilized to calculate the efficiency ratio (a non-GAAP financial measure) to the same measures calculated and presented in accordance with GAAP:

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net interest income (1)	$29,593	$28,860	$90,194	$79,258
Tax equivalent adjustment for non-taxable loan and investment securities interest income (2)	1,300	1,097	4,085	3,247
Adjusted net interest income	$30,893	$29,957	$94,279	$82,505
Noninterest income	$(10,946)	$7,631	$8,516	$20,549
Gain on sale of investment securities, net	-	-	(882)	-
Redemption of Visa and Mastercard shares	-	-	(3,028)	-
Death benefit proceeds on former officer covered by BOLI	-	-	(612)	-
Tax equivalent adjustment for BOLI income (2)	294	270	876	742
Other than temporary security impairment expense	18,517	-	18,517	-
Adjusted noninterest income	$7,865	$7,901	$23,387	$21,291
Noninterest expense	$23,391	$22,425	$70,312	$63,093
Net gain (loss) on sale of OREO	(4)	-	19	-
BOLI policy swap net income	-	-	107	-
Reversal of previously accrued Visa litigation expense	-	-	889	-
Adjusted noninterest expense	$23,387	$22,425	$71,327	$63,093
Efficiency ratio	62.93%	61.45%	63.29%	63.22%
Efficiency ratio (fully taxable-equivalent)	60.34%	59.23%	60.62%	60.79%
Tax Rate	35.00%	35.00%	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan and lease losses.

(2)	Fully taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax benefit of $6.5 million for the third quarter and $3.7 million for the first nine months of 2008, compared with a provision of $3.6 million and $9.4 million for the same periods in 2007. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits.  For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30,	% of	December 31,	% of
(in thousands)	2008	Total	2007	Total
Commercial business	$780,450	35.2%	$762,365	33.4%
Real estate:
One-to-four family residential	57,280	2.6%	60,991	2.7%
Commercial and five or more family residential properties	841,885	38.0%	852,139	37.3%
Total real estate	899,165	40.5%	913,130	40.0%
Real estate construction:
One-to-four family residential	236,512	10.7%	269,115	11.8%
Commercial and five or more family residential properties	97,297	4.4%	165,490	7.2%
Total real estate construction	333,809	15.1%	434,605	19.0%
Consumer	206,561	9.4%	176,559	7.8%
Subtotal	2,219,985	100.2%	2,286,659	100.2%
Less: Deferred loan fees	(3,852)	-0.2%	(3,931)	-0.2%
Total loans	$2,216,133	100.0%	$2,282,728	100.0%
Loans Held for Sale	$2,890		$4,482

Total loans were $66.6 million, or 3% less than, year-end 2007.  The reduction in total loans was driven primarily by decreases in real estate construction related loans.  During the period, the Company’s exposure to such loans has been reduced through a combination of loan payoffs and paydowns as well as loan charge-offs.  In addition, commercial real estate construction loan totals were reduced through conversion to permanent loans.  These reductions are a reflection of management’s strategy to shrink the loan portfolio in these loan categories.  Consumer loans rose $30 million, or 17%, from year-end 2007.  Home equity lines of credit were the primary driver of consumer loan growth.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

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

At September 30, 2008, total nonperforming assets were $78.2 million, net of charge-offs of $16.4 million during the third quarter 2008, compared to $14.6 million at December 31, 2007 and $72.3 million at June 30, 2008.  The percent of non-performing assets to period-end assets at September 30, 2008 was 2.52% compared to 0.46% for December 31, 2007 and 2.28% at June 30, 2008.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

	September 30,	December 31,
(in thousands)	2008	2007
Nonaccrual:
Commercial business	$2,845	$2,170
Real estate:
One-to-four family residential	-	204
Commercial and five or more family residential real estate	4,381	1,112
Total real estate	4,381	1,316
Real estate construction:
One-to-four family residential	51,658	6,005
Commercial and five or more family residential real estate	15,788	3,676
Total real estate construction	67,446	9,681
Consumer	1,492	838
Total nonaccrual loans	76,164	14,005
Restructured:
Commercial business	746	456
Total nonperforming loans	76,910	14,461
Other real estate owned	1,288	181
Other personal property owned	-	-
Total nonperforming assets	$78,198	$14,642

The increase in non-accruals is centered in our real estate construction portfolios, both one-to-four family residential (“for-sale housing”) and commercial real estate, primarily comprised of condominium developments.  During the quarter, the for-sale housing portfolio, which currently totals $237 million, had a net increase in non-accrual loans of approximately $4 million, bringing the total to about $51 million.

In our commercial real estate portfolio, which is approximately $842 million as of September 30, 2008, we experienced an increase of $1.8 million in non-accrual loans.  This segment represents a little over $4.3 million of the non-accruals as of September 30, 2008.

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

Allowance for Loan and Lease Losses

At September 30, 2008, our allowance for loan and lease losses (“ALLL”) was $35.8 million, or 1.62% of total loans (excluding loans held for sale) and 47% of nonperforming loans and 46% of nonperforming assets. This compares with an allowance of $26.6 million, or 1.17% of the total loan portfolio (excluding loans held for sale), 184% of nonperforming loans and 182% of nonperforming assets at December 31, 2007.

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

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a component of other liabilities on our consolidated balance sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. At September 30, 2008 and December 31, 2007, our allowance for unfunded loan commitments and letters of credit was $459,000 and $349,000, respectively.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Beginning balance	$41,724	$21,339	$26,599	$20,182
Balance established through acquisition	-	3,192	-	3,192
Charge-offs:
Residential, construction, land & acquisitions	(14,598)	-	(15,285)	-
Commercial business	(652)	(459)	(1,011)	(653)
Commercial real estate	(946)	-	(1,451)	-
Private banking	-	-	(24)	-
Consumer	(285)	(69)	(1,613)	(201)
Total charge-offs	(16,481)	(528)	(19,384)	(854)
Recoveries
Residential construction, land & acquisitions	-	-	16	-
Commercial business	23	77	127	485
Commercial real estate:	-	-	303	12
Private banking	3	-	54	-
Consumer	45	69	173	165
Total recoveries	71	146	673	662
Net charge-offs	(16,410)	(382)	(18,711)	(192)
Provision charged to expense	10,500	1,231	27,926	2,198
Ending balance	$35,814	$25,380	$35,814	$25,380
Total loans, net at end of period (1)	$2,216,133	$2,212,751	$2,216,133	$2,212,751
Allowance for loan and lease losses to total loans	1.62%	1.15%	1.62%	1.15%

(1) Excludes loans held for sale

During the third quarter of 2008, the Company had net loan charge-offs of $16.4 million, compared to $382,000 in the same period of 2007. For the first nine months of 2008, the Company had net loan charge-offs of $18.7 million, compared to $192,000 during the same period of 2007.

Securities

All of our securities are classified as available for sale and carried at fair value. These securities are used by management as part of our asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.  During the first nine months of 2008, we recorded a gain on sale of investment securities of $882,000.  The gain resulted from the execution of a strategy to extend the weighted average life of approximately $50 million of the investment portfolio.

On September 7, 2008 the U.S. Department of Treasury (“Treasury”) and Federal Housing Finance Agency (“FHFA”) announced a plan to place the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) into conservatorship.  Under the plan, the Treasury and the FHFA will purchase senior preferred stock as needed to ensure each company maintains a positive net worth.  Common and preferred dividends will be suspended and preferred stock claims will be maintained ahead of common stock but behind the senior preferred stock held by the Treasury and FHFA.

The Company holds 400,000 shares of Series Z preferred stock issued by Freddie Mac and 400,000 shares of Series S preferred stock issued by Fannie Mae.  Such securities are held in the Company’s available-for-sale investment securities portfolio and, as such, declines in fair value below cost are subject to a potential other than temporary impairment charge to earnings under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company’s cost for such securities was $20 million.  The estimated fair market value of such securities declined from $20 million at June 30, 2008 to $1.5 million during the third quarter.

In light of the actions taken by Treasury and FHFA and the accompanying significant decline in the fair value of these securities below cost, the Company has deemed the impairment to be other than temporary and, accordingly, recognized a pre-tax charge to earnings in the third quarter totaling $18.5 million.

At September 30, 2008, the market value of securities available for sale had an unrealized gain, net of tax, of $424,000 compared to an unrealized gain, net of tax, of $1.7 million at December 31, 2007.  The change in market value of securities available for sale is due primarily to fluctuations in interest rates.  In addition, during the first quarter of 2008, the Company sold certain securities, as described above, which had an unrealized gain, net of tax, of approximately $126,000 at December 31, 2007.  The Company does not consider these remaining investment securities to be other than temporarily impaired.  If in the future, however, the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value and the amount of the write-down will be included in earnings as a realized loss.

The following table sets forth our securities available for sale portfolio by type for the dates indicated:

	September 30,	December 31,
(in thousands)	2008	2007
U.S. government-sponsored enterprise preferred stock	$1,512	$-
U.S. government-sponsored enterprise	-	61,300
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	346,658	303,742
State and municipal securities	187,167	193,965
Other securities	940	2,359
Total	$536,277	$561,366

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) decreased $51.6 million, or 3%, since year-end 2007 while certificates of deposit greater than $100,000 decreased $95.3 million, or 22%, from year-end 2007.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At September 30, 2008 brokered and other wholesale deposits (excluding public deposits) totaled $77.5 million, or 3% of total deposits, compared to $72.8 million, or 3% of total deposits, at year-end 2007. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2008		December 31, 2007		September 30, 2007
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$498,815	21.2%	$468,237	18.7%	$474,600	19.2%
Interest bearing demand	437,769	18.6%	478,596	19.2%	451,282	18.2%
Money market	582,040	24.7%	609,502	24.4%	593,301	24.0%
Savings	121,845	5.2%	115,324	4.6%	118,347	4.8%
Certificates of deposit less than $100,000	304,310	12.9%	324,734	13.0%	325,739	13.1%
Total core deposits	1,944,779	82.6%	1,996,393	79.9%	1,963,269	79.2%
Certificates of deposit greater than $100,000	333,579	14.2%	428,885	17.2%	453,284	18.3%
Wholesale certificates of deposit (CDARS®)	15,233	0.6%	762	0.0%	760	0.0%
Wholesale certificates of deposit	62,230	2.6%	72,021	2.9%	60,481	2.4%
Total deposits	$2,355,821	100.0%	$2,498,061	100.0%	$2,477,794	100.0%

Borrowings

We rely on FHLB advances as another source of both short and long-term borrowings. FHLB advances are secured by one-to-four family real estate mortgages and certain other assets. At September 30, 2008, we had FHLB advances of $301 million, compared to advances of $257.7 million at December 31, 2007.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2008, we had repurchase agreements of $25.0 million compared to $0 at December 31, 2007. Management anticipates that we will continue to rely on both FHLB advances and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 6.38% at September 30, 2008. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.  Through recent acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 6.54% at September 30, 2008.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.6 million at September 30, 2008 and $25.5 million at December 31, 2007. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. The outstanding balance on the line of credit was $20.0 million at September 30, 2008 and $5.0 million at December 31, 2007. The line matures on June 30, 2009 and, if not renewed, any principle balance outstanding is due at maturity.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2008, we had commitments to extend credit of $729.7 million compared to $857.6 million at December 31, 2007.

Capital Resources

Shareholders’ equity at September 30, 2008 was $336.4 million, down $5.3 million, or 1.5% from $341.7 million at December 31, 2007. The decrease is due primarily to cash dividends paid of $9.2 million and offset by net income of $4.2 million for the first nine months of 2008.  Shareholders’ equity was 10.8% of total period-end assets at September 30, 2008 and December 31, 2007.

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

The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2008 and December 31, 2007.

	Company		Columbia Bank		Requirements
	9/30/2008	12/31/2007	9/30/2008	12/31/2007	Adequately capitalized	Well-Capitalized
Total risk-based capital ratio	11.24%	10.90%	11.14%	10.49%	8%	10%
Tier 1 risk-based capital ratio	9.99%	9.87%	9.89%	9.47%	4%	6%
Leverage ratio	8.52%	8.54%	8.45%	8.23%	4%	5%

Application for U.S. Treasury Capital Purchase Program

Subsequent to quarter-end, the Company received preliminary approval from the U.S. Department of Treasury to receive additional capital by participating in the Treasury Department’s Capital Purchase Program.  As a participant in the program, Columbia could issue to the U.S. Treasury up to $76.9 million in senior preferred shares and related warrants.  Receipt of the funding is subject to Columbia’s acceptance of the terms of the agreement, satisfaction of closing conditions and registration with the Securities and Exchange Commission.

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2008 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which was repurchased in the period covered by this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2008, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2007. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2007 Annual Report on Form 10-K.

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

We cannot predict the effect of the national economic situation on our future results of operations or stock trading price.

The national economy, and the financial services sector in particular, is currently facing challenges of a scope unprecedented in recent history.  No one can predict the severity or duration of this downturn.  We cannot predict whether, or the extent to which, the more severe regional and local economic downturns that have affected other areas of the country may also occur to the same degree in the markets we serve.  Any such further deterioration in our markets could have an adverse effect on our business, financial condition, results of operations and prospects, as discussed in the following risk factors, and could also cause the trading price of our stock to decline.

We cannot predict the effect of the recently enacted federal rescue plan.

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions and increasing the amount of account insurance coverage from $100,000 to $250,000.  Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions.  The full effect of this wide-ranging legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

Our ability to access markets for funding and acquire and retain customers could be adversely affected to the extent the financial services industry’s reputation is damaged.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry's image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.

We have a high concentration of loans secured by real estate.

We have a high concentration of loans secured by real estate.  While the concentration is spread amongst varying types of commercial real estate loans, with permanent commercial real estate loans being the largest exposure, our construction and land development loans currently carry a higher degree of risk, and a continued downturn in the real estate market, for any reason, will hurt our business and prospects.  In particular, we could be exposed to additional risk of losses from real estate related loans.  Business activities and credit exposure are concentrated in loans secured by real estate.  A further downturn in the economies or real estate values in the markets we serve could have a material adverse effect on borrowers’ ability to repay their loans, as well as the value of the real property held as collateral securing such loans.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our loan portfolio mix could result in increased credit risk in an economic downturn.

Our loan portfolio, is concentrated in permanent commercial real estate loans, commercial business and real estate construction loans, including acquisition and development loans related to the for sale housing industry.  These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans.  These types of loans also typically are larger than residential real estate loans and other commercial loans.  Because our loan portfolio contains a significant number of commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans.  An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on the results of operations and financial condition.

Changes in economic conditions, in particular a further economic slowdown in Washington and/or Oregon, could hurt the banking business generally.

Our business is directly affected by factors such as economic, market and political conditions in our service areas, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control.  We have experienced recent declines in economic indicators and real estate values in several of the markets we serve.  A further deterioration in economic conditions in Washington and/or Oregon could result in the following consequences, any of which could have an adverse impact on our prospects, results of operations and financial condition:
•	loan delinquencies may increase further;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	demand for banking products and services may decline; and

•	low cost or non-interest bearing deposits may decrease.

Our Allowance for Loan and Lease Losses (ALLL) may not be adequate to cover actual loan losses, which could adversely affect earnings.

We maintain an ALLL in an amount that we believe is adequate to provide for losses inherent in our loan and lease portfolio.  While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that will result in losses that have not been identified as non-performing or potential problem loans.  In the quarter ended September 30, 2008, non-performing loans as a percentage of total loans increased to 3.47%, up from 0.63% for the year ended December 31, 2007.  We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified.  As a result, future significant increases to the ALLL may be necessary.  Additionally, future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our ALLL.  These regulatory agencies may require us to increase the ALLL which could have a negative effect on our financial condition and results of operation.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.  We cannot provide assurance that we can minimize interest rate risk.  In addition, interest rates also affect the amount of money we can lend.  When interest rates rise, the cost of borrowing also increases.  Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects.

A continued tightening of the credit market may make it difficult to obtain available money to fund loan growth, which could adversely affect our earnings.

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect asset growth and, therefore, earnings capability.  In addition to any deposit growth, maturity of investment securities and loan payments, we also rely on alternative funding sources through correspondent banking and a borrowing line with the FHLB of Seattle and the Federal Reserve Bank to fund loans.  In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, which would limit the funds available to us.

We may grow through future acquisitions, which could, in some circumstances, adversely affect our profitability measures.

We may engage in selected acquisitions of financial institutions in the future.  There are risks associated with our acquisition strategy that could adversely impact our profitability.  These risks include, among others, incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into our company, and being unable to profitably deploy funds acquired in an acquisition.  Furthermore, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions.

We anticipate issuing capital stock in connection with additional acquisitions.  These acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.  We do not currently have any definitive understandings or agreements for any acquisitions that involve the issuance of our capital stock.  However, we may continue to expand through acquisitions in the future.

Competition in our market areas may limit our future success.

Commercial banking is a highly competitive business.  We compete with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in our market areas.  We are subject to substantial competition for loans and deposits from other financial institutions.  Some of our competitors are not subject to the same degree of regulation and restriction as we are.  Some of our competitors have greater financial resources than we do.  If we are unable to effectively compete in our market areas, our business, results of operations and prospects could be adversely affected.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009 to double what we originally paid.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.  Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund.

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

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

COLUMBIA BANKING SYSTEM, INC.

Date: November 7, 2008	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2008	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)