Form 10-K
period 2008-12-31
COLUMBIA BANKING SYSTEM INC
filed 2009-02-27
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20288

COLUMBIA BANKING SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1422237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 “A” Street
Tacoma, Washington 98402
(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, Including Area Code: (253) 305-1900

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer", "accelerated filer” and  "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):
    ☐  Large Accelerated Filer                          ☒  Accelerated Filer     ☐  Non-accelerated Filer        ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2008 was $337,951,416 based on the closing sale price of the Common Stock on that date.

The number of shares of registrant’s Common Stock outstanding at January 31, 2009 was 18,173,527.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2009 Annual Meeting Proxy Statement Dated March 23, 2009.	Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus, and any prospectus supplement, including information included or incorporated by reference, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning.  These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this prospectus, any accompanying prospectus supplement or the documents incorporated by reference, including the “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our reports and other documents filed with the SEC:

	the risks associated with lending and potential adverse changes in credit quality;

	increased delinquency rates;

	competition from other financial services companies in our markets;


the risks presented by a continuing economic slowdown, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations;

	demand for banking products and services may decline;

	legislative or regulatory changes that adversely affect our business or our ability to complete prospective future acquisitions;

	the risks presented by a continued economic slowdown and the public stock market volatility, which could adversely affect our stock value and our ability to raise capital in the future; and

	our success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Risk Factors” above, in our prospectus supplement and in our reports filed with the SEC.  We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date hereof. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

Columbia Banking System, Inc. (referred to in this report as “we,” “our,” and “the Company”) is a registered bank holding company whose wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank”) also does business as Bank of Astoria and Mt. Rainier Bank and conducts full-service commercial banking business in the states of Washington and Oregon. Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals.

The Company was originally organized in 1988 under the name First Federal Corporation, which was later named Columbia Savings Bank.  In 1990, an investor group acquired a controlling interest in the Company and a second corporation, Columbia National Bankshares, Inc. ("CNBI"), and CNBI's sole banking subsidiary, Columbia National Bank.  In 1993, the Company was reorganized to take advantage of commercial banking business opportunities in our principal market area.  The opportunities to capture commercial banking market share were due to increased consolidation of banks, primarily through acquisitions by out-of-state holding companies, which created dislocation of customers.  As part of the reorganization, CNBI was merged into the Company and Columbia National Bank was merged into the then newly chartered Columbia Bank.  In 1994, Columbia Savings Bank was merged into Columbia Bank.  We have grown from four branch offices at January 1, 1993 to 53 branch offices at December 31, 2008.

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

On October 1, 2004, the Company completed its acquisition of Bank of Astoria, an Oregon state-chartered commercial bank headquartered in Astoria, Oregon.  Astoria’s results of operations are included in our results beginning October 1, 2004.  Astoria operated as a separate banking subsidiary of the Company until April 1, 2008, when it was merged into the Columbia Bank banking subsidiary.  This change in internal organizational structure altered the composition of the Company’s reportable segments; accordingly, segment results for the Bank of Astoria are now included within the Retail Banking segment.  Prior period segment reporting has been restated to reflect this change.

Columbia Bank has 53 branch locations in the Seattle/Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington State, as well as the Longview and Woodland communities in southwestern Washington State, the Portland, Oregon metropolitan area, and the northern Oregon coast. Included in those 53 branch locations are six branches doing business as Bank of Astoria along the northern coast of Oregon and five branches doing business as Mt. Rainier Bank, in King and Pierce counties in Washington State.  Subsequent to year-end, the operations of one branch in each of King, Pierce and Clackamas counties were consolidated into other branches in the same regions.  Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Company Management

Name	Principal Position
Melanie J. Dressel	President & Chief Executive Officer
Andrew McDonald	Executive Vice President & Chief Credit Officer
Mark W. Nelson	Executive Vice President & Chief Operating Officer
Kent L Roberts	Executive Vice President & Human Resources Director
Gary R. Schminkey	Executive Vice President & Chief Financial Officer

Financial Information about Segments

The Company is managed along two major lines of business within the Columbia Bank banking subsidiary: commercial banking and retail banking.  The treasury function of the Company, although not considered a line of business, is responsible for the management of investments and interest rate risk.  Financial information about segments that conform to accounting principles generally accepted in the United States is presented in Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Business Overview

Our goal is to be the leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized in all markets we serve as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households.

We have established a network of 53 branches as of December 31, 2008 from which we intend to grow market share. Western Washington locations consist of twenty-four branches in Pierce County, twelve in King County, two in Cowlitz County, two in Thurston County and one each in Kitsap and Whatcom Counties. Oregon locations include three branches in Clackamas County, two branches in Multnomah County,  four branches in Clatsop County and two in Tillamook County.

In order to fund our lending activities and to allow for increased contact with customers, we utilize a branch system to better serve both retail and business depositors. We believe this approach will enable us to expand lending activities while attracting a stable core deposit base. In order to support our strategy of market penetration and increased profitability while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network.

Business Strategy

Our business strategy is to provide our customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining balanced loan and deposit portfolios, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. We believe that as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of deposits, loans, and other financial services in the communities we serve. We intend to increase our market share by continuing to leverage our existing branch network, as well as adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

Products & Services

We place the highest priority on customer service and assist our customers in making informed decisions when selecting from the products and services we offer. We continuously review our product and service offerings to ensure that we provide our customers with the tools to meet their financial needs. A more complete listing of all the services and products available to our customers can be found on our website: www.columbiabank.com. Some of the core products and services we offer include:

Personal Banking	Business Banking
•Checking and Saving Accounts	•Checking & Saving Accounts
•Online Banking	•Online Banking
•Electronic Bill Pay	•Electronic Bill Pay
•Consumer Lending	•Remote Deposit Capture
•Residential Lending	•Cash Management
•Visa Card Services	•Commercial & Industrial Lending
•Investment Services	•Real Estate and Real Estate Construction Lending
•Private Banking	•Equipment Finance
•Small Business Services
•Visa Card Services
•Investment Services
•International Banking
•Merchant Card Services

 Personal Banking: We offer our personal banking customers an assortment of account products including non-interest and interest bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Our online banking service,

Columbia Online™, provides our personal banking customers with the ability to safely and securely conduct their banking business 24 hours a day, 7 days a week. Personal banking customers are also provided with a variety of borrowing products including fixed and variable rate home equity loans and lines of credit, home mortgages for purchases and refinances, personal loans, and other consumer loans. Eligible personal banking customers with checking accounts are provided a VISA® Check Card which can be used both to make purchases and as an ATM card. A variety of Visa® Credit Cards are also available to eligible personal banking customers.

Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and cash management services, credit services, and wealth management strategies. Each private banker provides advisory services and coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.

Through CB Financial Services(1), personal banking customers are provided with a full range of investment options including mutual funds, stocks, bonds, retirement accounts, annuities, tax-favored investments, US Government securities as well as long-term care and life insurance policies. Qualified investment professionals are available to provide advisory services(2) and assist customers with retirement, education and other financial planning activities.

Business Banking: We offer our business banking customers an assortment of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. Our Cash Management professionals are available to customize banking solutions with products such as automatic investment and line of credit sweeps; dailyDEPOSIT, our remote deposit product to deposit checks without leaving their place of business; positive pay, to identify fraudulent account activity quickly; and two choices of online banking, Columbia OnLine Business Banking and Streamlined Business Banking. Columbia OnLine Business Banking provides customers with the ability to tailor user access by individual, view balances and transactions, see check images, transfer funds, place stop payments, pay bills electronically, export transaction history in multiple file formats, create wire transfers and originate ACH transactions, such as direct deposit of employees’ payroll. Streamlined Business Banking is our free online solution intended for smaller businesses, or those just starting out. Streamlined Business Banking provides customers with the ability to view balances and transactions, see statements and check images, transfer funds, pay bills electronically and export transaction history in multiple file formats.

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

We offer our business banking customers a selection of Visa® Cards including the Business Check Card that works like a check wherever VISA® is accepted including ATM cash withdrawals 24 hours a day, 7 days a week. We partner with First National Bank of Omaha to offer Visa® Credit Cards such as the Corporate Card which can be used all over the world; the Purchasing Card with established purchasing capabilities based on your business needs; as well as the Business Edition® and Business Edition Plus® that earns reward points with every purchase.  Our International Banking Department provides both large and small businesses with the ability to buy and sell foreign currencies as well as obtain letters of credit and wire funds to their customers and suppliers in foreign countries.

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

Through CB Financial Services(1), customers are provided with an array of investment options and all the tools and resources necessary to assist them in reaching their investment goals. Some of the investment solutions available to customers include 401(k), Simple IRA, Simple Employee Pensions, Buy-Sell Agreements, Key-Man Insurance, Business Succession Planning and personal investments.

Competition

Our industry is highly competitive. Several other financial institutions with greater resources compete for banking business in our market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to experience competition from non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for deposits, loans, and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level with faster transaction turnaround time.

Market Areas

Washington: Over half of our total branches within Washington are located in Pierce County, with an estimated population of 805,000 residents. At June 30, 2008 our Pierce County branch locations’ share of the county’s total deposit market was 17%(3), ranking first amongst our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma whose activities represent more than 43,000 jobs, McChord Air Force Base and Fort Lewis Army Base that account for nearly 20% of the County’s total employment and the manufacturing industry which supplies the Boeing Company.

We operate twelve branch locations in King County, including Seattle, Bellevue and Redmond.  King County, which is Washington’s most highly populated county at approximately 1.9 million residents, is a market that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At June 30, 2008 our share of the King County deposit market was less than 1%(3); however, we have made significant inroads within this market through the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County with its close proximity to Pierce County is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.

Some other market areas served by the Company include Cowlitz County where we operate two branch locations that account for 10%(3) of the deposit market share, Thurston County where we operate two branches offices, and Kitsap and Whatcom County where we operate one branch in each county.

(1)
Securities and insurance products are offered by Primevest Financial Services, Inc., an independent, registered broker/dealer.  Member FINRA/SIPC.  Investment products are * Not FDIC insured * May lose value * Not bank guaranteed * Not a deposit * Not insured by any federal government agency.

(3)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2008.

Oregon: With the acquisition of Town Center Bancorp in July, 2007, we added five branches in Clackamas and Multnomah counties in the Portland, Oregon area.  Our six branches located in the western portions of Clatsop and Tillamook Counties, in the northern Oregon coastal area account for 33%(3) and 7%(3) of the deposit market share, respectively. In Clatsop County, we ranked first amongst our competition in market share as of June 30, 2008. Oregon market areas provide a significant opportunity for expansion in the future. Both Clatsop and Tillamook Counties are comprised primarily of tourism, forestry and commercial fishing related businesses.

Employees

As of December 31, 2008 the Company and its banking subsidiaries employed approximately 735 full time equivalent employees down from 775 at December 31, 2007. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits.  Our continued commitment to employees contributed to Columbia Bank being named one of the 2008 Best Workplaces in Washington by the Puget Sound Business Journal and selected as one of Washington’s 100 Best Workplaces by Washington CEO Magazine.

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

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the names Columbia State Bank and Mt. Rainier Bank in Washington, and Bank of Astoria in Oregon (collectively, referred to herein as “Columbia Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

(3)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2008.

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

Federal and State Regulation of Columbia State Bank

General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington and Oregon, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. With respect to branches of Columbia Bank in Oregon, the Bank is also subject to supervision and regulation by, respectively, the Oregon Department of Consumer and Business Services, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

State Assessments. Washington state banks that hold public funds are considered public depositaries and are subject to pro rata assessments for the loss of public deposits held at a failed Washington bank that exceed federal deposit insurance limits. Due to the current economic climate it is anticipated that there will be bank failures nationwide, and we may face increased costs if a Washington state public depositary bank fails and we are assessed for such net losses.

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

Dividends

The principal source of the Company’s cash is from dividends received from its subsidiary banks, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency.

In addition to the foregoing regulatory restrictions, we are and may in the future become subject to contractual restrictions that would limit or prohibit us from paying dividends on our common stock, including those contained in the securities purchase agreement between us and the Treasury, as described in more detail below.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008

        In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts.

The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2009. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

                  The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institutions’ risk beginning in the second quarter of 2009 and thereafter.

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

Capital Purchase Program

Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company applied for and received approximately $76 million in the CPP. As a result, the Company is subject to the restrictions described below. The Treasury made an equity investment in the Company through its purchase of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”).  The description of the Preferred Stock set forth below is qualified in its entirety by the actual terms of the Preferred Stock, as are stated in the Certificate of Designation for the Preferred Stock, a copy of which was attached as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 21, 2008 and incorporated by reference.

            General. The Preferred Stock constitutes a single series of our preferred stock, consisting of 76,898 shares, no par value per share, having a liquidation preference amount of $1,000 per share.  The Preferred Stock has no maturity date.  We issued the shares of Preferred Stock to Treasury on November 21, 2008 in connection with the CPP for a purchase price of $76,898,000.

    Dividend Rate. Dividends on the Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by our Board of Directors out of legally available funds, on a cumulative basis on the $1,000 per share liquidation preference amount plus the amount of accrued and unpaid dividends for any prior dividend periods, at a rate of (i) 5% per annum, from the original issuance date to the fifth anniversary of the issuance date, and (ii) 9% per annum, thereafter.

    Dividends on the Preferred Stock will be cumulative.  If for any reason our Board of Directors does not declare a dividend on the Preferred Stock for a particular dividend period, or if our Board of Directors declares less than a full dividend, we will remain obligated to pay the unpaid portion of the dividend for that period and the unpaid dividend will compound on each subsequent dividend date (meaning that dividends for future dividend periods will accrue on any unpaid dividend amounts for prior dividend periods).

    Priority of Dividends.  Until the earlier of the third anniversary of Treasury’s investment or our redemption or the Treasury’s transfer of the Preferred Stock to an unaffiliated third party, we may not declare or pay a dividend or other distribution on our common stock that exceeds $.07 per share (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock, including trust preferred securities.

    Liquidation Rights.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Preferred Stock will be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds available for distribution to our shareholders, subject to any rights of our creditors, before any distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other class or series of our stock ranking junior to the Preferred Stock, payment of an amount equal to the sum of (i) the $1,000 liquidation preference amount per share and (ii) the amount of any accrued and unpaid dividends on the Preferred Stock (including dividends accrued on any unpaid dividends).  To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Preferred Stock and the holders of any other class or series of our stock ranking equally with the Preferred Stock, the holders of the Preferred Stock and such other stock will share ratably in the distribution. For purposes of the liquidation rights of the Preferred Stock, neither a merger nor consolidation of the Company with another entity nor a sale, lease or exchange of all or substantially all of the Company’s assets will constitute a liquidation, dissolution or winding up of the affairs of the Company.

The Securities Purchase Agreement also includes a provision that allows the Treasury to unilaterally amend the CPP transaction documents to comply with federal statutes.

Executive Compensation Restrictions under the CPP.

Entities that participate in the CPP, must comply with certain limits on executive compensation and various reporting requirements. These restrictions apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. These restrictions include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (3) prohibiting the financial institution from making any payment which would be deemed to be “golden parachute” based on the Internal Revenue Code provision, to a senior executive; and (4) restricting deductions for tax purposes for executive compensation in excess of $500,000 for each such senior executive. The CEO and board compensation committee must certify annually that the institution and the board compensation committee have complied with such standards.  In addition, the CEO and the board compensation committee must certify, within 120 days of receiving financial assistance, that the compensation committee has reviewed the senior executives' incentive compensation arrangements with the senior risk officers to ensure that these arrangements do not encourage senior executives to take unnecessary and excessive risks that could threaten the value of the financial institution.

Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components--the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

Proposed Legislation

As indicated by Treasury as of early 2009, additional legislation to be promulgated under the EESA is pending, which among other things is expected to inject more capital from Treasury into financial institutions through the Capital Assistance Program, establish a public-private investment fund for the purchase of troubled assets, and expand the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis and a new administration in the White House, it is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Other Relevant Legislation

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

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history.  No one can predict the severity or duration of this national downturn, which has adversely impacted the markets we serve.  Any further deterioration in our markets would have an adverse effect on our business, financial condition and results of operations.

    We cannot predict the effect of recently and pending federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets.  As indicated by the Treasury as of early 2009, additional related legislation is pending, which among other things is expected to inject more capital from the Treasury into financial institutions through the Capital Assistance Program, establish a public-private investment fund for the purchase of troubled assets, and expand the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

The full effect of the broad legislation already enacted and related legislation expected to be enacted in the near future on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot be predicted.

Our ability to access markets for funding and acquire and retain customers could be adversely affected to the extent the financial services industry’s reputation is damaged.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry's image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.

    We have a concentration of loans secured by real estate.

    The Company has a concentration of loans secured by real estate.  The effects of the economic downturn are now significantly impacting our market area.  Further downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio, as the collateral securing those loans may decrease in value.  A continued downturn in the economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

    Our loan portfolio mix could result in increased credit risk in a prolonged economic downturn.

    Our loan portfolio, is concentrated in permanent commercial real estate loans, commercial business and real estate construction loans, including acquisition and development loans related to the for sale housing industry.  These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  These types of loans typically are larger than residential real estate loans and other commercial loans.  Because our loan portfolio contains a significant number of commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a considerable increase in our non-performing loans.  An increase in non-performing loans could result in a loss of earnings, an increase in the provision for loan losses, or an increase in loan charge-offs, all of which could have an adverse impact on our results of operations and financial condition.

    The current economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio.

    The inability of borrowers to repay loans can erode our earnings.  Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economy of these market areas could impact us adversely.  Recently, a series of large Puget Sound-based companies have announced or commenced implementation of substantial employee layoffs and scaled back plans for future growth.  A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact on our prospects, results of operations and financial condition:
•	loan delinquencies may increase further;

•	collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write down through earnings to fair value thereby reducing equity;

•	demand for banking products and services may decline

•	low cost or non-interest bearing deposits may decrease; and

•	substantial increase in office space availability in downtown Seattle.

    Our allowance for loan and lease losses (“ALLL”) may not be adequate to cover actual loan losses, which could adversely affect earnings.

    Future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our ALLL.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be difference from ours.  Increases in the ALLL or charge-offs could have a negative effect on our financial condition and results of operation.

    Fluctuating interest rates can adversely affect our profitability.

    Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, profitability.

    If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

    Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in an impairment and write-downs, which could be material.

    A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

    A continued tightening of the credit market and the inability to obtain or retain adequate liquidity to fund continued loan growth may negatively affect our asset growth and, therefore, our earnings capability.  In addition to deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, wholesale certificates of deposit and borrowing lines with the Federal Reserve Bank and FHLB of Seattle to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

We may grow through future acquisitions which could, in some circumstances, adversely affect our profitability measures.

    We have in recent years acquired other financial institutions.  We may in the future engage in selected acquisitions of additional financial institutions.  There are risks associated with any such acquisitions that could adversely affect our profitability.  These risks include, among other things, assessing the asset quality of a financial institution being acquired, encountering greater than anticipated cost of incorporating acquired businesses into our operations, and being unable to profitably deploy funds acquired in an acquisition.

    We may issue additional equity in connection with any future acquisitions.  Such acquisitions and related issuances of equity may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

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

    The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and we may separately incur state statutory assessments in the future.

    Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

    On February 27, 2009 the FDIC issued a press release announcing their intent to levy a special Deposit Insurance Fund assessment of 20 basis points on insured institutions. The proposed assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009. Based upon the Company’s December 31, 2008 deposits subject to FDIC insurance assessments, if enacted, the special assessment will be approximately $4.7 million.

    Further, under Washington state laws, the Company may incur additional costs if one or more Washington state banks that hold public deposits fail, since, as a public depositary, we are subject to Washington statutory pro-rata assessments to cover any net losses in public deposits not otherwise covered by federal deposit insurance or other means.

    We operate in a highly regulated environment and may be adversely affected by changes in federal state and local laws and regulations.

    We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers recently have been utilized more frequently due to the current economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Locations

The Company’s principal Columbia Bank properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, in Pierce County, where we occupy 62 thousand square feet of office space, 4 thousand square feet of commercial lending space and 750 square feet of branch space under various operating lease agreements, an operations facility in Lakewood, Washington, where we own 58 thousand square feet of office space and an office facility in Tacoma, Washington, that includes a branch where we occupy 26 thousand square feet under various operating lease agreements.

In Pierce County we conduct business in twenty additional branch locations, fourteen of which are owned and six of which are leased under various operating lease agreements. In King County we conduct business in nine branch locations, six of which are owned and three of which are leased. In Kitsap, Thurston, Cowlitz and Whatcom counties we conduct business in six branch locations, five of which are owned and one that is leased under various operating lease agreements.  In addition, Columbia Bank, dba Mt. Rainier Bank, conducts business in five branch locations in King and Pierce counties.  In the Portland metropolitan area, Columbia Bank conducts business in five branch locations in Clackamas and Multnomah counties.  Finally, Columbia Bank, dba Bank of Astoria, conducts business in six branch locations in Clatsop and Tillamook counties, of which all are owned.

During 2008 we consolidated three branches due to overlapping service areas while expanding our geographic footprint along the Oregon coast with the addition of a new branch in Tillamook.  During 2009 we intend to continue to evaluate additional opportunities for branch consolidations.

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

Quarterly Common Stock Prices and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”.  Quarterly high and low closing prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividend
2008	High	Low	Declared
First quarter	$29.90	$21.07	$0.17
Second quarter	$29.57	$19.31	0.17
Third quarter	$29.00	$8.50	0.17
Fourth quarter	$18.49	$7.64	0.07
For the year	$29.90	$7.64	$0.58

			Cash Dividend
2007	High	Low	Declared
First quarter	$35.96	$32.36	$0.15
Second quarter	$34.18	$28.35	0.17
Third quarter	$33.41	$24.71	0.17
Fourth quarter	$34.00	$27.19	0.17
For the year	$35.96	$24.71	$0.66

 On December 31, 2008, the last sale price for our stock in the over-the-counter market was $11.93. At January 31, 2009, the number of shareholders of record was 2,284. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

At December 31, 2008, a total of 201,981 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Our ability to pay future cash dividends is subject to the provisions contained in the agreement that governs our participation in the CPP.  Specifically, the Company may not declare a dividend that exceeds $0.07 per common share until the earlier of the third anniversary of Treasury’s investment or our redemption or the transfer of our Preferred Stock to a third party along with other regulatory requirements and restrictions which are discussed in the Supervision and Regulation section in “Item 1. Business” of this report.

Equity Compensation Plan Information
	Year Ended December 31, 2008
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	201,981	$16.49	116,752
Equity compensation plans not approved by security holders	- -	- -	- -

(1)	Consists of shares that are subject to outstanding options.
(2)
Includes 87,611shares available for future issuance under the stock option and equity compensation plan and 29,141 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2008.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2003, and that all dividends were reinvested.

	Period Ending December 31,
Index	2003	2004	2005	2006	2007	2008
Columbia Banking System, Inc.	100.00	122.54	142.13	177.95	154.04	63.61
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
Columbia Peer Group	100.00	130.01	140.31	163.99	115.95	67.67

Source:  SNL Financial LC, Charlottesville, VA

ITEM 6.             SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2008	2007	2006	2005	2004
For the Year	(dollars in thousands except per share)
Total revenue	$134,363	$136,568	$122,435	$115,698	$94,187
Net interest income	$119,513	$108,820	$97,763	$90,912	$71,943
Provision for loan and lease losses	$41,176	$3,605	$2,065	$1,520	$995
Noninterest income	$14,850	$27,748	$24,672	$24,786	$22,244
Noninterest expense	$92,125	$88,829	$76,134	$72,855	$61,326
Net income	$5,968	$32,381	$32,103	$29,631	$22,513
Per Common Share
Net Income (Basic)	$0.31	$1.93	$2.01	$1.89	$1.55
Net Income (Diluted)	$0.31	$1.91	$1.99	$1.87	$1.52
Book Value	$18.82	$19.03	$15.71	$14.29	$13.03
Averages
Total Assets	$3,134,054	$2,837,162	$2,473,404	$2,290,746	$1,919,134
Interest-earning assets	$2,851,555	$2,599,379	$2,265,393	$2,102,513	$1,769,470
Loans	$2,264,486	$1,990,622	$1,629,616	$1,494,567	$1,186,506
Securities	$565,299	$581,122	$623,631	$605,395	$552,742
Deposits	$2,382,484	$2,242,134	$1,976,448	$1,923,778	$1,690,513
Core deposits	$1,911,897	$1,887,391	$1,664,247	$1,689,270	$1,502,843
Shareholders' equity	$354,387	$289,297	$237,843	$214,612	$169,414
Financial Ratios
Net interest margin	4.38%	4.35%	4.49%	4.44%	4.19%
Return on average assets	0.19%	1.14%	1.30%	1.29%	1.17%
Return on average common equity	1.59%	11.19%	13.50%	13.81%	13.29%
Return on average tangible common equity (2)	2.72%	14.53%	15.88%	16.63%	14.02%
Efficiency ratio (3)	59.88%	61.33%	58.95%	61.20%	63.20%
Average equity to average assets	11.31%	10.20%	9.62%	9.37%	8.83%
At Year End
Total assets	$3,097,079	$3,178,713	$2,553,131	$2,377,322	$2,176,730
Loans	$2,232,332	$2,282,728	$1,708,962	$1,564,704	$1,359,743
Allowance for loan and lease losses	$42,747	$26,599	$20,182	$20,829	$19,881
Securities	$540,525	$572,973	$605,133	$585,332	$642,759
Deposits	$2,382,151	$2,498,061	$2,023,351	$2,005,489	$1,862,866
Core deposits	$1,941,047	$1,996,393	$1,701,528	$1,703,030	$1,605,938
Shareholders' equity	$415,385	$341,731	$252,347	$226,242	$203,154
Full-time equivalent employees	735	775	657	651	625
Banking offices	53	55	40	40	39
Nonperforming Assets
Nonaccrual loans	$106,163	$14,005	$2,414	$4,733	$8,222
Restructured loans	587	456	1,066	124	227
Other real estate owned	2,874	181	-	18	680
Total nonperforming assets	$109,624	$14,642	$3,480	$4,875	$9,129
Nonperforming loans to year end loans	4.78%	0.63%	0.20%	0.31%	0.62%
Nonperforming assets to year end assets	3.54%	0.46%	0.14%	0.21%	0.42%
Allowance for loan and lease losses to year end loans	1.91%	1.17%	1.18%	1.33%	1.46%
Allowance for loan and lease losses to nonperfomring loans	40.04%	183.94%	579.94%	428.84%	235.31%
Allowance for loan and lease losses to nonperfomring assets	38.99%	181.66%	579.94%	427.26%	217.78%
Net loan charge-offs	$25,028	$380	$2,712	$572	$2,742
Risk-Based Capital Ratios
Total capital	14.25%	10.90%	13.23%	12.97%	12.99%
Tier 1 capital	12.99%	9.87%	12.21%	11.82%	11.75%
Leverage ratio	11.27%	8.54%	9.86%	9.54%	8.99%

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)	Net income, excluding core deposit intangible amortization, divided by average daily shareholders’ equity, excluding average goodwill and average core deposit intangible asset.
(3)
Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains/losses on investment securities, net cost (gain) of OREO, reserve for VISA litigation liability and mark-to-market adjustments of interest rate floor instruments.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains and losses on investment securities, redemption of Visa and MasterCard shares, death benefit proceeds on a former officer, net cost or gain of other real estate owned (“OREO”), reserve for (reversal of) VISA litigation liability, BOLI policy swap income and mark-to-market adjustments of interest rate floor instruments. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using the federal statutory tax rate of 35 percent for all years presented. Noninterest income and noninterest expense are adjusted for certain items as discussed above. The efficiency ratio improved during 2008 due to the realization of planned operating efficiencies from the mid-year 2007 acquisitions of Mountain Bank Holding Company and Town Center Bancorp and other expense reduction initiatives implemented by management.  Further improvement of the efficiency ratio will depend on increases in net interest income, growth of noninterest income and continued expense control.  For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (3)

	Years ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Net interest income (1)	$119,513	$108,820	$97,763	$90,912	$71,943
Tax equivalent adjustment for non-taxable loan and investment securities interest income (2)	5,302	4,337	3,882	2,508	2,161
Adjusted net interest income	$124,815	$113,157	$101,645	$93,420	$74,104
Noninterest income	$14,850	$27,748	$24,672	$24,786	$22,244
Other-than-temporary security impairment	19,541
Gain on sale of investment securities, net	(846)	- -	(36)	(6)	6
Redemption of Visa and MasterCard shares	(3,028)	- -	- -	- -	- -
Death benefit proceeds on former officer covered by BOLI	(612)	- -	- -	- -	- -
Tax equivalent adjustment for BOLI income (2)	1,145	1,016	908	849	710
Adjusted noninterest income	$31,050	$28,764	$25,544	$25,629	$22,960
Noninterest expense	$92,125	$88,829	$76,134	$72,855	$61,326
Net gain(cost) on sale of OREO	49	(5)	11	8	13
Interest rate floor valuation adjustment	- -	- -	(1,164)	- -	- -
BOLI policy swap net income	(133)	- -	- -	- -	- -
(Reserve for)reversal of accrued Visa litigation expense	1,292	(1,777)	- -	- -	- -
Adjusted noninterest expense	$93,333	$87,047	$74,981	$72,863	$61,339
Efficiency ratio	62.46%	65.04%	62.18%	62.97%	65.11%
Efficiency ratio (fully taxable-equivalent)	59.88%	61.33%	58.95%	61.20%	63.19%

(1)	Amount represents net interest income before provision for loan and lease losses.
(2)	Fully Taxable-equivalent basis: Non-taxable revenue is increased by the statutory tax rate of 35% to recognize the income tax benefit of the income realized.
(3)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Interest Income:
Loans	$147,830	$156,253	$123,998	$99,535	$68,908
Taxable securities	18,852	18,614	20,018	18,135	17,051
Tax-exempt securities	7,976	7,923	7,042	4,452	3,770
Federal funds sold and deposits with banks	402	1,427	617	85	337
Total interest income	175,060	184,217	151,675	122,207	90,066
Interest Expense:
Deposits	45,307	59,930	40,838	25,983	16,537
Federal Home Loan Bank advances	7,482	11,065	10,944	3,515	370
Long-term obligations	1,800	2,177	1,992	1,583	1,162
Other borrowings	958	2,225	138	214	54
Total interest expense	55,547	75,397	53,912	31,295	18,123
Net Interest Income	119,513	108,820	97,763	90,912	71,943
Provision for loan and lease losses	41,176	3,605	2,065	1,520	995
Net interest income after provision for loan and lease losses	78,337	105,215	95,698	89,392	70,948
Noninterest income	14,850	27,748	24,672	24,786	22,244
Noninterest expense	92,125	88,829	76,134	72,855	61,326
Income before income taxes	1,062	44,134	44,236	41,323	31,866
Provision for income taxes	(4,906)	11,753	12,133	11,692	9,353
Net Income	$5,968	$32,381	$32,103	$29,631	$22,513
Net Income Applicable to Common Shareholders	$5,498	$32,381	$32,103	$29,631	$22,513
Earnings per Common Share
Basic	$0.31	$1.93	$2.01	$1.89	$1.55
Diluted	$0.31	$1.91	$1.99	$1.87	$1.52
Average number of common shares outstanding (basic)	17,914	16,802	15,946	15,708	14,558
Average number of common shares outstanding (diluted)	18,010	16,972	16,148	15,885	14,816
Total assets at year end	$3,097,079	$3,178,713	$2,553,131	$2,377,322	$2,176,730
Long-term obligations	$25,603	$25,519	$22,378	$22,312	$22,246
Cash dividends declared on common stock	$0.58	$0.66	$0.57	$0.39	$0.26

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)

The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2008 and 2007. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,
	(in thousands, except per share amounts)
2008
Total interest income	$48,433	$44,323	$42,337	$39,967	$175,060
Total interest expense	18,106	14,049	12,744	10,648	55,547
Net interest income	30,327	30,274	29,593	29,319	119,513
Provision for loan and lease losses	2,076	15,350	10,500	13,250	41,176
Noninterest income	10,157	9,305	(10,946)	6,334	14,850
Noninterest expense	23,554	23,367	23,391	21,813	92,125
Income (loss) before income taxes	14,854	862	(15,244)	590	1,062
Provision(benefit) for income taxes	3,877	(1,074)	(6,485)	(1,224)	(4,906)
Net Income (Loss)	$10,977	$1,936	$(8,759)	$1,814	$5,968
Net Income (Loss) Per Common Share:
Basic	$0.61	$0.11	$(0.49)	$0.07	$0.31
Diluted	$0.61	$0.11	$(0.49)	$0.07	$0.31
2007
Total interest income	$41,146	$43,255	$49,378	$50,438	$184,217
Total interest expense	16,443	17,560	20,518	20,876	75,397
Net interest income	24,703	25,695	28,860	29,562	108,820
Provision for loan and lease losses	638	329	1,231	1,407	3,605
Noninterest income	6,177	6,741	7,631	7,199	27,748
Noninterest expense	20,402	20,266	22,425	25,736	88,829
Income before income taxes	9,840	11,841	12,835	9,618	44,134
Provision for income taxes	2,557	3,297	3,579	2,320	11,753
Net Income	$7,283	$8,544	$9,256	$7,298	$32,381
Net Income Per Common Share:
Basic	$0.45	$0.53	$0.53	$0.41	$1.93
Diluted	$0.45	$0.53	$0.53	$0.41	$1.91

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus, and any prospectus supplement, including information included or incorporated by reference, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning.  These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this prospectus, any accompanying prospectus supplement or the documents incorporated by reference, including the “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our reports and other documents filed with the SEC:

	the risks associated with lending and potential adverse changes in credit quality;

	increased delinquency rates;

	competition from other financial services companies in our markets;


the risks presented by a continuing economic slowdown, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations;

	demand for banking products and services may decline;

	legislative or regulatory changes that adversely affect our business or our ability to complete prospective future acquisitions;

	the risks presented by a continued economic slowdown and the public stock market volatility, which could adversely affect our stock value and our ability to raise capital in the future; and

	our success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Risk Factors” above, in our prospectus supplement and in our reports filed with the SEC.  We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date hereof. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

We have established certain accounting policies in preparing our Consolidated Financial Statements that are in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are presented in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. Certain of these policies require the use of judgments, estimates and economic assumptions which may prove inaccurate or are subject to variation that may significantly affect our reported results of operations and financial position for the periods presented or in future periods. Management believes that the judgments, estimates and economic assumptions used in the preparation of the Consolidated Financial Statements are appropriate given the factual circumstances at the time.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, a specific valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends, collateral values, past-due and nonperforming loan trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Valuation and Recoverability of Goodwill

Goodwill represented $95.5 million of our $3.10 billion in total assets and $415.4 million in total shareholders’ equity as of December 31, 2008.  Goodwill is assigned to reporting units for purposes of impairment testing.  The Company has three reporting units: retail banking, commercial banking, and private banking.  The products and services of companies previously acquired are comparable to the Company's retail banking operations.  Accordingly, all of the Company's goodwill has been assigned to the retail banking reporting unit for purposes of impairment testing.  We review our goodwill for impairment annually, during the third quarter.  Goodwill of a reporting unit is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and an adverse action or assessment by a regulator.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

When required, the goodwill impairment test involves a two-step process.  We first test goodwill for impairment by comparing the fair value of the retail banking reporting unit with its carrying amount.  If the fair value of the retail banking reporting unit exceeds the carrying amount of the reporting unit, goodwill is not deemed to be impaired, and no further testing would be necessary.  If the carrying amount of the retail banking reporting unit were to exceed the fair value of the reporting unit, we would perform a second test to measure the amount of impairment loss, if any.  To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if the retail banking reporting unit were being acquired in a business combination.  Specifically, we would allocate the fair value of the retail banking reporting unit to all of the assets and liabilities of the reporting unit in a hypothetical calculation that would determine the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

The accounting estimates related to our goodwill require us to make considerable assumptions about fair values.  Our assumptions regarding fair values require significant judgment about economic factors, industry factors and technology considerations, as well as our views regarding the growth and earnings prospects of the retail banking unit.  Changes in these judgments, either individually or collectively, may have a significant effect on the estimated fair values.

During the fourth quarter of 2008, due to the poor overall economic conditions, declines in our stock price as well as financial stocks in general, and a challenging operating environment for the financial services industry, we determined a triggering event had occurred and we conducted an interim impairment test of our goodwill.  Based on the results of the test, we determined no goodwill impairment charges were required for the year ended December 31, 2008.  Even though we determined that there was no goodwill impairment during 2008, continued declines in the value of our stock price and additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge.

Please refer to Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

Executive Summary

At December 31, 2008, total loans were $2.23 billion compared with $2.28 billion in the prior year, a decrease of $50 million or 2%.  Our decrease in total loans during the year was the result of a lack of demand from qualified borrowers coupled with a deliberate reduction in our residential real estate construction portfolio.  Despite the decrease in 2008, over the past five years our banking team has generated a compound annual growth rate for year end loans of 15.7% inclusive of the impact of our three acquisitions during this time period.  Nonperforming loans represented 4.78% of total loans at December 31, 2008 compared to 0.63% at the end of 2007.  At year end our allowance for loan and lease losses was $42.7 million compared to $26.6 million a year ago. The allowance for loan and lease losses represented 1.91% of our total loan portfolio and 40.04% of total nonperforming loans at year end compared to 1.17% and 183.94%, respectively, one year ago. Net charge-offs of $25.0 million for 2008 were up significantly from $380 thousand in the prior year.  The increase in non-performing loans coupled with the deteriorating economy, caused us to increase our provision for loan and lease losses to $41.2 million during 2008 from $3.6 million during 2007.

Deposits decreased $115.9 million to $2.38 billion on December 31, 2008 compared to $2.50 billion one year earlier. Core deposits defined as nonmaturity deposits and time certificate of deposit balances less than $100,000, declined $55.3 million or 3%, to $1.94 billion at year end.  Over the past five years core deposits have proven to be a stable source of funds with a compound annual growth rate of 8%.  Certificates of deposits over $100,000 decreased $60.6 million for 2008.   Short-term borrowings decreased $37.5 million from the prior year to $225.2 million at December 31, 2008.

Total revenues (net interest income plus noninterest income) decreased 2% to $134.4 million during 2008 as compared to $136.6 million during 2007. Net interest income increased $11 million to $119.5 million from $108.8 million in 2007. Noninterest income decreased $12.9 million to $14.9 million from $27.8 million in 2007.  The decrease in noninterest income was attributed primarily to a $19.5 million other-than-temporary-impairment charge related to the decline of our investment in Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) preferred stock.

Our net interest margin increased 3 basis points to 4.38% during 2008 from 4.35% in the prior year. For the twelve month period, funding costs have decreased as a result of declining rates.  The average cost of interest bearing deposits decreased 96 basis points to 2.36% from 3.32% in the prior year while our average borrowing costs decreased to 2.88%, down from 5.69% in the prior year.

Earnings per diluted share common decreased $1.60 to $0.31 during 2008 as compared to $1.91 in 2007. The decrease in earnings per diluted share is reflective of the reduced income resulting from the impairment charge on the Freddie Mac and Fannie Mae preferred stock and the significantly increased loan loss provision.  Our return on average tangible common equity, which removes from equity the impact of goodwill arising from acquisitions, was 2.72% for the year as compared to 14.53% in 2007. Return on average common equity declined to 1.59% in 2008 from 11.19% in 2007.

During 2008 our noninterest expense increased 4%, or $3.3 million, to $92.1 million. This increase is primarily attributable to increased employee compensation and benefits expense of $2.6 million and increased regulatory premiums of $1.6 million.  The increase in compensation costs was attributed to net costs of $2.0 million associated with the BOLI replacement policy transaction resulting from the implementation of EITF 06-4. Compensation costs were also increased in excess of $1.7 million due to our two mid-year 2007 acquisitions.  Employee compensation and benefits were also impacted by increased group medical costs, general wage increases, and expenses related to share-based payments.

Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain (loss) on sale of investment securities, net cost (gain) of OREO, BOLI policy swap income and expense, recovery of the VISA litigation liability expense, death benefits payable and other than temporary security impairments] was 59.88% for 2008 and 61.33% for 2007. The year over year improvement (decrease) in our efficiency ratio is due to an increase in net interest income coupled with a higher growth rate of noninterest income in proportion to noninterest expense. For discussion over the variances in noninterest expense and noninterest income see the following “Noninterest Income” and “Noninterest Expense” sections of this discussion.

A priority for us during 2009 is to continue to focus on actively managing our balance sheet in a manner that minimizes our exposure to potential contraction of our net interest margin in light of the current low interest rate environment. In addition, we will continue to focus on expense control and pursue opportunities to reduce expenses including measures such as additional branch consolidations.  We will continue in our efforts to increase market share in all the communities we serve through leveraging our strong base of branches in both Washington and Oregon. As strategic opportunities are identified, we will consider new markets and branch locations that fit both our economic model and our corporate culture but such activities will be tempered by the need for fiscal restraint based upon the current general economic conditions.

Results of Operations

Net income for the year decreased to $6.0 million compared to $32.4 million in 2007 and $32.1 million in 2006. On a diluted per share basis, net income for the year was $0.31 per share, compared with $1.91 per share in 2007, and $1.99 per share in 2006.

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

Business Combinations

In July, 2007, the Company acquired all of the outstanding common stock of Mountain Bank Holding Company (“Mt. Rainier “), the parent company of Mt. Rainier National Bank, headquartered in Enumclaw, Washington and Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, headquartered in Portland, Oregon.  The acquisitions were consistent with our expansion strategy and added 7 branches in King and Pierce counties and 5 Oregon branches in the North Clackamas and Southeast Portland areas.

The operating results of Mt. Rainier and Town Center were included in the Company’s operating results beginning July 23, 2007; consequently, 2008 year-to-date operating results are not directly comparable to the 2007 and 2006 results for the same periods.  For comparison purposes to prior periods, as of July 23, 2007 Mt. Rainier and Town Center combined contributed $360 million in assets, $287 million in loans and $305 million in deposits.

Net Interest Income

Net interest income is the single largest component of our total revenue. Our net interest income increased 10%, to $119.5 million in 2008 as compared to $108.8 million in 2007 and $97.8 million in 2006. In the current year a decline in interest expense was the primary factor in the growth of our net interest income, decreasing 26% to $55.5 million. This compares to 2007 and 2006 interest expense of $75.4 million and $53.9 million, respectively.  The decrease in interest expense during 2008 is primarily due to decreased average rates, whereas the increase during 2007 was attributable to increased volumes of interest bearing liabilities.  Interest income decreased $9.2 million, or 5%, to $175.1 million during 2008 as compared to $184.7 million in 2007 and $151.7 million in 2006. The decline in interest income for 2008 is primarily due to the decline in the yield on earning assets.  Net interest reversals in 2008 related to nonaccrual loans totaled approximately $1.3 million which resulted in a decline of 5 basis points in loan yields. Net interest reversals for the first, second, third and fourth quarters of 2008 were $83 thousand, $335 thousand, $355 thousand and $506 thousand, respectively.  The increase in interest income in 2007 compared to 2006 was attributed to higher loan volumes.

The net interest margin improved slightly due to the decline in interest expense, increasing 3 basis points to 4.38% from 4.35% in 2007 versus 4.49% in 2006.  Approximately 32% of our loans are floating rate and tied to short-term indices such as Prime, LIBOR, and the CB Base Rate.  The CB Base Rate is an internally derived index established by our pricing committee. Average loan yields decreased 130 basis points with average deposit costs decreasing 96 basis points from 2007.  In addition, average borrowing costs from the Federal Home Loan Bank and Federal Reserve Bank decreased 278 basis points. Additional decreases in the Prime rate will negatively impact our net interest margin.

  In 2006, we began using derivative instruments to add stability to interest income and to manage our exposure to changes in interest rates.  One of the initiatives we undertook to accomplish this objective was the purchase of three prime interest rate floors for a combined notional amount of $200 million. We utilized these floors to establish a cash flow hedge with several pools of our prime based loans to assist in diminishing our exposure to margin compression in a falling rate environment.  Essentially, when the prime rate fell below the strike rate the Company received payment on the difference between the two rates. In March 2006 we paid approximately $3.1 million for the floors which had an April 2011 expiration date.  In January 2008 we elected to take advantage of what we felt was favorable pricing and sold the floors for $8.1 million.  At the time of their sale the floors had a book value of $1.9 million resulting in a deferred gain of $6.2 million to be recognized through interest income as the originally hedged forecasted transactions (interest payments on variable-rate loans) affect earnings. We recorded $1.7 million of the deferred gain to income in 2008 and expect to accrete the remaining deferred gains of $2.4 million, $1.7 million, and $290 thousand in 2009, 2010, and 2011, respectively. Our decision to monetize the gain on these floors removed the uncertainty changing interest rates would have on their realizable value had we held them to maturity and it eliminated the risk that our counterparty to this transaction would not be able to honor their financial commitment.  For additional information on our derivatives and hedging activities, see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

	2008			2007			2006
		Interest			Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balances(1)	Paid	Rate	Balances (1)	Paid	Rate	Balances (1)	Paid	Rate
ASSETS	(dollars in thousands)
Loans (1)(2)	2,264,486	$148,240	6.55%	1,990,622	$156,253	7.85%	$1,629,616	$123,998	7.61%
Taxable securities	379,052	18,852	4.97%	395,512	18,685	4.72%	459,638	20,108	4.96%
Tax exempt securities (2)	186,246	12,868	6.91%	185,610	12,189	6.57%	163,993	10,834	6.61%
Interest-earning deposits with banks and federal funds sold	21,771	402	1.85%	27,635	1,427	5.16%	12,146	617	5.08%
Total interest-earning assets	$2,851,555	$180,362	6.33%	$2,599,379	$188,554	7.25%	$2,265,393	$155,557	6.87%
Other earning assets	47,753			42,334			37,725
Noninterest-earning assets	234,746			195,449			170,286
Total assets	$3,134,054			$2,837,162			$2,473,404
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$780,092	$28,120	3.60%	$698,078	$31,274	4.48%	$543,053	$20,985	3.86%
Savings accounts	118,073	437	0.37%	111,265	467	0.42%	115,802	436	0.38%
Interest-bearing demand	445,449	6,009	1.35%	435,807	11,026	2.53%	361,618	7,507	2.08%
Money market accounts	578,123	10,741	1.86%	558,510	17,163	3.07%	518,156	11,910	2.30%
Total interest-bearing deposits	1,921,737	45,307	2.36%	1,803,660	59,930	3.32%	1,538,629	40,838	2.65%
Federal Home Loan Bank and Federal Reserve Bank borrowings	297,193	7,573	2.55%	207,521	11,065	5.33%	208,593	10,944	5.25%
Long-term subordinated debt	25,558	1,800	7.04%	23,777	2,177	9.16%	22,343	1,992	8.92%
Other borrowings and interest-bearing liabilities	32,934	867	2.63%	40,606	2,225	5.48%	2,413	138	5.72%
Total interest-bearing liabilities	$2,277,422	$55,547	2.44%	$2,075,564	$75,397	3.63%	$1,771,978	$53,912	3.04%
Noninterest-bearing deposits	460,747			438,474			437,819
Other noninterest-bearing liabilities	41,498			33,827			25,764
Shareholders' equity	354,387			289,297			237,843
Total liabilities & shareholders' equity	$3,134,054			$2,837,162			$2,473,404
equity
Net interest income		$124,815			$113,157			$101,645
Net interest spread			3.89%			3.62%			3.83%
Net interest margin			4.38%			4.35%			4.49%

(1)
Nonaccrual loans were included in loans. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $3.5 million in 2008, $3.5 million in 2007, $2.1 million in 2006.

(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

A performance metric that we consistently use to evaluate our success in managing our interest-earning assets and interest-bearing liabilities is the level of our net interest margin. Our net interest margin (net interest income on a fully-taxable equivalent basis divided by average interest-earning assets) remained relatively stable during 2008 and 2007 increasing 3 basis points [A basis point is 1/100th of 1%, alternatively 100 basis points equals 1.00]. The increase in our net interest margin during 2008 was primarily due to the decline in yield on interest bearing liabilities.  While our net interest margin experienced a very modest increase from 2007 to 2008, for comparative purposes one basis point in the margin equates to approximately $285,000 per year in net interest income.  Accordingly, the 3 basis point increase in the margin during 2008 positively impacted pre-tax earnings by $855,000.

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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (TE)(1)	$17,938	$(25,951)	$(8,013)	$28,337	$3,918	$32,255
Securities (TE)	(888)	1,734	846	(2,258)	2,190	(68)
Interest earning deposits with banks and federal funds sold	(108)	(917)	(1,025)	800	10	810
Interest income (TE)	$16,942	$(25,134)	$(8,192)	$26,879	$6,118	$32,997
Interest Expense
Deposits:
Certificates of deposit	$2,956	$(6,110)	$(3,154)	$6,945	$3,344	$10,289
Savings accounts	25	(55)	(30)	(19)	50	31
Interest-bearing demand	130	(5,147)	(5,017)	1,877	1,642	3,519
Money market accounts	364	(6,786)	(6,422)	1,240	4,013	5,253
Total interest on deposits	3,475	(18,098)	(14,623)	10,043	9,049	19,092
Federal Home Loan Bank and Federal Reserve Bank borrowings	2,284	(5,776)	(3,492)	(57)	178	121
Long-term subordinated debt	126	(503)	(377)	131	54	185
Other borrowings and interest-bearing liabilities	(202)	(1,156)	(1,358)	2,093	(6)	2,087
Interest expense	$5,683	$(25,533)	$(19,850)	$12,210	$9,275	$21,485

TE = Taxable equivalent, based on a marginal tax rate of 35%.
(1)
Nonaccrual loans were included in their respective loan categories. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $3.5 million in 2008, $3.5 million in 2007, $2.1 million in 2006.

As evidenced by the table presented above, the $8 million decrease in total interest revenue during 2008 as compared to 2007 was primarily due to the decreased rates on loans.  The $33 million increase in total interest revenue during 2007, as compared to 2006, was primarily due to increased volume of loans. The $19.8 million decrease in total interest expense in 2008, as compared to 2007, was primarily a result of decreased rates on interest bearing deposits and FHLB advances.  The $21.5 million increase in total interest expense in 2007, as compared to 2006, was a result of increased volume and rates on certificate of deposits and interest bearing demand accounts and the increased volume in other borrowings.

Provision for Loan and Lease Losses

Our provision for loan and lease losses (“the provision”) was $41.2 million for 2008, compared with $3.6 million for 2007, and $2.1 million for 2006. For the years ended December 31, 2008, 2007, and 2006, net loan charge-offs amounted to $25 million, $380,000 and $2.7 million, respectively. Expressed as a percentage of average loans, net charge-offs for the years ended December 31, 2008, 2007 and 2006 were 111 basis points, 2 basis points, and 17 basis points, respectively. The charge-offs during 2008 and 2007 were comprised of several loans. The net charge offs for 2006 were primarily centered in one “legacy credit” originated in December of 1999, which was classified as non-performing in November of 2003. The increased provision in 2008 is due to the weakness in the for-sale housing industry resulting from the declining economic environment and a significant increase in non-accrual loans within this sector of the loan portfolio.  This resulted in net loan charge-offs of $25.0 million, which depleted the allowance. The increased provision in 2007 as compared to 2006 was primarily due to growth in our loan portfolio. The provision is based on management’s estimates resulting from ongoing modeling and qualitative analysis of the characteristics and composition of the loan portfolio. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion.

Noninterest Income

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2008	$ Change	% Change	2007	$ Change	% Change	2006
	(dollars in thousands)
Fees and Other Income
Service charges, loan fees and other fees	$14,813	$1,315	10%	$13,498	$1,847	16%	$11,651
Merchant services fees	8,040	(333)	(4)%	8,373	59	1%	8,314
Redemption of Visa and Mastercard Shares	3,028	3,028	100%	- -	- -	0%	- -
Gain (loss) on sale of securities, net	846	846	100%	- -	(36)	(100)%	36
Impairment charge on investment securities	(19,541)	(19,541)	100%	- -	- -	0%	- -
Bank owned life insurance (BOLI)	2,075	189	10%	1,886	199	12%	1,687
Other Income	5,589	1,598	40%	3,991	1,007	34%	2,984
Total noninterest income	$14,850	$(12,898)	(46)%	$27,748	$3,076	12%	$24,672

The decrease in noninterest income during 2008 was primarily due to the $19.5 million impairment charge on Fannie Mae and Freddie Mac investment securities.  This decrease was partially offset with proceeds from the redemption of Visa and MasterCard shares of $3.0 million and a net gain on sale of securities of $846,000.  Service charges and other fees increased $1.3 million or 10%, reflecting a change in our deposit account fee structure in conjunction with an increase in the number of deposit accounts.  The increase in deposit accounts results from a combination of organic growth and accounts obtained from our two acquisitions which closed early in the third quarter of 2007.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2008	$ Change	% Change	2007	$ Change	% Change	2006
	(dollars in thousands)
Gain on disposal of assets	$492	$227	86%	$265	$(60)	(18)%	$325
Mortgage banking	628	91	17%	537	249	86%	288
Cash management 12-b1 fees	466	67	17%	399	71	22%	328
Letter of credit fees	399	- -	0%	399	95	31%	304
Late charges	338	88	35%	250	18	8%	232
Currency exchange income	356	40	13%	316	50	19%	266
New Markets Tax Credit dividend	74	(19)	(20)%	93	1	1%	92
Miscellaneous fees on loans	915	45	5%	870	633	267%	237
Interest rate swap income	647	422	188%	225	225	100%	- -
Credit card fees	142	61	75%	81	(2)	(2)%	83
Life insurance death benefit	612	612	100%	0	- -	0%	- -
Miscellaneous	520	(36)	(6)%	556	(273)	(33)%	829
Total noninterest income	$5,589	$1,598	40%	$3,991	$1,007	34%	$2,984

The gain on disposal of assets increased due to the sale of a consolidated branch office with the remainder consisting of the amortized gain on the sale and lease-back of two buildings which occurred in September 2004. The resulting $1.3 million gain on the sale was deferred and recognized over the life of the leases, the unamortized gain balance at December 31, 2008 and 2007 was $483,000 and $565,000, respectively, and is included in other liabilities on our consolidated balance sheets. During 2008, 2007 and 2006 the Company recognized amortized gains associated with the sale and lease-back transaction of $83,000, $219,000 and $246,000, respectively.  Interest rate swap income increased due to the addition of approximately $74 million of notional amount interest rate swap agreements originated during the year.  The life insurance death benefit was related to the death of a former officer covered by BOLI.

Noninterest Expense

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2008	$ Change	% Change	2007	$ Change	% Change	2006
	(dollars in thousands)
Compensation	$36,895	$2,387	7%	$34,508	$6,322	22%	$28,186
Employee benefits	12,420	225	2%	12,195	1,612	15%	10,583
Occupancy	12,838	516	4%	12,322	1,562	15%	10,760
Merchant processing	3,558	88	3%	3,470	109	3%	3,361
Advertising and promotion	2,324	(67)	(3)%	2,391	(191)	(7)%	2,582
Data processing	3,486	922	36%	2,564	250	11%	2,314
Legal and professional services	1,969	(2,943)	(60)%	4,912	2,813	134%	2,099
Taxes, license and fees	2,917	35	1%	2,882	383	15%	2,499
Net (gain) loss on sale of other real estate owned	(49)	(54)	(1080)%	5	16	(145)%	(11)
Regulatory premiums	2,141	1,634	322%	507	238	88%	269
Other	13,626	553	4%	13,073	(419)	(3)%	13,492
Total noninterest expense	$92,125	$3,296	4%	$88,829	$12,695	17%	$76,134

The current year increase in noninterest expense is primarily attributed to increased employee compensation and benefit costs, higher occupancy expense, data processing expense, regulatory premiums and other miscellaneous expenses.  The increase in compensation costs was primarily due to a full year of employee expenses related to our two acquisitions as well as the BOLI replacement policy transaction we completed upon the implementation of EITF 06-4.   For additional information regarding the BOLI replacement policy transaction, please refer to the Compensation Discussion and Analysis disclosure contained within our 2008 Proxy.  The increase in compensation and employee benefits for both periods was also impacted by increased group medical costs, general wage increases, and expenses related to share based payments.  The increase in occupancy expense during 2007 was primarily related to our expansion efforts within King, Thurston and Whatcom County markets and our two acquisitions.  The increase in data processing costs was attributed to the increase in transaction volumes associated with the acquisitions as well as the core software conversion of the Bank of Astoria.  The 2008 increase in other expense was primarily in the core deposit intangible amortization and telephone and network expenses, both related to the acquisitions.  The decrease in legal and professional fees was attributed to the reversal of previously expensed legal costs in the amount of $1.3 million related to our Visa litigation reserve.  In the fourth quarter of 2007 we established a litigation reserve through legal expense in the amount of $1.8 million.  During 2008 we were able to reduce our litigation reserve by $1.3 million due to the economic benefit resulting from our pro-rata share of the funds Visa placed into an escrow account established to pay for the settlement of the litigation liabilities.  At December 31, 2008 our remaining accrual for the Visa litigation liability was $485,355.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2008	$ Change	% Change	2007	$ Change	% Change	2006
	(dollars in thousands)
CRA partnership investment expense (1)	$668	$(64)	(9)%	$732	$(38)	(5)%	$770
Core deposit intangible amortization ("CDI")	1,142	423	59%	719	267	59%	452
Software support & maintenance	713	(133)	(16)%	846	126	18%	720
Federal Reserve Bank processing fees	422	(18)	(4)%	440	(400)	(48)%	840
Telephone & network communications	1,527	293	24%	1,234	114	10%	1,120
Supplies	1,064	(300)	(22)%	1,364	166	14%	1,198
Postage	1,420	53	4%	1,367	128	10%	1,239
Sponsorships & charitable contributions	642	19	3%	623	(38)	(6)%	661
Travel	471	18	4%	453	115	34%	338
Investor relations	182	(46)	(20)%	228	59	35%	169
Insurance	505	57	13%	448	(25)	(5)%	473
Director expenses	453	30	7%	423	(19)	(4)%	442
Employee expenses	599	(64)	(10)%	663	83	14%	580
ATM Network	659	3	0%	656	63	11%	593
Miscellaneous	3,159	282	10%	2,877	(1,020)	(26)%	3,897
Total other noninterest expense	$13,626	$553	4%	$13,073	$(419)	(3)%	$13,492

(1)
The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the twelve months ended December 31, 2008, $511,201 of such credits was taken as a reduction in our current period income tax expense.  In addition, our taxable income was decreased by $237,000 during the twelve months ended December 31, 2008 as a result of the tax benefit associated with this investment expense.

Income Tax

For the years ended December 31, 2008, 2007, and 2006, we recorded an income tax benefit of $4.9 million, and income tax provisions of $11.8 million, and $12.1 million, respectively. The effective tax benefit was 463% in 2008 and the effective tax rate was 26.6% in 2007 and 27.4% in 2006. Our effective tax rate is less than our statutory rate of 35.52% and has exhibited a declining trend over the past three years. This decline is primarily due to a significant increase in the amount of tax-exempt municipal securities held in the investment portfolio, tax exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships. For additional information, see Note 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition

Our total assets declined 3% to $3.10 billion at December 31, 2008 from $3.18 billion at December 31, 2007. The decrease in total assets was attributed to a decline in our loan and investment portfolios.  The loan portfolio decreased 2% or $50.4 million to $2.23 billion. The decline in the loan portfolio can be attributed to a combination of loan payoffs, pay downs, an intentional decline within certain sectors of the portfolio, and loan charge-offs.  Our investment portfolio decreased 6% or $32.4 million.  This decrease was primarily a result of investment maturities and scheduled principal reductions and prepayments on mortgage-backed securities.  Deposit balances also decreased $115.9 million or 5% to $2.4 billion. Noninterest bearing deposits decreased $2.2 million to $466.1 million while interest bearing deposits decreased $113.7 million to $1.9 billion. Short-term borrowings decreased 14% or $37.5 million to $225.2 million. The decreased borrowings were a result of lagging loan demand and the Company’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). The Company received $76.9 million in proceeds from the issuance of preferred stock and warrants to the U.S. Treasury.  In the near-term, these proceeds have been held as short-term investments.

Investment Portfolio

Securities Available for Sale

We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk, and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts that we believe the securities could be sold for as of the dates indicated. As of December 31, 2008 we had 130 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we have the ability and intent to hold these investments to maturity or until fair value recovers above cost. We review these investments for other-than-temporary impairment on an ongoing basis.

In the third quarter, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) were placed into conservatorship in a plan announced by the U.S. Treasury Department (“Treasury”) and the Federal Housing Finance Agency (“FHFA”).   The Company holds 400,000 shares of Series Z preferred stock issued by Freddie Mac and 400,000 shares of Series S preferred stock issued by Fannie Mae.  Such securities are held in the Company’s available-for-sale investment securities portfolio and, as such, declines in fair value below cost are subject to a potential other than temporary impairment charge to earnings under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company’s cost for these securities was $20 million.  The estimated fair market value of these securities declined from $20 million to $488 thousand at December 31, 2008.  In light of the actions taken by Treasury and FHFA and the accompanying significant decline in the fair value of these securities below cost, the Company has deemed the impairment to be other than temporary and, accordingly, recognized a pre-tax charge to earnings totaling $19.5 million.  While our review did not result in any additional securities with an other-than-temporary impairment adjustment as of December 31, 2008, we will continue to review our investments for possible adjustments in the future.

Purchases during 2008 totaled $89.1 million while maturities, repayments and sales totaled $49.7 million compared to purchases of $3.7 million and maturities and repayments of $49.2 million during 2007. At December 31, 2008 U.S. Government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 65% of our investment portfolio and state and municipal securities were 35%.  There was no impairment charge recognized during 2007 or 2006. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at their fair values. The average duration of our investment portfolio was 4 years and 10 months at December 31, 2008. For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents the contractual maturities and weighted average yield of term securities in our investment portfolio:

Securities Available for Sale

	December 31, 2008
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$58	$59	4.01%
Over 1 through 5 years	2,057	2,078	4.50%
Over 5 through 10 years	139,046	140,318	4.66%
Over 10 years	194,046	199,383	5.26%
Total	$335,207	$341,838	5.01%

State and municipal securities (2)
Due through 1 year	$1,801	$1,804	3.89%
Over 1 through 5 years	16,091	16,839	6.47%
Over 5 through 10 years	36,028	36,444	5.60%
Over 10 years	134,495	130,566	6.25%
Total	$188,415	$185,653	6.12%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

FHLB Stock

As a condition of membership in the Federal Home Loan Bank of Seattle (“FHLB”), the Company is required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100 and is redeemable at par for cash.

FHLB stock is carried at cost and is subject to recoverability testing per Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The FHLB recently reported that, due to ongoing turmoil in the capital and mortgage markets, they will likely report a risk-based capital deficiency as of December 31, 2008.  Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock.  However, the FHLB believes, despite the risk-based capital deficiency, they have adequate capital to cover the risks reflected on their balance sheet.  Accordingly, as of December 31, 2008 we did not recognize an impairment charge related to our FHLB stock holdings.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total
	(dollars in thousands)
Commercial business	$810,922	36.3%	$762,365	33.4%	$617,899	36.1%	$570,974	36.5%	$488,157	35.9%
Real estate:
One-to-four family residential	57,237	2.6%	60,991	2.7%	51,277	3.0%	74,930	4.8%	49,580	3.7%
Commercial and five or more family residential properties	862,595	38.6%	852,139	37.3%	687,635	40.3%	651,393	41.6%	595,775	43.8%
Total real estate	919,832	41.2%	913,130	40.0%	738,912	43.3%	726,323	46.4%	645,355	47.5%
Real estate construction:
One-to-four family residential	209,682	9.4%	269,115	11.8%	92,124	5.4%	41,033	2.6%	26,832	2.0%
Commercial and five or more family residential properties	81,176	3.6%	165,490	7.2%	115,185	6.8%	89,134	5.7%	70,108	5.1%
Total real estate construction	290,858	13.0%	434,605	19.0%	207,309	12.2%	130,167	8.3%	96,940	7.1%
Consumer	214,753	9.7%	176,559	7.8%	147,782	8.6%	140,110	9.0%	132,130	9.7%
Subtotal	2,236,365	100.2%	2,286,659	100.2%	1,711,902	100.2%	1,567,574	100.2%	1,362,582	100.2%
Less deferred loan fees and other	(4,033)	(0.2)%	(3,931)	(0.2)%	(2,940)	(0.2)%	(2,870)	(0.2)%	(2,839)	(0.2)%
Total loans	$2,232,332	100.0%	$2,282,728	100.0%	$1,708,962	100.0%	$1,564,704	100.0%	$1,359,743	100.0%
Loans held for sale	$1,964		$4,482		$933		$1,850		$6,019

At December 31, 2008, total loans were $2.23 billion compared with $2.28 billion in the prior year, a decrease of $50.4 million or 2%. We experienced growth in commercial business, commercial real estate and consumer loans while real estate construction loans declined significantly. Total loans represented 72% of total assets at both December 31, 2008 and December 31, 2007. Although balances declined during 2008, the compound annual growth rate of our loan portfolio over the last five years is 16%.

Commercial Business Loans: Commercial loans increased $48.6 million, or 6%, to $810.9 million from year-end 2007, representing 36% of total loans at year end. We are committed to providing competitive commercial banking in our primary market areas. We expect our commercial lending focus to center around expanding our existing banking relationships with businesses and business owners while continuing to build new customer relationships.

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

Real Estate Construction Loans: We originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and to provide financing to builders for the construction of pre-sold homes and speculative residential construction. This segment of the portfolio declined $143.7 million or 33% to $290.9 million at year end.  The decline in real estate construction loans is a result of loan payoffs and pay downs as well as charge-offs.  In addition, commercial real estate construction loans were reduced though conversion to permanent loans as well as pay-offs and charge-offs.  We endeavor to limit our construction lending risk through adherence to strict underwriting procedures.  Total real estate and real estate construction loans comprised 13% of our loan portfolio as of December 31, 2008 which is a decrease from the 19% at December 31, 2007.

Consumer Loans: Consumer loans made by us include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous personal loans.  Consumer loans increased $38.2 million or 22% to $214.8 million at December 31, 2008.

Foreign Outstanding: We are not involved with loans to foreign companies and foreign countries.

For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2008:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$559,938	$180,509	$70,475	$810,922
Real estate construction	244,991	41,473	4,394	290,858
Total	$804,929	$221,982	$74,869	$1,101,780
Fixed rate loans due after 1 year		$150,006	$70,232	$220,238
Variable rate loans due after 1 year		71,976	4,637	76,613
Total		$221,982	$74,869	$296,851

Risk Elements

The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of our principal commerce activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt to a single borrower.

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

Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned. Nonperforming assets totaled $109.6 million, or 3.54% of year-end assets at December 31, 2008, compared to $14.6 million or 0.46% of year end assets at December 31, 2007.

The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2008		2007		2006		2005		2004
	(dollars in thousands)
Nonaccrual:
Commercial business		$2,976		$2,170		$1,777		$4,316	$6,587
Real Estate:
One-to-four family residential		905		204		366		376	375
Commercial and five or more family residential real estate		5,710		3,476		217		- -	440
Real Estate Construction:
One-to-four family residential		69,668		7,317		- -		- -	- -
Commercial and five or more family residential real estate		25,752		- -		- -		- -	- -
Consumer		1,152		838		54		41	820
Total nonaccrual loans:		106,163		14,005		2,414		4,733	8,222
Restructured loans:
Commercial business		587		456		1,066		124	227
Total nonperforming loans		106,750		14,461		3,480		4,857	8,449
Other real estate owned		2,874		181		- -		18	680
Total nonperforming assets		$109,624		$14,642		$3,480		$4,875	$9,129
Accruing loans past-due 90 days or more	$	- -	$	- -	$	- -	$	- -	$4
Foregone interest on nonperforming loans		$4,072		$814		$497		$106	$920
Interest recognized on nonperforming loans		$4,550		$244		$202		$45	$101
Potential problem loans		$17,736		$2,343		$2,288		$2,269	$2,321
Allowance for loan and lease losses		$42,747		$26,599		$20,182		$20,829	$19,881
Allowance for loan and lease losses to nonperforming loans		40.04%		183.94%		579.94%		428.84%	235.31%
Allowance for loan and lease losses to nonperforming assets		38.99%		181.66%		579.94%		427.26%	217.78%
Nonperforming loans to year end loans		4.78%		0.63%		0.20%		0.31%	0.62%
Nonperforming assets to year end assets		3.54%		0.46%		0.14%		0.21%	0.42%

At December 31, 2008 nonperforming assets increased to 3.54% of period end assets up from 0.46% of period-end assets at December 31, 2007.  Residential construction loans continue to be the primary driver of nonperforming assets, representing $69.7 million, or 64% of nonperforming assets.  Commercial real estate loans account for another $30.3 million, or 28% of nonperforming loans.  These commercial real estate nonperforming assets are primarily centered in condominium development loans of approximately $9.1 million and retail development of approximately $15.0 million.  The increase in both of these categories reflects the continued weakness in the for sale housing industry.  In addition, the more recent decline in retail sales and consumer spending has negatively affected retail leasing activity in a few of our borrowers’ more recently completed retail development projects.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the 1-4 family residential construction segment as well as in the commercial real estate construction segment.  For the year, total construction loans declined 33.1% due to payoffs and conversions to permanent loan status.  Our 1-4 family residential construction loans, where most of our challenges are centered, now represent less than 10% of our entire loan portfolio.  While we believe both of these segments will remain challenged during 2009, we believe we have appropriate risk management strategies in place to manage through the current economic cycle.

Other Real Estate Owned: As of December 31, 2008 there was $2.9 million in other real estate loans which is comprised of property from foreclosed real estate loans. This reflects a current year increase of $2.7 million compared to an increase of $181,000 at December 31, 2007.

Other Personal Property Owned: Other personal property owned (“OPPO”) is comprised of other, non-real estate property from foreclosed loans. There were no OPPO assets at December 31, 2008 and 2007.

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $17.7 million at year end 2008, compared to $2.3 million at year end 2007. For additional information on our nonperforming loans see Note 6 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

The ALLL is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries. While we believe the best information available is used by us to determine the ALLL, changes in market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.

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

Analysis of the ALLL

The following table provides an analysis of our loss experience by loan type for the last five years:

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Total loans, net at year end (1)	$2,232,332	$2,282,728	$1,708,962	$1,564,704	$1,359,743
Daily average loans	$2,264,486	$1,990,622	$1,629,616	$1,494,567	$1,186,506
Balance of ALLL at beginning of period	$26,599	$20,182	$20,829	$19,881	$20,261
Balance established through acquisition	- -	3,192	- -	- -	1,367
Charge-offs:
Commercial business	(2,023)	(781)	(2,077)	(386)	(2,490)
Real Estate:
One-to-four family residential	(46)	- -	- -	- -	- -
Commercial and five or more family residential properties	(3,136)	- -	(9)	- -	- -
Real Estate Construction:
One-to-four family residential	(18,919)	- -	- -	- -	- -
Commercial and five or more family residential properties	- -	- -	- -	(665)	(260)
Consumer	(1,863)	(432)	(1,109)	(221)	(292)
Total charge-offs	(25,987)	(1,213)	(3,195)	(1,272)	(3,042)
Recoveries
Commercial business	417	530	233	218	124
Real Estate:
One-to-four family residential	- -	- -	20	- -	1
Commercial and five or more family residential properties	304	12	83	- -	- -
Real Estate Construction:
One-to-four family residential	16	- -	7	- -	25
Commercial and five or more family residential properties	- -	- -	- -	326	- -
Consumer	222	291	140	156	150
Total recoveries	959	833	483	700	300
Net charge-offs	(25,028)	(380)	(2,712)	(572)	(2,742)
Provision charged to expense	41,176	3,605	2,065	1,520	995
Balance of ALLL at year-end	$42,747	$26,599	$20,182	$20,829	$19,881
Net charge-offs to average loans outstanding	1.11%	0.02%	0.17%	0.04%	0.23%
Allowance for loan and lease losses to year end loans (1)	1.91%	1.17%	1.18%	1.33%	1.46%

(1)	Excludes loans held for sale

The increase in the loan and lease loss provision during 2008 and 2006 was due primarily to increased charge-offs, and in 2008 to increased nonperforming assets, while the increase in the provision for 2007 was primarily due to loan growth.

We have used the same methodology for ALLL calculations during 2008, 2007 and 2006. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. We continually review the ALLL quantitative and qualitative methodology and make adjustments appropriate to the loan portfolio. We maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. We carefully monitor the loan portfolio and continue to emphasize the importance of credit quality while continuously strengthening our loan monitoring systems and controls.

Allocation of the ALLL

The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2008		2007		2006		2005		2004
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$12,846	36.3%	$7,068	33.4%	$9,628	36.1%	$12,060	36.5%	$10,222	35.9%
Real estate and construction:
One-to-four family residential	16,895	12.0%	7,648	14.5%	1,134	8.4%	809	7.4%	678	5.7%
Commercial and five or more family residential properties	12,064	42.1%	11,170	44.3%	8,841	46.9%	6,663	47.1%	7,995	48.7%
Consumer	942	9.6%	713	7.8%	281	8.6%	677	9.0%	985	9.7%
Unallocated	- -	0.0%	- -	0.0%	298	0.0%	620	0.0%	1	0.0%
Total	$42,747	100.0%	$26,599	100.0%	$20,182	100.0%	$20,829	100.0%	$19,881	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Deposits

The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2008		2007		2006
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$445,449	1.35%	$435,807	2.53%	$361,618	2.08%
Money market	578,123	1.86%	558,510	3.07%	518,156	2.30%
Savings	118,073	0.37%	111,265	0.42%	115,802	0.38%
Certificates of deposit	780,092	3.60%	698,078	4.48%	543,053	3.86%
Total interest-bearing deposits	1,921,737	2.36%	1,803,660	3.32%	1,538,629	2.65%
Demand and other non-interest bearing	460,747		438,474		437,819
Total average deposits	$2,382,484		$2,242,134		$1,976,448

(1)	Interest-bearing demand deposits include interest-bearing checking accounts and money market accounts.

During 2008 our total average deposits increased $140.4 million, or 6% as compared to $265.7 million or 13% during 2007. Our focus in increasing our deposit base is centered on core deposit growth, which includes interest and non-interest bearing demand, money market, savings accounts and certificates of deposit less than $100,000. Average core deposits increased $24.5 million during 2008 and $223.1 million during 2007.

Competitive pressure from banks in our market areas with strained liquidity positions coupled with generally lower balances held in existing accounts has slowed the growth of our deposit base but, in the long-term, we anticipate continued growth in our core deposits through both the addition of new customers and our current client base.  However, with low short-term rates our cost of funds may not decline significantly due to changes in our mix of interest bearing and non-interest bearing accounts, growth in higher yielding deposits, and competitive pressures.

We have established a branch system to serve our customers and business depositors.  In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis.  At December 31, 2008 brokered and other wholesale deposits (excluding public deposits) totaled $102.1 million or 4% of total deposits compared to $72.8 million or 3% of total deposits, at year-end 2007.   At December 31, 2008 public deposits held by the Company totaled $118.4 million or 5% of total deposits.  To assist in guaranteeing our public depositors against loss we pledge collateral, consisting of securities from our investment portfolio, in an amount equal to a minimum of 10% of public funds on deposit.  However, each bank in the state does not guarantee each public depositor against loss.  Rather, in the event of default of one bank, all participating banks in the state of Washington collectively assure that no loss of funds will be suffered by the public depositor.  While this arrangement has been in place in the state of Washington since 1969, an assessment had never been made upon participating banks until February of 2009.  The failure of the Bank of Clark County resulted in an assessment of approximately $200,000 for Columbia out of a total statewide assessment of just over $15 million.  As a result of this assessment and the potential for additional assessments in the future, we are reassessing the costs and benefits of holding public deposits.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

	December 31, 2008
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
Amounts maturing in:	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$192,544	8%	$17,252	1%
Over 3 through 6 months	74,032	3%	243	0%
Over 6 through 12 months	49,030	2%	- -	0%
Over 12 months	23,365	1%	- -	0%
Total	$338,971	14%	$17,495	1%

Other time deposits of $100,000 or more set forth in the table above represent brokered and wholesale deposits. We use brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.

Borrowings

Our borrowings consist primarily of advances from the Federal Home Loan (“FHLB”) and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. We utilize these borrowings as a supplement to our funding sources. FHLB advances are secured by one-to-four family real estate mortgages, investment securities, and certain other assets. Federal Reserve Bank advances and securities repurchase agreements are secured by investments. We anticipate we will continue to rely on the same funding sources in the future, and will use those funds primarily to make loans and purchase securities.

The following tables set forth the details of FHLB advances and FRB borrowings:

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
FHLB Advances
Balance at end of year	$150,000	$257,670	$205,800
Average balance during the year	$282,624	$207,521	$208,594
Maximum month-end balance during the year	$384,000	$264,250	$303,000
Weighted average rate during the year	2.53%	5.27%	5.25%
Weighted average rate at December 31	1.89%	4.59%	5.56%

	Years ended December 31,
	2008	2007		2006
	(dollars in thousands)
Federal Reserve Bank Borrowings
Balance at end of year	$50,000	$	- -	$	- -
Average balance during the year	$14,569		$54		$27
Maximum month-end balance during the year	$120,000	$	- -	$	- -
Weighted average rate during the year	0.62%		5.36%		5.50%
Weighted average rate at December 31	0.60%		0.00%		0.00%

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR.  At December 31, 2008 and 2007, the outstanding balance was $100,000 and $5.0 million, respectively with an interest rate of 2.43% at December 31, 2008. For additional information on our borrowings, see Notes 11 and 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

For additional information on our borrowings, including amounts pledged as collateral, see Notes 11 and 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Long-term Subordinated Debt

During 2001, we, participated in a pooled trust preferred offering through our subsidiary trust (the “Trust”), whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 7.00% at December 31, 2008. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debt at ten years at par, allowing us to retire the debt early if conditions are favorable. Effective December 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” whereby the Trust was deconsolidated with the result being that the trust preferred obligations were reclassified as long-term subordinated debt on our December 31, 2003 Consolidated Balance Sheets and our related investment in the Trust was recorded in “other assets” on the Consolidated Balance Sheets.  Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 8.57% at December 31, 2008.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2008
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,371	$6,233	$5,614	$8,839	$24,057
Total deposits	2,264,287	100,376	17,488	- -	2,382,151
Federal Home Loan Bank and Federal Reserve Bank borrowings	100,000	- -	- -	100,000	200,000
Other borrowings	201	- -	- -	25,000	25,201
Long-term subordinated debt	- -	- -	- -	25,603	25,603
Total	$2,367,859	$106,609	$23,102	$159,442	$2,657,012

At December 31, 2008, we had commitments to extend credit of $703.3 million compared to $857.6 million at December 31, 2007. For additional information regarding future financial commitments, see Note 18 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds

Our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB and FRB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB, the Federal Reserve Bank and a large commercial bank of $486 million, $95 million and $20 million, respectively, at December 31, 2008, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiaries which are used to fund dividends to common and preferred shareholders and cover operating expenses.

Capital Expenditures

Capital expenditures, primarily consisting of one additional branch location as well as various information technology-related expenditures, are anticipated to be approximately $2.9 million during 2009.

See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2008, 2007 and 2006.

Capital

Our shareholders’ equity increased to $415.4 million at December 31, 2008, from $341.7 million at December 31, 2007.  Shareholders’ equity was 13.41% and 10.75% of total assets at December 31, 2008 and 2007.The increase is due primarily to the issuance of preferred stock of $76.9 million as a result of participation in the U.S. Treasury’s Capital Purchase Program (“CPP”).

On November 21, 2008, the Company issued 76,898 shares of Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) and a warrant to purchase common stock to the U.S. Department of Treasury (the “Treasury”) as part of the Treasury’s previously announced Capital Purchase Program.  The Preferred Stock is non-voting, has an aggregate liquidation preference of $76.9 million and an annual dividend rate of 5% for the first five years, and 9% thereafter.  Dividends are cumulative and payable quarterly.  The Preferred Stock may not be redeemed for a period of three years from the date of issue, except with the proceeds from the issuance of Tier 1-qualifying perpetual preferred or common stock from which the aggregate gross proceeds to the Company are not less than 25% of the issue price of the Preferred Stock.  The warrant has an exercise price of $14.49 and is exercisable for 796,046 shares of common stock, which would be reduced by one-half if the Company raises an additional $76.9 million through the issuance of Tier 1-qualifying perpetual preferred or common stock by December 31, 2009.

Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of preferred stock, common shareholders’ equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualify as “well-capitalized” at December 31, 2008 and 2007.

The following table sets forth the Company’s and it’s banking subsidiary’s capital ratios at December 31, 2008 and 2007:

	Company		Columbia Bank		Requirements
	2008	2007	2008	2007	Adequately capitalized	Well-Capitalized
Total risk-based capital ratio	14.25%	10.90%	11.21%	10.49%	8%	10%
Tier 1 risk-based capital ratio	12.99%	9.87%	9.96%	9.47%	4%	6%
Leverage ratio	11.27%	8.54%	8.64%	8.23%	4%	5%

 Dividends

The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2008	2007	2006
Dividends paid per common share	$0.58	$0.66	$0.57
Dividend payout ratio	187%	34%	28%

For quarterly detail of dividends declared during 2008 and 2007 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

Applicable federal, Washington state and Oregon regulations restrict capital distributions, including dividends, by the Company’s banking subsidiaries. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. Our ability to pay cash dividends is substantially dependent upon receipt of dividends from our banking subsidiaries. Additionally, due to our participation in the Treasury’s CPP our quarterly dividend rate is limited to a range of $0.00 to $0.07 per common share.  For the duration of our participation in the CPP, we would first have to obtain the approval of the Treasury prior to paying a quarterly dividend greater than $0.07 per common share.

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

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2008. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

	Estimated Maturity or Repricing
December 31. 2008	0-3 months	4-12 months		Over 1 year through 5 years		Due after 5 years		Total
Interest-Earning Assets
Interest-earning deposits	$3,943	$	- -	$	- -	$	- -	$3,943
Loans, net of deferred fees	1,095,819		207,055		727,531		201,927	2,232,332
Loans held for sale	1,964		- -		- -		- -	1,964
Investments	34,876		101,531		223,638		180,480	540,525
Total interest-earning assets	$1,136,602		$308,586		$951,169		$382,407	$2,778,764
Allowance for loan and lease losses								(42,747)
Cash and due from banks								84,787
Premises								61,139
Other assets								215,136
Noninterest-earning assets								318,315
Total Assets								$3,097,079
Interest-Bearing Liabilities
Interest bearing non-maturity deposits	$530,065	$	- -	$	- -		$641,200	$1,171,265
Time deposits	361,345		265,935		117,528		- -	744,808
Borrowings	124,000		1,000		100,000		- -	225,000
Long-term subordinated debt	25,804		- -		- -		- -	25,804
Total interest-bearing liabilities	$1,041,214		$266,935		$217,528		$641,200	2,166,877
Other liabilities								514,817
Total liabilities								2,681,694
Shareholders' equity								415,385
Total liabilities and shareholders' equity								$3,097,079
Interest-bearing liabilities as a percent of total interest-earning assets	37.47%		9.61%		7.83%		23.08%
Rate sensitivity gap	$95,388		$41,651		$733,641		$(258,793)
Cumulative rate sensitivity gap	$95,388		$137,039		$870,680		$611,887
Rate sensitivity gap as a percentage of interest-earning assets	3.43%		1.50%		26.40%		(9.31)%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	3.43%		4.93%		31.33%		22.02%

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking Systems, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Seattle, Washington
February 27, 2009

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007	2006
	(in thousands except per share)
Interest Income
Loans	$147,830	$156,253	$123,998
Taxable securities	18,852	18,614	20,018
Tax-exempt securities	7,976	7,923	7,042
Federal funds sold and deposits in banks	402	1,427	617
Total interest income	175,060	184,217	151,675
Interest Expense
Deposits	45,307	59,930	40,838
Federal Home Loan Bank and Federal Reserve Bank borrowings	7,573	11,065	10,944
Long-term obligations	1,800	2,177	1,992
Other borrowings	867	2,225	138
Total interest expense	55,547	75,397	53,912
Net Interest Income	119,513	108,820	97,763
Provision for loan and lease losses	41,176	3,605	2,065
Net interest income after provision for loan and lease losses	78,337	105,215	95,698
Noninterest Income
Service charges and other fees	14,813	13,498	11,651
Merchant services fees	8,040	8,373	8,314
Redemption of Visa and Mastercard shares	3,028	- -	- -
Gain on sale of investment securities, net	846	- -	36
Impairment charge on investment securities	(19,541)	- -	- -
Bank owned life insurance ("BOLI")	2,075	1,886	1,687
Other	5,589	3,991	2,984
Total noninterest income	14,850	27,748	24,672
Noninterest Expense
Compensation and employee benefits	49,315	46,703	38,769
Occupancy	12,838	12,322	10,760
Merchant processing	3,558	3,470	3,361
Advertising and promotion	2,324	2,391	2,582
Data processing	3,486	2,564	2,314
Legal and professional fees	1,969	4,912	2,099
Taxes, licenses and fees	2,917	2,882	2,499
Regulatory premiums	2,141	507	269
Net (gain) loss on sale of other real estate owned	(49)	5	(11)
Other	13,626	13,073	13,492
Total noninterest expense	92,125	88,829	76,134
Income before income taxes	1,062	44,134	44,236
Provision (benefit) for income taxes	(4,906)	11,753	12,133
Net Income	$5,968	$32,381	$32,103
Net Income Applicable to Common Shareholders	$5,498	$32,381	$32,103
Earnings per Common Share
Basic	$0.31	$1.93	$2.01
Diluted	$0.31	$1.91	$1.99
Dividends paid per common share	$0.58	$0.66	$0.57
Weighted average number of common shares outstanding	17,914	16,802	15,946
Weighted average number of diluted common shares outstanding	18,010	16,972	16,148

See accompanying notes to the Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31,
			2008	2007
			(in thousands)
ASSETS
Cash and due from banks			$84,787	$82,735
Interest-earning deposits with banks			3,943	11,240
Total cash and cash equivalents			88,730	93,975
Securities available for sale at fair value (amortized cost of $525,110 and $558,685, respectively)			528,918	561,366
Federal Home Loan Bank stock at cost			11,607	11,607
Loans held for sale			1,964	4,482
Loans, net of deferred loan fees of ($4,033) and ($3,931), respectively			2,232,332	2,282,728
Less: allowance for loan and lease losses			42,747	26,599
Loans, net			2,189,585	2,256,129
Interest receivable			11,646	14,622
Premises and equipment, net			61,139	56,122
Other real estate owned			2,874	181
Goodwill			95,519	96,011
Core deposit intangible, net			5,908	7,050
Other assets			99,189	77,168
Total Assets			$3,097,079	$3,178,713
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing			$466,078	$468,237
Interest-bearing			1,916,073	2,029,824
Total deposits			2,382,151	2,498,061
Federal Home Loan Bank and Federal Reserve Bank borrowings			200,000	257,670
Securities sold under agreements to repurchase			25,000	- -
Other borrowings			201	5,061
Long-term subordinated debt			25,603	25,519
Other liabilities			48,739	50,671
Total liabilities			2,681,694	2,836,982
Commitments and contingent liabilities (note 18)
Shareholders' equity:
	December 31,
	2008	2007
Preferred stock (76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	- -	73,743	- -
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	18,151	17,953	233,192	226,550
Retained earnings			103,061	110,169
Accumulated other comprehensive income			5,389	5,012
Total shareholders' equity			415,385	341,731
Total Liabilities and Shareholders' Equity			$3,097,079	$3,178,713

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
								Accumulated
	Preferred Stock			Common Stock				Other	Total
	Number of			Number of		Retained	Deferred	Comprehensive	Shareholders'
	Shares	Amount		Shares	Amount	Earnings	Compensation	Income (Loss)	Equity
	(in thousands)
Balance at January 1, 2006	- -	$	- -	15,831	$163,065	$66,051	$(92)	$(2,782)	$226,242
Comprehensive income:
Net income	- -		- -	- -	- -	32,103	- -	- -	32,103
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	- -	(1,032)	(1,032)
Net unrealized gain from cash flow hedging instruments	- -		- -	- -	- -	- -	- -	361	361
Total comprehensive income									31,432
Transition adjustment related to adoption of SFAS 123(R)	- -		- -	- -	(92)	- -	92	- -	- -
Common stock issued - stock option and other plans	- -		- -	148	2,090	- -	- -	- -	2,090
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	81	- -	- -	- -	- -	- -
Share-based payment			- -	- -	793	- -	- -	- -	793
Tax benefit associated with share-based payment	- -		- -	- -	907	- -	- -	--	907
Cash dividends paid on common stock	- -		- -	- -	- -	(9,117)	- -	- -	(9,117)
Balance at December 31, 2006	- -		- -	16,060	166,763	89,037	- -	(3,453)	252,347
Comprehensive income:
Net income	- -		- -	- -	- -	32,381	- -	- -	32,381
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	- -	5,540	5,540
Net unrealized gain from cash flow hedging instruments	- -		- -	- -	- -	- -	- -	2,925	2,925
Total comprehensive income									40,846
Acquisitions:
Shares issued to the shareholders of Mountain Bank Holding Company	- -		- -	993	31,652	- -	- -	- -	31,652
Shares issued to the shareholders of Town Center Bancorp	- -		- -	705	25,467	- -	- -	- -	25,467
Common stock issued - stock option and other plans	- -		- -	193	2,836	- -	- -	- -	2,836
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	67	- -	- -	- -	- -	- -
Purchase and retirement of common stock	- -		- -	(65)	(2,121)	- -	- -	- -	(2,121)
Share-based payment	- -		- -	- -	974	- -	- -	- -	974
Tax benefit associated with share-based payment	- -		- -	- -	979	- -	- -	- -	979
Cash dividends paid on common stock	- -		- -	- -	- -	(11,249)	- -	- -	(11,249)
Balance at December 31, 2007	- -		- -	17,953	226,550	110,169	- -	5,012	341,731
Cumulative effect of applying EITF 06-4 consensus	- -		- -	- -	--	(2,137)	- -	- -	(2,137)
Adjusted balance	- -		- -	17,953	226,550	108,032	- -	5,012	339,594
Comprehensive income:
Net income	- -		- -	- -	- -	5,968	- -	- -	5,968
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	- -	729	729
Net unrealized loss from cash flow hedging instruments	- -		- -	- -	- -	- -	- -	(352)	(352)
Total comprehensive income									6,345
Issuance of preferred stock and common stock warrant, net	77		73,743	- -	3,168	(43)	- -	- -	76,868
Common stock issued - stock option and other plans	- -		- -	137	1,906	- -	- -	- -	1,906
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	61	- -	- -	- -	- -	- -
Share-based payment	- -		- -	- -	1,327	22	- -	- -	1,349
Tax benefit associated with share-based payment	- -		- -	- -	241	- -	- -	- -	241
Accumulated preferred dividends	- -		- -	- -	- -	(427)	- -	- -	(427)
Cash dividends paid on common stock	- -		- -	- -	- -	(10,491)	- -	- -	(10,491)
Balance at December 31, 2008	77		$73,743	18,151	$233,192	$103,061	$ - -	$5,389	$415,385

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008		2007		2006
	(in thousands)
Cash Flows From Operating Activities
Net Income		$5,968		$32,381		$32,103
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses		41,176		3,605		2,065
Deferred income tax benefit		(14,409)		(2,607)		(1,988)
Stock-based compensation expense		1,349		974		793
Depreciation, amortization and accretion		7,046		6,685		7,713
Net realized gain on sale of securities		(846)		- -		(36)
Net realized gain on sale of other real estate and fixed assets		(589)		(216)		(317)
Gain on terminated cash flow hedging instruments		(1,693)		- -		- -
Impairment charge on investment securities		19,541		- -		- -
Net change in:
Loans held for sale		2,518		(3,084)		917
Interest receivable		2,969		(404)		(878)
Interest payable		(4,536)		6,014		744
Other assets		(12,698)		2,945		(4,766)
Other liabilities		(1,431)		4,306		2,011
Net cash provided by operating activities		44,365		50,599		38,361
Cash Flows From Investing Activities
Purchases of securities available for sale		(89,055)		(3,742)		(177,797)
Proceeds from sales of securities available for sale		53,512		29,867		43,099
Proceeds from principal repayments and maturities of securities available for sale		49,652		48,646		110,144
Proceeds from maturities of securities held to maturity		- -		578		703
Loans originated and acquired, net of principal collected		21,702		(288,099)		(147,040)
Purchases of premises and equipment		(10,479)		(5,591)		(4,455)
Proceeds from disposal of premises and equipment		925		216		126
Acquisition of Mt. Rainier and Town Center, net of cash acquired		- -		(32,356)		- -
Proceeds from sales of Federal Reserve Bank stock		- -		310		- -
Proceeds from termination of cash flow hedging instruments		8,100		- -		- -
Proceeds from sales of other real estate and other personal property owned		949		- -		29
Net cash provided by(used in) investing activities		35,306		(250,171)		(175,191)
Cash Flows From Financing Activities
Net increase(decrease) in deposits		(115,910)		170,025		17,862
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings		3,287,268		2,992,548		2,873,249
Repayments of Federal Home Loan Bank and Federal Reserve Bank borrowings		(3,344,938)		(2,948,678)		(2,761,849)
Proceeds from repurchase agreement borrowings		25,000		- -		- -
Repayment of repurchase agreement borrowings		- -		(20,000)		- -
Net increase(decrease) in other borrowings		(4,860)		4,863		17,626
Proceeds from issuance of preferred stock, net		76,868		- -		- -
Cash dividends paid on common stock		(10,491)		(11,249)		(9,117)
Proceeds from issuance of common stock		1,906		2,836		2,090
Repurchase of common stock		- -		(2,121)		- -
Excess tax benefit from stock-based compensation		241		979		907
Net cash provided by(used in) financing activities		(84,916)		189,203		140,768
Increase(decrease) in cash and cash equivalents		(5,245)		(10,369)		3,938
Cash and cash equivalents at beginning of year		93,975		104,344		100,406
Cash and cash equivalents at end of year		$88,730		$93,975		$104,344
Supplemental Information:
Cash paid for interest		$60,083		$69,383		$53,168
Cash paid for income tax		$9,937		$13,930		$14,575
Loans foreclosed and transferred to other real estate owned or other personal property owned		$3,564	$	- -	$	- -
Transfer of securities from held to maturity to available for sale	$	- -		$1,258	$	- -
Share-based consideration issued for acquisitions		- -		$57,119	$	- -

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

Columbia Banking System, Inc. (the “Company”), through its wholly owned banking subsidiaries, provides a full range of banking services to small and medium-sized businesses, professionals and other individuals generally based in western Washington state and the northern coastal and Portland metropolitan areas of Oregon. At December 31, 2008, the Company conducted its banking services in 53 office locations with the majority of its loans, loan commitments and core deposits geographically concentrated in the Puget Sound region of Washington state.

In Washington state, the Portland metropolitan and northern coastal areas of Oregon, the Company conducts a full-service commercial banking business through its wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank”).

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of the Company and its wholly owned banking subsidiary, Columbia Bank. Intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), requires that all business combinations be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also, under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

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

The allowance consists of general, specific, and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are impaired.  For impaired loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The unallocated allowance provides for other credit losses inherent in the Company’s loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. As required by SFAS 133, all derivatives are reported at their fair value on the Consolidated Balance Sheets

The Company enters into derivative contracts to add stability to interest income and to manage its exposure to changes in interest rates. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other economic purposes (an “economic” hedge) and not formally designated as part of qualifying hedging relationships under SFAS 133.

In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. To the extent that the hedge is ineffective, the changes in fair value will not offset and the difference is reflected in earnings.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.  When a cash flow hedge is discontinued, the net derivative gain or loss continues to be reported in accumulated other comprehensive income unless it is probable that the forecasted transactions will not occur by the end of the originally specified time period.  The net derivative gain or loss from a discontinued cash flow hedge is reclassified into earnings during the originally specified time period in which the forecasted transactions were to occur.

Derivatives used for other economic purposes are used as economic hedges in which the Company has not attempted to achieve the highly effective hedge accounting standard under SFAS 133. The changes in fair value of these instruments are recognized immediately in earnings.

The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. For hedging relationships in which effectiveness is measured, the correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value. The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. Stock redemptions are at the discretion of the FHLB.

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2008, intangible assets included on the Consolidated Balance Sheets consist of a core deposit intangible that is amortized using an accelerated method with an original estimated life of approximately 10 years.

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

Share-Based Payment

The Company maintains a share-based compensation plan (the “Plan”) as described in Note 15 that provides for the granting of share options and shares to eligible employees and directors.  The Company accounts for share options and shares granted under this plan in accordance with the requirements of  Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based compensation be recognized as an expense in the financial statement and that such cost be measured at the fair value of the award on the grant date.

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

Earnings per Common Share

Earnings per common share (“EPS”) are computed using the weighted average number of common and diluted common shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in determining the level of the allowance for loan and lease losses and the evaluation of goodwill for impairment.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold with maturities of 90 days or less.

Accounting Pronouncements Recently Issued or Adopted

Recently Issued Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Base Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share.  This FSP will be effective for the Company on January 1, 2009, and will require retrospective adjustment of all prior periods presented.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement amends and requires enhanced qualitative, quantitative and credit risk disclosures about an entity’s derivative and hedging activities, but does not change the scope or accounting principles of Statement No. 133.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative financial instruments and related hedged items, adoption of SFAS 161 will not impact the Company’s financial condition or results of operations.

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

Recently Adopted Accounting Pronouncements
In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets and amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises provide additional disclosures about their involvement in variable interest entities and certain special purpose entities.    This FSP was effective for the first reporting period ending after December 15, 2008.  Because FSP FAS 140-4 and FIN 46(R)-8  impact disclosures and not the accounting treatment for transfer of financial assets and interest in variable interest entities, adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. The Company adopted SFAS 157 on January 1, 2008 and there was no effect on our financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, the scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  FSP FAS 157-1 was effective upon the initial adoption of FASB Statement No. 157.  As the Company applied Statement No. 157 in a manner consistent with this FSP, adoption of this FSP had no effect on our financial condition or results of operations.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective when issued; adoption of this FSP had no effect on our financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 provides recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  On January 1, 2008 the Company recognized the effects of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of approximately $2.1 million and an increase in postretirement benefit liability of the same amount.

2.	Earnings per Common Share

Information used to calculate earnings per common share was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands except per share)
Net income	$5,968	$32,381	$32,103
Accumulated preferred dividends	(427)	- -	- -
Amortization of preferred stock discount	(43)	- -	- -
Net income applicable to common shareholders	$5,498	$32,381	$32,103
Basic weighted average common shares outstanding	17,914	16,802	15,946
Dilutive effect of potential common shares from:
Awards granted under equity incentive program	75	170	202
Common stock warrants	21	- -	- -
Diluted weighted average common shares outstanding	18,010	16,972	16,148
Earnings per common share
Basic	$0.31	$1.93	$2.01
Diluted	$0.31	$1.91	$1.99

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2008 totaled 54,912.  There were no anti-dilutive shares outstanding related to options to acquire common stock for the years 2007 and 2006.

3.	Cash and Cash Equivalents

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2008 and 2007 was approximately $225 thousand and $1.0 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities

At December 31, 2008, the Company’s securities portfolio primarily consisted of securities issued by U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities.  All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company did not have any other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008:
U.S. Government sponsored enterprise	$488	$ - -	$ - -	$488
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	335,207	6,889	(258)	341,838
State and municipal securities	188,415	2,547	(5,309)	185,653
Other securities	1,000	- -	(61)	939
Total	$525,110	$9,436	$(5,628)	$528,918

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007:
U.S. Government sponsored enterprise	$61,137	$216	$(53)	$61,300
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	304,475	1,132	(1,865)	303,742
State and municipal securities	190,673	3,782	(490)	193,965
Other securities	2,400	- -	(41)	2,359
Total	$558,685	$5,130	$(2,449)	$561,366

 Gross realized losses amounted to $36 thousand, $0 and $504 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Gross realized gains amounted to $882 thousand, $0 and $540 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2008
	Amortized Cost	Fair Value
	(in thousands)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$58	$59
Over 1 through 5 years	2,057	2,078
Over 5 through 10 years	139,046	140,318
Over 10 years	194,046	199,383
Total	$335,207	$341,838

State and municipal securities
Due through 1 year	$1,801	$1,804
Over 1 through 5 years	16,091	16,839
Over 5 through 10 years	36,028	36,444
Over 10 years	134,495	130,566
Total	$188,415	$185,653

(1)	The maturities reported for mortgage-backed securities and collateralized mortgage obligations are based on contractual maturities and principal amortization.

At December 31, 2008 and 2007, available for sale securities with a fair value of $370.0 million and $326.6 million, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings, and for other purposes as required or permitted by law.

The following tables summarizes information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 months				12 Months or More				Total
December 31, 2008	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses
	(in thousands)
U.S. Government sponsored enterprise	$	- -	$	- -	$	- -	$	- -	$	- -	$	- -
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations		562		(3)		17,414		(255)		17,976		(258)
State and municipal securities		95,560		(4,744)		6,863		(565)		102,423		(5,309)
Other securities		- -		- -		939		(61)		939		(61)
Total		$96,122		$(4,747)		$25,216		$(881)		$121,338		$(5,628)

	Less than 12 months				12 Months or More		Total
December 31, 2007	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored enterprise	$	- -	$	- -	$17,678	$(53)	$17,678	$(53)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations		16,897		(28)	170,932	(1,837)	187,829	(1,865)
State and municipal securities		19,725		(112)	24,549	(378)	44,274	(490)
Other securities		- -		- -	959	(41)	959	(41)
Total		$36,622		$(140)	$214,118	$(2,309)	$250,740	$(2,449)

At December 31, 2008, there were 123 state and municipal government securities in an unrealized loss position, of which 8 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2008 none of the obligations of state and local government entities held by the Company had an adverse credit rating. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the credit quality of these securities remains above investment grade and the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

At December 31, 2008, there were 12 U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 9 were in a continuous loss position for 12 months or more. The unrealized losses on U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations were caused by interest rate changes subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company has the ability and intent to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

At December 31, 2008, there was one other security, a mortgage-backed securities fund, which was in a continuous loss position for 12 months or more. The unrealized loss on this security was caused by interest rate changes subsequent to the purchase of the security. It is expected that this security would not be settled at a price less than the amortized cost of the investment. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. Because the Company has the ability and intent to hold these investments until a recovery of market value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2008.

5.	Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net income as reported	$5,968	$32,381	$32,103
Unrealized gain(loss) from securities:
Net unrealized holding gain(loss) from available for sale securities arising during the year, net of tax of $(699), $(2,985) and $572	1,275	5,540	(1,009)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $300, $0 and $13	(546)	- -	(23)
Net unrealized gain(loss) from securities, net of reclassification adjustment	729	5,540	(1,032)
Unrealized gain(loss) from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the year, net of tax of $410, $1,552 and $197	754	2,847	361
Reclassification adjustment of net (gain)loss included in income, net of tax of $587, $43 and $0	(1,106)	78	- -
Net unrealized gain(loss) from cash flow hedging instruments	(352)	2,925	361
Total comprehensive income	$6,345	$40,846	$31,432

 6.       Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2008	2007
	(in thousands)
Commercial business	$810,922	$762,365
Real estate:
One-to-four family residential	57,237	60,991
Commercial and five or more family residential properties	862,595	852,139
Total real estate	919,832	913,130
Real estate construction:
One-to-four family residential	209,682	269,115
Commercial and five or more family residential properties	81,176	165,490
Total real estate construction	290,858	434,605
Consumer	214,753	176,559
Subtotal	2,236,365	2,286,659
Less deferred loan fees and other	(4,033)	(3,931)
Total loans, net of deferred loan fees	$2,232,332	$2,282,728
Loans held for sale	$1,964	$4,482

Non-accrual loans totaled $106.2 million and $14.0 million at December 31, 2008 and 2007, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $4.1 million for 2008, $814,000 for 2007 and $497,000 for 2006. At December 31, 2008 and 2007, there were no commitments of additional funds for loans accounted for on a non-accrual basis.

At December 31, 2008 and 2007, the total recorded investment in impaired loans was $106.8 million and $12.4 million, respectively.  At December 31, 2008, $8.3 million of impaired loans had a specific valuation allowance of $1.2 million.  At December 31, 2007, $5.2 million of impaired loans had a specific valuation allowance of $820,000. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007, and 2006, was $134.1 million, $11.4 million, and $5.2 million, respectively. Interest income recognized on impaired loans was $40 thousand in 2008, $13,000 in 2007, and $51,000 in 2006.

At December 31, 2008 and 2007, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $8.8 million and $13.6 million at December 31, 2008 and 2007, respectively. During 2008, $4.2 million of related party loans were made and repayments totaled $9.0 million. During 2007, $7.7 million related party loans were made and repayments totaled $6.1 million.

At December 31, 2008 and 2007 $467.7 million and $106.3 million of commercial and residential real estate loans were pledged as collateral on FHLB borrowings.

7.	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Changes in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$26,599	$20,182	$20,829
Loans charged off	(25,987)	(1,213)	(3,195)
Recoveries	959	833	483
Net chargeoffs	(25,028)	(380)	(2,712)
Balance established in acquisition	- -	3,192	- -
Provision charged to expense	41,176	3,605	2,065
Balance at end of year	$42,747	$26,599	$20,182

    Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$349	$339	$339
Net changes in the allowance for unfunded loan commitments and letters of credit	151	10	-
Balance at end of year	$500	$349	$339

8.        Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2008	2007
	(in thousands)
Land	$17,507	$15,026
Buildings	44,374	40,321
Leasehold improvements	2,833	2,208
Equipment under capital lease	510	537
Furniture and equipment	22,671	22,685
Vehicles	339	358
Computer software	8,716	7,655
Total cost	96,950	88,790
Less accumulated depreciation and amortization	(35,811)	(32,668)
Total	$61,139	$56,122

Total depreciation and amortization expense on buildings and furniture and equipment was $5.0 million, $4.5 million, and $4.4 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

9.	Goodwill and Other Intangibles

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2008 and 2007:

	Goodwill	CDI
	(in thousands)
Balance at December 31, 2006	$29,723	$2,944
Additions	66,288	4,825
Amortization	- -	(719)
Balance at December 31, 2007	96,011	7,050
Additions	- -	- -
Amortization	- -	(1,142)
Other	(492)	- -
Balance at December 31, 2008	$95,519	$5,908

The change in goodwill from year-end 2007 is due to income tax adjustments related to the 2007 acquisitions resulting from the preparation in 2008 of final income tax returns.  Amortization expense on the CDI was $1.1 million in 2008, $719 thousand in 2007 and $452 thousand in 2006. The Company estimates that aggregate amortization expense on the CDI will be $1.0 million for 2009, $963 thousand for 2010, $893 thousand for 2011, $832 thousand for 2012 and $780 thousand for 2013.

The products and services of companies previously acquired are comparable to the Company's retail banking operations.  Accordingly, goodwill has been assigned to the retail banking reporting unit for purposes of impairment testing.  We review our goodwill for impairment annually during the third quarter.  Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

A significant amount of judgment is involved in determining if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such indicators may include, among others: declines in the value of our stock price, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and an adverse action or assessment by a regulator.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value.  We estimate fair value using three approaches: allocation of corporate value, discounted cash flow and comparable market statistics.  The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units based on a common financial measure such as assets or earnings.  This type of allocation methodology is most effective when the reporting units of the Company are highly similar.  A key assumption in this approach is the control premium applied to the aggregate market value.  A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share.  The discounted cash flow approach uses a reporting unit’s projection of future cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions.  Finally, the comparable market statistics approach estimates the value of the Company by comparing it to trading multiples involving similar companies.  Key assumptions include the control premium as described above.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any.  The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination.  Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

During the third quarter of 2008, we conducted our annual goodwill impairment test and concluded the fair value of the retail banking reporting unit exceeded its carrying value and, accordingly, did not perform the second step of the goodwill impairment test.  During the fourth quarter of 2008, due to the poor overall economic conditions, declines in the value of our stock price as well as our competitors and a challenging environment for the financial services industry, we concluded a triggering event had occurred indicating potential impairment.  Accordingly we conducted an interim impairment test of our goodwill as of November 30, 2008.

  At November 30, 2008 we had three reporting units, retail banking, commercial banking and private banking.  Based upon the acquisition history of the Company, all of the Company’s goodwill is assigned to the retail banking reporting unit.  As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of the retail banking reporting unit utilizing the three approaches described above.  Based on the results of the step one impairment test, a potential impairment loss was indicated.  Accordingly, we performed the second step of the impairment test to measure the amount of any impairment loss.

Groups of assets and liabilities of the retail banking reporting unit subject to the most material valuation adjustments in the second step include loans, certificates of deposit and core deposits.  The loan portfolio was valued utilizing the comparable market statistics approach.  This approach estimates the value of an asset by comparing it to transactions involving similar assets.  The key assumption in this approach is the discount percentage applied to the value of the asset.  The discounted cash flow approach was also considered in valuing the loan portfolio but was not utilized due to the difficulty in obtaining both accurate estimates of future cash flow amounts and reliable discount rates.  The value of the core deposits is the present value of the cost savings generated by core deposits.  Key variables in this valuation include the life of the accounts, the interest rates on the deposit accounts, the operating costs of the deposit accounts, the cost of an alternate source of funds and any other income associated with the deposit accounts.

Based upon the pro forma purchase price allocation, we determined that there was no goodwill impairment for the year ended December 31, 2008.  Continued declines in the value of our stock price or significant adverse changes in legal factors or in the business climate for the financial services industry may result in a future impairment charge.  It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in management’s judgments, assumptions and estimates made in assessing the fair value of goodwill, could result in an impairment charge of a portion or all of our goodwill.  If we recorded an impairment charge, our financial position and results of operations would be adversely affected.

10.      Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2008	2007
Deposit Composition	(in thousands)
Core deposits:
Demand and other non-interest bearing	$466,078	$468,237
Interest bearing demand	519,124	478,596
Money market	530,065	609,502
Savings	122,076	115,324
Certificates of deposit less than $100,000	303,704	324,734
Total core deposits	1,941,047	1,996,393
Certificates of deposit greater than $100,000	338,971	428,885
Wholesale certificates of deposit (CDARS®)	39,903	762
Wholesale certificates of deposit	62,230	72,021
Total deposits	$2,382,151	$2,498,061

The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2009	$333,100
2010	11,499
2011	6,961
2012	2,796
2013	2,109
Thereafter	- -
Total	$356,465

11.	Federal Home Loan Bank and Federal Reserve Bank Borrowings

The Company has entered into borrowing arrangements with the Federal Home Loan Bank of Seattle (“FHLB”) to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements.  All borrowings are secured by stock of the FHLB, certain pledged available for sale investment securities and a blanket pledge of qualifying loans receivable. At December 31, 2008 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances
	Adjustable rate		Fixed rate		Total
	advances		advances		advances
	Wtd Avg Rate	Amount	Wtd Avg Rate	Amount	Wtd Avg Rate	Amount
	(dollars in thousands)
Due through 1 year	0.63%	$49,000	3.89%	$1,000	0.64%	$50,000
Over 1 through 5 years	- -	- -	2.49%	100,000	2.49%	100,000
Total FHLB advances	0.63%	$49,000	2.50%	$101,000	1.89%	$150,000

The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Balance at end of year	$150,000	$257,670	$205,800
Average balance during the year	$282,624	$207,521	$208,594
Maximum month-end balance during the year	$349,000	$264,250	$303,000
Weighted average rate during the year	2.53%	5.27%	5.25%
Weighted average rate at December 31	1.89%	4.59%	5.56%

FHLB advances are collateralized by the following:

	December 31,
	2008	2007
	(in thousands)
Fair value of investment securities	$168,537	$274,354
Recorded value of blanket pledge on loans receivable	467,682	106,344
Total	$636,219	$380,698
FHLB Borrowing Capacity	$486,219	$50,998

The Company is also eligible to borrow under the Federal Reserve Bank’s primary credit program, including the Term Auction Facility (“TAF”) auctions.  All borrowings are secured by certain pledged available for sale investment securities. At December 31, 2008 Federal Reserve Bank borrowings were scheduled to mature as follows:

Federal Reserve Bank Borrowings
	Adjustable rate			Fixed rate		Total
	advances			advances		advances
	Wtd Avg Rate	Amount		Wtd Avg Rate	Amount	Wtd Avg Rate	Amount
(dollars in thousands)
Due through 1 year	0.00%	$	- -	0.60%	$50,000	0.60%	$50,000

The maximum, average outstanding and year-end balances and average interest rates on borrowings from the Federal Reserve Bank were as follows for the years ended December 31, 2008, 2007 and 2006:
	Years ended December 31,
	2008	2007		2006
	(dollars in thousands)
Balance at end of year	$50,000	$	- -	$	- -
Average balance during the year	$14,569		$54		$27
Maximum month-end balance during the year	$120,000	$	- -	$	- -
Weighted average rate during the year	0.62%		5.36%		5.50%
Weighted average rate at December 31	0.60%		0.00%		0.00%

Federal Reserve Bank borrowings are collateralized by the following:

	December 31,
	2008	2007
	(in thousands)
Fair value of investment securities	$144,754	$22,672
Federal Reserve Bank borrowing capacity	$94,754	$22,672

12.      Other Borrowings

Securities Sold Under Agreements to Repurchase
The Company has entered into wholesale repurchase agreements with certain brokers.  At December 31, 2008, the Company held $25.0 million in whole sale repurchase agreements with an interest rate of 1.88%.  Securities available for sale with a carrying amount of $28.5 million were pledged as collateral for the repurchase agreement borrowings.  The broker holds the securities while the Company continues to receive the principal and interest payments from the securities.  Upon maturity of the agreement, the pledged securities will be returned to the Company.

Credit Line
The Company has a $20.0 million unsecured line of credit with a large commercial bank with an interest rate indexed to LIBOR.  At December 31, 2008 and 2007, the outstanding balance was $100 thousand and $5.0 million, respectively with an interest rate of 2.43% at December 31, 2008.

13.	Long-term Subordinated Debt

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 7.00% at December 31, 2008. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt after ten years at par, allowing the Company to retire the debt early if conditions are favorable. In accordance with FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities”, the Trust is deconsolidated with the result being that the trust preferred obligations are classified as long-term subordinated debt on the Company’s Consolidated Balance Sheet and the Company’s related investment in the Trust of $681,000 is recorded in other assets. At December 31, 2008 and 2007, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.  Through a 2007 acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations from the Town Center Bancorp Statutory Trust; these debentures had a rate of 8.57% at December 31, 2008.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.  At December 31, 2008 and 2007, the balance of the Company’s investment in this Town Center Bancorp Statutory Trust was $93,000 which is recorded in other assets on the Consolidated Balance Sheets.

14.	Income Tax

 The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax expense	$9,503	$14,360	$14,121
Deferred benefit	(14,409)	(2,607)	(1,988)
Total	$(4,906)	$11,753	$12,133

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$15,139	$9,284
Supplemental executive retirement plan	4,684	4,379
Stock option and restricted stock	873	536
Litigation reserve	199	627
Preferred stock	6,920	- -
Other	1,847	483
Total deferred tax assets	29,662	15,309
Deferred tax liabilities:
FHLB stock dividends	(1,985)	(2,028)
Purchase accounting	(2,093)	(2,534)
Section 481 adjustment-deferred fees	(105)	(150)
Deferred loan fees	(885)	- -
Unrealized gain on investment securities	(1,353)	(954)
Unrealized gain on cash flow hedging instruments	- -	(1,750)
Depreciation	(753)	(1,165)
Total deferred tax liabilities	(7,174)	(8,581)
Net deferred tax assets	$22,488	$6,728

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Income tax based on statutory rate	$372	35%	$15,447	35%	$15,483	35%
Reduction resulting from:
Tax credits	(725)	(68)%	(711)	(1)%	(566)	(1)%
Tax exempt instruments	(2,810)	(265)%	(2,631)	(6)%	(2,484)	(6)%
Life insurance proceeds	(940)	(89)%	- -	0%	- -	0%
Other nondeductible items	(803)	(76)%	(352)	(1)%	(300)	(1)%
Income tax provision (benefit)	$(4,906)	(463)%	$11,753	27%	$12,133	27%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As of December 31, 2008, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2008 and 2007. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2007, 2006, and 2005.

15.	Share-Based Payments

At December 31, 2008, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,191,482 shares.

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

A summary of the status of the Company’s nonvested shares as of December 31, 2008, 2007 and 2006 is presented below:
Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	8,000	$24.34
Granted	87,025	33.04
Vested	(6,000)	27.74
Forfeited	(5,850)	33.10
Nonvested at December 31, 2006	83,175	32.58
Granted	76,250	31.63
Vested	(6,500)	28.27
Forfeited	(9,600)	31.32
Nonvested at December 31, 2007	143,325	32.36
Granted	69,360	23.65
Vested	(13,065)	30.89
Forfeited	(8,300)	29.72
Nonvested at December 31, 2008	191,320	$29.41

As of December 31, 2008, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $404 thousand, $184 thousand, and $166 thousand, respectively.

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

Assumptions utilized in the Black-Scholes option valuation model and the resulting fair value for options granted during the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	For The Twelve Months Ended December 31,
	2008	2007	2006
Expected Life (in years)	- -	4.14	- -
Expected Volatility	- -	29.47%	- -
Weighted Average Risk-free Interest Rate	- -	4.53%	- -
Expected Annual Dividend Yield	- -	2.01%	- -
Weighted Average Fair Value	- -	$15.61	- -

            A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2007	331,868	$14.77
Granted	-	-
Forfeited	(7,861)	20.87
Expired	(13,341)	10.82
Exercised	(108,685)	11.60
Balance at December 31, 2008	201,981	$16.49	3.3	$110
Total Exercisable at December 31, 2008	201,981	$16.49	3.3	$110

The weighted average grant-date fair value of options granted during the years 2007 $15.61. No options were granted in 2008 and 2006.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $1.2 million, $3.3 million, and $2.7 million, respectively.

As of December 31, 2008, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$3.09 - 6.17	10,177	2.8	$4.91	10,177	$4.91
6.18 - 9.25	2,326	3.9	6.31	2,326	6.31
9.26 - 12.34	59,364	1.1	11.62	59,364	11.62
12.35 - 15.43	42,236	4.0	13.98	42,236	13.98
15.44 - 18.51	13,749	3.6	17.29	13,749	17.29
18.52 - 21.60	21,648	5.5	18.95	21,648	18.95
21.61 - 24.68	15,500	3.9	22.95	15,500	22.95
24.69 - 27.77	31,310	3.9	25.77	31,310	25.77
27.78 - 30.86	5,671	8.1	30.86	5,671	30.86
	201,981	3.3	$16.49	201,981	$16.49

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2008 and 2007, the Company recognized pre-tax share-based compensation expense of $1.3 million and $974 thousand, respectively.

16.	Regulatory Capital Requirements

The Company (on a consolidated basis) and its banking subsidy are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008 and 2007, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2008 and 2007, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008
Total Capital (to risk-weighted assets):
The Company	$365,797	14.25%	$205,388	8.0%	N/A	N/A
Columbia Bank	$287,665	11.21%	$205,202	8.0%	$256,503	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$333,568	12.99%	$102,694	4.0%	N/A	N/A
Columbia Bank	$255,464	9.96%	$102,601	4.0%	$153,902	6.0%
Tier 1 Capital (to average assets):
The Company	$333,568	11.27%	$118,418	4.0%	N/A	N/A
Columbia Bank	$255,464	8.64%	$118,288	4.0%	$147,860	5.0%
As of December 31, 2007
Total Capital (to risk-weighted assets):
The Company	$285,606	10.90%	$209,618	8.0%	N/A	N/A
Columbia Bank	$257,753	10.49%	$196,532	8.0%	$245,665	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$258,658	9.87%	$104,809	4.0%	N/A	N/A
Columbia Bank	$232,707	9.47%	$98,266	4.0%	$147,399	6.0%
Tier 1 Capital (to average assets):
The Company	$258,658	8.54%	$121,122	4.0%	N/A	N/A
Columbia Bank	$232,707	8.23%	$113,056	4.0%	$141,320	5.0%

17.	Employee Benefit Plans

401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $818 thousand during 2008, $811 thousand during 2007, and $867 thousand during 2006, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $1.0 million during 2008, $1.6 million during 2007 and $1.2 million during 2006.

Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 37,179 shares for $568 thousand in 2008, 21,633 shares for $634 thousand in 2007 and 18,952 shares for $542 thousand in 2006.  At December 31, 2008 there were 29,141 shares available for purchase under the ESP plan.

Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. Associated with the SERP benefit is a death benefit for each participant’s beneficiary. Beneficiaries are entitled to a split dollar share of proceeds from life insurance policies purchased by the Company. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 5.75% in 2008 and 2007. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$7,912	$4,182
Benefit expense	917	828
Established through acquisitions	- -	3,203
Benefit payments	(288)	(301)
Balance at end of year	$8,541	$7,912

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2009	$294
2010	380
2011	386
2012	392
2013	398
2014 through 2018	2,911
Total	$4,761

2008 Life Insurance Replacement Policy Program
On January 1, 2008 we recognized the effects of applying the consensus in EITF 06-4 through a change in accounting principle with a cumulative-effect adjustment to retained earnings, net of tax, of approximately $2.1 million and an increase in postretirement benefit liability of $3.3 million.  During 2008, the Company completed a life insurance replacement policy program in which the individuals participating in the split dollar life insurance arrangements agreed to terminate their postretirement split dollar life insurance benefits.  In exchange, the Company purchased replacement life insurance policies for the covered individuals which offered comparable life insurance benefits but for which the Company ultimately receives 100% of the death benefit.  The benefit of reversing the postretirement liability accrued under EITF 06-4 coupled with the expense associated with purchasing the replacement policies resulted in the Company recognizing in 2008 a one-time net increase in income before income taxes of approximately $100 thousand.

18.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases locations as well as equipment under various non-cancelable operating leases that expire between 2009 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2008, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2009	$3,371
2010	3,192
2011	3,041
2012	2,851
2013	2,764
Thereafter	8,839
Total minimum payments	$24,058

Total rental expense on buildings and equipment, net of rental income of $674 thousand, $669 thousand, and $768 thousand, was $3.2 million, $3.1 million, and $2.8 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various noncancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with SFAS No. 13, “Accounting for Leases” and is being amortized over the life of the respective leases. At December 31, 2008 and 2007, the deferred gain was $483 thousand and $565 thousand, respectively, and is included in “other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2008 and 2007, the Company’s loan commitments amounted to $703.3 million and $857.6 million, respectively. Standby letters of credit were $41.9 million and $33.6 million at December 31, 2008 and 2007, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $362 thousand and $1.1 million at December 31, 2008 and 2007, respectively.

Public Funds:  The Company’s subsidiary bank is a public depositary and, accordingly, accepts deposit funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, municipal corporations, and other public funds.  In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each public depositary as it existed on the date of loss.

Legal Proceedings: The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

In 2007 Visa, Inc. (“Visa”) completed a restructuring and issued shares of Visa Inc. Class B common stock to its financial institution members in contemplation of its initial public offering (“IPO”).  After the restructuring, member financial institutions became guarantors of certain of Visa’s litigation liabilities (“covered litigation”) based upon their proportionate share of the membership base.  Also in 2007, Visa announced that it had reached a settlement in the amount of $2.07 billion to resolve certain restraint of trade litigation brought by American Express. Accordingly, in 2007, the Company recognized a pre-tax charge of approximately $1.8 million related to the American Express settlement and the remaining covered litigation.  This charge was included in the legal and professional services line item of the 2007 consolidated statement of income.

In March 2008 Visa completed its initial public offering and subsequently funded a litigation escrow account with $3.0 billion from its IPO proceeds.  In November 2008, Visa announced that it had reached a settlement in the amount of $1.89 billion, $1.74 billion to be funded from the escrow account, to settle covered litigation with Discover Financial Services.  In December 2008, Visa deposited an additional $1.1 billion into the litigation escrow account.  As a result of the settlements with Discover Financial Services and American Express and based on the Company’s Visa USA membership percentage, the Company recognized a reversal of previously accrued legal expense of $1.3 million.  This reversal is included in the legal and professional services line item of the consolidate statements of income.  At December 31, 2008 the Company’s remaining reserve for covered litigation was $485 thousand and we held approximately 73 thousand Class B shares.  When Visa funds the litigation escrow account, the Company, and other Visa financial institution members, bears the expense via a reduction of the as converted Class B share count.  The Company anticipates the value of its remaining unredeemed Class B Visa common shares will more than offset its liabilities related to the remaining covered litigation.

19.	Fair Value Accounting and Measurement

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

    The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at	Fair Value Measurements at Reporting Date Using
	December 31, 2008	Level 1		Level 2	Level 3
	(in thousands)
Assets
Securities available for sale	$528,918		$488	$528,430	$	- -
Interest rate swap agreements	$14,933	$	- -	$14,933	$	- -
Liabilities
Interest rate swap agreements	$14,933	$	- -	$14,933	$	- -

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured by the fair market value of the collateral if the loan is collateral dependent.

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

     The following table presents the carrying value of certain financial and nonfinancial assets by level within the fair value hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008:

	Fair value at	Fair Value Measurements at Reporting Date Using
	December 31, 2008	Level 1			Level 2		Level 3
	(in thousands)
Impaired loans	$7,121	$	- -	-	$	- -	$7,121
Other real estate owned	2,426		- -			- -	2,426
	$9,547	$	- -		$	- -	$9,547

In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $8.3 million had specific valuation allowances totaling $1.2 million, which were included in the allowance for loan and lease losses.

Other real estate owned with a carrying amount of $2.6 million was acquired during the year ended December 31, 2008.  In accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, these long-lived assets held for sale were written down to their fair value of $2.4 million, less cost to sell of $270 thousand (or $2.2 million), resulting in a loss of $434 thousand, which was charged to the allowance for loan and lease losses during the period.

20.	Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		December 31,
		2008		2007
	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	Approximately equal to carrying value	$84,787	$84,787	$82,735	$82,735
Interest-earning deposits with banks	Approximately equal to carrying value	3,943	3,943	11,240	11,240
Securities available for sale	Quoted market prices, discounted expected future cash flows	528,918	528,918	561,366	561,366
Loans held for sale	Approximately equal to carrying value	1,964	1,964	4,482	4,482
Loans	2008: Comparable market statistics 2007:Discounted expected future cash flows, net of ALLL	2,189,585	2,023,405	2,256,129	2,275,949

Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$2,382,151	$2,390,024	$2,498,061	$2,499,331
Federal Home Loan Bank and Federal Reserve Bank borrowings	Discounted expected future cash flows	200,000	203,898	257,670	257,535
Repurchase agreements	Discounted expected future cash flows	25,000	25,055	- -	- -
Other borrowings	Approximately equal to carrying value	201	201	5,061	5,061
Long-term obligations	2008: Discounted expected future cash flows 2007: Approximately equal to carrying value	25,603	14,813	25,519	25,519

Off-Balance-Sheet Financial Instruments: The fair value of commitments, guarantees, and letters of credit at December 31, 2008 and 2007, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

21.	Derivatives and Hedging Activities

Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate.  The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million.  The interest rate floors had an original maturity date of April 4, 2011.  In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, the net derivative gain related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the year ended December 31, 2008, $1.7 million of the net derivative gain was reclassified into earnings.  For the year ended December 31, 2009, the Company estimates that $2.4 million of the net derivative gain will be reclassified from accumulated other comprehensive income into interest income.

Customer Derivatives: The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates.  Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement.  This swap agreement effectively converts the customer’s variable rate loan into a fixed rate.  The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement.  At December 31, 2008, the notional amount of such arrangements was $114.9 million and investment securities with a fair value of $16.4 million were pledged as collateral to the third parties.  As the interest rate swap agreements with the customers and third parties are not designated as hedges under SFAS 133, the instruments are marked to market in earnings.

22.	Business Segment Information

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

Effective January 1, 2008 the Company implemented a more robust internal funds transfer pricing methodology.  Internal funds transfer pricing refers to the process we utilize to give an earnings credit to a branch or revenue center for the deposit funds they generate while providing an earnings charge to the centers that use deposit funds to make loans.  The implementation of this methodology changed the basis of measurement for segment net interest income as presented in the tables below.  Generally, this methodology had the effect of increasing net interest income for the commercial banking segment with a corresponding decrease in net interest income for the retail banking segment.  The increase in net interest income for the commercial banking segment is driven primarily by the earnings credit for deposit funds generated within that segment.  In prior years, the retail banking segment benefited from the earnings credit for deposit funds generated by the commercial banking segment.  Segment net interest income after provision for loan and lease losses for the current year is not directly comparable to the same line item for the prior years as those prior years cannot practicably be restated.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

Condensed Statement of Operations

	Year Ended December 31, 2008
	Commercial Banking	Retail Banking	Other	Total
	(in thousands)
Net interest income	$47,461	$55,411	$16,641	$119,513
Provision for loan and lease losses	- -	- -	(41,176)	(41,176)
Net interest income after provision for loan and lease losses	47,461	55,411	(24,535)	78,337
Noninterest income	3,624	9,089	2,137	14,850
Noninterest expense	(22,587)	(41,679)	(27,859)	(92,125)
Income (loss) before income taxes	28,498	22,821	(50,257)	1,062
Income tax benefit				4,906
Net income				$5,968
Total assets	$1,443,029	$1,000,209	$653,841	$3,097,079

	Year Ended December 31, 2007
	Commercial Banking	Retail Banking	Other	Total
	(in thousands)
Net interest income	$30,062	$82,306	$(3,548)	$108,820
Provision for loan and lease losses			(3,605)	(3,605)
Net interest income after provision for loan and lease losses	30,062	82,306	(7,153)	105,215
Noninterest income	3,192	8,571	15,985	27,748
Noninterest expense	(11,582)	(28,181)	(49,066)	(88,829)
Income (loss) before income taxes	21,672	62,696	(40,234)	44,134
Income tax provision				(11,753)
Net income				$32,381
Total assets	$1,474,678	$1,068,282	$635,753	$3,178,713

	Year Ended December 31, 2006
	Commercial Banking	Retail Banking	Other	Total
	(in thousands)
Net interest income	$22,870	$79,366	$(4,473)	$97,763
Provision for loan and lease losses			(2,065)	(2,065)
Net interest income after provision for loan and lease losses	22,870	79,366	(6,538)	95,698
Noninterest income	2,076	7,700	14,896	24,672
Noninterest expense	(10,197)	(25,642)	(40,295)	(76,134)
Income (loss) before income taxes	14,749	61,424	(31,937)	44,236
Income tax provision				(12,133)
Net income				$32,103
Total assets	$1,204,269	$682,029	$666,833	$2,553,131

23.	Preferred Stock and Warrant

On November 21, 2008, the Company entered into a Securities Purchase Agreement-Standard Terms with the U.S. Department of Treasury (the “Treasury”) pursuant to which the Company sold to the Treasury for an aggregate purchase price of $76.9 million, 76,898 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Preferred Stock”) and a warrant to purchase 796,046 shares of common stock (the “Warrant”) as part of the Treasury’s previously announced Troubled Asset Relief Program Capital Purchase Program.

The Preferred Stock is non-voting, has an aggregate liquidation preference of $76.9 million and an annual dividend rate of 5% for the first five years, and 9% thereafter.  Dividends are cumulative and payable quarterly.  The Preferred Stock may not be redeemed for a period of three years from the date of issue, except with the proceeds from the issuance of Tier 1-qualifying perpetual preferred or common stock from which the aggregate gross proceeds to the Company are not less than 25% of the issue price of the Preferred Stock. The Preferred Stock ranks senior to common shares both as to dividend and liquidation preferences.  In addition, the Company is subject to the following restrictions:

Restrictions on Dividends
For as long as the Preferred Stock is outstanding, the Company may not declare or pay dividends on, or redeem, repurchase, or otherwise acquire shares of its common stock unless all accrued and unpaid dividends on the Preferred Stock are fully paid.

Increase in Common Dividends
The Treasury’s consent is required for any increase in common dividends per share until the third anniversary of the issue date unless the Preferred Stock is redeemed in whole prior to the third anniversary or the Treasury has transferred all of the Preferred Stock to third parties.

Repurchases
The Treasury’s consent is required for any share repurchases, with certain limited exceptions, until the third anniversary of the date of issue unless the Preferred Stock is redeemed in whole prior to the third anniversary or the Treasury has transferred all of the Preferred Stock to third parties.

The Warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $14.49 per share.  The Treasury may not exercise the Warrant for, or transfer the Warrant with respect to, more than half of the initial shares of common stock underlying the Warrant prior to the earlier of (i) the date on which the Company receives aggregate gross proceeds of not less then $76.9 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  The number of shares to be delivered upon settlement of the Warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate Liquidation Preference of the Preferred Stock from ore or more Qualified Equity Offerings prior to December 31, 2009.

The $76.9 million in proceeds was allocated to the Preferred Stock and the Warrant based on their relative fair values at issuance (approximately $73.7 million was allocated to the Preferred Stock and approximately $3.2 million to the Warrant).  The difference between the initial value allocated to the Preferred Stock of approximately $73.7 million and the liquidation value of $76.9 million will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.  The amount charged to retained earnings will be deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period (see note 2).

24.	Parent Company Financial Information

Condensed Statements of Income—Parent Company Only
	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Income
Dividend from banking subsidiaries	$3,380	$4,475	$17,200
Interest on securities available for sale	- -	- -	53
Interest-earning deposits	369	590	435
Other income	54	64	79
Total Income	3,803	5,129	17,767
Expense
Compensation and employee benefits	754	451	436
Long-term obligations	1,800	2,177	1,992
Other expense	1,435	948	889
Total Expenses	3,989	3,576	3,317
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(186)	1,553	14,450
Income tax benefit	(1,205)	(1,031)	(1,070)
Income before equity in undistributed net income of subsidiaries	1,019	2,584	15,520
Equity in undistributed net income of subsidiaries	4,949	29,797	16,583
Net Income	$5,968	$32,381	$32,103

Condensed Balance Sheets—Parent Company Only

	December 31,
	2008	2007
	(in thousands)
Assets
Cash and due from banking subsidiaries	$797	$1,663
Interest-earning deposits	76,068	9,286
Total cash and cash equivalents	76,865	10,949
Investment in banking subsidiaries	362,274	359,084
Investment in other subsidiaries	774	774
Other assets	2,273	2,337
Total Assets	$442,186	$373,144
Liabilities and Shareholders' Equity
Long-term subordinated debt	$25,603	$25,519
Other borrowings	100	5,000
Other liabilities	1,098	894
Total liabilities	26,801	31,413
Shareholders' equity	415,385	341,731
Total Liabilities and Shareholders' Equity	$442,186	$373,144

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2008		2007	2006
	(in thousands)
Operating Activities
Net Income		$5,968	$32,381		$32,103
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries		(4,949)	(29,797)		(16,583)
Stock-based compensation expense		399	94		185
Net changes in other assets and liabilities		874	(27)		523
Net cash provided by operating activities		2,292	2,651		16,228
Investing Activities
Proceeds from maturities of securities available for sale		- -	- -		5,000
Acquisition of subsidiaries		- -	(2,497)		- -
Net cash provided by (used in) investing activities		- -	(2,497)		5,000
Financing Activities
Net increase (decrease) in short-term borrowings		(4,900)	5,000		(2,500)
Cash dividends paid		(10,491)	(11,249)		(9,117)
Proceeds from issuance of preferred stock, net		76,868
Proceeds from issuance of common stock, net		1,906	2,836		2,090
Excess tax benefit from stock-based compensation		241	979		907
Purchase and retirement of common stock		- -	(2,121)		-
Net cash provided by (used in) financing activities		63,624	(4,555)		(8,620)
Increase (decrease) in cash and cash equivalents		65,916	(4,401)		12,608
Cash and cash equivalents at beginning of year		10,949	15,350		2,742
Cash and cash equivalents at end of year		$76,865	$10,949		$15,350
Supplemental Non-Cash Investing and Financing Activities
Issuance of stock in acquisitions	$	- -	$57,119	$	- -

Summary Of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is summarized as follows:

	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,
	(in thousands, except per share amounts)
2008
Total interest income	$48,433	$44,323	$42,337	$39,967	$175,060
Total interest expense	18,106	14,049	12,744	10,648	55,547
Net interest income	30,327	30,274	29,593	29,319	119,513
Provision for loan and lease losses	2,076	15,350	10,500	13,250	41,176
Noninterest income	10,157	9,305	(10,946)	6,334	14,850
Noninterest expense	23,554	23,367	23,391	21,813	92,125
Income (loss) before income taxes	14,854	862	(15,244)	590	1,062
Provision(benefit) for income taxes	3,877	(1,074)	(6,485)	(1,224)	(4,906)
Net Income (Loss)	$10,977	$1,936	$(8,759)	$1,814	$5,968
Net Income (Loss) Per Common Share:
Basic	$0.61	$0.11	$(0.49)	$0.07	$0.31
Diluted	$0.61	$0.11	$(0.49)	$0.07	$0.31
2007
Total interest income	$41,146	$43,255	$49,378	$50,438	$184,217
Total interest expense	16,443	17,560	20,518	20,876	75,397
Net interest income	24,703	25,695	28,860	29,562	108,820
Provision for loan and lease losses	638	329	1,231	1,407	3,605
Noninterest income	6,177	6,741	7,631	7,199	27,748
Noninterest expense	20,402	20,266	22,425	25,736	88,829
Income before income taxes	9,840	11,841	12,835	9,618	44,134
Provision for income taxes	2,557	3,297	3,579	2,320	11,753
Net Income	$7,283	$8,544	$9,256	$7,298	$32,381
Net Income Per Common Share:
Basic	$0.45	$0.53	$0.53	$0.41	$1.93
Diluted	$0.45	$0.53	$0.53	$0.41	$1.91

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

Our independent registered public accounting firm has issued an attestation report our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington

We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

Seattle, Washington
February, 27 2009

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2009 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2009.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February 2009.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 27, 2009 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 27, 2009

INDEX TO EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws

4.1	Specimen of common stock certificate (1)

4.2	Form of Series A Preferred Stock Certificate, together with Certificate of Designations (1)

4.3
Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

4.4	Warrant to Purchase Common Stock of Columbia (2)

10.1	Amended and Restated Stock Option and Equity Compensation Plan (3)

10.2	Form of Stock Option Agreement (4)

10.3	Form of Restricted Stock Agreement (4)

10.4	Form of Stock Appreciation Right Agreement (4)

10.5	Form of Restricted Stock Unit Agreement (4)

10.6	Amended and Restated Employee Stock Purchase Plan (5)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (6)

10.8	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (7)

10.9	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005 (8)

10.10	Form of Change in Control Agreement between the Bank , and Mr. Mark W. Nelson and Mr. Andrew McDonald (4)

10.11	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (9)

10.12
Form of Supplemental Executive Retirement Plan between Columbia Banking System, Inc., Columbia State Bank, its wholly owned banking subsidiary, and each of the following executive officers effective August 1, 2001: Melanie J. Dressel and Gary R. Schminkey, and for Mark W. Nelson, whose agreement is effective July 1, 2003 (9)

10.13	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003 for directors and key employees (10)

10.14	Change in Control Agreement between the Bank and Mr. Kent L. Roberts dated December 4, 2006 (11)

10.15	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald (4)

10.16	Town Center Bancorp 2004 Stock Incentive Plan (12)

10.17	Town Center Bancorp Form of Restricted Stock Award Agreement (12)

10.18	Mountain Bank Holding Company Director Stock Option Plan (13)

10.19	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (13)

Exhibit No.
10.20	Mountain Bank Holding Company 1999 Employee Stock Option Plan (13)

10.21	Mountain Bank Holding Company Form of Employee Stock Option Agreement (13)

10.22	Mt. Rainier National Bank 1990 Stock Option Plan (13)

10.23	Letter Agreement with Treasury, including Securities Purchase Agreement (2)

10.24	Form of Supplemental Compensation Agreement (4)

10.25	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (14)

14	Code of Ethics (12)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 4.3 and 4.4 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(2)	Incorporated by reference to Exhibits 4.1 and 10.2 of the Company’s Current Report on Form 8-K filed November 21, 2008
(3)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-125298) filed May 27, 2005
(4)	Incorporated by reference to Exhibits 10.2 - 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-135439) filed June 29, 2006
(6)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(7)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(8)	Incorporate by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(9)	Incorporated by reference to Exhibits 10.1—10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(10)	Incorporated by reference to Exhibits 10.18 and 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
(12)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s S-8 Registration Statement (File No. 333-145207) filed August 7, 2007
(13)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-144811) filed July 24, 2007
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2009