Form 10-Q
period 2009-03-31
COLUMBIA BANKING SYSTEM INC
filed 2009-05-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☒                                           Non-accelerated filer  ☐                                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of common stock outstanding at April 30, 2009 was 18,262,854

i

PART I - FINANCIAL INFORMATION
Item 1.               FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	March 31,
(in thousands except per share)	2009	2008
Interest Income
Loans	$29,801	$41,303
Taxable securities	4,208	4,980
Tax-exempt securities	2,013	2,001
Federal funds sold and deposits in banks	7	149
Total interest income	36,029	48,433
Interest Expense
Deposits	6,892	14,835
Federal Home Loan Bank and Federal Reserve Bank borrowings	765	2,582
Long-term obligations	351	487
Other borrowings	118	202
Total interest expense	8,126	18,106
Net Interest Income	27,903	30,327
Provision for loan and lease losses	11,000	2,076
Net interest income after provision for loan and lease losses	16,903	28,251
Noninterest Income
Service charges and other fees	3,614	3,568
Merchant services fees	1,770	1,916
Redemption of Visa and Mastercard shares	- -	1,962
Gain on sale of investment securities, net	- -	882
Bank owned life insurance ("BOLI")	501	505
Other	1,089	1,324
Total noninterest income	6,974	10,157
Noninterest Expense
Compensation and employee benefits	11,852	13,396
Occupancy	3,045	3,259
Merchant processing	814	866
Advertising and promotion	692	581
Data processing	961	815
Legal and professional fees	967	(51)
Taxes, licenses and fees	796	751
Regulatory premiums	1,007	502
Net cost of operation of other real estate	47	(23)
Other	3,000	3,458
Total noninterest expense	23,181	23,554
Income before income taxes	696	14,854
Provision (benefit) for income taxes	(816)	3,877
Net Income	$1,512	$10,977
Net Income Applicable to Common Shareholders	$419	$10,977
Earnings per common share
Basic	$0.02	$0.61
Diluted	$0.02	$0.61
Dividends paid per common share	$0.04	$0.17
Weighted average number of common shares outstanding	17,980	17,850
Weighted average number of diluted common shares outstanding	17,987	17,978

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			March 31,	December 31,
(in thousands)			2009	2008
ASSETS
Cash and due from banks			$61,201	$84,787
Interest-earning deposits with banks			317	3,943
Total cash and cash equivalents			61,518	88,730
Securities available for sale at fair value (amortized cost of $538,835 and $525,110, respectively)			544,367	528,918
Federal Home Loan Bank stock at cost			11,607	11,607
Loans held for sale			3,747	1,964
Loans, net of deferred loan fees of ($4,065) and ($4,033), respectively			2,185,755	2,232,332
Less: allowance for loan and lease losses			44,249	42,747
Loans, net			2,141,506	2,189,585
Interest receivable			11,388	11,646
Premises and equipment, net			61,123	61,139
Other real estate owned			4,312	2,874
Goodwill			95,519	95,519
Core deposit intangible, net			5,638	5,908
Other assets			105,032	99,189
Total Assets			$3,045,757	$3,097,079
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing			$474,736	$466,078
Interest-bearing			1,869,670	1,916,073
Total deposits			2,344,406	2,382,151
Federal Home Loan Bank and Federal Reserve Bank borrowings			183,000	200,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			275	201
Long-term subordinated debt			25,620	25,603
Other liabilities			51,739	48,739
Total liabilities			2,630,040	2,681,694
Commitments and contingent liabilities
Shareholders' equity:
	March 31,	December 31,
	2009	2008
Preferred stock (no par value, 76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	77	73,875	73,743
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	18,254	18,151	233,704	233,192
Retained earnings			102,753	103,061
Accumulated other comprehensive income			5,385	5,389
Total shareholders' equity			415,717	415,385
Total Liabilities and Shareholders' Equity			$3,045,757	$3,097,079

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Preferred Stock			Common Stock			Accumulated
							Other	Total
	Number of			Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount		Shares	Amount	Earnings	Income (Loss)	Equity
Balance at January 1, 2008	- -	$	- -	17,953	$226,550	$110,169	$5,012	$341,731
Cumulative effect of applying EITF 06-4 consensus	- -		- -	- -	- -	(2,155)	- -	(2,155)
Adjusted balance	- -		- -	17,953	226,550	108,014	5,012	339,576
Comprehensive income:
Net income	- -		- -	- -	- -	10,977	- -	10,977
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	1,904	1,904
Net unrealized gain from cash flow hedging instruments	- -		- -	- -	- -	- -	663	663
Total comprehensive income								13,544
Common stock issued - stock option and other plans	- -		- -	67	1,084	- -	- -	1,084
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	64	- -	- -	- -	- -
Share-based payment	- -		- -	- -	384	- -	- -	384
Tax benefit associated with share-based compensation	- -		- -	- -	138	- -	- -	138
Cash dividends paid on common stock	- -		- -	- -	- -	(3,059)	- -	(3,059)
Balance at March 31, 2008	- -	$	- -	18,084	$228,156	$115,932	$7,579	$351,667
Balance at January 1, 2009	77		$73,743	18,151	$233,192	$103,061	$5,389	$415,385
Comprehensive income:
Net income	- -		- -	- -	- -	1,512	- -	1,512
Other comprehensive loss, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	1,113	1,113
Net unrealized loss from cash flow hedging instruments	- -		- -	- -	- -	- -	(428)	(428)
Net unrealized loss from unfunded defined benefit plan liability	- -		- -	- -	- -	- -	(689)	(689)
Total comprehensive income								1,508
Accretion of preferred stock discount	- -		132	- -	- -	(132)	- -	- -
Common stock issued - stock option and other plans	- -			20	242	- -	- -	242
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	83	- -	- -	- -	- -
Share-based payment	- -		- -	- -	302	- -	- -	302
Tax benefit deficiency associated with share-based compensation	- -		- -	- -	(32)	- -	- -	(32)
Preferred dividends accrued/paid	- -		- -	- -	- -	(961)	- -	(961)
Cash dividends paid on common stock	- -		- -	- -	- -	(727)	- -	(727)
Balance at March 31, 2009	77		$73,875	18,254	$233,704	$102,753	$5,385	$415,717

See accompanying notes to unaudited consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended March 31,
(in thousands)	2009	2008
Cash Flows From Operating Activities
Net Income	$1,512		$10,977
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	11,000		2,076
Deferred income tax benefit	(359)		(220)
Excess tax benefit from stock-based compensation	- -		(138)
Stock-based compensation expense	302		384
Depreciation, amortization and accretion	1,673		1,708
Net realized gain on sale of securities	- -		(882)
Net realized gain on sale of other assets	(15)		(46)
Gain on termination of cash flow hedging instruments	(663)		- -
Net change in:
Loans held for sale	(1,783)		(1,462)
Interest receivable	258		422
Interest payable	(1,199)		1,204
Other assets	(5,717)		(3,789)
Other liabilities	3,335		3,243
Net cash provided by operating activities	8,344		13,477
Cash Flows From Investing Activities
Purchases of securities available for sale	(27,117)		(76,907)
Proceeds from sales of securities available for sale	- -		51,358
Proceeds from principal repayments and maturities of securities available for sale	13,218		8,545
Loans originated and acquired, net of principal collected	34,309		(19,489)
Purchases of premises and equipment	(1,178)		(1,425)
Proceeds from disposal of premises and equipment	- -		12
Purchase of FHLB stock	- -		(4,834)
Proceeds from termination of cash flow hedging instruments	- -		8,093
Proceeds from sales of other real estate and other personal property owned	1,297		204
Net cash provided by(used in) investing activities	20,529		(34,443)
Cash Flows From Financing Activities
Net increase(decrease) in deposits	(37,745)		28,453
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings	414,000		873,268
Repayment from Federal Home Loan Bank and Federal Reserve Bank borrowings	(431,000)		(874,538)
Proceeds from repurchase agreement borrowings	- -		25,000
Net increase in other borrowings	74		260
Cash dividends paid	(1,624)		(3,059)
Proceeds from issuance of common stock	210		1,084
Excess tax benefit from stock-based compensation	- -		138
Net cash provided by(used in) financing activities	(56,085)		50,606
Increase(decrease) in cash and cash equivalents	(27,212)		29,640
Cash and cash equivalents at beginning of period	88,730		93,975
Cash and cash equivalents at end of period	$61,518		$123,615
Supplemental Information:
Cash paid for interest	$9,325		$16,902
Cash paid for income tax	$500		$150
Loans transferred to other real estate owned	$2,738	$	- -

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be anticipated for the year ending December 31, 2009. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2008 Annual Report on Form 10-K. There have not been any other changes in our significant accounting policies compared to those contained in our 2008 10-K disclosure for the year ended December 31, 2008.

2. Accounting Pronouncements Recently Issued or Adopted

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP for its interim reporting period ending June 30, 2009. The Company is evaluating the effect on its financial condition and results of operations of applying the guidance in this FSP.

  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about FairValue of Financial Instruments.  This FSP requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP will be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP for its interim reporting period ending June 30, 2009.  Because FSP No 107-1 impacts the Company’s disclosure and not its accounting treatment for financial instruments, adoption of this FSP will not impact the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the transaction volume and level of market activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP for its interim reporting period ending June 30, 2009.  The Company is evaluating the effect on its financial condition and results of operations of applying the guidance in this FSP.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111.  This SAB amends and replaces Topic 5.M. in the SAB series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities to exclude debt securities from its scope.  The SEC released SAB No. 111 in response to the FASB’s issuance of FSP FAS 115-2 and FAS 124-2, which provided guidance for assessing whether an impairment of a debt security is other than temporary.  The Company will continue to apply the guidance in SAB Topic 5.M in assessing whether an impairment of an equity security is other than temporary.

Recently Adopted Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Base Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share.  This FSP became effective for the Company on January 1, 2009, and required retrospective adjustment of all prior periods presented (see Note 3).

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement amends and requires enhanced qualitative, quantitative and credit risk disclosures about an entity’s derivative and hedging activities, but does not change the scope or accounting principles of Statement No. 133.  SFAS 161 became effective for fiscal years and interim periods beginning after November 15, 2008.  Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative financial instruments and related hedged items, adoption of SFAS 161 did not impact the Company’s financial condition or results of operations (See Note 10).

3. Earnings per Common Share

Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period.  Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms.  Diluted EPS reflects the assumed conversion of all dilutive securities.  The Company calculates earnings per share using the two-class method as described in SFAS 128 (see Note 2).  Application of the two-class method had no impact on earnings per share.  The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands except per share)	2009	2008
Net income	$1,512	$10,977
Less: Preferred dividends	(961)	- -
Less: Accretion of issuance discount for preferred stock	(132)	- -
Net income applicable to common shareholders	$419	$10,977
Basic weighted average common shares outstanding	17,980	17,850
Dilutive effect of potential common shares from:
Awards granted under equity incentive program	7	128
Diluted weighted average common shares outstanding	17,987	17,978
Earnings per common share:
Basic	$0.02	$0.61
Diluted	$0.02	$0.61

Options under the equity compensation plan to purchase an additional 186,674 and 36,981 shares of common stock were outstanding at March 31, 2009 and 2008, respectively and were not included in the above computations of diluted earnings per share because their inclusion would have had an antidilutive effect.  Also outstanding at March 31, 2009 and excluded from the above computations of diluted earnings per share because of its antidilutive effect was a warrant to acquire an additional 796,046 shares of common stock that was issued to the U.S. Department of Treasury as part of the Capital Purchase Program.

4. Dividends

Subsequent to quarter end, on April 22, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on May 20, 2009, to shareholders of record at the close of business May 6, 2009.  The decision to reduce the quarterly dividend as compared to recent quarters was based upon the Board of Directors’ review of the Company’s dividend payout ratio and dividend yield balanced with the Company’s desire to retain capital.  On January 29, 2009, the Company declared a quarterly cash dividend of $0.04 per share, payable on February 25, 2009 to shareholders of record as of the close of business on February 11, 2009.  The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

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

Effective January 1, 2009 the Company began allocating the provision for loan and lease losses to the reportable segments.  Prior to 2009, the provision for loan and lease losses was included in the “Other” category.  Segment net interest income after provision for loan and lease losses for the prior period has been restated to be comparable to the same line item for the current period.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

	Three Months Ended March 31, 2009
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$10,273	$12,317	$5,313	$27,903
Provision for loan and lease losses	(6,430)	(4,570)	- -	(11,000)
Net interest income after provision for loan and lease losses	3,843	7,747	5,313	16,903
Noninterest income	942	2,250	3,782	6,974
Noninterest expense	(4,396)	(5,394)	(13,391)	(23,181)
Income (loss) before income taxes	389	4,603	(4,296)	696
Income tax benefit				816
Net income				$1,512
Total assets	$1,474,383	$850,778	$720,596	$3,045,757

	Three Months Ended March 31, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$13,632	$16,051	$644	$30,327
Provision for loan and lease losses	(1,526)	(550)	- -	(2,076)
Net interest income after provision for loan and lease losses	12,106	15,501	644	28,251
Noninterest income	1,173	2,244	6,740	10,157
Noninterest expense	(2,696)	(9,198)	(11,660)	(23,554)
Income (loss) before income taxes	10,583	8,547	(4,276)	14,854
Income tax provision				(3,877)
Net income				$10,977
Total assets	$1,491,325	$995,845	$759,416	$3,246,586

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2009 by level within the fair value hierarchy.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2009	Level 1		Level 2	Level 3
Assets
Securities available for sale	$544,367		$480	$543,887	$	- -
Other assets (Interest rate swap agreements)	$14,558	$	- -	$14,558	$	- -
Liabilities
Other liabilities (Interest rate swap agreements)	$14,558	$	- -	$14,558	$	- -

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

Other real estate owned - OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.  Any write-downs subsequent to acquisition are charged to earnings.

     The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at March 31, 2009:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2009	Level 1		Level 2		Level 3
Impaired loans	$24,459	$	- -	$	- -	$24,459
Other real estate owned	720		- -		- -	720
	$25,179	$	- -	$	- -	$25,179

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans with carrying amounts of $32.7 million had specific valuation allowances totaling $8.3 million recorded during the period, which were included in the allowance for loan and lease losses.

Other real estate owned totaling $2.7 million was acquired during the quarter.  In accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, a portion of these long-lived assets held for sale with a carrying amount of $847,515 was written down to their fair value of $719,500, less cost to sell of $87,500 (or $632,000), resulting in a loss of $215,515, which was charged to the allowance for loan and lease losses during the period.

7. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net income as reported	$1,512	$10,977
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($613) and $(1,385)	1,113	2,475
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $311	- -	(571)
Net unrealized gain from securities, net of reclassification adjustment	1,113	1,904
Unrealized gain(loss) from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $0 and $425	- -	739
Reclassification adjustment of net gain included in income, net of tax of $235 and $42	(428)	(76)
Net unrealized gain(loss) from cash flow hedging instruments	(428)	663
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $379 and $0	(689)	- -
Total comprehensive income (loss)	$1,508	$13,544

8. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Beginning balance	$42,747	$26,599
Provision charged to expense	11,000	2,076
Loans charged off	(9,707)	(1,215)
Recoveries	209	454
Ending balance	$44,249	$27,914

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Beginning balance	$500	$349
Net changes in the allowance for unfunded commitments and letters of credit	50	60
Ending balance	$550	$409

9. Goodwill and Intangible Assets

At March 31, 2009 and December 31, 2008, the Company had $95.5 million in goodwill.  At March 31, 2009 and December 31, 2008, the Company had a core deposit intangible (“CDI”) asset of $5.6 million and $5.9 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $270,000 and $296,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. The Company estimates that aggregate amortization expense on the CDI will be $1.0 million for 2009, $963,000 for 2010, $893,000 for 2011 and $832,000 for 2012.  The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

10.  Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments at March 31, 2009 and 2008:

	Asset Derivatives				Liability Derivatives
As of March 31,	2009		2008		2009		2008
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$14,558	Other assets	$4,768	Other liabilities	$14,558	Other liabilities	$4,768

Item 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2008 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may be deemed to contain forward-looking statements, which management believes to be a benefit to shareholders. These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of our style of banking and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described above are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in our filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

•
local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

•	the local housing/real estate market could continue to decline;

•	credit markets could continue to tighten which may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings;

•	the financial services industry’s reputation could be damaged which could adversely affect our ability to access markets for funding and acquire and retain customers;

•	interest rate changes could significantly reduce interest margins and negatively affect funding sources;

•	credit quality deterioration that could, among other things, increase defaults and delinquency risks in the Bank’s loan portfolio;

•	projected business increases following strategic expansion or opening and acquiring new branches could be lower than expected;

•	competitive pressure among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	legislation or changes in regulatory requirements could adversely affect the businesses in which we are engaged; and

•	the efficiencies we expect to receive from our investments in personnel, acquisitions and infrastructure could not realized.

Given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Management has identified the accounting policies related to the allowance for loan and lease losses and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses” and “Valuation and Recoverability of Goodwill” in our 2008 Annual

Report on Form 10-K. There have not been any material changes in our critical accounting policies relating to the allowance for loan and lease losses or the valuation and recoverability of goodwill as compared to those disclosed in our 2008 Annual Report on Form 10-K.

OVERVIEW

Earnings Summary

    The Company reported net income for the first quarter of $1.5 million and $419,000 net income applicable to common shareholders or $0.02 per diluted common share, compared to net income of $11.0 million or $0.61 per diluted share for the first quarter of 2008.  Net income applicable to common shareholders for 2009 excludes the preferred stock dividend of $961,000 and the accretion of the preferred stock discount totaling $132,000.  The decline in net income from the prior year was primarily attributable to the large increase in the provision for loan losses in the first quarter of 2009 reflective of the level of net charge-offs and the continued deterioration in credit quality.  Return on average assets and return on average equity were 0.20% and 0.49%, respectively, for the first quarter of 2009, compared with returns of 1.39% and 12.60%, respectively for the same period of 2008.  The Company’s results for the first quarter of 2009 declined from the same period in 2008, as a result of a provision for loan and lease losses of $11.0 million.

    Revenue (net interest income plus noninterest income) for the three months ended March 31, 2009 was $34.9 million, 14% lower than the same period in 2008.  The decrease was primarily driven by lower interest earned on our loan portfolio due to the decline in interest rates from the first quarter 2008.

    Total noninterest expense in the quarter ended March 31, 2009 was $23.2 million, a 2% decrease from the first quarter of 2008.  Regulatory premiums and legal and professional fees increased $505,000 and $1.0 million respectively over the same period in 2008.  These increases were offset by a decline in compensation and employee benefits expense of $1.5 million.

    The provision for loan and lease losses for the first quarter of 2009 was $11.0 million compared with $2.1 million for the first quarter of 2008.  The additional provision is due to the continued weakness in the for-sale housing industry resulting from the slowing economic environment and non-accrual loans of $109.3 million at March 31, 2009 compared to $14.4 million at March 31, 2008.  The provision increased the Company’s total allowance for loan and lease losses to 2.02% of net loans at March 31, 2009 from 1.91% at year-end 2008 and 1.21% at the end of the first quarter 2008.  Net charge-offs for the current quarter were $9.5 million compared to $761,000 for the first quarter of 2008.

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

Net Interest Income

For the three months ended March 31, 2009 we experienced a slight decrease in our net interest margin when compared to the same period in 2008.  This decrease resulted primarily from a decline in the yield on earning assets.  For the first quarter of 2009 interest income decreased 26% while interest expense decreased 55%, when compared to the same period in 2008.  The decrease in interest income and interest expense for the period is primarily due to rate decreases on both interest-earning assets and interest-bearing liabilities.  Finally, like most financial institutions, changes in the target Federal Funds rate may affect our net interest margin.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and in total net interest income and net interest margin.

	Three months ending March 31,			Three months ending March 31,
	2009			2008
		Interest			Interest
(in thousands)	Average Balances (1)	Earned / Paid	Average Rate	Average Balances (1)	Earned / Paid	Average Rate
ASSETS
Loans, net (1) (2)	$2,217,909	$29,908	5.47%	$2,304,588	$41,303	7.21%
Securities (2)	543,403	7,341	5.48%	582,056	8,300	5.74%
Interest-earning deposits with banks and federal funds sold	12,947	7	0.23%	19,528	149	3.07%
Total interest-earning assets	2,774,259	$37,256	5.45%	2,906,172	$49,752	6.89%
Other earning assets	48,748			47,159
Noninterest-earning assets	234,854			232,682
Total assets	$3,057,861			$3,186,013
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$749,450	$4,901	2.65%	$844,845	$9,087	4.33%
Savings accounts	126,916	114	0.36%	114,868	115	0.40%
Interest-bearing demand	469,034	678	0.59%	458,865	2,120	1.86%
Money market accounts	523,755	1,199	0.93%	585,517	3,513	2.41%
Total interest-bearing deposits	1,869,155	6,892	1.50%	2,004,095	14,835	2.98%
Federal Home Loan Bank and Federal Reserve Bank borrowings	215,033	765	1.44%	284,054	2,582	3.66%
Securities sold under agreements to repurchase	25,000	118	1.91%	19,231	142	2.98%
Other borrowings and interest-bearing liabilities	247	0	0.60%	5,252	60	4.57%
Long-term subordinated debt	25,610	351	5.56%	25,527	487	7.67%
Total interest-bearing liabilities	2,135,045	$8,126	1.54%	2,338,159	$18,106	3.11%
Noninterest-bearing deposits	455,698			451,095
Other noninterest-bearing liabilities	47,366			46,488
Shareholders' equity	419,752			350,271
Total liabilities & shareholders' equity	$3,057,861			$3,186,013
Net interest income (2)		$29,130			$31,646
Net interest margin			4.26%			4.38%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the first quarter ended March 31, 2009 related to nonaccrual loans totaled $625,000.  Excluding the impact of interest reversals, net interest margin for the quarter would have been 4.35%.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $623,000 and $1.1 million for the three months ended March 31, 2009 and 2008 respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the first quarter of 2009, the Company recorded $11 million to its provision for loan and lease losses, compared to $2.1 million for the same period in 2008.  The elevated provision is principally due to the weakness in the for-sale housing industry resulting from the slowing economic environment and an increase in non-accrual loans.  The additional provision increased the Company’s total allowance for loan losses to 2.02% of net loans at March 31, 2009.  Comparing first quarter 2009 to the fourth quarter of 2008, the provision for loan and lease losses decreased $2.3 million or 17%.  See the discussion under “Nonperforming Assets” for details related to the non-accrual loans.

Noninterest Income

Noninterest income for the first quarter of 2009 was $7.0 million, compared to noninterest income of $10.2 million during the same period last year.  The change was primarily a result of the $2.0 million gain on the redemption of Visa and Mastercard shares and the $882,000 gain on the sale of investment securities recorded in the first quarter of 2008.  Removing the impact of these non-recurring amounts, noninterest income for the first quarter of 2009 decreased $339,000 from the same period in 2008.  This decline in noninterest income was the result of a decrease of $146,000 in merchant card services driven primarily by reduced transaction volume.  In addition, decreases totaling $235,000 in other income items such as mortgage banking fees, interest rate swap income and miscellaneous loan fees contributed to the decline in noninterest income.  These declines were also driven primarily by reduced transaction volumes.  Comparing first quarter 2009 to the fourth quarter 2008, noninterest income increased 10% or $640,000.  The increase was attributed to an other-than-temporary impairment charge of $1.0 million for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation equity securities recorded in the fourth quarter of 2008.  Eliminating the impact of the reduction in noninterest income in the fourth quarter for the impairment charge, noninterest income declined 5% or $384,000.  This decrease is due primarily to gains on disposal of assets recorded in the fourth quarter of 2008.

Noninterest Expense

Noninterest expense for the first quarter of 2009 was $23.2 million, a 2% decrease from $23.6 million a year earlier.  Despite the overall decrease in noninterest expense, regulatory premiums in the current quarter increased $505,000 from the same period one year ago.  This increase is due to significantly higher FDIC premium assessment rates for the Deposit Insurance Fund.  The increased assessment rate is the result of losses incurred by the Deposit Insurance Fund and not directly correlated to the Company’s performance.  Removing the impact of the increase in FDIC premiums noninterest expense declined 4% or $878,000 from the same period in 2008.  This decline was due primarily to reduced expenses related to compensation and benefits, occupancy and other expenses such as postage, supplies and employee-related costs.  These expense reductions were offset by an increase in legal and professional fees of $1.0 million compared to the same period in 2008. Legal and professional fees expense for the first quarter 2008 were unusually low due to a recovery of $889,200 related to our Visa litigation reserve recorded in a prior period.

    The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended		Increase
	March 31,		(Decrease)
(in thousands)	2009	2008	Amount
Core deposit intangible amortization ("CDI")	$270	$296	$(26)
Software support & maintenance	162	200	(38)
Telephone & network communications	359	399	(40)
Federal Reserve Bank processing fees	82	111	(29)
Supplies	189	263	(74)
Postage	311	362	(51)
Investor relations	83	51	32
Travel	89	94	(5)
ATM Network	142	199	(57)
Sponsorships and charitable contributions	145	159	(14)
Directors fees	108	135	(27)
Employee expenses	102	181	(79)
Insurance	116	120	(4)
CRA partnership investment expense (1)	87	128	(41)
Miscellaneous	755	760	(5)
Total other noninterest expense	$3,000	$3,458	$(458)

(1)
The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the three months ended March 31, 2009, $127,800 of such credits was taken as a reduction in our current period income tax expense. In addition, our taxable income was decreased by $31,000 for the period ended March 31, 2009 as a result of the tax benefit associated with this investment expense.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis (see definition in table below), which is not defined in accounting principles generally accepted in the United States.  Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gains and losses arising from nonrecurring transactions] was 63.59% for the first quarter 2009, compared to 62.36% for the first quarter of 2008.  Due to the low interest rate environment revenues declined faster than expense resulting in an increase in the efficiency ratio.

The following table presents a reconciliation of the financial data utilized to calculate the efficiency ratio (a non-GAAP financial measure) to the same measures calculated and presented in accordance with GAAP:

Reconciliation of Financial Data to GAAP Financial Measures

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net interest income (1)	$27,903	$30,327
Tax equivalent adjustment for non-taxable loan and investment securities interest income (2)	1,227	1,319
Adjusted net interest income	$29,130	$31,646
Noninterest income	$6,974	$10,157
Gain on sale of investment securities, net	- -	(882)
Redemption of Visa and Mastercard shares	- -	(1,962)
Tax equivalent adjustment for BOLI income (2)	276	272
Adjusted noninterest income	$7,250	$7,585
Noninterest expense	$23,181	$23,554
Net gain (loss) on sale of OREO	(47)	23
Reversal of previously accrued Visa litigation expense	- -	889
Adjusted noninterest expense	$23,134	$24,466
Efficiency ratio	66.33%	65.00%
Efficiency ratio (fully taxable-equivalent)	63.59%	62.36%
Tax Rate	35.00%	35.00%

(1)	Amount represents net interest income before provision for loan and lease losses.

(2)	Fully taxable-equivalent basis: Non taxable revenue is increased by the statutory tax rate to recognize the income tax benefit of the income realized.

Income Taxes

We recorded an income tax benefit of $816,000 for the first quarter of 2009, compared with a provision of $3.9 million for the same period in 2008. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits.  For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

    The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31,	% of	December 31,	% of
(in thousands)	2009	Total	2008	Total
Commercial business	$812,557	37.2%	$810,922	36.3%
Real estate:
One-to-four family residential	54,831	2.5%	57,237	2.6%
Commercial and five or more family residential properties	861,531	39.4%	862,595	38.7%
Total real estate	916,362	41.9%	919,832	41.3%
Real estate construction:
One-to-four family residential	186,307	8.5%	209,682	9.4%
Commercial and five or more family residential properties	64,712	3.0%	81,176	3.6%
Total real estate construction	251,019	11.5%	290,858	13.0%
Consumer	209,882	9.6%	214,753	9.6%
Subtotal	2,189,820	100.2%	2,236,365	100.2%
Less: Deferred loan fees	(4,065)	-0.2%	(4,033)	-0.2%
Total loans	$2,185,755	100.0%	$2,232,332	100.0%
Loans Held for Sale	$3,747		$1,964

Total loans declined $46.6 million, or 2%, from year-end 2008.  The reduction in total loans was driven primarily by decreases in real estate construction related loans.  During the period, the Company’s exposure to such loans has been reduced through a combination of loan payoffs and pay-downs as well as loan charge-offs.  In addition, commercial real estate construction loan totals were reduced through conversion to permanent loans.  These reductions are a reflection of management’s strategy to shrink the loan portfolio in these categories.  Real estate construction declined 14% and consumer loans declined $4.9 million, or 2%, from year-end 2008.

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

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

	March 31,	December 31,
(in thousands)	2009	2008
Nonaccrual loans:
Commercial business	$9,346	$2,976
Real estate:
One-to-four family residential	1,500	905
Commercial and five or more family residential real estate	6,794	5,710
Total real estate	8,294	6,615
Real estate construction:
One-to-four family residential	60,352	69,668
Commercial and five or more family residential real estate	29,853	25,752
Total real estate construction	90,205	95,420
Consumer	1,447	1,152
Total nonaccrual loans	109,292	106,163
Restructured loans:
One-to-four family residential construction	6,685	- -
Commercial business	1,363	587
Total restructured loans	8,048	587
Total nonperforming loans	117,340	106,750
Other real estate owned	4,312	2,874
Total nonperforming assets	$121,652	$109,624

    As of March 31, 2009, non-performing assets were $121.7 million, compared to $109.6 million at December 31, 2008.  The percent of non-performing assets to period-end assets at March 31, 2009 was 3.99% compared to 3.54% for December 31, 2008 and 0.46% at March 31, 2008.

    Residential construction loans continue to be the primary component of nonperforming assets, representing $70.3 million, or 58%, of nonperforming assets.  Commercial real estate loans account for another $37.7 million, or 31% of non-performing assets. These commercial real estate non-performing assets are primarily centered in condominium development loans of approximately $14.9 million and two retail development loans of approximately $14.9 million.  The increase in the Commercial Real Estate category reflects the continued weakness in the for-sale housing industry, as $5.2 million of the $5.5 million increase in this category was related to a condominium project located along the Oregon coast.

    In the residential construction segment, there was a modest reduction in non-performing assets of $2.2 million.  For the quarter in this segment, the Company added $10.5 million of nonaccrual loans, received $4.4 million in payments, sold $1.3 million of OREO, returned approximately $745,000 to accrual status and had net charge-offs of $6.3 million.  Approximately $3.0 million of these net charge-offs were related to credits where the bank had previously written down the loan amount; however, due to continued declines in residential real estate values, we continue to take the prudent step of marking these assets down as we receive updated information concerning the various projects we have financed.  This decline in value reflects the market dynamics in the Pacific Northwest, which saw a significant decline in housing values toward the end of 2008 and during the first part of 2009.  Prior to December and January, declines in housing values had been modest, ranging from 0.5% to 1.5% per month.  This accelerated to 2.5% in December, 2008 and to 3.5% for the month of January, 2009.  Given this trend, we reevaluated several non-performing loans and took appropriate action based upon the updated market information.  As the market conditions continue to change over the course of 2009, we will continually reevaluate our non-performing assets to ensure they are appropriately valued.

Allowance for Loan and Lease Losses

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

At March 31, 2009, our allowance for loan and lease losses (“ALLL”) was $44.2 million, or 2.02% of total loans (excluding loans held for sale) and 38% of nonperforming loans and 36% of nonperforming assets. This compares with an allowance of $42.8 million, or 1.91% of the total loan portfolio (excluding loans held for sale), 40% of nonperforming loans and 39% of nonperforming assets at December 31, 2008.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2009	2008
Beginning balance	$42,747	$26,599
Charge-offs:
Residential, construction, land & acquisitions	(6,285)	(107)
Commercial business	(2,536)	(359)
Commercial real estate	(703)	- -
Consumer	(183)	(749)
Total charge-offs	(9,707)	(1,215)
Recoveries
One-to-four family residential	68	- -
Residential construction, land & acquisitions	39	- -
Commercial business	28	31
Commercial real estate:	22	300
Consumer	52	123
Total recoveries	209	454
Net charge-offs	(9,498)	(761)
Provision charged to expense	11,000	2,076
Ending balance	$44,249	$27,914
Total loans, net at end of period (1)	$2,185,755	$2,300,465
Allowance for loan and lease losses to period-end loans	2.02%	1.21%

(1)	Excludes loans held for sale

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

At March 31, 2009 and December 31, 2008, our allowance for unfunded loan commitments and letters of credit was $550,000 and $500,000, respectively.

Securities

All of our securities are classified as available for sale and carried at fair value. These securities are used by the Company as a component of its balance sheet management strategies.  From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee.   In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.

At March 31, 2009, the market value of securities available for sale had an unrealized gain, net of tax, of $3.6 million compared to an unrealized gain, net of tax, of $2.5 million at December 31, 2008.  The change in market value of securities available for sale is due primarily to fluctuations in interest rates.  The Company does not consider these investment securities to be other than temporarily impaired.  In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

The following table sets forth our securities portfolio by type for the dates indicated:

	March 31,	December 31,
(in thousands)	2009	2008
Securities Available for Sale
U.S. government-sponsored enterprise preferred stock	$480	$488
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	349,413	341,838
State and municipal securities	192,671	185,653
Other securities	1,803	939
Total	$544,367	$528,918

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the Federal Home Loan Bank of Seattle (the “FHLB”). The Federal Reserve Bank of San Francisco (“FRB”), and wholesale repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) decreased $67.4 million, or 3%, since year-end 2008 while certificates of deposit greater than $100,000 decreased $24.3 million, or 7%, from year-end 2008.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At March 31, 2009 brokered and other wholesale deposits (excluding public deposits) totaled $156.1 million, or 7% of total deposits, compared to $102.1 million, or 4% of total deposits, at year-end 2008. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2009		December 31, 2008		March 31, 2008
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$474,736	20.2%	$466,078	19.6%	$508,955	20.1%
Interest bearing demand	454,723	19.4%	519,124	21.8%	471,980	18.7%
Money market	528,990	22.6%	530,065	22.3%	584,834	23.2%
Savings	133,517	5.7%	122,076	5.1%	116,486	4.6%
Certificates of deposit less than $100,000	281,660	12.0%	303,704	12.7%	315,720	12.5%
Total core deposits	1,873,626	79.9%	1,941,047	81.5%	1,997,975	79.1%
Certificates of deposit greater than $100,000	314,721	13.4%	338,971	14.2%	411,491	16.3%
Wholesale certificates of deposit (CDARS®)	95,817	4.1%	39,903	1.7%	- -	0.0%
Wholesale certificates of deposit	60,242	2.6%	62,230	2.6%	117,048	4.6%
Total deposits	$2,344,406	100.0%	$2,382,151	100.0%	$2,526,514	100.0%

Borrowings

We rely on Federal Home Loan Bank (“FHLB”) advances and Federal Reserve Bank (“FRB”) borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, one-to-four family real estate mortgages, and other loans.  At March 31, 2009, we had FHLB advances and FRB borrowings of $183 million, compared to $200 million at December 31, 2008.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2009 and December 31, 2008 we had repurchase agreements of $25 million.  Management anticipates that we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 4.75% at March 31, 2009. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.  Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.84% at March 31, 2009.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.6 million at March 31, 2009 and December 31, 2008. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we have a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. The outstanding balance on the line of credit was $100,000 at March 31, 2009 and December 31, 2008. The line matures on June 30, 2009 and, if not renewed, any principle balance outstanding is due at maturity.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2009, we had commitments to extend credit of $663.7 million compared to $703.3 million at December 31, 2008.

Capital Resources

Shareholders’ equity at March 31, 2009 was $415.7 million, up slightly from $415.4 million at December 31, 2008. Shareholders’ equity was 13.6% and 13.4% of total period-end assets at March 31, 2009 and December 31, 2008, respectively.

Capital Ratios: Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of preferred stock, common shareholders’ equity, and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.

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

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2009 and December 31, 2008.

	Company		Columbia Bank		Requirements
	3/31/2009	12/31/2008	3/31/2009	12/31/2008	Adequately capitalized	Well-Capitalized
Total risk-based capital ratio	14.47%	14.25%	11.45%	11.21%	8%	10%
Tier 1 risk-based capital ratio	13.21%	12.99%	10.19%	9.96%	4%	6%
Leverage ratio	11.30%	11.27%	8.75%	8.64%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a common stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2009 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which was repurchased in the period covered by this report. Due to our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program, we would first have to obtain approval from the Treasury before commencing any common stock repurchases under this plan.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2009, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2008. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2008 Annual Report on Form 10-K.

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

We cannot predict the effect of recently enacted and pending federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets.  The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009. In early 2009, Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, establishes a public-private investment fund for the purchase of troubled assets and expands the Term Asset-Backed Securities Loan Facility.

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

We have 65% of our loans secured by real estate.  The effects of the economic downturn are now significantly impacting our market area.  Further downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio, as the collateral securing those loans may decrease in value.  A continued downturn in the economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

Future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our ALLL.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Increases in the ALLL or charge-offs could have a negative effect on our financial condition and results of operation.

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

    Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in an impairment resulting in write-downs, which could be material.

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

    Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.  Depending on any future losses that the FDIC deposit insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

    On February 27, 2009 the FDIC issued a press release announcing a special Deposit Insurance Fund assessment of 20 basis points on insured institutions and granting the FDIC the authority to impose an additional assessment after June 30, 2009 of up to 10 basis points if necessary.  Subject to the passing of certain legislation that would allow the FDIC increased borrowing from the Treasury, the FDIC has indicated that it would significantly reduce the special assessment; however, there can be no assurance that this will occur.

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

Item 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.	OTHER INFORMATION

None.

Item 6.               EXHIBITS

10.1	Amendment effective February 1, 2009 to the Employment Agreement between the Bank, the Company and Melanie Dressel dated August 1, 2004(1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to the Company’s Current Report on Form 8-K filed February 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 6, 2009	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2009	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)