Form 10-Q
period 2009-06-30
COLUMBIA BANKING SYSTEM INC
filed 2009-07-31
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☒                                           Non-accelerated filer  ☐                                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 20, 2009 was 18,291,927

i

PART I - FINANCIAL INFORMATION
Item 1.                    FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share)	2009	2008	2009	2008
Interest Income
Loans	$29,250	$37,334	$59,051	$78,637
Taxable securities	4,195	4,895	8,403	9,875
Tax-exempt securities	2,076	1,999	4,089	4,000
Federal funds sold and deposits in banks	9	95	16	244
Total interest income	35,530	44,323	71,559	92,756
Interest Expense
Deposits	5,874	11,461	12,766	26,296
Federal Home Loan Bank and Federal Reserve Bank borrowings	700	1,995	1,465	4,577
Long-term obligations	306	429	657	916
Other borrowings	119	164	237	366
Total interest expense	6,999	14,049	15,125	32,155
Net Interest Income	28,531	30,274	56,434	60,601
Provision for loan and lease losses	21,000	15,350	32,000	17,426
Net interest income after provision for loan and lease losses	7,531	14,924	24,434	43,175
Noninterest Income
Service charges and other fees	3,562	3,738	7,176	7,306
Merchant services fees	1,880	2,162	3,650	4,078
Redemption of Visa and Mastercard shares	49	1,066	49	3,028
Gain on sale of investment securities, net	- -	- -	- -	882
Bank owned life insurance ("BOLI")	516	549	1,017	1,054
Other	993	1,790	2,082	3,114
Total noninterest income	7,000	9,305	13,974	19,462
Noninterest Expense
Compensation and employee benefits	12,296	12,348	24,148	25,744
Occupancy	2,937	3,199	5,982	6,458
Merchant processing	879	904	1,693	1,770
Advertising and promotion	687	637	1,379	1,218
Data processing	1,003	783	1,964	1,598
Legal and professional fees	1,019	765	1,986	714
Taxes, licenses and fees	597	796	1,393	1,547
Regulatory premiums	2,492	394	3,499	836
Net cost of operation of other real estate	225	- -	272	(23)
Other	3,179	3,541	6,179	7,059
Total noninterest expense	25,314	23,367	48,495	46,921
Income (loss) before income taxes	(10,783)	862	(10,087)	15,716
Provision (benefit) for income taxes	(5,253)	(1,074)	(6,069)	2,803
Net Income (Loss)	$(5,530)	$1,936	$(4,018)	$12,913
Net Income (Loss) Applicable to Common Shareholders	$(6,634)	$1,903	$(6,222)	$12,787
Earnings (loss) per common share
Basic	$(0.37)	$0.11	$(0.35)	$0.72
Diluted	$(0.37)	$0.11	$(0.35)	$0.71
Dividends paid per common share	$0.01	$0.17	$0.05	$0.34
Weighted average number of common shares outstanding	18,002	17,898	17,991	17,874
Weighted average number of diluted common shares outstanding	18,002	18,021	17,991	17,998

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30,	December 31,
(in thousands)			2009	2008
ASSETS
Cash and due from banks			$106,507	$84,787
Interest-earning deposits with banks			226	3,943
Total cash and cash equivalents			106,733	88,730
Securities available for sale at fair value (amortized cost of $536,298 and $525,110, respectively)			546,404	528,918
Federal Home Loan Bank stock at cost			11,607	11,607
Loans held for sale			2,272	1,964
Loans, net of deferred loan fees of ($4,278) and ($4,033), respectively			2,119,443	2,232,332
Less: allowance for loan and lease losses			48,880	42,747
Loans, net			2,070,563	2,189,585
Interest receivable			10,474	11,646
Premises and equipment, net			63,445	61,139
Other real estate owned			8,369	2,874
Goodwill			95,519	95,519
Core deposit intangible, net			5,368	5,908
Other assets			101,103	99,189
Total Assets			$3,021,857	$3,097,079
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing			$491,617	$466,078
Interest-bearing			1,861,709	1,916,073
Total deposits			2,353,326	2,382,151
Federal Home Loan Bank and Federal Reserve Bank borrowings			161,000	200,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			- -	201
Long-term subordinated debt			25,636	25,603
Other liabilities			45,024	48,739
Total liabilities			2,609,986	2,681,694
Commitments and contingent liabilities
Shareholders' equity:
	June 30,	December 31,
	2009	2008
Preferred stock (no par value, 76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	77	74,015	73,743
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	18,264	18,151	234,016	233,192
Retained earnings			95,939	103,061
Accumulated other comprehensive income			7,901	5,389
Total shareholders' equity			411,871	415,385
Total Liabilities and Shareholders' Equity			$3,021,857	$3,097,079

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock			Common Stock			Accumulated
							Other	Total
	Number of			Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount		Shares	Amount	Earnings	Income	Equity
Balance at January 1, 2008	- -	$	- -	17,953	$226,550	$110,169	$5,012	$341,731
Cumulative effect of applying EITF 06-4 consensus	- -		- -	- -	- -	(2,137)	- -	(2,137)
Adjusted balance	- -		- -	17,953	226,550	108,032	5,012	339,594
Comprehensive income
Net income	- -		- -	- -	- -	12,913	- -	12,913
Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	(4,816)	(4,816)
Net change in cash flow hedging instruments	- -		- -	- -	- -	- -	438	438
Other comprehensive loss								(4,378)
Comprehensive income								8,535
Common stock issued - stock option and other plans	- -		- -	93	1,399	- -	- -	1,399
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	65	- -	- -	- -	- -
Share-based payment	- -		- -	- -	739	- -	- -	739
Tax benefit associated with share-based compensation	- -		- -	- -	138	- -	- -	138
Cash dividends paid on common stock	- -		- -	- -	- -	(6,135)	- -	(6,135)
Balance at June 30, 2008	- -	$	- -	18,111	$228,826	$114,810	$634	$344,270

Balance at January 1, 2009	77		$73,743	18,151	$233,192	$103,061	$5,389	$415,385
Comprehensive loss:
Net loss	- -		- -	- -	- -	(4,018)	- -	(4,018)
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	- -		- -	- -	- -	- -	4,061	4,061
Net change in cash flow hedging instruments	- -		- -	- -	- -	- -	(879)	(879)
Pension plan plan liability adjustment, net	- -		- -	- -	- -	- -	(670)	(670)
Other comprehensive income								2,512
Comprehensive loss								(1,506)
Accretion of preferred stock discount	- -		272	- -	- -	(272)	- -	- -
Common stock issued - stock option and other plans	- -			35	345	- -	- -	345
Common stock issued - restricted stock awards, net of cancelled awards	- -		- -	78	- -	- -	- -	- -
Share-based payment	- -		- -	- -	575	- -	- -	575
Tax benefit deficiency associated with share-based compensation	- -		- -	- -	(96)	- -	- -	(96)
Preferred dividends	- -		- -	- -	- -	(1,922)	- -	(1,922)
Cash dividends paid on common stock	- -		- -	- -	- -	(910)	- -	(910)
Balance at June 30, 2009	77		$74,015	18,264	$234,016	$95,939	$7,901	$411,871

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$(4,018)		$12,913
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	32,000		17,426
Deferred income tax benefit	(2,925)		(429)
Excess tax benefit from stock-based compensation	- -		(138)
Stock-based compensation expense	575		739
Depreciation, amortization and accretion	3,435		3,664
Net realized gain on sale of securities	- -		(882)
Net realized gain (loss) on sale of other assets	154		(119)
Gain on termination of cash flow hedging instruments	(1,364)		(467)
Net change in:
Loans held for sale	(308)		1,159
Interest receivable	1,172		2,333
Interest payable	(1,558)		(2,184)
Other assets	(857)		(1,431)
Other liabilities	(2,559)		(7,584)
Net cash provided by operating activities	23,747		25,000
Cash Flows From Investing Activities
Purchases of securities available for sale	(43,951)		(76,907)
Proceeds from sales of securities available for sale	- -		51,358
Proceeds from principal repayments and maturities of securities available for sale	32,311		30,105
Loans originated and acquired, net of principal collected	77,529		3,717
Purchases of premises and equipment	(4,663)		(7,019)
Proceeds from disposal of premises and equipment	10		114
Purchase of FHLB stock	- -		(5,653)
Proceeds from termination of cash flow hedging instruments	- -		8,093
Improvements and other changes to other real estate owned	(6)		- -
Proceeds from sales of other real estate and other personal property owned	3,571		204
Net cash provided by investing activities	64,801		4,012
Cash Flows From Financing Activities
Net decrease in deposits	(28,825)		(99,137)
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings	709,000		1,491,268
Repayment from Federal Home Loan Bank and Federal Reserve Bank borrowings	(748,000)		(1,419,938)
Proceeds from repurchase agreement borrowings	- -		25,000
Net increase (decrease) in other borrowings	(201)		46
Cash dividends paid	(2,768)		(6,135)
Proceeds from issuance of common stock	249		1,399
Excess tax benefit from stock-based compensation	- -		138
Net cash used in financing activities	(70,545)		(7,359)
Increase in cash and cash equivalents	18,003		21,653
Cash and cash equivalents at beginning of period	88,730		93,975
Cash and cash equivalents at end of period	$106,733		$115,628
Supplemental Information:
Cash paid for interest	$16,683		$34,339
Cash paid for income tax	$500		$8,652
Loans transferred to other real estate owned	$9,248	$	- -

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results to be anticipated for the year ending December 31, 2009. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K.

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

2.     Accounting Pronouncements Recently Issued or Adopted
Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation 46(R) (“SFAS 167”).  SFAS No. 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes required by SFAS No. 166 on FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities and concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact of the adoption of SFAS No. 167 on its consolidated financial position and results of operations.

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

In April 2009, the Securities and Exchange Commission issued SAB No. 111.  This SAB amends and replaces Topic 5.M. in the SAB series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities to exclude debt securities from its scope.  The SEC released SAB No. 111 in response to the FASB’s issuance of FSP FAS 115-2 and FAS 124-2, which provided guidance for assessing whether an impairment of a debt security is other than temporary.  The Company will continue to apply the guidance, as revised, in SAB Topic 5.M in assessing whether an impairment of an equity security is other than temporary.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (“SFAS 165”).  This Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This Statement became effective for the Company at June 30, 2009 (see Note 13) and had no impact on the Company’s financial condition or results of operation.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The Company adopted this FSP at June 30, 2009 and there was no effect on our financial condition and results of operations as a result of applying the guidance in this FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The Company adopted this FSP at June 30, 2009 (see Note 12).

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the transaction volume and level of market activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted this FSP at June 30, 2009 and there was no effect on our financial condition and results of operations as a result of applying the guidance in this FSP.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement amends and requires enhanced qualitative, quantitative and credit risk disclosures about an entity’s derivative and hedging activities, but does not change the scope or accounting principles of Statement No. 133.  SFAS 161 became effective for fiscal years and interim periods beginning after November 15, 2008.  Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative financial instruments and related hedged items, adoption of SFAS 161 did not impact the Company’s financial condition or results of operations (See Note 11).

3.     Earnings per Common Share

Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period.  Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms.  Diluted EPS reflects the assumed conversion of all dilutive securities.  The Company calculates earnings per share using the two-class method as described in SFAS 128 (see Note 2).    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2009	2008 (1)	2009	2008 (1)
Net income (loss)	$(5,530)	$1,936	$(4,018)	$12,913
Preferred dividends	(961)	- -	(1,922)	- -
Accretion of issuance discount for preferred stock	(140)	- -	(272)	- -
Dividends and undistributed earnings allocated to unvested share-based payment awards	(3)	(33)	(10)	(126)
Net income (loss) applicable to common shareholders	$(6,634)	$1,903	$(6,222)	$12,787
Basic weighted average common shares outstanding	18,002	17,898	17,991	17,874
Dilutive effect of potential common shares from:
Awards granted under equity incentive program	- -	123	- -	124
Diluted weighted average common shares outstanding (2)	18,002	18,021	17,991	17,998
Earnings (loss) per common share:
Basic	$(0.37)	$0.11	$(0.35)	$0.72
Diluted (2)	$(0.37)	$0.11	$(0.35)	$0.71
Potentially dilutive securities that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	957	37	958	37

(1)	The Company adopted FSP EITF 03-6-1 on January 1, 2009. All prior periods have been restated to the current period’s presentation.

(2)
Due to the net loss applicable to common shareholders in the second quarter and first six months of 2009, basic shares were used to calculate diluted earnings per share.  Adding dilutive securities to the denominator would result in anti-dilution.

4.     Dividends

On January 29, 2009, the Company declared a quarterly cash dividend of $0.04 per share, payable on February 25, 2009 to shareholders of record as of the close of business on February 11, 2009.  On April 22, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on May 20, 2009, to shareholders of record at the close of business on May 6, 2009.  Subsequent to quarter end, on July 22, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on August 19, 2009, to shareholders of record at the close of business August 5, 2009.  The decision to continue with the reduced quarterly dividend as compared to recent quarters was based upon the Board of Directors’ review of the Company’s dividend payout ratio and dividend yield balanced with the Company’s desire to retain capital.    The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

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

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

	Three Months Ended June 30, 2009
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$11,409	$11,930	$5,192	$28,531
Provision for loan and lease losses	(15,356)	(5,644)	- -	(21,000)
Net interest income after provision for loan and lease losses	(3,947)	6,286	5,192	7,531
Noninterest income	642	2,213	4,145	7,000
Noninterest expense	(3,401)	(6,309)	(15,604)	(25,314)
Income (loss) before income taxes	(6,706)	2,190	(6,267)	(10,783)
Income tax benefit				5,253
Net loss				$(5,530)
Total assets	$1,411,255	$872,534	$738,068	$3,021,857

	Three Months Ended June 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$11,391	$14,418	$4,465	$30,274
Provision for loan and lease losses	(10,240)	(5,110)	- -	(15,350)
Net interest income after provision for loan and lease losses	1,151	9,308	4,465	14,924
Noninterest income	1,140	5,399	2,766	9,305
Noninterest expense	(2,854)	(10,028)	(10,485)	(23,367)
Income (loss) before income taxes	(563)	4,679	(3,254)	862
Income tax benefit				1,074
Net income				$1,936
Total assets	$1,388,252	$1,138,968	$642,387	$3,169,607

	Six Months Ended June 30, 2009
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$21,682	$24,247	$10,505	$56,434
Provision for loan and lease losses	(21,786)	(10,214)	- -	(32,000)
Net interest income after provision for loan and lease losses	(104)	14,033	10,505	24,434
Noninterest income	1,584	4,463	7,927	13,974
Noninterest expense	(7,797)	(11,703)	(28,995)	(48,495)
Income (loss) before income taxes	(6,317)	6,793	(10,563)	(10,087)
Income tax benefit				6,069
Net loss				$(4,018)
Total assets	$1,411,255	$872,534	$738,068	$3,021,857

	Six Months Ended June 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$22,724	$29,843	$8,034	$60,601
Provision for loan and lease losses	(11,767)	(5,659)	- -	(17,426)
Net interest income after provision for loan and lease losses	10,957	24,184	8,034	43,175
Noninterest income	2,623	10,330	6,509	19,462
Noninterest expense	(5,834)	(20,022)	(21,065)	(46,921)
Income (loss) before income taxes	7,746	14,492	(6,522)	15,716
Income tax provision				(2,803)
Net income				$12,913
Total assets	$1,388,252	$1,138,968	$642,387	$3,169,607

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2009 by level within the fair value hierarchy.  As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2009	Level 1		Level 2		Level 3
Assets
Securities Available for Sale
U.S. government-sponsored enterprise preferred stock	$496		$496	$	- -	$	- -
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	346,344		- -		346,344		- -
State and municipal debt securities	198,602		- -		198,602		- -
Other securities	962		- -		962		- -
Total securities available for sale	$546,404		$496		$545,908	$	- -
Other assets (Interest rate contracts)	$9,489	$	- -		$9,489	$	- -
Liabilities
Other liabilities (Interest rate contracts)	$9,489	$	- -		$9,489	$	- -

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

     The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at June 30, 2009:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2009	Level 1		Level 2		Level 3
Impaired loans (1)	$29,743	$	- -	$	- -	$29,743
Other real estate owned (2)	1,690		- -		- -	1,690
	$31,433	$	- -	$	- -	$31,433

(1)
In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans totaling $44.2 million were subject to specific valuation allowances and/or partial charge-offs totaling $14.5 million during the quarter ended June 30, 2009.

(2)
Loans receivable transferred to other real estate owned during the quarter ended June 30, 2009 with a carrying amount of $1.9 million were written down to their fair value of $1.7 million, less cost to sell of $169 thousand (or $1.5 million), resulting in a loss of $399 thousand, which was charged to the allowance for loan and lease losses during the period.

7.     Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Three Months Ended
	June 30,
(in thousands)	2009	2008
Net unrealized gain(loss) from available for sale securities arising during the period, net of tax of ($1,625) and $3,712	$2,949	$(6,737)
Net change in cash flow hedging instruments, net of tax of $249 and $124	(452)	(225)
Pension plan liability adjustment, net of tax of ($10) and $0	19	- -
Other comprehensive income (loss)	$2,516	$(6,962)

	Six Months Ended
	June 30,
(in thousands)	2009	2008
Unrealized gain(loss) from securities:
Net unrealized holding gain(loss) from available for sale securities arising during the period, net of tax of $(2,237) and $2,345	$4,061	$(4,245)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $311	- -	(571)
Net unrealized gain (loss) from securities, net of reclassification adjustment	4,061	(4,816)
Cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $0 and $(425)	- -	739
Reclassification adjustment of net gain included in income, net of tax of $485 and $166	(879)	(301)
Net change in cash flow hedging instruments	(879)	438
Pension plan liability adjustment:
Unrecognized net actuarial loss during period, net of tax of $379 and $0	(689)	- -
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($10) and $0	19	- -
Pension plan liability adjustment, net	(670)	- -
Other comprehensive income (loss)	$2,512	$(4,378)

8.     Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale at June 30, 2009 and December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2009:
U.S. government-sponsored enterprise preferred stock	$488	$76	$(68)	$496
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	337,650	8,882	(188)	346,344
State and municipal securities	197,160	5,064	(3,622)	198,602
Other securities	1,000	- -	(38)	962
Total	$536,298	$14,022	$(3,916)	$546,404
December 31, 2008:
U.S. government-sponsored enterprise	$488	$ - -	$ - -	$488
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	335,207	6,889	(258)	341,838
State and municipal securities	188,415	2,547	(5,309)	185,653
Other securities	1,000	- -	(61)	939
Total	$525,110	$9,436	$(5,628)	$528,918

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009:
U.S. government-sponsored enterprise preferred stock	$264	$(68)	$ - -	$-	$264	$(68)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	8,502	(188)	- -	-	8,502	(188)
State and municipal securities	36,755	(1,189)	41,303	(2,433)	78,058	(3,622)
Other securities	- -	- -	962	(38)	962	(38)
Total	$45,521	$(1,445)	$42,265	$(2,471)	$87,786	$(3,916)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
U.S. government-sponsored enterprise stock	$ - -	$ - -	$ - -	$ - -	$ - -	$ - -
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	562	(3)	17,414	(255)	17,976	(258)
State and municipal securities	95,560	(4,744)	6,863	(565)	102,423	(5,309)
Other securities	- -	- -	939	(61)	939	(61)
Total	$96,122	$(4,747)	$25,216	$(881)	$121,338	$(5,628)

    The unrealized losses on the above securities are primarily attributable to fluctuations in market interest rates subsequent to their purchase by the Company.  In addition, management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities.  Management believes the nature of securities in the Bank’s investment portfolio present a very high probability of a recovery of the securities’ amortized cost basis, as the majority of the securities held are backed by government agencies or government-sponsored enterprises.  However, this recovery may not occur for some time, perhaps greater than the one-year time horizon or perhaps even at maturity.

9.     Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Beginning balance	$44,249	$27,914	$42,747	$26,599
Provision charged to expense	21,000	15,350	32,000	17,426
Loans charged off	(16,797)	(1,688)	(26,504)	(2,903)
Recoveries	428	148	637	602
Ending balance	$48,880	$41,724	$48,880	$41,724

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Beginning balance	$550	$349	$500	$349
Net changes in the allowance for unfunded commitments and letters of credit	25	110	75	110
Ending balance	$575	$459	$575	$459

    At June 30, 2009 and December 31, 2008, the total recorded investment in impaired loans was $127.8 million and $106.8 million, respectively.  At June 30, 2009, $31.7 million of impaired loans had a specific valuation allowance of $5.6 million.  At December 31, 2008, $8.3 million of impaired loans had a specific valuation allowance of $1.2 million.

10.  Goodwill and Intangible Assets

At June 30, 2009 and December 31, 2008, the Company had $95.5 million in goodwill.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  At June 30, 2009, the Company concluded there were no more likely than not indicators of impairment and no interim impairment test was performed.

    At June 30, 2009 and December 31, 2008, the Company had a core deposit intangible (“CDI”) asset of $5.4 million and $5.9 million, respectively.  The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $271,000 and $296,000 for the three months ended June 30, 2009 and June 30, 2008 and $541,000 and $592,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. The Company estimates that aggregate amortization expense on the CDI will be $1.0 million for 2009, $963,000 for 2010, $893,000 for 2011 and $832,000 for 2012.  The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

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

The following table presents the fair value of derivative instruments at June 30, 2009 and 2008:

	Asset Derivatives				Liability Derivatives
	2009		2008		2009		2008
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$9,489	Other assets	$3,151	Other liabilities	$9,489	Other liabilities	$3,151

12.  Fair Value of Financial Instruments

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

		June 30, 2009
(in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	Approximately equal to carrying value	$106,507	$106,507
Interest-earning deposits with banks	Approximately equal to carrying value	226	226
Securities available for sale	Quoted market prices, discounted expected future cash flows	546,404	546,404
Loans held for sale	Approximately equal to carrying value	2,272	2,272
Loans	Comparable market statistics	2,070,563	1,899,290
Liabilities
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Approximately equal to carrying value	$2,353,326	$2,357,481
FHLB and FRB borrowings	Discounted expected future cash flows	161,000	159,582
Repurchase agreements	Discounted expected future cash flows	25,000	29,900
Long-term subordinated debt	Discounted expected future cash flows	25,636	10,092

Off-Balance-Sheet Financial Instruments: The fair value of commitments, guarantees, and letters of credit at June 30, 2009, approximates the recorded amounts of the related fees, which are not material. The fair value is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

13.  Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through July 31, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning.  These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  In addition to the factors set forth in this Form 10-Q, the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2008 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•
local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

•	the local housing/real estate market could continue to decline;

•
the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	legislation or changes in regulatory requirements could adversely affect the businesses in which we are engaged, our results of operations and financial condition; and

•	the efficiencies we expect to receive from investments in personnel, acquisitions and infrastructure could not be realized.

Given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

We have established certain accounting policies in preparing our Consolidated Financial Statements that are in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are presented in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K. Certain of these policies require the use of judgments, estimates and economic assumptions which may prove inaccurate or are subject to variation that may significantly affect our reported results of operations and financial position for the periods presented or in future periods. Management believes that the judgments, estimates and economic assumptions used in the preparation of the Consolidated Financial Statements are appropriate given the factual circumstances at the time.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, a specific valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends, collateral values, past-due and nonperforming loan trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2008 Annual Report on Form 10-K.

Valuation and Recoverability of Goodwill

Goodwill represented $95.5 million of our $3.02 billion in total assets and $411.9 million in total shareholders’ equity as of June 30, 2009.  Goodwill is assigned to reporting units for purposes of impairment testing.  The Company has three reporting units: retail banking, commercial banking, and private banking.  The products and services of companies previously acquired are comparable to the Company’s retail banking operations.  Accordingly, all of the Company’s goodwill is assigned to the retail banking reporting unit.  We review our goodwill for impairment annually, during the third quarter.  Goodwill of a reporting unit is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and an adverse action or assessment by a regulator.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

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

    During the fourth quarter of 2008, due to the poor overall economic conditions, declines in our stock price as well as financial stocks in general, and a challenging operating environment for the financial services industry, we determined a triggering event had occurred and we conducted an interim impairment test of our goodwill.  Based on the results of the test, we determined no goodwill impairment charges were required for the year ended December 31, 2008.  Valuation methodologies and material assumptions utilized for our annual and interim impairment tests conducted in 2008 are described in greater detail in the “Goodwill” section of this discussion.  At June 30, 2009, management concluded there were no more likely than not indicators of goodwill impairment.

OVERVIEW

Earnings Summary

The Company reported a net loss for the second quarter of $5.5 million and a $6.6 million net loss applicable to common shareholders or $(0.37) per diluted common share, compared to net income of $1.9 million or $0.11 per diluted share for the second quarter of 2008.  Net loss applicable to common shareholders for 2009 is net of the preferred stock dividend of $961,000 and the accretion of the preferred stock discount totaling $140,000.  The net loss for the period was primarily attributable to the large increase in the provision for loan losses in the second quarter of 2009 reflective of the level of net charge-offs and the continued deterioration in credit quality as evidenced by the elevated level of nonperforming assets.  Return on average assets and return on average common equity were (0.73%) and (7.73%), respectively, for the second quarter of 2009, compared with returns of 0.24% and 2.19%, respectively for the same period of 2008.

The Company reported a net loss for the first six months of 2009 of $4.0 million and a $6.2 million net loss applicable to common shareholders or $(0.35) per diluted common share, compared to net income applicable to common shareholders of $12.8 million or $0.71 per diluted share for the first six months of 2008.  Net loss applicable to common shareholders for 2009 is net of the preferred stock dividend of $1.9 million and the accretion of the preferred stock discount totaling $272,000.  Net income applicable to common shareholders for 2008 includes an allocation of dividends and undistributed earnings of $126,000 resulting from application of the two-class method of calculating earnings per share.  The decline in net income from the prior year was primarily attributable to the large increase in the provision for loan losses in the first six months of 2009 reflective of the level of net charge-offs and the continued deterioration in credit quality.  Return on average assets and return on average equity were (0.27%) and (3.63%), respectively, for the first six months of 2009, compared with returns of 0.82% and 7.37%, respectively for the same period of 2008.  As stated above, the Company’s results for the first six months of 2009 declined from the same period in 2008, primarily as a result of a provision for loan and lease losses of $32.0 million.

Revenue (net interest income plus noninterest income) for the three months ended June 30, 2009 was $35.5 million, 10% lower than the same period in 2008.  The decrease was primarily driven by lower interest earned on our loan portfolio due to the decline in interest rates and loans outstanding from the second quarter 2008 as well as from the redemption of Visa and Mastercard shares and the receipt of life insurance proceeds in 2008.

Revenue for the first six months ended June 30, 2009 was $70.4 million, reflecting a 12% decrease in noninterest income driven primarily by gains on sales of investment securities, proceeds from the redemption of Visa and Mastercard shares and the receipt of life insurance proceeds in the same period of last year.

Total noninterest expense in the quarter ended June 30, 2009 was $25.3 million, an 8% increase from the second quarter of 2008.  Regulatory premiums, legal and professional fees and data processing costs increased $2.1 million, $254,000 and $220,000, respectively over the same period in 2008.

Total noninterest expense in the first six months of 2009 was $48.5 million, or 3% higher than in the first six months of 2008, principally due to higher regulatory premiums and legal and professional fees and data processing costs.  These increases were mitigated by reductions in compensations and benefits of $1.6 million.

The provision for loan and lease losses for the second quarter of 2009 was $21.0 million compared with $15.4 million for the second quarter of 2008.  The additional provision is due to the continued decline in real estate values stemming from the weakness in the current economy and non-accrual loans of $136.1 million at June 30, 2009 compared to $72.3 million at June 30, 2008.  The provision increased the Company’s total allowance for loan and lease losses to 2.31% of net loans at June 30, 2009 from 1.91% at year-end 2008 and 1.83% at June 30, 2008.  Net charge-offs for the current quarter were $16.4 million compared to $1.5 million for the second quarter of 2008.

The provision for loan and lease losses for the first six months of 2009 was $32.0 million compared with $17.4 million for the first six months of 2008.  Net charge-offs for the first six months of 2009 were $25.9 million as compared with $2.3 million for the first six months of 2008.

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

Net Interest Income

For the three months ended June 30, 2009 we experienced a slight decrease in our net interest margin when compared to the same period in 2008.  This decrease resulted primarily from a decline in the yield on earning assets.  For the second quarter of 2009 interest income decreased 20% while interest expense decreased 50%, when compared to the same period in 2008.  The decrease in interest income and interest expense for the period is primarily due to rate decreases on both interest-earning assets and interest-bearing liabilities.  For the six months ended June 30, 2009 interest income decreased 23% over the same period in 2008 whereas interest expense decreased 53%.

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

	Three months ended June 30,			Three months ended June 30,
	2009			2008

	Average	Interest	Average	Average	Interest	Average
(in thousands)	Balances (1)	Earned / Paid	Rate	Balances (1)	Earned / Paid	Rate
ASSETS
Loans, net (1) (2)	$2,159,415	$29,359	5.45%	$2,297,661	$37,437	6.55%
Securities (2)	554,270	7,426	5.37%	584,780	8,172	5.62%
Interest-earning deposits with banks and federal funds sold	14,401	9	0.24%	20,008	95	1.91%
Total interest-earning assets	2,728,086	$36,794	5.41%	2,902,449	$45,704	6.33%
Other earning assets	49,247			47,780
Noninterest-earning assets	247,158			232,648
Total assets	$3,024,491			$3,182,877
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$720,458	$4,118	2.29%	$798,844	$7,369	3.71%
Savings accounts	133,815	88	0.26%	115,889	103	0.36%
Interest-bearing demand	462,433	551	0.48%	456,298	1,459	1.29%
Money market accounts	533,487	1,117	0.84%	579,093	2,530	1.76%
Total interest-bearing deposits	1,850,193	5,874	1.27%	1,950,124	11,461	2.36%
Federal Home Loan Bank and Federal Reserve Bank borrowings	172,770	700	1.63%	313,763	1,995	2.56%
Securities sold under agreements to repurchase	25,000	119	1.91%	25,000	118	1.89%
Other borrowings and interest-bearing liabilities	161	0	0.50%	5,122	46	3.64%
Long-term subordinated debt	25,626	306	4.80%	25,547	429	6.76%
Total interest-bearing liabilities	2,073,750	$6,999	1.35%	2,319,556	$14,049	2.44%
Noninterest-bearing deposits	487,192			463,101
Other noninterest-bearing liabilities	45,588			45,361
Shareholders' equity	417,961			354,859
Total liabilities & shareholders' equity	$3,024,491			$3,182,877
Net interest income (2)		$29,795			$31,655
Net interest margin			4.38%			4.39%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the second quarter ended June 30, 2009 related to nonaccrual loans totaled $750,000.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $788,000 and $984,000 for the three months ended June 30, 2009 and 2008 respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Six months ended June 30,			Six months ended June 30,
	2009			2008

	Average	Interest	Average	Average	Interest	Average
(in thousands)	Balances (1)	Earned / Paid	Rate	Balances (1)	Earned / Paid	Rate
ASSETS
Loans, net (1) (2)	$2,188,500	$59,268	5.48%	$2,301,125	$78,825	6.89%
Securities (2)	548,867	14,767	5.44%	583,418	16,472	5.68%
Interest-earning deposits with banks and federal funds sold	13,678	16	0.23%	19,767	244	2.48%
Total interest-earning assets	2,751,045	$74,051	5.44%	2,904,310	$95,541	6.62%
Other earning assets	48,999			47,470
Noninterest-earning assets	241,040			232,665
Total assets	$3,041,084			$3,184,445
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$734,875	$9,019	2.48%	$821,845	$16,457	4.03%
Savings accounts	130,384	202	0.31%	115,378	217	0.38%
Interest-bearing demand	465,715	1,230	0.53%	457,581	3,579	1.57%
Money market accounts	528,648	2,315	0.89%	582,305	6,043	2.09%
Total interest-bearing deposits	1,859,622	12,766	1.39%	1,977,109	26,296	2.67%
Federal Home Loan Bank and Federal Reserve Bank borrowings	193,784	1,465	1.53%	298,908	4,577	3.08%
Securities sold under agreements to repurchase	25,000	236	1.91%	22,115	260	2.36%
Other borrowings and interest-bearing liabilities	204	1	0.56%	5,188	106	4.11%
Long-term subordinated debt	25,618	657	5.18%	25,537	916	7.21%
Total interest-bearing liabilities	2,104,228	$15,125	1.45%	2,328,857	$32,155	2.78%
Noninterest-bearing deposits	471,532			457,099
Other noninterest-bearing liabilities	46,472			45,906
Shareholders' equity	418,852			352,583
Total liabilities & shareholders' equity	$3,041,084			$3,184,445
Net interest income (2)		$58,926			$63,386
Net interest margin			4.32%			4.39%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the six months ended June 30, 2009 related to nonaccrual loans totaled $1.4 million.  Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.4 million and $2.1 million for the six months ended June 30, 2009 and 2008 respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the second quarter of 2009, the Company added $21 million to its provision for loan and lease losses, compared to $15.4 million for the same period in 2008.  The elevated provision is principally due to the continued decline in real estate values resulting from the current economic environment.  The additional provision increased the Company’s total allowance for loan losses to 2.31% of net loans at June 30, 2009.   Comparing second quarter 2009 to the first quarter of 2009, the provision for loan and lease losses increased $10.0 million or 91%.  See the discussion under “Nonperforming Assets” for details related to the non-accrual loans.

Noninterest Income

Noninterest income for the second quarter of 2009 was $7.0 million, compared to noninterest income of $9.3 million for the same period last year.  The change was primarily a result of the $1.1 million redemption of Visa and Mastercard shares during the second quarter of 2008 as well as a reduction of $797,000 in other noninterest income items.  The reduction in other noninterest income is primarily driven by the receipt of life insurance proceeds in 2008 of $612,000 from the death of a former officer covered by BOLI.  Removing the impact of these non-recurring amounts, noninterest income for the second quarter 2009 declined $627,000 over the same period in 2008.  This decline in noninterest income was the result of a decrease of $282,000 in merchant card services fees driven primarily by reduced transaction volume.  In addition, decreases totaling $208,000 in other noninterest income items such as mortgage banking fees and cash management fees contributed to the decline in noninterest income.  These declines were also driven primarily by reduced transaction volumes and reduced values of assets under management.

For the six months ended June 30, 2009, noninterest income decreased $5.5 million, or 28%, compared to the same period in 2008.  The decrease in noninterest income is primarily due to the $3.0 million redemption of Visa and Mastercard shares and the $882,000 gain on the sale of investment securities recorded in the first quarter of 2008.  In addition, as described above, other noninterest income decreased $612,000 as a result of the life insurance proceeds received in 2008.

Noninterest Expense

Noninterest expense for the second quarter of 2009 was $25.3 million, an 8% increase from $23.4 million a year earlier.  This increase is due primarily to significantly higher FDIC premium assessment rates as well as the accrual of $1.4 million for the special assessment imposed by the FDIC on all insured depository institutions and increased data processing expenses.  The increased assessment rate as well as the special assessment is the result of losses incurred by the Deposit Insurance Fund and not directly related to the Company’s performance.  Removing the impact of the increased regulatory premiums noninterest expense declined slightly as compared to the same period in 2008.  Data processing expenses increased $220,000, or 28%, in the second quarter of 2009 as compared to the same period last year.  The increase is the result of our decision to outsource certain aspects of our data processing.  We were able to offset a portion of the increased data processing expense by not increasing our staffing levels in this area, not replacing aging equipment or purchasing new equipment.

Total noninterest expense for the first six months of 2009 increased $1.6 million, or 3%, as compared to the same period in 2008.  As described above, this increase is primarily due to increases in regulatory premium assessments of $2.7 million compared to the same period in 2008.   Decreases in compensation and employee benefits of $1.6 million, occupancy expenses of $476,000 and other expenses of $880,000 compared to the same period last year were offset by increased legal and professional fees of $1.3 million.  Legal and professional fees increased due to increased loan collection activities in the current period as well as the first six months of the prior period benefiting from a recovery of $889,000 related to our Visa litigation reserve.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2009	2008	Increase (Decrease) Amount	2009	2008	Increase (Decrease) Amount
Core deposit intangible amortization ("CDI")	$271	$296	$(25)	$541	$592	$(51)
Software support & maintenance	159	168	(9)	321	377	(56)
Telephone & network communications	351	410	(59)	710	809	(99)
Federal Reserve Bank processing fees	94	116	(22)	176	227	(51)
Supplies	242	366	(124)	431	629	(198)
Postage	319	390	(71)	630	751	(121)
Investor relations	91	90	1	174	141	33
Travel	90	140	(50)	179	234	(55)
ATM Network	146	144	2	288	343	(55)
Sponsorships and charitable contributions	193	145	48	338	303	35
Directors fees	105	95	10	213	230	(17)
Employee expenses	86	141	(55)	188	322	(134)
Insurance	116	124	(8)	232	244	(12)
CRA partnership investment expense (1)	103	218	(115)	190	346	(156)
Miscellaneous	813	698	115	1,568	1,511	57
Total other noninterest expense	$3,179	$3,541	$(362)	$6,179	$7,059	$(880)

(1)
The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the six months ended June 30, 2009, $256,000 of such credits was taken as a reduction in our current period income tax expense. In addition, our taxable income was decreased by approximately $67,000 for the six-month period ended June 30, 2009 as a result of the tax benefit associated with this investment expense.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis, which is not defined in accounting principles generally accepted in the United States.  Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gains and losses arising from nonrecurring transactions] was 63.79% for the second quarter 2009 and 63.69% for the first six months of 2009, compared to 59.31% and 60.77% for the second quarter and first six months of 2008, respectively.  Due to the low interest rate environment revenues declined faster than noninterest expense resulting in an increase in the efficiency ratio.

Income Taxes

We recorded an income tax benefit of $5.3 million and $6.1 million for the second quarter and first six months of 2009, compared with a benefit of $1.1 million and a provision expense of $2.8 million for the same periods in 2008. Our effective tax rate differs from the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits.  For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. In analyzing our existing portfolio, we review our consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. We review these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we review these types of loans for impairment in accordance with accounting principles generally accepted in the United States. Impaired loans are considered for nonaccrual status and will typically remain as such until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

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

We have diversification of loan types within our portfolio.  However, we are not immune to the current instability in the real estate markets and construction related industries.  Accordingly, we will continue to be diligent in our risk management practices and maintain, what we believe, are adequate reserves for probable loan losses.

Loan Portfolio Analysis

We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

    The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30,	% of	December 31,	% of
(in thousands)	2009	Total	2008	Total
Commercial business	$789,166	37.2%	$810,922	36.3%
Real estate:
One-to-four family residential	56,494	2.7%	57,237	2.6%
Commercial and five or more family residential properties	857,181	40.4%	862,595	38.7%
Total real estate	913,675	43.1%	919,832	41.3%
Real estate construction:
One-to-four family residential	154,299	7.3%	209,682	9.4%
Commercial and five or more family residential properties	56,124	2.7%	81,176	3.6%
Total real estate construction	210,423	10.0%	290,858	13.0%
Consumer	210,457	9.9%	214,753	9.6%
Subtotal	2,123,721	100.2%	2,236,365	100.2%
Less: Deferred loan fees	(4,278)	-0.2%	(4,033)	-0.2%
Total loans	$2,119,443	100.0%	$2,232,332	100.0%
Loans Held for Sale	$2,272		$1,964

Total loans declined $112.9 million, or 5%, from year-end 2008.  The reduction in total loans was driven primarily by decreases in real estate construction related loans.  During the period, the Company’s exposure to such loans has been reduced through a combination of conversion to permanent loans, loan payoffs and pay-downs as well as loan charge-offs.

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

Nonaccrual loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectability of principal or interest. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.  When a loan is placed on nonaccrual status, any accrued but unpaid interest on that date is removed from interest income.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

	June 30,	December 31,
(in thousands)	2009	2008
Nonaccrual loans:
Commercial business	$12,198	$2,976
Real estate:
One-to-four family residential	1,879	905
Commercial and five or more family residential real estate	24,256	5,710
Total real estate	26,135	6,615
Real estate construction:
One-to-four family residential	65,168	69,668
Commercial and five or more family residential real estate	22,099	25,752
Total real estate construction	87,267	95,420
Consumer	2,167	1,152
Total nonaccrual loans	127,767	106,163
Restructured loans:
Commercial business	- -	587
Total nonperforming loans	127,767	106,750
Other real estate owned	8,369	2,874
Total nonperforming assets	$136,136	$109,624

The percent of nonperforming assets to period-end assets at June 30, 2009 was 4.51% compared to 3.54% for December 31, 2008.   Real estate construction loans continue to be the primary component of nonperforming assets, representing $87.3 million, or 64%, of nonperforming assets.  Commercial real estate loans account for another $24.3 million, or 19% of non-performing assets.

The commercial real estate nonperforming assets are primarily centered in condominium development loans of approximately $14.0 million and retail property loans of approximately $9.5 million.  The increase in the Commercial Real Estate category reflects the continuing weakness in this sector with increased nonperforming loans secured by office, retail and warehouse properties.

In the residential construction portfolio there was a decrease in nonperforming loans of $4.5 million from December 31, 2008.  The decrease in this sector of the nonperforming loans portfolio primarily stems from net transfers of $4.0 million into the OREO category.  OREO properties acquired from nonperforming residential construction loans comprise $6.9 million of the $8.4 million in OREO at June 30, 2009, up from $2.9 million at December 31, 2008.

  As real estate market values continued to decline, the Company charged down loans realizing charge-offs before recoveries of $26.5 million for the six months ended June 30, 2009.  These charge-offs included additional write-downs of $11.4 million on loans previously charged down.  In addition, loans of $58.3 million were placed on nonaccrual during the six months ended June 30, 2009.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with generally accepted accounting principles related to accounting for contingencies.

2.
Criticized/classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with generally accepted accounting principles related to accounting by creditors for impairment of a loan.

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

At June 30, 2009, our allowance for loan and lease losses (“ALLL”) was $48.9 million, or 2.31% of total loans (excluding loans held for sale) and 38% of nonperforming loans and 36% of nonperforming assets. This compares with an allowance of $42.8 million, or 1.91% of the total loan portfolio (excluding loans held for sale), 40% of nonperforming loans and 39% of nonperforming assets at December 31, 2008.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Beginning balance	$44,249	$27,914	$42,747	$26,599
Charge-offs:
One-to-four family residential	(96)	- -	(96)	- -
Residential construction, land & acquisitions	(9,884)	(580)	(16,168)	(687)
Commercial business	(750)	- -	(3,286)	(359)
Commercial real estate	(5,378)	(505)	(6,082)	(505)
Consumer	(689)	(603)	(872)	(1,352)
Total charge-offs	(16,797)	(1,688)	(26,504)	(2,903)
Recoveries
One-to-four family residential	- -	- -	68	- -
Residential construction, land & acquisitions	52	16	91	16
Commercial business	362	72	391	104
Commercial real estate	- -	4	22	304
Consumer	14	56	65	178
Total recoveries	428	148	637	602
Net charge-offs	(16,369)	(1,540)	(25,867)	(2,301)
Provision charged to expense	21,000	15,350	32,000	17,426
Ending balance	$48,880	$41,724	$48,880	$41,724
Total loans, net at end of period (1)	$2,119,443	$2,275,719	$2,119,443	$2,275,719
Allowance for loan losses to period-end loans	2.31%	1.83%	2.31%	1.83%

(1)	Excludes loans held for sale

The Company’s specific allowance for loan and lease losses (“ALLL”) related to impaired loans at June 30, 2009 did not increase at the same rate as our non-performing and impaired loans primarily because the value of collateral securing those loans exceeded the carrying value of the loans or, similarly, the carrying value of the loan reflected a partial charge-off to the market value of collateral (less costs to sell).

The Company measures impairment on impaired loans by using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the loan may be used to assess impairment.  Predominately, the Company uses the fair value of collateral approach based upon a reliable valuation.

    The following table summarizes impaired loan financial data at June 30, 2009, December 31, 2008 and June 30, 2008:

	Jun 30,	Dec 31,
in millions	2009	2008
Impaired loans	$127.8	$106.8
Impaired loans with specific allocations	$31.7	$8.3
Amount of the specific allocations	$5.6	$1.2

The Company completes a quarterly review of non-performing and impaired loans and, based upon that review, will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan and lease losses (“ALLL”) or by designating a specific reserve per accounting principles generally accepted in the United States.

Generally, the Company will record the charge-off rather than designate a specific reserve.  As a result, the carrying amount of non-performing and impaired loans may not exceed the value of the underlying collateral.  This process enables the Company to adequately reserve for non-performing loans within the ALLL.

When a loan secured by real estate migrates to non-performing and impaired status and it does not have a market valuation less than one year old,  the Company secures an updated  market valuation by a third party appraiser that is reviewed by the Company’s on staff appraiser.  Subsequently, the asset will be appraised annually by a third party appraiser or the Company’s on staff appraiser.  The evaluation may occur more frequently if management determines that there has been increased market deterioration within a specific geographical location.  Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan and lease losses (“ALLL”) or by designating a specific reserve in accordance with accounting principles generally accepted in the United States.

    At June 30, 2009 and March 31, 2009, the Company had $112 million in non-performing and impaired loans secured.  There were fifty nine relationships that were non-performing and impaired at June 30, 2009, of which fifty one were secured by real estate.   At the end of the first quarter 2009, there were fifty six non-performing and impaired loan relationships, of which forty nine were secured by real estate.  Nine of the non-performing and impaired loan relationships secured by real estate had charge-offs  exceeding $500,000 during the second quarter of 2009, representing $13.0 million, or over 75%, of the quarter’s net charge-offs.  Of these losses, $7.9 million stem from updated appraisals completed and reviewed in the second quarter.  During the first quarter of 2009, seven of the non-performing and impaired loan relationships secured by real estate had charge-offs exceeding $500,000 representing $7.2 million, or over 70%, of the quarter’s net charge-offs.  Of these losses, $1.5 million resulted from updated appraisals completed and reviewed during the first quarter of 2009, $2.3 million was the result of an appraisal review and an analysis of the Bank’s lien position and $1.0 million was the result of a note sale.

    The Company’s ALLL reserve analysis accounts for increases and decreases in 0 to 90 day past dues by increasing or decreasing the reserve percentage factor related to changes in past due loans.   The loans that are over 90 days past due are automatically transferred to non performing and are analyzed under the accounting procedure mentioned above.
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

At June 30, 2009 and December 31, 2008, our allowance for unfunded loan commitments and letters of credit was $575,000 and $500,000, respectively.

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

At June 30, 2009, the market value of securities available for sale had a net unrealized gain, net of tax, of $6.5 million compared to an unrealized gain, net of tax, of $2.5 million at December 31, 2008.  The change in market value of securities available for sale is due primarily to fluctuations in interest rates.  The Company does not consider those investment securities with an unrealized loss to be other than temporarily impaired at June 30, 2009.  If an other than temporary impairment exists, the charge to earnings is limited to the amount of credit loss if we do not intend to sell the security, and it is more-likely-than-not that we will not be required to sell the security, before recovery of the security’s amortized cost basis.  Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes.  If the Company intends to sell the security the entire difference between fair value and amortized cost is charged to earnings.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30,	December 31,
(in thousands)	2009	2008
Securities Available for Sale
U.S. government-sponsored enterprise preferred stock	$496	$488
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	346,344	341,838
State and municipal securities	198,602	185,653
Other securities	962	939
Total	$546,404	$528,918

Goodwill

Goodwill is assigned to reporting units for purposes of impairment testing.  The Company has three reporting units: retail banking, commercial banking, and private banking.  The products and services of companies previously acquired are comparable to the Company’s retail banking operations.  Accordingly, all of the Company’s goodwill is assigned to the retail banking reporting unit.  In 2008, the Company performed its annual assessment for potential impairment of goodwill as of July 31 and an interim assessment for potential impairment as of November 30.  In each assessment, we estimated fair value using three approaches:

•
Allocation of corporate value: the allocation of corporate value approach applies the aggregate market value of a company and divides it among the reporting units based on a common financial measure such as assets or earnings.  This type of allocation methodology is most effective when the reporting units of the company are highly similar.  In the Company’s situation, the operations of the reporting units are different.  Nearly all of the deposit operations and some lending operations are contained within the retail banking reporting unit while the commercial banking and private banking reporting units are almost exclusively lending operations.  Accordingly, management utilizes the results of this approach for reasonableness and the calculated corporate value is not divided among the reporting units.

A key assumption in this approach is the control premium applied to the aggregate market value.  A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company’s control premium assumption was calculated utilizing data recorded by Mergerstat for acquisitions of publicly traded bank and thrift organizations occurring over representative time periods.  The average premium paid to acquire control of these entities was 30%.  Applying the 30% control premium to the Company’s minority market capitalization at July 31, 2008 results in an implied corporate value of $355.8 million which exceeds the equity of the Company of $341.0 million.  Applying the same control premium to the Company’s minority market capitalization at November 30, 2008 results in an implied corporate value of $313.5 million which is below the equity of the Company of $409.7 million.

•
Discounted cash flow: the discounted cash flow approach uses a reporting unit’s projection of future cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions.  While the discounted cash flow method is generally considered the most technically accurate valuation method, the calculations are highly dependent upon assumptions.  We used a build-up approach to develop the discount rate utilized in this valuation approach.  The following table details elements of the discount rates at July 31, 2008 and November 30, 2008:

	Jul 31,	Nov 30,
Elements of the Discount Rate	2008	2008
Risk free rate	4.63%	3.71%
Equity risk premium	7.10%	7.10%
Industry premium	-1.61%	0.00%
Size premium	3.88%	3.88%
	14%	15%

In addition to the discount rates above, we assumed loan growth rates of 0% in year one and 5% in year two increasing ratably to 8% in year five. We assumed deposit growth rates of 2% in year one and 5% in year two increasing ratably to 8% in year five.  We assumed net charge-offs to total loans of 1.00% in year one, 0.50% in year two, and 0.25% in years three through five.  At July 31, 2008, we assumed a constant equity to asset ratio of 7.80% throughout the five year forecast.  At November 30, 2008, as a result of our preferred stock issuance under the U.S. Treasury’s TARP Capital Purchase Program, we assumed a constant equity to asset ratio of 11.00% throughout the five year forecast.

At July 31, 2008, had we decreased the discount factor by excluding the combined industry and size premiums, the fair value of the retail banking reporting unit would have increased by $30.6 million.  Conversely, had we increased the discount factor to 15.61% by excluding the industry discount, the fair value of the retail banking reporting unit would have decreased by $19.6 million.

•
Comparable market statistics: the comparable market statistics approach estimates the value of the Company by comparing it to trading multiples involving similar companies.  Key assumptions include the control premium of 30% as described above.  For comparative purposes, we selected 9 publically traded banking and thrift companies in Oregon and Washington with total assets between $1.0 and $10.0 billion.  Our analysis factored in variances between the Company and the peer group.  These variances included the Company’s slightly lower net interest margin, better nonperforming assets to total assets ratio, and a higher allowance for loan loss reserves to total loans ratio. For the purposes of this analysis we determined a price / tangible book ratio of 1.7 times was appropriate at July 31, 2008 and a ratio of 1.3 times at November 30, 2008.

The following table shows the fair value, carrying amount and goodwill for the retail banking reporting unit at each of the assessment dates in 2008:

	Retail Banking Reporting Unit (Pro Forma)
	July 31, 2008	November 30, 2008
Tangible book value	$195,153,538	$204,250,118
Goodwill	96,116,000	95,518,672
Carrying value:	$291,269,538	$299,768,790
Fair Value:
Discounted cash flow	$306,182,998	$262,000,000
Comp. market statistics	$331,761,014	$265,525,154

Given the results of the step one test, management concluded there was no indication of impairment to goodwill at July 31, 2008.  Further, because in all cases the implied fair value was greater than the carrying value at July 31, 2008, management did not assign a particular weighting to the individual methods during the annual test.   The results of the step one test at November 30, 2008 indicated a potential impairment to goodwill.  Because the implied fair value under step one was less than the carrying value at November 30, 2008, management assigned an equal weighting to the discounted cash flow and comparable market statistics approaches during the interim test and moved to the second step of impairment testing.

For the purpose of valuing the retail banking unit’s loan portfolio the Company considered the discounted cash flow and comparable market statistics approaches. We selected the comparable market statistics approach because we felt it was the best method for accurately matching the characteristics of the loan portfolio with the transaction prices occurring in the market between willing buyers and sellers.  The most consistently available data on sales of loan portfolios comes from the FDIC. They are an active participant in loan sale transactions and have consistently provided data on their sale transactions. While many of the assets sold by the FDIC represent troubled loans, their loan pools are segregated by performing, sub-performing and non-performing assets with each transaction identified according to asset quality.  We utilized FDIC loan sales data from 87 portfolios sold during the first 11 months of 2008.  We utilized a 3% valuation discount for our performing loans compared to a weighted average discount of 9% for the FDIC portfolio sales.  We utilized valuation discounts ranging from 38-73% for our sub-performing and non-performing loans compared to a weighted average discount range of 34-74% for the FDIC portfolio sales.  As of November 30, 2008 the retail banking reporting unit held net loans of $852.3 million with a fair value of $791.4 million representing a discount of 7%.

During the course of our analysis we evaluated potential intangible assets that had not previously been recognized.  We evaluated our trademark and determined that it contained no discernable value.  We considered the value of our core deposit base.  Our analysis indicated an estimated core deposit intangible fair value of $22.3 million compared to a recorded book value of $3.8 million.

Management developed reasonable assumptions with the assistance of the third party valuation specialist  Upon the conclusion of the engagement a report summarizing the valuation alternatives contemplated, the results of the analysis performed, and the conclusions reached, was generated.  The type of the valuation report received was a “summary report” as described in AICPA Statement on Standards for Valuation Services No.1, Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset.  Management’s review of the report resulted in general follow up questions which were addressed during scheduled conference calls between management and the valuation specialist.  These follow up questions did not result in any change in the conclusion that impairment to the Company’s goodwill asset did not exist as of the valuation date.  As a result of our second step analysis, our goodwill asset had an implied fair value of $105 million at November 30, 2008.

The calculated fair value of the loan portfolio has the biggest potential to significantly impact the results of the second step analysis.  Management determined that a valuation of 93% of book value was reasonable. Based upon the worsening economic conditions and the significant illiquidity within the credit markets, a larger discount would have increased the implied fair value of goodwill.

In prior years management performed an analysis comparing the Company’s book value to its market capitalization.  The Company’s policy is to utilize the market capitalization approach for determining the likelihood of a potential impairment of its goodwill assets.  However, as the Company’s market capitalization approaches book value, management’s analysis for the potential impairment of goodwill becomes more rigorous.  In 2008, due to the reduction in the Company’s market capitalization and assumed fair value compared to the prior year, management engaged a third party valuation specialist to assist the Company with its tests for potential goodwill impairment.  Other than the additional analysis resulting from the Company’s reduced market capitalization, assumptions and methodologies used for valuing goodwill in the current period have not changed from prior periods.

Liquidity

Liquidity is measured by the Company's ability to raise cash when it needs it at a reasonable cost and with a minimum of loss.  We must be capable of meeting all obligations to our customers at any time and, therefore, the active management of our liquidity position is critical.

    Given the uncertain timing of our customers' needs as well as the Company's desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on and off balance sheet funds available that can be utilized in times of need.  Accordingly, in addition to the liquidity provided by cash flows, liquidity must be supplemented with additional sources such as credit lines with the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”) and other correspondent institutions.

We may use other funding alternatives, including:
•      Wholesale and retail repurchase agreements;
•      Brokered certificates of deposit

When purchasing securities and originating loans, we must consider both their marketability and the Company’s ability to collateralize advances and borrowings with these instruments.  There can be a significant cost associated with carrying excess liquidity; we endeavor to avoid unnecessary expense and opportunity loss in this regard.  We view our liquidity measurements as critical components of developing prudent and effective deposit pricing and investment strategies.

Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB, borrowings from the FRB, and wholesale repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) decreased slightly from year-end 2008 while certificates of deposit greater than $100,000 decreased $70.7 million, or 21%, from year-end 2008.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At June 30, 2009 brokered and other wholesale deposits (excluding public deposits) totaled $152.2 million, or 6% of total deposits, compared to $102.1 million, or 4% of total deposits, at year-end 2008. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2009		December 31, 2008		June 30, 2008
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$491,617	20.9%	$466,078	19.6%	$480,612	20.0%
Interest bearing demand	456,388	19.4%	519,124	21.8%	445,798	18.6%
Money market	576,594	24.5%	530,065	22.3%	580,535	24.2%
Savings	134,631	5.7%	122,076	5.1%	118,145	4.9%
Certificates of deposit less than $100,000	273,541	11.6%	303,704	12.7%	308,166	12.8%
Total core deposits	1,932,771	82.1%	1,941,047	81.5%	1,933,256	80.6%
Certificates of deposit greater than $100,000	268,308	11.4%	338,971	14.2%	399,950	16.7%
Wholesale certificates of deposit (CDARS®)	92,035	3.9%	39,903	1.7%	- -	0.0%
Wholesale certificates of deposit	60,212	2.6%	62,230	2.6%	65,718	2.7%
Total deposits	$2,353,326	100.0%	$2,382,151	100.0%	$2,398,924	100.0%

Borrowings

We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, real estate secured loans and commercial loans.  At June 30, 2009, we had FHLB advances and FRB borrowings of $161.0 million, compared to $200.0 million at December 31, 2008.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2009 and December 31, 2008 we had repurchase agreements of $25 million.  Management anticipates that we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 4.62% at June 30, 2009. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.  Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.88% at June 30, 2009.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.6 million at June 30, 2009 and December 31, 2008. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we had a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. The outstanding balance on the line of credit was $0 at June 30, 2009 and $100,000 December 31, 2008. The line matured on June 30, 2009 and the Company chose not to renew it.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2009, we had commitments to extend credit of $634.9 million compared to $703.3 million at December 31, 2008.

Capital Resources

Shareholders’ equity at June 30, 2009 was $411.9 million, down from $415.4 million at December 31, 2008. Shareholders’ equity was 13.6% and 13.4% of total period-end assets at June 30, 2009 and December 31, 2008, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2009 and December 31, 2008.

	Company		Columbia Bank		Requirements
	6/30/2009	12/31/2008	6/30/2009	12/31/2008	Adequately capitalized	Well-Capitalized
Total risk-based capital ratio	14.61%	14.25%	12.55%	11.21%	8%	10%
Tier 1 risk-based capital ratio	13.35%	12.99%	11.29%	9.96%	4%	6%
Leverage ratio	11.22%	11.27%	9.53%	8.64%	4%	5%

The Company filed a shelf registration statement with the SEC on October 17, 2008 for the potential sale of up to $100 million of common or preferred stock.  The Company monitors the capital markets for appropriate opportunities to enhance the Company’s capital position.

Stock Repurchase Program

In March 2002 the Board of Directors approved a common stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2009 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which was repurchased in the period covered by this report. Due to our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program, we would first have to obtain approval from the Treasury before commencing any common stock repurchases under this plan.

Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, the Company considers various measures when evaluating capital utilization and adequacy, including:
•	Tangible common equity to tangible assets, and
•	Tangible common equity to risk-weighted assets.

The Company believes these measures are important because they reflect the level of capital available to withstand unexpected market conditions.  Additionally, presentation of these measures allows readers to compare certain aspects of the Company’s capitalization to other organizations.  These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations.  Additionally, these measures present capital adequacy inclusive and exclusive of accumulated other comprehensive income.  These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes.

Because generally accepted accounting principles (“GAAP”) do not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these tangible common equity ratios.  The following table reconciles the Company’s calculation of these measures to amounts reported under GAAP.

Despite the importance of these measures to the Company, there are no standardized definitions for them and, as a result, the Company’s calculations may not be comparable with other organizations.  Also, there may be limits in the usefulness of these measures to investors.  As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30
in thousands	2009	2009	2008	2008	2008
Shareholders' equity	411,871	415,717	415,385	336,435	344,270
Preferred stock	(74,015)	(73,875)	(73,743)	- -	- -
Goodwill	(95,519)	(95,519)	(95,519)	(95,519)	(96,116)
Core deposit intangible	(5,368)	(5,638)	(5,908)	(6,179)	(6,458)
Tangible common equity (a)	236,969	240,685	240,215	234,737	241,696
Total assets	3,021,857	3,045,757	3,097,079	3,104,980	3,169,607
Goodwill	(95,519)	(95,519)	(95,519)	(95,519)	(96,116)
Core deposit intangible	(5,368)	(5,638)	(5,908)	(6,179)	(6,458)
Tangible assets (b)	2,920,970	2,944,600	2,995,652	3,003,282	3,067,033
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	2,456,839	2,529,251	2,567,346	2,563,277	2,616,842
Ratios
Tangible common equity (a)/(b)	8.11%	8.17%	8.02%	7.82%	7.88%
Tangible common equity to risk-weighted assets (a)/(c)	9.65%	9.52%	9.36%	9.16%	9.24%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2009, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2008. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s 2008 Annual Report on Form 10-K.

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

We cannot accurately predict the effect of the national economic recession on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history.  No one can predict the severity or duration of this downturn.  We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve.  Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.  While it is impossible to predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and our company.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects.  A series of large Puget Sound-based businesses have implemented substantial employee layoffs and scaled back plans for future growth.  Additionally, acquisitions and consolidations have resulted in substantial employee layoffs, along with a significant increase in office space availability in downtown Seattle.  Oregon has also seen a similar pattern of large layoffs in major metropolitan areas and a continued decline in housing prices.  A further deterioration in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

•	loan delinquencies may increase further;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write down through earnings to fair value thereby reducing equity; and

•	low cost or non-interest bearing deposits may decrease.

Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk in an economic recession.

Our loan portfolio is concentrated in commercial real estate and commercial business loans.  These types of loans, as well as real estate construction loans and land development loans, acquisition and development loans related to the for sale housing industry, generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations.  Because our loan portfolio contains a significant number of construction, commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans.  An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

A further downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans.  Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans.

Our Allowance for Loan and Lease Losses (“ALLL”) may not be adequate to cover future loan losses, which could adversely affect earnings.

We maintain an ALLL in an amount that we believe is adequate to provide for losses inherent in our portfolio.  While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as non-performing or potential problem loans.  We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified.  As a result, future significant increases to the ALLL may be necessary.  Additionally, future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our ALLL.  These regulatory agencies may require us to increase the ALLL which could have a negative effect on our financial condition and results of operation.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in nonperforming loans.  We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs.  When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss.  An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks.  We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets.  Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities.  There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The potential increase in FDIC insurance premiums could have a significant impact on Columbia.

On May 22, 2009, the FDIC has imposed a special deposit insurance assessment of 5 basis points on all insured institutions.  This emergency assessment will be calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment will amount to approximately $1.4 million.  This special assessment is in addition to the regular quarterly risk-based assessment.  The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures.  There can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

We cannot predict the effect of recently enacted and possible future federal legislation on the U. S. economy and the banking industry; there can be no assurance that these measures will successfully address the current recessionary conditions.

In October 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provided the Treasury with broad authority to implement action intended to help restore stability and liquidity to the U.S. financial markets.  Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the TARP.  In October 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under the CPP of up to $350 billion of the $700 billion authorized under the TARP legislation.  Columbia is participating in the CPP.  The EESA also increased the amount of deposit account insurance from $100,000 to $250,000 effective until December 31, 2013.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, establishing a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility.  The Treasury also recently announced plans to create a federal Consumer Financial Protection Agency.  This legislation is in the early stages, and it is not possible to predict whether such legislation will be enacted.  Due to the recessionary condition of the national economy, it is possible that additional legislation affecting the banking industry may be enacted in the near future.  The full effect of legislation recently enacted and broad legislation that may be enacted in the near future on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.  There can be no assurance that these measures will successfully address the current recessionary conditions.

A continued tightening of the credit markets and credit market volatility may make it difficult to maintain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit market and the inability to maintain adequate liquidity to fund continued loan growth may negatively affect asset growth and, therefore, our earnings capability.  In addition to deposit growth and payments of principal and interest received on loans and investment securities, we also rely on borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco to fund loans.  However, the FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends.  Based on the foregoing, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels.  In the event of a further downturn in the economy, particularly in the housing market, these funding resources could be negatively affected, which could limit the funds available to us making it difficult for us to maintain adequate funding for loan growth.  In addition, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, resulting in a further unfavorable impact on our business, financial condition and results of operations.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.

Our ability to access markets for funding and to acquire and retain customers could be adversely affected by the deterioration of other financial institutions or the financial services industry’s reputation.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.

We may grow through future acquisitions, which could, in some circumstances, adversely affect our profitability measures.

We may engage in selected acquisitions of financial institutions in the future, which may require the issuance of additional common stock.  Any such acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.  There are risks associated with our acquisition strategy that could adversely impact our profitability.  These risks include, among others, incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into our company, and being unable to profitably deploy funds acquired in an acquisition.  Furthermore, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions.

Substantial competition in our market areas could adversely affect us.

Commercial banking is a highly competitive business.  We compete with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in our market areas.  We also experience competition, especially for deposits, from internet-based banking institutions, which have grown rapidly in recent years.  We are subject to substantial competition for loans and deposits from other financial institutions.  Some of our competitors are not subject to the same degree of regulation and restriction as we are.  Some of our competitors have greater financial resources than we do.  Some of our competitors have severe liquidity issues, which could impact the pricing of deposits in our marketplace.  If we are unable to effectively compete in our market areas, our business, results of operations and prospects could be adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations, including rules and policies applicable to participants in the CPP.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  The rules and polices applicable to recipients of capital under CPP have been significantly revised and supplemented since the inception of that program, and continue to evolve.  Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  The exercise of regulatory authority generally may have a negative impact, which may be material, on our results of operations and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual shareholders meeting on April 22, 2009.  The following is a brief description and vote count of the proposals voted upon at the annual meeting.

Proposal 1.             ELECTION OF DIRECTORS

Nominee	Votes "For"	Votes "Withheld"
Melanie J. Dressel	14,983,095	223,748

John P. Folsom	14,951,303	255,541

Frederick M. Goldberg	14,900,635	306,209

Thomas M. Hulbert	14,909,678	297,166

Thomas L. Matson, Sr.	14,873,215	333,628

Daniel C. Regis	14,974,446	232,398

Donald Rodman	14,875,199	331,645

William T. Weyerhaeuser	14,989,993	216,850

James M. Will	14,940,204	266,640

Proposal 2.	AMENDMENT TO AMENDED AND RESTATED STOCK OPTION AND EQUITY COMPENSATION PLAN

Shares Voted "For"	Shares Voted "Against"	Abstentions
10,465,500	921,289	96,856

Proposal 3.                      AMENDMENT TO EMPLOYEE STOCK PURCHASE PLAN

Shares Voted "For"	Shares Voted "Against"	Abstentions
10,978,770	412,078	92,797

Proposal 4.                      ADVISORY (NON-BINDING) VOTE ON EXECUTIVE COMPENSATION

Shares Voted "For"	Shares Voted "Against"	Abstentions
13,933,048	1,141,128	132,667

Proposal 5.                      RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Shares Voted "For"	Shares Voted "Against"	Abstentions
15,063,626	93,146	50,071

Item 5.	OTHER INFORMATION

As reported in Item 4 above, on April 22, 2009, the Company’s shareholders approved an amendment to the Amended and Restated Stock Option and Equity Compensation Plan to increase the number of shares authorized for issuance pursuant to awards under the plan by 700,000.

Item 6.                    EXHIBITS

4.1	Certificate of Designations of Columbia Banking System, Inc. with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated November 18, 2008 (1)

10.1	Amended and Restated Executive Supplemental Compensation Agreement dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel (2)

10.2	Amended and Restated Executive Supplemental Compensation Agreement dated as of May 27, 2009 among the Company, Columbia State Bank and Gary R. Schminkey (3)

10.3	Amended and Restated Executive Supplemental Compensation Agreement dated as of May 27, 2009 among the Company, Columbia State Bank and Mark W. Nelson (4)

10.4	Amended and Restated Stock Option and Equity Compensation Plan (5)

10.5	Amended and Restated Employee Stock Purchase Plan (6)

10.6	Form of Waiver of Executive Compensation Agreement (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2009
(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2009
(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2009
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(6)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160371) filed July 1, 2009
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 21, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: July 31, 2009	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2009	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

4.1	Certificate of Designations of Columbia Banking System, Inc. with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated November 18, 2008 (1)

10.1	Amended and Restated Executive Supplemental Compensation Agreement dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel (2)

10.2	Amended and Restated Executive Supplemental Compensation Agreement dated as of May 27, 2009 among the Company, Columbia State Bank and Gary R. Schminkey (3)

10.3	Amended and Restated Executive Supplemental Compensation Agreement dated as of May 27, 2009 among the Company, Columbia State Bank and Mark W. Nelson (4)

10.4	Amended and Restated Stock Option and Equity Compensation Plan (5)

10.5	Amended and Restated Employee Stock Purchase Plan (6)

10.6	Form of Waiver of Executive Compensation Agreement (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2009
(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2009
(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2009
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(6)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160371) filed July 1, 2009
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 21, 2008

E-1