Form 10-Q
period 2009-09-30
COLUMBIA BANKING SYSTEM INC
filed 2009-11-06
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of common stock outstanding at October 31, 2009 was 28,098,853

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2009	2008	2009	2008
Interest Income
Loans	$29,151	$35,590	$88,202	$114,227
Taxable securities	4,327	4,615	12,730	14,490
Tax-exempt securities	2,169	1,997	6,258	5,997
Federal funds sold and deposits in banks	53	135	69	379

Total interest income	35,700	42,337	107,259	135,093

Interest Expense
Deposits	5,531	10,148	18,297	36,444
Federal Home Loan Bank and Federal Reserve bank borrowings	651	1,887	2,116	6,464
Long-term obligations	280	423	937	1,339
Other borrowings	120	286	357	652

Total interest expense	6,582	12,744	21,707	44,899

Net Interest Income	29,118	29,593	85,552	90,194
Provision for loan and lease losses	16,500	10,500	48,500	27,926

Net interest income after provision for loan and lease losses	12,618	19,093	37,052	62,268

Noninterest Income (Loss)
Service charges and other fees	3,806	3,823	10,982	11,129
Merchant services fees	1,957	2,081	5,607	6,159
Redemption of Visa and Mastercard shares	—	—	49	3,028
Gain on sale of investment securities, net	—	—	—	882
Loss on impairment of equity securities	—	(18,517)	—	(18,517)
Bank owned life insurance (“BOLI”)	515	533	1,532	1,587
Other	912	1,134	2,994	4,248

Total noninterest income (loss)	7,190	(10,946)	21,164	8,516
Noninterest Expense
Compensation and employee benefits	11,869	12,173	36,017	37,917
Occupancy	3,023	3,248	9,005	9,706
Merchant processing	896	961	2,589	2,731
Advertising and promotion	296	579	1,675	1,797
Data processing	1,010	909	2,974	2,507
Legal and professional fees	793	765	2,779	1,479
Taxes, licenses and fees	582	720	1,975	2,267
Regulatory premiums	1,220	578	4,719	1,414
Net cost of operation of other real estate	318	4	590	(19)
Other	3,139	3,454	9,318	10,513

Total noninterest expense	23,146	23,391	71,641	70,312

Income (loss) before income taxes	(3,338)	(15,244)	(13,425)	472
Income tax benefit	(1,836)	(6,485)	(7,905)	(3,682)

Net Income (Loss)	$(1,502)	$(8,759)	$(5,520)	$4,154

Net Income (Loss) Applicable to Common Shareholders	$(2,605)	$(8,759)	$(8,818)	$4,154

Earnings (loss) per common share
Basic	$(0.11)	$(0.49)	$(0.45)	$0.23
Diluted	$(0.11)	$(0.49)	$(0.45)	$0.23
Dividends paid per common share	$0.01	$0.17	$0.06	$0.51

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks			$74,563	$84,787
Interest-earning deposits with banks			126,355	3,943

Total cash and cash equivalents			200,918	88,730
Securities available for sale at fair value (amortized cost of $629,294 and $525,110, respectively)			646,620	528,918
Federal Home Loan Bank stock at cost			11,607	11,607
Loans held for sale			—	1,964
Loans, net of deferred loan fees of ($4,618) and ($4,033), respectively			2,063,398	2,232,332
Less: allowance for loan and lease losses			51,688	42,747

Loans, net			2,011,710	2,189,585
Interest receivable			11,185	11,646
Premises and equipment, net			63,066	61,139
Other real estate owned			18,137	2,874
Goodwill			95,519	95,519
Core deposit intangible, net			5,112	5,908
Other assets			103,154	99,189

Total Assets			$3,167,028	$3,097,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing			$490,512	$466,078
Interest-bearing			1,953,055	1,916,073

Total deposits			2,443,567	2,382,151
Federal Home Loan Bank and Federal Reserve Bank borrowings			101,000	200,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			51	201
Long-term subordinated debt			25,653	25,603
Other liabilities			43,837	48,739

Total liabilities			2,639,108	2,681,694
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2009	December 31, 2008
Preferred stock (no par value, 76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	77	74,157	73,743
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	28,099	18,151	348,431	233,192
Retained earnings			93,150	103,061
Accumulated other comprehensive income			12,182	5,389

Total shareholders’ equity			527,920	415,385

Total Liabilities and Shareholders’ Equity			$3,167,028	$3,097,079

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2008	—	$—	17,953	$226,550	$110,169	$5,012	$341,731

Cumulative effect of change in accounting principle			—	—	(2,137)	—	(2,137)

Adjusted balance	—	—	17,953	226,550	108,032	5,012	339,594
Comprehensive income
Net income	—	—	—	—	4,154	—	4,154

Other comprehensive loss, net of tax:
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—	(1,302)	(1,302)
Net unrealized gain from cash flow hedging instruments	—	—	—	—	—	80	80

Other comprehensive loss							(1,222)

Comprehensive income							2,932

Issuance of stock under stock option and other plans	—	—	132	1,860	—	—	1,860
Stock award compensation expense	—	—	62	1,040	—	—	1,040
Tax benefit associated with stock-based compensation	—	—	—	230	—	—	230
Cash dividends paid on common stock	—	—	—	—	(9,221)	—	(9,221)

Balance at September 30, 2008	—	$—	18,147	$229,680	$102,965	$3,790	$336,435

Balance at January 1, 2009	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385
Comprehensive income:
Net loss	—	—	—	—	(5,520)	—	(5,520)

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	8,717	8,717
Net change in cash flow hedging instruments	—	—	—	—	—	(1,264)	(1,264)
Pension plan liability adjustment, net	—	—	—	—	—	(660)	(660)

Other comprehensive income							6,793

Comprehensive income							1,273

Accretion of preferred stock discount	—	414	—	—	(414)	—	—
Issuance of common stock, net of offering costs			9,775	113,537	—	—	113,537
Issuance of common stock - stock option and other plans	—	—	88	928	—	—	928
Issuance of common stock - restricted stock awards, net of cancelled awards	—	—	85	—	—	—	—
Share-based payment	—	—	—	857	—	—	857
Tax benefit deficiency associated with share-based compensation	—	—	—	(83)	—	—	(83)
Preferred dividends	—	—	—	—	(2,884)	—	(2,884)
Cash dividends paid on common stock	—	—	—	—	(1,093)	—	(1,093)

Balance at September 30, 2009	77	74,157	28,099	348,431	93,150	12,182	527,920

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(5,520)	$4,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan and lease losses	48,500	27,926
Deferred income tax benefit	(4,483)	(12,318)
Excess tax benefit from stock-based compensation	—	(230)
Stock-based compensation expense	857	1,040
Depreciation, amortization and accretion	5,384	5,389
Net realized gain on sale of securities	—	(882)
Net realized (gain) loss on sale of other assets	145	(139)
Write-down of other real estate owned	120	—
Impairment charge on investment securities	—	18,517
Gain on termination of cash flow hedging instruments	(1,960)	(1,022)
Net change in:
Loans held for sale	1,964	1,592
Interest receivable	461	1,642
Interest payable	(2,165)	(4,591)
Other assets	(3,919)	(6,841)
Other liabilities	(2,588)	(5,588)

Net cash provided by operating activities	36,796	28,649
Cash Flows From Investing Activities
Purchases of securities available for sale	(154,973)	(86,902)
Proceeds from sales of securities available for sale	—	51,358
Proceeds from principal repayments and maturities of securities available for sale	49,878	40,328
Loans originated and acquired, net of principal collected	108,785	45,605
Purchases of premises and equipment	(5,469)	(8,838)
Proceeds from disposal of premises and equipment	11	115
Purchase of FHLB stock	—	(3,178)
Proceeds from termination of cash flow hedging instruments	—	8,093
Additions to other real estate owned	(380)	—
Proceeds from sales of other real estate and other personal property owned	4,805	204

Net cash provided by investing activities	2,657	46,785
Cash Flows From Financing Activities
Net increase (decrease) in deposits	61,416	(142,240)
Proceeds from Federal Home Loan Bank advances	324,000	1,784,268
Repayment from Federal Home Loan Bank advances	(373,000)	(1,740,938)
Proceeds from Federal Reserve Bank borrowings	415,000	—
Repayments of Federal Reserve Bank borrowings	(465,000)	—
Net increase in repurchase agreement borrowings	—	25,000
Net increase (decrease) in other borrowings	(150)	15,036
Cash dividends paid	(3,913)	(9,221)
Proceeds from exercise of common stock options	845	1,860
Issuance of common stock	113,537	—
Excess tax benefit from stock-based compensation	—	230

Net cash provided by (used in) financing activities	72,735	(66,005)
Increase in cash and cash equivalents	112,188	9,429
Cash and cash equivalents at beginning of period	88,730	93,975

Cash and cash equivalents at end of period	$200,918	$103,404

Supplemental Information:
Cash paid for interest	$23,872	$49,490
Cash paid for income tax	$500	$9,916
Loans transferred to other real estate owned	$19,998	$1,288

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results to be anticipated for the year ending December 31, 2009. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K.

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

2. Accounting Pronouncements Recently Issued or Adopted

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued pending content to Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The pending content significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. The pending content also addresses concerns that the accounting and disclosures under the existing guidance do not always provide timely and useful information about an entity’s involvement in a variable interest entity. The pending content is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact of the adoption of the pending content on its consolidated financial position and results of operations.

In April 2009, the FASB issued pending content to ASC Topic 805, Business Combinations. The pending content amends and clarifies ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The pending content is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This ASC topic sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for the Company at June 30, 2009 (see Note 13) and had no impact on the Company’s financial condition or results of operation.

In April 2009, the FASB issued pending content for ASC Topic 320, Investments – Debt and Equity Securities. The pending content amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The Company adopted the pending content at June 30, 2009 and there was no effect on our financial condition and results of operations as a result of applying this guidance.

In April 2009, the FASB issued pending content for ASC Topic 825, Financial Instruments. The pending content requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted this pending content at June 30, 2009 (see Note 12).

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

In April 2009, the FASB issued pending content for ASC Topic 820, Fair Value Measurements and Disclosures. The pending content provides additional guidance when the transaction volume and level of market activity for the asset or liability have significantly decreased. The pending content also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted the pending guidance at June 30, 2009 and there was no effect on our financial condition and results of operations as a result of applying this guidance.

In June 2008, the FASB issued pending content for ASC Topic 260, Earnings per Share. Under the pending content, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in the Earnings per Share topic of the FASB Accounting Standards Codification. The pending content became effective for the Company on January 1, 2009, and required retrospective adjustment of all prior periods presented (see Note 3).

In March 2008, the FASB issued pending content for ASC Topic 815, Derivatives and Hedging. The pending content amends and requires enhanced qualitative, quantitative and credit risk disclosures about an entity’s derivative and hedging activities, but does not change the scope or accounting principles of the guidance provided by the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The pending content became effective for fiscal years and interim periods beginning after November 15, 2008. Because the pending content impacts the Company’s disclosure and not its accounting treatment for derivative financial instruments and related hedged items, the new guidance did not impact the Company’s financial condition or results of operations (See Note 11).

3. Earnings per share

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities under the Earnings per Share topic of the FASB Accounting Standards Codification.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands except per share)	2009	2008 (1)	2009	2008 (1)
Basic EPS:
Net income (loss)	$(1,502)	$(8,759)	$(5,520)	$4,154
Less: Preferred dividends and accretion of issuance discount for preferred stock	(1,103)	—	(3,298)	—

Net income applicable to common shareholders	$(2,605)	$(8,759)	$(8,818)	$4,154
Less: Earnings allocated to participating securities	(3)	(33)	(13)	(91)

Earnings (loss) allocated to common shareholders	$(2,608)	$(8,792)	$(8,831)	$4,063

Weighted average common shares outstanding	23,468	17,948	19,837	17,898

Basic earnings (loss) per common share	$(0.11)	$(0.49)	$(0.45)	$0.23

Diluted EPS:
Earnings (loss) allocated to common shareholders (2)	$(2,608)	$(8,792)	$(8,831)	$4,063

Weighted average common shares outstanding	23,468	17,948	19,837	17,898
Dilutive effect of equity awards	—	—	—	96

Weighted average diluted common shares outstanding (3)	23,468	17,948	19,837	17,994

Diluted earnings (loss) per common share	$(0.11)	$(0.49)	$(0.45)	$0.23

Potentially dilutive securities that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	853	92	918	59

(1)	The Company adopted pending content to the Earnings per Share topic of the FASB ASC on January 1, 2009. All prior periods have been restated to the current period’s presentation.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

(2)	Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.
(3)	Due to the net loss applicable to common shareholders in the third quarter and first nine months of 2009, basic shares were used to calculate diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

4. Shareholders’ Equity

Dividends

Common Stock. On January 29, 2009, the Company declared a quarterly cash dividend of $0.04 per share, payable on February 25, 2009 to shareholders of record as of the close of business on February 11, 2009. On April 22, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on May 20, 2009, to shareholders of record at the close of business on May 6, 2009. On July 22, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on August 19, 2009, to shareholders of record at the close of business August 5, 2009. Subsequent to quarter end, on October 29, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on November 25, 2009, to shareholders of record at the close of business on November 12, 2009.

The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements. Also, for a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the United States Department of Treasury (“Treasury”), the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than $0.07 per common share.

Preferred Stock. On November 21, 2008, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which the Company sold to the Treasury for an aggregate purchase price of $76.9 million, 76,898 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Preferred Stock”) and a warrant to purchase 796,046 shares of common stock (the “Warrant”) for a ten-year period at an exercise price of $14.49 per share.

The preferred stock pays a cumulative dividend of 5.0% per annum for the first five years and 9.0% per annum thereafter, if not redeemed within the first five years. The preferred stock can be redeemed at its liquidation preference (which is $1,000 per share), plus all accrued and unpaid dividends.

Common Stock

On August 11, 2009, the Company completed an underwritten public offering of 9,775,000 shares of our common stock at a purchase price of $12.25 per share, resulting in gross proceeds of $120.0 million and net proceeds to us of approximately $113.8 million. As a result of our completion of a qualifying offering prior to December 31, 2009, the number of shares of our common stock subject to the warrant we issued to the United States Treasury in connection with our participation in Treasury’s Capital Purchase Program has been reduced by 50% from 796,046 to 398,023.

5. Business Segment Information

The Company is managed along two major lines of business: commercial banking and retail banking. The treasury function of the Company, included in the “Other” category, although not considered a line of business, is responsible for the management of investments and interest rate risk.

The Company generates segment results that include balances directly attributable to business line activities. The financial results of each segment are derived from the Company’s general ledger system. Overhead, including sales and back office support functions and other indirect expenses, are not allocated to the major lines of business. Goodwill resulting from business combinations is included in the Retail Banking segment. Since the Company is not specifically organized around lines of business, most reportable segments comprise more than one operating activity.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The organizational structure of the Company and its business line financial results are not necessarily comparable with information from other financial institutions. Financial highlights by lines of business are as follows:

	Three Months Ended September 30, 2009
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$13,844	$12,540	$2,734	$29,118
Provision for loan and lease losses	(12,743)	(3,757)	—	(16,500)

Net interest income after provision for loan and lease losses	1,101	8,783	2,734	12,618
Noninterest income	654	2,239	4,297	7,190
Noninterest expense	(3,329)	(6,165)	(13,652)	(23,146)

Income (loss) before income taxes	(1,574)	4,857	(6,621)	(3,338)
Income tax benefit				1,836

Net loss				$(1,502)

Total assets	$1,368,827	$844,060	$954,141	$3,167,028

	Three Months Ended September 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$10,563	$13,198	$5,832	$29,593
Provision for loan and lease losses	(3,800)	(6,700)	—	(10,500)

Net interest income after provision for loan and lease losses	6,763	6,498	5,832	19,093
Noninterest income	846	2,171	(13,963)	(10,946)
Noninterest expense	(2,806)	(6,249)	(14,336)	(23,391)

Income (loss) before income taxes	4,803	2,420	(22,467)	(15,244)
Income tax benefit				6,485

Net loss				$(8,759)

Total assets	$1,423,184	$1,015,412	$666,384	$3,104,980

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

	Nine Months Ended September 30, 2009
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$35,526	$36,787	$13,239	$85,552
Provision for loan and lease losses	(34,530)	(13,970)	—	(48,500)

Net interest income after provision for loan and lease losses	996	22,817	13,239	37,052
Noninterest income	2,239	6,702	12,224	21,165
Noninterest expense	(11,126)	(17,868)	(42,647)	(71,641)

Income (loss) before income taxes	(7,891)	11,651	(17,184)	(13,424)
Income tax benefit				7,905

Net loss				$(5,519)

Total assets	$1,368,827	$844,060	$954,141	$3,167,028

	Nine Months Ended September 30, 2008
(in thousands)	Commercial Banking	Retail Banking	Other	Total
Net interest income	$37,283	$43,805	$9,106	$90,194
Provision for loan and lease losses	(14,427)	(13,499)	—	(27,926)

Net interest income after provision for loan and lease losses	22,856	30,306	9,106	62,268
Noninterest income	2,848	6,736	(1,068)	8,516
Noninterest expense	(8,413)	(21,528)	(40,371)	(70,312)

Income (loss) before income taxes	17,291	15,514	(32,333)	472
Income tax benefit				3,682

Net income				$4,154

Total assets	$1,423,184	$1,015,412	$666,384	$3,104,980

6. Fair Value Accounting and Measurement

The Fair Value Measurements and Disclosures topic of the FASB ASC defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value. We hold fixed and variable rate interest bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value. Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

Fair values are determined as follows:

Certain preferred stock securities at fair value are priced using quoted prices for identical instruments in active markets and are classified within level 1 of the valuation hierarchy.

Other securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices, and under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ACS are considered a Level 2 input method.

Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2009 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures topic of the FASB ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at September 30, 2009	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2	Level 3
Assets
Securities Available for Sale
Preferred stock of U.S. Government sponsored enterprises	$1,500	$1,500	$—	$—
U.S. Government agency and government sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	434,182	—	434,182	—
State and municipal debt securities	209,960	—	209,960	—
Other securities	978	—	978	—

Total securities available for sale	$646,620	$1,500	$645,120	$—
Other assets (Interest rate contracts)	$11,371	$—	$11,371	$—
Liabilities
Other liabilities (Interest rate contracts)	$11,371	$—	$11,371	$—

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at September 30, 2009:

	Fair value at September 30, 2009	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans (1)	$35,784	$—	$—	$35,784
Other real estate owned (2)	9,566	—	—	9,566

	$45,350	$—	$—	$45,350

(1)	In accordance with the Receivables topic of the FASB ASC, impaired loans totaling $51.1 million were subject to specific valuation allowances and/or partial charge-offs totaling $15.3 million during the quarter ended September 30, 2009.
(2)	Loans receivable transferred to other real estate owned during the quarter ended September 30, 2009 with a carrying amount of $10.9 million were written down to their fair value of $9.1, less costs to sell of $979 thousand (or $8.1 million), resulting in a loss of $2.8 million, which was charged to the allowance for loan and lease losses during the period. In addition, other real estate owned acquired in prior quarters with a carrying amount of $554 thousand was further written down to an updated fair value of $434 thousand, resulting in a loss of $120 thousand, which was charged to the expense during the period.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

7. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
(in thousands)	2009	2008
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($2,655) and $(1,935)	4,655	3,513
Net change in cash flow hedging instruments, net of tax of $212 and $197	(384)	(357)
Pension plan liability adjustment, net of tax of ($5) and $0	10	—

Other comprehensive income	$4,281	$3,156

	Nine Months Ended September 30,
(in thousands)	2009	2008
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $(4,802) and $410	8,717	(731)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $311	—	(571)

Net unrealized gain (loss) from securities, net of reclassification adjustment	8,717	(1,302)
Cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax of $0 and ($425)	—	739
Reclassification adjustment of net (gain) loss included in income, net of tax of $696 and $363	(1,264)	(659)

Net change in cash flow hedging instruments	(1,264)	80
Pension plan liability adjustment:
Unrecognized net actuarial loss during period, net of tax of $379 and $0	(689)	—
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($16) and $0	29	—

Pension plan liability adjustment, net	(660)	—

Other comprehensive income (loss)	$6,793	$(1,222)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

8. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009:
U.S. government-sponsored enterprise preferred stock	$488	$1,012	$—	$1,500
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	423,385	11,513	(716)	434,182
State and municipal securities	204,421	7,272	(1,733)	209,960
Other securities	1,000	—	(22)	978

Total	$629,294	$19,797	$(2,471)	$646,620

December 31, 2008:
U.S. government-sponsored enterprise	$488		$—	$488
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	335,207	6,889	(258)	341,838
State and municipal securities	188,415	2,547	(5,309)	185,653
Other securities	1,000	—	(61)	939

Total	$525,110	$9,436	$(5,628)	$528,918

At September 30, 2009, available for sale securities with a carrying amount of $30.3 million were pledged as collateral for repurchase agreement borrowings. In addition, available for sale securities with a carrying amount of $10.9 million at September 30, 2009 were pledged as collateral for potential obligations under certain interest rate swap agreements.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

September 30, 2009

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored enterprise	$—	$—	$—	$—	$—	$—
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	405,660	(716)	—	—	405,660	(716)
State and municipal securities	20,178	(421)	38,626	(1,312)	58,804	(1,733)
Other securities	—	—	978	(22)	978	(22)

Total	$425,838	$(1,137)	$39,604	$(1,334)	$465,442	$(2,471)

December 31, 2008

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored enterprise	$—	$—	$—	$—	$—	$—
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	562	(3)	17,414	(255)	17,976	(258)
State and municipal securities	95,560	(4,744)	6,863	(565)	102,423	(5,309)
Other securities	—	—	939	(61)	939	(61)

Total	$96,122	$(4,747)	$25,216	$(881)	$121,338	$(5,628)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The unrealized losses on the above securities are primarily attributable to increases in market interest rates subsequent to their purchase by the Company. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The Company’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities. Management believes the nature of securities in the Bank’s investment portfolio present a very high probability of collecting all contractual amounts due, as the majority of the securities held are backed by government agencies or government-sponsored enterprises. However, this recovery in value may not occur for some time, perhaps greater than the one-year time horizon or perhaps even at maturity.

9. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Beginning balance	$48,880	$41,724	$42,747	$26,599
Provision charged to expense	16,500	10,500	48,500	27,926
Loans charged off	(13,826)	(16,481)	(40,330)	(19,384)
Recoveries	134	71	771	673

Ending balance	$51,688	$35,814	$51,688	$35,814

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Beginning balance	$575	$459	$500	$349
Net changes in the allowance for unfunded commitments and letters of credit	200	—	275	110

Ending balance	$775	$459	$775	$459

At September 30, 2009 and December 31, 2008, the total recorded investment in impaired loans was $123.2 million and $106.8 million, respectively. At September 30, 2009, $45.7 million of impaired loans had a specific valuation allowance of $12.6 million. At December 31, 2008, $8.3 million of impaired loans had a specific valuation allowance of $1.2 million.

10. Goodwill and Intangible Assets

At September 30, 2009 and December 31, 2008, the Company had $95.5 million in goodwill, respectively. At September 30, 2009 and December 31, 2008, the Company had a core deposit intangible (“CDI”) asset of $5.1 million and $5.9 million, respectively. In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory, and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. All of the Company’s goodwill is assigned to the retail banking reporting unit. The Company completed its annual goodwill impairment test during the current quarter and determined the fair value of the retail banking reporting unit exceeded its carrying value as of September 30, 2009.

The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $256 thousand and $279 thousand for the three months ended September 30, 2009 and September 30, 2008 and $797 thousand and $871 thousand for the nine months ended September 30, 2009 and September 30, 2008, respectively. The Company estimates that aggregate amortization expense on the CDI will be $249 thousand during the fourth quarter of 2009, $963 thousand for 2010, $893 thousand for 2011, $832 thousand for 2012 and $780 thousand for 2013. The CDI amortization expense is included in other noninterest expense on the consolidated condensed statements of income.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

11. Derivatives and Hedging Activities

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings.

The following table presents the fair value of derivative instruments at September 30, 2009 and 2008:

	Asset Derivatives				Liability Derivatives
As of September 30,	2009		2008		2009		2008
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$11,371	Other assets	$3,703	Other liabilities	$11,371	Other liabilities	$3,703

12. Fair Value of Financial Instruments

Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and interest earning deposits with banks - The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value.

Securities available for sale - The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and discounted cash flows.

Loans - Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 6, Fair Value Accounting and Measurement. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2009 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the Federal Deposit Insurance Corporation.

Interest rate contracts - The fair value of non-exchange traded (over-the-counter) interest rate contracts are obtained from third party market sources.

Deposits - For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and current market rates for deposits of similar remaining maturities.

FHLB advances and FRB borrowings - The fair value of FHLB advances and FRB borrowings are estimated based on discounting the future cash flows using the market rate currently offered.

Repurchase Agreements - The fair value of securities sold under agreement to repurchase are estimated based on discounting the future cash flows using the market rate currently offered.

Long-term subordinated debt - The fair value of securities sold under agreement to repurchase are estimated based on discounting the future cash flows using an estimated market rate.

        Other Financial Instruments - The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	Sep 30, 2009
(in thousands)	Carrying Amount	Fair Value
Assets
Cash and due from banks	$74,563	$74,563
Interest-earning deposits with banks	126,355	126,355
Securities available for sale	646,620	646,620
Loans, net of allowance	2,011,710	1,863,341
Interest rate contracts	11,371	11,371

Liabilities
Deposits	$2,443,567	$2,448,943
FHLB advances and FRB borrowings	101,000	101,991
Repurchase agreements	25,000	29,540
Long-term subordinated debt	25,653	18,533
Interest rate contracts	11,371	11,371

13. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

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

•

the terms and costs of the numerous actions taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others in response to the liquidity and credit crisis, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity, or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock; and

•	the efficiencies we expect to receive from investments in personnel, acquisitions and infrastructure could not be realized.

You should take into account that forward-looking statements speak only as of the date of this report. Given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with the Contingencies topic of the FASB Accounting Standards Codification, a specific valuation allowance in accordance with the Receivables topic of the FASB Accounting Standards Codification and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends, collateral values, past-due and nonperforming loan trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2008 Annual Report on Form 10-K.

Valuation and Recoverability of Goodwill

Goodwill represented $95.5 million of our $3.17 billion in total assets and $527.9 million in total shareholders’ equity as of September 30, 2009. Goodwill is assigned to reporting units for purposes of impairment testing. The Company has three reporting units: retail banking, commercial banking, and private banking. The products and services of companies previously acquired are comparable to the Company’s retail banking operations. Accordingly, all of the Company’s goodwill is assigned to the retail banking reporting unit. We review our goodwill for impairment annually, during the third quarter. Goodwill of a reporting unit is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

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

During the third quarter of 2009 we conducted our annual impairment test of goodwill. The results of this test indicated the fair value of the retail banking reporting unit exceeded the carrying amount of the reporting unit and, therefore, management concluded goodwill was not impaired as of September 30, 2009. Valuation methodologies and material assumptions utilized for our annual impairment test are described in greater detail in the “Goodwill” section of this discussion.

OVERVIEW

Earnings Summary

For the third quarter 2009, the Company reported a net loss of $1.5 million, a net loss applicable to common shareholders of $2.6 million and a loss per diluted common share of $0.11, compared to a net loss of $8.8 million and a loss per diluted common share of $0.49 for the year-earlier quarter. Net loss applicable to common shareholders for 2009 is net of the preferred stock dividend of $961 thousand and the accretion of the preferred stock discount totaling $142 thousand. The net loss for the period was primarily attributable to the provision for loan and lease losses in the third quarter of 2009 reflective of the level of net charge-offs and the continued deterioration in credit quality as evidenced by the elevated level of nonperforming assets. Return on average assets and return on average common equity were (0.19%) and (2.56%), respectively, for the third quarter of 2009, compared with returns of (1.12%) and (10.10%), respectively for the same period of 2008.

For the first nine months of 2009, the Company reported a net loss of $5.5 million, a net loss applicable to common shareholders of $8.8 million and a loss per diluted common share of $(0.45), compared to net income applicable to common shareholders of $4.2 million and earnings per diluted common share of $0.23 for the first nine months of 2008. Net loss applicable to common shareholders for the first nine months of 2009 is net of the preferred stock dividend of $2.9 million and the accretion of the preferred stock discount totaling $414 thousand. The decline in net income from the prior year was primarily attributable to the large increase in the provision for loan and lease losses in the first nine months of 2009 reflective of the level of net charge-offs and the continued deterioration in credit quality. Return on average assets and return on average equity were (0.24%) and (3.23%), respectively, for the first nine months of 2009, compared with returns of 0.18% and 1.59%, respectively for the same period of 2008. As stated above, the Company’s results for the first nine months of 2009 declined from the same period in 2008, primarily as a result of a provision for loan and lease losses of $48.5 million in the current period as compared to $27.9 million in the year-earlier period.

Revenue (net interest income plus noninterest income) for the three months ended September 30, 2009 was $36.3 million, 95% higher than the same period in 2008. The increase was primarily driven by the reduction in noninterest income in the year-earlier quarter resulting from the $18.5 million impairment loss on preferred stock.

Revenue (net interest income plus noninterest income) for the first nine months of 2009 was $106.7 million, 8%, higher than the first nine months of 2008. The increase was primarily driven by an increase in noninterest income from the year-earlier period, which was due primarily to the $18.5 million impairment loss recognized in 2008.

Total noninterest expense in the quarter ended September 30, 2009 was $23.1 million, a 1% decrease from the third quarter of 2008. Increased regulatory premiums and costs of operation of other real estate were offset with reduced employee compensation costs.

Total noninterest expense in the first nine months of 2009 was $71.6 million, a 2% increase from the first nine months of 2008. The increase was due to a $3.3 million increase in regulatory premiums, which included the Company’s $1.4 million share of a special assessment levied against all FDIC-insured deposits.

The provision for loan and lease losses for the third quarter of 2009 was $16.5 million compared with $10.5 million for the third quarter of 2008. The increased provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors, including weak valuations in commercial and residential real estate collateral. The provision increased the Company’s total allowance for loan and lease losses to 2.50% of net loans at September 30, 2009 from 1.91% at year-end. Net charge-offs for the current quarter were $13.7 million compared to $16.4 million for the third quarter of 2008.

The provision for loan and lease losses for the first nine months of 2009 was $48.5 million compared with $27.9 million for the first nine months of 2008. Net charge-offs for the first nine months of 2009 were $39.6 million as compared to $18.7 million for the first nine months of 2008.

On August 11, 2009, we consummated an underwritten public offering of 9,775,000 shares of our common stock at a purchase price of $12.25 per share, resulting in gross proceeds of $120.0 million and net proceeds to us of approximately $113.8 million after deducting underwriting discounts and commissions and other expenses of the offering. As a result of our completion of a qualifying offering prior to December 31, 2009, the number of shares of our common stock subject to the warrant we issued to the United States Treasury in connection with our participation in Treasury’s Capital Purchase Program has been reduced by 50% from 796,046 to 398,023.

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

Net Interest Income

For the three months ended September 30, 2009 and 2008 our net interest margin was 4.34%. For the third quarter of 2009 interest income decreased 16% while interest expense decreased 48%, when compared to the same period in 2008. The decrease in interest income and interest expense for the period is primarily due to rate decreases on both interest-earning assets and interest-bearing liabilities. For the nine months ended September 30, 2009 interest income decreased 21% over the same period in 2008 whereas interest expense decreased 52%. The decreases in interest income and interest expense were driven by rate decreases on both interest-earning assets and interest-bearing liabilities.

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

	Three months ending September 30,			Three months ending September 30,
	2009			2008
(in thousands)	Average Balances (1)	Interest Earned/Paid	Average Rate	Average Balances (1)	Interest Earned/Paid	Average Rate
ASSETS
Loans, net (2)	$2,088,478	$29,260	5.56%	$2,241,574	$35,696	6.34%
Securities (2)	593,516	7,701	5.15%	558,990	7,806	5.56%
Interest-earning deposits with banks and federal funds sold	101,126	53	0.21%	30,330	135	1.78%

Total interest-earning assets	2,783,120	$37,014	5.28%	2,830,894	$43,637	6.13%
Other earning assets	49,696			47,795
Noninterest-earning assets	244,189			227,867

Total assets	$3,077,005			$3,106,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$685,621	$3,687	2.13%	$741,101	$6,048	3.25%
Savings accounts	136,132	89	0.26%	120,025	109	0.36%
Interest-bearing demand	448,778	515	0.46%	438,696	1,369	1.24%
Money market accounts	587,177	1,240	0.84%	596,945	2,622	1.75%

Total interest-bearing deposits	1,857,708	5,531	1.18%	1,896,767	10,148	2.13%
Federal Home Loan Bank and Federal Reserve Bank borrowings	110,783	651	2.33%	293,685	1,887	2.56%
Securities sold under agreements to repurchase	25,000	120	1.91%	25,000	121	1.93%
Other borrowings and interest-bearing liabilities	(82)	0	0.00%	18,634	165	3.52%
Long-term subordinated debt	25,643	280	4.33%	25,569	423	6.59%

Total interest-bearing liabilities	2,019,051	$6,582	1.29%	2,259,655	$12,744	2.24%
Noninterest-bearing deposits	537,603			468,455
Other noninterest-bearing liabilities	41,763			34,288
Shareholders’ equity	478,589			344,158

Total liabilities & shareholders’ equity	$3,077,005			$3,106,556

Net interest income (2)		$30,432			$30,893

Net interest margin			4.34%			4.34%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the third quarter ended September 30, 2009 related to nonaccrual loans totaled $569 thousand. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $792 thousand and $737 thousand for the three months ended September 30, 2009 and 2008, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Nine months ending September 30,			Nine months ending September 30,
	2009			2008
(in thousands)	Average Balances (1)	Interest Earned/Paid	Average Rate	Average Balances (1)	Interest Earned/Paid	Average Rate
ASSETS
Loans, net (2)	$2,154,793	$88,528	5.49%	$2,281,129	$114,521	6.71%
Securities (2)	563,914	22,467	5.33%	575,215	24,278	5.64%
Interest-earning deposits with banks and federal funds sold	35,170	69	0.26%	23,316	379	2.17%

Total interest-earning assets	2,753,877	$111,064	5.39%	2,879,660	$139,178	6.46%
Other earning assets	49,234			47,579
Noninterest-earning assets	250,078			231,054

Total assets	$3,053,189			$3,158,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$718,276	$12,707	2.37%	$794,734	$22,505	3.78%
Savings accounts	132,321	291	0.29%	116,938	326	0.37%
Interest-bearing demand	460,007	1,744	0.51%	451,240	4,948	1.46%
Money market accounts	548,372	3,555	0.87%	587,221	8,666	1.97%

Total interest-bearing deposits	1,858,977	18,297	1.32%	1,950,133	36,444	2.50%
Federal Home Loan Bank and Federal Reserve Bank borrowings	165,813	2,116	1.71%	297,154	6,464	2.91%
Securities sold under agreements to repurchase	25,000	356	1.91%	23,084	381	2.21%
Other borrowings and interest-bearing liabilities	108	1	0.70%	9,702	271	3.73%
Long-term subordinated debt	25,626	937	4.89%	25,548	1,339	7.00%

Total interest-bearing liabilities	2,075,524	$21,707	1.40%	2,305,621	$44,899	2.60%
Noninterest-bearing deposits	493,797			460,912
Other noninterest-bearing liabilities	44,885			42,006
Shareholders’ equity	438,983			349,754

Total liabilities & shareholders’ equity	$3,053,189			$3,158,293

Net interest income (2)		$89,357			$94,279

Net interest margin			4.34%			4.37%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Interest reversals for the nine months ended September 30, 2009 related to nonaccrual loans totaled $1.9 million. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.2 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, allowance for unfunded loan commitments and letters of credit and provision for loan and lease losses. The provision is the expense recognized in the consolidated income statement to adjust the allowance to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2008 Annual Report on Form 10-K.

The Company recorded expense of $16.5 million and $10.5 million through the provision for loan and lease losses in the three months ended September 30, 2009 and 2008, respectively. The provision for loan and lease losses reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors, including weak valuations in commercial and residential real estate collateral. Additional factors that affected the provision include net loan charge-offs, specific reserves, risk rating migration and changes in the portfolio size. See “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Net loan charge-offs were $13.7 million, or 2.6% of average total loans and leases on an annualized basis, for the third quarter of 2009, down from $16.4 million, or 2.9%, in the year-earlier quarter. The decrease in net charge-offs occurred primarily in the Company’s one-to-four family residential real estate construction portfolio.

Nonaccrual loans totaled $130.7 million at September 30, 2009, up from $106.2 million as of December 31, 2008, and $76.2 million at September 30, 2008. Total nonperforming assets, consisting of nonaccrual loans and OREO, were $148.9 million, or 4.70% of total assets, at September 30, 2009. This compares with $109.6 million, or 3.54%, at the end of 2008 and $78.2 million, or 2.52%, at September 30, 2008. Residential construction assets continue to be the weakest part of the loan portfolio, encompassing the largest component of nonperforming assets and the largest contributor to net loan charge-offs.

Credit quality will be influenced by underlying trends in the economic cycle and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income (Loss)

Noninterest income was $7.2 million for the third quarter of 2009 from a loss of $10.9 million for the year-earlier quarter. The increase was due primarily to the $18.5 million impairment charge on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) investment securities recorded in the year-earlier quarter. There were no other than temporary impairment losses recognized on available for sale investment securities in the current quarter. Excluding the impact of the $18.5 million impairment charge, noninterest income for the current quarter was down approximately 6% from the year-earlier quarter. This reduction was due to a combination of reduced volumes of merchant services activity and decreases in other income items. Other income was down approximately 20% from the year earlier quarter primarily due to reduced fees from mortgage banking activity as well as reduced income from our customer interest rate swap program.

Noninterest income was $21.2 million for the nine months ended September 30, 2009 compared to $8.5 million for the year-earlier period. The increase was due to the impairment charge on Fannie Mae and Freddie Mac preferred stock in the year-earlier period described above. Excluding the impact of the $18.5 million impairment charge, noninterest income for the nine months ended September 30, 2009 was down approximately 22% from the year-earlier period. Proceeds from the redemption of Visa and Mastercard shares for the nine months ended September 30, 2009 declined $3.0 million from the year-earlier quarter. Finally, other income for the nine months ended September 30, 2009 declined $1.3 million, or 30%, from the year-earlier period due in part to the receipt of life insurance proceeds of $612 thousand received in the prior year as well as reduced fees from mortgage banking activity and lower customer participation in our interest rate swap program.

Noninterest Expense

Noninterest expense for the third quarter of 2009 was $23.1 million, a 1% decrease from $23.4 million a year earlier. Reductions in compensation and employee benefits, advertising and promotion and other expenses resulting from our continued focus on expense control were largely offset with increased regulatory premiums and additional costs of operating other real estate owned. Compensation and employee benefit costs were down 2% from the year-earlier quarter due to reductions in compensation costs of $603 thousand. Regulatory premiums increased $642 thousand, or 111%, from the third quarter of 2008 resulting from increased FDIC assessment rates. Other real estate owned balances increased to $18.1 million at September 30, 2009 compared to $1.3 million at September 30, 2008 contributing to a $314 thousand increase in cost of operation from the year-earlier quarter.

Total noninterest expense for the first nine months of 2009 was $71.6 million, an increase of 2% from $70.3 million from the 2008 period. Regulatory premiums were $3.3 million higher for the first nine months of 2009 over the year-earlier period. This increase included the Company’s $1.4 million share of a special assessment levied against all FDIC-insured deposits.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended September 30,		Increase (Decrease) Amount	Nine months ended September 30,		Increase (Decrease) Amount
(in thousands)	2009	2008		2009	2008
Core deposit intangible amortization (“CDI”)	$256	$279	$(23)	$797	$871	$(74)
Software support & maintenance	165	142	23	486	519	(33)
Telephone & network communications	367	377	(10)	1,077	1,186	(109)
Federal Reserve Bank processing fees	83	96	(13)	259	323	(64)
Supplies	199	227	(28)	630	856	(226)
Postage	302	341	(39)	932	1,092	(160)
Investor relations	15	22	(7)	189	163	26
Travel	104	108	(4)	283	342	(59)
ATM Network	156	170	(14)	444	513	(69)
Sponsorships and charitable contributions	99	177	(78)	437	480	(43)
Directors fees	115	111	4	328	341	(13)
Employee expenses	82	156	(74)	270	478	(208)
Insurance	125	127	(2)	357	371	(14)
CRA partnership investment expense (1)	164	156	8	354	502	(148)
Miscellaneous	907	965	(58)	2,475	2,476	(1)

Total other noninterest expense	$3,139	$3,454	$(315)	$9,318	$10,513	$(1,195)

(1)	The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the nine months ended September 30, 2009, $31 thousand of such credits was taken as a reduction in our current period income tax expense. In addition, our taxable income was decreased by $121 thousand during the nine months ended September 30, 2009 as a result of the tax benefit associated with this investment expense.

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain/loss on sale of investment securities, net cost of operation of other real estate owned, proceeds from redemption of Visa and Mastercard shares, reversal of previously accrued Visa litigation expense, net income from BOLI policy swap transactions, death benefit insurance proceeds and other than temporary impairment charges] was 60.85% for the third quarter 2009 and was 62.72% for the first nine months of 2009, compared to 60.34% and 60.62% for the third quarter and first nine months of 2008, respectively.

Income Taxes

We recorded an income tax benefit of $1.8 million for the third quarter and $7.9 million for the first nine months of 2009, compared with a benefit of $6.5 million and $3.7 million for the same periods in 2008. Our effective tax rate differs from the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. In analyzing our existing portfolio, we review our consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size, or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. We review these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we review these types of loans for impairment in accordance with the Receivables topic of the FASB ASC. Impaired loans are considered for nonaccrual status and will typically remain as such until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

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

We have diversification of loan types within our portfolio. However, we are not immune to either the current instability in the residential real estate markets and mortgage-related industries or the increasing economic stress in the commercial market. Accordingly, we will continue to be diligent in our risk management practices and maintain, what we believe, are adequate reserves for probable loan losses.

Loan Portfolio Analysis

We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2009	% of Total	December 31, 2008	% of Total
Commercial business	$754,191	36.6%	$810,922	36.3%

Real estate:
One-to-four family residential	64,342	3.1%	57,237	2.6%
Commercial and multi-family residential properties	862,730	41.8%	862,595	38.7%

Total real estate	927,072	44.9%	919,832	41.3%

Real estate construction:
One-to-four family residential	130,704	6.3%	209,682	9.4%
Commercial and multi-family residential properties	51,735	2.6%	81,176	3.6%

Total real estate construction	182,439	8.9%	290,858	13.0%

Consumer	204,314	9.9%	214,753	9.6%

Subtotal	2,068,016	100.2%	2,236,365	100.2%
Less: Deferred loan fees	(4,618)	-0.2%	(4,033)	-0.2%

Total loans	$2,063,398	100.0%	$2,232,332	100.0%

Loans Held for Sale	$—		$1,964

Total loans were $168.9 million less than year-end 2008. The reduction in total loans was driven primarily by decreases in real estate construction related loans. During the period, the Company’s exposure to such loans has been reduced through a combination of loan payoffs and paydowns as well as loan charge-offs. In addition, commercial real estate construction loan totals were reduced through conversion to permanent loans. These reductions are a reflection of management’s strategy to shrink the loan portfolio in these loan categories.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market area. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

Real Estate Loans: Residential real estate loans in our portfolio are secured by properties located within our primary market area, and typically have loan-to-value ratios of 80% or lower. These loans are used to collateralize outstanding advances from the FHLB and borrowings from the FRB. Previously, we originated residential loans for sale to third parties. Currently, we generally do not originate purchase money residential loans but rather refer customers seeking such loans to third parties.

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

Allowance for Loan and Lease Losses

At September 30, 2009, the allowance for loan and lease losses was $51.7 million, or 2.50 percent, of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $775 thousand. The process used for determining the adequacy of the allowance for unfunded loan commitments and letters of credit is similar to the methodology used for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and unfunded loan commitments and letters of credit for the three and nine month periods ended September 30, 2009 and 2008:

Changes in Allowance for Loan and Lease Losses and

Unfunded Loan Commitments and Letters of Credit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Beginning balance	$48,880	$41,724	$42,747	$26,599

Charge-offs:
Commercial business	(4,889)	(728)	(8,200)	(1,750)
One-to-four family residential real estate	—	—	(220)	—
Commercial and multi-family residential real estate	(237)	(946)	(956)	(946)
One-to-four family residential real estate construction	(5,704)	(14,598)	(21,750)	(14,706)
Commercial and multi-family residential real estate construction	(2,180)	—	(7,542)	(505)
Consumer	(816)	(209)	(1,662)	(1,477)

Total charge-offs	(13,826)	(16,481)	(40,330)	(19,384)

Recoveries
Commercial business	127	23	531	184
One-to-four family residential real estate	—	—	68	—
Commercial and multi-family residential real estate	—	—	22	303
One-to-four family residential real estate construction	—	—	92	16
Commercial and multi-family residential real estate construction	—	—	—	—
Consumer	7	48	58	170

Total recoveries	134	71	771	673

Net charge-offs	(13,692)	(16,410)	(39,559)	(18,711)
Provision for loan and lease losses	16,500	10,500	48,500	27,926

Ending balance	$51,688	$35,814	$51,688	$35,814

Loans outstanding at end of period (1)	$2,063,398	$2,216,133	$2,063,398	$2,216,133

Average amount of loans outstanding	$2,088,478	$2,241,574	$2,154,793	$2,281,129

Allowance for loan and lease losses to period-end loans	2.50%	1.62%	2.50%	1.62%

Net charge-offs (annualized) to average loans	2.60%	2.91%	2.45%	1.10%

Allowance for unfunded commitments and letters of credit
Beginning balance	$575	$459	$500	$349
Net changes in the allowance for unfunded commitments and letters of credit	200	—	275	110

Ending balance	$775	$459	$775	$459

(1)	Excludes loans held for sale

Net charge-offs for the three-months ended September 30, 2009 were $13.7 million, a decrease from net charge-offs of $16.4 million from the same period last year. Net charge-offs for the nine months ended September 30, 2009 was $39.6 million, an increase from net charge-offs of $18.7 million from the same period last year. The Company provision for loan and lease losses was $16.5 million and $48.5 million for the three months and nine months ended September 30, 2009, respectively, compared to a provision of $10.5 million and $27.9 million for the same periods last year, respectively. The allowance for loan and lease losses increased by 44% to $51.7 million as of September 30, 2009, compared to $35.8 million as of September 30, 2008. The ratio of allowance for loan and lease losses as a percentage of total loans and leases increased to 2.50% at September 30, 2009 from 1.62% at September 30, 2008. While there was a significant growth in non-accrual loans and net charge-offs, the Company believes that its allowance for loan and lease losses continues to be adequate at September 30, 2009.

Nonaccrual, Past Due and Restructured Loans

The table below presents information on nonaccrual loans, other real estate owned and loans and leases which are contractually past due 90 days or more as to interest or principal payments and still accruing. Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

Nonperforming Loans and OREO

(in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans:
Commercial business	$14,969	$2,976	$2,845
Real estate:
One-to-four family residential	2,665	905	—
Commercial and five or more family residential real estate	26,650	5,710	4,381

Total real estate	29,315	6,615	4,381
Real estate construction:
One-to-four family residential	65,527	69,668	51,658
Commercial and five or more family residential real estate	19,138	25,752	15,788

Total real estate construction	84,665	95,420	67,446
Consumer	1,769	1,152	1,492

Total nonaccrual loans	130,718	106,163	76,164

Restructured loans:
Commercial business	—	587	746

Total nonperforming loans	130,718	106,750	76,910
Other real estate owned	18,137	2,874	1,288

Total nonperforming assets	$148,855	$109,624	$78,198

Total nonperforming loans as a percentage of total loans outstanding	6.34%	4.78%	3.47%
Total nonperforming assets as a percentage of total assets	4.70%	3.54%	2.52%
Allowance for loan and lease losses to nonperforming loans	39.54%	40.04%	46.57%
Loans and leases past due 90 days or more on accrual status:
Commercial business	$11	$—	$—

Total nonperforming assets (nonperforming loans and OREO) were $148.9 million, or 4.70% of total assets at September 30, 2009, compared with $109.6 million or 3.54% of total assets at December 31, 2008, and $78.2 million, or 2.52% of total assets at September 30, 2009.

The following table summarizes activity in nonperforming loans for the three and nine month periods ended September 30, 2009:

Changes in Nonperforming Loans

	Three months ended	Nine months ended
(in thousands)	September 30, 2009
Balance, beginning of period	$127,767	$106,750
Loans placed on nonaccrual	30,706	97,357
Advances	747	2,058
Charge-offs	(9,997)	(34,075)
Loans returned to accrual status	(241)	(2,316)

Repayments (including interest applied to principal)	(7,508)	(19,058)
Transfers to OREO / OPPO	(10,756)	(19,998)

Balance, end of period	$130,718	$130,718

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are designated as criticized/classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All criticized/classified loans with an outstanding balance greater than $100,000 and all non-accrual loans with an outstanding balance greater than $250,000 are considered impaired and are analyzed individually, on a quarterly basis, under the guidance of the Receivables topic of the FASB ASC. The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes impaired loan financial data at September 30, 2009 and December 31, 2008:

in millions	Sep 30, 2009	Dec 31, 2008
Impaired loans	$123.2	$106.8
Impaired loans with specific allocations	$45.7	$8.3
Amount of the specific allocations	$12.6	$1.2

When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Predominately, the Company uses the fair value of collateral approach based upon a reliable valuation.

When a loan secured by real estate migrates to non-performing and impaired status and it does not have a market valuation less than one year old, the Company secures an updated market valuation by a third party appraiser that is reviewed by the Company’s on staff appraiser. Subsequently, the asset will be appraised annually by a third party appraiser or the Company’s on staff appraiser. The evaluation may occur more frequently if management determines that there has been increased market deterioration within a specific geographical location. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve in accordance with accounting principles generally accepted in the United States.

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

At September 30, 2009, the market value of securities available for sale had a net unrealized gain, net of tax, of $11.4 million compared to an unrealized gain, net of tax, of $2.5 million at December 31, 2008. The change in market value of securities available for sale is due primarily to fluctuations in interest rates. The Company does not consider those investment securities with an unrealized loss to be other than temporarily impaired at September 30, 2009. In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	September 30, 2009	December 31, 2008
Securities Available for Sale
U.S. government-sponsored enterprise preferred stock	$1,500	$488
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	434,182	341,838
State and municipal securities	209,960	185,653
Other securities	978	939

Total	$646,620	$528,918

FHLB Stock

As a condition of membership in the FHLB of Seattle (“Seattle Bank”), the Company is required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100 and is redeemable at par for cash.

FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB Accounting Standards codification. The Seattle Bank reported a risk-based capital deficiency as of June 30, 2009 and the Federal Housing Finance Agency (“Finance Agency”) confirmed its preliminary capital classification of the Seattle Bank as undercapitalized. The Seattle Bank’s capital classification will remain undercapitalized until the Finance Agency determines otherwise. An FHLBank may not redeem or repurchase capital stock or pay dividends on its stock while it is classified as undercapitalized and becomes subject to additional restrictions by the Finance Agency.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements (“Lending Agreements”) with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (“GSECF”). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac.

Based on the long-term nature of our investment in FHLB stock, the liquidity position of the Seattle Bank and the actions being taken by the Seattle Bank to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, we did not consider the investment to be impaired at September 30, 2009. However, continued deterioration in the Seattle Bank’s financial position may result in future impairment losses.

Goodwill

Goodwill is assigned to reporting units for purposes of impairment testing. The Company has three reporting units: retail banking, commercial banking, and private banking. The products and services of companies previously acquired are comparable to the Company’s retail banking operations. Accordingly, all of the Company’s goodwill is assigned to the retail banking reporting unit. During the third quarter of 2009, the Company performed its annual assessment for potential impairment of goodwill. As part of this assessment, we considered three generally accepted approaches to measuring fair value: income, cost and market.

•

Income: In the income approach, an economic benefit stream of the Company is selected, usually based on historical or projected cash flow. The focus is to determine a benefit stream that is reasonably reflective of the Company’s most likely future operations. This selected benefit stream is then discounted to present value with an appropriate risk-adjusted discount rate or capitalization rate. Since the Company is currently not profitable and given the uncertainties associated with the current economic environment, accurately projecting a benefit stream reflective of the most likely future operations is challenging. Accordingly, the income approach was not utilized to determine fair value.

•

Cost: The cost approach adjusts the Company’s assets to market value. Since the intangible assets of the Retail Banking reporting unit are not captured in the cost approach this approach was not utilized to determine fair value.

•

Market: In the market approach, publicly-traded companies with financial and operating characteristics similar to the Company are identified and selected. Once such companies are selected, valuation multiples are synthesized and applied to the Company. Reasonable market-pricing data was available during the quarter and accordingly, the market approach was used to estimate the value of the Company’s three reporting units.

Screening criteria utilized to identify comparable companies included publicly-traded companies within the banking industry with total assets ranging between $1.0 billion and $4.0 billion as of June 30, 2009 and located in the Western region of the United States excluding California. California was excluded due to the severe market conditions there as well as our lack of presence in that market. Based upon these criteria, 14 guideline companies were selected for our analysis. The data obtained for the guideline companies was then converted to various valuation multiples. We focused on the price to tangible book value of equity multiple as this multiple generally reflects returns on the capital employed within the industry and produces a net-of-debt, marketable minority value. In addition, the price to tangible book value multiple is generally correlated with the profitability of each individual company.

Based upon the net interest margin, return on average assets and return on average equity of the Company’s reporting units compared to the guideline companies, appropriate price to tangible book value multiples were selected. The following table shows the selected price to tangible book value multiple as well as the indicated minority fair value for each reporting unit, calculated as of August 31, 2009:

Reporting Unit	Price to Tangible Book Value Multiple	Indicated Minority Fair Value
	(dollars in thousands)
Retail Banking	1.4	$277,480
Commercial Banking	1.1	115,140
Private Banking	1.5	47,540
Corporate & Other	1.0	93,070

Total		$533,230

After calculating the indicated minority value a control premium is applied to the minority value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company’s control premium assumption was calculated utilizing data recorded by Capital IQ for control acquisitions within the banking industry from December 31, 2007 through September 30, 2009. The average control premium from this data was approximately 68% and stems from a combination of both pure control as well as strategic synergies arising from acquisition. Accordingly, the Company discounted the average control premium to 20% to obtain an approximate, pure control premium.

The following table details the goodwill, carrying value of equity and fair value of equity after applying the 20% control premium to the indicated minority fair values above:

	REPORTING UNITS
(in thousands)	Retail Banking	Commercial Banking	Private Banking	Corp	Total
Tangible book value	$198,204	$104,670	$31,690	$93,070	$427,634
Core deposit intangible	5,197	—	—	—	5,197
Goodwill	95,519	—	—	—	95,519

Carrying value of equity	$298,920	$104,670	$31,690	$93,070	$528,350

Fair value of equity	$332,980	$138,170	$57,050	$96,860	$625,060

The following table shows the calculation of the Company’s fair value of total equity based upon the price of our publicly traded shares at September 30, 2009. As shown in this table, the fair value of the Company’s total equity on a control, marketable basis is comparable to the combined values of the Company’s reporting units calculated above:

(in thousands, except per share)
Shares outstanding	28,099
Price per share	$16.55
Fair value of equity, minority basis	$465,038
Add:
20% control premium	93,008
Preferred stock	74,157

Fair value of equity, control basis	$632,203

As the fair value of the retail banking reporting unit exceeded the carrying amount of the reporting unit, management concluded goodwill was not impaired and no further testing was necessary as of September 30, 2009.

Liquidity

Liquidity is measured by the Company’s ability to raise cash when it needs it at a reasonable cost and with a minimum of loss. We must be capable of meeting all obligations to our customers at any time and, therefore, the active management of our liquidity position is critical.

Given the uncertain timing of our customers’ needs as well as the Company’s desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on and off balance sheet funds available that can be utilized in times of need. Accordingly, in addition to the liquidity provided by cash flows, liquidity must be supplemented with additional sources such as credit lines with the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”) and other correspondent institutions.

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $86.4 million, or 4%, since year-end 2008 while certificates of deposit greater than $100,000 decreased $74.0 million, or 22%, from year-end 2008. The decrease in certificates of deposit balances is due to the Company not pursuing higher-priced deposits based upon our liquidity position. Further, in order to comply with new public deposit collateral requirements and reduce the Company’s exposure to uninsured public deposits, we allowed some public certificate of deposit accounts to run-off and converted others to insured deposit accounts.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At September 30, 2009 brokered and other wholesale deposits (excluding public deposits) totaled $151.1 million, or 6% of total deposits, compared to $102.1 million, or 4% of total deposits, at year-end 2008. The increase in brokered deposits is attributed to the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity. At September 30, 2009 the Company had CDARS® deposit balances of $92.9 million, an increase of $53.0 million from year-end 2008. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$490,512	20.1%	$466,078	19.6%	$498,815	21.2%
Interest bearing demand	447,019	18.3%	519,124	21.8%	437,769	18.6%
Money market	691,399	28.3%	530,065	22.3%	582,040	24.7%
Savings	136,739	5.6%	122,076	5.1%	121,845	5.2%
Certificates of deposit less than $100,000	261,813	10.7%	303,704	12.7%	304,310	12.9%

Total core deposits	2,027,482	83.0%	1,941,047	81.5%	1,944,779	82.6%

Certificates of deposit greater than $100,000	264,982	10.8%	338,971	14.2%	333,579	14.2%
Wholesale certificates of deposit (CDARS®)	92,890	3.8%	39,903	1.7%	15,233	0.6%
Wholesale certificates of deposit	58,213	2.4%	62,230	2.6%	62,230	2.6%

Total deposits	$2,443,567	100.0%	$2,382,151	100.0%	$2,355,821	100.0%

Borrowings

We rely on FHLB advances and FRB borrowings as another source of both short and long-term borrowings. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, real estate secured loans and commercial loans. At September 30, 2009, we had FHLB advances of $101 million, compared to advances and borrowings of $200 million at December 31, 2008. At September 30, 2009 the FHLB advances have varying maturities between December, 2009 and February, 2013 and we are precluded from paying down these fixed-rate borrowings. The inability to prepay these borrowings contributed to the $122.4 million increase in our interest-earning deposits with banks since December 31, 2008.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2009 and December 31, 2008, we had repurchase agreements of $25.0 million. Management anticipates that we will continue to rely on both FHLB advances, FRB borrowings and wholesale repurchase agreements in the future, and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30-year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 4.07% at September 30, 2009. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. The Company assumed through acquisition an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.26% at September 30, 2009. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.7 million at September 30, 2009 and $25.6 million at December 31, 2008. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Additionally, we had a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. The line matured on June 30, 2009 and the Company chose not to renew it.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2009, we had commitments to extend credit of $608.1 million compared to $703.3 million at December 31, 2008.

Capital Resources

Shareholders’ equity at September 30, 2009 was $527.9 million, up $112.5 million, or 27% from $415.4 million at December 31, 2008. The increase is due primarily to our underwritten public offering of common stock completed during the third quarter, which resulted in net proceeds to the Company of approximately $113.8 million. As a result of our completion of a qualifying offering prior to December 31, 2009, the number of shares of our common stock subject to the warrant we issued to the United States Treasury in connection with our participation in Treasury’s Capital Purchase Program has been reduced by 50% from 796,046 to 398,023. Shareholders’ equity was 16.7% and 13.4% of total period-end assets at September 30, 2009 and December 31, 2008, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2009 and December 31, 2008.

	Company		Columbia Bank		Requirements
	9/30/2009	12/31/2008	9/30/2009	12/31/2008	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	19.06%	14.25%	15.68%	11.21%	8%	10%
Tier 1 risk-based capital ratio	17.78%	12.99%	14.40%	9.96%	4%	6%
Leverage ratio	14.79%	11.27%	12.02%	8.64%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of September 30, 2009 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which was repurchased in the period covered by this report. Due to our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program, we would first have to obtain approval from the Treasury before commencing any common stock repurchases under this plan.

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

in thousands	Sep 30 2009	Jun 30 2009	Mar 31 2008	Dec 31 2008	Sep 30 2008
Shareholders’ equity	527,920	411,871	415,717	415,385	336,435
Preferred stock	(74,157)	(74,015)	(73,875)	(73,743)	—
Goodwill	(95,519)	(95,519)	(95,519)	(95,519)	(95,519)
Core deposit intangible	(5,112)	(5,368)	(5,638)	(5,908)	(6,179)

Tangible common equity (a)	353,132	236,969	240,685	240,215	234,737

Total assets	3,166,977	3,021,857	3,045,757	3,097,079	3,104,980
Goodwill	(95,519)	(95,519)	(95,519)	(95,519)	(95,519)
Core deposit intangible	(5,112)	(5,368)	(5,638)	(5,908)	(6,179)

Tangible assets (b)	3,066,346	2,920,970	2,944,600	2,995,652	3,003,282
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	2,475,461	2,456,839	2,529,251	2,567,346	2,563,277

Ratios
Tangible common equity (a)/(b)	11.52%	8.11%	8.17%	8.02%	7.82%
Tangible common equity to risk-weighted assets (a)/(c)	14.27%	9.65%	9.52%	9.36%	9.16%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2009, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2008. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2008 Annual Report on Form 10-K.

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

We maintain an ALLL in an amount that we believe is adequate to provide for losses inherent in our portfolio. While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses, but that have not been identified as non-performing or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified. As a result, future significant increases to the ALLL may be necessary. Additionally, future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our ALLL. These regulatory agencies may require us to increase the ALLL which could have a negative effect on our financial condition and results of operation. Any increase in the ALLL would have an adverse effect, which could be material, on our financial condition and results of operations.

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

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The potential increase in FDIC insurance premiums could have a significant impact on Columbia.

On May 22, 2009, the FDIC has imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment was approximately $1.4 million. This special assessment is in addition to the regular quarterly risk-based assessment.

The FDIC has recently proposed requiring insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and to increase the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment would be collected on December 30, 2009, and would be accounted for as a prepaid expense amortized over the prepayment period. Although the FDIC could exempt institutions from the prepayment requirement when prepayment would impact the institution’s safety and soundness, the FDIC has stated it expects few exemptions to be granted, and the Company would not expect to apply for an exemption. If the proposed rule becomes final, the prepayment of premiums could have an adverse impact on our liquidity.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments in order to restore the insurance fund’s reserve ratio.

We operate in a highly regulated environment and we cannot predict the effect of recent and pending federal legislation and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

In October 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the U.S. financial markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the TARP. In October 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under the CPP of up to $350 billion of the $700 billion authorized under the TARP legislation. Columbia is participating in the CPP. The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s CPP, such as the Company. Treasury has recently adopted rules implementing these and new restrictions, but such rules are subject to change. In addition, the SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies, and the Federal Reserve has recently proposed new guidance on incentive compensation at institutions it regulates, including the Company.

In summary, numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others in response to the liquidity and credit crisis. We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

A continued tightening of the credit markets and credit market volatility may make it difficult to maintain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit market and the inability to maintain adequate liquidity to fund continued loan growth may negatively affect asset growth and, therefore, our earnings capability. In addition to deposit growth and payments of principal and interest received on loans and investment securities, we also rely on borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco to fund loans. However, the FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. Based on the foregoing, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels. In the event of a deterioration in our financial condition or a further downturn in the economy, particularly in the housing market, our ability to access these funding resources could be negatively affected, which could limit the funds available to us making it difficult for us to maintain adequate funding for loan growth. In addition, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, resulting in a further unfavorable impact on our business, financial condition and results of operations.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of September 30, 2009, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2009, we had stock in the FHLB of Seattle totaling $11.6 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of September 30, 2009, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or if the financial service industry’s reputation is damaged further.

The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, correspondent, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

1.1	Underwriting Agreement, dated August 5, 2009, by and among the Company, Keefe, Bruyette & Woods, Inc. and D.A. Davidson & Co. (1)

10.1	Form of Amendment to Change in Control Agreement effective December 31, 2008 between the Bank and each of Mark W. Nelson, Andrew L. McDonald, Gary R. Schminkey and Kent L. Roberts

10.2	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel

10.3	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald

10.4	Form of Indemnification Agreement between the Company and its directors

10.5	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective April 24, 2009, for directors and key employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed August 6, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: November 5, 2009	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2009	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

1.1	Underwriting Agreement, dated August 5, 2009, by and among the Company, Keefe, Bruyette & Woods, Inc. and D.A. Davidson & Co. (1)

10.1	Form of Amendment to Change in Control Agreement effective December 31, 2008 between the Bank and each of Mark W. Nelson, Andrew L. McDonald, Gary R. Schminkey and Kent L. Roberts

10.2	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel

10.3	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald

10.4	Form of Indemnification Agreement between the Company and its directors

10.5	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective April 24, 2009, for directors and key employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed August 6, 2009