Form 10-K
period 2009-12-31
COLUMBIA BANKING SYSTEM INC
filed 2010-03-04
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

☐  Large Accelerated Filer        ☒  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2009 was $180,094,720 based on the closing sale price of the Common Stock on that date.

The number of shares of registrant’s Common Stock outstanding at January 31, 2010 was 28,164,749.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2010 Annual Meeting Proxy Statement.	Part III

COLUMBIA BANKING SYSTEM, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

•	the integration of our two recent FDIC-assisted acquisitions may present unforeseen challenges;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure could not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of FDIC insurance and other coverages, and changes in the U.S. Treasury’s Capital Purchase Program;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

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

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk.

You should take into account that forward-looking statements speak only as of the date of this report. Given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under federal securities laws.

PART I

ITEM 1.	BUSINESS

General

Columbia Banking System, Inc. (referred to in this report as “we,” “our,” and “the Company”) is a registered bank holding company whose wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank” or “the Bank”) also does business under the Bank of Astoria name and conducts full-service commercial banking business in the states of Washington and Oregon. Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals.

The Company was originally organized in 1988 under the name First Federal Corporation, which was later named Columbia Savings Bank. In 1990, an investor group acquired a controlling interest in the Company and a second corporation, Columbia National Bankshares, Inc. (“CNBI”), and CNBI’s sole banking subsidiary, Columbia National Bank. In 1993, the Company was reorganized to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state holding companies, which created dislocation of customers. As part of the reorganization, CNBI was merged into the Company and Columbia National Bank was merged into the then newly chartered Columbia Bank. In 1994, Columbia Savings Bank was merged into Columbia Bank. We have grown from four branch offices at January 1, 1993 to 52 branch offices at December 31, 2009 and 84 branch offices at January 31, 2010 as a result of our recent acquisitions described below.

At December 31, 2009 Columbia Bank had 52 branch locations in the Seattle/Tacoma metropolitan area and contiguous parts of the Puget Sound region of Washington State, as well as the Longview, Woodland and Vancouver communities in southwestern Washington State, the Portland, Oregon metropolitan area, and the northern Oregon coast. Included in those 52 branch locations are six Columbia Bank branches doing business under the Bank of Astoria name at the Bank of Astoria’s former branches located in Astoria, Warrenton, Seaside and Cannon Beach in Clatsop County and in Manzanita and Tillamook in Tillamook County. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Recent Acquisitions

On July 23, 2007, the Company completed its acquisition of Mountain Bank Holding Company (“Mt. Rainier”), the parent company of Mt. Rainier National Bank, Enumclaw, Washington. Mt. Rainier was merged into the Company and Mt. Rainier National Bank was merged into Columbia Bank doing business as Mt. Rainier Bank. The results of Mt. Rainier Bank’s operations are included in those of Columbia Bank starting on July 23, 2007. On October 1, 2009, branches doing business as Mt. Rainier Bank were renamed Columbia Bank.

On July 23, 2007, the Company completed its acquisition of Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, Portland, Oregon. Town Center was merged into the Company and Town Center Bank was merged into Columbia Bank. The results of Town Center Bank’s operations are included in those of Columbia Bank starting on July 23, 2007.

On January 22, 2010, Columbia State Bank acquired all of the deposits and certain assets of Columbia River Bank from the FDIC, which was appointed receiver of Columbia River Bank. Columbia State Bank acquired approximately $903 million in assets and approximately $891 million in deposits located in 21 branches in Oregon and Washington. Columbia River Bank’s loans and other real estate assets acquired of approximately $696 million are subject to a loss-sharing agreement with the FDIC. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $43.9 million on net assets acquired.

On January 29, 2010 Columbia State Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which was appointed receiver of American Marine Bank. Columbia State Bank acquired approximately $308 million in assets and approximately $253 million in deposits located in 11 branches on the western Puget Sound. American Marine Bank’s loans and other real estate assets acquired of approximately $257 million are subject to a loss-sharing agreement with the FDIC. In addition, Columbia State Bank will continue to operate the Trust and Wealth Management Division of American Marine Bank. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $23.0 million on net assets acquired.

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

We have established a network of 52 branches as of December 31, 2009 from which we intend to grow market share. Western Washington locations consist of twenty-three branches in Pierce County, twelve in King County, two in Cowlitz County, two in Thurston County and one each in Kitsap and Whatcom Counties. Oregon locations include three branches in Clackamas County, two branches in Multnomah County, four branches in Clatsop County and two in Tillamook County.

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

Business Strategy

Our business strategy is to provide our customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and balanced loan and deposit portfolios, building our strong core deposit base, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. We believe that, as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, and other financial services in the communities we serve. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

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
• Small Business Services
• Visa Card Services
• Investment Services
• International Banking
• Merchant Card Services

Personal Banking: We offer our personal banking customers an assortment of account products including noninterest and interest-bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Our online banking service, Columbia Online™, provides our personal banking customers with the ability to safely and securely conduct their banking business 24 hours a day, 7 days a week. Personal banking customers are also provided with a variety of borrowing products including fixed and variable rate home equity loans and lines of credit, home mortgages for purchases and refinances, personal loans, and other consumer loans. Eligible personal banking customers with checking accounts are provided a Visa® Debit Card which can be used both to make purchases and as an ATM card. A variety of Visa® Credit Cards are also available to eligible personal banking customers.

Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and cash management services, credit services, and wealth management strategies. Each private banker provides advisory services and coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.

Through CB Financial Services(1), customers are provided with a full range of investment options including mutual funds, stocks, bonds, retirement accounts, annuities, tax-favored investments, US Government securities as well as long-term care and life insurance policies. Qualified investment professionals are available to provide advisory services(2) and assist customers with retirement, education and other financial planning activities.

(1)	Securities and insurance products are offered through PRIMEVEST Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. CB Financial Services is a marketing name for PRIMEVEST. Investment products are * Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.
(2)	Advisory services may only be offered by Investment Adviser Representatives in connection with an appropriate PRIMEVEST Advisory Services Agreement and disclosure brochure as provided.

Business Banking: We offer our business banking customers an assortment of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. Our Cash Management professionals are available to customize banking solutions with products such as automatic investment and line of credit sweeps; dailyDEPOSIT, our remote deposit product to deposit checks without leaving their place of business; positive pay, to identify fraudulent account activity quickly; and two choices of online banking, Columbia OnLine Banking for Business and Streamlined Business Online Banking. Columbia OnLine Banking for Business provides customers with the ability to tailor user access by individual, view balances and transactions, see check images, transfer funds, place stop payments, pay bills electronically, export transaction history in multiple file formats, create wire transfers and originate ACH transactions, such as direct deposit of employees’ payroll. Streamlined Business Online Banking is our free online solution intended for smaller businesses, or those just starting out. Streamlined Business Online Banking provides customers with the ability to view balances and transactions, see statements and check images, transfer funds, pay bills electronically and export transaction history in multiple file formats.

We offer a variety of loan products tailored to meet the various needs of business banking customers. Commercial loan products include accounts receivable and inventory financing as well as Small Business Administration financing. We also offer commercial real estate loan products for construction and development or permanent financing. Real estate lending activities have been focused on construction and permanent loans for both owner occupants and investor oriented real estate properties. In addition, the Bank has pursued construction and first mortgages on owner occupied, one- to four-family residential properties. Commercial banking has been directed toward meeting the credit and related deposit needs of various sized businesses and professional practice organizations operating in our primary market areas.

We offer our business banking customers a selection of Visa® Cards including the Business Debit Card that works like a check wherever Visa® is accepted including ATM cash withdrawals 24 hours a day, 7 days a week. We partner with First National Bank of Omaha to offer Visa® Credit Cards such as the Corporate Card which can be used all over the world; the Purchasing Card with established purchasing capabilities based on business needs; as well as the Business Edition® and Business Edition with Maximum Rewards® that earns reward points with every purchase. Our International Banking Department provides both large and small businesses with the ability to buy and sell foreign currencies as well as obtain letters of credit and wire funds to their customers and suppliers in foreign countries.

Business clients that utilize Columbia’s Merchant Card Services have the ability to accept Visa®, MasterCard® and Discover® sales drafts for deposit directly into their business checking account. Merchants are provided with a comprehensive accounting system tailored to meet each merchant’s needs, which includes month-to-date credit card deposit information on a transaction statement. Internet access is available to view merchant reports that allow business customers to review merchant statements, authorized, captured, cleared and settled transactions.

Through CB Financial Services(1), customers are provided with an array of investment options and all the tools and resources necessary to assist them in reaching their investment goals. Some of the investment solutions available to customers include 401(k), Simple IRA, Simple Employee Pensions, Buy-Sell Agreements, Key-Man Insurance, Business Succession Planning and personal investments.

Competition

Our industry remains highly competitive in spite of challenging economic conditions. Several other financial institutions with greater resources compete for banking business in our market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising and

(1)	Securities and insurance products are offered through PRIMEVEST Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. CB Financial Services is a marketing name for PRIMEVEST. Investment products are * Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.

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

Market Areas

Washington: Over half of our total branches within Washington are located in Pierce County, with an estimated population of 805,000 residents. At June 30, 2009 our Pierce County branch locations’ share of the county’s total deposit market was 16%(1), ranking first among our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma whose activities are related to more than 43,000 jobs in the county, and well over 100,000 in the state of Washington, McChord Air Force Base and Fort Lewis Army Base that account for nearly 20% of the County’s total employment and the manufacturing industry which supplies the Boeing Company.

We operate twelve branch locations in King County, including Seattle, Bellevue and Redmond. King County, which is Washington’s most highly populated county at approximately 1.9 million residents, is a market that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At June 30, 2009 our share of the King County deposit market was less than 1%(1); however, we have made inroads within this market through the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County with its close proximity to Pierce County is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.

Some other market areas served by the Company include Cowlitz County where we operate two branch locations that account for 8.5%(1) of the deposit market share, Thurston County where we operate two branches offices, and Kitsap and Whatcom County where we operate one branch in each county.

Oregon: With the acquisition of Town Center Bancorp in July, 2007, we added five branches in Clackamas and Multnomah counties in the Portland, Oregon area. Our six branches located in the western portions of Clatsop and Tillamook Counties, in the northern Oregon coastal area account for 28%(1) and 7%(1) of the deposit market share, respectively. In Clatsop County, we tied for first place among our competition in market share as of June 30, 2009. Oregon market areas provide a significant opportunity for expansion in the future. Both Clatsop and Tillamook Counties are comprised primarily of tourism, forestry and commercial fishing related businesses.

Employees

As of December 31, 2009 the Company and its banking subsidiaries employed approximately 715 full-time equivalent employees down from 735 at December 31, 2008. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees contributed to Columbia Bank being awarded second place in the large employer category by Seattle Business Magazine’s 100 Best Companies to Work For 2009 and designated one of the Puget Sound Business Journal’s “Washington’s Best Workplaces 2009”.

(1)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2009.

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

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the name Columbia Bank in Washington, and Columbia State Bank and Bank of Astoria in Oregon (collectively, referred to herein as “Columbia Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. Recently, in light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced. Based on past history, if any are approved, they will add to the complexity and cost of our business.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from Columbia Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to Columbia Bank. This means that the Company is required to commit, as necessary, resources to support Columbia Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Federal and State Regulation of Columbia Bank

General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington and Oregon, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. With respect to branches of Columbia Bank in Oregon, the Bank is also subject to supervision and regulation by the Oregon Department of Consumer and Business Services, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

Safety and Soundness Standards. Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Dividends

The principal source of the Company’s cash is from dividends received from Columbia Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency. In addition to the foregoing regulatory restrictions, we are subject to contractual restrictions that limit us from paying dividends on our common stock, including those contained in the securities purchase agreement between us and the Treasury, as described in more detail below. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

Anti-terrorism Legislation

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal effect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008. In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2013. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Deposit Insurance Assessments. The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates April 1, 2009, at 12 to 45 basis points. The rule also gives the FDIC the authority to, as necessary, implement emergency special assessments to maintain the deposit insurance fund.

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

Compensation and Corporate Governance Standards and Restrictions under the CPP. As a participant in the CPP, we are subject to compensation and corporate governance standards and restrictions under applicable legislation and Treasury regulations, which include but are not limited to (1) restrictions on bonus, incentive and retention awards to our five most highly-compensated employees, (2) restrictions on severance and change-in-control payments to our executive officers and next five most highly-compensated employees, (3) ensuring that our compensation programs do not encourage unnecessary and excessive risks, and (4) requiring the recovery or “clawback” of any incentive compensation paid to our executive officers and next 20 most highly-compensated employees if it is later determined that such payments were based on materially inaccurate financial or other performance criteria. The applicable regulations and their impact on Columbia will be discussed more fully in our proxy statement for the 2010 annual meeting of shareholders, incorporated by reference into Part III of this Form 10-K.

Temporary Liquidity Guarantee Program. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components—the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 10 basis point surcharge through December 31, 2009, applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Beginning January 1, 2010, the surcharge will range from 15 to 25 basis points depending on the institution’s risk category. The Transaction Account Guarantee Program will expire on June 30, 2010. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Debt Guarantee Program has been extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Proposed Legislation

Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis, legislation reshaping the regulatory landscape for financial institutions has been proposed. A current proposal includes measures aimed to prevent another financial crisis like the one in 2008 by forming a federal regulatory body to protect the interests of consumers by preventing abusive and risky lending practices, increasing supervision and regulation on financial firms deemed too big to fail, giving shareholders an advisory vote on executive pay, and regulating complex derivatives instruments. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of Columbia Bank or the Company. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

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

The national economic recession could adversely affect our future results of operations or market price of our stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long these conditions may exist, the economic recession could continue to present risks for some time for the industry and our company.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio and the value of our investment portfolio.

Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. A series of large Puget Sound-based businesses have implemented substantial employee layoffs and scaled back plans for future growth. Additionally, acquisitions and consolidations have resulted in substantial employee layoffs, along with a significant increase in office space availability in downtown Seattle. Oregon has also seen a similar pattern of large layoffs in major metropolitan areas. There has been a decline in housing prices in both Washington and Oregon. A further deterioration in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

•	Commercial and consumer loan delinquencies may increase further;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write down through earnings to fair value thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for our loan and other products and services may decrease.

Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk in an economic recession.

Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans, as well as real estate construction loans and land development loans, acquisition and development loans related to the for sale housing industry, generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains a significant number of construction, commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

A further downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans.

Our Allowance for Loan and Lease Losses (“ALLL”) may not be adequate to cover future loan losses, which could continue to adversely affect earnings.

We maintain an ALLL in an amount that we believe is adequate to provide for losses inherent in our portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been identified. Additionally, the process for determining the ALLL requires different, subjective and complex judgments about the future impact from current economic conditions that might impair the ability of borrowers to repay their loans. As a result, future significant increases to the ALLL may be necessary. Additionally, future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the ALLL. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our ALLL. These regulatory agencies may require us to increase the ALLL which could have a negative effect on our financial condition and results of operation. Any increase in the ALLL would have an adverse effect, which could be material, on our financial condition and results of operations.

Our acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated, and future acquisitions may be dilutive to current shareholders.

We have in the past and may in the future seek to grow our business by acquiring other businesses. Recently, we acquired assets and deposits of Columbia River Bank and American Marine Bank in FDIC-assisted transactions. There can be no assurance that our acquisitions will have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results.

Given the continued economic recession, market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC with respect to the assets we recently acquired of Columbia River Bank and American Marine Bank, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with these transactions, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.

Acquisitions may also result in business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business.

We may engage in future acquisitions involving the issuance of additional common stock and/or cash. Any such acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders. The use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.

Furthermore, notwithstanding our recent acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive and the competition for such opportunities from other parties.

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

We may pursue additional capital, which may not be available on acceptable terms or at all, could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future, including the possible redemption of the Series A Preferred Stock we issued and sold to Treasury under the CPP. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.

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

Fluctuations in interest rates on loans could adversely affect our business.

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business.

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

The FDIC also recently imposed a special deposit insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment was approximately $1.4 million. This special assessment is in addition to the regular quarterly risk-based assessment.

Additional increases in FDIC insurance premiums could have a significant impact on Columbia Bank.

The FDIC also has recently required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

As discussed more fully in the section entitled “Supervision and Regulation”, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

We cannot accurately predict the actual effects of recent legislation or the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

A continued tightening of the credit markets and credit market volatility may make it difficult to maintain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit markets and the inability to maintain adequate liquidity to fund continued loan growth may negatively affect asset growth and, therefore, our earnings capability. In addition to deposit growth and payments of principal and interest received on loans and investment securities, we also rely on borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco to fund loans. However, the FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. Based on the foregoing, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels. In the event of a deterioration in our financial condition or a further downturn in the economy, particularly in the housing market, our ability to access these funding resources could be negatively affected, which could limit the funds available to us making it difficult for us to maintain adequate funding for loan growth. In addition, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, resulting in a further unfavorable impact on our business, financial condition and results of operations.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of December 31, 2009, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2009, we had stock in the FHLB totaling $11.6 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by negative public opinion, the deterioration of other financial institutions or the further deterioration of the financial services industry’s reputation.

The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions or negative public opinion resulting from our actual or alleged conduct in any number of activities, including lending practices, governmental enforcement actions taken by regulators or community organizations in response to those activities. Financial services institutions are interrelated as a result of trading, clearing, correspondent, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need. In addition, negative perceptions associated with our continued participation in the CPP may adversely affect our ability to retain customers, attract investors and compete for new business opportunities.

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

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant may be dilutive to holders of our common stock.

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. The Series A Preferred Stock’s dividend rate will increase to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Series A Preferred Stock prior to the date of this increase, the cost of this capital to us will increase substantially on that date, from 5% per annum to 9% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our earnings and could also adversely affect our ability to declare and pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of Columbia. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 2% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although the Treasury has agreed not to vote any of the shares of common stock acquired upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. For additional information related to the Series A Preferred Stock, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The terms of the Series A Preferred Stock pose risks to the holders of our common stock in a variety of ways.

The terms of the Series A Preferred Stock pose risks to the holders of our common stock in a variety of ways:

•

The terms of the Series A Preferred Stock allow the Treasury to impose additional restrictions, including on dividends, and such amendments to the terms of the Series A Preferred Stock as may be required to comply with changes in applicable federal law.

•

The holders of Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could exercise their special voting rights to block certain transactions, including authorizing senior stock, amendments to the Series A Preferred Stock and approval of certain mergers, share exchanges or similar transactions, even where such transactions may be considered desirable by, or in the best interests of, the holders of our common stock.

•	Common stock dividends may not be declared if we are in arrears on the payment of dividends on the Series A Preferred Stock.

•

The holder of the Series A Preferred Stock must consent to any repurchase of common stock (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice).

Changes in accounting standards could materially impact our financial statements.

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and there may be circumstances under which we would eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, our ability to increase our dividend or to make other distributions is restricted due to our participation in the CPP, which limits (without the consent of the U.S. Treasury) our ability to increase our quarterly common stock dividend above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or to repurchase our common stock for so long as the Series A Preferred Stock remains outstanding.

Our ability to receive dividends from our banking subsidiary accounts for most of our revenue and could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our banking subsidiary, Columbia State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock and principal and interest on our outstanding debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect or on our business and results of operations.

We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions, which could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud or theft, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft, and unauthorized transactions or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Locations

The Company’s principal Columbia Bank properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, in Pierce County, where we occupy 62 thousand square feet of office space, 4 thousand square feet of commercial lending space and 750 square feet of branch space under various operating lease agreements, an operations facility in Lakewood, Washington, where we own 57 thousand square feet of office space and an office facility in Tacoma, Washington, that includes a branch where we occupy 26 thousand square feet under various operating lease agreements.

In Pierce County we conduct business in twenty-one additional branch locations, sixteen of which are owned and five of which are leased under various operating lease agreements. In King County we conduct business in twelve branch locations, nine of which are owned and three of which are leased. In Clark, Kitsap, Thurston, Cowlitz and Whatcom counties we conduct business in seven branch locations, five of which are owned and two that are leased under various operating lease agreements. In the Portland metropolitan area, Columbia Bank conducts business in four branch locations in Clackamas and Multnomah counties. Finally, Columbia Bank doing business under the Bank of Astoria name conducts business in six branch locations in Clatsop and Tillamook counties, all of which are owned.

For additional information concerning our premises and equipment and lease obligations, see Note 8 and 18, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its banking subsidiary are parties to routine litigation arising in the ordinary course of business. Management believes that, based on the information currently known to them, any liabilities arising from such litigation will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

2009	High	Low	Cash Dividend Declared
First quarter	$11.87	$4.93	$0.04
Second quarter	$13.52	$6.54	0.01
Third quarter	$17.22	$9.78	0.01
Fourth quarter	$16.55	$13.80	0.01

For the year	$17.22	$4.93	$0.07

2008	High	Low	Cash Dividend Declared
First quarter	$29.90	$21.07	$0.17
Second quarter	$29.57	$19.31	0.17
Third quarter	$29.00	$8.50	0.17
Fourth quarter	$18.49	$7.64	0.07

For the year	$29.90	$7.64	$0.58

On December 31, 2009, the last sale price for our stock on the NASDAQ Global Select Market was $16.18. At January 31, 2010, the number of shareholders of record was 2,202. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

At December 31, 2009, a total of 118,191 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Our ability to pay future cash dividends is subject to the provisions contained in the agreement that governs our participation in the Treasury Capital Purchase Program. Specifically, the Company may not declare a dividend that exceeds $0.07 per common share until the earlier of the third anniversary of Treasury’s investment or our redemption or the transfer of our Preferred Stock to a third party along with other regulatory requirements and restrictions which are discussed in the “Supervision and Regulation” section in “Item 1. Business” of this report. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

Equity Compensation Plan Information

	Year Ended December 31, 2009
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	118,191	$19.73	1,444,604
Equity compensation plans not approved by security holders	—	—	—

(1)	Consists of shares that are subject to outstanding options.
(2)	Includes 720,906 shares available for future issuance under the stock option and equity compensation plan and 723,698 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2009.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2004, and that all dividends were reinvested.

Index	Period Ending
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Columbia Banking System, Inc.	100.00	115.99	145.21	125.71	51.91	70.87
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
Columbia Peer Group	100.00	107.18	129.66	93.90	58.87	49.12

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2009	2008	2007	2006	2005
	(in thousands except per share)
For the Year
Total revenue	$145,042	$134,363	$136,568	$122,435	$115,698
Net interest income	$115,352	$119,513	$108,820	$97,763	$90,912
Provision for loan and lease losses	$63,500	$41,176	$3,605	$2,065	$1,520
Noninterest income	$29,690	$14,850	$27,748	$24,672	$24,786
Noninterest expense	$94,488	$92,125	$88,829	$76,134	$72,855
Net income (loss)	$(3,968)	$5,968	$32,381	$32,103	$29,631
Net income (loss) applicable to common shareholders	$(8,371)	$5,498	$32,381	$32,103	$29,631

Per Common Share (1)
Earnings (loss) (Basic)	$(0.38)	$0.30	$1.91	$2.00	$1.89
Earnings (loss) (Diluted)	$(0.38)	$0.30	$1.89	$1.98	$1.86
Book Value	$16.13	$18.82	$19.03	$15.71	$14.29

Averages
Total assets	$3,084,421	$3,134,054	$2,837,162	$2,473,404	$2,290,746
Interest-earning assets	$2,783,862	$2,851,555	$2,599,379	$2,265,393	$2,102,513
Loans	$2,124,574	$2,264,486	$1,990,622	$1,629,616	$1,494,567
Securities	$584,028	$565,299	$581,122	$623,631	$605,395
Deposits	$2,378,176	$2,382,484	$2,242,134	$1,976,448	$1,923,778
Core deposits	$1,945,039	$1,911,897	$1,887,391	$1,664,247	$1,689,270
Shareholders’ equity	$462,127	$354,387	$289,297	$237,843	$214,612

Financial Ratios
Net interest margin	4.33%	4.38%	4.35%	4.49%	4.44%
Return on average assets	(0.13)%	0.19%	1.14%	1.30%	1.29%
Return on average common equity	(2.16)%	1.59%	11.19%	13.50%	13.81%
Efficiency ratio (2)	61.53%	59.88%	61.33%	58.95%	61.20%
Average equity to average assets	14.98%	11.31%	10.20%	9.62%	9.37%

At Year End
Total assets	$3,200,930	$3,097,079	$3,178,713	$2,553,131	$2,377,322
Loans	$2,008,884	$2,232,332	$2,282,728	$1,708,962	$1,564,704
Allowance for loan and lease losses	$53,478	$42,747	$26,599	$20,182	$20,829
Securities	$631,645	$540,525	$572,973	$605,133	$585,332
Deposits	$2,482,705	$2,382,151	$2,498,061	$2,023,351	$2,005,489
Core deposits	$2,072,821	$1,941,047	$1,996,393	$1,701,528	$1,703,030
Shareholders’ equity	$528,139	$415,385	$341,731	$252,347	$226,242
Full-time equivalent employees	715	735	775	657	651
Banking offices	52	53	55	40	40

Nonperforming Assets
Nonaccrual loans	$110,431	$106,163	$14,005	$2,886	$4,875
Restructured loans accruing interest	60	587	456	594	—
Other real estate owned	19,037	2,874	181	—	18

Total nonperforming assets	$129,528	$109,624	$14,642	$3,480	$4,893

Nonperforming loans to year end loans	5.50%	4.78%	0.63%	0.20%	0.31%
Nonperforming assets to year end assets	4.05%	3.54%	0.46%	0.14%	0.21%
Allowance for loan and lease losses to year end loans	2.66%	1.91%	1.17%	1.18%	1.33%
Allowance for loan and lease losses to nonperforming loans	48.40%	40.04%	183.94%	579.94%	428.84%
Net loan charge-offs	$52,769	$25,028	$380	$2,712	$572

Risk-Based Capital Ratios
Total capital	19.60%	14.25%	10.90%	13.23%	12.97%
Tier 1 capital	18.34%	12.99%	9.87%	12.21%	11.82%
Leverage ratio	14.33%	11.27%	8.54%	9.86%	9.54%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)	Noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gains/losses on investment securities, net cost of operation of OREO, reserve for VISA litigation liability and mark-to-market adjustments of interest rate floor instruments.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Interest Income:
Loans	$117,062	$147,830	$156,253	$123,998	$99,535
Taxable securities	17,300	18,852	18,614	20,018	18,135
Tax-exempt securities	8,458	7,976	7,923	7,042	4,452
Federal funds sold and deposits with banks	215	402	1,427	617	85

Total interest income	143,035	175,060	184,217	151,675	122,207

Interest Expense:
Deposits	23,250	45,307	59,930	40,838	25,983
Federal Home Loan Bank advances	2,759	7,482	11,065	10,944	3,515
Long-term obligations	1,197	1,800	2,177	1,992	1,583
Other borrowings	477	958	2,225	138	214

Total interest expense	27,683	55,547	75,397	53,912	31,295

Net Interest Income	115,352	119,513	108,820	97,763	90,912
Provision for loan and lease losses	63,500	41,176	3,605	2,065	1,520
Net interest income after provision for loan and lease losses	51,852	78,337	105,215	95,698	89,392
Noninterest income	29,690	14,850	27,748	24,672	24,786
Noninterest expense	94,488	92,125	88,829	76,134	72,855

Income (loss) before income taxes	(12,946)	1,062	44,134	44,236	41,323
Provision (benefit) for income taxes	(8,978)	(4,906)	11,753	12,133	11,692

Net Income (Loss)	$(3,968)	$5,968	$32,381	$32,103	$29,631
Less: Dividends on preferred stock	4,403	470	—	—	—

Net Income (Loss) Applicable to Common Shareholders	$(8,371)	$5,498	$32,381	$32,103	$29,631

Per Common Share
Earnings (loss) basic	$(0.38)	$0.30	$1.91	$2.00	$1.89
Earnings (loss) diluted	$(0.38)	$0.30	$1.89	$1.98	$1.86
Average number of common shares outstanding (basic)	21,854	17,914	16,802	15,946	15,708
Average number of common shares outstanding (diluted)	21,854	18,010	16,972	16,148	15,885
Total assets at year end	$3,200,930	$3,097,079	$3,178,713	$2,553,131	$2,377,322
Long-term obligations	$25,669	$25,603	$25,519	$22,378	$22,312
Cash dividends declared per common share	$0.07	$0.58	$0.66	$0.57	$0.39

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)

The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2009 and 2008. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2009
Total interest income	$36,029	$35,530	$35,700	$35,776	$143,035
Total interest expense	8,126	6,999	6,582	5,976	27,683

Net interest income	27,903	28,531	29,118	29,800	115,352
Provision for loan and lease losses	11,000	21,000	16,500	15,000	63,500
Noninterest income	6,974	7,000	7,190	8,526	29,690
Noninterest expense	23,181	25,314	23,146	22,847	94,488

Income (loss) before income taxes	696	(10,783)	(3,338)	479	(12,946)
Provision (benefit) for income taxes	(816)	(5,253)	(1,836)	(1,073)	(8,978)

Net Income (Loss)	$1,512	$(5,530)	$(1,502)	$1,552	$(3,968)
Less: Dividends on preferred stock	1,093	1,101	1,103	1,105	4,403

Net Income (Loss) Applicable to Common Shareholders	$419	$(6,631)	$(2,605)	$447	$(8,371)

Per Common Share (2)
Earnings (loss) (basic)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)
Earnings (loss) (diluted)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)

2008
Total interest income	$48,433	$44,323	$42,337	$39,967	$175,060
Total interest expense	18,106	14,049	12,744	10,648	55,547

Net interest income	30,327	30,274	29,593	29,319	119,513
Provision for loan and lease losses	2,076	15,350	10,500	13,250	41,176
Noninterest income	10,157	9,305	(10,946)	6,334	14,850
Noninterest expense	23,554	23,367	23,391	21,813	92,125

Income (loss) before income taxes	14,854	862	(15,244)	590	1,062
Provision (benefit) for income taxes	3,877	(1,074)	(6,485)	(1,224)	(4,906)

Net Income (Loss)	$10,977	$1,936	$(8,759)	$1,814	$5,968
Less: Dividends on preferred stock	—	—	—	470	470

Net Income (Loss) Applicable to Common Shareholders	$10,977	$1,936	$(8,759)	$1,344	$5,498

Per Common Share (2)
Earnings (loss) (basic)	$0.61	$0.11	$(0.49)	$0.07	$0.30
Earnings (loss) (diluted)	$0.61	$0.11	$(0.49)	$0.07	$0.30

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.
(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with the Contingencies topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), a specific valuation allowance in accordance with the Receivables topic of the FASB ASC and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends, collateral values, past-due and nonperforming loan trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Valuation and Recoverability of Goodwill

Goodwill represented $95.5 million of our $3.20 billion in total assets and $528.1 million in total shareholders’ equity as of December 31, 2009. Goodwill is assigned to reporting units for purposes of impairment testing. We review our goodwill for impairment annually, during the third quarter. The Company had three reporting units during the third quarter of 2009: retail banking, commercial banking, and private banking. All of the Company’s goodwill was assigned to the retail banking reporting unit. Goodwill of a reporting unit is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

When required, the goodwill impairment test involves a two-step process. We first test goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is not deemed to be impaired, and no further testing would be necessary. If the carrying amount of the reporting unit were to exceed the fair value of the reporting unit, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a hypothetical calculation that would determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

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

Based on the results of the annual goodwill impairment test, we determined no goodwill impairment charges were required for the year ended December 31, 2009. Even though we determined that there was no goodwill impairment during 2009, additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge. Finally, in conjunction with the analysis of our operating segments during the fourth quarter (see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report), we concluded that as of December 31, 2009 we had one, single reporting unit. As of December 31, 2009 we determined there were no events or circumstances which would more likely than not reduce the fair value of this reporting unit below its carrying amount. We also determined, had the annual goodwill impairment test been performed based upon one reporting unit as of September 30, 2009, the fair value of the single, consolidated reporting unit would have been in excess of its carrying value (including goodwill).

Please refer to Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2009 Overview

•

Consolidated net loss applicable to common shareholders for 2009 was $8.4 million, or $0.38 per diluted common share, compared with net income of $5.5 million, or $0.30 per diluted common share, in 2008. Net income(loss) applicable to common shareholders reflects net income(loss) less dividends on preferred stock related to the Company’s participation in the Treasury’s Capital Purchase Program. The decrease in net income applicable to common shareholders is primarily due to a $63.5 million provision for loan and lease losses recorded during 2009.

•

Noninterest income was $29.7 million for 2009, an increase from $14.9 million for 2008. Excluding securities impairment charges of $19.5 million in 2008, net gains on sales of securities of $1.1 million in 2009 and $846 thousand in 2008 and proceeds from redemption of Visa and Mastercard stock of $49 thousand in 2009 and $3.0 million in 2008, noninterest income in 2009 was relatively flat when compared to 2008. Management believes that it is useful for investors to understand the impact of the impairment charge, nets gains on sales of securities and proceeds from redemption of Visa and Mastercard stock on the Company’s results of operations. Noninterest income accounted for 20% of the Company’s revenue in 2009, up from 11% in 2008 due primarily to the $19.5 million impairment charge in 2008.

•

Total assets at December 31, 2009 were $3.20 billion, up 3% from $3.10 billion at the end of 2008. Decreases in the loan portfolio were offset by higher investment securities and interest-earning deposits with bank balances.

•

The allowance for loan and lease losses increased to $53.5 million at December 31, 2009 from $42.7 million at December 31, 2008. The Company’s allowance amounts to 2.66% of total loans, compared with 1.91% at the end of 2008.

•

Nonperforming loans totaled $110.5 million as of December 31, 2009, compared with $106.8 million at December 31, 2008. Net loan charge-offs were $52.8 million in 2009, compared with $25.0 million in 2008. The increase in nonaccruals occurred primarily in the Company’s commercial business portfolio and commercial real estate portfolio. The increase in net loan charge-offs occurred primarily in the commercial business and one-to-four family residential construction portfolios.

•	Investment securities available for sale totaled $620.0 million at December 31, 2009 compared to $528.9 million at December 31, 2008.

•

Deposits totaled $2.48 billion at December 31, 2009 compared to $2.38 billion at December 31, 2008. Core deposits totaled $2.07 billion at December 31, 2009, comprising 83% of total deposits compared to $1.94 billion, or 81%, of total deposits at December 31, 2008.

•

The Company is well capitalized with a total risk-based capital ratio of 19.60% at December 31, 2009 compared to 14.25% at December 31, 2008. These ratios reflect the net proceeds to the Company of $113.5 million from an underwritten public offering of common shares completed in August, 2009 as well as proceeds of $76.9 million from the issuance of preferred under the Treasury’s Capital Purchase Program.

Recent Developments

On January 22, 2010, Columbia State Bank acquired all of the deposits and certain assets of Columbia River Bank from the FDIC, which was appointed receiver of Columbia River Bank. Columbia State Bank acquired approximately $903 million in assets and approximately $891 million in deposits located in 21 branches in Oregon and Washington. Columbia River Bank’s loans and other real estate assets acquired of approximately $696 million are subject to a loss-sharing agreement with the FDIC. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $43.9 million on net assets acquired.

On January 29, 2010 Columbia State Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which was appointed receiver of American Marine Bank. Columbia State Bank acquired approximately $308 million in assets and approximately $253 million in deposits located in 11 branches on the western Puget Sound. American Marine Bank’s loans and other real estate assets acquired of approximately $257 million are subject to a loss-sharing agreement with the FDIC. In addition, Columbia State Bank will continue to operate the Trust and Wealth Management Division of American Marine Bank. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $23.0 million on net assets acquired.

Business Combinations

In July, 2007, the Company acquired all of the outstanding common stock of Mountain Bank Holding Company (“Mt. Rainier “), the parent company of Mt. Rainier National Bank, headquartered in Enumclaw, Washington and Town Center Bancorp (“Town Center”), the parent company of Town Center Bank, headquartered in Portland, Oregon. The acquisitions were consistent with our expansion strategy and added seven branches in King and Pierce counties and five Oregon branches in the North Clackamas and Southeast Portland areas.

The operating results of Mt. Rainier and Town Center were included in the Company’s operating results beginning July 23, 2007; consequently, 2009 and 2008 operating results are not directly comparable to the 2007 results for the same periods. For comparison purposes to prior periods, as of July 23, 2007 Mt. Rainier and Town Center combined contributed $360 million in assets, $287 million in loans and $305 million in deposits.

RESULTS OF OPERATIONS

Summary

A summary of the Company’s results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

	Year Ended 2009	Increase (Decrease)		Year Ended 2008	Increase (Decrease)		Years ended December 31,
		Amount	%		Amount	%	2007	2006	2005
(in thousands, except per share amounts)
Interest income (1)	$148,163	$(32,199)	(18)	$180,362	$(8,192)	(4)	$188,554	$155,557	$124,715
Interest expense	27,683	(27,864)	(50)	55,547	(19,850)	(26)	75,397	53,912	31,295

Net interest income	120,480	(4,335)	(3)	124,815	11,658	10	113,157	101,645	93,420
Provision for loan and lease losses	63,500	22,324	54	41,176	37,571	1,042	3,605	2,065	1,520
Noninterest income	29,690	14,840	100	14,850	(12,898)	(46)	27,748	24,672	24,786
Noninterest expense:
Staff expense	47,275	(2,040)	(4)	49,315	2,612	6	46,703	38,769	37,285
Other expense	47,213	4,403	10	42,810	684	2	42,126	37,365	35,570

Total	94,488	2,363	3	92,125	3,296	4	88,829	76,134	72,855
Income (loss) before income taxes	(7,818)	(14,182)	(223)	6,364	(42,107)	(87)	48,471	48,118	43,831
Provision (benefit) for income taxes	(8,978)	(4,072)	83	(4,906)	(16,659)	(142)	11,753	12,133	11,692
Less: adjustments (1)	5,128	(174)	(3)	5,302	965	22	4,337	3,882	2,508

Net income (loss)	$(3,968)	$(9,936)	(166)	$5,968	$(26,413)	(82)	$32,381	$32,103	$29,631

Less: Dividends on preferred stock	4,403	3,933	837	470	470	NM	—	—	—

Net income (loss) applicable to common shareholders	$(8,371)	$(13,869)	(252)	$5,498	$(26,883)	(83)	$32,381	$32,103	$29,631

Earnings (loss) per common share, diluted	$(0.38)	$(0.68)	(227)	$0.30	$(1.59)	(84)	$1.89	$1.98	$1.86

(1)	Includes amounts to convert nontaxable income to a fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

NM –Not Meaningful

Net Interest Income

Net interest income is the difference between interest income and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total interest-earning assets is referred to as the net interest margin, which represents the average net effective yield on interest-earning assets.

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

Net Interest Income Summary

	2009			2008			2007
	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans (1)(2)	$2,124,574	$117,497	5.53%	$2,264,486	$148,240	6.55%	$1,990,622	$156,253	7.85%
Taxable securities	386,571	17,300	4.48%	379,052	18,852	4.97%	395,512	18,685	4.72%
Tax exempt securities (2)	197,457	13,151	6.66%	186,246	12,868	6.91%	185,610	12,189	6.57%
Interest-earning deposits with banks and federal funds sold	75,260	215	0.29%	21,771	402	1.85%	27,635	1,427	5.16%

Total interest-earning assets	$2,783,862	$148,163	5.32%	$2,851,555	$180,362	6.33%	$2,599,379	$188,554	7.25%
Other earning assets	49,488			47,753			42,334
Noninterest-earning assets	251,071			234,746			195,449

Total assets	$3,084,421			$3,134,054			$2,837,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$706,799	$15,931	2.25%	$780,092	$28,120	3.60%	$698,078	$31,274	4.48%
Savings accounts	133,348	352	0.26%	118,073	437	0.37%	111,265	467	0.42%
Interest-bearing demand	458,450	2,221	0.48%	445,449	6,009	1.35%	435,807	11,026	2.53%
Money market accounts	568,320	4,746	0.84%	578,123	10,741	1.86%	558,510	17,163	3.07%

Total interest-bearing deposits	1,866,917	23,250	1.25%	1,921,737	45,307	2.36%	1,803,660	59,930	3.32%
Federal Home Loan Bank and Federal Reserve Bank borrowings	149,416	2,759	1.85%	297,193	7,573	2.55%	207,521	11,065	5.33%
Long-term subordinated debt	25,635	1,197	4.67%	25,558	1,800	7.04%	23,777	2,177	9.16%

Other borrowings and interest-bearing liabilities	25,046	477	1.90%	32,934	867	2.63%	40,606	2,225	5.48%

Total interest-bearing liabilities	$2,067,014	$27,683	1.34%	$2,277,422	$55,547	2.44%	$2,075,564	$75,397	3.63%
Noninterest-bearing deposits	511,259			460,747			438,474
Other noninterest-bearing liabilities	44,021			41,498			33,827
Shareholders’ equity	462,127			354,387			289,297

Total liabilities & shareholders’ equity	$3,084,421			$3,134,054			$2,837,162

Net interest income		$120,480			$124,815			$113,157

Net interest spread			3.98%			3.89%			3.62%

Net interest margin			4.33%			4.38%			4.35%

Average interest-earning assets to average interest-bearing liabilities			134.68%			125.21%			125.24%

(1)	Nonaccrual loans were included in loans. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.8 million in 2009, $3.5 million in 2008, $3.5 million in 2007.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2009 and 2008, as well as between 2008 and 2007 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:

Changes in Net Interest Income

	2009 Compared to 2008 Increase (Decrease) Due to			2008 compared to 2007 (1) Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans	$(8,754)	$(21,989)	$(30,743)	$19,880	$(27,893)	$(8,013)
Securities	1,125	(2,394)	(1,269)	(754)	1,600	846
Interest earning deposits with banks and federal funds sold	367	(554)	(187)	(255)	(770)	(1,025)

Interest income	$(7,262)	$(24,937)	$(32,199)	$18,871	$(27,063)	$(8,192)

Interest Expense
Deposits:
Certificates of deposit	$(2,444)	$(9,745)	$(12,189)	$3,405	$(6,559)	$(3,154)
Savings accounts	51	(136)	(85)	27	(57)	(30)
Interest-bearing demand	170	(3,958)	(3,788)	239	(5,256)	(5,017)
Money market accounts	(179)	(5,816)	(5,995)	583	(7,005)	(6,422)

Total interest on deposits	(2,402)	(19,655)	(22,057)	4,254	(18,877)	(14,623)
FHLB and FRB borrowings	(3,098)	(1,716)	(4,814)	3,651	(7,143)	(3,492)
Long-term subordinated debt & trust preferred obligations	5	(608)	(603)	154	(531)	(377)
Other borrowings	(181)	(209)	(390)	(362)	(996)	(1,358)

Interest expense	$(5,676)	$(22,188)	$(27,864)	$7,697	$(27,547)	$(19,850)

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.

Taxable-equivalent net interest income totaled $120.5 million in 2009, compared with $124.8 million for 2008. A reduction in interest rates from 2009 to 2008 contributed to the decline in net interest income, lowering the yield on earning assets 101 basis points compared to a 110 basis point decrease in the cost of interest-bearing liabilities. The net effect of these rate changes was a decrease in net interest income of $2.7 million. Net interest income for 2009 also includes $2.6 million in income from the settlement of interest rate floor contracts compared with $1.7 million in 2008.

The net interest margin was up slightly in 2008 compared to 2007, increasing 3 basis points to 4.38% from 4.35%. Average loan yields decreased 92 basis points with average deposit costs decreasing 96 basis points from 2007. In addition, average borrowing costs from the Federal Home Loan Bank and Federal Reserve Bank decreased 278 basis points.

Provision for Loan and Lease Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.

The Company recorded expense of $63.5 million and $41.2 million through the provision for loan and lease losses in 2009 and 2008, respectively. The provision recorded in 2009 reflects management’s ongoing assessment of the credit quality of the Company’s loan portfolio, which is impacted by various economic trends, including continued weakness in the Pacific Northwest economy. Additional factors affecting the provision include trends in nonperforming loans, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

For the years ended December 31, 2009, 2008, and 2007, net loan charge-offs amounted to $52.8 million, $25.0 million and $380 thousand, respectively. Loans in the real estate construction portfolio accounted for 69% of the 2009 net charge-offs while loans in the commercial business portfolio accounted for an additional 23% of the 2009 net charge-offs compared to 82% and 10%, respectively, in 2008.

Noninterest Income

Noninterest income for the year totaled $29.7 million, an increase of $14.8 million, from 2008. Noninterest income represented 20% of total revenues in 2009, compared with 11% and 20% in 2008 and 2007, respectively. 2008 noninterest income was lower than 2009 and 2007 primarily due to the $19.5 million impairment charge on investment securities described below, partially offset by the $3.0 million gain from the redemption of Visa and Mastercard shares described below. Excluding securities impairment charges of $19.5 million in 2008, net gains on sales of securities of $1.1 million in 2009 and $846 thousand in 2008 and proceeds from redemption of Visa and Mastercard stock of $49 thousand in 2009 and $3.0 million in 2008, noninterest income in 2009 was relatively flat when compared to 2008. Management believes that it is useful for investors to understand the impact of the impairment charge, net gains on sales of securities and proceeds from redemption of Visa and Mastercard stock on the Company’s results of operations.

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2009	$ Change	% Change	2008	$ Change	% Change	2007
	(dollars in thousands)
Fees and Other Income
Service charges, loan fees and other fees	$15,181	$368	2%	$14,813	$1,315	10%	$13,498
Merchant services fees	7,321	(719)	-9%	8,040	(333)	-4%	8,373
Redemption of Visa and Mastercard shares	49	(2,979)	-98%	3,028	3,028	100%	—
Gain on sale of investment securities, net	1,077	231	27%	846	846	100%	—
Impairment charge on investment securities	—	19,541	-100%	(19,541)	(19,541)	-100%	—
Bank owned life insurance (BOLI)	2,023	(52)	-3%	2,075	189	10%	1,886
Other Income	4,039	(1,550)	-28%	5,589	1,598	40%	3,991

Total noninterest income	$29,690	$14,840	100%	$14,850	$(12,898)	-46%	$27,748

Service charges, loan fees and other fees had a slight increase of $368 thousand in 2009 over 2008, or 2%. Service charges, loan fees and other fees increased $1.3 million in 2008 over 2007, or 10%, due to higher transaction volumes.

Merchant services fees declined $719 thousand in 2009 over 2008, or 9%. Merchant services fees declined $333 thousand in 2008 over 2007. These reductions reflect lower volumes of merchant activity.

Proceeds from the redemption of Visa and Mastercard shares totaled $49 thousand and $3.0 million in 2009 and 2008, respectively. There was no redemption of these shares in 2007.

The impairment charge on investment securities was $19.5 million in 2008 due to the impairment charge on Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) preferred stock resulting from these government-sponsored enterprises being placed into conservatorship in a plan announced by the U.S. Treasury Department (“Treasury”) and the Federal Housing Finance Agency (“FHFA”). There was no impairment charge on investment securities in 2009 or 2007. During the fourth quarter of 2009, all of the Company’s Freddie Mac and Fannie Mae preferred stock was sold resulting in a net gain on sale of $166 thousand.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2009	$ Change	% Change	2008	$ Change	% Change	2007
	(dollars in thousands)
Gain on disposal of assets	$114	$(378)	-77%	$492	$227	86%	$265
Mortgage banking	382	(246)	-39%	628	91	17%	537
Cash management 12b-1 fees	245	(221)	-47%	466	67	17%	399
Letter of credit fees	528	101	24%	427	28	7%	399
Late charges	307	(31)	-9%	338	88	35%	250
Currency exchange income	293	(63)	-18%	356	40	13%	316
New Markets Tax Credit dividend	66	(8)	-11%	74	(19)	-20%	93
Miscellaneous fees on loans	842	(73)	-8%	915	45	5%	870
Interest rate swap income	265	(382)	-59%	647	422	188%	225
Credit card fees	127	(15)	-11%	142	61	75%	81
Life insurance death benefit	—	(612)	100%	612	612	0%	0
Miscellaneous	870	378	77%	492	(64)	-12%	556

Total noninterest income	$4,039	$(1,550)	-28%	$5,589	$1,598	40%	$3,991

Included in gain on disposal of assets are amounts related to the sale and lease-back of two buildings which occurred in September 2004. The resulting $1.3 million gain on the sale was deferred and recognized over the life of the leases, the unamortized gain balance at December 31, 2009 and 2008 was $400 thousand and $483 thousand, respectively, and is included in other liabilities on our consolidated balance sheets. During 2009, 2008 and 2007 the Company recognized amortized gains associated with the sale and lease-back transaction of $83 thousand, $83 thousand and $219 thousand, respectively.

The decrease in other noninterest income was primarily due to the reductions in interest rate swap, mortgage banking and cash management fee income as well as the receipt in 2008 of life insurance death benefit proceeds. Interest rate swap and mortgage banking income decreased due to reduced transaction volumes.

Noninterest Expense

Noninterest expense was $94.5 million in 2009, an increase of $2.4 million, or 3%, over 2008. Noninterest expense increased $3.3 million, or 4%, in 2008 over 2007.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2009	$ Change	% Change	2008	$ Change	% Change	2007
	(dollars in thousands)
Compensation and employee benefits	$47,275	$(2,040)	-4%	$49,315	$2,612	6%	$46,703

All other noninterest expense:
Occupancy	12,128	(710)	-6%	12,838	516	4%	12,322
Merchant processing	3,449	(109)	-3%	3,558	88	3%	3,470
Advertising and promotion	1,943	(381)	-16%	2,324	(67)	-3%	2,391
Data processing	4,047	561	16%	3,486	922	36%	2,564
Legal and professional services	3,871	1,902	97%	1,969	(2,943)	-60%	4,912
Taxes, license and fees	2,478	(439)	-15%	2,917	35	1%	2,882
Regulatory premiums	5,777	3,636	170%	2,141	1,634	322%	507
Net cost operation of other real estate owned	861	910	-1857%	(49)	(54)	-1080%	5
Other	12,659	(967)	-7%	13,626	553	4%	13,073

Total all other noninterest expense	47,213	4,403	10%	42,810	684	2%	42,126

Total noninterest expense	$94,488	$2,363	3%	$92,125	$3,296	4%	$88,829

Compensation and employee benefits expense decreased to $47.2 million, or 4% in 2009 from $49.3 million in 2008 reflecting staffing decreases and reductions in employee benefits from the prior year. Compensation and employee benefits expense increased 6% in 2008 from 2007 largely due to a full year of employee expenses related to our two acquisitions. Full-time equivalent staff decreased to 715 at December 31, 2009 from 735 at December 31, 2008 and 775 at December 31, 2007.

The remaining noninterest expense categories increased $4.4 million or 10%, between 2008 and 2009. Regulatory premiums expense increased $3.6 million. This increase is due primarily to significantly higher FDIC premium assessment rates as well as a special assessment imposed by the FDIC on all insured depository institutions. The increased assessment rate as well as the special assessment is the result of losses incurred by the Deposit Insurance Fund and not directly related to the Company’s performance. Finally, legal and professional services expense increased $1.9 million and the net cost of operation of other real estate increased $910 thousand.

The remaining noninterest expense categories increased $684 thousand or 2%, between 2007 and 2008 million largely due to our 2007 acquisitions. The decrease in legal and professional fees between 2007 and 2008 was attributed to the reversal of previously expensed legal costs in the amount of $1.3 million related to our Visa litigation reserve. In the fourth quarter of 2007 we established a litigation reserve through legal expense in the amount of $1.8 million. During 2008 we were able to reduce our litigation reserve by $1.3 million due to the economic benefit resulting from our pro-rata share of the funds Visa placed into an escrow account established to pay for the settlement of the litigation liabilities. At December 31, 2009 and 2008 our remaining accrual for the Visa litigation liability was $317 thousand and $485 thousand, respectively.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2009	$ Change	% Change	2008	$ Change	% Change	2007
	(dollars in thousands)
CRA partnership investment expense (1)	$501	$(167)	-25%	$668	$(64)	-9%	$732
Core deposit intangible amortization	1,046	(96)	-8%	1,142	423	59%	719
Software support & maintenance	639	(74)	-10%	713	(133)	-16%	846
Federal Reserve Bank processing fees	326	(96)	-23%	422	(18)	-4%	440
Telephone & network communications	1,435	(92)	-6%	1,527	293	24%	1,234
Supplies	889	(175)	-16%	1,064	(300)	-22%	1,364
Postage	1,245	(175)	-12%	1,420	53	4%	1,367
Sponsorships & charitable contributions	598	(44)	-7%	642	19	3%	623
Travel	402	(69)	-15%	471	18	4%	453
Investor relations	204	22	12%	182	(46)	-20%	228
Insurance	500	(5)	-1%	505	57	13%	448
Director expenses	440	(13)	-3%	453	30	7%	423
Employee expenses	350	(249)	-42%	599	(64)	-10%	663
ATM Network	595	(64)	-10%	659	3	0%	656
Miscellaneous	3,489	330	10%	3,159	282	10%	2,877

Total other noninterest expense	$12,659	$(967)	-7%	$13,626	$553	4%	$13,073

(1)	The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the twelve months ended December 31, 2009, $511 thousand of such credits was taken as a reduction in our current period income tax expense. In addition, our taxable income was decreased by $178 thousand during the twelve months ended December 31, 2009 as a result of the tax benefit associated with this investment expense.

Income Tax

For the years ended December 31, 2009, 2008, and 2007, we recorded income tax benefits of $9.0 million and $4.9 million, and an income tax provision of $11.8 million, respectively. The effective tax benefit was 69.3% in 2009 and 463% in 2008 and the effective tax rate was 26.6% in 2007. Our effective tax rate is less than our statutory rate of 35.52% and has exhibited a declining trend over the past three years. This decline is primarily due to a significant increase in the amount of tax-exempt municipal securities held in the investment portfolio, tax exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships. For additional information, see Note 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition

Our total assets increased 3% to $3.20 billion at December 31, 2009 from $3.10 billion at December 31, 2008. Interest-earning deposits with bank balances increased $245.3 million. The inability to prepay advances from the Federal Home Loan Bank contributed to this increase. Our investment portfolio increased 17% or $91.1 million. This increase was primarily a result of investment security purchases in the third quarter of 2009. The loan portfolio decreased 10% or $223.4 million to $2.01 billion. The decline in the loan portfolio can be attributed to a combination of loan payoffs, pay downs, a reduced emphasis on lending in certain sectors of the loan portfolio, and loan charge-offs. Deposit balances increased $100.6 million or 4% to $2.48 billion and borrowings decreased 44% to $125.0 million.

Investment Portfolio

We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk, and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts that we believe the securities could be sold for as of the dates indicated. As of December 31, 2009 we had 34 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we do not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.

Purchases during 2009 totaled $162.4 million while maturities and repayments and sales totaled $67.7 million compared to purchases of $89.1 million and maturities and repayments of $49.7 million during 2008. At December 31, 2009 U.S. Government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 65% of our investment portfolio and state and municipal securities were 35%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at their fair values. The average duration of our investment portfolio was approximately 3 years and 10 months at December 31, 2009. For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

Securities Available for Sale

	December 31, 2009
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$41,884	$43,254	4.63%
Over 5 through 10 years	62,869	64,687	4.57%
Over 10 years	285,935	292,215	4.28%

Total	$390,688	$400,156	4.37%

State and municipal securities (2)
Due through 1 year	$1,385	$1,402	5.58%
Over 1 through 5 years	18,875	20,328	6.70%
Over 5 through 10 years	42,499	45,020	6.03%
Over 10 years	148,228	152,161	6.66%

Total	$210,987	$218,911	6.52%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

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

FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services—Depository and Lending topic of the FASB ASC. The FHLB is currently classified as undercapitalized by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. However, management believes, despite the undercapitalized classification, the FHLB has adequate capital to cover the risks reflected on their balance sheet. Accordingly, as of December 31, 2009 we did not recognize an impairment charge related to our FHLB stock holdings. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total
	(dollars in thousands)
Commercial business	$744,440	37.1%	$810,922	36.3%	$762,365	33.4%	$617,899	36.1%	$570,974	36.5%

Real estate:
One-to-four family residential	63,364	3.1%	57,237	2.6%	60,991	2.7%	51,277	3.0%	74,930	4.8%
Commercial and five or more family residential properties	856,260	42.6%	862,595	38.6%	852,139	37.3%	687,635	40.3%	651,393	41.6%

Total real estate	919,624	45.7%	919,832	41.2%	913,130	40.0%	738,912	43.3%	726,323	46.4%

Real estate construction:
One-to-four family residential	107,620	5.4%	209,682	9.4%	269,115	11.8%	92,124	5.4%	41,033	2.6%
Commercial and five or more family residential properties	41,829	2.1%	81,176	3.6%	165,490	7.2%	115,185	6.8%	89,134	5.7%

Total real estate construction	149,449	7.5%	290,858	13.0%	434,605	19.0%	207,309	12.2%	130,167	8.3%

Consumer	199,987	10.0%	214,753	9.7%	176,559	7.8%	147,782	8.6%	140,110	9.0%

Subtotal	2,013,500	100.2%	2,236,365	100.2%	2,286,659	100.2%	1,711,902	100.2%	1,567,574	100.2%
Less deferred loan fees and other	(4,616)	-0.2%	(4,033)	-0.2%	(3,931)	-0.2%	(2,940)	-0.2%	(2,870)	-0.2%

Total loans	$2,008,884	100.0%	$2,232,332	100.0%	$2,282,728	100.0%	$1,708,962	100.0%	$1,564,704	100.0%

Loans held for sale	$—		$1,964		$4,482		$933		$1,850

At December 31, 2009, total loans were $2.01 billion compared with $2.23 billion in the prior year, a decrease of $223.4 million or 10%. Generally, loan volumes were down across all categories with significant declines in real estate construction and commercial business loans. Total loans represented 63% and 72% of total assets at December 31, 2009 and 2008, respectively. Although balances declined during 2009, the compound annual growth rate of our loan portfolio over the last five years is 8%.

Commercial Business Loans: Commercial loans decreased $66.5 million, or 8%, to $744.4 million from year-end 2008, representing 37% of total loans at year end. We are committed to providing competitive commercial banking in our primary market areas. We expect our commercial lending focus to center around expanding our existing banking relationships with businesses and business owners while continuing to build new customer relationships.

Real Estate Loans: Residential real estate loans in our portfolio are secured by properties located within our primary market area, and typically have loan-to-value ratios of 80% or lower at origination. These loans are used to collateralize outstanding advances from the FHLB and borrowings from the FRB. Previously, we originated residential loans for sale to third parties. Currently, we generally do not originate purchase money residential loans but rather refer customers seeking such loans to third parties.

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

Real Estate Construction Loans: Our underwriting guidelines for commercial and five-or-more family residential real estate construction loans generally require that the loan-to-value ratio not exceed 75% and stabilized debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. The recent economic environment has resulted in the Company having a substantially reduced desire to originate these types of loans. However, when we do originate such loans we endeavor to maintain the highest practical underwriting standards.

Currently, on a selected basis, we originate a variety of real estate construction loans. One-to-four family residential construction loans are originated for the construction of custom homes (where the home buyer is the borrower) and to provide financing to builders for the construction of pre-sold homes and speculative residential construction. Underwriting guidelines for these loans vary by loan type but include loan-to-value limits, term limits and loan advance limits, as applicable.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2009:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$346,818	$228,791	$168,831	$744,440
Real estate construction	116,223	23,736	9,490	149,449

Total	$463,041	$252,527	$178,321	$893,889

Fixed rate loans due after 1 year		$114,992	$37,899	$152,891
Variable rate loans due after 1 year		137,535	140,422	277,957

Total		$252,527	$178,321	$430,848

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

Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectibility of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned, if applicable. Nonperforming assets totaled $129.5 million, or 4.05% of year-end assets at December 31, 2009, compared to $109.6 million or 3.54% of year end assets at December 31, 2008.

The following table sets forth information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

Nonperforming Loans and OREO

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Nonaccrual:
Commercial business	$18,979	$2,976	$2,170	$2,249	$4,440
Real Estate:
One-to-four family residential	1,860	905	204	366	376
Commercial and five or more family residential real estate	24,354	5,710	3,476	217	—
Real Estate Construction:
One-to-four family residential	47,653	69,668	7,317	—	—
Commercial and five or more family residential real estate	16,230	25,752	—	—	—
Consumer	1,355	1,152	838	54	41

Total nonaccrual loans:	110,431	106,163	14,005	2,886	4,857
Restructured loans accruing interest:
Commercial business	60	587	456	594	—

Total nonperforming loans	110,491	106,750	14,461	3,480	4,857
Other real estate owned	19,037	2,874	181	—	18

Total nonperforming assets	$129,528	$109,624	$14,642	$3,480	$4,875

Accruing loans past-due 90 days or more	$—	$—	$—	$—	$—
Forgone interest on nonperforming loans	$7,637	$4,072	$814	$497	$106
Interest recognized on nonperforming loans	$2,437	$4,550	$244	$202	$45
Potential problem loans	$11,423	$17,736	$2,343	$2,288	$2,269
Allowance for loan and lease losses	$53,478	$42,747	$26,599	$20,182	$20,829
Allowance for loan and lease losses to nonperforming loans	48.40%	40.04%	183.94%	579.94%	428.84%
Nonperforming loans to year end loans	5.50%	4.78%	0.63%	0.20%	0.31%
Nonperforming assets to year end assets	4.05%	3.54%	0.46%	0.14%	0.21%

At December 31, 2009 nonperforming loans increased to 5.50% of year end loans up from 4.78% of year end loans at December 31, 2008. Residential construction loans continue to be the primary driver of nonperforming loans, representing $47.7 million, or 43% of nonperforming loans; however it was also the area where we saw the largest reduction in nonperforming loans. Commercial real estate loans account for another $40.6 million, or 37% of nonperforming loans.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the 1-4 family residential construction segment as well as in the commercial real estate construction segment. For the year, total construction loans declined 33.1% due to payoffs and conversions to permanent loan status. Our 1-4 family residential construction loans now represent less than 6% of our entire loan portfolio. While we believe both of these segments will remain challenged during 2010, we believe we have appropriate risk management strategies in place to manage through the current economic cycle.

Other Real Estate Owned: As of December 31, 2009 there was $19.0 million in other real estate owned which is comprised of property from foreclosed real estate loans, an increase of $16.2 million from $2.9 million at December 31, 2008. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $11.4 million at year end 2009, compared to $17.7 million at year end 2008. For additional information on our nonperforming loans see Note 6 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table summarizes activity in nonperforming loans for the period indicated:

Changes in Nonperforming Loans

	Twelve months ended December 31,
	2009	2008
	(in thousands)
Balance, beginning of period	$106,750	$14,461
Loans placed on nonaccrual or restructured	111,678	134,376
Advances	2,248	1,254
Charge-offs	(47,567)	(23,540)
Loans returned to accrual status	(2,482)	(5,788)

Repayments (including interest applied to principal)	(36,738)	(10,456)
Transfers to OREO	(23,398)	(3,557)

Balance, end of period	$110,491	$106,750

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are designated as criticized/classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All criticized/classified loans with an outstanding balance greater than $100 thousand and all non-accrual loans with an outstanding balance greater than $250 thousand are considered impaired and are analyzed individually, on a quarterly basis, under the guidance of the Receivables topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes impaired loan financial data at December 31, 2009 and 2008:

	December 31,
in millions	2009	2008
Impaired loans	$116.4	$106.8
Impaired loans with specific allocations	$18.1	$8.3
Amount of the specific allocations	$3.8	$1.2

Impaired loans with a carrying amount of $51.2 million at December 31, 2009 were subject to specific allocations of $3.8 million and partial charge-offs of $28.5 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2009 and 2008 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date.

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

When a loan secured by real estate migrates to nonperforming and impaired status and it does not have a market valuation less than one year old, the Company secures an updated market valuation by a third party appraiser that is reviewed by the Company’s on staff appraiser. Subsequently, the asset will be appraised annually by a third party appraiser or the Company’s on staff appraiser. The evaluation may occur more frequently if management determines that there has been increased market deterioration within a specific geographical location. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve in accordance with accounting principles generally accepted in the United States.

Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with the Contingencies topic of the FASB ASC.

2.	Criticized/classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with the Receivables topic of the FASB ASC.

3.	The unallocated allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Analysis of the ALLL

The following table provides an analysis of our loss experience by loan type for the last five years:

Changes in Allowance for Loan and Lease Losses and

Unfunded Loan Commitments and Letters of Credit

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Beginning balance	$42,747	$26,599	$20,182	$20,829	$19,881
Balance established through acquisition	—	—	3,192	—	—
Charge-offs: (1)
Commercial business	(12,930)	(2,819)	(781)	(2,077)	(386)
Real Estate:
One-to-four family residential	(395)	(46)	—	—	—
Commercial and five or more family residential properties	(1,309)	(966)	—	(9)	—
Real Estate Construction:
One-to-four family residential	(27,711)	(18,340)	—	—	—
Commercial and five or more family residential properties	(9,297)	(2,169)	—	—	(665)
Consumer	(2,879)	(1,647)	(432)	(1,109)	(221)

Total charge-offs	(54,521)	(25,987)	(1,213)	(3,195)	(1,272)

Recoveries: (1)
Commercial business	750	272	530	233	218
Real Estate:
One-to-four family residential	68	—	—	20	—
Commercial and five or more family residential properties	25	304	12	83	—
Real Estate Construction:
One-to-four family residential	833	16	—	7	—
Commercial and five or more family residential properties	—	—	—	—	326
Consumer	76	367	291	140	156

Total recoveries	1,752	959	833	483	700

Net charge-offs	(52,769)	(25,028)	(380)	(2,712)	(572)
Provision for loan and lease losses	63,500	41,176	3,605	2,065	1,520

Ending balance	$53,478	$42,747	$26,599	$20,182	$20,829

Loans outstanding at end of period (2)	$2,008,884	$2,232,332	$2,282,728	$1,708,962	$1,564,704

Average amount of loans outstanding	$2,124,574	$2,264,486	$1,990,622	$1,629,616	$1,494,567

Allowance for loan and lease losses to period-end loans	2.66%	1.91%	1.17%	1.18%	1.33%

Net charge-offs to average loans outstanding	2.48%	1.11%	0.02%	0.17%	0.04%

Allowance for unfunded commitments and letters of credit
Beginning balance	$500	$349	$339	$339	$289
Net changes in the allowance for unfunded commitments and letters of credit	275	151	10	—	50

Ending balance	$775	$500	$349	$339	$339

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.
(2)	Excludes loans held for sale.

We have used the same methodology for ALLL calculations during 2009, 2008 and 2007. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. We continually review the ALLL quantitative and qualitative methodology and make adjustments appropriate to the loan portfolio. We maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. We carefully monitor the loan portfolio and continue to emphasize the importance of credit quality while continuously strengthening our loan monitoring systems and controls.

Allocation of the ALLL

The table below sets forth the allocation of the ALLL by loan category:

Balance at End of Period Applicable to: (1)	December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$21,969	37.1%	$12,759	36.3%	$7,068	33.4%	$9,628	36.1%	$12,060	36.5%
Real estate and construction:
One-to-four family residential	9,087	8.5%	16,781	12.0%	7,648	14.5%	1,134	8.4%	809	7.4%
Commercial and five or more family residential properties	19,703	44.4%	11,983	42.1%	11,170	44.3%	8,841	46.9%	6,663	47.1%
Consumer	1,282	10.0%	935	9.6%	713	7.8%	281	8.6%	677	9.0%
Unallocated	1,437	0.0%	289	0.0%	—	0.0%	298	0.0%	620	0.0%

Total	$53,478	100.0%	$42,747	100.0%	$26,599	100.0%	$20,182	100.0%	$20,829	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(1)	Certain prior period balances have been reclassified to conform to the current period presentation.

Goodwill

During the third quarter of 2009, the Company performed its annual assessment for potential impairment of goodwill. Goodwill is assigned to reporting units for purposes of impairment testing. The Company had three reporting units during the third quarter of 2009: retail banking, commercial banking, and private banking. The products and services of companies previously acquired were comparable to the Company’s retail banking operations. Accordingly, all of the Company’s goodwill was assigned to the retail banking reporting unit. As part of this assessment, we considered three generally accepted approaches to measuring fair value: income, cost and market.

•

Income: In the income approach, an economic benefit stream of the Company is selected, usually based on historical or projected cash flow. The focus is to determine a benefit stream that is reasonably reflective of the Company’s most likely future operations. This selected benefit stream is then discounted to present value with an appropriate risk-adjusted discount rate or capitalization rate. Accurately projecting a benefit stream reflective of the most likely future operations is challenging since the Company is currently not profitable and a number of uncertainties exist associated with the current economic environment. In addition, there was no forecast readily available at the retail banking reporting unit level. Accordingly, the income approach was not utilized to determine fair value.

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

After calculating the indicated minority value a control premium is applied to the minority value. A control premium was utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company’s control premium assumption was calculated utilizing data recorded for control acquisitions within the banking industry from December 31, 2007 through September 30, 2009. The average control premium from this data was approximately 68% and stems from a combination of both pure control as well as strategic synergies arising from acquisition. Accordingly, the Company discounted the average control premium to 20% to obtain an approximate, pure control premium.

The following table details the goodwill, carrying value of equity and fair value of equity after applying the 20% control premium to the indicated minority fair values above.

(in thousands)	REPORTING UNITS			Corp	Total
	Retail Banking	Commercial Banking	Private Banking
Tangible book value	$198,204	$104,670	$31,690	$93,070	$427,634
Core deposit intangible	5,197	—	—	—	5,197
Goodwill	95,519	—	—	—	95,519

Carrying value of equity	$298,920	$104,670	$31,690	$93,070	$528,350

Fair value of equity	$332,980	$138,170	$57,050	$96,860	$625,060

Based upon the analysis performed, the fair value of the retail reporting unit exceeded its carrying value (including goodwill) as of September 30, 2009. In conjunction with the analysis of its operating segments during the fourth quarter (see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report), management concluded that as of December 31, 2009 it had one, single reporting unit. As of December 31, 2009 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying amount. Management also determined, had the goodwill impairment test been performed based upon one reporting unit as of September 30, 2009, the fair value of the single consolidated reporting unit would have been in excess of its carrying value (including goodwill).

Deposits

The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2009	2008	2007
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$574,687	$466,078	$468,237
Interest-bearing demand	499,922	519,124	478,596
Money market	604,229	530,065	609,502
Savings	139,406	122,076	115,324
Certificates of deposit less than $100,000	254,577	303,704	324,734

Total core deposits	2,072,821	1,941,047	1,996,393
Certificates of deposit greater than $100,000	259,794	338,971	428,885
Wholesale certificates of deposit (CDARS®)	96,314	39,903	762
Wholesale certificates of deposit	53,776	62,230	72,021

Total deposits	$2,482,705	$2,382,151	$2,498,061

Deposits totaled $2.48 billion at December 31, 2009 compared to $2.38 billion at December 31, 2008. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $2.07 billion at December 31, 2009 compared with $1.94 billion at December 31, 2008. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.

At December 31, 2009 brokered and other wholesale deposits (excluding public deposits) totaled $150.1 million or 6% of total deposits compared to $102.1 million or 4% of total deposits, at year-end 2008. The increase in brokered deposits is attributed to the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity.

At December 31, 2009 public deposits held by the Company totaled $117.9 million compared to $118.4 million at December 31, 2008. In 2009, the Company’s subsidiary bank was notified by the Washington Public Deposit Protection Commission (“WPDPC”) that the failure of a bank in Washington state had resulted in loss exposure to banks with deposits of Washington state public entities. To prevent losses to public entities, Washington state requires that all financial institutions that accept public deposits must pledge collateral to the WPDPC and participate in a collateral pool established to protect public deposits that are not covered by FDIC insurance or the assets of the failed bank. As a result, the Company was assessed $154 thousand out of a total statewide assessment of just over $11.6 million. Subsequent to the assessment, the WPDPC issued a resolution that all public depositaries shall by June 30, 2009 take all measures necessary to fully collateralize its uninsured public deposits at 100%. Uninsured public deposit balances declined from $114.9 million at December 31, 2008 to $33.9 million at December 31, 2009. This reduction was the result of the run-off of uninsured public deposit balances and the migration of uninsured deposit accounts to insured deposit accounts.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2009
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$100,026	4%	$47,434	2%
Over 3 through 6 months	60,223	2%	7,756	0%
Over 6 through 12 months	65,805	3%	36,071	2%
Over 12 months	33,740	1%	—	0%

Total	$259,794	10%	$91,261	4%

Other time deposits of $100,000 or more set forth in the table above represent brokered and wholesale deposits. We use brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.

Borrowings

Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the Federal Home Loan (“FHLB”) and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. FHLB advances are secured by one-to-four family real estate mortgages and investment securities. Federal Reserve Bank advances and securities repurchase agreements are secured by investment securities and commercial loans.

The following tables set forth the details of FHLB advances and FRB borrowings:

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
FHLB Advances
Balance at end of year	$100,000	$150,000	$257,670
Average balance during the year	$111,211	$282,624	$207,521
Maximum month-end balance during the year	$178,000	$384,000	$264,250
Weighted average rate during the year	2.38%	2.53%	5.27%
Weighted average rate at December 31	2.49%	1.89%	4.59%

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
Federal Reserve Bank Borrowings
Balance at end of year	$—	$50,000	$—
Average balance during the year	$38,205	$14,569	$54
Maximum month-end balance during the year	$100,000	$120,000	$—
Weighted average rate during the year	0.30%	0.62%	5.36%
Weighted average rate at December 31	0.00%	0.60%	0.00%

Additionally, we had a $20.0 million line of credit with a large commercial bank with an interest rate indexed to LIBOR. The outstanding balance on the line was $100,000 at December 31, 2008. The line matured on June 30, 2009 and the Company chose not to renew it.

For additional information on our borrowings, including amounts pledged as collateral, see Notes 11 and 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Long-term Subordinated Debt

During 2001, we, participated in a pooled trust preferred offering through our subsidiary trust (the “Trust”), whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 3.86% at December 31, 2009. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debt at ten years at par, allowing us to retire the debt early if conditions are favorable. Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.03% at December 31, 2009. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2009
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$3,336	$6,133	$5,524	$6,981	$21,974
Total deposits	2,374,158	90,980	17,567	—	2,482,705
Federal Home Loan Bank advances	—	—	100,000	—	100,000
Other borrowings	86	—	—	25,000	25,086
Long-term subordinated debt	—	—	—	25,669	25,669

Total	$2,377,580	$97,113	$123,091	$57,650	$2,655,434

At December 31, 2009, we had commitments to extend credit of $587.5 million compared to $703.3 million at December 31, 2008. For additional information regarding future financial commitments, see Note 18 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds

In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB and FRB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the Federal Reserve Bank of $535.0 million and $335.0 million, respectively, at December 31, 2009, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to common and preferred shareholders and cover operating expenses.

Capital Expenditures

Capital expenditures, primarily consisting of one additional branch location as well as various information technology-related expenditures, are anticipated to be approximately $1.9 million during 2010.

See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2009, 2008 and 2007.

Capital

Our shareholders’ equity increased to $528.1 million at December 31, 2009, from $415.4 million at December 31, 2008. Shareholders’ equity was 16.50% and 13.41% of total assets at December 31, 2009 and 2008. The increase is due primarily to the net proceeds of $113.5 million from a public offering of common stock completed in August, 2009. On August 11, 2009, the Company issued 9.8 million shares of its common stock at a price to the public, before underwriting discounts and commissions, of $12.25 per share.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualify as “well-capitalized” at December 31, 2009 and 2008.

The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2009 and 2008:

	Company		Columbia Bank		Requirements
	2009	2008	2009	2008	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	19.60%	14.25%	16.17%	11.21%	8%	10%
Tier 1 risk-based capital ratio	18.34%	12.99%	14.91%	9.96%	4%	6%
Leverage ratio	14.33%	11.27%	11.73%	8.64%	4%	5%

Dividends

The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2009	2008	2007
Dividends paid per common share	$0.07	$0.58	$0.66
Dividend payout ratio (1)	NM	193%	35%

(1)	Dividends paid per common share as a percentage of net income per diluted share

NM Not Meaningful

For quarterly detail of dividends declared during 2009 and 2008 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

Applicable federal, Washington state and Oregon regulations restrict capital distributions, including dividends, by the Company’s banking subsidiary. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. Our ability to pay cash dividends is substantially dependent upon receipt of dividends from our banking subsidiary. Additionally, due to our participation in the Treasury’s CPP our quarterly dividend rate is limited to a range to no more than $0.07 per common share. For the duration of our participation in the CPP, we would first have to obtain the approval of the Treasury prior to paying a quarterly dividend greater than $0.07 per common share. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

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

in thousands	Dec 31 2009	Dec 31 2008
Shareholders’ equity	528,139	415,385
Preferred stock	(74,301)	(73,743)
Goodwill	(95,519)	(95,519)
Core deposit intangible	(4,863)	(5,908)

Tangible common equity (a)	353,456	240,215
Total assets	3,200,930	3,097,079
Goodwill	(95,519)	(95,519)
Core deposit intangible	(4,863)	(5,908)

Tangible assets (b)	3,100,548	2,995,652
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	2,404,185	2,567,346
Ratios
Tangible common equity to tangible assets (a)/(b)	11.40%	8.02%
Tangible common equity to risk-weighted assets (a)/(c)	14.70%	9.36%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2009. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

December 31. 2009	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
Interest-Earning Assets
Interest-earning deposits	$249,272	$—	$—	$—	$249,272
Loans, net of deferred fees	936,921	180,096	702,988	188,879	2,008,884
Investments	31,345	47,884	306,883	245,533	631,645

Total interest-earning assets	$1,217,538	$227,980	$1,009,871	$434,412	$2,889,801

Allowance for loan and lease losses					(53,478)
Cash and due from banks					55,802
Premises					62,670
Other assets					246,135

Total assets					$3,200,930

Interest-Bearing Liabilities
Interest bearing non-maturity deposits	$609,629	$—	$—	$633,928	$1,243,557
Time deposits	260,673	295,238	108,550	—	664,461
Borrowings	86	—	100,000	25,000	125,086
Long-term subordinated debt	25,669	—	—	—	25,669

Total interest-bearing liabilities	$896,057	$295,238	$208,550	$658,928	2,058,773

Other liabilities					614,018

Total liabilities					2,672,791
Shareholders’ equity					528,139

Total liabilities and shareholders’ equity					$3,200,930

Interest-bearing liabilities as a percent of total interest-earning assets	31.01%	10.22%	7.22%	22.80%
Rate sensitivity gap	$321,481	$(67,258)	$801,321	$(224,516)
Cumulative rate sensitivity gap	$321,481	$254,223	$1,055,544	$831,028
Rate sensitivity gap as a percentage of interest-earning assets	11.12%	-2.33%	27.73%	-7.77%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	11.12%	8.80%	36.53%	28.76%

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

Based on the results of the simulation model as of December 31, 2009, we would expect a decrease in net interest income of $1.2 million if interest rates gradually decrease from current rates by 100 basis points and an increase in net interest income of $198 thousand if interest rates gradually increase from current rates by 200 basis points over a twelve-month period.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking Systems, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Seattle, Washington

March 4, 2010

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008	2007
	(in thousands except per share)
Interest Income
Loans	$117,062	$147,830	$156,253
Taxable securities	17,300	18,852	18,614
Tax-exempt securities	8,458	7,976	7,923
Federal funds sold and deposits in banks	215	402	1,427

Total interest income	143,035	175,060	184,217
Interest Expense
Deposits	23,250	45,307	59,930
Federal Home Loan Bank and Federal Reserve Bank borrowings	2,759	7,573	11,065
Long-term obligations	1,197	1,800	2,177
Other borrowings	477	867	2,225

Total interest expense	27,683	55,547	75,397

Net Interest Income	115,352	119,513	108,820
Provision for loan and lease losses	63,500	41,176	3,605

Net interest income after provision for loan and lease losses	51,852	78,337	105,215
Noninterest Income
Service charges and other fees	15,181	14,813	13,498
Merchant services fees	7,321	8,040	8,373
Redemption of Visa and Mastercard shares	49	3,028	—
Gain on sale of investment securities, net	1,077	846	—
Impairment charge on investment securities	—	(19,541)	—
Bank owned life insurance (“BOLI”)	2,023	2,075	1,886
Other	4,039	5,589	3,991

Total noninterest income	29,690	14,850	27,748
Noninterest Expense
Compensation and employee benefits	47,275	49,315	46,703
Occupancy	12,128	12,838	12,322
Merchant processing	3,449	3,558	3,470
Advertising and promotion	1,943	2,324	2,391
Data processing	4,047	3,486	2,564
Legal and professional fees	3,871	1,969	4,912
Taxes, licenses and fees	2,478	2,917	2,882
Regulatory premiums	5,777	2,141	507
Net cost operation of other real estate owned	861	(49)	5
Other	12,659	13,626	13,073

Total noninterest expense	94,488	92,125	88,829

Income (loss) before income taxes	(12,946)	1,062	44,134
Provision (benefit) for income taxes	(8,978)	(4,906)	11,753

Net Income (Loss)	$(3,968)	$5,968	$32,381

Net Income (Loss) Applicable to Common Shareholders	$(8,371)	$5,498	$32,381

Per Common Share
Earnings (loss) basic	$(0.38)	$0.30	$1.91
Earnings (loss) diluted	$(0.38)	$0.30	$1.89
Dividends paid per common share	$0.07	$0.58	$0.66
Weighted average number of common shares outstanding	21,854	17,914	16,802
Weighted average number of diluted common shares outstanding	21,854	18,010	16,972

See accompanying notes to the Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2009	2008
			(in thousands)
ASSETS
Cash and due from banks			$55,802	$84,787
Interest-earning deposits with banks			249,272	3,943

Total cash and cash equivalents			305,074	88,730
Securities available for sale at fair value (amortized cost of $602,675 and $525,110, respectively)			620,038	528,918
Federal Home Loan Bank stock at cost			11,607	11,607
Loans held for sale			—	1,964
Loans, net of deferred loan fees of ($4,616) and ($4,033), respectively			2,008,884	2,232,332
Less: allowance for loan and lease losses			53,478	42,747

Loans, net			1,955,406	2,189,585
Interest receivable			10,335	11,646
Premises and equipment, net			62,670	61,139
Other real estate owned			19,037	2,874
Goodwill			95,519	95,519
Core deposit intangible, net			4,863	5,908
Other assets			116,381	99,189

Total Assets			$3,200,930	$3,097,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing			$574,687	$466,078
Interest-bearing			1,908,018	1,916,073

Total deposits			2,482,705	2,382,151
Federal Home Loan Bank and Federal Reserve Bank borrowings			100,000	200,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			86	201
Long-term subordinated debt			25,669	25,603
Other liabilities			39,331	48,739

Total liabilities			2,672,791	2,681,694
Commitments and contingent liabilities (note 18)
Shareholders’ equity:
December 31,
	2009	2008
Preferred stock (76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	77	74,301	73,743
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	28,129	18,151	348,706	233,192
Retained earnings			93,316	103,061
Accumulated other comprehensive income			11,816	5,389

Total shareholders’ equity			528,139	415,385

Total Liabilities and Shareholders’ Equity			$3,200,930	$3,097,079

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2007	—	$—	16,060	$166,763	$89,037	$(3,453)	$252,347
Comprehensive income:
Net income	—	—	—	—	32,381	—	32,381

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	5,540	5,540
Net change in cash flow hedging instruments	—	—	—	—	—	2,925	2,925

Other comprehensive income							8,465

Comprehensive income							40,846

Acquisitions:
Shares issued to the shareholders of Mountain Bank Holding Company	—	—	993	31,652	—	—	31,652
Shares issued to the shareholders of Town Center Bancorp	—	—	705	25,467	—	—	25,467
Issuance of common stock—stock option and other plans	—	—	193	2,836	—	—	2,836
Issuance of common stock—restricted stock awards, net of cancelled awards	—	—	67	—	—	—	—
Purchase and retirement of common stock	—	—	(65)	(2,121)	—	—	(2,121)
Share-based payment	—	—	—	974	—	—	974
Tax benefit associated with share-based payment	—	—	—	979	—	—	979
Cash dividends paid on common stock	—	—	—	—	(11,249)	—	(11,249)

Balance at December 31, 2007	—	—	17,953	226,550	110,169	5,012	341,731
Cumulative effect of change in accounting principle	—	—	—	—	(2,137)	—	(2,137)

Adjusted balance	—	—	17,953	226,550	108,032	5,012	339,594
Comprehensive income:
Net income	—	—	—	—	5,968	—	5,968

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	729	729
Net change in cash flow hedging instruments	—	—	—	—	—	(352)	(352)

Other comprehensive income							377

Comprehensive income							6,345

Issuance of preferred stock and common stock warrant, net	77	73,743	—	3,168	(43)	—	76,868
Issuance of common stock—stock option and other plans	—	—	137	1,906	—	—	1,906
Issuance of common stock—restricted stock awards, net of cancelled awards	—	—	61	—	—	—	—
Share-based payment	—	—	—	1,327	22	—	1,349
Tax benefit associated with share-based payment	—	—	—	241	—	—	241
Preferred dividends	—	—	—	—	(427)	—	(427)
Cash dividends paid on common stock	—	—	—	—	(10,491)	—	(10,491)

Balance at December 31, 2008	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385

Comprehensive income:
Net loss	—	—	—	—	(3,968)	—	(3,968)

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	8,740	8,740
Net change in cash flow hedging instruments	—	—	—	—	—	(1,657)	(1,657)
Pension plan plan liability adjustment, net	—	—	—	—	—	(656)	(656)

Other comprehensive income							6,427

Comprehensive income							2,459

Accretion of preferred stock discount	—	558	—	—	(558)	—	—
Issuance of common stock, net of offering costs	—	—	9,775	113,537	—	—	113,537
Issuance of common stock—stock option and other plans	—	—	100	1,085	—	—	1,085
Issuance of common stock—restricted stock awards, net of cancelled awards	—	—	103	—	—	—	—
Share-based payment	—	—	—	1,038	—	—	1,038
Tax benefit deficiency associated with share-based compensation	—	—	—	(146)	—	—	(146)
Preferred dividends	—	—	—	—	(3,845)	—	(3,845)
Cash dividends paid on common stock	—	—	—	—	(1,374)	—	(1,374)

Balance at December 31, 2009	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(3,968)	$5,968	$32,381
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	63,500	41,176	3,605
Stock-based compensation expense	1,038	1,349	974
Depreciation, amortization and accretion	7,540	7,046	6,685
Net realized gain on sale of securities	(1,077)	(846)	—
Net realized loss (gain) on sale of other real estate and fixed assets	89	(589)	(216)
Gain on terminated cash flow hedging instruments	(2,570)	(1,693)	—
Write-down of other real estate owned	119	—	—
Impairment charge on investment securities	—	19,541	—
Net change in:
Loans held for sale	1,964	2,518	(3,084)
Deferred income tax benefit	(85)	(14,409)	(2,607)
Interest receivable	1,311	2,969	(404)
Interest payable	(2,327)	(4,536)	6,014
Other assets	(21,560)	(12,698)	2,945
Other liabilities	(6,717)	(1,431)	4,306

Net cash provided by operating activities	37,257	44,365	50,599
Cash Flows From Investing Activities
Purchases of securities available for sale	(162,412)	(89,055)	(3,742)
Sales of securities available for sale	16,665	53,512	29,867
Maturities and paydowns of securities	67,682	49,652	49,224
Loan originations, net of principal collections	146,698	21,702	(288,099)
Purchases of premises and equipment	(6,281)	(10,479)	(5,591)
Disposal of premises and equipment	42	925	216
Acquisition of Mt. Rainier and Town Center, net of cash acquired	—	—	(32,356)
Sales of Federal Reserve Bank stock	—	—	310
Termination of cash flow hedging instruments	—	8,100	—
Improvements to other real estate owned	(1,165)	—	—
Sales of other real estate and other personal property owned	8,098	949	—

Net cash provided by (used in) investing activities	69,327	35,306	(250,171)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	100,554	(115,910)	170,025
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings	739,000	3,287,268	2,992,548
Repayments of Federal Home Loan Bank and Federal Reserve Bank borrowings	(839,000)	(3,344,938)	(2,948,678)
Proceeds from repurchase agreement borrowings	—	25,000	—
Repayment of repurchase agreement borrowings	—	—	(20,000)
Net (decrease) increase in other borrowings	(115)	(4,860)	4,863
Proceeds from issuance of preferred stock, net	—	76,868	—
Cash dividends paid	(5,155)	(10,491)	(11,249)
Proceeds from exercise of stock options	939	1,906	2,836
Repurchase of common stock	—	—	(2,121)
Issuance of common stock, net of offering costs	113,537	—	—
Excess tax benefit from stock-based compensation	—	241	979

Net cash provided by (used in) financing activities	109,760	(84,916)	189,203
Increase (decrease) in cash and cash equivalents	216,344	(5,245)	(10,369)
Cash and cash equivalents at beginning of year	88,730	93,975	104,344

Cash and cash equivalents at end of year	$305,074	$88,730	$93,975

Supplemental Information:
Cash paid for interest	$30,010	$60,083	$69,383
Cash paid for income tax	$500	$9,937	$13,930
Loans foreclosed and transferred to other real estate owned	$23,398	$3,557	$—
Transfer of securities from held to maturity to available for sale	$—	$—	$1,258
Share-based consideration issued for acquisitions	$—	$—	$57,119

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008 and 2007

1.	Summary of Significant Accounting Policies

Organization

Columbia Banking System, Inc. (the “Corporation”) is the holding company for Columbia State Bank (the “Bank”). Columbia State Bank provides a full range of banking services through 52 offices in western Washington state and the northern coastal and Portland metropolitan areas of Oregon. The Corporation also has two unconsolidated subsidiaries, Columbia (WA) Statutory Trust and Town Center Bancorp Statutory Trust. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The most significant estimates included in the financial statements relate to the allowance for loan and lease losses and goodwill impairment.

The Company has applied its accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied). The results of operations reflect any adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.

Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation and the Bank. Intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks, and interest bearing balances due from correspondent banks and the Federal Reserve Bank. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase.

Securities

Securities are classified based on management’s intention on the date of purchase. All securities are classified as available for sale and are presented at fair value. Unrealized gains or losses on securities available for sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Purchase premiums or discounts on securities available for sale are amortized or accreted into income using the interest method over the terms of the individual securities. Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.

On a quarterly basis, the Company makes an assessment to determine whether a security on which there is an unrealized loss is other-than-temporarily impaired. In performing this assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management must determine its position with respect to its intent to sell the security and whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. The total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis is separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses is recognized in earnings. The credit loss component of an other-than-temporary impairment, representing and increase in credit risk, is determined by the Company using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors is recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par. The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB Class B stock or six months notice for FHLB Class A stock to the FHLB. FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services—Depository and Lending topic of the FASB ASC.

Loans

Loans are generally carried at principal amounts less net deferred loans fees. Net deferred loan fees include deferred unamortized origination fees less direct incremental origination costs. Net deferred loan fees are amortized into interest income over the contractual life of the related loans. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.

Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is place on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fess ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and future payments are reasonably assured.

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The assessment for impairment occurs when and while such loans are designated as criticized/classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All criticized/classified loans with an outstanding balance greater than $100,000 and all non-accrual loans with an outstanding balance greater than $250,000 are considered impaired and are analyzed individually, on a quarterly basis.

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

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve in accordance with accounting principles generally accepted in the United States. The Company’s policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 18 in the Notes to Consolidated Financial Statements.

Allowance for Loan and Lease Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for loan and lease losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses. Loan and lease losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment

Land, buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. Gains or losses on dispositions are reflected in current operations. Expenditures for improvements and major renewals are capitalized, and ordinary maintenance, repairs and small purchases are charged to operating expenses.

Software

Capitalized software is stated at cost, less accumulated amortization. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software which is generally three years. Capitalized software is included in Premises and equipment, net in the consolidated balance sheets.

Other Real Estate Owned

Other real estate owned is composed of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

Goodwill and Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2009, intangible assets included on the consolidated balance sheets consist of a core deposit intangible that is amortized using an accelerated method with an original estimated life of approximately 10 years.

Income Taxes

The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences such as interest income on state and municipal securities and affordable housing credits. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On a quarterly basis, management evaluates deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company’s current and future tax outlook. To the extent a deferred tax asset is no longer considered “more likely than not” to be realized, a valuation allowance is established.

Earnings per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with the Earnings per Share topic of the FASB Accounting Standards Codification (“ASC”), effective January 1, 2009 with retrospective application to all prior-period earnings per share data presented. Refer to Accounting Pronouncements below. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under authoritative guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. The Company grants restricted shares under a share-based compensation plan that qualifies as participating securities. Restricted shares issued under the Company’s share-based compensation plan are entitled to dividends at the same rate as common stock.

Basic EPS are computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflect the assumed conversion of all potential dilutive securities. Prior-period EPS data presented has been restated retrospectively for comparability.

Share-Based Payment

The Company accounts for stock options and stock awards in accordance with the Compensation—Stock Compensation topic of the FASB ASC. Authoritative guidance requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or stock awards, based on the fair value of the award on the grant date. This cost must be recognized in the consolidated statements of income over the expected life of the award.

The Company issues restricted stock awards which generally vest over a four- or five-year period during which time the holder receives dividends and has full voting rights. Restricted stock is valued at the closing price of the Company’s stock on the date of an award.

Derivatives and Hedging Activities

In accordance with the Derivatives and Hedging topic of the FASB ASC, the Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

The Company enters into derivative contracts to add stability to interest income and to manage its exposure to changes in interest rates. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other economic purposes (an “economic” hedge) and not formally designated as part of qualifying hedging relationships under authoritative guidance.

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

Derivatives used for other economic purposes are used as economic hedges in which the Company has not attempted to achieve the highly effective hedge accounting standard under authoritative guidance. The changes in fair value of these instruments are recognized immediately in earnings.

Accounting Pronouncements

During the year ended December 31, 2009, the following accounting pronouncements were issued or became effective:

On January 1, 2009, the Company adopted the revised guidance in the Business Combinations topic of the FASB ASC. The revised guidance requires the acquiring entity in a business combination to recognize 100% of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination. It also requires that acquisition-related costs be expensed when incurred. The revised guidance is to be applied for business combinations consummated after January 1, 2009.

Effective January 1, 2009, the Company adopted the authoritative guidance included in the Earning per Share topic of the FASB ASC which requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered to be participating securities, and the issuing entity is required to apply the two-class method of computing basic and diluted EPS. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Accordingly, the Company calculates EPS using the two-class method. Prior period EPS and share data presented have been restated for comparability. The adoption of the authoritative guidance resulted in a $0.01 per share reduction in basic and diluted EPS for the year ended December 31, 2008 and a $0.02 per share reduction in basic and diluted EPS for the year ended December 31, 2007.

Effective January 1, 2009, the Company adopted the expanded disclosure requirements for derivative instruments and hedging activities under the Derivatives and Hedging topic of the FASB ASC. The expanded disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The disclosure requirements have been applied for the current period and retrospectively for prior periods presented.

In April 2009, the FASB revised the guidance in the Investments—Debt and Equity Securities topic of the FASB ASC to amend the other-than-temporary impairment guidance for debt securities. The “intent and ability” indicator for recognizing other-than-temporary impairment was modified, and the trigger used to assess the collectability of cash flows changed from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” The new guidance changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected should be accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any.

The cumulative effect of initial adoption is recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income. The new guidance became effective for the Company on April 1, 2009. The Company did not hold any available for sale debt securities on April 1, 2009 with previously recognized other-than-temporary impairment. Therefore, the Company was not required to record a cumulative effect adjustment upon adoption.

In April 2009, the FASB revised the guidance in the Financial Instruments topic of the FASB ASC to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. Authoritative guidance requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements and any changes in these methods and assumptions from prior periods. The requirement to provide interim disclosures became effective for the Company for June 30, 2009 reporting. In periods after initial adoption, the Company is required to provide comparative disclosures only for periods ending after initial adoption. The disclosure requirements have been applied for the current period.

In April 2009, the FASB revised the guidance in the Fair Value Measurements and Disclosures topic of the FASB ASC to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and identifying transactions that are not orderly. Several factors are identified that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The expanded guidance reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The new guidance became effective for the Company for the June 30, 2009 reporting period. Adoption of the new guidance did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB revised the guidance in the Business Combinations topic of the FASB ASC to amend the requirements associated with the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under the revised guidance, an asset or liability assumed in a business combination that arises from a contingency is to be initially measured at fair value if fair value can be determined. If fair value cannot be determined, an asset or liability is to be recognized if it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount can be reasonably estimated. An acquiring entity should develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. An acquirer is required to disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination. The revised guidance is to be applied for business combinations consummated after January 1, 2009.

In May 2009, the FASB issued the Subsequent Events topic of the FASB ASC. This topic provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. This topic is similar to the current guidance with some modifications that are not intended to result in significant changes in practice. Under this topic, subsequent events are categorized as recognized (currently type I) or nonrecognized (currently type II). The definition of subsequent events is modified to refer to events or transaction that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). Entities are required to disclose the date through which an entity has evaluated subsequent events and the basis for that date. This topic is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 and became effective for the Company for the June 30, 2009 reporting period. Adoption of this topic did not have a significant impact on the Company’s consolidated financial statements. Subsequent events are disclosed in Note 24 in the Notes to Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities under the Fair Value Measurements and Disclosures topic of the FASB ASC. ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after the transfer of the liability. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the Fair Value Measurement and Disclosures topic of the FASB ASC such as an income or market approach. ASU 2009-05 also states that a separate adjustment for the impact of a restriction on the transfer of a liability should not be made in the fair value measurement of a liability. The effect of a restriction on the transfer of a liability is presumed to be already factored into the transaction price of the liability at inception. ASU 2009-05 was effective for the Company on October 1, 2009. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

The following accounting pronouncements were issued during 2009, but are not effective for the Company until after December 31, 2009:

In June 2009, the FASB revised the Transfers and Servicing topic of the FASB ASC to expand required disclosures about transfer of financial assets and a transferor’s continuing involvement with transferred assets. It also removes the concept of “qualifying special-purpose entity” from U.S. GAAP. The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Adoption of the new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB revised the Consolidation topic of the FASB ASC. The revised guidance requires, among other things: that an entity perform a qualitative analysis to determine if it is the primary beneficiary of a variable interest entity (“VIE”), consideration of related party relationships in the determination of the primary beneficiary of a VIE, and enhance disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim reporting periods within that first annual reporting period and for interim and annual periods thereafter. The Company is evaluating the impact of adoption on its consolidated financial statements.

2.	Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2009	2008 (1)	2007 (1)
	(in thousands except per share)
Basic EPS:
Net income (loss)	$(3,968)	$5,968	$32,381
Less: Preferred dividends and accretion of issuance discount for preferred stock	(4,403)	(470)	—

Net income applicable to common shareholders	$(8,371)	$5,498	$32,381
Less: Earnings allocated to participating securities	(16)	(104)	(311)

Earnings (loss) allocated to common shareholders	$(8,387)	$5,394	$32,070

Weighted average common shares outstanding	21,854	17,914	16,802
Basic earnings (loss) per common share	$(0.38)	$0.30	$1.91

Diluted EPS:
Earnings (loss) allocated to common shareholders (2)	$(8,410)	$5,394	$32,072

Weighted average common shares outstanding	21,854	17,914	16,802
Dilutive effect of equity awards	—	96	170

Weighted average diluted common shares outstanding (3)	21,854	18,010	16,972

Diluted earnings (loss) per common share	$(0.38)	$0.30	$1.89

Potentially dilutive securities that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	754	54	—

(1)	The Company adopted authoritative guidance in the Earnings per Share topic of the FASB ASC on January 1, 2009. All prior periods have been restated to the current period’s presentation.
(2)	Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.
(3)	Due to the net loss applicable to common shareholders for the year ended December 31, 2009, basic shares were used to calculate diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

3.	Cash and Cash Equivalents

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2009 and 2008 was approximately $200 thousand and $225 thousand, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities

At December 31, 2009, the Company’s securities portfolio primarily consisted of securities issued by U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company did not have any other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009:
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	$390,688	$10,034	$(566)	$400,156
State and municipal securities	210,987	8,545	(621)	218,911
Other securities	1,000	—	(29)	971

Total	$602,675	$18,579	$(1,216)	$620,038

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008:
U.S. Government sponsored enterprise preferred stock	$488	$—	$—	$488
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	335,207	6,889	(258)	341,838
State and municipal securities	188,415	2,547	(5,309)	185,653
Other securities	1,000	—	(61)	939

Total	$525,110	$9,436	$(5,628)	$528,918

Gross realized losses amounted to $10 thousand, $36 thousand and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. Gross realized gains amounted to $1.1 million, $882 thousand and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$41,884	$43,254
Over 5 through 10 years	62,869	64,687
Over 10 years	285,935	292,215

Total	$390,688	$400,156

State and municipal securities
Due through 1 year	$1,385	$1,402
Over 1 through 5 years	18,875	20,328
Over 5 through 10 years	42,499	45,020
Over 10 years	148,228	152,161

Total	$210,987	$218,911

(1)	The maturities reported for mortgage-backed securities and collateralized mortgage obligations are based on contractual maturities and principal amortization.

At December 31, 2009 and 2008 available for sale securities with a fair value of $370.0 million were pledged to secure public deposits, Federal Home Loan Bank borrowings, and for other purposes as required or permitted by law.

The following tables summarize information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2009
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	$87,879	$(566)	$17	$—	$87,896	$(566)
State and municipal securities	14,846	(42)	16,272	(579)	31,118	(621)
Other securities	—	—	971	(29)	971	(29)

Total	$102,725	$(608)	$17,260	$(608)	$119,985	$(1,216)

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations	$562	$(3)	$17,414	$(255)	$17,976	$(258)
State and municipal securities	95,560	(4,744)	6,863	(565)	102,423	(5,309)
Other securities	—	—	939	(61)	939	(61)

Total	$96,122	$(4,747)	$25,216	$(881)	$121,338	$(5,628)

At December 31, 2009, there were 21 state and municipal government securities in an unrealized loss position, of which 13 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2009 none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities remains above investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, there were 12 U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which 1 was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, there was one other security, a mortgage-backed securities fund, which was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics.

The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

5.	Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net income (loss) as reported	$(3,968)	$5,968	$32,381
Unrealized gain(loss) from securities:
Net unrealized holding gain(loss) from available for sale securities arising during the year, net of tax of $(5,197), $(699) and $(2,985)	9,435	1,275	5,540
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $383, $300 and $0	(695)	(546)	—

Net unrealized gain(loss) from securities, net of reclassification adjustment	8,740	729	5,540
Cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the year, net of tax of $0, $410 and $1,552	—	754	2,847
Reclassification adjustment of net (gain)loss included in income, net of tax of $913, $587 and $43	(1,657)	(1,106)	78

Net change in cash flow hedging instruments	(1,657)	(352)	2,925
Pension plan liability adjustment:
Unrecognized net actuarial loss during period, net of tax of $379, $0 and $0	(689)	—	—
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($18), $0 and $0	33	—	—

Pension plan liability adjustment, net	(656)	—	—

Total comprehensive income	$2,459	$6,345	$40,846

6.	Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31,
	2009	2008
	(in thousands)
Commercial business	$744,440	$810,922
Real estate:
One-to-four family residential	63,364	57,237
Commercial and five or more family residential properties	856,260	862,595

Total real estate	919,624	919,832
Real estate construction:
One-to-four family residential	107,620	209,682
Commercial and five or more family residential properties	41,829	81,176

Total real estate construction	149,449	290,858
Consumer	199,987	214,753

Subtotal	2,013,500	2,236,365
Less deferred loan fees and other	(4,616)	(4,033)

Total loans, net of deferred loan fees	$2,008,884	$2,232,332

Loans held for sale	$—	$1,964

Non-accrual loans totaled $110.4 million and $106.2 million at December 31, 2009 and 2008, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $7.6 million for 2009, $4.1 million for 2008 and $814 thousand for 2007. At December 31, 2009 and 2008, there were $4.6 million and $0, respectively, of commitments of additional funds for loans accounted for on a non-accrual basis.

At December 31, 2009 and 2008, the total recorded investment in impaired loans was $116.4 million and $106.2 million, respectively. At December 31, 2009, $18.1 million of impaired loans had a specific valuation allowance of $3.8 million. At December 31, 2008, $8.3 million of impaired loans had a specific valuation allowance of $1.2 million. The average recorded investment in impaired loans for the years ended December 31, 2009, 2008, and 2007, was $94.6 million, $134.1 million, and $11.4 million, respectively. Interest income recognized on impaired loans was $42 thousand in 2009, $40 thousand in 2008, and $13 thousand in 2007.

At December 31, 2009 and 2008, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $6.8 million and $8.8 million at December 31, 2009 and 2008, respectively. During 2009, $1.7 million of related party loans were made and repayments totaled $3.7 million. During 2008, $4.2 million related party loans were made and repayments totaled $9.0 million.

At December 31, 2009 and 2008, $505.0 million and $467.7 million of commercial and residential real estate loans were pledged as collateral on FHLB borrowings.

7.	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Changes in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$42,747	$26,599	$20,182
Loans charged off	(54,521)	(25,987)	(1,213)
Recoveries	1,752	959	833

Net chargeoffs	(52,769)	(25,028)	(380)
Balance established in acquisition	—	—	3,192
Provision charged to expense	63,500	41,176	3,605

Balance at end of year	$53,478	$42,747	$26,599

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$500	$349	$339
Net changes in the allowance for unfunded loan commitments and letters of credit	275	151	10

Balance at end of year	$775	$500	$349

8.	Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2009	2008
	(in thousands)
Land	$19,712	$17,507
Buildings	46,485	44,374
Leasehold improvements	3,216	2,833
Equipment under capital lease	—	510
Furniture and equipment	19,389	22,671
Vehicles	313	339
Computer software	8,310	8,716

Total Cost	97,425	96,950
Less accumulated depreciation and amortization	(34,755)	(35,811)

Total	$62,670	$61,139

Total depreciation and amortization expense was $4.7 million, $5.0 million, and $4.5 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

9.	Goodwill and Other Intangibles

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2009 and 2008:

	Goodwill	CDI
	(in thousands)
Balance at December 31, 2007	$96,011	$7,050
Additions	—	—
Amortization	—	(1,142)
Other	(492)	—

Balance at December 31, 2008	95,519	5,908
Additions	—	—
Amortization	—	(1,045)

Balance at December 31, 2009	$95,519	$4,863

Amortization expense on the CDI was $1.0 million in 2009, $1.1 million in 2008 and $719 thousand in 2007. The Company estimates that aggregate amortization expense on the CDI will be $963 thousand for 2010, $893 thousand for 2011, $832 thousand for 2012, $780 thousand for 2013 and $640 thousand for 2014.

Impairment Assessment

Management completed its annual assessment of goodwill for impairment during the third quarter of 2009. The goodwill assessment was completed at a reporting unit level, and all goodwill was assigned to the retail banking unit. Fair value was determined using methods consistent with current industry practices for valuing similar types of companies, and included a market multiple of tangible book. Based upon the analysis performed, the fair value of the retail reporting unit exceeded its carrying value (including goodwill) as of September 30, 2009. In conjunction with the analysis of its operating segments (see Note 22) during the fourth quarter, management concluded that as of December 31, 2009 it had one, single reporting unit. As of December 31, 2009 management determined there were no events or circumstances which would more likely than not reduce the fair value of its reporting unit below its carrying amount. Management also determined, had the annual goodwill impairment test been performed based upon one reporting unit as of September 30, 2009, the fair value of the single, consolidated reporting unit would have been in excess of its carrying value (including goodwill).

10.	Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2009	2008
	(in thousands)
Deposit Composition
Core deposits:
Demand and other noninterest-bearing	$574,687	$466,078
Interest-bearing demand	499,922	519,124
Money market	604,229	530,065
Savings	139,406	122,076
Certificates of deposit less than $100,000	254,577	303,704

Total core deposits	2,072,821	1,941,047
Certificates of deposit greater than $100,000	259,794	338,971
Wholesale certificates of deposit (CDARS®)	96,314	39,903
Wholesale certificates of deposit	53,776	62,230

Total deposits	$2,482,705	$2,382,151

The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2010	$317,315
2011	21,069
2012	6,092
2013	1,936
2014	4,643
Thereafter	—

Total	$351,055

11.	Federal Home Loan Bank and Federal Reserve Bank Borrowings

The Company has entered into borrowing arrangements with the Federal Home Loan Bank of Seattle (“FHLB”) to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB, certain pledged available for sale investment securities and a blanket pledge of qualifying loans receivable. At December 31, 2009 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances
	Adjustable rate advances		Fixed rate advances		Total advances
	Wtd Avg Rate	Amount	Wtd Avg Rate	Amount	Wtd Avg Rate	Amount
	(dollars in thousands)
Over 1 through 5 years	—	—	2.49%	$100,000	2.49%	$100,000

The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
Balance at end of year	$100,000	$150,000	$257,670
Average balance during the year	$111,211	$282,624	$207,521
Maximum month-end balance during the year	$178,000	$349,000	$264,250
Weighted average rate during the year	2.38%	2.53%	5.27%
Weighted average rate at December 31	2.49%	1.89%	4.59%

FHLB advances are collateralized by the following:

	December 31,
	2009	2008
	(in thousands)
Fair value of investment securities	$130,039	$168,537
Recorded value of blanket pledge on loans receivable	504,978	467,682

Total	$635,017	$636,219

FHLB Borrowing Capacity	$535,017	$486,219

The Company is also eligible to borrow under the Federal Reserve Bank’s primary credit program, including the Term Auction Facility (“TAF”) auctions. All borrowings are secured by certain pledged available for sale investment securities.

The maximum, average outstanding and year-end balances and average interest rates on advances from the Federal Reserve Bank were as follows for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
Balance at end of year	$—	$50,000	$—
Average balance during the year	$38,205	$14,569	$54
Maximum month-end balance during the year	$100,000	$120,000	$—
Weighted average rate during the year	0.30%	0.62%	5.36%
Weighted average rate at December 31	N/A	0.60%	N/A

N/A—Not applicable

Federal Reserve Bank advances are collateralized by the following:

	December 31,
	2009	2008
	(in thousands)
Fair value of investment securities	$144,253	$144,754
Recorded value of pledged commercial loans	210,775	—

Total	$355,028	$144,754

Federal Reserve Bank borrowing capacity	$335,028	$94,754

12.	Other Borrowings

Securities Sold Under Agreements to Repurchase

The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2009, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $29.9 million were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement, the pledged securities will be returned to the Company.

13.	Long-term Subordinated Debt

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 3.86% at December 31, 2009. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt after ten years at par, allowing the Company to retire the debt early if conditions are favorable. In accordance with the Consolidation topic of the FASB ASC, the Trust is deconsolidated with the result being that the trust preferred obligations are classified as long-term subordinated debt on the Company’s Consolidated Balance Sheet and the Company’s related investment in the Trust of $681,000 is recorded in other assets. At December 31, 2009 and 2008, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust. Through a 2007 acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations from the Town Center Bancorp Statutory Trust; these debentures had a rate of 4.03% at December 31, 2009. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly. At December 31, 2009 and 2008, the balance of the Company’s investment in this Town Center Bancorp Statutory Trust was $93,000 which is recorded in other assets on the Consolidated Balance Sheets.

14.	Income Tax

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax (benefit) expense	$(8,893)	$9,503	$14,360
Deferred benefit	(85)	(14,409)	(2,607)

Total	$(8,978)	$(4,906)	$11,753

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$18,939	$15,139
Supplemental executive retirement plan	5,251	4,684
Unrealized loss on supplemental executive retirement plan	361	—
Stock option and restricted stock	1,048	873
Self-funded medical	214	—
Litigation reserve	85	199
Preferred stock	—	6,920
Nonaccrual interest	2,829	1,455
Other	840	392

Total deferred tax assets	29,567	29,662
Deferred tax liabilities:
FHLB stock dividends	(1,985)	(1,985)
Purchase accounting	(1,722)	(2,093)
Section 481 adjustment-deferred fees	(53)	(105)
Deferred loan fees	(707)	(885)
Unrealized gain on investment securities	(6,167)	(1,353)
Depreciation	(813)	(753)

Total deferred tax liabilities	(11,447)	(7,174)

Net deferred tax assets	$18,120	$22,488

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Income tax based on statutory rate	$(4,531)	35%	$372	35%	$15,447	35%
Reduction resulting from:
Tax credits	(687)	5%	(725)	-68%	(711)	-1%
Tax exempt instruments	(3,072)	24%	(2,810)	-265%	(2,631)	-6%
Life insurance proceeds	(708)	5%	(940)	-89%	—	0%
Other, net	20	0%	(803)	-76%	(352)	-1%

Income tax provision (benefit)	$(8,978)	69%	$(4,906)	-463%	$11,753	27%

The Company adopted authoritative guidance in the Income Taxes topic of the FASB ASC on January 1, 2007 related to uncertain tax positions. As of December 31, 2009, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2009 and 2008. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2008, 2007, and 2006.

15.	Share-Based Payments

At December 31, 2009, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,191,482 shares.

Share Awards: Restricted share awards provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain service conditions are met, generally four years of continual service. Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The fair value of share awards is equal to the fair market value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, 2008 and 2007 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	83,175	$32.58

Granted	76,250	31.63
Vested	(6,500)	28.27
Forfeited	(9,600)	31.32

Nonvested at December 31, 2007	143,325	32.36

Granted	69,360	23.65
Vested	(13,065)	30.89
Forfeited	(8,300)	29.72

Nonvested at December 31, 2008	191,320	29.41

Granted	122,097	9.92
Vested	(15,763)	27.67
Forfeited	(19,150)	24.03

Nonvested at December 31, 2009	278,504	$21.34

As of December 31, 2009, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested, and the expense recognized, during the years ended December 31, 2009, 2008, and 2007 was $404 thousand, $404 thousand, and $184 thousand, respectively.

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

Assumptions utilized in the Black-Scholes option valuation model and the resulting fair value for options granted during the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	For The Twelve Months Ended December 31,
	2009	2008	2007
Expected Life (in years)	—	—	4.14
Expected Volatility	—	—	29.47%
Weighted Average Risk-free Interest Rate	—	—	4.53%
Expected Annual Dividend Yield	—	—	2.01%
Weighted Average Fair Value	$—	$—	$15.61

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2008	201,981	$16.49
Granted	—	—
Forfeited	(8,122)	15.39
Expired	(25,495)	13.01
Exercised	(50,173)	10.80

Balance at December 31, 2009	118,191	$19.73	2.8	$123

Total Exercisable at December 31, 2009	118,191	$19.73	2.8	$123

The weighted average grant-date fair value of options granted during the year 2007 was $15.61. No options were granted in 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $123 thousand, $1.2 million, and $3.3 million, respectively.

As of December 31, 2009, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
6.18 – 9.25	2,326	2.9	6.31	2,326	6.31
9.26 – 12.34	12,018	0.6	11.86	12,018	11.86
12.35 – 15.43	21,784	3.0	13.98	21,784	13.98
15.44 – 18.51	13,749	2.5	17.29	13,749	17.29
18.52 – 21.60	16,833	2.8	19.04	16,833	19.04
21.61 – 24.68	15,500	2.9	22.95	15,500	22.95
24.69 – 27.77	30,310	2.9	25.77	30,310	25.77
27.78 – 30.86	5,671	7.1	30.86	5,671	30.86

	118,191	2.8	$19.73	118,191	$19.73

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2009 and 2008, the Company recognized pre-tax share-based compensation expense for nonvested share awards of $1.0 million and $1.3 million, respectively.

16.	Regulatory Capital Requirements

The Company (on a consolidated basis) and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiary’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009 and 2008, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2009 and 2008, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009
Total Capital (to risk-weighted assets):
The Company	$471,292	19.60%	$192,335	8.0%	N/A	N/A
Columbia Bank	$388,794	16.17%	$192,335	8.0%	$240,419	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$440,941	18.34%	$96,167	4.0%	N/A	N/A
Columbia Bank	$358,443	14.91%	$96,167	4.0%	$144,251	6.0%

Tier 1 Capital (to average assets):
The Company	$440,941	14.33%	$123,069	4.0%	N/A	N/A
Columbia Bank	$358,443	11.73%	$122,260	4.0%	$152,825	5.0%

As of December 31, 2008
Total Capital (to risk-weighted assets):
The Company	$365,797	14.25%	$205,388	8.0%	N/A	N/A
Columbia Bank	$287,665	11.21%	$205,202	8.0%	$256,503	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$333,568	12.99%	$102,694	4.0%	N/A	N/A
Columbia Bank	$255,464	9.96%	$102,601	4.0%	$153,902	6.0%

Tier 1 Capital (to average assets):
The Company	$333,568	11.27%	$118,418	4.0%	N/A	N/A
Columbia Bank	$255,464	8.64%	$118,288	4.0%	$147,860	5.0%

17.	Employee Benefit Plans

401(k) Plan

The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $748 thousand during 2009, $818 thousand during 2008, and $811 thousand during 2007, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $0 during 2009, $1.0 million during 2008 and $1.6 million during 2007.

Employee Stock Purchase Plan

The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 55,443 shares for $578 thousand in 2009, 37,179 shares for $568 thousand in 2008 and 21,633 shares for $634 thousand in 2007. At December 31, 2009 there were 723,698 shares available for purchase under the ESP plan.

Supplemental Compensation Plan

The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2009 and 2008 the liability associated with these plans was $3.5 million and $2.4 million, respectively. Expense associated with these plans for the years ended December 31, 2009, 2008 and 2007 was $530 thousand, $634 thousand and $466 thousand, respectively.

Supplemental Executive Retirement Plan

The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using Income Tax Regulation 1.72-9, “Table 1 Ordinary Life Annuities,” for the mortality assumptions and a discount rate of 5.75% in 2009 and 2008. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$8,541	$7,912
Change in actuarial loss	1,068	—
Transfer to supplemental compensation plan	(614)	—
Benefit expense	1,299	917
Benefit payments	(347)	(288)

Balance at end of year	$9,947	$8,541

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2010	$300
2011	306
2012	312
2013	318
2014	324
2015 through 2019	3,024

Total	$4,584

18.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2010 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2009, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2010	$3,336
2011	3,160
2012	2,973
2013	2,886
2014	2,638
Thereafter	6,981

Total minimum payments	$21,974

Total rental expense on buildings and equipment, net of rental income of $602 thousand, $674 thousand, and $669 thousand, was $3.5 million, $3.7 million, and $3.6 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with the Leases topic of the FASB Accounting Standards Codification and is being amortized over the life of the respective leases. At December 31, 2009 and 2008, the deferred gain was $400 thousand and $483 thousand, respectively, and is included in “other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2009 and 2008, the Company’s loan commitments amounted to $587.5 million and $703.3 million, respectively. Standby letters of credit were $31.3 million and $41.9 million at December 31, 2009 and 2008, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $1.5 million and $362 thousand at December 31, 2009 and 2008, respectively.

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

19.	Fair Value Accounting and Measurement

The Fair Value Measurements and Disclosures topic of the FASB ASC defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value. We hold fixed and variable rate interest-bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value. Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

The valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1—Quoted prices for identical instruments in active markets that are accessible at the measurement date.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Fair values are determined as follows:

Securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices, and under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC are considered a Level 2 input method.

Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures topic of the FASB ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. Government agency and government sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$400,156	$—	$400,156	$—
State and municipal debt securities	218,911	—	218,911	—
Other securities	971	—	971	—

Total securities available for sale	$620,038	$—	$620,038	$—
Other assets (Interest rate contracts)	$9,054	$—	$9,054	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,054	$—	$9,054	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured by the fair market value of the collateral less estimated costs to sell.

Other real estate owned—OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at December 31, 2009:

	Fair value at December 31, 2009	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2009
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$56,337	$—	$—	$56,337	$(32,247)
Other real estate owned	12,962	—	—	12,962	(3,069)

	$69,299	$—	$—	$69,299	$(35,316)

The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on other real estate owned disclosed above represent the writedowns taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent writedowns from updated appraisals that were charged to earnings.

20.	Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and interest earning deposits with banks—The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value that approximates carrying value.

Securities available for sale—The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and discounted cash flows.

Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 19, Fair Value Accounting and Measurement. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2009 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the Federal Deposit Insurance Corporation.

Interest rate contracts—Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters.

Deposits—For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and current market rates for deposits of similar remaining maturities.

FHLB and FRB borrowings—The fair value of FHLB advances and FRB borrowings are estimated based on discounting the future cash flows using the market rate currently offered.

Repurchase Agreements—The fair value of securities sold under agreement to repurchase are estimated based on discounting the future cash flows using the market rate currently offered.

Long-term subordinated debt—The fair value of securities sold under agreement to repurchase are estimated based on discounting the future cash flows using an estimated market rate.

Other Financial Instruments—The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$55,802	$55,802	$84,787	$84,787
Interest-earning deposits with banks	249,272	249,272	3,943	3,943
Securities available for sale	620,038	620,038	528,918	528,918
Loans held for sale	—	—	1,964	1,964
Loans	1,955,406	1,808,256	2,189,585	2,023,405
Interest rate contracts	9,054	9,054	14,933	14,933

Liabilities
Deposits	$2,482,705	$2,486,578	$2,382,151	$2,390,024
FHLB and FRB borrowings	100,000	100,037	200,000	203,898
Repurchase agreements	25,000	29,884	25,000	25,055
Other borrowings	86	86	201	201
Long-term obligations	25,669	20,296	25,603	14,813
Interest rate contracts	9,054	9,054	14,933	14,933

21.	Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments at December 31, 2009 and 2008:

As of December 31,	Asset Derivatives				Liability Derivatives
	2009		2008		2009		2008
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$9,054	Other assets	$14,933	Other liabilities	$9,054	Other liabilities	$14,933

Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate. The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million. The interest rate floors had an original maturity date of April 4, 2011. In accordance with the Derivatives and Hedging topic of the FASB ASC, the net derivative gain related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the year ended December 31, 2009, $2.6 million of the net derivative gain was reclassified into earnings. For the year ended December 31, 2010, the Company estimates that $1.7 million of the net derivative gain will be reclassified from accumulated other comprehensive income into interest income.

22.	Business Segment Information

The Company is managed by legal entity and not by lines of business. The Company’s banking subsidiary is a community-oriented commercial bank chartered in the State of Washington. The Company’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas. The Company offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial business and consumer loans. In addition to interest income on loans and investment securities, the Company receives other income from deposit service charges, merchant services and from the sale of investments. The performance of the Company is reviewed by executive management and Board of Directors on a monthly basis.

Pursuant to the Segment Reporting topic of the FASB ASC, the Company has historically reported two operating segments: commercial banking and retail banking. During the fourth quarter, based upon restructuring of its management processes, the Company concluded that its segments met the aggregation criteria under the Segment Reporting topic. In arriving at this conclusion, management considered several factors, including the segments’ economic characteristics, nature of their products and services, type of customers, the methods used to distribute products and services, and the nature of their regulatory environment.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders. As a result of this the Company’s conclusion regarding the aggregation criteria, only consolidated financial information for current and prior periods is presented.

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

The Warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $14.49 per share. The number of shares to be delivered upon settlement of the Warrant has been reduced by 50% to 398,023 as a result of the Company’s underwritten public offering of common stock in August 2009.

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

On January 22, 2010, Columbia State Bank acquired all of the deposits and certain assets of Columbia River Bank from the Federal Deposit Insurance Corporation (“FDIC”), which was appointed receiver of Columbia River Bank. Columbia State Bank acquired approximately $903 million in assets and approximately $891 million in deposits located in 21 branches in Oregon and Washington. Columbia River Bank’s loan and other real estate assets acquired of approximately $696 million are subject to a loss-sharing agreement with the FDIC. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $43.9 million on net assets acquired.

On January 29, 2010 Columbia State Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which was appointed receiver of American Marine Bank. Columbia State Bank acquired approximately $308 million in assets and approximately $253 million in deposits located in 11 branches on the western Puget Sound. American Marine Bank’s loan and other real estate assets of approximately $257 million are subject to a loss-sharing agreement with the FDIC. In addition, Columbia State Bank will continue to operate the Trust and Wealth Management Division of American Marine Bank. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $23 million on net assets acquired.

25.	Parent Company Financial Information

Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Income
Dividend from banking subsidiaries	$200	$3,380	$4,475
Interest-earning deposits	1,095	369	590
Other income	36	54	64

Total Income	1,331	3,803	5,129
Expense
Compensation and employee benefits	512	754	451
Long-term obligations	1,196	1,800	2,177
Other expense	1,104	1,435	948

Total Expenses	2,812	3,989	3,576

Income before income tax benefit and equity in undistributed net income of subsidiaries	(1,481)	(186)	1,553
Income tax benefit	(580)	(1,205)	(1,031)

Income before equity in undistributed net income (loss) of subsidiaries	(901)	1,019	2,584
Equity in undistributed net income (loss) of subsidiaries	(3,067)	4,949	29,797

Net Income (Loss)	$(3,968)	$5,968	$32,381

Condensed Balance Sheets—Parent Company Only

	December 31,
	2009	2008
	(in thousands)
Assets
Cash and due from banking subsidiaries	$304	$797
Interest-earning deposits	82,702	76,068

Total cash and cash equivalents	83,006	76,865
Investment in banking subsidiaries	470,634	362,274
Investment in other subsidiaries	774	774
Other assets	2,181	2,273

Total Assets	$556,595	$442,186

Liabilities and Shareholders’ Equity
Long-term subordinated debt	$25,669	$25,603
Other borrowings	—	100
Other liabilities	2,787	1,098

Total liabilities	28,456	26,801
Shareholders’ equity	528,139	415,385

Total Liabilities and Shareholders’ Equity	$556,595	$442,186

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating Activities
Net Income (Loss)	$(3,968)	$5,968	$32,381
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	3,067	(4,949)	(29,797)
Stock-based compensation expense	1,038	399	94
Net changes in other assets and liabilities	1,783	874	(27)

Net cash provided by operating activities	1,920	2,292	2,651
Investing Activities
Acquisition of subsidiaries	—	—	(2,497)

Net cash used in investing activities	—	—	(2,497)
Financing Activities
Net increase (decrease) in short-term borrowings	(100)	(4,900)	5,000
Cash dividends paid	(5,155)	(10,491)	(11,249)
Issuance of common stock, net of offering costs	113,537	76,868
Proceeds from exercise of stock options	939	1,906	2,836
Downstream stock offering proceeds to the Bank	(105,000)
Excess tax benefit from stock-based compensation	—	241	979
Purchase and retirement of common stock	—	—	(2,121)

Net cash provided by (used in) financing activities	4,221	63,624	(4,555)

Increase (decrease) in cash and cash equivalents	6,141	65,916	(4,401)
Cash and cash equivalents at beginning of year	76,865	10,949	15,350

Cash and cash equivalents at end of year	$83,006	$76,865	$10,949

Supplemental Non-Cash Investing and Financing Activities
Issuance of stock in acquisitions	$—	$—	$57,119

26.	Summary Of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2009
Total interest income	$36,029	$35,530	$35,700	$35,776	$143,035
Total interest expense	8,126	6,999	6,582	5,976	27,683

Net interest income	27,903	28,531	29,118	29,800	115,352
Provision for loan and lease losses	11,000	21,000	16,500	15,000	63,500
Noninterest income	6,974	7,000	7,190	8,526	29,690
Noninterest expense	23,181	25,314	23,146	22,847	94,488

Income (loss) before income taxes	696	(10,783)	(3,338)	479	(12,946)
Provision (benefit) for income taxes	(816)	(5,253)	(1,836)	(1,073)	(8,978)

Net Income (Loss)	$1,512	$(5,530)	$(1,502)	$1,552	$(3,968)
Less: Dividends on preferred stock	1,093	1,101	1,103	1,105	4,403

Net Income (Loss) Applicable to Common Shareholders	$419	$(6,631)	$(2,605)	$447	$(8,371)

Per Common Share (2)
Earnings (loss) (basic)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)
Earnings (loss) (diluted)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)

2008
Total interest income	$48,433	$44,323	$42,337	$39,967	$175,060
Total interest expense	18,106	14,049	12,744	10,648	55,547

Net interest income	30,327	30,274	29,593	29,319	119,513
Provision for loan and lease losses	2,076	15,350	10,500	13,250	41,176
Noninterest income	10,157	9,305	(10,946)	6,334	14,850
Noninterest expense	23,554	23,367	23,391	21,813	92,125

Income (loss) before income taxes	14,854	862	(15,244)	590	1,062
Provision (benefit) for income taxes	3,877	(1,074)	(6,485)	(1,224)	(4,906)

Net Income (Loss)	$10,977	$1,936	$(8,759)	$1,814	$5,968
Less: Dividends on preferred stock	—	—	—	470	470

Net Income (Loss) Applicable to Common Shareholders	$10,977	$1,936	$(8,759)	$1,344	$5,498

Per Common Share (2)
Earnings (loss) (basic)	$0.61	$0.11	$(0.49)	$0.07	$0.30
Earnings (loss) (diluted)	$0.61	$0.11	$(0.49)	$0.07	$0.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

Our independent registered public accounting firm has issued an attestation report our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 4, 2010 expressed an unqualified opinion on those financial statements.

Seattle, Washington

March 4, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal No.1: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2010 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2010.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/S/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 4th day of March 2010.

Principal Executive Officer:

By:	/S/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial Officer:

By:	/S/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/S/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on March 4, 2010 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/S/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

March 4, 2010

INDEX TO EXHIBITS

Exhibit No.
2.1	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Columbia River Bank, The Dalles, Oregon, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of January 22, 2010 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen of common stock certificate (4)

4.2	Form of Series A Preferred Stock Certificate, together with Certificate of Designations (4)

4.3	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

4.4	Warrant to Purchase Common Stock of Columbia (5)

10.1	Amended and Restated Stock Option and Equity Compensation Plan (6)

10.2	Form of Stock Option Agreement (7)

10.3	Form of Restricted Stock Agreement (8)

10.4	Form of Stock Appreciation Right Agreement (7)

10.5	Form of Restricted Stock Unit Agreement (7)

10.6	Amended and Restated Employee Stock Purchase Plan (9)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (10)

10.8	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (11)

10.9	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005 (12)

10.10	Form of Change in Control Agreement between the Bank, and Mr. Mark W. Nelson and Mr. Andrew McDonald (7)

10.11	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (13)

10.12	Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel, Gary R. Schminkey and Mark W. Nelson, respectively (14)

10.13	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective April 24, 2009, for directors and key employees (15)

10.14	Change in Control Agreement between the Bank and Mr. Kent L. Roberts dated December 4, 2006 (16)

10.15	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald (7)

Exhibit No.

10.16	Town Center Bancorp 2004 Stock Incentive Plan (17)

10.17	Town Center Bancorp Form of Restricted Stock Award Agreement (17)

10.18	Mountain Bank Holding Company Director Stock Option Plan (18)

10.19	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (18)

10.20	Mountain Bank Holding Company 1999 Employee Stock Option Plan (18)

10.21	Mountain Bank Holding Company Form of Employee Stock Option Agreement (18)

10.22	Mt. Rainier National Bank 1990 Stock Option Plan (18)

10.23	Letter Agreement with Treasury, including Securities Purchase Agreement (5)

10.24	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (19)

10.25	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (15)

10.26	Form of Amendment to Change in Control Agreement effective December 31, 2008 between the Bank and each of Mark W. Nelson, Andrew L. McDonald, Gary R. Schminkey and Kent L. Roberts (15)

10.27	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald (15)

10.28	Form of Indemnification Agreement between the Company and its directors (15)

12	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

14	Code of Ethics (20)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer Pursuant to the Treasury Capital Purchase Program

99.2	Certification of Chief Financial Officer Pursuant to the Treasury Capital Purchase Program

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on January 28, 2010
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(4)	Incorporated by reference to Exhibit 4.3 and 4.4 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(5)	Incorporated by reference to Exhibits 4.1 and 10.2 of the Company’s Current Report on Form 8-K filed November 21, 2008

(6)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(7)	Incorporated by reference to Exhibits 10.2—10.5, 10,10 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(9)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160371) filed July 1, 2009
(10)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(12)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(14)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(15)	Incorporated by reference to Exhibits 10.1—10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s S-8 Registration Statement (File No. 333-145207) filed August 7, 2007
(18)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-144811) filed July 24, 2007
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2009
(20)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003