Form 10-Q
period 2010-03-31
COLUMBIA BANKING SYSTEM INC
filed 2010-05-10
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding at April 30, 2010 was 28,258,540.

i

PART I - FINANCIAL INFORMATION
Item 1.                       FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
(in thousands except per share)	2010	2009
Interest Income
Loans	$36,947	$29,801
Taxable securities	4,745	4,208
Tax-exempt securities	2,446	2,013
Federal funds sold and deposits in banks	149	7
Total interest income	44,287	36,029
Interest Expense
Deposits	4,941	6,892
Federal Home Loan Bank and Federal Reserve Bank borrowings	705	765
Long-term obligations	249	351
Other borrowings	118	118
Total interest expense	6,013	8,126
Net Interest Income	38,274	27,903
Provision for loan and lease losses	15,000	11,000
Net interest income after provision for loan and lease losses	23,274	16,903
Noninterest Income
Gain on bank acquisition	9,818	- -
Service charges and other fees	5,424	3,614
Merchant services fees	1,739	1,770
Gain on sale of investment securities, net	58	- -
Bank owned life insurance ("BOLI")	504	501
Other	930	1,089
Total noninterest income	18,473	6,974
Noninterest Expense
Compensation and employee benefits	16,986	11,852
Occupancy	3,969	3,045
Merchant processing	1,100	814
Advertising and promotion	838	692
Data processing	1,296	961
Legal and professional fees	1,498	967
Taxes, licenses and fees	564	796
Regulatory premiums	1,496	1,007
Net cost of operation of other real estate	1,312	47
Other	4,838	3,000
Total noninterest expense	33,897	23,181
Income before income taxes	7,850	696
Income tax benefit	(66)	(816)
Net Income	$7,916	$1,512
Net Income Applicable to Common Shareholders	$6,809	$419
Earnings per common share
Basic	$0.24	$0.02
Diluted	$0.24	$0.02
Dividends paid per common share	$0.01	$0.04
Weighted average number of common shares outstanding	27,886	17,980
Weighted average number of diluted common shares outstanding	28,098	17,987

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31,	December 31,
(in thousands)			2010	2009
ASSETS
Cash and due from banks			$73,801	$55,802
Interest-earning deposits with banks			232,670	249,272
Total cash and cash equivalents			306,471	305,074
Securities available for sale at fair value (amortized cost of $696,220 and $602,675, respectively)			719,031	620,038
Federal Home Loan Bank stock at cost			17,908	11,607
Loans, net of deferred loan fees of ($4,251) and ($4,616), respectively			1,949,609	2,008,884
Less: allowance for loan and lease losses			56,981	53,478
Noncovered loans, net			1,892,628	1,955,406
Loans covered under FDIC loss-sharing agreements			625,331	- -
Total loans, net			2,517,959	1,955,406
FDIC indemnification asset			210,405	- -
Interest receivable			16,236	10,335
Premises and equipment, net			61,537	62,670
Other real estate owned			19,432	19,037
Other real estate owned, covered under FDIC loss-sharing agreements			9,112	- -
Total other real estate owned			28,544	19,037
Goodwill			110,013	95,519
Core deposit intangible, net			21,831	4,863
Other assets			123,877	116,381
Total Assets			$4,133,812	$3,200,930
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing			$756,060	$574,687
Interest-bearing			2,615,105	1,908,018
Total deposits			3,371,165	2,482,705
Federal Home Loan Bank advances			125,951	100,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			- -	86
Long-term subordinated debt			25,686	25,669
Other liabilities			47,289	39,331
Total liabilities			3,595,091	2,672,791
Commitments and contingent liabilities
Shareholders' equity:
	March 31,	December 31,
	2010	2009
Preferred stock (no par value, $76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	77	74,447	74,301
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	28,242	28,129	349,546	348,706
Retained earnings			99,843	93,316
Accumulated other comprehensive income			14,885	11,816
Total shareholders' equity			538,721	528,139
Total Liabilities and Shareholders' Equity			$4,133,812	$3,200,930

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
						Other	Total
	Number of		Number of		Retained	Comprehensive	Shareholders'
(in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at January 1, 2009	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385
Comprehensive income:
Net income	-	-	-	-	1,512	-	1,512
Other comprehensive loss, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	-	-	-	-	-	1,113	1,113
Net change in cash flow hedging instruments	-	-	-	-	-	(428)	(428)
Net pension plan liability adjustment	-	-	-	-	-	(689)	(689)
Total comprehensive income							1,508
Accretion of preferred stock discount	-	132	-	-	(132)	-	-
Common stock issued - stock option and other plans	-		20	242	-	-	242
Common stock issued - restricted stock awards, net of cancelled awards	-	-	83	-	-	-	-
Share-based payment	-	-	-	302	-	-	302
Tax benefit deficiency associated with share-based compensation	-	-	-	(32)	-	-	(32)
Preferred dividends	-	-	-	-	(961)	-	(961)
Cash dividends paid on common stock	-	-	-	-	(727)	-	(727)
Balance at March 31, 2009	77	$73,875	18,254	$233,704	$102,753	$5,385	$415,717

Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income	-	-	-	-	7,916	-	7,916
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	-	-	-	-	-	3,518	3,518
Net change in cash flow hedging instruments	-	-	-	-	-	(479)	(479)
Net pension plan liability adjustment	-	-	-	-	-	30	30
Total comprehensive income							10,985
Accretion of preferred stock discount	-	146	-	-	(146)	-	-
Common stock issued - stock option and other plans	-	-	41	509	-	-	509
Common stock issued - restricted stock awards, net of cancelled awards	-	-	72	-	-	-	-
Share-based payment	-	-	-	350	-	-	350
Tax benefit deficiency associated with share-based compensation	-	-	-	(19)	-	-	(19)
Preferred dividends	-	-	-	-	(961)	-	(961)
Cash dividends paid on common stock	-	-	-	-	(282)	-	(282)
Balance at March 31, 2010	77	$74,447	28,242	$349,546	$99,843	$14,885	$538,721

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010		2009
Cash Flows From Operating Activities
Net Income		$7,916	$1,512
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses		15,000	11,000
Deferred income tax benefit		(125)	(359)
Stock-based compensation expense		350	302
Depreciation, amortization and accretion		2,903	1,673
Net realized gain on FDIC assisted bank acquisitions		(9,818)	- -
Net realized gain on sale of securities		(58)	- -
Net realized gain on sale of other assets		(14)	(15)
Net realized loss on sale of other real estate owned		145	- -
Gain on termination of cash flow hedging instruments		(743)	(663)
Write-down on other real estate owned		829	- -
Net change in:
Loans held for sale		- -	(1,783)
Interest receivable		(600)	258
Interest payable		(145)	(1,199)
Other assets		6,493	(5,717)
Other liabilities		6,289	3,335
Net cash provided by operating activities		28,422	8,344
Cash Flows From Investing Activities
Purchases of securities available for sale		(56,469)	(27,117)
Proceeds from sales of securities available for sale		69,328	- -
Proceeds from principal repayments and maturities of securities available for sale		21,911	13,218
Loans originated, net of principal collected		75,505	34,309
Purchases of premises and equipment		(10)	(1,178)
Proceeds from disposal of premises and equipment		54	- -
Proceeds from sales of covered other real estate owned		5,950	- -
Proceeds from sales of other real estate and other personal property owned		1,361	1,297
Capital improvements on OREO properties		(329)	- -
Net cash acquired in business combinations		145,534	- -
Net cash provided by investing activities		262,835	20,529
Cash Flows From Financing Activities
Net decrease in deposits		(258,862)	(37,745)
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings		- -	414,000
Repayment from Federal Home Loan Bank and Federal Reserve Bank borrowings		(30,159)	(431,000)
Net (decrease) increase in other borrowings		(86)	74
Cash dividends paid		(1,243)	(1,624)
Proceeds from exercise of stock options		490	210
Net cash used in financing activities		(289,860)	(56,085)
Increase(decrease) in cash and cash equivalents		1,397	(27,212)
Cash and cash equivalents at beginning of period		305,074	88,730
Cash and cash equivalents at end of period		$306,471	$61,518
Supplemental Information:
Cash paid for interest		$6,158	$9,325
Cash paid for income tax	$	- -	$500
Loans transferred to other real estate owned		$3,308	$2,738

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be anticipated for the year ending December 31, 2010. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2009 Annual Report on Form 10-K. With the exception of the significant accounting policies listed below, there have not been any other changes in our significant accounting policies compared to those contained in our 2009 10-K disclosure for the year ended December 31, 2009.

Loans

The Company’s accounting methods for loans differ depending on whether the loans were originated or were acquired as a result of a business acquisition.

Originated Loans

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

Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain.  When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fees ceases.  Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status.  Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and future payments are reasonably assured.

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

When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Predominantly, the Company uses the fair value of collateral approach based upon a reliable valuation.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve.  The Company’s policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments.

Acquired Loans

Loans acquired in a business acquisition after December 31, 2008 are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. The Company aggregated all of the loans acquired in FDIC-assisted acquisitions into pools, based on common risk characteristics.  A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.  Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.  The Company elected to account for all acquired loans under ASC 310-30.

Covered Assets and Related FDIC Indemnification Asset

Assets subject to loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) are labeled “covered” on the Consolidated Condensed Balance Sheet and include certain loans and other real estate owned (“OREO”).

All other real estate owned acquired in FDIC-assisted acquisitions are subject to FDIC loss-sharing agreements and are referred to as covered OREO. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered OREO status, acquisition date fair value discounts on the related loan are also transferred to covered OREO. Fair value adjustments on covered OREO result in a reduction of the covered other real estate carrying amount and a corresponding increase in the expected FDIC reimbursement, with the estimated net loss to the Company charged against earnings.

The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under those agreements was recorded in the FDIC indemnification asset on the Consolidated Condensed Balance Sheet.  Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and covered OREO and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and covered OREO and is the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Core Deposit Intangible

Core Deposit Intangible (“CDI”) is a measure of the value of non-interest checking, savings, NOW and money market deposits that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI related to the Columbia River Bank and American Marine Bank acquisitions will be amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

2. Accounting Pronouncements Recently Issued

In April 2010, the FASB issued ASU 2010-18, an amendment of Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (Topic 310-30).  ASU 2010-18 attempts to eliminate diversity in practice related to loan modifications.  Modifications of loans within a pool of loans accounted for as a single asset do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  The entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. The new guidance will become effective in the first interim or annual period ending on or after July 15, 2010 and is to be applied prospectively.  The new guidance will not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which focuses on Improving Disclosures about Fair Value Measurement.  ASU 2010-06 requires new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements (i.e. purchases, sales, issuances, and settlements).  ASU 2010-06 also amended disclosure requirements related to the level of disaggregation of assets and liabilities, as well as disclosures about input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements and did not have a material impact on the Company’s consolidated financial statements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

3. Earnings per Common Share

Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period.  Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms.  Diluted EPS reflects the assumed conversion of all dilutive securities, applying the treasury stock method.  The Company calculates earnings per share using the two-class method as described in the Earnings per Share topic of the FASB ASC.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands except per share)	2010	2009
Basic EPS:
Net income	$7,916	$1,512
Less: Preferred dividends and accretion of issuance discount for preferred stock	(1,107)	(1,093)
Net income applicable to common shareholders	$6,809	$419
Less: Earnings allocated to participating securities	(73)	(8)
Earnings allocated to common shareholders	$6,736	$411
Weighted average common shares outstanding	27,886	17,980
Basic earnings per common share	$0.24	$0.02
Diluted EPS:
Earnings allocated to common shareholders	$6,736	$411
Weighted average common shares outstanding	27,886	17,980
Dilutive effect of equity awards and warrants	212	7
Weighted average diluted common shares outstanding	28,098	17,987
Diluted earnings per common share	$0.24	$0.02

Potentially dilutive share options and warrant that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	54	983

4. Business Combinations

Columbia River Bank

On January 22, 2010 the Bank acquired certain assets and assumed certain liabilities of Columbia River Bank from the FDIC in an FDIC-assisted transaction.   As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements (each, a “loss-sharing agreement” and collectively, the “loss-sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans.  We refer to the acquired loans and OREO subject to the loss-sharing agreements collectively as “covered assets.”  Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $206 million on covered loans and absorb 95% of losses and share in 95% of loss recoveries exceeding $206 million.  The loss-sharing agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the January 22, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Columbia State Bank acquired tangible assets with an acquisition date fair value of approximately $884.9 million, including $480.3 million of loans, an FDIC indemnification asset of $143.6 million, $100.7 million of investment securities, $98.1 million of cash and cash equivalents and $62.2 million of other assets. Columbia State Bank assumed liabilities with an acquisition date fair value of approximately $912.9 million, including $893.4 million of insured and uninsured deposits, $18.4 million of Federal Home Loan Bank advances and $1.1 million of other liabilities. Columbia River Bank was a full service commercial bank headquartered in The Dalles, Oregon that operated 21 branch locations, including 14 in the state of Oregon and seven in the State of Washington.  We made this acquisition to expand our geographic footprint.

 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 22, 2010 acquisition date.  The application of the acquisition method of accounting resulted in the recognition in $14.5 million of goodwill and a core deposit intangible of $13.4 million. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process.  All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

The operating results of the Company for the quarter ended March 31, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 23, 2010 to March 31, 2010.  Due primarily to the Company acquiring only certain assets and liabilities of Columbia River Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of Columbia River Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 22, 2010
Assets
Cash and due from banks	$33,222
Interest-earning deposits with banks	64,921
Investment securities	100,650
Federal Home Loan Bank stock	3,045
Loans covered by loss sharing	480,306
Accrued interest receivable	4,021
FDIC receivable	46,213
Other real estate owned covered by loss sharing	8,340
Goodwill	14,494
Core deposit intangible	13,442
FDIC indemnification asset	143,609
Other assets	615
Total assets acquired	$912,878
Liabilities
Deposits	$893,356
Federal Home Loan Bank advances	18,428
Accrued interest payable	524
Other liabilities	570
Total liabilities assumed	$912,878

American Marine Bank

On January 29, 2010, Columbia State Bank acquired certain assets and assumed certain liabilities of American Marine Bank from the FDIC, which had been appointed receiver of the institution.  As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans.   Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $66 million on covered loans and absorb 95% of losses and share in 95% of loss recoveries exceeding $66 million.  The loss-sharing agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the January 29, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Columbia State Bank acquired tangible assets with an acquisition date fair value of approximately $303.5 million, including $176.3 million of loans, an FDIC indemnification asset of $66.8 million, $28.6 million of investment securities, $14.5 million of cash and cash equivalents and $17.3 million of other assets. Columbia State Bank assumed liabilities with an acquisition date fair value of approximately $292.6 million, including $254.0 million of insured and uninsured deposits, $37.7 million of FHLB advances and $974 thousand of other liabilities. American Marine Bank was a full service commercial bank headquartered on Bainbridge Island, Washington that operated 11 branch locations in western Washington.  In addition, as part of this acquisition, Columbia State Bank received regulatory approval to exercise trust powers and intends to continue to operate the Trust and Wealth Management Division of American Marine Bank.  We made this acquisition to expand our geographic footprint.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 29, 2010 acquisition date.  The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $9.8 million, which is included in the Gain on bank acquisition line item in the Consolidated Condensed Statements of Income, and a core deposit intangible of $4.3 million.  The transaction resulted in a bargain purchase gain as the fair value of assets acquired exceeded the fair value of liabilities assumed.

The operating results of the Company for the quarter ended March 31, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 30, 2010 to March 31, 2010.  Due primarily to the Company acquiring only certain assets and liabilities of American Marine Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of American Marine Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 29, 2010
Assets
Cash and cash equivalents	$14,215
Federal funds sold	267
Investment securities	28,592
Federal Home Loan Bank stock	3,257
Loans covered by loss sharing	176,278
Accrued interest receivable	1,280
FDIC receivable	3,646
Other real estate owned covered by loss sharing	8,680
Core deposit intangible	4,313
FDIC indemnification asset	66,796
Other assets	498
Total assets acquired	307,822
Liabilities
Deposits	253,965
Federal Home Loan Bank advances	37,682
Accrued interest payable	337
Deferred tax liability, net	5,383
Other liabilities	637
Total liabilities assumed	298,004
Net assets acquired	$9,818

    The following is a description of the methods used to determine the fair values of the significant assets and liabilities presented above for both the Columbia River Bank and American Marine Bank acquisitions.

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and the Federal Reserve Bank and federal funds sold. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase.  The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to carrying value.

Investment securities - The fair value for each purchased security was the quoted market price at the close of the trading day effective on the acquisition dates.

Federal Home Loan Bank stock - The fair value of acquired Federal Home Loan Bank (“FHLB”) stock was estimated to be its redemption value, which is also the par value.  The FHLB requires member banks to purchase its stock as a condition of membership and the amount of FHLB stock owned varies based on the level of FHLB advances outstanding.  This stock is generally redeemable and is presented at the par value.

Loans - We refer to the loans acquired in the Columbia River Bank and American Marine Bank acquisitions as “covered loans” as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss-sharing agreements.  The estimated fair value of the loan portfolios at the acquisition dates represents the discounted expected cash flows from the portfolio.  In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”).  The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans.  The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the credit risk in the Columbia River Bank and American Marine Bank loan portfolios at the acquisition dates.

In calculating expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults and the loss severity of defaults.  Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e. performing or nonperforming), fixed or variable interest rate, term of loan and whether or not the loan was amortizing and current discount rates.

Other real estate owned - Other real estate owned is presented at its estimated fair value based on discounted expected cash flows and is also subject to the FDIC shared-loss agreements. Cash flows were estimated using expected selling price and date, less selling and carrying costs and were discounted to present value.

Goodwill- Goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process.

Core deposit intangible - In determining the estimated life and fair value of the core deposit intangible, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, and age of the deposit relationships.  Based on this valuation, the core deposit intangible asset will be amortized over the projected useful lives of the related deposits on an accelerated basis over 10 years.

FDIC indemnification asset - The FDIC indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories.  For example, the FDIC indemnification asset related to estimated future loan losses is not transferable should we sell a loan prior to foreclosure or maturity.  The fair value of the FDIC indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit adjustment on estimated cash flows for each covered asset pool and the loss-sharing percentages. The ultimate collectability of the FDIC indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.

Deposit liabilities - The fair values used for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits are estimated using a discounted cash flow method that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities of such time deposits.

Borrowings - The fair values for FHLB advances are estimated using a discounted cash flow method based on the current market rates.

5. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$467,321	$12,456	$(547)	$479,230
State and municipal securities	225,629	11,469	(533)	236,565
Other securities	3,270	- -	(34)	3,236
Total	$696,220	$23,925	$(1,114)	$719,031
December 31, 2009:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$390,688	$10,034	$(566)	$400,156
State and municipal securities	210,987	8,545	(621)	218,911
Other securities	1,000	- -	(29)	971
Total	$602,675	$18,579	$(1,216)	$620,038

At March 31, 2010, available for sale securities with a carrying amount of $28.8 million were pledged as collateral for repurchase agreement borrowings.  In addition, available for sale securities with a carrying amount of $12.4 million at March 31, 2010 were pledged as collateral for potential obligations under certain interest rate swap agreements.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$92,188	$(546)	$13,859	$(455)	$106,047	$(1,001)
State and municipal securities	4,613	(79)	19	- -	4,632	(79)
Other securities	1,752	(8)	974	(26)	2,726	(34)
Total	$98,553	$(633)	$14,852	$(481)	$113,405	$(1,114)

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$87,879	$(566)	$17	$ - -	$87,896	$(566)
State and municipal securities	14,846	(42)	16,272	(579)	31,118	(621)
Other securities	- -	- -	971	(29)	971	(29)
Total	$102,725	$(608)	$17,260	$(608)	$119,985	$(1,216)

The unrealized losses on the above securities are primarily attributable to increases in market interest rates subsequent to their purchase by the Company.  Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities.  The Company’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities.   Management believes the nature of securities in the Company’s investment portfolio present a very high probability of collecting all contractual amounts due, as the majority of the securities held are backed by government agencies or government-sponsored enterprises.  However, this recovery in value may not occur for some time, perhaps greater than the one-year time horizon or perhaps even at maturity.

6. Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

(in thousands)	March 31, 2010	December 31, 2009
Loans not covered under loss-sharing agreements:
Commercial business	$736,018	$744,440
Real Estate:
One-to-four family residential	56,409	63,364
Commercial and five or more family residential properties	839,251	856,260
Total real estate	895,660	919,624
Real estate construction:
One-to-four family residential	93,788	107,620
Commercial and five or more family residential properties	33,422	41,829
Total real estate construction	127,210	149,449
Consumer	194,972	199,987
Less: deferred loan fees and other	(4,251)	(4,616)
Total loans not covered under loss-sharing agreements	1,949,609	2,008,884
Net covered loans under loss-sharing agreements	625,331	- -
Total loans, net of deferred loan fees	$2,574,940	$2,008,884

At March 31, 2010 and December 31, 2009, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions.  Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within the states of Washington and Oregon.

The following is an analysis of the covered loan portfolio by major types of loans:

March 31, 2010
(in thousands)	Covered Loans
Loans covered under loss-sharing agreements
Commercial business	$206,951
Real Estate:
One-to-four family residential	96,543
Commercial and five or more family residential properties	349,577
Total real estate	446,120
Real estate construction:
One-to-four family residential	77,883
Commercial and five or more family residential properties	77,383
Total real estate construction	155,266
Consumer	66,592
Total loans covered under loss-sharing agreements	874,929
Total discount resulting from acquisition date fair value adjustment	(249,598)
Net covered loans	$625,331

As of the acquisition dates, we estimated the fair value of the Columbia River Bank and American Marine Bank loan portfolios at $480.3 million and $176.3 million, respectively, which represents the expected cash flows from the portfolio discounted at market-based rates.  In estimating such fair value, we (a) calculated the contractual amount and timing of the undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of the undiscounted expected principal and interest payments (the “undiscounted expected cash flows”).  The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans.  The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.”  The non-accretable difference represents an estimate of credit risk in the covered loan portfolios on the acquisition dates.  On the acquisition dates, the preliminary estimate of the undiscounted contractual principal and interest payments for the covered loans acquired in the Columbia River Bank and American Marine Bank acquisitions were $799.8 million and $259.6 million, respectively.  The accretable yields were approximately $101.1 million and $21.6 million, respectively, and the non-accretable differences were $217.9 million and $65.5 million, respectively.

Under ASC Topic 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Changes in accretable yield for acquired loans were as follows for the three months ended March 31, 2010:

	March 31, 2010
(in thousands)	Accretable Yield		Carrying Amount of Loans
Balance at beginning of period	$	- -	$	- -
Additions		122,705		656,584
Accretion		(435)		435
Transfers to OREO		- -		(1,092)
Charge-offs		- -		(155)
Payments received, net		- -		(30,441)
Balance at end of period		$122,270		$625,331

7. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Beginning balance	$53,478	$42,747
Provision charged to expense	15,000	11,000
Loans charged off	(12,853)	(9,707)
Recoveries	1,356	209
Ending balance	$56,981	$44,249

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Beginning balance	$775	$500
Net changes in the allowance for unfunded commitments and letters of credit	40	50
Ending balance	$815	$550

At March 31, 2010 and December 31, 2009, the total recorded investment in impaired loans was $105.6 million and $116.4 million, respectively. At March 31, 2010, $18.6 million of impaired loans had a specific valuation allowance of $7.7 million. At December 31, 2009, $18.1 million of impaired loans had a specific valuation allowance of $3.8 million.

8. Changes in Other Real Estate Owned

The following table sets forth activity in noncovered OREO for the period:

Three Months Ended
(in thousands)	March 31, 2010
Noncovered OREO:
Balance, beginning of period	$19,037
Transfers in, net of write-downs ($151 thousand)	2,216
OREO improvements	329
Additional OREO write-downs	(799)
Carrying value of OREO property sold	(1,361)
Gain on sale of OREO	10
Total non-covered OREO, end of period	$19,432

At March 31, 2010 OREO was $28.5 million, which included $9.1 million of covered OREO acquired in the FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank.  The acquired OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales.

9. Goodwill and Intangible Assets

At March 31, 2010 and December 31, 2009, the Company had $110.0 million and $95.5 million in goodwill, respectively.  At March 31, 2010 and December 31, 2009, the Company had a core deposit intangible (“CDI”) asset of $21.8 million and $4.9 million, respectively. In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $787 thousand and $270 thousand for the three months ended March 31, 2010 and March 31, 2009, respectively. The CDI amortization expense is included in other noninterest expense on the Consolidated Condensed Statements of Income.

10. Shareholders’ Equity

Preferred Stock.  On November 21, 2008, the Company entered into a Securities Purchase Agreement with the United States Department of Treasury (“Treasury”) pursuant to which the Company sold to the Treasury for an aggregate purchase price of $76.9 million, 76,898 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Preferred Stock”) and a warrant to purchase 796,046 shares of common stock (the “Warrant”) for a ten-year period at an exercise price of $14.49 per share.  The number of shares subject to the Warrant has been reduced by 50% to 398,023 as a result of the Company’s underwritten public offering of common stock in August 2009.

The Preferred Stock pays a cumulative dividend of 5.0% per annum for the first five years and 9.0% per annum thereafter.  The Preferred Stock can be redeemed at its liquidation preference (which is $1,000 per share), plus all accrued and unpaid dividends.

Common Stock. On January 28, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on February 24, 2010 to shareholders of record as of the close of business on February 10, 2010.  The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.  Subsequent to quarter end, on April 28, 2010 the Company declared a quarterly cash dividend of $0.01 per share, payable on May 26, 2010, to shareholders of record at the close of business May 12, 2010.

The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.  Also, for a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the Treasury, the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than $0.07 per common share.

11. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net income as reported	$7,916	$1,512
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($1,956) and ($613)	3,556	1,113
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $20 and $0	(38)	- -
Net unrealized gain from securities, net of reclassification adjustment	3,518	1,113
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $264 and $235	(479)	(428)
Net change in cash flow hedging instruments	(479)	(428)
Pension plan liability adjustment:
Net unrealized gain (loss) from unfunded defined benefit plan liability arising during the period, net of tax of $(12) and $379	23	(689)
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($4) and $0	7	- -
Pension plan liability adjustment, net	30	(689)
Total comprehensive income	$10,985	$1,508

12. Fair Value Accounting and Measurement

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

Interest rate contract positions are valued in models, which use as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at	Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2010	Level 1		Level 2	Level 3
Assets
Securities available for sale	$719,031	$	- -	$719,031	$	- -
Other assets (Interest rate contracts)	$9,330	$	- -	$9,330	$	- -
Liabilities
Other liabilities (Interest rate contracts)	$9,330	$	- -	$9,330	$	- -

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at March 31, 2010:

							Losses During the
	Fair value at	Fair Value Measurements at Reporting Date Using					Quarter Ended
(in thousands)	March 31, 2010	Level 1		Level 2		Level 3	March 31, 2010
Impaired loans	$18,767	$	- -	$	- -	$18,767	$12,648
Non-covered OREO	3,780		- -		- -	3,780	950
	$22,547	$	- -	$	- -	$22,547	$13,598

The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on non-covered OREO disclosed above represent the writedowns taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent writedowns from updated appraisals that were charged to earnings.

13.	Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and interest-earning deposits with banks—The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value that approximates carrying value.

Securities available for sale—The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and discounted cash flows.

Loans — Originated Loans - Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 12, Fair Value Accounting and Measurement. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2010 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the Federal Deposit Insurance Corporation. Acquired Loans – Fair value of loans acquired in FDIC-assisted transactions was estimated at the loan pool level by multiplying the whole loan price at acquisition date to the unpaid principal balance at March 31, 2010.

Interest rate contracts—Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters.

Deposits —For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and current market rates for deposits of similar remaining maturities.

FHLB and FRB borrowings—The fair value of FHLB advances and FRB borrowings are estimated based on discounting the future cash flows using the market rate currently offered.

Repurchase Agreements—The fair value of securities sold under agreement to repurchase are estimated based on discounting the future cash flows using the market rate currently offered.

Long-term subordinated debt—The fair value of long-term subordinated debt are estimated based on discounting the future cash flows using an estimated market rate.

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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	March 31,		December 31,
	2010		2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$73,801	$73,801	$55,802	$55,802
Interest-earning deposits with banks	232,670	232,670	249,272	249,272
Securities available for sale	719,031	719,031	620,038	620,038
Loans	2,517,959	2,345,898	1,955,406	1,808,256
Interest rate contracts	9,330	9,330	9,054	9,054

Liabilities
Deposits	$3,371,165	$3,383,320	$2,482,705	$2,486,578
Federal Home Loan Bank advances	125,951	126,785	100,000	100,037
Repurchase agreements	25,000	28,751	25,000	29,884
Other borrowings	- -	- -	86	86
Long-term obligations	25,686	22,150	25,669	20,296
Interest rate contracts	9,330	9,330	9,054	9,054

14.  Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments at March 31, 2010 and 2009:

	Asset Derivatives				Liability Derivatives
As of March 31,	2010		2009		2010		2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other assets	$9,330	Other assets	$14,558	Other liabilities	$9,330	Other liabilities	$14,558

Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate. The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million. The interest rate floors had an original maturity date of April 4, 2011. In accordance with the Derivatives and Hedging topic of the FASB ASC, the net derivative gain related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the quarter ended March 31, 2010, $743 thousand of the net derivative gain was reclassified into earnings.

15.  Subsequent Events

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

 On May 5, 2010, the Company completed an underwritten public offering of 11,040,000 shares of our common stock at a purchase price to the public of $21.75 per share, resulting in gross proceeds of approximately $240.1 million and net proceeds to us of approximately $229.1 million.

On April 22, 2010, the Company notified the FDIC of its intent to purchase fourteen branch buildings from the Columbia River Bank Receivership.  The fourteen branch buildings have an aggregate appraised value of $15.8 million.  Additionally, the Company accepted leases on nine former branch and administrative locations of Columbia River Bank.

On April 22, 2010, the Company notified the FDIC of its intent to purchase four branch buildings from the American Marine Bank Receivership.  The four branch buildings have an aggregate appraised value of $7.4 million.  Additionally, the Company accepted leases on six former branch locations of American Marine Bank.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  In addition to the factors set forth in the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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
•
we may not be able to effectively deploy the net proceeds from our recent capital raise, including but not limited to, as a result of any unavailability of attractive acquisition targets such as FDIC-assisted acquisitions;

•	changes in FDIC policy may make the terms of future FDIC-assisted transaction opportunities less favorable to bidders such as the Company;
•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;
•	projected business increases following strategic expansion or opening of new branches could be lower than expected;
•	changes in the scope and cost of FDIC insurance and other coverages, and changes in the U.S. Treasury’s Capital Purchase Program;
•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking;
•	competition among financial institutions could increase significantly;
•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;
•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
•
the terms and costs of the numerous actions taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others in response to the liquidity and credit crisis, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock; and

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk.

Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Management has identified the accounting policies related to the allowance for loan and lease losses and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses” and “Valuation and Recoverability of Goodwill” in our 2009 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies relating to the allowance for loan and lease losses or the valuation and recoverability of goodwill as compared to those disclosed in our 2009 Annual Report on Form 10-K.

OVERVIEW

Significant Influences on the Quarter ended March 31, 2010

Acquisition of Columbia River Bank

On January 22, 2010, Columbia State Bank acquired certain assets and assumed certain liabilities of Columbia River Bank from the Federal Deposit Insurance Corporation (“FDIC”), which had been appointed receiver of the institution, including 21 branches located in Oregon and Washington. Columbia State Bank acquired tangible assets with a fair value of approximately $884.9 million, including $480.3 million of loans, an FDIC indemnification asset of $143.6 million, $100.7 million of investment securities, $98.1 million of cash and cash equivalents and $62.2 million of other assets. Columbia State Bank assumed liabilities with a fair value of approximately $912.9 million, including $893.4 million of insured and uninsured deposits, $18.4 million of Federal Home Loan Bank (“FHLB”) advances and $1.1 million of other liabilities. In connection with this acquisition, Columbia State Bank entered into loss-sharing agreements with the FDIC which cover approximately $676.1 million in face value of Columbia River Bank’s loans. The transaction resulted in goodwill of $14.5 million and a core deposit intangible of $13.4 million.

Acquisition of American Marine Bank

On January 29, 2010, Columbia State Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which had been appointed receiver of the institution, including 11 branches located in western Washington. Columbia State Bank acquired tangible assets with a fair value of approximately $303.5 million, including $176.3 million of loans, an FDIC indemnification asset of $66.8 million, $28.6 million of investment securities, $14.5 million of cash and cash equivalents and $17.3 million of other assets. Columbia State Bank assumed liabilities with a fair value of approximately $292.6 million, including $254.0 million of insured and uninsured deposits, $37.7 million of FHLB advances and $974 thousand of other liabilities. In connection with this acquisition, Columbia State Bank entered into loss-sharing agreements with the FDIC which cover approximately $243.8 million in face value of American Marine Bank’s loans. In addition, as part of this acquisition, Columbia State Bank received regulatory approval to exercise trust powers and intends to continue to operate the Trust and Wealth Management Division of American Marine Bank. The transaction resulted in a bargain purchase gain of $9.8 million, and a core deposit intangible of $4.3 million.

Earnings Summary

The Company reported net income for the first quarter of $7.9 million and $6.8 million in net income applicable to common shareholders or $0.24 per diluted common share, compared to net income of $1.5 million and $419 thousand net income applicable to common shareholders or $0.02 per diluted common share for the first quarter of 2009.  Net income applicable to common shareholders for the first quarter of 2010 excludes the preferred stock dividend of $961 thousand and the accretion of the preferred stock discount totaling $146 thousand.  The increase in net income from the prior year period was primarily attributable to the $9.8 million pre-tax gain on the acquisition of American Marine Bank in the current quarter.  Return on average assets and return on average common equity were 0.81% and 5.93%, respectively, for the first quarter of 2010, compared with returns of 0.20% and 0.49%, respectively for the same period of 2009.

Revenue (net interest income plus noninterest income) for the three months ended March 31, 2010 was $56.7 million, 63% higher than the same period in 2009.  The increase was primarily a result of higher net interest income driven by the accretion of the discount on acquired loans as well higher noninterest income resulting from the $9.8 million pre-tax gain on the acquisition of American Marine Bank.

Total noninterest expense in the quarter ended March 31, 2010 was $33.9 million, a 46% increase from the first quarter of 2009.  The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

The provision for loan and lease losses for the first quarter of 2010 was $15.0 million compared with $11.0 million for the first quarter of 2009.  The additional provision is due to the continued effects of the broad recession and the related decline in property values in both Washington and Oregon.  The provision increased the Company’s total allowance for loan and lease losses to 2.92% of net noncovered loans at March 31, 2010 from 2.66% at year-end 2009 and 2.02% at the end of the first quarter 2009.  Net charge-offs for the current quarter were $11.5 million compared to $9.5 million for the first quarter of 2009.

RESULTS OF OPERATIONS

Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income through service charges and fees, merchant services fees, and bank owned life insurance. Our operating expenses consist primarily of compensation and employee benefits, occupancy, merchant card processing, data processing and legal and professional fees. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and by government policies and actions of regulatory authorities.

Net Interest Income

Net interest income for the first quarter of 2010 was $38.3 million, an increase of 37% from $27.9 million for the same quarter in 2009, primarily due to the impact of the addition of Columbia River Bank and American Marine Bank loan portfolios.  The Company’s net interest margin increased to 4.78% in the first quarter of 2010, from 4.26% for the same quarter last year.  The net interest margin was negatively impacted by interest reversals for the quarter ended March 31, 2010 related to nonaccrual loans totaling $364 thousand.  However, the net interest margin was positively impacted by the accretion of the discount on the loan portfolios acquired in the two FDIC-assisted transactions.

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

	Three months ended March 31,			Three months ended March 31,
	2010			2009

	Average	Interest	Average	Average	Interest	Average
(in thousands)	Balances (1)	Earned / Paid	Rate	Balances (1)	Earned / Paid	Rate
ASSETS
Loans, net (1) (2)	$2,440,415	$37,064	6.16%	$2,217,909	$29,908	5.47%
Securities (2)	710,648	8,541	4.87%	543,403	7,341	5.48%
Interest-earning deposits with banks and federal funds sold	217,178	149	0.28%	12,947	7	0.23%
Total interest-earning assets	3,368,241	$45,754	5.51%	2,774,259	$37,256	5.45%
Other earning assets	50,675			48,748
Noninterest-earning assets	526,126			234,854
Total assets	$3,945,042			$3,057,861
LIABILITIES AND SHAREHOLDERS' EQUITY
Certificates of deposit	$858,577	$2,840	1.34%	$749,450	$4,901	2.65%
Savings accounts	182,164	82	0.18%	126,916	114	0.36%
Interest-bearing demand	594,059	653	0.45%	469,034	678	0.59%
Money market accounts	760,762	1,366	0.73%	523,755	1,199	0.93%
Total interest-bearing deposits	2,395,562	4,941	0.84%	1,869,155	6,892	1.50%
Federal Home Loan Bank and Federal Reserve Bank borrowings	125,350	705	2.28%	215,033	765	1.44%
Securities sold under agreements to repurchase	25,000	118	1.91%	25,000	118	1.91%
Other borrowings	- -	- -	0.00%	247	0	0.60%
Long-term subordinated debt	25,676	249	3.93%	25,610	351	5.56%
Total interest-bearing liabilities	2,571,588	$6,013	0.95%	2,135,045	$8,126	1.54%
Noninterest-bearing deposits	740,387			455,698
Other noninterest-bearing liabilities	93,211			47,366
Shareholders' equity	539,856			419,752
Total liabilities & shareholders' equity	$3,945,042			$3,057,861

Net interest income (2)		$39,741			$29,130

Net interest margin			4.78%			4.26%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $590 thousand and $623 thousand for the three months ended March 31, 2010 and 2009, respectively.

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

	Three Months Ended March 31,
	2010 Compared to 2009
(in thousands)	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Earning Assets
Loans (1)	$3,168	$3,988	$7,156
Securities (2)	1,963	(763)	1,200
Interest earning deposits with banks and federal funds sold	140	2	142
Interest income (2)	$5,271	$3,227	$8,498
Interest bearing liabilities
Deposits:
Certificates of deposit	$633	$(2,694)	$(2,061)
Savings accounts	38	(70)	(32)
Interest-bearing demand	158	(183)	(25)
Money market accounts	463	(296)	167
Total interest on deposits	1,292	(3,243)	(1,951)
FHLB and Federal Reserve Bank borrowings	(397)	337	(60)
Long-term subordinated debt	1	(103)	(102)
Interest expense	$896	$(3,009)	$(2,113)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $590 thousand and $623 thousand for the three months ended March 31, 2010 and 2009, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the first quarter of 2010, the Company recorded $15.0 million to its provision for loan and lease losses, compared to $11.0 million for the same period in 2009.  The elevated provision is principally due to the continued effects of the broad recession and the related decline in property values in both Washington and Oregon as well as prolonged weak economic activity in our service areas.  The additional provision increased the Company’s total allowance for loan losses to 2.92% of net noncovered loans at March 31, 2010.  See the discussion under “Nonperforming Assets” for details related to the nonaccrual loans.

Noninterest Income

Noninterest income was $18.5 million for the first quarter of 2010, compared to $7.0 million for the prior-year period.  The increase was primarily due to the $9.8 million pre-tax gain on the American Marine Bank acquisition, and an increase of $1.8 million in service charges and other fees primarily resulting from the impact of the normal operations of Columbia River Bank and American Marine Bank.

Noninterest Expense

Total noninterest expense for the first quarter of 2010 was $33.9 million, an increase of 46% from $23.2 million for the same quarter in 2009.  The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three months ended March 31,
(dollars in thousands)	2010	$ Change	% Change	2009
Compensation	$11,768	$1,909	19%	$9,859
Employee benefits	2,515	522	26%	1,993
Contract labor	2,703	2,703	NM	- -
	16,986	5,134	43%	11,852
All other noninterest expense:
Occupancy	3,969	924	30%	3,045
Merchant processing	1,100	286	35%	814
Advertising and promotion	838	146	21%	692
Data processing	1,296	335	35%	961
Legal and professional services	1,498	531	55%	967
Taxes, license and fees	564	(232)	-29%	796
Regulatory premiums	1,496	489	49%	1,007
Net cost of operation of other real estate	1,312	1,265	2691%	47
Other	4,838	1,838	61%	3,000
Total all other noninterest expense	16,911	5,582	49%	11,329
Total noninterest expense	$33,897	$10,716	35%	$23,181

NM – Not Meaningful

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended
	March 31,
(in thousands)	2010	2009	Increase (Decrease) Amount
Core deposit intangible amortization	$787	$270	$517
Software support & maintenance	246	162	84
Telephone & network communications	583	359	224
Federal Reserve Bank processing fees	68	82	(14)
Supplies	309	189	120
Postage	476	311	165
Investor relations	20	83	(63)
Travel	164	89	75
ATM Network	177	142	35
Sponsorships and charitable contributions	191	145	46
Directors fees	111	108	3
Employee expenses	133	102	31
Insurance	234	116	118
CRA partnership investment expense	66	87	(21)
Miscellaneous	1,273	755	518
Total other noninterest expense	$4,838	$3,000	$1,838

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis, which is not defined in accounting principles generally accepted in the United States.  Our efficiency ratio [noninterest expense divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gains and losses arising from nonrecurring transactions] was 67.03% for the first quarter 2010, compared to 63.59% for the first quarter 2009.

Income Taxes

We recorded an income tax benefit of $66 thousand for the first quarter of 2010, compared with a benefit of $816 thousand for the same period in 2009. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance and low income housing credits.  For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. In analyzing our existing portfolio, we review our consumer and residential loan portfolios by their performance as a pool of loans since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial business, private banking, real estate construction and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. We review these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we review these types of loans for impairment in accordance with the Receivables topic of the FASB ASC. Impaired loans are considered for nonaccrual status and will typically remain as such until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

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

We have diversification of loan types within our portfolio.  However, we are not immune to either the current instability in the residential real estate markets and mortgage related industries or the increasing economic stress in the commercial market.  Accordingly, we will continue to be diligent in our risk management practices and maintain, what we believe, are adequate reserves for probable loan losses.

Loan Portfolio Analysis

We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31,	% of	December 31,	% of
(in thousands)	2010	Total	2009	Total
Commercial business	$736,018	28.6%	$744,440	37.1%
Real estate:
One-to-four family residential	56,409	2.2%	63,364	3.2%
Commercial and five or more family residential properties	839,251	32.6%	856,260	42.6%
Total real estate	895,660	34.8%	919,624	45.9%
Real estate construction:
One-to-four family residential	93,788	3.6%	107,620	5.4%
Commercial and five or more family residential properties	33,422	1.3%	41,829	2.1%
Total real estate construction	127,210	4.9%	149,449	7.4%
Consumer	194,972	7.6%	199,987	10.0%
Subtotal	1,953,860	75.9%	2,013,500	100.2%
Less: Deferred loan fees	(4,251)	-0.2%	(4,616)	-0.2%
Total noncovered loans	1,949,609		2,008,884
Net covered loans	625,331	24.3%	- -	0.0%
Total loans	$2,574,940	100.0%	$2,008,884	100.0%

Total loans increased $566.1 million, or 28%, from year-end 2009.  The increase in total loans was driven primarily by FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank.  Although the acquisitions of Columbia River and American Marine Banks increased our loan portfolio by $625.3 million, the credit risk associated with the acquired loans was substantially mitigated by the loss-sharing agreements with the FDIC.

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

Generally, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with us. Our underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

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

Nonaccrual noncovered loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectability of principal or interest. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status.  When a noncovered loan is placed on nonaccrual status, any accrued but unpaid interest on that date is removed from interest income.

Covered loans: We consider covered loans to be performing due to the application of the yield accretion method under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided the loans have common risk characteristics.  A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  Accordingly, loans that may have been classified as nonperforming loans by Columbia River Bank and American Marine Bank are no longer classified as nonperforming because, at acquisition, we believe we will fully collect the new carrying value of these loans.  The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

	March 31,	December 31,
(in thousands)	2010	2009
Nonaccrual noncovered loans:
Commercial business	$18,422	$18,979
Real estate:
One-to-four family residential	2,839	1,860
Commercial and five or more family residential real estate	28,626	24,354
Total real estate	31,465	26,214
Real estate construction:
One-to-four family residential	37,850	47,653
Commercial and five or more family residential real estate	13,635	16,230
Total real estate construction	51,485	63,883
Consumer	4,193	1,355
Total nonaccrual loans	105,565	110,431
Restructured noncovered loans:
One-to-four family residential construction	287	60
Total nonperforming noncovered loans	105,852	110,491
Noncovered real estate owned and other personal property owned	20,726	19,037
Total nonperforming noncovered assets	$126,578	$129,528

As of March 31, 2010, nonperforming, noncovered assets were $126.6 million, compared to $129.5 million at December 31, 2009.  The percent of nonperforming, noncovered assets to period-end noncovered assets at March 31, 2010 was 3.62% compared to 4.05% for December 31, 2009 and 3.99% at March 31, 2009.  Nonperforming assets do not include $9.1 million of covered OREO acquired in the FDIC assisted bank acquisitions as a result of the loss sharing agreements between the FDIC and Columbia Bank.

 Commercial real estate loans, including commercial real estate construction loans, are the primary component of nonperforming assets representing $42.3 million, or 33% of nonperforming assets.  Additionally, residential construction loans continue to be a major component of nonperforming assets, representing $37.9 million, or 30% of nonperforming assets.

In the residential construction segment, there was a modest reduction in nonperforming assets of $9.6 million.  For the quarter in this segment, the Company added very little in new nonaccrual loans, received $4.7 million in payments, sold $2.1 million of OREO, and had net charge-offs of $4.0 million.  Approximately $3.5 million of these net charge-offs were related to credits where the Company had previously written down the loan amount; however, due to continued declines in residential real estate values, we continue to take the prudent step of marking these assets down as we receive updated information concerning the various projects we have financed.  In the commercial real estate segment, including commercial real estate construction, there was a moderate increase in nonperforming assets of $3.2 million.  For the quarter in this segment, the Company added $10.4 million of nonaccrual loans, received $601 thousand in payments, returned approximately $3.4 million in loans to accrual status and had net charge-offs of $3.4 million, including $2.4 million of additional write-downs on existing nonperforming assets as market values on these assets continued to decline.  As the market conditions continue to change over the course of 2010, we will continually reevaluate our nonperforming assets to ensure they are appropriately valued.

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

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded loan commitments and letters of credit, see Note 7 to the Consolidated Condensed Financial Statements.

At March 31, 2010, our allowance for loan and lease losses was $57.0 million, or 2.92% of total noncovered loans (excluding loans held for sale) and 54% of nonperforming, noncovered loans and 45% of nonperforming, noncovered assets. This compares with an allowance of $53.5 million, or 2.66% of the total loan portfolio (excluding loans held for sale), 48% of nonperforming loans and 41% of nonperforming assets at December 31, 2009.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2010	2009
Beginning balance	$53,478	$42,747
Charge-offs:
Residential, construction, land & acquisitions	(4,662)	(6,285)
Commercial business	(2,216)	(2,557)
Commercial real estate	(4,836)	(703)
Consumer	(1,139)	(162)
Total charge-offs	(12,853)	(9,707)
Recoveries
One-to-four family residential	- -	68
Residential construction, land & acquisitions	767	39
Commercial business	523	42
Commercial real estate:	39	22
Consumer	27	38
Total recoveries	1,356	209
Net charge-offs	(11,497)	(9,498)
Provision charged to expense	15,000	11,000
Ending balance	$56,981	$44,249
Total noncovered loans, net at end of period (1)	$1,949,609	$2,185,755
Allowance for loan losses to period-end loans	2.92%	2.02%

(1)	Excludes loans held for sale.

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

At March 31, 2010 and December 31, 2009, our allowance for unfunded loan commitments and letters of credit was $815 thousand and $775 thousand, respectively.

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

At March 31, 2010, the market value of securities available for sale had an unrealized gain, net of tax, of $14.7 million compared to an unrealized gain, net of tax, of $11.2 million at December 31, 2009.  The change in market value of securities available for sale is due primarily to fluctuations in interest rates.  The Company does not consider these investment securities to be other than temporarily impaired.  In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

During the three months ended March 31, 2010, $69.3 million of investment securities were sold resulting in a net gain of approximately $58 thousand. The majority of securities sold were acquired in the Columbia River Bank acquisition.  Those investment securities were sold as the characteristics of those securities neither fit well within the Company’s existing investment securities portfolio nor align with the Company’s investment strategy

The following table sets forth our securities portfolio by type for the dates indicated:

	March 31,	December 31,
(in thousands)	2010	2009
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$479,230	$400,156
State and municipal securities	236,565	218,911
Other securities	3,236	971
Total	$719,031	$620,038

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the Federal Home Loan Bank of Seattle (the “FHLB”). The Federal Reserve Bank of San Francisco (“FRB”), and wholesale repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, acquire securities and other assets and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $783 thousand, or 38%, since year-end 2009 while non-core deposits increased $103 thousand, or 25%, from year-end 2009. The increase in deposits was primarily the result of the Columbia River Bank and American Marine Bank acquisitions, which resulted in the addition of $696.8 million and $142.1 million, respectively, from each acquisition.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At March 31, 2010 brokered and other wholesale deposits (excluding public deposits) totaled $105.9 million, or 3% of total deposits, compared to $150.1 million, or 6% of total deposits, at year-end 2009. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2010		December 31, 2009		March 31, 2009
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$756,060	22.4%	$574,687	23.1%	$474,736	20.2%
Interest bearing demand	651,351	19.3%	499,922	20.1%	454,723	19.4%
Money market	902,176	26.8%	604,229	24.3%	528,990	22.6%
Savings	204,801	6.1%	139,406	5.6%	133,517	5.7%
Certificates of deposit less than $100,000	341,798	10.1%	254,577	10.3%	281,660	12.0%
Total core deposits	2,856,186	84.8%	2,072,821	83.5%	1,873,626	79.9%
Certificates of deposit greater than $100,000	407,002	12.1%	259,794	10.5%	314,721	13.4%
Wholesale certificates of deposit (CDARS®)	82,781	2.5%	96,314	3.9%	95,817	4.1%
Wholesale certificates of deposit	23,155	0.7%	53,776	2.2%	60,242	2.6%
Subtotal	3,369,124	100.0%	2,482,705	100.0%	2,344,406	100.0%
Premium resulting from acquisition date fair value adjustment	2,041		- -		- -
Total deposits	$3,371,165		$2,482,705		$2,344,406

Borrowings

We rely on Federal Home Loan Bank advances and Federal Reserve Bank borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, one-to-four family real estate mortgages and other loans.  At March 31, 2010, we had FHLB advances of $124.9 million, before acquisition date fair value adjustments, compared to $100 million at December 31, 2009.  The increase in FHLB advances was the result of acquiring Columbia River Bank and American Marine Bank in FDIC-assisted acquisitions.  The Bank assumed $18.4 million in FHLB advances from Columbia River Bank, of which $18.0 million matured and was repaid.  The Bank also assumed $36.5 million in FHLB advances from American Marine Bank of which $12.0 million has been repaid.  The Bank had no other borrowing activity other than repayment on assumed borrowings from the banks acquired in the FDIC-assisted acquisitions.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2010 and December 31, 2009 we had repurchase agreements of $25.0 million.  Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30-year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 3.83% at March 31, 2010. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable.  Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.00% at March 31, 2010.  The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.7 million at March 31, 2010 and December 31, 2009. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2010, we had commitments to extend credit of $578.2 million compared to $587.5 million at December 31, 2009.

Capital Resources

Shareholders’ equity at March 31, 2010 was $538.7 million, up from $528.1 million at December 31, 2009. Shareholders’ equity was 13.0% and 16.5% of total period-end assets at March 31, 2010 and December 31, 2009, respectively. The Company’s tangible common equity to tangible assets ratio was 8.31% at March 31, 2010 compared to 11.40% at December 31, 2009.  Tangible common equity to tangible assets is defined as total shareholders’ equity, less any outstanding preferred stock, reduced by recorded goodwill and other intangible assets divided by total assets reduced by recorded goodwill and other intangible assets.

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

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10% and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2010 and December 31, 2009.

	Company		Columbia Bank		Requirements
	3/31/2010	12/31/2009	3/31/2010	12/31/2009	Adequately capitalized	Well-Capitalized
Total risk-based capital ratio	17.80%	19.60%	17.33%	16.17%	8%	10%
Tier 1 risk-based capital ratio	16.54%	18.34%	16.07%	14.91%	4%	6%
Leverage ratio	10.94%	14.33%	10.70%	11.73%	4%	5%

In May 2010, the Company completed an underwritten public offering of 11,040,000 shares of our common stock at a purchase price to the public of $21.75 per share, resulting in gross proceeds of $240.1 million and net proceeds to us of approximately $229.1 million.

Stock Repurchase Program

In March 2002 the Board of Directors approved a common stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of March 31, 2010 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which were repurchased in the period covered by this report. Due to our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program, we would first have to obtain approval from the Treasury before commencing any common stock repurchases under this plan.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2010, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2009. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2009 Annual Report on Form 10-K.

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

Given the continued economic recession, market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC with respect to the assets we recently acquired of Columbia River Bank and American Marine Bank, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. We may also experience difficulties in complying with the technical requirements of our loss-sharing agreements with the FDIC, which could result in some assets which we acquire in FDIC-assisted transactions losing their coverage under such agreements. There is no assurance that as our integration efforts continue in connection with these transactions, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.

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

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions.

A part of our near-term business strategy is to pursue failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume in such transactions. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive and the FDIC does not provide information about bids until after the failing bank has been closed. We may not be able to match or beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less attractive to us.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under the acquisition method of accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.

We may pursue additional capital, which may not be available on acceptable terms or at all, could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future, including the possible redemption of the Series A Preferred Stock we issued and sold to Treasury under the CPP. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to our banking subsidiary, Columbia State Bank (the “Bank”). Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.

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

Additional increases in FDIC insurance premiums could have a significant impact on Columbia.

In November 2009, the FDIC issued a rule requiring that insured institutions prepay their estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for 2010, 2011 and 2012, and, in September 2009, the FDIC increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments imposed in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of March 31, 2010, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2010, we had stock in the FHLB totaling $17.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of March 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. The Series A Preferred Stock’s dividend rate will increase to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Series A Preferred Stock prior to the date of this increase, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our earnings and could also adversely affect our ability to declare and pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of Columbia. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 1.4% of the shares of our common stock outstanding as of March 31, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although the Treasury has agreed not to vote any of the shares of common stock acquired upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

There can be no assurance as to the level of dividends we may pay on our common stock.

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

We are a separate and distinct legal entity from our banking subsidiary, Columbia State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock and principal and interest on our outstanding debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common or preferred stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt.

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

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Our profitability measures could be adversely affected if we are unable to effectively deploy recently raised capital.

We may use the net proceeds of our recently completed offering for selective acquisitions that meet our disciplined acquisition criteria, to fund internal growth, or the repurchase of all or a portion of the Series A Preferred Stock issued to the Treasury, and for general corporate purposes. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently a party to any purchase or merger agreement. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of our recent offering in securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.

We have various anti-takeover measures that could impede a takeover.
Our articles of incorporation include certain provisions that could make more difficult the acquisition of us by means of a tender offer, a proxy contest, merger or otherwise. These provisions include certain non-monetary factors that our board of directors may consider when evaluating a takeover offer, and a requirement that any “Business Combination” be approved by the affirmative vote of no less than 66 2/3% of the total shares attributable to persons other than a “Control Person.” These provisions may have the effect of lengthening the time required for a person to acquire control of us though a tender offer, proxy contest or otherwise, and may deter any potentially hostile offers or other efforts to obtain control of us. This could deprive our shareholders of opportunities to realize a premium for their Columbia common stock, even in circumstances where such action is favored by a majority of our shareholders.

Loans acquired in the Columbia River Bank and American Marine Bank acquisitions may not be covered by the loss-sharing agreements if the FDIC determines we have not adequately managed these agreements.

Although the FDIC has agreed to reimburse us for 80% of the losses on covered loans up to $206 million for Columbia River Bank and $66 million for American Marine Bank and up to 95% of losses on covered loans beyond those amounts, the FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED.]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1
Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Columbia River Bank, The Dalles, Oregon, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of January 22, 2010 (1)

10.1	Form of Long-Term Restricted Stock Award Agreement (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010
(2)           Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SECon January 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 10, 2010	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2010	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1
Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Columbia River Bank, The Dalles, Oregon, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of January 22, 2010 (1)

10.1	Form of Long-Term Restricted Stock Award Agreement (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2010
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010