Form 10-Q
period 2010-06-30
COLUMBIA BANKING SYSTEM INC
filed 2010-08-04
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Yes  ☐    No   ☒

The number of shares of common stock outstanding at July 30, 2010 was 39,323,290.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2010	2009	2010	2009
Interest Income
Loans	$38,940	$29,250	$75,887	$59,051
Taxable securities	4,708	4,195	9,453	8,403
Tax-exempt securities	2,290	2,076	4,736	4,089
Federal funds sold and deposits in banks	210	9	359	16

Total interest income	46,148	35,530	90,435	71,559
Interest Expense
Deposits	4,334	5,874	9,275	12,766
Federal Home Loan Bank and Federal Reserve Bank borrowings	710	700	1,415	1,465
Long-term obligations	254	306	503	657
Other borrowings	118	119	236	237

Total interest expense	5,416	6,999	11,429	15,125

Net Interest Income	40,732	28,531	79,006	56,434
Provision for loan and lease losses	13,500	21,000	28,500	32,000

Net interest income after provision for loan and lease losses	27,232	7,531	50,506	24,434

Noninterest Income
Gain on bank acquisitions	—	—	9,818	—
Service charges and other fees	6,442	3,562	11,866	7,176
Merchant services fees	1,913	1,880	3,652	3,650
Redemption of Visa and Mastercard shares	—	49	—	49
Gain on sale of investment securities, net	—	—	58	—
Bank owned life insurance	516	516	1,020	1,017
Change in indemnification asset	3,399	—	3,399	—
Other	967	993	1,897	2,082

Total noninterest income	13,237	7,000	31,710	13,974
Noninterest Expense
Compensation and employee benefits	17,497	12,296	34,483	24,148
Occupancy	4,307	2,937	8,276	5,982
Merchant processing	1,227	879	2,327	1,693
Advertising and promotion	785	687	1,623	1,379
Data processing and communications	2,567	1,354	4,446	2,674
Legal and professional fees	1,477	1,019	2,975	1,986
Taxes, licenses and fees	688	597	1,252	1,393
Regulatory premiums	1,462	2,492	2,958	3,499
Net cost of operation of other real estate	(672)	225	640	272
Amortization of intangibles	1,055	271	1,842	541
Other	4,352	2,557	7,820	4,928

Total noninterest expense	34,745	25,314	68,642	48,495

Income (loss) before income taxes	5,724	(10,783)	13,574	(10,087)
Income tax provision (benefit)	668	(5,253)	602	(6,069)

Net Income (Loss)	$5,056	$(5,530)	$12,972	$(4,018)

Net Income (Loss) Applicable to Common Shareholders	$3,946	$(6,631)	$10,755	$(6,212)

Earnings (loss) per common share
Basic	$0.11	$(0.37)	$0.34	$(0.35)
Diluted	$0.11	$(0.37)	$0.34	$(0.35)
Dividends paid per common share	$0.01	$0.01	$0.02	$0.05
Weighted average number of common shares outstanding	34,829	18,002	31,376	17,991
Weighted average number of diluted common shares outstanding	35,077	18,002	31,607	17,991

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks			$89,026	$55,802
Interest-earning deposits with banks			407,922	249,272

Total cash and cash equivalents			496,948	305,074
Securities available for sale at fair value (amortized cost of $681,499 and $602,675, respectively)			709,917	620,038
Federal Home Loan Bank stock at cost			17,908	11,607
Loans, net of deferred loan fees of ($4,047) and ($4,616), respectively			1,945,972	2,008,884
Less: allowance for loan and lease losses			59,748	53,478

Noncovered loans, net			1,886,224	1,955,406
Loans covered under FDIC loss share agreements			584,954	—

Total loans, net			2,471,178	1,955,406
FDIC indemnification asset			194,865	—
Interest receivable			15,167	10,335
Premises and equipment, net			61,360	62,670
Other real estate owned ($14,351 and $0 covered by FDIC loss share at June 30, 2010 and December 31, 2009, respectively)			37,165	19,037
Goodwill			110,013	95,519
Core deposit intangible, net			20,776	4,863
Other assets			153,818	116,381

Total Assets			$4,289,115	$3,200,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing			$835,356	$574,687
Interest-bearing			2,449,591	1,908,018

Total deposits			3,284,947	2,482,705
Federal Home Loan Bank advances			125,766	100,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			173	86
Long-term subordinated debt			25,703	25,669
Other liabilities			52,231	39,331

Total liabilities			3,513,820	2,672,791
Commitments and contingent liabilities
Shareholders’ equity:
	June 30, 2010	December 31, 2009
Preferred stock (no par value, $76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	77	77	74,595	74,301
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,304	28,129	579,049	348,706
Retained earnings			103,397	93,316
Accumulated other comprehensive income			18,254	11,816

Total shareholders’ equity			775,295	528,139

Total Liabilities and Shareholders’ Equity			$4,289,115	$3,200,930

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2009	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385

Comprehensive income:
Net income	—	—	—	—	(4,018)	—	(4,018)
Other comprehensive loss, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	4,061	4,061
Net change in cash flow hedging instruments	—	—	—	—	—	(879)	(879)
Net pension plan liability adjustment	—	—	—	—	—	(670)	(670)

Total comprehensive income							(1,506)
Accretion of preferred stock discount	—	272	—	—	(272)	—	—
Issuance of common stock - stock option and other plans	—		35	345	—	—	345
Issuance of common stock - restricted stock awards, net of cancelled awards	—	—	78	—	—	—	—
Share-based payment	—	—	—	575	—	—	575
Tax benefit deficiency associated with share-based compensation	—	—	—	(96)	—	—	(96)
Preferred dividends	—	—	—	—	(1,922)	—	(1,922)
Cash dividends paid on common stock	—	—	—	—	(910)	—	(910)

Balance at June 30, 2009	77	$74,015	18,264	$234,016	$95,939	$7,901	$411,871

Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income	—	—	—	—	12,972	—	12,972
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	7,128	7,128
Net change in cash flow hedging instruments	—	—	—	—	—	(727)	(727)
Net pension plan liability adjustment	—	—	—	—	—	37	37

Total comprehensive income							19,410
Accretion of preferred stock discount	—	294	—	—	(294)	—	—
Issuance of common stock, net of offering costs			11,040	229,129			229,129
Issuance of common stock - stock option and other plans	—	—	42	521	—	—	521
Issuance of common stock - restricted stock awards, net of cancelled awards	—	—	93	—	—	—	—
Share-based payment	—	—	—	705	—	—	705
Tax benefit deficiency associated with share-based compensation	—	—	—	(12)	—	—	(12)
Preferred dividends	—	—	—	—	(1,922)	—	(1,922)
Cash dividends paid on common stock	—	—	—	—	(675)	—	(675)

Balance at June 30, 2010	77	$74,595	39,304	$579,049	$103,397	$18,254	$775,295

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$12,972	$(4,018)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	28,500	32,000
Deferred income taxes	142	(2,925)
Stock-based compensation expense	705	575
Depreciation, amortization and accretion	2,685	3,435
Net realized gain on FDIC assisted bank acquisitions	(9,818)	—
Net realized gain on sale of securities	(58)	—
Net realized (gain) loss on sale of other assets	(14)	154
Net realized gain on sale of other real estate owned	(1,644)	—
Gain on termination of cash flow hedging instruments	(1,128)	(1,364)
Write-down on other real estate owned	1,793	—
Net change in:
Loans held for sale	—	(308)
Interest receivable	469	1,172
Interest payable	(459)	(1,558)
Other assets	(7,290)	(857)
Other liabilities	11,327	(2,559)

Net cash provided by operating activities	38,182	23,747
Cash Flows From Investing Activities
Purchases of securities available for sale	(64,054)	(43,951)
Proceeds from sales of securities available for sale	69,328	—
Proceeds from principal repayments and maturities of securities available for sale	42,790	32,311
Loans originated and acquired, net of principal collected	97,279	77,529
Purchases of premises and equipment	(1,054)	(4,663)
Proceeds from disposal of premises and equipment	60	10
Proceeds from sales of covered other real estate owned	9,347	—
Proceeds from sales of other real estate and other personal property owned	3,190	3,571
Capital improvements on OREO properties	(579)	(6)
Net cash acquired in business combinations	145,534	—

Net cash provided by investing activities	301,841	64,801
Cash Flows From Financing Activities
Net decrease in deposits	(345,080)	(28,825)
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings	—	709,000
Repayment from Federal Home Loan Bank and Federal Reserve Bank borrowings	(30,197)	(748,000)
Net (decrease) increase in other borrowings	87	(201)
Cash dividends paid	(2,597)	(2,768)
Proceeds from issuance of common stock	229,129	—
Proceeds from exercise of stock options	509	249

Net cash used in financing activities	(148,149)	(70,545)
Increase in cash and cash equivalents	191,874	18,003
Cash and cash equivalents at beginning of period	305,074	88,730

Cash and cash equivalents at end of period	$496,948	$106,733

Supplemental Information:
Cash paid for interest	$11,888	$16,683
Cash paid for income tax	$—	$500
Loans transferred to other real estate owned	$15,019	$9,248

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results to be anticipated for the year ending December 31, 2010. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K.

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

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The assessment for impairment occurs when and while such loans are designated as criticized/classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $250,000 are considered impaired and analyzed individually on a quarterly basis. Criticized/classified loans with an outstanding balance greater than $250,000 are evaluated for potential impairment on a quarterly basis.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

All other real estate owned acquired in FDIC-assisted acquisitions are subject to FDIC loss-sharing agreements and are referred to as covered OREO. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered OREO status, acquisition date fair value discounts on the related loan are also transferred to covered OREO. Fair value adjustments on covered OREO result in a reduction of the covered other real estate carrying amount and a corresponding increase in the expected FDIC reimbursement, with the estimated net loss to the Company, if any, charged against earnings.

The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under those agreements was recorded in the FDIC indemnification asset on the Consolidated Condensed Balance Sheet. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and covered OREO and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and covered OREO and is the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increase in cash flows of the loans over those expected will result in a decrease in the accretion for the FDIC indemnification asset recognized in noninterest income. Any decrease in cash flows of the loans over those expected will result in an increase in the FDIC indemnification asset with a corresponding benefit recorded to the provision for loan and lease losses.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

2. Accounting Pronouncements Recently Issued

In July 2010, the FASB issued ASU 2010-20, an amendment of Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). ASU 2010-20 attempts to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the amendments in this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

1.	the nature of credit risk inherent in the entity’s portfolio of financing receivables,

2.	how that risk is analyzed and assessed in arriving at the allowance for credit losses and

3.	the changes and reasons for those changes in the allowance for credit losses.

In addition to existing requirements, the amendments in this update require an entity to provide the following additional disclosures about its financing receivables:

1.	credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables,

2.	the aging of past due financing receivables at the end of the reporting period by class of financing receivables,

3.	the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses,

4.	the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses and

5.	significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment.

The new guidance will become effective in the first interim or annual period ending on or after December 15, 2010. The new guidance will not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, an amendment of Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (Topic 310-30). ASU 2010-18 attempts to eliminate diversity in practice related to loan modifications. Modifications of loans within a pool of loans accounted for as a single asset do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. The new guidance will become effective in the first interim or annual period ending on or after July 15, 2010 and is to be applied prospectively. The Company was already in compliance with the amendments of this topic prior to the release of ASU 2010-18. The new guidance will not have an impact on the Company’s consolidated financial statements.

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

3. Earnings per Common Share

Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities, applying the treasury stock method. The Company calculates earnings per share using the two-class method as described in the Earnings per Share topic of the FASB ASC. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2010	2009	2010	2009
Basic EPS:
Net income	$5,056	$(5,530)	$12,972	$(4,018)
Less: Preferred dividends and accretion of issuance discount for preferred stock	(1,110)	(1,101)	(2,217)	(2,194)

Net income applicable to common shareholders	$3,946	$(6,631)	$10,755	$(6,212)
Less: Earnings allocated to participating securities	(38)	(3)	(109)	(10)

Earnings allocated to common shareholders	$3,908	$(6,634)	$10,646	$(6,222)

Weighted average common shares outstanding	34,829	18,002	31,376	17,991
Basic earnings per common share	$0.11	$(0.37)	$0.34	$(0.35)

Diluted EPS:
Earnings allocated to common shareholders	$3,908	$(6,634)	$10,646	$(6,212)

Weighted average common shares outstanding	34,829	18,002	31,376	17,991
Dilutive effect of equity awards and warrants	248	—	231	—

Weighted average diluted common shares outstanding	35,077	18,002	31,607	17,991

Diluted earnings per common share	$0.11	$(0.37)	$0.34	$(0.35)

Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	54	957	54	958

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

The operating results of the Company for the six months ended June 30, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 23, 2010 to June 30, 2010. Due primarily to the Company acquiring only certain assets and liabilities of Columbia River Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of Columbia River Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

On April 22, 2010, the Company notified the FDIC of its intent to purchase fourteen branch buildings from the Columbia River Bank Receivership. The fourteen branch buildings have an aggregate appraised value of $15.8 million. Additionally, the Company accepted leases on nine former branch and administrative locations of Columbia River Bank.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

The operating results of the Company for the six months ended June 30, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 30, 2010 to June 30, 2010. Due primarily to the Company acquiring only certain assets and liabilities of American Marine Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of American Marine Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

Loans - We refer to certain loans acquired in the Columbia River Bank and American Marine Bank acquisitions as “covered loans” as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss-sharing agreements. The estimated fair value of the loan portfolios at the acquisition dates represents the discounted expected cash flows from the portfolio. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the Columbia River Bank and American Marine Bank loan portfolios at the acquisition dates.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

5. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

Securities Available for Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$453,498	$17,065	$(8)	$470,555
State and municipal securities	222,553	11,621	(388)	233,786
Other securities	5,448	141	(13)	5,576

Total	$681,499	$28,827	$(409)	$709,917

December 31, 2009:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$390,688	$10,034	$(566)	$400,156
State and municipal securities	210,987	8,545	(621)	218,911
Other securities	1,000	—	(29)	971

Total	$602,675	$18,579	$(1,216)	$620,038

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

At June 30, 2010, available for sale securities with a carrying amount of $28.4 million were pledged as collateral for repurchase agreement borrowings. In addition, available for sale securities with a carrying amount of $12.1 million at June 30, 2010 were pledged as collateral for potential obligations under certain interest rate swap agreements.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

June 30, 2010

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,156	$(8)	$17	$—	$1,173	$(8)
State and municipal securities	5,886	(11)	13,208	(377)	19,094	(388)
Other securities	—	—	987	(13)	987	(13)

Total	$7,042	$(19)	$14,212	$(390)	$21,254	$(409)

December 31, 2009
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$87,879	$(566)	$17	$—	$87,896	$(566)
State and municipal securities	14,846	(42)	16,272	(579)	31,118	(621)
Other securities	—	—	971	(29)	971	(29)

Total	$102,725	$(608)	$17,260	$(608)	$119,985	$(1,216)

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

6. Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

(in thousands)	June 30, 2010	December 31, 2009
Loans not covered under loss share agreements:
Commercial business	$756,796	$744,440
Real Estate:
One-to-four family residential	56,554	63,364
Commercial and five or more family residential properties	821,504	856,260

Total real estate	878,058	919,624
Real estate construction:
One-to-four family residential	85,151	107,620
Commercial and five or more family residential properties	33,438	41,829

Total real estate construction	118,589	149,449
Consumer	196,576	199,987
Less deferred loan fees and other	(4,047)	(4,616)

Total loans not covered under loss share agreements	1,945,972	2,008,884

Net covered loans under loss share agreements	584,954	—
Total loans, net of deferred loan fees	$2,530,926	$2,008,884

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

At June 30, 2010 and December 31, 2009, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. The majority of the Company’s loans and loan commitments are geographically concentrated in its service areas within the states of Washington and Oregon.

As of the acquisition dates, we estimated the fair value of the Columbia River Bank and American Marine Bank loan portfolios at $480.3 million and $176.3 million, respectively, which represents the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, we (a) calculated the contractual amount and timing of the undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of the undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of credit risk in the covered loan portfolios on the acquisition dates. On the acquisition dates, the preliminary estimate of the undiscounted contractual principal and interest payments for the covered loans acquired in the Columbia River Bank and American Marine Bank acquisitions were $799.8 million and $259.6 million, respectively. The accretable yields were approximately $101.1 million and $21.6 million, respectively, and the non-accretable differences were $217.9 million and $65.5 million, respectively. The expected cash flows at acquisition date, which is the undiscounted contractual principal and interest payments, less the non-accretable differences were $581.9 million and $194.1 million, respectively.

The following table shows the changes in accretable yield for acquired loans for the six months ended June 30, 2010:

(in thousands)	Accretable Yield
Balance at beginning of period	$—
Additions	122,705
Accretion	(605)
Changes to accretable yield	1,491

Balance at end of period	$123,591

FDIC indemnification asset - As of March 31, 2010, we recorded an FDIC indemnification asset of $210.4 million, consisting of the present value of the amounts the Company expects to receive from the FDIC under the loss-sharing agreements. During the quarter ended June 30, 2010, the Company recorded $4.0 million of accretion into income, which was partially offset by $553 thousand in losses related to the sale of covered OREO. As of June 30, 2010, the recorded FDIC indemnification asset was $194.9 million.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

7. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for loan and lease losses for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$56,981	$44,249	$53,478	$42,747
Provision charged to expense	13,500	21,000	28,500	32,000
Loans charged off	(11,073)	(16,797)	(23,926)	(26,504)
Recoveries	340	428	1,696	637

Ending balance	$59,748	$48,880	$59,748	$48,880

At June 30, 2010, there was no allowance for loan losses related to the loans covered under loss-sharing agreements.

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$815	$550	$775	$500
Net changes in the allowance for unfunded commitments and letters of credit	—	25	40	75

Ending balance	$815	$575	$815	$575

At June 30, 2010 and December 31, 2009, the total recorded investment in impaired loans was $106.9 million and $116.4 million, respectively. At June 30, 2010, $15.2 million of impaired loans had a specific valuation allowance of $4.1 million. At December 31, 2009, $18.1 million of impaired loans had a specific valuation allowance of $3.8 million.

8. Changes in Other Real Estate Owned

The following table sets forth activity in noncovered OREO for the period:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Noncovered OREO:
Balance, beginning of period	$19,432	$19,037
Transfers in, net of write-downs ($0 and $150 thousand, respectively)	5,797	8,013
OREO improvements	250	579
Additional OREO write-downs	(772)	(1,571)
Proceeds from sale of OREO property	(1,829)	(3,190)
Loss on sale of OREO	(64)	(54)

Total non-covered OREO, end of period	$22,814	$22,814

At June 30, 2010 OREO was $37.2 million, which included $14.4 million of covered OREO acquired in the FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. The acquired OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95% of additional write-downs and losses on covered OREO sales if the minimum loss share threshold has been met (see note 4 for threshold amounts).

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

9. Goodwill and Intangible Assets

At June 30, 2010 and December 31, 2009, the Company had $110.0 million and $95.5 million in goodwill, respectively. At June 30, 2010 and December 31, 2009, the Company had a core deposit intangible (“CDI”) asset of $20.8 million and $4.9 million, respectively. In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. Amortization expense related to the CDI was $1.1 million and $271 thousand for the three months ended June 30, 2010 and June 30, 2009 and $1.8 million and $541 thousand for the six months ended June 30, 2010 and June 30, 2009, respectively. The CDI amortization expense is included in other noninterest expense on the Consolidated Condensed Statements of Income.

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

Common Stock. On January 28, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on February 24, 2010 to shareholders of record as of the close of business on February 10, 2010. On April 28th, the Company declared a quarterly cash dividend of $0.01 per share, payable on May 26, 2010, to shareholders of record at the close of business May 12, 2010. Subsequent to quarter end, on July 29, 2010 the Company declared a quarterly cash dividend of $0.01 per share, payable on August 25, 2010, to shareholders of record at the close of business August 11, 2010.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

11. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Net income (loss) as reported	$5,056	$(5,530)
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($1,907) and ($1,625)	3,610	2,949
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $0	—	—

Net unrealized gain from securities, net of reclassification adjustment	3,610	2,949
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $137 and $249	(248)	(452)

Net change in cash flow hedging instruments	(248)	(452)
Pension plan liability adjustment:
Net unrealized gain (loss) from unfunded defined benefit plan liability arising during the period, net of tax of $0	—	—
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($4) and ($10)	7	19

Pension plan liability adjustment, net	7	19

Total comprehensive income (loss)	$8,425	$(3,014)

	Six Months Ended June 30,
(in thousands)	2010	2009
Net income (loss) as reported	$12,972	$(4,018)
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($3,943) and ($2,237)	7,166	4,061
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $20 and $0	(38)	—

Net unrealized gain from securities, net of reclassification adjustment	7,128	4,061
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $401 and $485	(727)	(879)

Net change in cash flow hedging instruments	(727)	(879)
Pension plan liability adjustment:
Net unrealized gain (loss) from unfunded defined benefit plan liability arising during the period, net of tax of $(12) and $379	23	(689)
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($8) and ($10)	14	19

Pension plan liability adjustment, net	37	(670)

Total comprehensive income (loss)	$19,410	$(1,506)

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at June 30, 2010	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2	Level 3
Assets
Securities available for sale	$709,917	$—	$709,917	$—
Other assets (Interest rate contracts)	$12,002	$—	$12,002	$—
Liabilities
Other liabilities (Interest rate contracts)	$12,002	$—	$12,002	$—

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at June 30, 2010:

(in thousands)	Fair value at June 30, 2010	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2010	Losses During the Six Months Ended June 30, 2010
		Level 1	Level 2	Level 3
Impaired loans	$34,422	$—	$—	$34,422	$10,611	$23,260
Non-covered OREO	10,285	—	—	10,285	771	1,721

	$44,707	$—	$—	$44,707	$11,382	$24,981

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and interest-earning deposits with banks - The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value that approximates carrying value.

Securities available for sale - The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and discounted cash flows.

Loans - Originated Loans - Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 12, Fair Value Accounting and Measurement. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2010 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the Federal Deposit Insurance Corporation. Acquired Loans – Fair value of loans acquired in FDIC-assisted transactions was estimated by applying a valuation discount derived from recent loan sales data and based upon similar loan collateral and performance characteristics.

FDIC indemnification asset - The FDIC indemnification asset is considered to have a fair value that approximates carrying value.

Interest rate contracts - Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters.

Deposits - For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and current market rates for deposits of similar remaining maturities.

FHLB and FRB borrowings - The fair value of FHLB advances and FRB borrowings are estimated based on discounting the future cash flows using the market rate currently offered.

Repurchase Agreements - The fair value of securities sold under agreement to repurchase are estimated based on discounting the future cash flows using the market rate currently offered.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

Long-term subordinated debt - The fair value of long-term subordinated debt are estimated based on discounting the future cash flows using an estimated market rate.

Other Financial Instruments - The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$89,026	$89,026	$55,802	$55,802
Interest-earning deposits with banks	407,922	407,922	249,272	249,272
Securities available for sale	709,917	709,917	620,038	620,038
Loans	2,471,178	2,291,583	1,955,406	1,808,256
FDIC indemnification asset	194,865	194,865	—	—
Interest rate contracts	12,002	12,002	9,054	9,054

Liabilities
Deposits	$3,284,947	$3,531,385	$2,482,705	$2,486,578
Federal Home Loan Bank advances	125,766	128,271	100,000	100,037
Repurchase agreements	25,000	28,376	25,000	29,884
Other borrowings	173	173	86	86
Long-term subordinated debt	25,703	24,711	25,669	20,296
Interest rate contracts	12,002	12,002	9,054	9,054

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

The following table presents the fair value of derivative instruments at June 30, 2010 and 2009:

	Asset Derivatives				Liability Derivatives
As of June 30,	2010		2009		2010		2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$12,002	Other assets	$9,489	Other liabilities	$12,002	Other liabilities	$9,489

Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate. The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million. The interest rate floors had an original maturity date of April 4, 2011. In accordance with the Derivatives and Hedging topic of the FASB ASC, the net derivative gain related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the three and six months ended June 30, 2010, $385 thousand and $1.1 million, respectively of the net derivative gain was reclassified into earnings.

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

•

the risks presented by a continued economic downturn, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

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

•	changes in FDIC policy may make the terms of future FDIC-assisted transaction opportunities less favorable to bidders such as the Company;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	the ultimate financial and operational burden of the recently enacted financial regulatory reform legislation and related rules;

•	changes in the scope and cost of FDIC insurance and other coverage, and changes in the U.S. Treasury’s Capital Purchase Program could impose financial and operational burdens;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	the Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant may be dilutive to holders of our common stock.

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

OVERVIEW

Significant influences on the quarter and six months ended June 30, 2010

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

Earnings Summary

The Company reported net income for the second quarter of $5.1 million and $3.9 million in net income applicable to common shareholders or $0.11 per diluted common share, compared to a net loss of $5.5 million and a $6.6 million net loss applicable to common shareholders or $(0.37) per diluted common share for the second quarter of 2009. Net income applicable to common shareholders for the second quarter of 2010 is net of the preferred stock dividend of $961 thousand and the accretion of the preferred stock discount totaling $149 thousand. The increase in net income from the prior year period was primarily attributable to the $18.4 million increase in revenue (net interest income plus noninterest income) coupled with the $7.5 million decline in the provision for loan and lease losses partially offset by a $9.4 million increase in noninterest expense. Return on average assets and return on average common equity were 0.47% and 2.59%, respectively, for the second quarter of 2010, compared with returns of (0.73)% and (7.73)%, respectively for the same period of 2009.

The Company reported net income for the first six months of $13.0 million and $10.8 million in net income applicable to common shareholders or $0.34 per diluted common share, compared to a net loss of $4.0 million and a $6.2 million net loss applicable to common shareholders or $(0.35) per diluted common share for the first six months of 2009. Net income applicable to common shareholders for the first six months of 2010 is net of the preferred stock dividend of $1.9 million and the accretion of the preferred stock discount totaling $294 thousand. The increase in net income from the prior year period was primarily attributable to the $9.8 million pre-tax gain on the acquisition of American Marine Bank in the first quarter and a $3.5 million decline in the provision for loan losses. Return on average assets and return on average common equity were 0.45% and 2.61%, respectively, for the first six months of 2010, compared with returns of (0.27)% and (3.63)%, respectively for the same period of 2009.

Revenue (net interest income plus noninterest income) for the three months ended June 30, 2010 was $54.0 million, 51.9% higher than the same period in 2009. The increase was primarily a result of higher net interest income and non-interest income driven by the acquisitions of Columbia River Bank and American Marine Bank.

Revenue (net interest income plus noninterest income) for the six months ended June 30, 2010 was $110.7 million, 57.2% higher than the same period in 2009. The increase was primarily a result of higher net interest income driven by the accretion of the discount on acquired loans as well higher noninterest income resulting from the $9.8 million pre-tax gain on the acquisition of American Marine Bank, as well as the increase to other income as a result of the bank acquisitions.

Total noninterest expense in the quarter ended June 30, 2010 was $34.7 million, a 37.2% increase from the second quarter of 2009. The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

Total noninterest expense in the six months ended June 30, 2010 was $68.6 million, a 41.4% increase from the first six months of 2009. The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

The provision for loan and lease losses for the second quarter of 2010 was $13.5 million compared with $21.0 million for the second quarter of 2009. The provision reflects management’s continuing evaluation of the loan portfolio’s credit quality, which is affected by a broad range of economic metrics. Additional factors affecting the provision include, but are not limited to, net-loan charge-offs, non-accrual loans, specific reserves and risk-rating migration. The provision increased the Company’s total allowance for loan and lease losses to 3.07% of net noncovered loans at June 30, 2010 from 2.66% at year-end 2009 and 2.31% at the end of the second quarter 2009. Net charge-offs for the current quarter were $10.7 million compared to $16.4 million for the second quarter of 2009.

The provision for loan and lease losses for the first six months of 2010 was $28.5 million compared with $32.0 million for the first six months of 2009. Net charge-offs for the first six months of 2010 were $22.2 million compared to $25.9 million for the first six months of 2009.

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

Net Interest Income

Net interest income for the second quarter of 2010 was $40.7 million, an increase of 42.8% from $28.5 million for the same quarter in 2009, primarily due to the impact of the addition of Columbia River Bank and American Marine Bank loan portfolios. The Company’s net interest margin increased to 4.66% in the second quarter of 2010, from 4.38% for the same quarter last year. The net interest margin was negatively impacted by interest reversals for the quarter ended June 30, 2010 related to nonaccrual loans totaling $532 thousand.

The following tables set forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and in total net interest income and net interest margin for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,			Three months ended June 30,
	2010			2009
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net (1)(2)	$2,550,813	$39,036	6.14%	$2,159,415	$29,359	5.45%
Securities (2)	728,169	8,264	4.55%	554,270	7,426	5.37%
Interest-earning deposits with banks and federal funds sold	345,566	210	0.24%	14,401	9	0.24%

Total interest-earning assets	3,624,548	$47,510	5.26%	2,728,086	$36,794	5.41%
Other earning assets	51,164			49,247
Noninterest-earning assets	652,182			247,158

Total assets	$4,327,894			$3,024,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$810,827	$2,243	1.11%	$720,458	$4,118	2.29%
Savings accounts	202,691	86	0.17%	133,815	88	0.26%
Interest-bearing demand	658,557	588	0.36%	462,433	551	0.48%
Money market accounts	815,682	1,417	0.70%	533,487	1,117	0.84%

Total interest-bearing deposits	2,487,757	4,334	0.70%	1,850,193	5,874	1.27%
Federal Home Loan Bank and Federal Reserve Bank borrowings	125,135	710	2.28%	172,770	700	1.63%
Securities sold under agreements to repurchase	25,000	118	1.89%	25,000	119	1.91%
Other borrowings	—	—	0.00%	161	0	0.50%
Long-term subordinated debt	25,692	254	3.96%	25,626	306	4.80%

Total interest-bearing liabilities	2,663,584	$5,416	0.82%	2,073,750	$6,999	1.35%
Noninterest-bearing deposits	815,904			487,192
Other noninterest-bearing liabilities	163,477			45,588
Shareholders’ equity	684,929			417,961

Total liabilities & shareholders’ equity	$4,327,894			$3,024,491

Net interest income (2)		$42,094			$29,796

Net interest margin			4.66%			4.38%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $694 thousand and $788 thousand for the three months ended June 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Six months ended June 30,			Six months ended June 30,
	2010			2009
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net (1)(2)	$2,495,919	$76,099	6.15%	$2,188,500	$59,268	5.46%
Securities (2)	719,457	16,805	4.71%	548,867	14,767	5.43%
Interest-earning deposits with banks and federal funds sold	281,727	359	0.26%	13,678	16	0.23%

Total interest-earning assets	3,497,103	$93,263	5.38%	2,751,045	$74,051	5.43%
Other earning assets	50,921			48,999
Noninterest-earning assets	589,502			241,040

Total assets	$4,137,525			$3,041,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$834,570	$5,084	1.23%	$734,875	$9,019	2.48%
Savings accounts	192,484	167	0.18%	130,384	202	0.31%
Interest-bearing demand	626,486	1,241	0.40%	465,715	1,230	0.53%
Money market accounts	788,374	2,783	0.71%	528,648	2,315	0.88%

Total interest-bearing deposits	2,441,914	9,275	0.77%	1,859,622	12,766	1.38%
Federal Home Loan Bank and Federal Reserve Bank borrowings	125,242	1,415	2.28%	193,784	1,465	1.52%
Securities sold under agreements to repurchase	25,000	236	1.91%	25,000	236	1.91%
Other borrowings	—	—	0.00%	204	1	0.56%
Long-term subordinated debt	25,684	503	3.95%	25,618	657	5.17%

Total interest-bearing liabilities	2,617,840	$11,429	0.88%	2,104,228	$15,125	1.45%
Noninterest-bearing deposits	778,354			471,532
Other noninterest-bearing liabilities	128,539			46,472
Shareholders’ equity	612,793			418,852

Total liabilities & shareholders’ equity	$4,137,525			$3,041,084

Net interest income (2)		$81,834			$58,926

Net interest margin			4.72%			4.32%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.3 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

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

(in thousands)	Three Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)	$5,717	$3,960	$9,677
Securities (2)	1,966	(1,128)	838
Interest earning deposits with banks and federal funds sold	201	0	201

Interest income (2)	$7,884	$2,832	$10,716

Interest bearing liabilities
Deposits:
Certificates of deposit	$464	$(2,339)	$(1,875)
Savings accounts	36	(38)	(2)
Interest-bearing demand	197	(160)	37
Money market accounts	515	(215)	300

Total interest on deposits	1,212	(2,752)	(1,540)
FHLB and Federal Reserve Bank borrowings	(224)	234	10
Other borrowings and interest bearing liabilities	(1)	(0)	(1)
Long-term subordinated debt	(0)	(52)	(52)

Interest expense	$987	$(2,570)	$(1,583)

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $694 thousand and $788 thousand for the three months ended June 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(in thousands)	Six Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)	$8,877	$7,954	$16,831
Securities (2)	3,924	(1,886)	2,038
Interest earning deposits with banks and federal funds sold	342	1	343

Interest income (2)	$13,143	$6,069	$19,212

Interest bearing liabilities
Deposits:
Certificates of deposit	$1,093	$(5,028)	$(3,935)
Savings accounts	74	(109)	(35)
Interest-bearing demand	362	(351)	11
Money market accounts	980	(512)	468

Total interest on deposits	2,509	(6,000)	(3,491)
FHLB and Federal Reserve Bank borrowings	(624)	574	(50)
Other borrowings and interest bearing liabilities	(2)	1	(1)
Long-term subordinated debt	1	(155)	(154)

Interest expense	$1,884	$(5,580)	$(3,696)

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.3 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the second quarter of 2010, the Company recorded $13.5 million to its provision for loan and lease losses, compared to $21 million for the same period in 2009. The provision increased the Company’s total allowance for loan losses to 3.07% of net noncovered loans at June 30, 2010. At June 30, 2010 there was no allowance for loan losses related to loans covered under the loss-sharing agreements. See the discussion under “Nonperforming Assets” for details related to the non-accrual loans.

Noninterest Income

Noninterest income was $13.2 million for the second quarter of 2010, compared to $7.0 million for the prior-year period. The increase was primarily due to $3.4 million of income from the change in the FDIC indemnification asset and an increase of $2.8 million in service charges and other fees primarily resulting from the impact of the normal operations of Columbia River Bank and American Marine Bank.

For the six months ended June 30, 2010, noninterest income increased $17.7 million or 127%, compared to the first six months of 2009. The increase was primarily due to the $9.8 million pre-tax gain on the American Marine Bank acquisition, and an increase of $4.7 million in service charges and other fees primarily resulting from the impact of the normal operations of Columbia River Bank and American Marine Bank, as well as $3.4 million of income from the change in the FDIC indemnification asset.

Noninterest Expense

Total noninterest expense for the second quarter of 2010 was $34.7 million, an increase of 37.2% from $25.3 million for the same quarter in 2009. Additionally, total noninterest expense for the first six months of 2010 was $68.6 million, an increase of 41.4% from $48.5 million for the first six months of 2009. The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three months ended June 30,				Six months ended June 30,
	2010	$ Change	% Change	2009	2010	$ Change	% Change	2009
	(dollars in thousands)				(dollars in thousands)
Compensation	$14,132	$4,626	49%	$9,506	$25,900	$6,535	34%	$19,365
Employee benefits	2,773	(17)	-1%	2,790	5,288	505	11%	4,783
Contract labor	592	592	NM	—	3,295	3,295	NM	—

	17,497	5,201	42%	12,296	34,483	10,335	43%	24,148
All other noninterest expense:
Occupancy	4,307	1,370	47%	2,937	8,276	2,294	38%	5,982
Merchant processing	1,227	348	40%	879	2,327	634	37%	1,693
Advertising and promotion	785	98	14%	687	1,623	244	18%	1,379
Data processing and communications	2,567	1,213	90%	1,354	4,446	1,772	66%	2,674
Legal and professional services	1,477	458	45%	1,019	2,975	989	50%	1,986
Taxes, license and fees	688	91	15%	597	1,252	(141)	-10%	1,393
Regulatory premiums	1,462	(1,030)	-41%	2,492	2,958	(541)	-15%	3,499
Net cost of operation of other real estate owned	(672)	(897)	-399%	225	640	368	135%	272
Amortization of intangibles	1,055	784	289%	271	1,842	1,301	240%	541
Other	4,352	1,795	70%	2,557	7,820	2,892	59%	4,928

Total all other noninterest expense	17,248	4,230	32%	13,018	34,159	9,812	40%	24,347

Total noninterest expense	$34,745	$9,431	37%	$25,314	$68,642	$20,147	42%	$48,495

NM – Not Meaningful

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended June 30,		Increase (Decrease) Amount	Six months ended June 30,		Increase (Decrease) Amount
(in thousands)	2010	2009		2010	2009
Software support & maintenance	$280	$159	$121	$526	$321	$205
Federal Reserve Bank processing fees	72	94	(22)	140	176	(36)
Supplies	400	242	158	709	431	278
Postage	498	319	179	974	630	344
Investor relations	62	91	(29)	82	174	(92)
Travel	249	90	159	413	179	234
ATM Network	208	146	62	385	288	97
Sponsorships and charitable contributions	248	193	55	439	338	101
Directors fees	113	105	8	224	213	11
Employee expenses	120	86	34	253	188	65
Insurance	141	116	25	375	232	143
CRA partnership investment expense	80	103	(23)	146	190	(44)
Miscellaneous	1,881	813	1,068	3,154	1,568	1,586

Total other noninterest expense	$4,352	$2,557	$1,795	$7,820	$4,928	$2,892

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis, which is not defined in accounting principles generally accepted in the United States. Our efficiency ratio [noninterest expense, excluding net cost of operation of other real estate divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain/loss on sale of investment securities, proceeds from redemption of Visa and Mastercard shares, gain on bank acquisition and the decrease in FDIC indemnification asset and FDIC receivable] was 68.15% for the second quarter 2010 and 67.61% for the first six months of 2010, compared to 63.79% for the second quarter 2009 and 63.69% for the first six months of 2009, respectively. The increase in the efficiency ratio from the prior year periods is primarily due to increased expenses associated with the operations of the former Columbia River Bank and American Marine Bank.

Income Taxes

We recorded an income tax provision of $668 thousand and $602 thousand for the second quarter and the first six months of 2010, compared with a benefit of $5.3 million and $6.1 million for the same periods in 2009. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2010	% of Total	December 31, 2009	% of Total	12/31/2009 Change
Commercial business	$756,796	29.9%	$744,440	37.1%	$12,356	1.7%

Real estate:
One-to-four family residential	56,554	2.2%	63,364	3.2%	$(6,810)	-10.7%
Commercial and five or more family residential properties	821,504	32.5%	856,260	42.6%	$(34,756)	-4.1%

Total real estate	878,058	34.7%	919,624	45.9%	$(41,566)	-4.5%

Real estate construction:
One-to-four family residential	85,151	3.4%	107,620	5.4%	$(22,469)	-20.9%
Commercial and five or more family residential properties	33,438	1.3%	41,829	2.1%	$(8,391)	-20.1%

Total real estate construction	118,589	4.7%	149,449	7.4%	$(30,860)	-20.6%

Consumer	196,576	7.8%	199,987	10.0%	$(3,411)	-1.7%

Subtotal	1,950,019	77.0%	2,013,500	100.2%	$(63,481)	-3.2%
Less: Deferred loan fees	(4,047)	-0.2%	(4,616)	-0.2%	$569	-12.3%

Total noncovered loans	1,945,972		2,008,884		$(62,912)	-3.1%

Net Covered Loans	584,954	23.1%	—	0.0%	584,954	100.0%

Total loans	$2,530,926	100.0%	$2,008,884	100.0%	$522,042	26.0%

Total loans increased $522.0 million, or 26.0%, from year-end 2009. The increase in total loans was driven primarily by FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. Although the acquisitions of Columbia River and American Marine Banks increased our loan portfolio by $585.0 million, the credit risk associated with the acquired loans was substantially mitigated by the loss-sharing agreements with the FDIC.

Commercial Loans: We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.

Real Estate Loans: These loans are used to collateralize outstanding advances from the FHLB. Those one-to-four family residential loans are secured by properties located within our primary market areas, and typically have loan-to-value ratios of 80% or lower.

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

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	June 30, 2010	December 31, 2009
Nonaccrual noncovered loans:
Commercial business	$17,309	$18,979
Real estate:
One-to-four family residential	3,113	1,860
Commercial and five or more family residential real estate	36,097	24,354

Total real estate	39,210	26,214
Real estate construction:
One-to-four family residential	32,653	47,653
Commercial and five or more family residential real estate	14,282	16,230

Total real estate construction	46,935	63,883
Consumer	4,955	1,355

Total nonaccrual loans	108,409	110,431
Restructured noncovered loans:
One-to-four family residential construction	687	60

Total nonperforming noncovered loans	109,096	110,491
Noncovered real estate owned and other personal property owned	22,814	19,037

Total nonperforming noncovered assets	$131,910	$129,528

In the residential construction segment, there was a modest reduction in nonperforming assets of $16.0 million. For the year-to-date in this segment, the Company added very little in new nonaccrual loans, received $7.0 million in payments, sold $3.2 million of OREO, and had net charge-offs of $7.0 million. Approximately $3.8 million of these net charge-offs were related to credits where the Company had previously written down the loan amount; however, due to continued declines in residential real estate values, we continue to take the prudent step of marking these assets down as we receive updated information concerning the various projects we have financed. In the commercial real estate segment, including commercial real estate construction, there was a moderate increase in nonperforming assets of $14.2 million. For the quarter in this segment, the Company added $23.1 million of nonaccrual loans, received $1.4 million in payments, and had net charge-offs of $4.5 million, including $3.1 million of additional write-downs on existing nonperforming assets as market values on these assets continued to decline. As the market conditions continue to change over the course of 2010, we will continually reevaluate our nonperforming assets to ensure they are appropriately valued.

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

At June 30, 2010, our allowance for loan and lease losses was $59.7 million, or 3.07% of total noncovered loans (excluding loans held for sale) and 55% of nonperforming, noncovered loans and 45% of nonperforming, noncovered assets. This compares with an allowance of $53.5 million, or 2.66% of the total loan portfolio (excluding loans held for sale), 48% of nonperforming loans and 41% of nonperforming assets at December 31, 2009.

The following table provides an analysis of the Company’s allowance for loan and lease losses at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Beginning balance	$56,981	$44,249	$53,478	$42,747

Charge-offs:
Commercial business	(5,428)	(755)	(7,644)	(3,286)
One-to-four family residential	(104)	(220)	(104)	(96)
Commercial and five-or-more family residential	(499)	(682)	(2,982)	(6,082)
One-to-four family residential construction	(3,002)	(9,759)	(7,664)	(16,168)
Commercial and five-or-more family residential construction	(726)	(4,697)	(3,079)	—
Consumer	(1,314)	(684)	(2,453)	(872)

Total charge-offs	(11,073)	(16,797)	(23,926)	(26,504)

Recoveries
Commercial business	132	363	656	405
One-to-four family residential	15	—	15	68
Commercial and five-or-more family residential	3	—	41	22
One-to-four family residential construction	141	52	908	91
Commercial and five-or-more family residential construction	—	—	—	—
Consumer	49	13	76	51

Total recoveries	340	428	1,696	637

Net charge-offs	(10,733)	(16,369)	(22,230)	(25,867)
Provision charged to expense	13,500	21,000	28,500	32,000

Ending balance	$59,748	$48,880	$59,748	$48,880

Total noncovered loans, net at end of period (1)	$1,945,972	$2,119,443	$1,945,972	$2,119,443

Allowance for loan losses to period-end loans	3.07%	2.31%	3.07%	2.31%

(1)	Excludes loans held for sale.

At June 30, 2010 and December 31, 2009, our allowance for unfunded loan commitments and letters of credit was $815 thousand and $775 thousand, respectively.

The loans acquired in the Columbia River Bank and American Marine Bank acquisitions are and will continue to be subject to the Bank’s internal and external credit review. As a result, if credit deterioration is noted subsequent to the January 22, 2010 acquisition date, such deterioration will be measured through our loss reserving methodology and a provision for loan losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC shared-loss receivable for covered loans.

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

At June 30, 2010, the market value of securities available for sale had an unrealized gain, net of tax, of $18.3 million compared to an unrealized gain, net of tax, of $11.2 million at December 31, 2009. The change in market value of securities available for sale is due primarily to fluctuations in interest rates. The Company does not consider these investment securities to be other than temporarily impaired. In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

During the six months ended June 30, 2010, $69.3 million of investment securities were sold resulting in a net gain of approximately $58 thousand. The majority of securities sold were acquired in the Columbia River Bank acquisition. Those investment securities were sold as the characteristics of those securities either did not fit well within the Company’s existing investment securities portfolio or align with its investment strategy

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	June 30, 2010	December 31, 2009
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$467,369	$400,156
U.S. government-sponsored enterprise	3,186	—
State and municipal securities	236,067	218,911
Other securities	3,295	971

Total	$709,917	$620,038

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $758.5 million, or 37%, since year-end 2009 while certificates of deposit greater than $100,000 increased $95 thousand, or 37%, from year-end 2009. The increase in deposits was primarily the result of the Columbia River Bank and American Marine Bank acquisitions, which resulted in the addition of $696.8 million and $142.1 million, respectively, from each acquisition.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At June 30, 2010 brokered and other wholesale deposits (excluding public deposits) totaled $97.4 million, or 3% of total deposits, compared to $150.1 million, or 6% of total deposits, at year-end 2009. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2010		December 31, 2009		June 30, 2009
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$835,356	25.4%	$574,687	23.1%	$491,617	20.9%
Interest bearing demand	648,263	19.7%	499,922	20.1%	456,388	19.4%
Money market	831,059	25.3%	604,229	24.3%	576,594	24.5%
Savings	200,806	6.1%	139,406	5.6%	134,631	5.7%
Certificates of deposit less than $100,000	315,835	9.6%	254,577	10.3%	273,541	11.6%

Total core deposits	2,831,319	86.2%	2,072,821	83.5%	1,932,771	82.1%

Certificates of deposit greater than $100,000	354,780	10.8%	259,794	10.5%	268,308	11.4%
Wholesale certificates of deposit (CDARS®)	74,242	2.3%	96,314	3.9%	92,035	3.9%
Wholesale certificates of deposit	23,155	0.7%	53,776	2.2%	60,212	2.6%

Subtotal	3,283,496	100.0%	2,482,705	100.0%	2,353,326	100.0%

Premium resulting from acquisition date fair value adjustment	1,451		—		—

Total deposits	$3,284,947		$2,482,705		$2,353,326

Borrowings

We rely on Federal Home Loan Bank advances and Federal Reserve Bank borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, one-to-four family real estate mortgages, and other loans. At June 30, 2010, we had FHLB advances of $125.8 million compared to $100 million at December 31, 2009. The increase in FHLB advances was the result of acquiring Columbia River Bank and American Marine Bank in FDIC-assisted acquisitions. The Bank assumed $18.4 million in FHLB advances from Columbia River Bank, of which $18.0 million matured and was repaid. The Bank also assumed $36.5 million in FHLB advances from American Marine Bank of which $12.0 million has been repaid. The Bank had no other borrowing activity other than repayment on assumed borrowings from the banks acquired in the FDIC-assisted acquisitions.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2010 and December 31, 2009 we had repurchase agreements of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30-year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 3.92% at June 30, 2010. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.05% at June 30, 2010. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.7 million at June 30, 2010 and December 31, 2009. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2010, we had commitments to extend credit of $596.2 million compared to $587.5 million at December 31, 2009.

Capital Resources

Shareholders’ equity at June 30, 2010 was $775.3 million, up from $528.1 million at December 31, 2009. Shareholders’ equity was 18.1% and 16.5% of total period-end assets at June 30, 2010 and December 31, 2009, respectively. The Company’s tangible common equity to tangible assets ratio was 13.71% at June 30, 2010 compared to 11.40% at December 31, 2009. Tangible common equity to tangible assets is defined as total shareholders’ equity, less any outstanding preferred stock, reduced by recorded goodwill and other intangible assets divided by total assets reduced by recorded goodwill and other intangible assets.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2010 and December 31, 2009.

	Company		Columbia Bank		Requirements
	6/30/2010	12/31/2009	6/30/2010	12/31/2009	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	27.28%	19.60%	17.61%	16.17%	8%	10%
Tier 1 risk-based capital ratio	26.01%	18.34%	16.34%	14.91%	4%	6%
Leverage ratio	15.52%	14.33%	9.94%	11.73%	4%	5%
Tangible common equity to tangible assets	13.71%	11.40%	n/a	n/a	n/a	n/a

In May 2010, the Company completed an underwritten public offering of 11,040,000 shares of our common stock at a purchase price to the public of $21.75 per share, resulting in gross proceeds of $240.1 million and net proceeds to us of approximately $229.1 million.

Stock Repurchase Program

In March 2002 the Board of Directors approved a common stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. As of June 30, 2010 we have repurchased 64,788 shares of common stock in this current stock repurchase program, none of which were repurchased in the period covered by this report. Due to our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program, we would first have to obtain approval from the Treasury before commencing any common stock repurchases under this plan.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2010, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2009. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2009 Annual Report on Form 10-K.

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

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict how quickly the economy will recover from the recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, the economic recession and a slow or fragile recovery could continue to present risks for some time for the industry and our company.

Economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio and the value of our investment portfolio.

Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. A series of large Puget Sound-based businesses have implemented substantial employee layoffs and scaled back plans for future growth. Additionally, acquisitions and consolidations have resulted in substantial employee layoffs, along with a significant increase in office space availability in downtown Seattle. Oregon has also seen a similar pattern of large layoffs in major metropolitan areas. There has been a decline in housing prices in both Washington and Oregon. A further deterioration in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

•	commercial and consumer loan delinquencies may increase further;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for our loan and other products and services may decrease.

Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk in a challenging economy.

Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans, as well as real estate construction loans and land development loans, acquisition and development loans related to the for-sale housing industry, generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains a significant number of construction, commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to elevated levels of nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Our acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated, and future acquisitions may be dilutive to current shareholders.

We have in the past and may in the future seek to grow our business by acquiring other businesses. In January 2010, we acquired assets and deposits of Columbia River Bank and American Marine Bank in FDIC-assisted transactions. There can be no assurance that our acquisitions will have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

Given the continued economic recession, market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC with respect to the assets we acquired of Columbia River Bank and American Marine Bank, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. We may also experience difficulties in complying with the technical requirements of our loss-sharing agreements with the FDIC, which could result in some assets which we acquire in FDIC-assisted transactions losing their coverage under such agreements. There is no assurance that as our integration efforts continue in connection with these transactions, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.

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

In 2009 the FDIC also recently imposed a special deposit insurance assessment of five basis points on all insured institutions. Based on our assets subject to the FDIC assessment, the special assessment was approximately $1.4 million. This special assessment was in addition to the regular quarterly risk-based assessment.

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

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debt card interchange fees and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.

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

We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of June 30, 2010, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2010, we had stock in the FHLB totaling $17.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of June 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. The Series A Preferred Stock’s dividend rate will increase to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Series A Preferred Stock prior to the date of this increase, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our earnings and could also adversely affect our ability to declare and pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of Columbia. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 1% of the shares of our common stock outstanding as of June 30, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although the Treasury has agreed not to vote any of the shares of common stock acquired upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED.]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

1.1	Underwriting Agreement, dated April 29, 2010, by and between the Company and Keefe, Bruyette & Woods, Inc., as representative of the Underwriters. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: August 3, 2010	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2010	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

1.1	Underwriting Agreement, dated April 29, 2010, by and between the Company and Keefe, Bruyette & Woods, Inc., as representative of the Underwriters. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed April 30, 2010.