Form 10-Q
period 2010-09-30
COLUMBIA BANKING SYSTEM INC
filed 2010-11-08
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Yes  ☐    No   ☒

The number of shares of common stock outstanding at October 29, 2010 was 39,335,365.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2010	2009 (1)	2010	2009 (1)
Interest Income
Loans	$44,882	$29,151	$120,769	$88,202
Taxable securities	4,660	4,327	14,113	12,730
Tax-exempt securities	2,252	2,169	6,988	6,258
Federal funds sold and deposits in banks	281	53	640	69

Total interest income	52,075	35,700	142,510	107,259
Interest Expense
Deposits	4,007	5,531	13,282	18,297
Federal Home Loan Bank and Federal Reserve Bank borrowings	716	651	2,131	2,116
Long-term obligations	266	280	769	937
Other borrowings	121	120	357	357

Total interest expense	5,110	6,582	16,539	21,707

Net Interest Income	46,965	29,118	125,971	85,552
Provision for loan and lease losses	9,000	16,500	37,500	48,500
Provision for losses on covered loans	453	—	453	—

Net interest income after provision	37,512	12,618	88,018	37,052
Noninterest Income
Gain on bank acquisitions	—	—	9,818	—
Service charges and other fees	6,518	3,806	18,384	10,982
Merchant services fees	2,051	1,957	5,700	5,607
Redemption of Visa and Mastercard shares	—	—	58	49
Bank owned life insurance	521	515	1,541	1,532
Change in indemnification asset	(4,536)	—	(1,137)	—
Other	629	912	2,529	2,994

Total noninterest income	5,183	7,190	36,893	21,164
Noninterest Expense
Compensation and employee benefits	17,574	11,869	52,057	36,017
Occupancy	4,278	3,023	12,554	9,005
Merchant processing	934	841	2,697	2,442
Advertising and promotion	630	296	2,253	1,675
Data processing and communications	2,477	1,010	6,923	2,974
Legal and professional fees	1,609	793	4,584	2,779
Taxes, licenses and fees	803	582	2,055	1,975
Regulatory premiums	1,952	1,220	4,910	4,719
Net cost of operation of other real estate	(1,442)	318	(802)	590
Amortization of intangibles	1,044	259	2,886	797
Other	3,661	2,935	12,045	8,668

Total noninterest expense	33,520	23,146	102,162	71,641

Income (loss) before income taxes	9,175	(3,338)	22,749	(13,425)
Income tax provision (benefit)	3,971	(1,836)	4,573	(7,905)

Net Income (Loss)	$5,204	$(1,502)	$18,176	$(5,520)

Net Income (Loss) Applicable to Common Shareholders	$2,474	$(2,605)	$13,229	$(8,818)

Earnings (loss) per common share
Basic	$0.06	$(0.11)	$0.39	$(0.45)
Diluted	$0.06	$(0.11)	$0.38	$(0.45)
Dividends paid per common share	$0.01	$0.01	$0.03	$0.06
Weighted average number of common shares outstanding	38,976	23,468	33,938	19,837
Weighted average number of diluted common shares outstanding	39,137	23,468	34,142	19,837

(1)	Reclassified to conform to the current period’s presentation

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks			$77,235	$55,802
Interest-earning deposits with banks			448,854	249,272

Total cash and cash equivalents			526,089	305,074
Securities available for sale at fair value (amortized cost of $656,986 and $602,675, respectively)			692,741	620,038
Federal Home Loan Bank stock at cost			17,908	11,607
Loans held for sale			1,513	—
Loans, excluding covered loans, net of deferred loan fees of ($3,662) and ($4,616), respectively			1,934,162	2,008,884
Less: allowance for loan and lease losses			62,334	53,478

Loans, excluding covered loans, net			1,871,828	1,955,406
Covered loans			561,131	—
Less: allowance for losses on covered loans			453	—

Covered loans, net			560,678	—
Total loans, net			2,432,506	1,955,406
Federal Deposit Insurance Corporation indemnification asset			166,696	—
Interest receivable			11,441	10,335
Premises and equipment, net			62,824	62,670
Other real estate owned ($17,017 and $0 covered by Federal Deposit Insurance Corporation loss share, respectively)			40,276	19,037
Goodwill			109,639	95,519
Core deposit intangible, net			19,733	4,863
Other assets			163,894	116,381

Total Assets			$4,245,260	$3,200,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing			$864,920	$574,687
Interest-bearing			2,441,966	1,908,018

Total deposits			3,306,886	2,482,705
Federal Home Loan Bank advances			119,584	100,000
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			1,599	86
Long-term subordinated debt			25,719	25,669
Other liabilities			61,780	39,331

Total liabilities			3,540,568	2,672,791
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2010	December 31, 2009
Preferred stock (no par value, $76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	—	77	—	74,301
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,328	28,129	576,438	348,706
Retained earnings			105,478	93,316
Accumulated other comprehensive income			22,776	11,816

Total shareholders’ equity			704,692	528,139

Total Liabilities and Shareholders’ Equity			$4,245,260	$3,200,930

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2009	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385

Comprehensive income:
Net income	—	—	—	—	(5,520)	—	(5,520)
Other comprehensive loss, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	8,717	8,717
Net change in cash flow hedging instruments	—	—	—	—	—	(1,264)	(1,264)
Net pension plan liability adjustment	—	—	—	—	—	(660)	(660)

Total comprehensive income							1,273
Accretion of preferred stock discount	—	414	—	—	(414)	—	—
Issuance of common stock, net of offering costs			9,775	113,537			113,537
Issuance of common stock - stock option and other plans	—		88	928	—	—	928
Issuance of common stock - restricted stock awards, net of cancelled awards	—	—	85	—	—	—	—
Share-based payment	—	—	—	857	—	—	857
Tax benefit deficiency associated with share-based compensation	—	—	—	(83)	—	—	(83)
Preferred dividends	—	—	—	—	(2,884)	—	(2,884)
Cash dividends paid on common stock	—	—	—	—	(1,093)	—	(1,093)

Balance at September 30, 2009	77	$74,157	28,099	$348,431	$93,150	$12,182	$527,920

Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income	—	—	—	—	18,176	—	18,176
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	11,859	11,859
Net change in cash flow hedging instruments	—	—	—	—	—	(943)	(943)
Net pension plan liability adjustment	—	—	—	—	—	44	44

Total comprehensive income							29,136
Redemption of preferred stock and common stock warrant	(77)	(76,898)		(3,302)			(80,200)
Accretion of preferred stock discount	—	2,597	—	—	(2,597)	—	—
Issuance of common stock, net of offering costs			11,040	229,129			229,129
Issuance of common stock - stock option and other plans	—	—	65	864	—	—	864
Issuance of common stock - restricted stock awards, net of cancelled awards	—	—	94	—	—	—	—
Share-based payment	—	—	—	1,054	—	—	1,054
Tax benefit deficiency associated with share-based compensation	—	—	—	(13)	—	—	(13)
Preferred dividends	—	—	—	—	(2,349)	—	(2,349)
Cash dividends paid on common stock	—	—	—	—	(1,068)	—	(1,068)

Balance at September 30, 2010	—	$—	39,328	$576,438	$105,478	$22,776	$704,692

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$18,176	$(5,520)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	37,953	48,500
Stock-based compensation expense	1,054	857
Depreciation, amortization and accretion	10,105	5,384
Net realized gain on Federal Deposit Insurance Corporation assisted bank acquisitions	(9,818)	—
Net realized gain on sale of securities	(58)	—
Net realized (gain) loss on sale of other assets	(16)	145
Net realized gain on sale of other real estate owned	(3,527)	—
Gain on termination of cash flow hedging instruments	(1,463)	(1,960)
Write-down on other real estate owned	4,586	120
Net change in:
Loans held for sale	(1,513)	1,964
Deferred federal income tax	(394)	(4,483)
Interest receivable	4,195	461
Interest payable	(625)	(2,165)
Other assets	771	(3,919)
Other liabilities	22,053	(2,588)

Net cash provided by operating activities	81,479	36,796
Cash Flows From Investing Activities
Purchases of securities available for sale	(64,054)	(154,973)
Proceeds from sales of securities available for sale	69,328	—
Proceeds from principal repayments and maturities of securities available for sale	66,118	49,878
Loans originated and acquired, net of principal collected	114,618	108,785
Increase in Small Business Administration secured borrowings	1,599	—
Purchases of premises and equipment	(3,910)	(5,469)
Proceeds from disposal of premises and equipment	71	11
Proceeds from sales of covered other real estate owned	10,652	—
Proceeds from sales of other real estate and other personal property owned	3,943	4,805
Capital improvements on other real estate properties	(1,147)	(380)
Net cash acquired in business combinations	155,910	—

Net cash provided by investing activities	353,128	2,657
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(323,141)	61,416
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings	—	739,000
Repayment from Federal Home Loan Bank and Federal Reserve Bank borrowings	(36,237)	(838,000)
Net decrease in other borrowings	(86)	(150)
Cash dividends paid	(3,908)	(3,913)
Repurchase of preferred stock and common stock warrant	(80,200)	—
Proceeds from issuance of common stock	229,129	113,537
Proceeds from exercise of stock options	851	845

Net cash (used in) provided by financing activities	(213,592)	72,735
Increase in cash and cash equivalents	221,015	112,188
Cash and cash equivalents at beginning of period	305,074	88,730

Cash and cash equivalents at end of period	$526,089	$200,918

Supplemental Information:
Cash paid for interest	$17,164	$23,872
Cash paid for income tax	$3,015	$500
Loans transferred to other real estate owned	$27,266	$19,998

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a) Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of Columbia Banking System, Inc. (“the Company”), and its wholly owned banking subsidiary Columbia State Bank (“the Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results to be anticipated for the year ending December 31, 2010. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period’s financial statements to conform to the current period’s presentation.

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

Originated Loans

Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized origination fees less direct incremental origination costs. Net deferred loan fees are amortized into interest income over the contractual life of the related loans. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. The Company aggregated all of the loans acquired in the Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions into pools, based on common risk characteristics. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount. The Company elected to account for all acquired loans under ASC 310-30.

Covered Assets and Related FDIC Indemnification Asset

Assets subject to loss-sharing agreements with the FDIC are labeled “covered” on the Consolidated Condensed Balance Sheet and include certain loans and other real estate owned (“OREO”).

All OREO acquired in FDIC-assisted acquisitions are subject to FDIC loss-sharing agreements and are referred to as covered OREO. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered OREO status, acquisition date fair value discounts on the related loan are also transferred to covered OREO. Fair value adjustments on covered OREO result in a reduction of the covered OREO carrying amount and a corresponding increase in the expected FDIC reimbursement, with the estimated net loss to the Company, if any, charged against earnings.

The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under those agreements was recorded in the FDIC indemnification asset on the Consolidated Condensed Balance Sheet. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and covered OREO and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and covered OREO and is the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any projected increase in cash flows of the loans over those expected will result in a decrease in the accretion for the FDIC indemnification asset recognized in noninterest income. Any projected decrease in cash flows of the loans over those expected will result in an increase in the FDIC indemnification asset with a corresponding benefit recorded to the provision for loan and lease losses.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

2. Accounting Pronouncements Recently Issued

In July 2010, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2010-20, an amendment of Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). ASU 2010-20 attempts to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the amendments in this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

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

The new guidance will become effective in the first interim or annual period ending on or after December 15, 2010. The new guidance will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, an amendment of Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (Topic 310-30). ASU 2010-18 attempts to eliminate diversity in practice related to loan modifications. Modifications of loans within a pool of loans accounted for as a single asset do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. The new guidance became effective in the first reporting period ending on or after July 15, 2010 and is to be applied prospectively. The Company was already in compliance with the amendments of this topic prior to the release of ASU 2010-18. The new guidance did not have an impact on the Company’s consolidated financial statements.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2010	2009	2010	2009
Basic EPS:
Net income	$5,204	$(1,502)	$18,176	$(5,520)
Less: Preferred dividends and accretion of issuance discount for preferred stock	(2,730)	(1,103)	(4,947)	(3,298)

Net income applicable to common shareholders	$2,474	$(2,605)	$13,229	$(8,818)
Less: Earnings allocated to participating securities	(22)	(3)	(127)	(13)

Earnings allocated to common shareholders	$2,452	$(2,608)	$13,102	$(8,831)

Weighted average common shares outstanding	38,976	23,468	33,938	19,837
Basic earnings per common share	$0.06	$(0.11)	$0.39	$(0.45)

Diluted EPS:
Earnings allocated to common shareholders	$2,452	$(2,608)	$13,102	$(8,831)

Weighted average common shares outstanding	38,976	23,468	33,938	19,837
Dilutive effect of equity awards and warrants	161	—	204	—

Weighted average diluted common shares outstanding	39,137	23,468	34,142	19,837

Diluted earnings per common share	$0.06	$(0.11)	$0.38	$(0.45)

Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	62	853	54	918

4. Business Combinations

Columbia River Bank

On January 22, 2010 the Bank acquired certain assets and assumed certain liabilities of Columbia River Bank from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements (each, a “loss-sharing agreement” and collectively, the “loss-sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans. We refer to the acquired loans and OREO subject to the loss-sharing agreements collectively as “covered assets.” Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $206 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $206 million. The loss-sharing agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the January 22, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

The Bank acquired tangible assets with an acquisition date fair value of approximately $885.3 million, including $480.3 million of loans, an FDIC indemnification asset of $143.6 million, $100.7 million of investment securities, $98.1 million of cash and cash equivalents and $62.6 million of other assets. The Bank assumed liabilities with an acquisition date fair value of approximately $912.9 million, including $893.4 million of insured and uninsured deposits, $18.4 million of Federal Home Loan Bank (“FHLB”) advances and $1.1 million of other liabilities. Columbia River Bank was a full service commercial bank headquartered in The Dalles, Oregon that operated 21 branch locations, including 14 in the state of Oregon and seven in the State of Washington. We made this acquisition to expand our geographic footprint.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 22, 2010 acquisition date. The application of the acquisition method of accounting resulted in the recognition in $14.1 million of goodwill and a core deposit intangible of $13.4 million. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

The operating results of the Company for the nine months ended September 30, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 23, 2010 to September 30, 2010. Due primarily to the Company acquiring only certain assets and liabilities of Columbia River Bank, the significant amount of fair

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

value adjustments and the FDIC loss-sharing agreements now in place, historical results of Columbia River Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

On April 22, 2010, the Company notified the FDIC of its intent to purchase fourteen branch buildings from the Columbia River Bank Receivership. The fourteen branch buildings have an aggregate appraised value of $15.8 million. Additionally, the Company accepted leases on nine former branch and administrative locations of Columbia River Bank.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 22, 2010
Assets
Cash and due from banks	$33,222
Interest-earning deposits with banks	64,921
Investment securities	100,650
Federal Home Loan Bank stock	3,045
Loans covered by loss sharing	480,306
Accrued interest receivable	4,021
FDIC receivable	46,213
Other real estate owned covered by loss sharing	8,714
Goodwill	14,120
Core deposit intangible	13,442
FDIC indemnification asset	143,609
Other assets	615

Total assets acquired	$912,878

Liabilities
Deposits	$893,356
Federal Home Loan Bank advances	18,428
Accrued interest payable	524
Other liabilities	570

Total liabilities assumed	$912,878

American Marine Bank

On January 29, 2010, the Bank acquired certain assets and assumed certain liabilities of American Marine Bank from the FDIC, which had been appointed receiver of the institution. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $66 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $66 million. The loss-sharing agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the January 29, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

The Bank acquired tangible assets with an acquisition date fair value of approximately $303.5 million, including $176.3 million of loans, an FDIC indemnification asset of $66.8 million, $28.6 million of investment securities, $14.5 million of cash and cash equivalents and $17.3 million of other assets. The Bank assumed liabilities with an acquisition date fair value of approximately $292.6 million, including $254.0 million of insured and uninsured deposits, $37.7 million of FHLB advances and $974 thousand of other liabilities. American Marine Bank was a full service commercial bank headquartered on Bainbridge Island, Washington that operated 11 branch locations in western Washington. In addition, as part of this acquisition, the Bank received regulatory approval to exercise trust powers and intends to continue to operate the Trust and Wealth Management Division of American Marine Bank. We made this acquisition to expand our geographic footprint.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

of Income, and a core deposit intangible of $4.3 million. The transaction resulted in a bargain purchase gain as the fair value of assets acquired exceeded the fair value of liabilities assumed.

The operating results of the Company for the nine months ended September 30, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 30, 2010 to September 30, 2010. Due primarily to the Company acquiring only certain assets and liabilities of American Marine Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of American Marine Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

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

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and the Federal Reserve Bank (“FRB”) and federal funds sold. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to carrying value.

Investment securities - The fair value for each purchased security was the quoted market price at the close of the trading day effective on the acquisition dates.

Federal Home Loan Bank stock - The fair value of acquired FHLB stock was estimated to be its redemption value, which is also the par value. The FHLB requires member banks to purchase its stock as a condition of membership and the amount of FHLB stock owned varies based on the level of FHLB advances outstanding. This stock is generally redeemable and is presented at the par value.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

Other real estate owned - OREO is presented at its estimated fair value based on discounted expected cash flows and is also subject to the FDIC shared-loss agreements. Cash flows were estimated using expected selling price and date, less selling and carrying costs and were discounted to present value.

Goodwill - Goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

5. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

Securities Available for Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$431,727	$16,585	$(71)	$448,241
State and municipal securities	221,978	19,238	(24)	241,192
Other securities	3,281	48	(21)	3,308

Total	$656,986	$35,871	$(116)	$692,741

December 31, 2009:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$390,688	$10,034	$(566)	$400,156
State and municipal securities	210,987	8,545	(621)	218,911
Other securities	1,000	—	(29)	971

Total	$602,675	$18,579	$(1,216)	$620,038

At September 30, 2010, available for sale securities with a carrying amount of $28.7 million were pledged as collateral for repurchase agreement borrowings. In addition, available for sale securities with a carrying amount of $14.8 million at September 30, 2010 were pledged as collateral for potential obligations under certain interest rate swap agreements.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

September 30, 2010

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$29,197	$(71)	$17	$—	$29,214	$(71)
State and municipal securities	26	(1)	3,025	(23)	3,051	(24)
Other securities	—	—	979	(21)	979	(21)

Total	$29,223	$(72)	$4,021	$(44)	$33,244	$(116)

December 31, 2009
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$87,879	$(566)	$17	$—	$87,896	$(566)
State and municipal securities	14,846	(42)	16,272	(579)	31,118	(621)
Other securities	—	—	971	(29)	971	(29)

Total	$102,725	$(608)	$17,260	$(608)	$119,985	$(1,216)

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The scheduled contractual maturities of investment securities available for sale at September 30, 2010 are presented as follows:

	September 30, 2010
(in thousands)	Amortized Cost	Fair Value
Due within one year	$2,492	$2,551
Due after one year through five years	64,617	67,400
Due after five years through ten years	102,197	108,232
Due after ten years	484,399	511,250

Total investment securities available-for-sale	$653,705	$689,433

6. Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

(in thousands)	September 30, 2010	December 31, 2009
Loans, excluding covered loans:
Commercial business	$761,113	$744,440
Real Estate:
One-to-four family residential	53,583	63,364
Commercial and five or more family residential properties	819,415	856,260

Total real estate	872,998	919,624
Real estate construction:
One-to-four family residential	80,289	107,620
Commercial and five or more family residential properties	33,929	41,829

Total real estate construction	114,218	149,449
Consumer	189,495	199,987
Less: deferred loan fees	(3,662)	(4,616)

Total loans, excluding covered loans	1,934,162	2,008,884

Covered loans	561,131	—
Total loans, net of deferred loan fees	$2,495,293	$2,008,884

At September 30, 2010 and December 31, 2009, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. The majority of the Company’s loans and loan commitments are geographically concentrated in its service areas within the states of Washington and Oregon. At September 30, 2010, the Company had $1.5 million in Small Business Administration (“SBA”) loans pledged as collateral for SBA-secured borrowings.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table shows the changes in accretable yield for acquired loans for the nine months ended September 30, 2010:

September 30, 2010
(in thousands)	Accretable Yield
Balance at beginning of period	$—
Established through acquisitions	122,705
Accretion	(39,255)
Transfers from nonaccretable difference	81,399
Disposals and other	(22,484)

Balance at end of period	$142,365

FDIC indemnification asset - As of the acquisition dates, we recorded an FDIC indemnification asset consisting of the present value of the amounts the Company expects to receive from the FDIC under the loss-sharing agreements. The FDIC indemnification asset was $166.7 million at September 30, 2010. The decrease in the indemnification asset since the acquisitions of Columbia River Bank and American Marine Bank included $2.4 million and $6.4 million of accretion into income for the three and nine months, respectively, ended September 30, 2010. Additionally, because of higher cash flows from principal amortization, partial prepayments, and loan payoffs during this timeframe, the Company reduced the indemnification asset by $6.6 million for the three and nine months ended September 30, 2010 and recorded the adjustment as a reduction of noninterest income. The remainder of the change in the indemnification asset was due to charge-offs and losses on covered assets, which are primarily recoverable from the FDIC under the loss-sharing agreements and recorded in other assets.

7. Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

The following table presents activity in the allowance for noncovered loan and lease losses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$59,748	$48,880	$53,478	$42,747
Provision charged to expense	9,000	16,500	37,500	48,500
Loans charged off	(7,540)	(13,826)	(31,466)	(40,330)
Recoveries	1,126	134	2,822	771

Ending balance	$62,334	$51,688	$62,334	$51,688

Covered loans acquired in the Columbia River Bank and American Marine Bank acquisitions are also subject to the Bank’s internal and external credit review. Covered loans are accounted for under ASC Topic 310-30, and initially measured at fair value based on expected future cash flows over the lives of the loans. Over the life of the covered loan pools, management continues to monitor and estimate expected future cash flows on a quarterly basis. If expected future cash flows decline, a provision is recorded for estimated covered loan losses. During the quarter ended September 30, 2010, the Company recorded a provision expense of $453 thousand on covered loans accounted for under ASC 310-30 as a result of a decrease in expected future cash flows. If expected cash flows on covered loans increase, subsequent to a loss provision being recorded, the loss provision will be reversed with any additional increases in expected cash flows made as an adjustment from non-accretable difference to accretable yield. No such reversal occurred for the periods presented.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

Changes in the allowance for unfunded loan commitments and letters of credit are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$815	$575	$775	$500
Net changes in the allowance for unfunded commitments and letters of credit	350	200	390	275

Ending balance	$1,165	$775	$1,165	$775

At September 30, 2010 and December 31, 2009, the total recorded investment in impaired loans was $106.9 million and $116.4 million, respectively. At September 30, 2010, $22.1 million of impaired loans had a specific valuation allowance of $3.8 million. At December 31, 2009, $18.1 million of impaired loans had a specific valuation allowance of $3.8 million.

8. Changes in Other Real Estate Owned

At September 30, 2010 OREO was $40.3 million, which included $17.0 million of covered OREO acquired in the FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. The acquired OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95% of additional write-downs and losses on covered OREO sales if the minimum loss share threshold has been met (see note 4 for threshold amounts).

The following table sets forth activity in noncovered OREO for the period:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Noncovered OREO:
Balance, beginning of period	$22,814	$19,037
Transfers in, net of write-downs ($14 and $165 thousand, respectively)	778	8,791
OREO improvements	557	1,136
Additional OREO write-downs	(183)	(1,754)
Proceeds from sale of OREO property	(760)	(3,943)
Loss (gain) on sale of OREO	53	(8)

Total non-covered OREO, end of period	$23,259	$23,259

9. Goodwill and Intangible Assets

In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual goodwill impairment test during the current quarter and determined the fair value of the Company’s single reporting unit exceeded its carrying value.

The core deposit intangible “CDI” is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Total goodwill, beginning of period	$109,639	$95,519	$95,519	$95,519
Established through acquisitions	—	—	14,120	—

Total goodwill, end of period	109,639	95,519	109,639	95,519

Gross core deposit intangible balance	26,651	8,896	8,896	8,896
Accumulated amortization at beginning of period	(5,874)	(3,528)	(4,032)	(2,988)

Core deposit intangible, net, beginning of period	20,777	5,368	4,864	5,908
Established through acquisitions	—	—	17,755	—
CDI current period amortization	(1,044)	(256)	(2,886)	(796)

Total core deposit intangible, end of period	19,733	5,112	19,733	5,112

Total goodwill and intangible assets, end of period	$129,372	$100,631	$129,372	$100,631

The following table provides the estimated future amortization expense of core deposit intangibles for the three months ending December 31, 2010 and the succeeding four years:

Estimated Future Amortization Expense of Core Deposit Intangibles	Amount
(in thousands)
Three months ending December 31, 2010	$1,036
Year ending December 31, 2011	3,825
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,066
Year ending December 31, 2014	2,604

10. Shareholders’ Equity

Preferred Stock. On August 11, 2010, the Company redeemed all 76,898 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”) originally issued to the U.S. Department of Treasury (“the Treasury”) on November 21, 2008 for approximately $76.9 million in capital under its Capital Purchase Program (“CPP”). The Company paid a total of $77.8 million to the Treasury, consisting of $76.9 million in principal and $919 thousand in accrued and unpaid dividends. Earnings available to the common shareholders were reduced by $2.3 million upon repayment of the Preferred Stock, which represented the remaining unamortized discount on the Preferred Stock. Additionally, on September 1, 2010, the Company repurchased the common stock warrant issued to the Treasury pursuant to the Troubled Asset Relief Program (“TARP”) CPP for $3.3 million. The warrant repurchase, together with the Company’s redemption of its entire Preferred Stock issued to the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

Common Stock. On January 28, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on February 24, 2010 to shareholders of record as of the close of business February 10, 2010. On April 28, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on May 26, 2010, to shareholders of record at the close of business May 12, 2010. On July 29, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on August 25, 2010, to shareholders of record at the close of business August 11, 2010. Subsequent to quarter end, on October 28, 2010 the Company declared a quarterly cash dividend of $0.01 per share, payable on November 24, 2010, to shareholders of record at the close of business November 10, 2010.

The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by the Bank to the Company are subject to both Federal and State regulatory requirements.

On May 5, 2010, the Company completed an underwritten public offering of 11,040,000 shares of our common stock at a purchase price to the public of $21.75 per share, resulting in gross proceeds of approximately $240.1 million and net proceeds to us of approximately $229.1 million.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

11. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
(in thousands)	2010	2009
Net income (loss) as reported	$5,204	$(1,502)
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($2,611) and ($2,655)	4,739	4,655
Net change in cash flow hedging instruments, net of tax of $119 and $212	(216)	(384)
Pension plan liability adjustment, net of tax ($4) and ($5)	7	10

Total comprehensive income	$9,734	$2,779

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net income (loss) as reported	$18,176	$(5,520)
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($6,553) and ($4,802)	11,897	8,717
Reclassification adjustment of net gain included in income, net of tax of $20 and $0	(38)	—

Net unrealized gain from securities, net of reclassification adjustment	11,859	8,717
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $520 and $696	(943)	(1,264)

Net change in cash flow hedging instruments	(943)	(1,264)
Pension plan liability adjustment:
Net unrealized gain (loss) from unfunded defined benefit plan liability arising during the period, net of tax of ($12) and $379	23	(689)
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($11) and ($16)	21	29

Pension plan liability adjustment, net	44	(660)

Total comprehensive income	$29,136	$1,273

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at September 30, 2010	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2	Level 3
Assets
Securities available for sale	$692,741	$—	$692,741	$—
Other assets (Interest rate contracts)	$13,623	$—	$13,623	$—
Liabilities
Other liabilities (Interest rate contracts)	$13,623	$—	$13,623	$—

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a nonrecurring basis at September 30, 2010:

(in thousands)	Fair value at September 30, 2010	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2010	Losses During the Nine Months Ended September 30, 2010
		Level 1	Level 2	Level 3
Impaired loans	$39,409	$—	$—	$39,409	$4,264	$28,376
Non-covered OREO	2,313	—	—	2,313	197	1,918

	$41,722	$—	$—	$41,722	$4,461	$30,294

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

Federal Home Loan Bank stock - The fair value is based upon the par value of the stock which equates to its carrying value.

Loans - Originated Loans - Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 12, Fair Value Accounting and Measurement. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2010 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the Federal Deposit Insurance Corporation. Acquired Loans – Fair value of loans acquired in FDIC-assisted transactions was estimated by applying a valuation discount derived from recent loan sales data and based upon similar loan collateral and performance characteristics.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Columbia Banking System, Inc.

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$77,235	$77,235	$55,802	$55,802
Interest-earning deposits with banks	448,854	448,854	249,272	249,272
Securities available for sale	692,741	692,741	620,038	620,038
Federal Home Loan Bank stock	17,908	17,908	11,607	11,607
Loans	2,432,506	2,192,796	1,955,406	1,808,256
FDIC indemnification asset	166,696	166,696	—	—
Interest rate contracts	13,623	13,623	9,054	9,054
Liabilities
Deposits	$3,306,886	$3,473,452	$2,482,705	$2,486,578
Federal Home Loan Bank advances	119,584	122,770	100,000	100,037
Repurchase agreements	25,000	28,657	25,000	29,884
Other borrowings	1,599	1,599	86	86
Long-term subordinated debt	25,719	20,523	25,669	20,296
Interest rate contracts	13,623	13,623	9,054	9,054

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

The following table presents the fair value of derivative instruments at September 30, 2010 and 2009:

	Asset Derivatives				Liability Derivatives
As of September 30,	2010		2009		2010		2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$13,623	Other assets	$11,371	Other liabilities	$13,623	Other liabilities	$11,371

Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate. The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million. The interest rate floors had an original maturity date of April 4, 2011. In accordance with the Derivatives and Hedging topic of the FASB ASC, the net derivative gain related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the three and nine months ended September 30, 2010, $335 thousand and $1.5 million, respectively of the net derivative gain was reclassified into earnings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances and in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

•	risks presented by a continued economic downturn, which could adversely affect credit quality, collateral values, investment values, liquidity, loan portfolio delinquency rates and revenue growth;

•	integration of our two recent FDIC-assisted acquisitions may present unforeseen challenges;

•	efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure could not be realized;

•

we may not be able to effectively deploy the net proceeds from our recent capital raise, including but not limited to, as a result of any unavailability of attractive acquisition targets such as FDIC-assisted acquisitions;

•	changes in FDIC policy may make the terms of future FDIC-assisted transaction opportunities less favorable to bidders such as the Company;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	the ultimate financial and operational burden of the recently enacted financial regulatory reform legislation and related rules;

•	changes in the scope and cost of FDIC insurance and other coverage could impose financial and operational burdens;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

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

SIGNIFICANT INFLUENCES ON THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Redemption of preferred stock

On August 11, 2010, the Company redeemed all 76,898 shares of Series A preferred stock originally issued to the U.S. Department of Treasury on November 21, 2008 for approximately $76.9 million in capital under its Capital Purchase Program (“CPP”). The Company paid a total of $77.8 million to the Treasury, consisting of $76.9 million in principal and $918,504 in accrued and unpaid dividends.

Repurchase of common stock warrant

On September 1, 2010, the Company repurchased the common stock warrant issued to the U.S. Department of Treasury pursuant to the Troubled Asset Relief Program (“TARP”) CPP for $3.3 million. The warrant repurchase, together with the Company’s redemption of Series A preferred stock represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

Acquisition of Columbia River Bank

On January 22, 2010, the Bank acquired certain assets and assumed certain liabilities of Columbia River Bank from the FDIC, which had been appointed receiver of the institution, including 21 branches located in Oregon and Washington. The Bank acquired tangible assets with a fair value of approximately $885.3 million, including $480.3 million of loans, an FDIC indemnification asset of $143.6 million, $100.7 million of investment securities, $98.1 million of cash and cash equivalents and $62.6 million of other assets. The Bank assumed liabilities with a fair value of approximately $912.9 million, including $893.4 million of insured and uninsured deposits, $18.4 million of FHLB advances and $1.1 million of other liabilities. In connection with this acquisition, The Bank entered into loss-sharing agreements with the FDIC which cover approximately $676.1 million in face value of Columbia River Bank’s loans and $18.7 million of Columbia River Bank’s OREO. The transaction resulted in goodwill of $14.1 million and a core deposit intangible of $13.4 million.

Acquisition of American Marine Bank

On January 29, 2010, The Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which had been appointed receiver of the institution, including 11 branches located in western Washington. The Bank acquired tangible assets with a fair value of approximately $303.5 million, including $176.3 million of loans, an FDIC indemnification asset of $66.8 million, $28.6 million of investment securities, $14.5 million of cash and cash equivalents and $17.3 million of other assets. The Bank assumed liabilities with a fair value of approximately $292.6 million, including $254.0 million of insured and uninsured deposits, $37.7 million of FHLB advances and $974 thousand of other liabilities. In connection with this acquisition, The Bank entered into loss-sharing agreements with the FDIC which cover approximately $243.8 million in face value of American Marine Bank’s loans and $15.8 million of American Marine Bank’s OREO. In addition, as part of this acquisition, The Bank received regulatory approval to exercise trust powers and intends to continue to operate the Trust and Wealth Management Division of American Marine Bank. The transaction resulted in a bargain purchase gain of $9.8 million, and a core deposit intangible of $4.3 million.

RESULTS OF OPERATIONS

Earnings Summary

The Company reported net income for the third quarter of $5.2 million and $2.5 million in net income applicable to common shareholders or $0.06 per diluted common share, compared to a net loss of $1.5 million and a $2.6 million net loss applicable to common shareholders or $(0.11) per diluted common share for the third quarter of 2009. Net income applicable to common shareholders for the third quarter of 2010 is net of the Preferred Stock dividend of $427 thousand and the redemption of the Preferred Stock resulting in the recognition of the remaining $2.3 million of the Preferred Stock discount. The increase in net income from the prior year period was primarily attributable to the $15.8 million increase in revenue (net interest income plus noninterest income) coupled with the $7.5 million decline in the provision for loan and lease losses partially offset by a $10.4 million increase in noninterest expense. Return on average assets and return on average common equity were 0.47% and 1.39%, respectively, for the third quarter of 2010, compared with returns of (0.19)% and (2.56)%, respectively for the same period of 2009.

The Company reported net income for the first nine months of $18.2 million and $13.2 million in net income applicable to common shareholders or $0.38 per diluted common share, compared to a net loss of $5.5 million and an $8.8 million net loss applicable to common shareholders or $(0.45) per diluted common share for the first nine months of 2009. Net income applicable to common shareholders for the first nine months of 2010 is net of the Preferred Stock dividend of $2.3 million, the accretion of the Preferred Stock discount totaling $300 thousand and recognizing the remaining $2.3 million of the Preferred Stock discount as a result of redeeming the entire Preferred Stock issued to the Treasury. The increase in net income from the prior year period was primarily attributable to the $9.8 million pre-tax gain on the acquisition of American Marine Bank in the first quarter and a $11.0 million decline in the provision for loan losses for the nine months ended September 30, 2010. Return on average assets and return on average common equity were 0.58% and 2.97%, respectively, for the first nine months of 2010, compared with returns of (0.24)% and (3.23)%, respectively for the same period of 2009.

Revenue (net interest income plus noninterest income) for the three months ended September 30, 2010 was $52.1 million, 44% higher than the same period in 2009. The increase was primarily a result of higher net interest income driven by the accretion of income on acquired loans and noninterest income driven by the acquisitions of Columbia River Bank and American Marine Bank.

Revenue (net interest income plus noninterest income) for the nine months ended September 30, 2010 was $162.9 million, 53% higher than the same period in 2009. The increase was primarily a result of higher net interest income driven by the accretion of income on acquired loans and noninterest income driven by the acquisitions of Columbia River Bank and American Marine Bank, including the $9.8 million pre-tax gain on the acquisition of American Marine Bank.

Total noninterest expense in the quarter ended September 30, 2010 was $33.5 million, a 45% increase from the third quarter of 2009. The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

Total noninterest expense in the nine months ended September 30, 2010 was $102.2 million, a 43% increase from the first nine months of 2009. The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

The provision for loan and lease losses for the third quarter of 2010 was $9.0 million compared with $16.5 million for the third quarter of 2009. The provision reflects management’s continuing evaluation of the loan portfolio’s credit quality, which is affected by a broad range of economic metrics. Additional factors affecting the provision include, but are not limited to, net-loan charge-offs, non-accrual loans, specific reserves and risk-rating migration. The provision increased the Company’s total allowance for loan and lease losses to 3.22% of loans, excluding covered loans at September 30, 2010 from 2.66% at year-end 2009 and 2.50% at the end of the third quarter 2009. Net charge-offs for the current quarter were $6.4 million compared to $13.7 million for the third quarter of 2009.

The provision for loan and lease losses for the first nine months of 2010 was $37.5 million compared with $48.5 million for the first nine months of 2009. Net charge-offs for the first nine months of 2010 were $28.6 million compared to $39.6 million for the first nine months of 2009.

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

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total interest-earning assets is referred to as the net interest margin. The following tables set forth the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,			Three months ended September 30,
	2010			2009
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net (1)(2)	$2,500,302	$44,989	7.14%	$2,088,478	$29,260	5.56%
Securities (2)	715,201	8,151	4.52%	593,516	7,701	5.15%
Interest-earning deposits with banks and federal funds sold	439,429	281	0.25%	101,126	53	0.21%

Total interest-earning assets	3,654,932	$53,421	5.80%	2,783,120	$37,014	5.28%
Other earning assets	51,684			49,696
Noninterest-earning assets	654,297			244,271

Total assets	$4,360,913			$3,077,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$729,053	$1,958	1.07%	$685,621	$3,687	2.13%
Savings accounts	202,669	70	0.14%	136,132	89	0.26%
Interest-bearing demand	641,070	489	0.30%	448,778	515	0.46%
Money market accounts	894,971	1,490	0.66%	587,177	1,240	0.84%

Total interest-bearing deposits	2,467,763	4,007	0.64%	1,857,708	5,531	1.18%
Federal Home Loan Bank and Federal Reserve Bank borrowings	122,250	716	2.32%	110,783	651	2.33%
Securities sold under agreements to repurchase	25,000	121	1.92%	25,000	120	1.91%
Other borrowings	—	—	0.00%	—	—	0.00%
Long-term subordinated debt	25,708	266	4.10%	25,642	280	4.33%

Total interest-bearing liabilities	2,640,721	$5,110	0.77%	2,019,133	$6,582	1.29%
Noninterest-bearing deposits	829,820			537,603
Other noninterest-bearing liabilities	151,217			41,762
Shareholders’ equity	739,155			478,589

Total liabilities & shareholders’ equity	$4,360,913			$3,077,087

Net interest income (2)		$48,311			$30,432

Net interest margin			5.24%			4.34%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $401 thousand and $792 thousand for the three months ended September 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Nine months ended September 30,			Nine months ended September 30,
	2010			2009
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net (1)(2)	$2,497,396	$121,088	6.48%	$2,154,793	$88,528	5.49%
Securities (2)	718,023	24,955	4.65%	563,914	22,467	5.33%
Interest-earning deposits with banks and federal funds sold	334,871	640	0.26%	35,170	69	0.26%

Total interest-earning assets	3,550,290	$146,683	5.52%	2,753,877	$111,064	5.39%
Other earning assets	51,178			49,234
Noninterest-earning assets	611,398			250,078

Total assets	$4,212,866			$3,053,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$799,011	$7,042	1.18%	$718,276	$12,707	2.37%
Savings accounts	195,916	237	0.16%	132,321	291	0.29%
Interest-bearing demand	631,401	1,730	0.37%	460,008	1,744	0.51%
Money market accounts	824,297	4,273	0.69%	548,372	3,555	0.87%

Total interest-bearing deposits	2,450,625	13,282	0.72%	1,858,977	18,297	1.32%
Federal Home Loan Bank and Federal Reserve Bank borrowings	124,234	2,131	2.29%	165,813	2,116	1.71%
Securities sold under agreements to repurchase	25,000	357	1.91%	25,000	356	1.91%
Other borrowings	—	—	0.00%	108	1	0.70%
Long-term subordinated debt	25,692	769	4.00%	25,626	937	4.89%

Total interest-bearing liabilities	2,625,551	$16,539	0.84%	2,075,524	$21,707	1.40%
Noninterest-bearing deposits	795,698			493,797
Other noninterest-bearing liabilities	136,240			44,885
Shareholders’ equity	655,377			438,983

Total liabilities & shareholders’ equity	$4,212,866			$3,053,189

Net interest income (2)		$130,144			$89,357

Net interest margin			4.90%			4.34%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $ 1.7 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following tables set forth the total dollar amount of change in net interest income on a fully taxable-equivalent basis due to volume and rate between the third quarter and first nine months of 2010 and 2009. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(in thousands)	Three Months Ended September 30, 2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)	$6,442	$9,287	$15,729
Securities (2)	1,387	(937)	450
Interest earning deposits with banks and federal funds sold	215	13	228

Interest income (2)	$8,044	$8,363	$16,407

Interest bearing liabilities
Deposits:
Certificates of deposit	$220	$(1,949)	$(1,729)
Savings accounts	33	(52)	(19)
Interest-bearing demand	179	(205)	(26)
Money market accounts	552	(302)	250

Total interest on deposits	984	(2,508)	(1,524)
FHLB and Federal Reserve Bank borrowings	67	(2)	65
Other borrowings and interest bearing liabilities	1	—	1
Long-term subordinated debt	1	(15)	(14)

Interest expense	$1,053	$(2,525)	$(1,472)

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $401 thousand and $792 thousand for the three months ended September 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(in thousands)	Nine Months Ended September 30, 2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)	$15,264	$17,296	$32,560
Securities (2)	5,290	(2,802)	2,488
Interest earning deposits with banks and federal funds sold	573	(2)	571

Interest income (2)	$21,127	$14,492	$35,619

Interest bearing liabilities
Deposits:
Certificates of deposit	$1,297	$(6,962)	$(5,665)
Savings accounts	107	(161)	(54)
Interest-bearing demand	546	(560)	(14)
Money market accounts	1,532	(814)	718

Total interest on deposits	3,482	(8,497)	(5,015)
FHLB and Federal Reserve Bank borrowings	(608)	623	15
Other borrowings and interest bearing liabilities	(1)	—	(1)
Long-term subordinated debt	2	(170)	(168)

Interest expense	$2,875	$(8,044)	$(5,169)

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.7 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

The Company’s net interest margin increased to 5.24% in the third quarter of 2010, up from 4.34% for the prior-year period. The net interest margin in the third quarter was positively impacted by the $7.2 million of discount accretion on our acquired loan portfolios. The net interest margin was negatively affected by larger levels of interest-earning cash invested at lower yields. We continue to seek investment opportunities to reduce our level of overnight funds invested at those lower yields.

For the nine months ended September 30, 2010, the Company’s net interest margin increased to 4.90%, up from 4.34% for the prior-year period. As discussed above, the net interest margin was positively impacted by the $8.2 million of discount accretion on our acquired loan portfolios.

Provision for Loan and Lease Losses

During the third quarter of 2010, the Company recorded $9.0 million to its provision for loan and lease losses, compared to $16.5 million for the same period in 2009. The provision increased the Company’s total allowance for loan losses to 3.22% of net loans, excluding covered loans at September 30, 2010.

Provision for Losses on Covered Loans

During the third quarter of 2010, the Company recorded a non-cash net impairment charge of $453 thousand for FDIC-covered loans. The provision expense is primarily a result of a decrease in projected cash flows due to the Company’s revised estimate of the timing of cash flow receipts. The third quarter revision of the cash flow receipts is based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of the covered loans. The Company will continue updating cash flow projections on the covered loans on a quarterly basis.

Noninterest Income

Noninterest income was $5.2 million for the third quarter of 2010, compared to $7.2 million for the prior-year period. The decrease was primarily due to the $4.5 million net change in the indemnification asset. This reduction was related to higher cash flows received from principal amortization, partial prepayments, and loan payoffs. The decrease in the indemnification asset was partially offset by an increase in service charges and other fees of $2.7 million primarily resulting from the addition of Columbia River Bank and American Marine Bank operations.

For the nine months ended September 30, 2010, noninterest income increased $15.7 million or 74%, compared to the first nine months of 2009. The increase was primarily due to the $9.8 million pre-tax gain on the American Marine Bank acquisition, and an increase of $7.4 million in service charges and other fees primarily resulting from the impact of the normal operations of Columbia River Bank and American Marine Bank.

Noninterest Expense

Total noninterest expense for the third quarter of 2010 was $33.5 million, an increase of 45% from $23.1 million for the same quarter in 2009. Additionally, total noninterest expense for the first nine months of 2010 was $102.2 million, an increase of 43% from $71.6 million for the first nine months of 2009. The increase was primarily due to the addition of operating expenses of Columbia River Bank and American Marine Bank in January 2010.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three months ended September 30,				Nine months ended September 30,
	2010	$ Change	% Change	2009	2010	$ Change	% Change	2009
	(dollars in thousands)
Compensation	$14,867	$5,397	57%	$9,470	$40,767	$11,932	41%	$28,835
Employee benefits	2,532	133	6%	2,399	7,820	638	9%	7,182
Contract labor	175	175	NM	—	3,470	3,470	NM	—

	17,574	5,705	48%	11,869	52,057	16,040	45%	36,017
All other noninterest expense:
Occupancy	4,278	1,255	42%	3,023	12,554	3,549	39%	9,005
Merchant processing	934	93	11%	841	2,697	255	10%	2,442
Advertising and promotion	630	334	113%	296	2,253	578	35%	1,675
Data processing and communications	2,477	1,467	145%	1,010	6,923	3,949	133%	2,974
Legal and professional services	1,609	816	103%	793	4,584	1,805	65%	2,779
Taxes, license and fees	803	221	38%	582	2,055	80	4%	1,975
Regulatory premiums	1,952	732	60%	1,220	4,910	191	4%	4,719
Net cost of operation of other real estate owned	(1,442)	(1,760)	-553%	318	(802)	(1,392)	-236%	590
Amortization of intangibles	1,044	785	303%	259	2,886	2,089	262%	797
Other	3,661	726	25%	2,935	12,045	3,377	39%	8,668

Total all other noninterest expense	15,946	4,669	41%	11,277	50,105	14,481	41%	35,624

Total noninterest expense	$33,520	$10,374	45%	$23,146	$102,162	$30,521	43%	$71,641

NM – Not Meaningful

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended September 30,		Increase (Decrease) Amount	Nine months ended September 30,		Increase (Decrease) Amount
(in thousands)	2010	2009		2010	2009
Software support & maintenance	$267	$165	$102	$793	$486	$307
Federal Reserve Bank processing fees	100	83	17	240	259	(19)
Supplies	438	199	239	1,147	630	517
Postage	430	302	128	1,404	932	472
Investor relations	35	15	20	117	189	(72)
Travel	296	104	192	709	283	426
ATM Network	223	156	67	608	444	164
Sponsorships and charitable contributions	145	99	46	584	437	147
Directors fees	104	115	(11)	328	328	—
Employee expenses	100	82	18	353	270	83
Insurance	207	125	82	582	357	225
CRA partnership investment expense	73	164	(91)	219	354	(135)
Miscellaneous	1,243	1,326	(83)	4,961	3,699	1,262

Total other noninterest expense	$3,661	$2,935	$726	$12,045	$8,668	$3,377

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis, which is not defined in accounting principles generally accepted in the United States. Our efficiency ratio [noninterest expense, excluding net cost of operation of OREO divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain/loss on sale of investment securities, proceeds from redemption of Visa and Mastercard shares, gain on bank acquisition, incremental income accretion on the acquired loan portfolio and the change in FDIC indemnification asset] was 68.33% for the third quarter 2010 and 68.32% for the first nine months of 2010, compared to 60.85% for the third quarter 2009 and 62.72% for the first nine months of 2009, respectively. The efficiency ratio increased due to increased expenses associated with managing our problem assets, increased regulatory premiums and expenses resulting from our FDIC-assisted transactions.

Income Taxes

We recorded an income tax provision of $4.0 million and $4.6 million for the third quarter and the first nine months of 2010, compared with a benefit of $1.8 million and $7.9 million for the same periods in 2009. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2010	% of Total	December 31, 2009	% of Total
Commercial business	$761,113	30.5%	$744,440	37.1%
Real estate:
One-to-four family residential	53,583	2.2%	63,364	3.2%
Commercial and five or more family residential properties	819,415	32.8%	856,260	42.6%

Total real estate	872,998	35.0%	919,624	45.8%
Real estate construction:
One-to-four family residential	80,289	3.2%	107,620	5.3%
Commercial and five or more family residential properties	33,929	1.4%	41,829	2.1%

Total real estate construction	114,218	4.6%	149,449	7.4%
Consumer	189,495	7.6%	199,987	9.9%

Subtotal	1,937,824	77.7%	2,013,500	100.2%
Less: Deferred loan fees	(3,662)	-0.2%	(4,616)	-0.2%

Total loans, excluding covered loans	1,934,162		2,008,884

Covered loans	561,131	22.5%	—	0.0%

Total loans, net of deferred loan fees	$2,495,293	100.0%	$2,008,884	100.0%

Loans Held for Sale	$1,513		$—

Total loans increased $486.4 million, or 24%, from year-end 2009. The increase in total loans was driven primarily by FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. Although the acquisitions of Columbia River and American Marine Banks increased our loan portfolio by $656.6 million, the credit risk associated with the acquired loans was substantially mitigated by the loss-sharing agreements with the FDIC. Total noncovered loans decreased $74.7 million, or 4%, from December 31, 2009. This decrease was attributable to low loan demand due to current business and economic conditions.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with the Contingencies topic of the FASB ASC.

2.	Criticized/classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with the Receivables topic of the FASB ASC.

3.	The unallocated allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 1.5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

At September 30, 2010, our allowance for noncovered loan and lease losses was $62.3 million, or 3.22% of total noncovered loans and 64% of nonperforming, noncovered loans and 51% of nonperforming, noncovered assets. This compares with an allowance of $51.7 million, or 2.50% of the total loan portfolio, 48% of nonperforming loans and 41% of nonperforming assets at December 31, 2009.

At September 30, 2010, our allowance for covered loan losses was $453 thousand, or 0.08% of the total covered loan pools. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing as the loans accrete interest income over the estimated lives of the loans when cash flows are reasonably estimable. Accordingly, covered impaired loans contractually past due are still considered to be accruing and performing loans. The loans acquired in the Columbia River Bank and American Marine Bank acquisitions are also subject to the Bank’s internal and external credit review and are accounted for under ASC Topic 310-30. Covered loans are initially measured at fair value based on expected future cash flows over the lives of the loans, which management continues to monitor and estimate on a quarterly basis. If expected future cash flows decline, a provision is recorded for estimated cash flow losses on covered loans. If expected cash flows on covered loans increase, subsequent to a loss provision being recorded, the loss provision will be reversed with any additional increases in expected cash flows made as an adjustment from non-accretable difference to accretable yield.

The following tables summarize the activity in the allowance for loan and lease losses and unfunded loan commitments and letters of credit for the three and nine month periods ended September 30, 2010 and 2009:

Changes in Allowance for Loan and Lease Losses and

Unfunded Loan Commitments and Letters of Credit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Beginning balance	$59,748	$48,880	$53,478	$42,747

Charge-offs:
Commercial business	(1,760)	(4,889)	(9,405)	(8,200)
One-to-four family residential	—	—	(104)	(220)
Commercial and five-or-more family residential	(1,976)	(237)	(4,958)	(956)
One-to-four family residential construction	(1,291)	(5,704)	(8,955)	(21,750)
Commercial and five-or-more family residential construction	—	(2,180)	(3,079)	(7,542)
Consumer	(2,513)	(816)	(4,965)	(1,662)

Total charge-offs	(7,540)	(13,826)	(31,466)	(40,330)

Recoveries
Commercial business	122	127	778	531
One-to-four family residential	—	—	15	68
Commercial and five-or-more family residential	5	—	46	22
One-to-four family residential construction	573	—	1,481	92
Consumer	426	7	502	58

Total recoveries	1,126	134	2,822	771

Net charge-offs	(6,414)	(13,692)	(28,644)	(39,559)
Provision charged to expense	9,000	16,500	37,500	48,500

Ending balance	$62,334	$51,688	$62,334	$51,688

Total loans, net at end of period, excluding covered loans and loans held for sale (1)	$1,934,162	$2,063,398	$1,934,162	$2,063,398

Allowance for loan and lease losses to period-end loans, excluding covered loans	3.22%	2.50%	3.22%	2.50%

Allowance for unfunded commitments and letters of credit
Beginning balance	$815	$575	$775	$500
Net changes in the allowance for unfunded commitments and letters of credit	350	200	390	275

Ending balance	$1,165	$775	$1,165	$775

Nonperforming Assets

Nonperforming assets consist of: (i) nonaccrual loans; (ii) restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) OREO; and (iv) other personal property owned. Collectively, nonaccrual and restructured loans are considered nonperforming loans.

Nonaccrual noncovered loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectability of principal or interest per the contractual terms. Generally our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. When a noncovered loan is placed on nonaccrual status, any accrued but unpaid interest on that date is removed from interest income.

The following tables set forth, at the dates indicated, information with respect to our nonperforming assets, excluding covered assets:

(in thousands)	September 30, 2010	December 31, 2009
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$17,490	$18,979
Real estate:
One-to-four family residential	3,063	1,860
Commercial and five or more family residential real estate	25,282	24,354

Total real estate	28,345	26,214
Real estate construction:
One-to-four family residential	25,653	47,653
Commercial and five or more family residential real estate	14,771	16,230

Total real estate construction	40,424	63,883
Consumer	5,147	1,355

Total nonaccrual loans	91,406	110,431
Restructured loans:
Commercial and five or more family residential real estate	5,777	—
One-to-four family residential construction	705	60

Total restructured loans	6,482	60

Total nonperforming loans	97,888	110,491
Other real estate owned and other personal property owned	23,259	19,037

Total nonperforming assets, excluding covered assets	$121,147	$129,528

The following table summarizes activity in nonaccrual loans, excluding covered loans:

Changes in Nonaccrual Loans

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$108,409	$127,767	$110,431	$106,750
Loans placed on nonaccrual	8,206	30,706	46,651	97,357
Advances	1,246	747	3,357	2,058
Charge-offs	(5,904)	(9,997)	(24,406)	(34,075)
Loans returned to accrual status	(11,059)	(241)	(15,301)	(2,316)
Repayments (including interest applied to principal)	(8,714)	(7,508)	(19,241)	(19,058)
Transfers to OREO / OPPO	(778)	(10,756)	(10,085)	(19,998)

Balance, end of period	$91,406	$130,718	$91,406	$130,718

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while loans with outstanding balances greater than $250,000 are designated as criticized/classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. Such loans are analyzed individually, on a quarterly basis, under the guidance of the Receivables topic of the FASB ASC to determine if impairment exists. The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes impaired loan financial data:

in millions	Sep 30, 2010	Dec 31, 2009	Sep 30, 2009
Impaired loans	$106.9	$116.4	$123.2
Impaired loans with specific allocations	$22.1	$18.1	$45.7
Amount of the specific allocations	$3.8	$3.8	$12.6

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

When a loan secured by real estate migrates to non-performing and impaired status and it does not have a market valuation less than one year old, the Company secures an updated market valuation by a third-party appraiser. This updated appraisal is then subject to two reviews, one by a third-party appraisal reviewer and another by the Company’s on-staff appraiser. Subsequently, the asset will be appraised annually by a third party appraiser or the Company’s on staff appraiser. The evaluation may occur more frequently if management determines that there has been increased market deterioration within a specific geographical location. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve in accordance with accounting principles generally accepted in the United States.

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

At September 30, 2010, the market value of securities available for sale had an unrealized gain, net of tax, of $23.1 million compared to an unrealized gain, net of tax, of $11.2 million at December 31, 2009. The change in market value of securities available for sale is due primarily to fluctuations in interest rates. The Company does not consider these investment securities to be other than temporarily impaired. In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

During the nine months ended September 30, 2010, $69.3 million of investment securities were sold resulting in a net gain of approximately $58 thousand. The majority of securities sold were acquired in the Columbia River Bank acquisition. Those investment securities were sold as the characteristics of those securities either did not fit well within the Company’s existing investment securities portfolio or align with its investment strategy.

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$448,241	$400,156
State and municipal securities	241,192	218,911
Other securities	3,308	971

Total	$692,741	$620,038

FHLB Stock

As a condition of membership in the FHLB of Seattle, the Company is required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100 and is redeemable at par for cash.

FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB ASC. The FHLB is currently classified as undercapitalized by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock.

Subsequent to quarter-end, on October 25, 2010, the Finance Agency announced that the Board of Directors of the FHLB of Seattle agreed to the stipulation and issuance of a Consent Order by the Finance Agency that resolves certain outstanding capital and supervisory matters. The Consent Order and associated agreement with the FHLB Board of Directors constituted the FHLB’s capital restoration plan, which included steps the FHLB would take to resume timely repurchases and redemptions of member capital stock. We will continue to monitor the financial condition of the FHLB as it relates to the recoverability of our investment in FHLB stock.

Goodwill

The carrying amount of goodwill was $109.6 million as of September 30, 2010 and $95.5 million as of December 31, 2009. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. Under the Intangibles – Goodwill and Other topic of the FASB ASC, the testing for impairment of goodwill is a two-step process performed at the reporting level. In the first step of the goodwill impairment test (“Step I”), the fair value of a reporting unit is compared with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required.

The Company performed its annual goodwill impairment test during the current quarter to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of the Company’s single reporting unit, including goodwill, to its carrying amounts utilizing a market approach to valuation. The results of the Step I Analysis indicated no impairment in the single, reporting unit of the Company. Accordingly, no further testing was required.

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Seattle. The FRB of San Francisco, and wholesale repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $861.6 million, or 42%, since year-end 2009 while certificates of deposit greater than $100,000 increased $43.7 million, or 17%, from year-end 2009. The increase in deposits was primarily the result of the Columbia River Bank and American Marine Bank acquisitions, which resulted in the addition of $893.4 million and $254.0 million, respectively, from each acquisition.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At September 30, 2010 brokered and other wholesale deposits (excluding public deposits) totaled $67.9 million, or 2% of total deposits, compared to $150.1 million, or 6% of total deposits, at year-end 2009. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2010		December 31, 2009		September 30, 2009
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$864,920	26.2%	$574,687	23.1%	$490,512	20.1%
Interest bearing demand	645,875	19.5%	499,922	20.1%	447,019	18.3%
Money market	896,135	27.1%	604,229	24.3%	691,399	28.3%
Savings	206,713	6.3%	139,406	5.6%	136,739	5.6%
Certificates of deposit less than $100,000	320,808	9.7%	254,577	10.3%	261,813	10.7%

Total core deposits	2,934,451	88.8%	2,072,821	83.4%	2,027,482	83.0%
Certificates of deposit greater than $100,000	303,527	9.2%	259,794	10.5%	264,982	10.8%
Wholesale certificates of deposit (CDARS®)	44,786	1.3%	96,314	3.9%	92,890	3.8%
Wholesale certificates of deposit	23,155	0.7%	53,776	2.2%	58,213	2.4%

Subtotal	3,305,919	100.0%	2,482,705	100.0%	2,443,567	100.0%

Premium resulting from acquisition date fair value adjustment	967		—		—

Total deposits	$3,306,886		$2,482,705		$2,443,567

Borrowings

We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, one-to-four family real estate mortgages, and other loans. At September 30, 2010, we had FHLB advances of $119.6 million, before acquisition date fair value adjustments, compared to $100 million at December 31, 2009. The increase in FHLB advances was the result of acquiring Columbia River Bank and American Marine Bank in FDIC-assisted acquisitions. The Bank assumed $18.4 million in FHLB advances from Columbia River Bank, of which $18.0 million matured and was repaid. The Bank also assumed $36.5 million in FHLB advances from American Marine Bank of which $18.0 million matured and was repaid. The Bank had no other borrowing activity other than repayment on assumed borrowings from the banks acquired in the FDIC-assisted acquisitions.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2010 and December 31, 2009 we had a repurchase agreement of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30-year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Company to the Trust. The debentures had an initial rate of 7.29% and a rate of 4.05% at September 30, 2010. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.28% at September 30, 2010. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.7 million at September 30, 2010 and December 31, 2009. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2010, we had commitments to extend credit of $578.7 million compared to $587.5 million at December 31, 2009.

Capital Resources

Shareholders’ equity at September 30, 2010 was $704.7 million, up from $528.1 million at December 31, 2009. Shareholders’ equity was 16.6% and 16.5% of total period-end assets at September 30, 2010 and December 31, 2009, respectively. The Company’s tangible common equity to tangible assets ratio was 14.0% at September 30, 2010 compared to 11.4% at December 31, 2009. Tangible common equity to tangible assets is defined as total shareholders’ equity, less any outstanding preferred stock, reduced by recorded goodwill and other intangible assets divided by total assets reduced by recorded goodwill and other intangible assets.

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

The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2010 and December 31, 2009.

	Company		Columbia Bank		Requirements
	9/30/2010	12/31/2009	9/30/2010	12/31/2009	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	24.39%	19.60%	18.01%	16.17%	8%	10%
Tier 1 risk-based capital ratio	23.13%	18.34%	16.74%	14.91%	4%	6%
Leverage ratio	13.65%	14.33%	10.01%	11.73%	4%	5%
Tangible common equity to tangible assets	13.98%	11.40%	n/a	n/a	n/a	n/a

In May 2010, the Company completed an underwritten public offering of 11,040,000 shares of our common stock at a purchase price to the public of $21.75 per share, resulting in gross proceeds of $240.1 million and net proceeds to us of approximately $229.1 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2010, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2009. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” referenced in the Company’s 2009 Annual Report on Form 10-K.

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

A slow or fragile economic recovery could adversely affect our future results of operations or market price of our stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict how quickly the economy will recover from the recent recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, a slow or fragile recovery could continue to present risks for some time for the industry and our company.

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

Given the continued market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC with respect to the assets we acquired of Columbia River Bank and American Marine Bank, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. We may also experience difficulties in complying with the technical requirements of our loss-sharing agreements with the FDIC, which could result in some assets which we acquire in FDIC-assisted transactions losing their coverage under such agreements. There is no assurance that as our integration efforts continue in connection with these transactions, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.

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

We may use the net proceeds of our recently completed offering for selective acquisitions that meet our disciplined acquisition criteria, to fund internal growth, or for general corporate purposes. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently a party to any purchase or merger agreement. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of our recent offering in securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.

We may pursue additional capital, which may not be available on acceptable terms or at all, could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to our banking subsidiary, Columbia State Bank (the “Bank”). Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.

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

The FDIC recently adopted a new deposit insurance fund restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by financial reform legislation passed in 2010.

The FDIC has required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012. The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period. In 2009, the FDIC also adopted a final rule revising its risk-based assessment system, which became effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.

In 2009 the FDIC also imposed a special deposit insurance assessment of five basis points on all insured institutions. Based on our assets subject to the FDIC assessment, the special assessment was approximately $1.4 million. This special assessment was in addition to the regular quarterly risk-based assessment.

Additional increases in FDIC insurance premiums could have a significant impact on Columbia.

Despite the FDIC’s recently adopted plan to restore the deposit insurance fund, the fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments imposed in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

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

In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies,

(iv) places new limits on electronic debt card interchange fees and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.

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

A continued tightening of the credit markets and the inability to maintain adequate liquidity to fund continued loan growth may negatively affect asset growth and, therefore, our earnings capability. In addition to deposit growth and payments of principal and interest received on loans and investment securities, we also rely on borrowing lines with the FHLB of Seattle and the FRB of San Francisco to fund loans. However, the FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. Based on the foregoing, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels. In the event of a deterioration in our financial condition or a further downturn in the economy, particularly in the housing market, our ability to access these funding resources could be negatively affected, which could limit the funds available to us making it difficult for us to maintain adequate funding for loan growth. In addition, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, resulting in a further unfavorable impact on our business, financial condition and results of operations.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of September 30, 2010, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2010, we had stock in the FHLB totaling $17.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of September 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

COLUMBIA BANKING SYSTEM, INC.

Date: November 8, 2010	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002