Form 10-K
period 2010-12-31
COLUMBIA BANKING SYSTEM INC
filed 2011-03-01
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

☒  Large Accelerated Filer        ☐  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2010 was $704,786,004 based on the closing sale price of the Common Stock on that date.

The number of shares of registrant’s Common Stock outstanding at January 31, 2011 was 39,355,394.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2011 Annual Meeting Proxy Statement.	Part III

COLUMBIA BANKING SYSTEM, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2010

i

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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure could not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

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

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk; and

•	our profitability measures could be adversely affected if we are unable to effectively deploy recently raised capital.

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

The Company was originally organized in 1988 under the name First Federal Corporation, which was later named Columbia Savings Bank. In 1990, an investor group acquired a controlling interest in the Company and a second corporation, Columbia National Bankshares, Inc. (“CNBI”), and CNBI’s sole banking subsidiary, Columbia National Bank. In 1993, the Company was reorganized to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state holding companies, which created dislocation of customers. As part of the reorganization, CNBI was merged into the Company and Columbia National Bank was merged into the then newly chartered Columbia Bank. In 1994, Columbia Savings Bank was merged into Columbia Bank. We have grown from four branch offices at January 1, 1993 to 84 branch offices at December 31, 2010.

At December 31, 2010 Columbia Bank had 84 branch locations in Washington and Oregon. Included in these 84 branch locations are six Columbia Bank branches doing business under the Bank of Astoria name at the Bank of Astoria’s former branches located in Astoria, Warrenton, Seaside and Cannon Beach in Clatsop County and in Manzanita and Tillamook in Tillamook County. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.

Recent Acquisitions

On January 22, 2010, Columbia State Bank acquired all of the deposits and certain assets of Columbia River Bank from the FDIC, which was appointed receiver of Columbia River Bank. Columbia State Bank acquired approximately $912.9 million in assets and approximately $893.4 million in deposits located in 21 branches in Oregon and Washington. Columbia River Bank’s loans and other real estate assets acquired of approximately $696.1 million are subject to a loss-sharing agreement with the FDIC. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $43.9 million on net assets acquired. The results of Columbia River Bank’s operations are included in those of Columbia Bank starting January 22, 2010.

On January 29, 2010 Columbia State Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which was appointed receiver of American Marine Bank. Columbia State Bank acquired approximately $307.8 million in assets and approximately $254.0 million in deposits located in 11 branches on the western Puget Sound. American Marine Bank’s loans and other real estate assets acquired of approximately $257.5 million are subject to a loss-sharing agreement with the FDIC. In addition, Columbia State Bank will continue to operate the Trust and Wealth Management Division of American Marine Bank. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $23.0 million on net assets acquired. The results of American Marine Bank’s operations are included in those of Columbia Bank starting January 29, 2010.

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

Executive Officers of the Registrant

Name	Principal Position
Melanie J. Dressel	President & Chief Executive Officer
Andrew McDonald	Executive Vice President & Chief Credit Officer
Mark W. Nelson	Executive Vice President & Chief Operating Officer
Kent L Roberts	Executive Vice President & Human Resources Director
Gary R. Schminkey	Executive Vice President & Chief Financial Officer

Business Overview

Our goal is to be a leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households in all markets we serve.

We have established a network of 84 branches in Washington and Oregon as of December 31, 2010 from which we intend to grow market share. We operate 53 branches in western Washington, 6 branches in eastern Washington, 15 branches in western Oregon, and 10 branches in eastern Oregon. Washington counties include: Benton, Clallam, Clark, Cowlitz, Franklin, Jefferson, King, Kitsap, Klickitat, Mason, Pierce, Thurston, Whatcom and Yakima. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Marion, Multnomah, Tillamook, Umatilla, Wasco and Yamhill.

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

Business Strategy

Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and balanced loan and deposit portfolios, building our strong core deposit base, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. We believe that, as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments, and other financial services. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

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

Personal Banking	Business Banking
• Checking and Saving Accounts	• Checking & Saving Accounts
• Online Banking	• Online Banking
• Electronic Bill Pay	• Electronic Bill Pay
• Consumer Lending	• Remote Deposit Capture
• Residential Lending	• Cash Management
• VISA® Card Services	• Commercial & Industrial Lending
• Investment Services through CB Financial Services	• Real Estate and Real Estate Construction Lending
• Private Banking	• Equipment Finance
• Trust Services	• Small Business Services
• VISA® Card Services
• Investment Services through CB Financial Services
• International Banking
• Merchant Card Services
• Professional Banking

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

(1)	Securities and insurance products are offered through primevest Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. CB Financial Services is a marketing name for primevest. * Investment products are Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.
(2)	Advisory services may only be offered by Investment Adviser Representatives in connection with an appropriate primevest Advisory Services Agreement and disclosure brochure as provided.

Business Banking: We offer our business banking customers the foundation of a variety of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. In addition to these core banking products we provide a breadth of services to support the complete financial needs of small and middle market businesses including Cash Management, Professional Banking, International Banking , VISA Credit Cards, Merchant Services and Commercial Lending.

Cash Management

Columbia State Bank’s diversified Cash Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions. Columbia customers, of all sizes, choose from a full range of transaction and Cash Management tools to gain more control over—and make more from—their money. Services include Commercial Online Banking, Postive Pay fraud protection, Automated Clearing House (ACH) payments, Remote Deposit Capture, and Merchant Services.

Our Cash Management professionals work with businesses to find the best combination of services to meet their needs. This customized, modular approach will ensures their business banking operations are cost-effective now, with flexibility for future growth.

Professional Banking

Columbia Professional Bankers are uniquely qualified to help medical and dental professionals acquire, build and grow their practice. We offer tailored banking and investment solutions(1) delivered by experienced bankers with the industry knowledge necessary to meet their business’s unique needs. No matter what the needs are now or in the years to come, we guide professionals through all their financial options to make their banking as easy and personal as possible.

International Banking

Columbia Bank’s International services division offers a range of financial services to help forward-thinking independent businesses explore global markets and conduct international trade smoothly and expediently. We’re proud to provide small and mid-size business with the same caliber of expertise and personalized service that national banks usually limit to large businesses.

Our experience with foreign currency exchange, letters of credit, foreign collections and trade finance services can help independent companies open the door to new markets and suppliers overseas. Put simply, the wealth of opportunities that international trade offers growing businesses can have a significant impact on both long-term growth and their bottom line.

Commercial Lending

We offer a variety of loan products tailored to meet the various needs of business banking customers. Commercial loan products include accounts receivable and inventory financing as well as Small Business Administration (SBA) financing. We also offer commercial real estate loan products for construction and development or permanent financing. Real estate lending activities have been focused on construction and permanent loans for both owner occupants and investor oriented real estate properties. In addition, the Bank has pursued construction and first mortgages on owner occupied, one- to four-family residential properties. Commercial banking has been directed toward meeting the credit and related deposit needs of various sized businesses and professional practice organizations operating in our primary market areas.

(1)	Securities and insurance products are offered through primevest Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. CB Financial Services is a marketing name for primevest. * Investment products are Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.

Business VISA® Credit and Debit Cards

We offer our business banking customers a selection of Visa® Cards including the Business Debit Card that works like a check wherever Visa® is accepted. We partner with First National Bank of Omaha to offer Visa® Credit Cards such as the Corporate Card which can be used all over the world as well as the Business Edition® and Business Edition Plus® that earns reward points with every purchase.

Merchant Card Services

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

CB Financial Services

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

(1)	Securities and insurance products are offered through primevest Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. CB Financial Services is a marketing name for primevest. * Investment products are Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.

Market Areas

Washington: Approximately 40% of our total branches within Washington are located in Pierce County, with an estimated 2010 population of 814,600 residents. At June 30, 2010 our Pierce County branch locations’ share of the county’s total deposit market was 18%(1), ranking first among our competition, and an increase from 16% in 2009. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma, whose activities are related to more than 43,000 jobs in the county, and well over 100,000 in the state of Washington, Joint Base Lewis-McChord which accounts for nearly 20% of the County’s total employment, and the manufacturing industry which supplies the Boeing Company.

We operate twelve branch locations in King County, including Seattle, Bellevue and Redmond. King County, which is Washington’s most highly populated county at close to 2 million residents, is a market that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At June 30, 2010 our share of the King County deposit market was approximately 1%(1); however, we have made inroads within this market through the acquisition of American Marine Bank and the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County with its close proximity to Pierce County is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.

Some other market areas served by the Company include Cowlitz County where we operate two branch locations that account for 9%(1) of the deposit market share, and Kitsap County, where we operate 6 branches with 8% of the deposit market share. We also have locations in Clallam, Clark, Klickitat, Thurston and Yakima counties where we operate two branch offices in each county, and Benton, Franklin, Jefferson, Mason and Whatcom Counties where we operate one branch in each county.

Oregon: With the acquisition of Columbia River Bank in January, 2010, we significantly expanded our market area in western Oregon, and entered the eastern Oregon market area, bringing our total to 25 branch locations in the state. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Marion, Multnomah, Tillamook, Umatilla, Wasco and Yamhill. Columbia ranks twelfth in total deposit market share in Oregon, up from 27th place the prior year. We are first in deposit market share in Hood River, Jefferson, and Wasco counties, and second or 28%(1) of the deposit market share in Clatsop county. Oregon market areas provide a significant opportunity for expansion in the future

Employees

As of December 31, 2010 the Company and its banking subsidiary employed approximately 1,092 full-time equivalent employees, significantly up from the 715 at December 31, 2009. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees contributed to Columbia Bank being awarded second place in the large employer category by Seattle Business Magazine’s 100 Best Companies to Work For 2010 and designated one of the Puget Sound Business Journal’s “Washington’s Best Workplaces 2010”.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.

(1)	Source: FDIC Annual Summary of Deposit Report as of June 30, 2010.

Additionally, reports filed with the SEC can be obtained through our website at www.columbiabank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not intended to be incorporated by reference into this report.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the names Columbia State Bank in Washington, and Columbia State Bank and Bank of Astoria in Oregon (collectively, referred to herein as “Columbia Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. As a result of the Dodd-Frank Act, prior restrictions on de novo branching by out of state banks have been removed. The Dodd-Frank Act generally permits all banks to branch into other states by opening a new branch or purchasing a branch from another financial institution, to the extent that banks chartered under the state in which the new branch is located can do so. In the past, the Interstate Act barred all financial institutions, except for thrifts, from branching into other states unless they purchased or merged with a bank located in the other state.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

Anti-terrorism

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

The Emergency Economic Stabilization Act of 2008

Emergency Economic Stabilization Act of 2008. In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 ( “EESA”) was enacted on October 3, 2008. EESA provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions. The Company applied for and received approximately $76 million in the CPP. Due to its capital position, on August 11, 2010, the Company redeemed all of its 76,898 outstanding shares of preferred stock, originally issued to the Treasury for a total redemption price of $77.8 million, consisting of $76.9 million in principal and $918,504 in accrued and unpaid dividends. On September 1, 2010, the Company repurchased the common stock warrant issued to the Treasury for $3.3 million. The warrant repurchase, together with the Company’s redemption in August 2010 of the entire amount of the preferred stock, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts were initially charged an annualized 10 basis points on individual account balances exceeding $250,000, and those issuing FDIC-backed senior unsecured debt were initially charged an annualized 75 basis points on all such debt, although those rates were subsequently increased. We elected to fully participate in both parts of the TLGP.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2011 and 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rule also revises the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue upon expiration of the TLGP until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation (i) centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws; (ii) applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies; (iii) requires the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction; (iv) changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital; (v) requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight; (vi) makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012, for non-interest bearing transaction accounts; (vii) removes prior restrictions on interstate de novo branching; and (viii) repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally. However, based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the Bank and increase compliance costs.

American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA) was signed into law. ARRA is intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have an adverse impact on our non-interest income.

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

Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. There has been a decline in housing prices and unemployment is a continued concern in both Washington and Oregon. A further deterioration in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

•	commercial and consumer loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for our loan and other products and services may decrease.

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

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to elevated levels of nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral if the collateral less selling costs is lower than the carrying amount of the related loan, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

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

Given the continued market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. We may also experience difficulties in complying with the technical requirements of our loss-sharing agreements with the FDIC, which could result in some assets which we acquire in FDIC-assisted transactions losing their coverage under such agreements. There is no assurance that as our integration efforts continue in connection with these transactions, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.

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

Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we may record a loss-sharing asset that we consider adequate to absorb the indemnified portion of future losses which may occur in the acquired loan portfolio. The FDIC loss-sharing asset is accounted for on the same basis as the related acquired loans and OREO and primarily represents the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements.

If our assumptions are incorrect, significant earnings volatility can occur and the balance of the FDIC loss-sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

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

We may use the net proceeds of our capital raise completed in May 2010 for selective acquisitions that meet our disciplined acquisition criteria, to fund internal growth, or for general corporate purposes. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently a party to any purchase or merger agreement. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of our recent offering in securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.

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

Fluctuating interest rates could adversely affect our business.

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

Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012.

The Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of December 31, 2010, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2010, we had stock in the FHLB totaling $17.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

We are a separate and distinct legal entity from our banking subsidiary, Columbia State Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. In addition to capital raised at the holding company level, these dividends are the principal source of funds to pay dividends on our common stock and principal and interest on our outstanding debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiary’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders or principal and interest payments on our outstanding debt.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.

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

The Company’s branch network as of December 31, 2010 is made up of 84 branches located throughout several Washington and Oregon counties. The number of branches per county, as well as whether it is owned or operated under a lease agreement is detailed in the following table.

	Number of Branches	Occupancy Type
County		Owned	Leased
Pierce	23	14	9
King	12	8	4
Kitsap	6	3	3
Other Washington Counties	18	10	8

Total Washington Branches	59	35	24

Clatsop (dba Bank of Astoria)	4	4	—
Tillamook (dba Bank of Astoria)	2	2	—
Clackamas	3	—	3
Multnomah	3	1	2
Deschutes	4	2	2
Other Oregon Counties	9	7	2

Total Oregon Branches	25	16	9

Total Columbia Bank Branches	84	51	33

For additional information concerning our premises and equipment and lease obligations, see Note 10 and 20, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Quarterly Common Stock Prices and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

2010	High	Low	Cash Dividend Declared
First quarter	$22.60	$16.03	$0.01
Second quarter	$24.96	$18.17	0.01
Third quarter	$19.97	$15.91	0.01
Fourth quarter	$21.99	$17.00	0.01

For the year	$24.96	$15.91	$0.04

2009	High	Low	Cash Dividend Declared
First quarter	$11.87	$4.93	$0.04
Second quarter	$13.52	$6.54	0.01
Third quarter	$17.22	$9.78	0.01
Fourth quarter	$16.55	$13.80	0.01

For the year	$17.22	$4.93	$0.07

On December 31, 2010, the last sale price for our stock on the NASDAQ Global Select Market was $21.06. At January 31, 2011, the number of shareholders of record was 2,154. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

At December 31, 2010, a total of 93,964 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Equity Compensation Plan Information

	Year Ended December 31, 2010
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	93,964	$21.26	1,299,510
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes shares to be issued upon exercise of options under plans of Bank of Astoria, Mountain Bank Holding Company and Town Center Bancorp, which were assumed as a result of their acquisitions.
(2)	Consists of shares that are subject to outstanding options.
(3)	Includes 620,606 shares available for future issuance under the stock option and equity compensation plan and 678,904 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2010.

Five-Year Stock Performance Graph

The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2005, and that all dividends were reinvested.

Index	Period Ending
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Columbia Banking System, Inc.	100.00	125.20	108.38	44.75	61.10	79.70
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Columbia Peer Group	100.00	116.61	83.98	59.34	50.77	55.14

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2010	2009	2008	2007	2006
	(in thousands except per share)
For the Year
Total revenue	$217,568	$145,042	$134,363	$136,568	$122,435
Net interest income	$164,787	$115,352	$119,513	$108,820	$97,763
Provision for loan and lease losses, excluding covered loans	$41,291	$63,500	$41,176	$3,605	$2,065
Noninterest income	$52,781	$29,690	$14,850	$27,748	$24,672
Noninterest expense	$137,147	$94,488	$92,125	$88,829	$76,134
Net income (loss)	$30,784	$(3,968)	$5,968	$32,381	$32,103
Net income (loss) applicable to common shareholders	$25,837	$(8,371)	$5,498	$32,381	$32,103

Per Common Share
Earnings (loss) (Basic)	$0.73	$(0.38)	$0.30	$1.91	$2.00
Earnings (loss) (Diluted)	$0.72	$(0.38)	$0.30	$1.89	$1.98
Book Value	$17.97	$16.13	$18.82	$19.03	$15.71

Averages
Total assets	$4,248,590	$3,084,421	$3,134,054	$2,837,162	$2,473,404
Interest-earning assets	$3,583,728	$2,783,862	$2,851,555	$2,599,379	$2,265,393
Loans	$2,485,650	$2,124,574	$2,264,486	$1,990,622	$1,629,616
Securities	$720,152	$584,028	$565,299	$581,122	$623,631
Deposits	$3,270,923	$2,378,176	$2,382,484	$2,242,134	$1,976,448
Core deposits	$2,828,246	$1,945,039	$1,911,897	$1,887,391	$1,664,247
Shareholders’ equity	$668,469	$462,127	$354,387	$289,297	$237,843

Financial Ratios
Net interest margin	4.76%	4.33%	4.38%	4.35%	4.49%
Return on average assets	0.72%	(0.13%)	0.19%	1.14%	1.30%
Return on average common equity	4.15%	(2.16%)	1.59%	11.19%	13.50%
Efficiency ratio (tax equivalent) (2)	67.56%	61.53%	59.88%	61.33%	58.95%
Average equity to average assets	15.73%	14.98%	11.31%	10.20%	9.62%

At Year End
Total assets	$4,256,363	$3,200,930	$3,097,079	$3,178,713	$2,553,131
Covered assets, net	$531,504	$—	$—	$—	$—
Loans, excluding covered loans	$1,915,754	$2,008,884	$2,232,332	$2,282,728	$1,708,962
Allowance for loan and lease losses	$60,993	$53,478	$42,747	$26,599	$20,182
Securities	$781,774	$631,645	$540,525	$572,973	$605,133
Deposits	$3,327,269	$2,482,705	$2,382,151	$2,498,061	$2,023,351
Core deposits	$2,998,482	$2,072,821	$1,941,047	$1,996,393	$1,701,528
Shareholders’ equity	$706,878	$528,139	$415,385	$341,731	$252,347
Full-time equivalent employees	1,092	715	735	775	657
Banking offices	84	52	53	55	40

Nonperforming Assets, Excluding Covered Assets
Nonaccrual loans	$89,163	$110,431	$106,163	$14,005	$2,886
Restructured loans accruing interest	6,505	60	587	456	594
Other real estate owned	30,991	19,037	2,874	181	—

Total nonperforming assets, excluding covered assets	$126,659	$129,528	$109,624	$14,642	$3,480

Nonperforming loans to year end loans, excluding covered loans	4.99%	5.50%	4.78%	0.63%	0.20%
Nonperforming assets to year end assets, excluding covered assets	3.40%	4.05%	3.54%	0.46%	0.14%
Allowance for loan and lease losses to year end loans, excluding covered loans	3.18%	2.66%	1.91%	1.17%	1.18%
Allowance for loan and lease losses to nonperforming loans, excluding covered loans	63.75%	48.40%	40.04%	183.94%	579.94%
Net loan charge-offs	$33,776	$52,769	$25,028	$380	$2,712

Risk-Based Capital Ratios
Total capital	24.47%	19.60%	14.25%	10.90%	13.23%
Tier 1 capital	23.20%	18.34%	12.99%	9.87%	12.21%
Leverage ratio	13.99%	14.33%	11.27%	8.54%	9.86%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)	Noninterest expense, excluding net cost of operation of other real estate divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain/loss on sale of investment securities, proceeds from redemption of Visa and Mastercard shares, gain on bank acquisition, incremental interest income accretion on the acquired loan portfolio and the change in FDIC loss sharing asset.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Interest Income:
Loans	$157,292	$117,062	$147,830	$156,253	$123,998
Taxable securities	18,276	17,300	18,852	18,614	20,018
Tax-exempt securities	9,348	8,458	7,976	7,923	7,042
Federal funds sold and deposits with banks	963	215	402	1,427	617

Total interest income	185,879	143,035	175,060	184,217	151,675

Interest Expense:
Deposits	16,733	23,250	45,307	59,930	40,838
Federal Home Loan Bank advances	2,841	2,759	7,482	11,065	10,944
Long-term obligations	1,029	1,197	1,800	2,177	1,992
Other borrowings	489	477	958	2,225	138

Total interest expense	21,092	27,683	55,547	75,397	53,912

Net Interest Income	164,787	115,352	119,513	108,820	97,763
Provision for loan and lease losses	41,291	63,500	41,176	3,605	2,065
Provision for losses on covered loans	6,055	—	—	—	—
Net interest income after provision	117,441	51,852	78,337	105,215	95,698
Noninterest income	52,781	29,690	14,850	27,748	24,672
Noninterest expense	137,147	94,488	92,125	88,829	76,134

Income (loss) before income taxes	33,075	(12,946)	1,062	44,134	44,236
Provision (benefit) for income taxes	2,291	(8,978)	(4,906)	11,753	12,133

Net Income (Loss)	$30,784	$(3,968)	$5,968	$32,381	$32,103
Less: Dividends on preferred stock	4,947	4,403	470	—	—

Net Income (Loss) Applicable to Common Shareholders	$25,837	$(8,371)	$5,498	$32,381	$32,103

Per Common Share
Earnings (loss) basic	$0.73	$(0.38)	$0.30	$1.91	$2.00
Earnings (loss) diluted	$0.72	$(0.38)	$0.30	$1.89	$1.98
Average number of common shares outstanding (basic)	35,209	21,854	17,914	16,802	15,946
Average number of common shares outstanding (diluted)	35,392	21,854	18,010	16,972	16,148
Total assets at year end	$4,256,363	$3,200,930	$3,097,079	$3,178,713	$2,553,131
Long-term obligations	$25,735	$25,669	$25,603	$25,519	$22,378
Cash dividends declared per common share	$0.04	$0.07	$0.58	$0.66	$0.57

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)

The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2010 and 2009. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2010
Total interest income	$44,287	$46,148	$52,075	$43,369	$185,879
Total interest expense	6,013	5,416	5,110	4,553	21,092

Net interest income	38,274	40,732	46,965	38,816	164,787
Provision for loan and lease losses	15,000	13,500	9,000	3,791	41,291
Provision for losses on covered loans	—	—	453	5,602	6,055
Noninterest income	18,473	13,237	5,183	15,888	52,781
Noninterest expense	33,897	34,745	33,520	34,985	137,147

Income before income taxes	7,850	5,724	9,175	10,326	33,075
Provision (benefit) for income taxes	(66)	668	3,971	(2,282)	2,291

Net Income	$7,916	$5,056	$5,204	$12,608	$30,784
Less: Dividends on preferred stock	1,107	1,110	2,730	—	4,947

Net Income Applicable to Common Shareholders	$6,809	$3,946	$2,474	$12,608	$25,837

Per Common Share (2)
Earnings (basic)	$0.24	$0.11	$0.06	$0.32	$0.73
Earnings (diluted)	$0.24	$0.11	$0.06	$0.32	$0.72

2009
Total interest income	$36,029	$35,530	$35,700	$35,776	$143,035
Total interest expense	8,126	6,999	6,582	5,976	27,683

Net interest income	27,903	28,531	29,118	29,800	115,352
Provision for loan and lease losses	11,000	21,000	16,500	15,000	63,500
Noninterest income	6,974	7,000	7,190	8,526	29,690
Noninterest expense	23,181	25,314	23,146	22,847	94,488

Income (loss) before income taxes	696	(10,783)	(3,338)	479	(12,946)
Provision (benefit) for income taxes	(816)	(5,253)	(1,836)	(1,073)	(8,978)

Net Income (Loss)	$1,512	$(5,530)	$(1,502)	$1,552	$(3,968)
Less: Dividends on preferred stock	1,093	1,101	1,103	1,105	4,403

Net Income (Loss) Applicable to Common Shareholders	$419	$(6,631)	$(2,605)	$447	$(8,371)

Per Common Share (2)
Earnings (loss) (basic)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)
Earnings (loss) (diluted)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.
(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with the Contingencies topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), a specific valuation allowance in accordance with the Receivables topic of the FASB ASC and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

Acquired Impaired Loans

Loans acquired at a discount for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, principal repayments and estimates of principal defaults, loss given default and current market rates. Estimated credit losses are included in the determination of fair value, therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans (“accretable yield”) is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common risk characteristics. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated.

FDIC Loss Sharing Asset

In conjunction with the FDIC-assisted acquisitions, the Bank entered into loss sharing agreements with the FDIC. At the date of the acquisitions, the Company elected to account for amounts receivable under the loss sharing agreements as a loss sharing asset in accordance with the Business Combinations topic of the FASB ASC. Subsequent to the acquisitions, the loss sharing asset is accounted for on the same basis as the related covered assets and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC loss sharing asset. The FDIC loss sharing asset is adjusted for any changes in expected cash flows based on the performance of the covered assets. Any increases in cash flows of those covered assets over those expected will reduce the FDIC loss sharing asset and any decreases in cash flows of the covered assets from those expected will increase the FDIC loss sharing asset. Increases and decreases to the FDIC loss sharing asset are recorded as adjustments to noninterest income.

Valuation and Recoverability of Goodwill

Goodwill represented $109.6 million of our $4.26 billion in total assets and $706.9 million in total shareholders’ equity as of December 31, 2010. The Company has one, single reporting unit. We review goodwill for impairment annually, on September 30th and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

When required, the goodwill impairment test involves a two-step process. We first test goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is not deemed to be impaired, and no further testing is necessary. If the carrying amount of the reporting unit were to exceed the fair value of the reporting unit, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a hypothetical calculation that would determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

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

Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required at September 30, 2010. As of December 31, 2010 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Even though we determined that there was no goodwill impairment during 2010, additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge.

Please refer to Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2010 Overview

•

Consolidated net income applicable to common shareholders for 2010 was $25.8 million, or $0.72 per diluted common share, compared with a net loss of $8.4 million, or $0.38 per diluted common share, in 2009. Net income (loss) applicable to common shareholders reflects net income (loss) less dividends on preferred stock related to the Company’s participation in the U.S. Department of the Treasury’s Capital Purchase Program. The increase in net income applicable to common shareholders is primarily due to lower provision expense for loan and lease losses recorded during 2010, the August redemption of the preferred stock issued to the U.S. Department of the Treasury, and the two FDIC assisted acquisitions.

•

Noninterest income was $52.8 million for 2010, an increase from $29.7 million for 2009. Noninterest income was significantly affected by the two FDIC assisted acquisitions. The Company recognized a net of tax bargain purchase gain through noninterest income of $9.8 million related to the American Marine Bank transaction. In addition, noninterest income increased $4.9 million due to the impact of recognizing the estimated economic benefit of the loss sharing asset stemming from the Company’s loss share agreements with the FDIC. Finally, service charges and other fees increased $9.5 million due to additional transaction volume associated with a larger customer base.

•

Total assets at December 31, 2010 were $4.26 billion, up 33% from $3.20 billion at the end of 2009. At December 31, 2010 net assets acquired covered by FDIC loss share agreements (referred to as “covered” assets or loans) represented $531.5 million and the loss sharing asset associated with the Company’s loss share agreements with the FDIC was $206.0 million. The allowance for noncovered loan and lease losses increased to $61.0 million at December 31, 2010 from $53.5 million at December 31, 2009. The Company’s allowance amounts to 3.18% of total uncovered loans, compared with 2.66% at the end of 2009. Separate from the allowance for noncovered loan and lease losses, the Company recorded expense of $6.1 million and $0 through the provision for losses on covered loans in 2010 and 2009 respectively. The impact to earnings of the $6.1 million of provision expense for covered loans is offset through noninterest income by a $4.9 million increase in the loss sharing asset related to the Company’s loss share agreements with the FDIC.

•

Nonperforming assets totaled $126.7 million as of December 31, 2010, compared with $129.5 million at December 31, 2009. Net loan charge-offs were $33.8 million in 2010, compared with $52.8 million in 2009. The Company’s commercial business portfolio experienced a $13.4 million increase in nonaccrual loans with a December 31, 2010 balance of $32.4 million. The increase in nonaccrual loans within the commercial business portfolio was more than offset by a $38.3 million decline in the real estate construction portfolio.

•	Investment securities available for sale totaled $763.9 million at December 31, 2010 compared to $620.0 million at December 31, 2009.

•

Deposits totaled $3.33 billion at December 31, 2010 compared to $2.48 billion at December 31, 2009. Core deposits totaled $3.00 billion at December 31, 2010, comprising 90% of total deposits compared to $2.07 billion, or 83%, of total deposits at December 31, 2009.

•

The Company is well capitalized with a total risk-based capital ratio of 24.47% at December 31, 2010 compared to 19.60% at December 31, 2009. These ratios reflect the net proceeds to the Company of $229.1 million from an underwritten public offering of common shares completed in May, 2010 as well as the payment of $76.9 million for the retirement of the preferred shares issued under the U.S. Department of the Treasury’s Capital Purchase Program and $3.3 million paid by the Company to retire the warrants associated with the preferred shares.

Business Combinations

On January 22, 2010, Columbia State Bank acquired all of the deposits and certain assets of Columbia River Bank from the FDIC, which was appointed receiver of Columbia River Bank. Columbia State Bank acquired approximately $912.9 million in assets and approximately $893.4 million in deposits located in 21 branches in Oregon and Washington. Columbia River Bank’s loans and other real estate assets acquired of approximately $696.1 million are subject to a loss-sharing agreement with the FDIC. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $43.9 million on net assets acquired.

On January 29, 2010 Columbia State Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which was appointed receiver of American Marine Bank. Columbia State Bank acquired approximately $307.8 million in assets and approximately $254.0 million in deposits located in 11 branches on the western Puget Sound. American Marine Bank’s loans and other real estate assets acquired of approximately $257.5 million is subject to a loss-sharing agreement with the FDIC. In addition, Columbia State Bank will continue to operate the Trust and Wealth Management Division of American Marine Bank. The Company participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $23.0 million on net assets acquired.

RESULTS OF OPERATIONS

Summary

A summary of the Company’s results of operations on for each of the last five years ended December 31 follows:

	Year Ended 2010	Increase (Decrease)		Year Ended 2009	Increase (Decrease)		Years ended December 31,
		Amount	%		Amount	%	2008	2007	2006
(in thousands, except per share amounts)
Interest income	$185,879	$42,844	30	$143,035	$(32,025)	(18)	$175,060	$184,217	$151,675
Interest expense	21,092	(6,591)	(24)	27,683	(27,864)	(50)	55,547	75,397	53,912

Net interest income	164,787	49,435	43	115,352	(4,161)	(3)	119,513	108,820	97,763
Provision for loan and lease losses	41,291	(22,209)	(35)	63,500	22,324	54	41,176	3,605	2,065
Provision for losses on covered loans	6,055	6,055	100	—	—	—	—	—	—
Noninterest income	52,781	23,091	78	29,690	14,840	100	14,850	27,748	24,672
Noninterest expense:
Staff expense	69,780	22,505	48	47,275	(2,040)	(4)	49,315	46,703	38,769
Other expense	67,367	20,154	43	47,213	4,403	10	42,810	42,126	37,365

Total	137,147	42,659	45	94,488	2,363	3	92,125	88,829	76,134
Income (loss) before income taxes	33,075	46,021	(355)	(12,946)	(14,008)	(1,319)	1,062	44,134	44,236
Provision (benefit) for income taxes	2,291	11,269	(126)	(8,978)	(4,072)	83	(4,906)	11,753	12,133

Net income (loss)	$30,784	$34,752	(876)	$(3,968)	$(9,936)	(166)	$5,968	$32,381	$32,103

Less: Dividends on preferred stock	4,947	544	12	4,403	3,933	NM	470	—	—

Net income (loss) applicable to common shareholders	$25,837	$34,208	(409)	$(8,371)	$(13,869)	(252)	$5,498	$32,381	$32,103

Earnings (loss) per common share, diluted	$0.72	$1.10	(289)	$(0.38)	$(0.68)	(227)	$0.30	$1.89	$1.98

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

Net Interest Income Summary

	2010			2009			2008
	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans (1)(2)	$2,485,650	$157,835	6.35%	$2,124,574	$117,497	5.53%	$2,264,486	$148,240	6.55%
Taxable securities	491,306	18,276	3.72%	386,571	17,300	4.48%	379,052	18,852	4.97%
Tax exempt securities (2)	228,846	14,505	6.34%	197,457	13,151	6.66%	186,246	12,868	6.91%
Interest-earning deposits with banks and federal funds sold	377,926	963	0.25%	75,260	215	0.29%	21,771	402	1.85%

Total interest-earning assets	3,583,728	191,579	5.35%	2,783,862	148,163	5.32%	2,851,555	180,362	6.33%
Other earning assets	51,446			49,488			47,753
Noninterest-earning assets	613,416			251,071			234,746

Total assets	$4,248,590			$3,084,421			$3,134,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$763,829	$8,705	1.14%	$706,799	$15,931	2.25%	$780,092	$28,120	3.60%
Savings accounts	199,117	287	0.14%	133,348	352	0.26%	118,073	437	0.37%
Interest-bearing demand	637,983	2,157	0.34%	458,450	2,221	0.48%	445,449	6,009	1.35%
Money market accounts	851,673	5,584	0.66%	568,320	4,746	0.84%	578,123	10,741	1.86%

Total interest-bearing deposits	2,452,602	16,733	0.68%	1,866,917	23,250	1.25%	1,921,737	45,307	2.36%
Federal Home Loan Bank and Federal Reserve Bank borrowings	122,860	2,841	2.31%	149,416	2,759	1.85%	297,193	7,573	2.55%
Long-term subordinated debt	25,701	1,029	4.00%	25,635	1,197	4.67%	25,558	1,800	7.04%
Other borrowings and interest-bearing liabilities	24,881	489	1.96%	25,046	477	1.90%	32,934	867	2.63%

Total interest-bearing liabilities	2,626,044	21,092	0.80%	2,067,014	27,683	1.34%	2,277,422	55,547	2.44%
Noninterest-bearing deposits	818,321			511,259			460,747
Other noninterest-bearing liabilities	135,756			44,021			41,498
Shareholders’ equity	668,469			462,127			354,387

Total liabilities & shareholders’ equity	$4,248,590			$3,084,421			$3,134,054

Net interest income		$170,487			$120,480			$124,815

Net interest spread			4.55%			3.98%			3.89%

Net interest margin			4.76%			4.33%			4.38%

Average interest-earning assets to average interest-bearing liabilities			136.47%			134.68%			125.21%

(1)	Nonaccrual loans were included in loans. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million in 2010, $2.8 million in 2009, $3.5 million in 2008.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2010 and 2009, as well as between 2009 and 2008 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:

Changes in Net Interest Income

	2010 compared to 2009 Increase (Decrease) Due to			2009 compared to 2008 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans	$21,550	$18,788	$40,338	$(8,754)	$(21,989)	$(30,743)
Taxable securities	4,200	(3,224)	976	368	(1,920)	(1,552)
Tax-exempt securities	2,014	(660)	1,354	757	(474)	283
Interest earning deposits with banks and federal funds sold	773	(25)	748	367	(554)	(187)

Interest income	$28,537	$14,879	$43,416	$(7,262)	$(24,937)	$(32,199)

Interest Expense
Deposits:
Certificates of deposit	$1,196	$(8,422)	$(7,226)	$(2,444)	$(9,745)	$(12,189)
Savings accounts	133	(198)	(65)	51	(136)	(85)
Interest-bearing demand	721	(785)	(64)	170	(3,958)	(3,788)
Money market accounts	2,012	(1,174)	838	(179)	(5,816)	(5,995)

Total interest on deposits	4,062	(10,579)	(6,517)	(2,402)	(19,655)	(22,057)
Federal Home Loan Bank and Federal Reserve Bank borrowings	(542)	624	82	(3,098)	(1,716)	(4,814)
Long-term subordinated debt	3	(171)	(168)	5	(608)	(603)
Other borrowings and interest-bearing liabilities	(3)	15	12	(181)	(209)	(390)

Interest expense	$3,520	$(10,111)	$(6,591)	$(5,676)	$(22,188)	$(27,864)

	$25,017	$24,990	$50,007	$(1,586)	$(2,749)	$(4,335)

Taxable-equivalent net interest income totaled $170.5 million in 2010, compared with $120.5 million for 2009. Relatively flat interest rates from 2009 to 2010 resulted in a slight uptick in the yield on interest earning assets. The significant increase in net interest income during 2010 resulted from a combination of a higher volume of total interest earning assets and a significant reduction in the average rate paid on deposits. The yield on earning assets increased 3 basis points while the cost of interest-bearing liabilities declined 54 basis points. The net effect of the additional volume of interest earning assets and interest bearing liabilities was an increase in net interest income of $25.0 million. The net interest margin was favorably impacted by the acquired loan portfolios, which interest income is accounted for on a level yield basis over the remaining life of the loan. The nuances of accounting for loans on a level yield basis can introduce volatility into the net interest margin, but generally for the Company’s acquired portfolios, the result is an increased net interest margin.

The net interest margin was down slightly in 2009 compared to 2008, declining 5 basis points to 4.33% from 4.38%. Average loan yields decreased 102 basis points with average deposit costs decreasing 111 basis points from 2008. In addition, average borrowing costs from the Federal Home Loan Bank and Federal Reserve Bank decreased 70 basis points.

Provision for Loan and Lease Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. Impairment valuation adjustments and allowance for loan and lease losses on acquired loans, including those subject to the Company’s loss share agreements with the FDIC, are accounted for separately from the allowance for loan and lease losses. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.

For noncovered loans, the Company recorded expense of $41.3 million and $63.5 million through the provision for loan and lease losses in 2010 and 2009, respectively. The provision recorded in 2010 reflects management’s ongoing assessment of the credit quality of the Company’s loan portfolio, which is impacted by various economic trends, including the protracted recovery of the Pacific Northwest economy. Additional factors affecting the provision include credit quality migration, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

The Company recorded expense of $6.1 million and $0 through the provision for losses on covered loans in 2010 and 2009 respectively. The impact to earnings of the $6.1 million of provision expense for covered loans is offset through noninterest income by a $4.9 million increase in the loss sharing asset related to the Company’s loss share agreements with the FDIC.

For the years ended December 31, 2010, 2009 and 2008, net loan charge-offs amounted to $33.8 million, $52.8 million, and $25.0 million, respectively. Loans in the real estate construction portfolio accounted for 34% of the 2010 net charge-offs while loans in the commercial business portfolio accounted for an additional 37% of the 2010 net charge-offs compared to 69% and 23%, respectively, in 2009.

Noninterest Income

Noninterest income for the year totaled $52.8 million, an increase of $23.1 million from 2009. Noninterest income represented 24% of total revenues in 2010, compared with 20% and 11% in 2009 and 2008, respectively. Noninterest income for 2010 included the net of tax bargain purchase gain of $9.8 million related to the American Marine Bank transaction. In addition, the Company accounts for changes in the FDIC loss sharing asset through noninterest income. As a result of the change in the loss sharing asset during 2010, noninterest income was increased $4.9 million. Removing the effect in 2010 of the aforementioned bargain purchase gain and the change in loss sharing asset, noninterest income would have increased $8.4 million from 2009, due primarily to an increase in the service charges and other fees line item. Service charges and other fees are volume driven and the increase is attributed to a larger customer base rather than higher incremental per transaction fees. Management believes it is useful for investors to understand the components of the two FDIC assisted transactions that impact 2010 noninterest income.

2008 noninterest income was lower than 2009 primarily due to the $19.5 million impairment charge on investment securities described below, partially offset by the $3.0 million gain from the redemption of Visa and Mastercard shares described below. Excluding securities impairment charges of $19.5 million in 2008, net gains on sales of securities of $1.1 million in 2009 and $846 thousand in 2008 and proceeds from redemption of Visa and Mastercard stock of $49 thousand in 2009 and $3.0 million in 2008, noninterest income in 2009 was relatively flat when compared to 2008. Management believes that it is useful for investors to understand the impact of the impairment charge, net gains on sales of securities and proceeds from redemption of Visa and Mastercard stock on the Company’s results of operations.

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(dollars in thousands)
Fees and Other Income
Gain on bank acquisitions	$9,818	$9,818	100%	$—	$—	0%	$—
Service charges, loan fees and other fees	24,698	9,517	63%	15,181	368	2%	14,813
Merchant services fees	7,502	181	2%	7,321	(719)	-9%	8,040
Redemption of Visa and Mastercard shares	—	(49)	-100%	49	(2,979)	100%	3,028
Gain on sale of investment securities, net	58	(1,019)	-95%	1,077	231	100%	846
Impairment charge on investment securities	—	—	0%	—	19,541	-100%	(19,541)
Bank owned life insurance (BOLI)	2,041	18	1%	2,023	(52)	-3%	2,075
Change in indemnification asset	4,908	4,908	100%	—	—	0%	—
Other Income	3,756	(283)	-7%	4,039	(1,550)	-28%	5,589

Total noninterest income	$52,781	$23,091	78%	$29,690	$14,840	100%	$14,850

Service charges, loan fees and other fees increased $9.5 million in 2010 over 2009, or 63%, due to higher transaction volumes. Service charges, loan fees and other fees increased $368 thousand in 2009 over 2008, or 2%.

Merchant services fees increased $181 thousand in 2010 over 2009, or 2%. Merchant services fees declined $719 thousand in 2009 over 2008, or 9%. Even though for 2010, merchant services fees increased from the prior year, they were still below the level of 2008 fee income. These reductions reflect lower volumes of merchant activity.

Proceeds from the redemption of Visa and Mastercard shares totaled $49 thousand and $3.0 million in 2009 and 2008, respectively. There was no redemption of these shares in 2010.

The impairment charge on investment securities was $19.5 million in 2008 due to the impairment charge on Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) preferred stock resulting from these government-sponsored enterprises being placed into conservatorship in a plan announced by the U.S. Treasury Department (“Treasury”) and the Federal Housing Finance Agency (“FHFA”). There was no impairment charge on investment securities in 2010 or 2009. During the fourth quarter of 2009, all of the Company’s Freddie Mac and Fannie Mae preferred stock was sold resulting in a net gain on sale of $166 thousand.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(dollars in thousands)
Gain on disposal of assets	$118	$4	4%	$114	$(378)	-77%	$492
Mortgage banking	450	68	18%	382	(246)	-39%	628
Cash management 12b-1 fees	11	(234)	-96%	245	(221)	-47%	466
Letter of credit fees	432	(96)	-18%	528	101	24%	427
Late charges	456	149	49%	307	(31)	-9%	338
Currency exchange income	360	67	23%	293	(63)	-18%	356
New Markets Tax Credit dividend	71	5	8%	66	(8)	-11%	74
Miscellaneous fees on loans	984	142	17%	842	(73)	-8%	915
Interest rate swap income	428	163	62%	265	(382)	-59%	647
Credit card fees	183	56	44%	127	(15)	-11%	142
Life insurance death benefit	—	—	0%	—	(612)	100%	612
Miscellaneous	263	(607)	-70%	870	378	77%	492

Total noninterest income	$3,756	$(283)	-7%	$4,039	$(1,550)	-28%	$5,589

Included in gain on disposal of assets are amounts related to the sale and lease-back of two buildings which occurred in September 2004. The resulting $1.3 million gain on the sale was deferred and recognized over the life of the leases, the unamortized gain balance at December 31, 2010 and 2009 was $317 thousand and $400 thousand, respectively, and is included in other liabilities on our consolidated balance sheets. During 2010, 2009 and 2008 the Company recognized amortized gains associated with the sale and lease-back transaction of $83 thousand per year. The decrease in other noninterest income was primarily due to the reductions in cash management fee income and letter of credit fees.

Noninterest Expense

Noninterest expense was $137.1 million in 2010, an increase of $42.7 million, or 45%, over 2009. Noninterest expense increased $2.4 million, or 3%, in 2009 over 2008.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(dollars in thousands)
Compensation and employee benefits	$69,780	$22,505	48%	$47,275	$(2,040)	-4%	$49,315

All other noninterest expense:
Occupancy	16,814	4,686	39%	12,128	(710)	-6%	12,838
Merchant processing	4,364	915	27%	3,449	(109)	-3%	3,558
Advertising and promotion	3,081	1,138	59%	1,943	(381)	-16%	2,324
Data processing	8,769	3,287	60%	5,482	469	9%	5,013
Legal and professional services	5,684	1,813	47%	3,871	1,902	97%	1,969
Taxes, license and fees	2,858	380	15%	2,478	(439)	-15%	2,917
Regulatory premiums	6,485	708	12%	5,777	3,636	170%	2,141
Net cost operation of other real estate owned	787	(74)	-9%	861	910	-1857%	(49)
Amortization of intangibles	3,922	2,877	275%	1,045	(97)	-8%	1,142
Other	14,603	4,424	43%	10,179	(778)	-7%	10,957

Total all other noninterest expense	67,367	20,154	43%	47,213	4,403	10%	42,810

Total noninterest expense	$137,147	$42,659	45%	$94,488	$2,363	3%	$92,125

Compensation and employee benefits expense increased to $69.8 million, or 48% in 2010 from $47.3 million in 2009 reflecting staffing increases in the current year related to the two FDIC assisted acquisitions as well as the addition of teams of bankers in conjunction with the execution of our de novo expansion strategy. Compensation and employee benefits expense decreased 4% in 2009 from 2008, reflecting the Company’s limited expansion during the prior year. Full-time equivalent staff increased to1,092 at December 31, 2010 from 715 at December 31, 2009 and 735 at December 31, 2008.

The remaining noninterest expense categories increased $20.2 million, or 43%, between 2009 and 2010. Occupancy expense increased $4.7 million due to significantly more branch locations. Advertising and promotion expense was up 59% in 2010 from the prior year as a result of the Company’s marketing efforts to establish its brand in newly served market areas. Data processing expense increased 60% due to higher transaction volumes and conversion expenses stemming from the two FDIC assisted transactions. Amortization of intangibles expense increased $2.9 million, or 275%, as a result of the core deposit intangible recorded in conjunction with the two FDIC assisted transactions. Finally, legal and professional services expense increased $1.8 million as the Company continues to incur significant expense while working toward the resolution of nonperforming and covered assets.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(dollars in thousands)
CRA partnership investment expense (1)	$269	$(232)	-46%	$501	$(167)	-25%	$668
Software support & maintenance	1,057	418	65%	639	(74)	-10%	713
Federal Reserve Bank processing fees	328	1	0%	327	(95)	-23%	422
Supplies	1,447	558	63%	889	(175)	-16%	1,064
Postage	1,769	524	42%	1,245	(175)	-12%	1,420
Sponsorships & charitable contributions	764	166	28%	598	(44)	-7%	642
Travel	962	560	139%	402	(69)	-15%	471
Investor relations	180	(24)	-12%	204	22	12%	182
Insurance	781	281	56%	500	(5)	-1%	505
Director expenses	441	1	0%	440	(13)	-3%	453
Employee expenses	472	122	35%	350	(249)	-42%	599
ATM Network	842	247	42%	595	(64)	-10%	659
Miscellaneous	5,291	1,802	52%	3,489	330	10%	3,159

Total other noninterest expense	$14,603	$4,424	43%	$10,179	$(778)	-7%	$10,957

(1)	The amounts shown represent pass-through losses from our interests in certain low-income housing related limited partnerships. As a result of these interests we receive federal low-income housing tax credits available under the Internal Revenue Code. For the year ended December 31, 2010, $511 thousand of such credits was taken as a reduction in our current period income tax expense. In addition, we recognized a tax benefit of $97 thousand associated with this investment expense during the twelve months ended December 31, 2010.

Income Tax

For the years ended December 31, 2010, 2009 and 2008 we recorded an income tax provision of $2.3 million and income tax benefits of $9.0 million and $4.9 million, respectively. The effective tax rate was 7% in 2010 and the effective tax benefit was 69% in 2009 and 463% in 2008. For additional information, see Note 16 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. Our effective tax rate is less than our statutory rate of 36.02% and continues to be much lower than our historical range of 24% to 28% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio, tax exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships.

Financial Condition

Our total assets increased 33% to $4.26 billion at December 31, 2010 from $3.20 billion at December 31, 2009. Interest-earning deposits with bank balances increased $209.1 million. The inability to prepay advances without significant penalty from the Federal Home Loan Bank contributed to this increase. Our investment portfolio increased 23% or $143.8 million. This increase was primarily a result of investment security purchases in the fourth quarter of 2010. The loan portfolio increased 21% or $423.9 million to $2.43 billion. The increase in the loan portfolio can be attributed to the two FDIC-assisted transactions. Excluding the acquired loans, the legacy portfolio declined $93.1 million due to a combination of loan payoffs, pay downs, reduced demand from qualified borrowers, and loan charge-offs. Property, plant and equipment, net, increased $30.4 million, of which $21.9 million was related to the purchase of 18 branches from the FDIC in connection with the acquisitions of Columbia River Bank and American Marine Bank. Deposit balances increased $844.6 million or 34% to $3.33 billion and borrowings increased 16% to $145.0 million. The increase in borrowings is due to Federal Home Loan Bank advances assumed in conjunction with the two FDIC assisted transactions.

Investment Portfolio

We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. As of December 31, 2010 we had 75 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we do not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.

Purchases during 2010 totaled $179.3 million while maturities and repayments and sales totaled $92.8 million compared to purchases of $162.4 million and maturities and repayments of $67.7 million during 2009. At December 31, 2010 U.S. Government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 67% of our investment portfolio and state and municipal securities were 33%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 3 years and 11 months at December 31, 2010. For further information on our investment portfolio see Note 5 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

Securities Available for Sale

	December 31, 2010
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$33,074	$34,245	4.39%
Over 5 through 10 years	99,202	101,003	3.32%
Over 10 years	361,210	373,363	3.26%

Total	$493,486	$508,611	3.35%

State and municipal securities (2)
Due through 1 year	$5,784	$5,922	7.22%
Over 1 through 5 years	31,132	32,542	5.53%
Over 5 through 10 years	56,746	59,450	5.65%
Over 10 years	153,499	154,098	6.55%

Total	$247,161	$252,012	6.23%

(1)	The maturities reported for mortgage-backed securities collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

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

FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB ASC. The FHLB is currently classified as undercapitalized by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. However, management believes, despite the undercapitalized classification, the FHLB has adequate capital to cover the risks reflected on their balance sheet. Accordingly, as of December 31, 2010 we did not recognize an impairment charge related to our FHLB stock holdings. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio

We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2010	% of Total	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total
	(dollars in thousands)
Commercial business	$795,369	41.5%	$744,440	37.1%	$810,922	36.3%	$762,365	33.4%	$617,899	36.1%

Real estate:
One-to-four family residential	49,383	2.6%	63,364	3.1%	57,237	2.6%	60,991	2.7%	51,277	3.0%
Commercial and five or more family residential properties	794,329	41.5%	856,260	42.6%	862,595	38.6%	852,139	37.3%	687,635	40.3%

Total real estate	843,712	43.9%	919,624	45.7%	919,832	41.2%	913,130	40.0%	738,912	43.3%

Real estate construction:
One-to-four family residential	67,961	3.5%	107,620	5.4%	209,682	9.4%	269,115	11.8%	92,124	5.4%
Commercial and five or more family residential properties	30,185	1.6%	41,829	2.1%	81,176	3.6%	165,490	7.2%	115,185	6.8%

Total real estate construction	98,146	5.2%	149,449	7.5%	290,858	13.0%	434,605	19.0%	207,309	12.2%

Consumer	182,017	9.5%	199,987	10.0%	214,753	9.7%	176,559	7.8%	147,782	8.6%

Subtotal	1,919,244	100.2%	2,013,500	100.2%	2,236,365	100.2%	2,286,659	100.2%	1,711,902	100.2%
Less deferred loan fees and other	(3,490)	-0.2%	(4,616)	-0.2%	(4,033)	-0.2%	(3,931)	-0.2%	(2,940)	-0.2%

Total loans not covered under FDIC loss share agreements, net of deferred fees	1,915,754	100.0%	2,008,884	100.0%	2,232,332	100.0%	2,282,728	100.0%	1,708,962	100.0%

Loans covered under FDIC loss share agreements
Covered loans	517,061		—		—		—		—

Total loans, net	$2,432,815		$2,008,884		$2,232,332		$2,282,728		$1,708,962

Loans held for sale	$754		$—		$1,964		$4,482		$933

At December 31, 2010, total loans were $2.43 billion compared with $2.01 billion in the prior year, an increase of $423.9 million or 21%. Generally, loan volumes were down across all categories with significant declines in real estate and real estate construction; commercial business loans were the exception, increasing $50.9 million. The increase in total loans was due to covered loans acquired in conjunction with the two FDIC assisted transactions. At December 31, 2010, net covered loans were $517.1 million. Total loans represented 57% and 63% of total assets at December 31, 2010 and 2009, respectively. Although balances declined during 2010 and 2009, the compound annual growth rate of our loan portfolio over the last five years is 9%. The decreased lending activity is due to a lack of demand for loan services on the part of qualified customers.

Commercial Business Loans: Commercial business loans increased $50.9 million, or 7%, to $795.4 million from year-end 2009, representing 42% of total loans at year end. The Company has focused on expanding its relationship with its existing customer base while reaching out to develop new business relationships in its primary market areas. The Company will continue to grow its commercial business as the economy improves to meet the needs and demands from our customer base.

Real Estate Loans: Residential real estate loans in our portfolio are secured by properties located within our primary market area, and typically have loan-to-value ratios of 80% or lower at origination. These loans are used to collateralize outstanding advances from the FHLB and borrowings from the FRB. Currently, we originate purchase money residential loans on a limited basis as well as refer customers seeking such loans to third parties.

Typically, commercial and five-or-more family residential real estate loans are made to borrowers who have existing banking relationships with us. Our underwriting standards generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

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

Covered Loans: Covered loans are comprised of loans and loan commitments acquired in connection with the 2010 FDIC assisted acquisitions of Columbia River Bank and American Marine Bank. These loans are generically referred to as covered because they are generally subject to one of the loss sharing agreements between the Company and the FDIC. The loss sharing agreements limit the Company’s losses to 20% of the contractual balance outstanding up to a stated threshold amount of $206.0 million for Columbia River Bank and $66.0 million for American Marine Bank. If losses exceed the stated threshold, the Company’s share of the remaining losses decreases to 5%.

Foreign Outstanding: We are not involved with loans to foreign companies and foreign countries.

For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our covered and noncovered commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2010. Covered loan balances do not reflect valuation discount arising from acquisition accounting:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$467,233	$277,602	$215,790	$960,625
Real estate construction	118,686	47,007	13,829	179,522

Total	$585,919	$324,609	$229,619	$1,140,147

Fixed rate loans due after 1 year		$177,371	$61,008	$238,379
Variable rate loans due after 1 year		147,238	168,611	315,849

Total		$324,609	$229,619	$554,228

Risk Elements

The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of our principal commerce activities. Our policies, applicable laws, and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt to a single borrower.

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

We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio see the following “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with the management loan committee, has the responsibility for administering the credit approval process. As another part of its control process, we use an independent internal credit review and examination function to provide reasonable assurance that loans and commitments are made and maintained as prescribed by our credit policies. This includes a review of documentation when the loan is initially extended and subsequent on-site examination to ensure continued performance and proper risk assessment.

Nonperforming Loans The Consolidated Financial Statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status, which occurs when there are serious doubts about the collectability of principal or interest. Our policy is generally to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing as the loans accrete interest income over the estimated lives of the loans when cash flows are reasonably estimable. Accordingly, covered impaired loans contractually past due are still considered to be accruing and performing loans.

Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned, if applicable. Nonperforming assets totaled $126.7 million, or 3.40% of year-end assets at December 31, 2010, compared to $129.5 million or 4.05% of year end assets at December 31, 2009.

The following table sets forth information with respect to our noncovered, nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

Nonperforming Loans and OREO

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonaccrual:
Commercial business	$32,367	$18,979	$2,976	$2,170	$2,249
Real Estate:
One-to-four family residential	2,996	1,860	905	204	366
Commercial and five or more family residential real estate	23,192	24,354	5,710	3,476	217
Real Estate Construction:
One-to-four family residential	18,004	47,653	69,668	7,317	—
Commercial and five or more family residential real estate	7,584	16,230	25,752	—	—
Consumer	5,020	1,355	1,152	838	54

Total nonaccrual loans:	89,163	110,431	106,163	14,005	2,886
Restructured loans accruing interest:
Commercial business	—	60	587	456	594
Commercial and five or more family residential real estate	5,747	—	—	—	—
One-to-four family residential construction	758	—	—	—	—

Total nonperforming loans	95,668	110,491	106,750	14,461	3,480
Other real estate owned	30,991	19,037	2,874	181	—

Total nonperforming assets	$126,659	$129,528	$109,624	$14,642	$3,480

Accruing loans past-due 90 days or more	$—	$—	$—	$—	$—
Forgone interest on nonperforming loans	$6,389	$7,637	$4,072	$814	$497
Interest recognized on nonperforming loans	$2,035	$2,437	$4,550	$244	$202
Potential problem loans	$3,793	$11,423	$17,736	$2,343	$2,288
Allowance for loan and lease losses	$60,993	$53,478	$42,747	$26,599	$20,182
Allowance for loan and lease losses to nonperforming loans	63.75%	48.40%	40.04%	183.94%	579.94%
Nonperforming loans to year end loans	4.99%	5.50%	4.78%	0.63%	0.20%
Nonperforming assets to year end assets	2.98%	4.05%	3.54%	0.46%	0.14%

At December 31, 2010 nonperforming loans decreased to 4.99% of year end loans, down from 5.50% of year end loans at December 31, 2009. The nonperforming residential construction loan sector declined to $18.0 million during 2010, down from $47.7 million, or 43% of nonperforming loans at December 31, 2009. Nonperforming commercial real estate loans improved as well, declining from $40.6 million at December 31, 2009 to $30.8 million at year end 2010. Commercial business loans experienced a significant change, increasing from $19.0 million, or 15% of nonperforming loans at December 31, 2009 to $32.4 million or 34% of nonperforming loans at year end 2010. The length and depth of the recent economic recession negatively affected our business customers. As the economy slowly recovers, we have seen the problem loan issues migrate from Real Estate Construction to other commercial businesses. We believe all loan classess will continue to remain challenged in the near-term, but have appropriate risk management strategies in place to manage through this challenging economic cycle.

We remain aggressive in managing our construction loan portfolio and continue to be successful at reducing our overall exposure in the 1-4 family residential construction and the commercial real estate construction sectors. For the year, total nonperforming construction loans declined 60% due to payoffs, conversions to permanent loan status, and transfers to other real estate owned. Our 1-4 family residential construction loans now represent 3.5% of our entire loan portfolio. While the credit climate will likely remain stressed during 2011, we believe we have appropriate risk management strategies in place to manage through the current economic cycle.

Other Real Estate Owned: As of December 31, 2010 there was $31.0 million in other real estate owned (“OREO”) which is comprised of property from foreclosed real estate loans, an increase of $12.0 million from $19.0 million at December 31, 2009. Additionally, as of December 31, 2010 the Company held $14.4 million in OREO covered under FDIC loss sharing agreements which are excluded from nonperforming assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $3.8 million at year end 2010, compared to $11.4 million at year end 2009. For additional information on our nonperforming loans see Note 7 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table summarizes activity in noncovered, nonperforming loans for the period indicated:

Changes in Nonperforming Loans

	Twelve months ended December 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$110,491	$106,750
Loans placed on nonaccrual or restructured	76,923	111,678
Advances	5,478	2,248
Charge-offs	(29,769)	(47,567)
Loans returned to accrual status	(15,478)	(2,482)

Repayments (including interest applied to principal)	(31,648)	(36,738)
Transfers to OREO	(20,329)	(23,398)

Balance, end of period	$95,668	$110,491

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $250,000 are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $250,000 are evaluated for potential impairment on a quarterly basis. The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes noncovered, impaired loan financial data at December 31, 2010 and 2009:

	December 31,
in thousands	2010	2009
Impaired loans	$91,173	$116,447
Impaired loans with specific allocations	$14,408	$18,129
Amount of the specific allocations	$974	$3,791

Impaired loans with a carrying amount of $91.2 million at December 31, 2010 were subject to specific allocations of allowance for loan and lease losses of $974 thousand and partial charge-offs of $14.8 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2010 and 2009 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date.

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

Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit

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

On a quarterly basis our Chief Credit Officer reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the ALLL, including economic and business condition reviews. Factors which influenced management’s judgment in determining the amount of the additions to the ALLL charged to operating expense include the following as of the applicable balance sheet dates:

1.	Existing general economic and business conditions affecting our market place

2.	Credit quality trends

3.	Historical loss experience

4.	Seasoning of the loan portfolio

5.	Bank regulatory examination results

6.	Findings of internal credit examiners

7.	Duration of current business cycle

8.	Specific loss estimates for problem loans

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

In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Analysis of the ALLL

The following table provides an analysis of our noncovered loan loss experience by loan type for the last five years:

Changes in Allowance for Loan and Lease Losses and

Unfunded Commitments and Letters of Credit

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Beginning balance	$53,478	$42,747	$26,599	$20,182	$20,829
Balance established through acquisition	—	—	—	3,192	—
Charge-offs: (1)
Commercial business	(14,879)	(12,930)	(2,819)	(781)	(2,077)
Real Estate:
One-to-four family residential	(406)	(395)	(46)	—	—
Commercial and five or more family residential properties	(6,173)	(1,309)	(966)	—	(9)
Real Estate Construction:
One-to-four family residential	(10,856)	(27,711)	(18,340)	—	—
Commercial and five or more family residential properties	(3,107)	(9,297)	(2,169)	—	—
Consumer	(3,982)	(2,879)	(1,647)	(432)	(1,109)

Total charge-offs	(39,403)	(54,521)	(25,987)	(1,213)	(3,195)

Recoveries: (1)
Commercial business	2,389	750	272	530	233
Real Estate:
One-to-four family residential	15	68	—	—	20
Commercial and five or more family residential properties	125	25	304	12	83
Real Estate Construction:
One-to-four family residential	1,673	833	16	—	7
Commercial and five or more family residential properties	775	—	—	—	—
Consumer	650	76	367	291	140

Total recoveries	5,627	1,752	959	833	483

Net charge-offs	(33,776)	(52,769)	(25,028)	(380)	(2,712)
Provision for loan and lease losses	41,291	63,500	41,176	3,605	2,065

Ending balance	$60,993	$53,478	$42,747	$26,599	$20,182

Loans outstanding at end of period (2)	$1,915,754	$2,008,884	$2,232,332	$2,282,728	$1,708,962

Average amount of loans outstanding	$2,102,863	$2,124,574	$2,264,486	$1,990,622	$1,629,616

Allowance for loan and lease losses to period-end loans	3.18%	2.66%	1.91%	1.17%	1.18%

Net charge-offs to average loans outstanding	1.61%	2.48%	1.11%	0.02%	0.17%

Allowance for unfunded commitments and letters of credit
Beginning balance	$775	$500	$349	$339	$339
Net changes in the allowance for unfunded commitments and letters of credit	390	275	151	10	—

Ending balance	$1,165	$775	$500	$349	$339

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.
(2)	Excludes loans held for sale.

We have used the same methodology for ALLL calculations during 2010, 2009 and 2008. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Bank maintains a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

Allocation of the ALLL

The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2010		2009		2008		2007		2006
Balance at End of Period Applicable to: (1)	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$22,549	41.5%	$21,969	37.1%	$12,759	36.3%	$7,068	33.4%	$9,628	36.1%
Real estate and construction:
One-to-four family residential	7,161	6.1%	9,087	8.5%	16,781	12.0%	7,648	14.5%	1,134	8.4%
Commercial and five or more family residential properties	25,880	42.8%	19,703	44.4%	11,983	42.1%	11,170	44.3%	8,841	46.9%
Consumer	2,120	9.5%	1,282	10.0%	935	9.6%	713	7.8%	281	8.6%
Unallocated	3,283	0.0%	1,437	0.0%	289	0.0%	—	0.0%	298	0.0%

Total	$60,993	100.0%	$53,478	100.0%	$42,747	100.0%	$26,599	100.0%	$20,182	100.0%

*	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(1)	Certain prior period balances have been reclassified to conform to the current period presentation.

Goodwill

The carrying amount of goodwill was $109.6 million as of December 31, 2010 and $95.5 million as of December 31, 2009. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. Under the Intangibles – Goodwill and Other topic of the FASB ASC, the testing for impairment of goodwill is a two-step process performed at the reporting level. In the first step of the goodwill impairment test (“Step I”), the fair value of a reporting unit is compared with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required.

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

Deposits

The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2010	2009	2008
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$895,671	$574,687	$466,078
Interest-bearing demand	672,307	499,922	519,124
Money market	920,831	604,229	530,065
Savings	210,995	139,406	122,076
Certificates of deposit less than $100,000	298,678	254,577	303,704

Total core deposits	2,998,482	2,072,821	1,941,047
Certificates of deposit greater than $100,000	266,708	259,794	338,971
Certificates of deposit insured by CDARS®	38,312	96,314	39,903
Wholesale certificates of deposit	23,155	53,776	62,230

Subtotal	3,326,657	2,482,705	2,382,151
Premium resulting from acquisition date fair value adjustment	612	—	—

Total deposits	$3,327,269	$2,482,705	$2,382,151

Deposits totaled $3.33 billion at December 31, 2010 compared to $2.48 billion at December 31, 2009. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $3.00 billion at December 31, 2010 compared with $2.07 billion at December 31, 2009. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.

At December 31, 2010 brokered and other wholesale deposits (excluding public deposits) totaled $61.5 million or 2% of total deposits compared to $150.1 million or 6% of total deposits, at year-end 2009. The decrease in brokered deposits is attributed to the scheduled maturity of $30.6 million in brokered deposits during the year and less participation in the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity.

At December 31, 2010 public deposits held by the Company totaled $153.9 million compared to $117.9 million at December 31, 2009. Uninsured public deposit balances increased from $33.9 million at December 31, 2009 to $122.6 million at December 31, 2010. The Company is required to fully collateralize Washington state public deposits and 75% of Oregon state public deposits.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2010
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$112,759	3%	$24,745	1%
Over 3 through 6 months	40,671	1%	1,331	0%
Over 6 through 12 months	78,692	2%	10,398	1%
Over 12 months	57,925	2%	—	0%

Total	$290,047	9%	$36,474	1%

Other time deposits of $100,000 or more set forth in the table above represent brokered and wholesale deposits. We use brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.

The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2010		2009		2008
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$637,983	0.34%	$458,450	2.25%	$445,449	1.35%
Money market	851,673	0.66%	568,320	0.26%	578,123	1.86%
Savings	199,117	0.14%	133,348	0.48%	118,073	0.37%
Certificates of deposit	763,829	1.14%	706,799	0.84%	780,092	3.60%

Total interest-bearing deposits	2,452,602	0.68%	1,866,917	1.25%	1,921,737	2.36%
Demand and other non-interest bearing	818,321		511,259		460,747

Total average deposits	$3,270,923		$2,378,176		$2,382,484

Borrowings

Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the Federal Home Loan (“FHLB”) and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. FHLB and FRB borrowings are secured by our loan portfolio and investment securities. Securities repurchase agreements are secured by investment securities and commercial loans.

The following tables set forth the details of FHLB advances and FRB borrowings:

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands)
FHLB Advances
Balance at end of year	$119,405	$100,000	$150,000
Average balance during the year	$123,685	$111,211	$282,624
Maximum month-end balance during the year	$154,916	$178,000	$384,000
Weighted average rate during the year	2.75%	2.38%	2.53%
Weighted average rate at December 31	2.81%	2.49%	1.89%

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands)
Federal Reserve Bank Borrowings
Balance at end of year	$—	$—	$50,000
Average balance during the year	$—	$38,205	$14,569
Maximum month-end balance during the year	$—	$100,000	$120,000
Weighted average rate during the year	0.00%	0.30%	0.62%
Weighted average rate at December 31	N/A	N/A	0.60%

For additional information on our borrowings, including amounts pledged as collateral, see Notes 13 and 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Long-term Subordinated Debt

During 2001, we, participated in a pooled trust preferred offering through our subsidiary trust (the “Trust”), whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 3.87% at December 31, 2010. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust we may call the debt at ten years at par, allowing us to retire the debt early if conditions are favorable. Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.04% at December 31, 2010. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2010
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$4,260	$7,967	$6,657	$7,349	$26,233
Total deposits	3,197,197	88,723	40,561	788	3,327,269
Federal Home Loan Bank advances	7,000	110,290	—	1,483	118,773
Other borrowings	642	—	—	25,000	25,642
Long-term subordinated debt	—	—	—	25,735	25,735

Total	$3,209,099	$206,980	$47,218	$60,355	$3,523,652

At December 31, 2010, we had commitments to extend credit of $612.0 million compared to $587.5 million at December 31, 2009. For additional information regarding future financial commitments, see Note 20 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds

In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB and FRB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the Federal Reserve Bank of $402.0 million and $449.4 million, respectively, at December 31, 2010, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to common and preferred shareholders and cover operating expenses.

Capital Expenditures

Capital expenditures are anticipated to be approximately $5.6 million during 2011.

See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2010, 2009 and 2008.

Capital

Our shareholders’ equity increased to $706.9 million at December 31, 2010, from $528.1 million at December 31, 2009. Shareholders’ equity was 16.61% and 16.50% of total assets at December 31, 2010 and 2009.

Preferred Stock. On August 11, 2010, the Company redeemed all 76,898 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”) originally issued to the U.S. Department of Treasury (“the Treasury”) on November 21, 2008 for approximately $76.9 million in capital under its Capital Purchase Program (“CPP”). The Company paid a total of $77.8 million to the Treasury, consisting of $76.9 million in principal and $919 thousand in accrued and unpaid dividends. Earnings available to the common shareholders were reduced by $2.3 million upon repayment of the Preferred Stock, which represented the remaining unaccreted discount on the Preferred Stock. Additionally, on September 1, 2010, the Company repurchased the common stock warrant issued to the Treasury pursuant to the Troubled Asset Relief Program (“TARP”) CPP for $3.3 million. The warrant repurchase, together with the Company’s redemption of its entire Preferred Stock issued to the Treasury, represented full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

Common Stock. On May 5, 2010, the Company completed an underwritten public offering of 11,040,000 shares of our common stock at a purchase price to the public of $21.75 per share, resulting in gross proceeds of approximately $240.1 million and net proceeds to us of approximately $229.1 million.

Regulatory Capital. Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of preferred stock, common shareholders’ equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.

Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualify as “well-capitalized” at December 31, 2010 and 2009.

The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2010 and 2009:

	Company		Columbia Bank		Requirements
	2010	2009	2010	2009	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	24.47%	19.60%	18.20%	16.17%	8%	10%
Tier 1 risk-based capital ratio	23.20%	18.34%	16.93%	14.91%	4%	6%
Leverage ratio	13.99%	14.33%	10.33%	11.73%	4%	5%

Dividends

The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2010	2009	2008
Dividends paid per common share	$0.04	$0.07	$0.58
Dividend payout ratio (1)	6%	NM	193%

(1)	Dividends paid per common share as a percentage of net income per diluted share

NM Not Meaningful

For quarterly detail of dividends declared during 2010 and 2009 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

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

in thousands	Dec 31 2010	Dec 31 2009
Shareholders’ equity	706,878	528,139
Preferred stock	—	(74,301)
Goodwill	(109,639)	(95,519)
Core deposit intangible	(18,696)	(4,863)

Tangible common equity (a)	578,543	353,456
Total assets	4,256,363	3,200,930
Goodwill	(109,639)	(95,519)
Core deposit intangible	(18,696)	(4,863)

Tangible assets (b)	4,128,028	3,100,548
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	2,546,195	2,404,185
Ratios
Tangible common equity to tangible assets (a)/(b)	14.01%	11.40%
Tangible common equity to risk-weighted assets (a)/(c)	22.72%	14.70%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. We believe that because interest rate gap analysis does not address all factors that can affect earnings performance. Itt should be used in conjunction with other methods of evaluating interest rate risk.

The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2010. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

December 31. 2010	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
Interest-Earning Assets
Interest-earning deposits	$458,638	$—	$—	$—	$458,638
Loans, net of deferred fees	1,086,062	308,245	991,725	46,783	2,432,815
Loans held for sale	754	—	—	—	754
Investments	46,260	98,807	369,845	266,862	781,774

Total interest-earning assets	$1,591,714	$407,052	$1,361,570	$313,645	3,673,981

Allowance for loan and lease losses					(60,993)
Cash and due from banks					55,492
Premises					93,108
Other assets					494,775

Total assets					$4,256,363

Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$920,831	$—	$—	$883,303	$1,804,134
Time deposits	221,882	275,744	129,051	787	627,464
Borrowings	4,684	3,126	110,452	26,785	145,047
Long-term subordinated debt	25,735	—	—	—	25,735

Total interest-bearing liabilities	$1,173,132	$278,870	$239,503	$910,875	2,602,380

Other liabilities					947,105

Total liabilities					3,549,485
Shareholders’ equity					706,878

Total liabilities and shareholders’ equity					$4,256,363

Interest-bearing liabilities as a percent of total interest-earning assets	31.93%	7.59%	6.52%	24.79%
Rate sensitivity gap	$418,582	$128,182	$1,122,067	$(597,230)
Cumulative rate sensitivity gap	$418,582	$546,764	$1,668,831	$1,071,601
Rate sensitivity gap as a percentage of interest-earning assets	11.39%	3.49%	30.54%	-16.26%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	11.39%	14.88%	45.42%	29.17%

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

Based on the results of the simulation model as of December 31, 2010, we would expect a decrease in net interest income of $1.8 million if interest rates gradually decrease from current rates by 100 basis points and an increase in net interest income of $5.9 million if interest rates gradually increase from current rates by 200 basis points over a twelve-month period.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2011

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009	2008
	(in thousands except per share)
Interest Income
Loans	$157,292	$117,062	$147,830
Taxable securities	18,276	17,300	18,852
Tax-exempt securities	9,348	8,458	7,976
Federal funds sold and deposits in banks	963	215	402

Total interest income	185,879	143,035	175,060
Interest Expense
Deposits	16,733	23,250	45,307
Federal Home Loan Bank and Federal Reserve Bank borrowings	2,841	2,759	7,573
Long-term obligations	1,029	1,197	1,800
Other borrowings	489	477	867

Total interest expense	21,092	27,683	55,547

Net Interest Income	164,787	115,352	119,513
Provision for loan and lease losses	41,291	63,500	41,176
Provision for losses on covered loans	6,055	—	—

Net interest income after provision	117,441	51,852	78,337
Noninterest Income
Service charges and other fees	24,698	15,181	14,813
Gain on bank acquisitions	9,818	—	—
Merchant services fees	7,502	7,321	8,040
Redemption of Visa and Mastercard shares	—	49	3,028
Gain on sale of investment securities, net	58	1,077	846
Impairment charge on investment securities	—	—	(19,541)
Bank owned life insurance	2,041	2,023	2,075
Change in FDIC loss sharing asset	4,908	—	—
Other	3,756	4,039	5,589

Total noninterest income	52,781	29,690	14,850
Noninterest Expense
Compensation and employee benefits	69,780	47,275	49,315
Occupancy	16,814	12,128	12,838
Merchant processing	4,364	3,449	3,558
Advertising and promotion	3,081	1,943	2,324
Data processing	8,769	5,482	5,013
Legal and professional fees	5,684	3,871	1,969
Taxes, licenses and fees	2,858	2,478	2,917
Regulatory premiums	6,485	5,777	2,141
Net cost of operation of other real estate owned	787	861	(49)
Amortization of intangibles	3,922	1,045	1,142
Other	14,603	10,179	10,957

Total noninterest expense	137,147	94,488	92,125

Income (loss) before income taxes	33,075	(12,946)	1,062
Provision (benefit) for income taxes	2,291	(8,978)	(4,906)

Net Income (Loss)	$30,784	$(3,968)	$5,968

Net Income (Loss) Applicable to Common Shareholders	$25,837	$(8,371)	$5,498

Per Common Share
Earnings (loss) basic	$0.73	$(0.38)	$0.30
Earnings (loss) diluted	$0.72	$(0.38)	$0.30
Dividends paid per common share	$0.04	$0.07	$0.58
Weighted average number of common shares outstanding	35,209	21,854	17,914
Weighted average number of diluted common shares outstanding	35,392	21,854	18,010

See accompanying notes to the Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(in thousands)
ASSETS
Cash and due from banks	$55,492	$55,802
Interest-earning deposits with banks	458,638	249,272

Total cash and cash equivalents	514,130	305,074
Securities available for sale at fair value (amortized cost of $743,928 and $602,675, respectively)	763,866	620,038
Federal Home Loan Bank stock at cost	17,908	11,607
Loans held for sale	754	—
Loans, excluding covered loans, net of deferred loan fees of ($3,490) and ($4,616), respectively	1,915,754	2,008,884
Less: allowance for loan and lease losses	60,993	53,478

Loans, excluding covered loans, net	1,854,761	1,955,406
Covered loans, net of allowance for loan losses of ($6,055) and ($0), respectively	517,061	—
Total loans, net	2,371,822	1,955,406
FDIC loss sharing asset	205,991	—
Interest receivable	11,164	10,335
Premises and equipment, net	93,108	62,670
Other real estate owned ($14,443 and $0 covered by Federal Deposit Insurance Corporation loss share, respectively)	45,434	19,037
Goodwill	109,639	95,519
Core deposit intangible, net	18,696	4,863
Other assets	103,851	116,381

Total Assets	$4,256,363	$3,200,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$895,671	$574,687
Interest-bearing	2,431,598	1,908,018

Total deposits	3,327,269	2,482,705
Federal Home Loan Bank advances	119,405	100,000
Securities sold under agreements to repurchase	25,000	25,000
Other borrowings	642	86
Long-term subordinated debt	25,735	25,669
Other liabilities	51,434	39,331

Total liabilities	3,549,485	2,672,791

Commitments and contingent liabilities (note 20)

Shareholders’ equity:

	December 31, 2010	December 31, 2009
Preferred stock (no par value, $76,898 aggregate liquidation preference)
Authorized shares	2,000	2,000
Issued and outstanding	—	77	—	74,301
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,338	28,129	576,905	348,706
Retained earnings			117,692	93,316
Accumulated other comprehensive income			12,281	11,816

Total shareholders’ equity			706,878	528,139

Total Liabilities and Shareholders’ Equity			$4,256,363	$3,200,930

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2008	—	—	17,953	$226,550	$108,032	$5,012	$339,594
Comprehensive income:
Net income	—	—	—	—	5,968	—	5,968

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	729	729
Net change in cash flow hedging instruments	—	—	—	—	—	(352)	(352)

Other comprehensive income							377

Comprehensive income							6,345

Issuance of preferred stock and common stock warrant, net	77	73,743	—	3,168	(43)	—	76,868
Issuance of common stock—stock option and other plans	—	—	137	1,906	—	—	1,906
Issuance of common stock—restricted stock awards, net of cancelled awards	—	—	61	—	—	—	—
Share-based payment	—	—	—	1,327	22	—	1,349
Tax benefit associated with share-based payment	—	—	—	241	—	—	241
Preferred dividends	—	—	—	—	(427)	—	(427)
Cash dividends paid on common stock	—	—	—	—	(10,491)	—	(10,491)

Balance at December 31, 2008	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385
Comprehensive income:
Net loss	—	—	—	—	(3,968)	—	(3,968)

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	8,740	8,740
Net change in cash flow hedging instruments	—	—	—	—	—	(1,657)	(1,657)
Net pension plan liability adjustment	—	—	—	—	—	(656)	(656)

Other comprehensive income							6,427

Comprehensive income							2,459

Accretion of preferred stock discount	—	558	—	—	(558)	—	—
Issuance of common stock, net of offering costs	—	—	9,775	113,537	—	—	113,537
Issuance of common stock—stock option and other plans	—	—	100	1,085	—	—	1,085
Issuance of common stock—restricted stock awards, net of cancelled awards	—	—	103	—	—	—	—
Share-based payment	—	—	—	1,038	—	—	1,038
Tax benefit deficiency associated with share-based compensation	—	—	—	(146)	—	—	(146)
Preferred dividends	—	—	—	—	(3,845)	—	(3,845)
Cash dividends paid on common stock	—	—	—	—	(1,374)	—	(1,374)

Balance at December 31, 2009	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income	—	—	—	—	30,784	—	30,784

Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments	—	—	—	—	—	1,549	1,549
Net change in cash flow hedging instruments	—	—	—	—	—	(1,134)	(1,134)
Net pension plan liability adjustment	—	—	—	—	—	50	50

Other comprehensive income							465

Comprehensive income							31,249

Redemption of preferred stock and common stock warrant	(77)	(76,898)		(3,302)			(80,200)
Accretion of preferred stock discount	—	2,597	—	—	(2,597)	—	—
Issuance of common stock, net of offering costs			11,040	229,129			229,129
Issuance of common stock—stock option and other plans	—	—	69	923	—	—	923
Issuance of common stock—restricted stock awards, net of cancelled awards	—	—	100	—	—	—	—
Share-based payment	—	—	—	1,424	—	—	1,424
Tax benefit associated with share-based compensation	—	—	—	25	—	—	25
Preferred dividends	—	—	—	—	(2,350)	—	(2,350)
Cash dividends paid on common stock	—	—	—	—	(1,461)	—	(1,461)

Balance at December 31, 2010	—	$—	39,338	$576,905	$117,692	$12,281	$706,878

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$30,784	$(3,968)	$5,968
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	47,346	63,500	41,176
Stock-based compensation expense	1,424	1,038	1,349
Depreciation, amortization and accretion	11,352	7,540	7,046
Net realized gain on FDIC assisted bank acquisitions	(9,818)	—	—
Net realized gain on sale of securities	(58)	(1,077)	(846)
Net realized gain on sale of other assets	(33)	(94)	(511)
Net realized (gain) loss on sale of other real estate owned	(5,253)	183	(78)
Gain on terminated cash flow hedging instruments	(1,759)	(2,570)	(1,693)
Write-down of other real estate owned	5,144	119	—
Deferred income tax expense (benefit)	15,838	(85)	(14,409)
Impairment charge on investment securities	—	—	19,541
Net change in:
Loans held for sale	(754)	1,964	2,518
Interest receivable	4,472	1,311	2,969
Interest payable	(784)	(2,327)	(4,536)
Other assets	18,419	(21,560)	(12,698)
Other liabilities	7,816	(6,717)	(1,431)

Net cash provided by operating activities	124,136	37,257	44,365
Cash Flows From Investing Activities
Purchases of securities available for sale	(179,332)	(162,412)	(89,055)
Proceeds from sales of securities available for sale	69,328	16,665	53,512
Proceeds from principal repayments and maturities of securities available for sale	92,840	67,682	49,652
Loans originated and acquired, net of principal collected	164,084	146,698	21,702
Increase in Small Business Administration secured borrowings	642	—	—
Purchases of premises and equipment	(36,503)	(6,281)	(10,479)
Proceeds from disposal of premises and equipment	902	42	925
Proceeds from sales of covered other real estate owned	17,890	—	—
Proceeds from sales of other real estate and other personal property owned	4,800	8,098	949
Termination of cash flow hedging instruments	—	—	8,100
Net cash acquired in business combinations	145,534	—	—
Capital improvements on other real estate properties	(1,720)	(1,165)	—

Net cash provided by investing activities	278,465	69,327	35,306
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(302,758)	100,554	(115,910)
Proceeds from Federal Home Loan Bank and Federal Reserve Bank borrowings	—	739,000	3,287,268
Repayments of Federal Home Loan Bank and Federal Reserve Bank borrowings	(36,276)	(839,000)	(3,344,938)
Proceeds from repurchase agreement borrowings	—	—	25,000
Net decrease in other borrowings	(86)	(115)	(4,860)
Proceeds from issuance of preferred stock, net	—	—	76,868
Redemption of preferred stock and common stock warrant	(80,200)	—	—
Cash dividends paid	(4,302)	(5,155)	(10,491)
Proceeds from exercise of stock options	923	939	1,906
Proceeds from issuance of common stock	229,129	113,537	—
Excess tax benefit from stock-based compensation	25	—	241

Net cash (used in) provided by financing activities	(193,545)	109,760	(84,916)
Increase(decrease) in cash and cash equivalents	209,056	216,344	(5,245)
Cash and cash equivalents at beginning of year	305,074	88,730	93,975

Cash and cash equivalents at end of year	$514,130	$305,074	$88,730

Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$21,876	$30,010	$60,083
Cash paid for income tax	$6,895	$500	$9,937
Non-cash investing activities
Assets acquired in FDIC assisted acquisitions (excluding cash and cash equivalents)	$1,075,166	$—	$—
Liabilities assumed in FDIC assisted acquisitions	$1,210,882	$—	$—
Loans transferred to other real estate owned	$29,864	$23,398	$3,557

See accompanying notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

1.	Summary of Significant Accounting Policies

Organization

Columbia Banking System, Inc. (the “Corporation”) is the holding company for Columbia State Bank (the “Bank”). The Bank provides a full range of financial services through 84 branch offices, including 59 in the State of Washington and 25 in Oregon. The Corporation also has two unconsolidated subsidiaries, Columbia (WA) Statutory Trust and Town Center Bancorp Statutory Trust. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The most significant estimates included in the financial statements relate to the allowance for loan and lease losses, business combinations, acquired impaired loans, Federal Deposit Insurance Corporation loss sharing asset and goodwill impairment.

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

Securities

Securities are classified based on management’s intention on the date of purchase. All securities are classified as available for sale and are presented at fair value. Unrealized gains or losses on securities available for sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Purchase premiums or discounts on securities available for sale are amortized or accreted into income using the interest method over the terms of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other-than-temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management must determine its position with respect to its intent to sell the security and whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. The total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis is separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses is recognized in earnings. The credit loss component of other-than-temporary impairment, representing an increase in credit risk, is determined by the Company using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors is recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.

Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par. The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB Class B stock or six months notice for FHLB Class A stock to the FHLB. FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services—Depository and Lending topic of the FASB Accounting Standards Codification (“ASC”).

Loans

The Company’s accounting methods for loans differ depending on whether the loans were originated or were acquired as a result of a business acquisition.

Originated Loans

Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized origination fees less direct incremental origination costs. Net deferred loan fees are amortized into interest income over the contractual life of the related loans. The amortization is calculated using the interest method for all loans except revolving loans, for which the straight-line method is used. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.

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

Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $250,000 are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $250,000 are evaluated for potential impairment on a quarterly basis.

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

Unfunded commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments.

Acquired Loans

Loans acquired in a business acquisition after December 31, 2008 are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. The Company aggregated all of the loans acquired in the Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions into pools, based on common risk characteristics. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for losses on covered loans. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount. The Company elected to account for all acquired loans under ASC 310-30.

Allowance for Loan and Lease Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for loan and lease losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses. Loan and lease losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general, specific, and unallocated components. The general component covers loans not specifically measured for impairment and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are impaired. For impaired loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The unallocated allowance provides for other credit losses inherent in the Company’s loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

Allowance for Unfunded Commitments and Letters of Credit

The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets, with changes to the balance charged against noninterest expense.

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

Other Real Estate Owned—Noncovered

Other real estate owned (“OREO”) is composed of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

Covered Assets and Related FDICLoss Sharing Asset

Assets subject to loss-sharing agreements with the FDIC are labeled “covered” on the Consolidated Condensed Balance Sheet and include certain loans and OREO.

All OREO acquired in FDIC-assisted acquisitions are subject to FDIC loss-sharing agreements and are referred to as covered OREO. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered OREO status, valuation adjustments arising from acquisition accounting on the related loan are also transferred to covered OREO. Valuation adjustments arising from acquisition accounting on covered OREO result in a reduction of the covered OREO carrying amount and a corresponding increase in the expected FDIC reimbursement, with the estimated net loss to the Company, if any, charged against earnings.

The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under those agreements was recorded in the FDIC loss sharing asset on the Consolidated Condensed Balance Sheet. Subsequent to the acquisition the loss sharing asset is tied to the loss in the covered loans and covered OREO and is not being accounted for under fair value. The FDIC loss sharing asset is accounted for on the same basis as the related covered loans and covered OREO and primarily represents the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements. The difference between the carrying value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC loss sharing asset. The FDIC loss sharing asset is adjusted for any changes in expected cash flows based on the loan performance. Any projected increase in cash flows of the loans over those expected will result in a decrease in the accretion for the FDIC loss sharing asset recognized in noninterest income. Any projected decrease in cash flows of the loans over those expected will result in an increase in the FDIC loss sharing asset with a corresponding benefit recorded to noninterest income.

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

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2010, intangible assets included on the consolidated balance sheets consist of a core deposit intangible amortized using an accelerated method with an original estimated life of approximately 10 years.

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

Earnings per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with the Earnings per Share topic of the FASB ASC. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under authoritative guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. The Company grants restricted shares under a share-based compensation plan that qualifies as participating securities. Restricted shares issued under the Company’s share-based compensation plan are entitled to dividends at the same rate as common stock.

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

Share-Based Payment

The Company accounts for stock options and stock awards in accordance with the Compensation—Stock Compensation topic of the FASB ASC. Authoritative guidance requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or stock awards, based on the fair value of the award on the grant date. This cost must be recognized in the consolidated statements of income over the vesting period of the award.

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

Accounting Pronouncements

During the year ended December 31, 2010, the following Accounting Standards Updates (“ASU”) were issued or became effective:

In July 2010, the Financial Accounting Standards Board (“the FASB”) issued ASU 2010-20, an amendment of Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). ASU 2010-20 requires new and enhanced disclosure requirements about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The expanded period-end disclosure requirements became effective for the Company for the year ended December 31, 2010 (see note 7 and note 8). The expanded disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, an amendment of Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (Topic 310-30). ASU 2010-18 attempts to eliminate diversity in practice related to loan modifications. Modifications of loans within a pool of loans accounted for as a single asset do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. The new guidance became effective for the Company in the first reporting period ended on or after July 15, 2010 and was applied prospectively. The Company was already in compliance with the amendments of this topic prior to the release of ASU 2010-18. The new guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which focuses on Improving Disclosures about Fair Value Measurement. ASU 2010-06 requires new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements (i.e. purchases, sales, issuances, and settlements). ASU 2010-06 also amended disclosure requirements related to the level of disaggregation of assets and liabilities, as well as disclosures about input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements and did not have a material impact on the Company’s consolidated financial statements. Those disclosures related to activity in the Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2010	2009	2008 (1)
	(in thousands except per share)
Basic EPS:
Net income (loss)	$30,784	$(3,968)	$5,968
Less: Preferred dividends and accretion of issuance discount for preferred stock	(4,947)	(4,403)	(470)

Net income applicable to common shareholders	$25,837	$(8,371)	$5,498
Less: Earnings allocated to participating securities	(244)	(16)	(104)

Earnings (loss) allocated to common shareholders	$25,593	$(8,387)	$5,394

Weighted average common shares outstanding	35,209	21,854	17,914
Basic earnings (loss) per common share	$0.73	$(0.38)	$0.30

Diluted EPS:
Earnings (loss) allocated to common shareholders (2)	$25,593	$(8,410)	$5,394

Weighted average common shares outstanding	35,209	21,854	17,914
Dilutive effect of equity awards	183	—	96

Weighted average diluted common shares outstanding (3)	35,392	21,854	18,010

Diluted earnings (loss) per common share	$0.72	$(0.38)	$0.30

Potentially dilutive securities that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	54	754	54

(1)	The Company adopted authoritative guidance in the Earnings per Share topic of the FASB ASC on January 1, 2009. All prior periods have been restated to the current period’s presentation.
(2)	Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.
(3)	Due to the net loss applicable to common shareholders for the year ended December 31, 2009, basic shares were used to calculate diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

3.	Business Combinations

Columbia River Bank

On January 22, 2010 the Bank acquired certain assets and assumed certain liabilities of Columbia River Bank from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements (each, a “loss-sharing agreement” and collectively, the “loss-sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and certain accrued interest on loans. We refer to the acquired loans and OREO subject to the loss-sharing agreements collectively as “covered assets.” Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $206 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $206 million. The loss-sharing agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the January 22, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

The Bank acquired assets with an acquisition date fair value of approximately $912.9 million, including $480.3 million of loans, an FDIC loss sharing asset of $189.8 million, $100.7 million of investment securities, $98.1 million of cash and cash equivalents and $44.0 million of other assets. The Bank assumed liabilities with an acquisition date fair value of approximately $912.9 million, including $893.4 million of insured and uninsured deposits, $18.4 million of Federal Home Loan Bank (“FHLB”) advances and $1.1 million of other liabilities. Columbia River Bank was a full service commercial bank headquartered in The Dalles, Oregon that operated 21 branch locations, including 14 in the state of Oregon and seven in the state of Washington. We made this acquisition to expand our geographic footprint.

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

The operating results of the Company for the year ended December 31, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 23, 2010 to December 31, 2010. Due primarily to the Company acquiring only certain assets and liabilities of Columbia River Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of Columbia River Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 22, 2010
Assets
Cash and due from banks	$33,222
Interest-earning deposits with banks	64,921
Investment securities	100,650
Federal Home Loan Bank stock	3,045
Loans covered by loss sharing	480,306
Accrued interest receivable	4,021
Other real estate owned covered by loss sharing	8,714
Goodwill	14,120
Core deposit intangible	13,442
FDIC loss sharing asset	189,822
Other assets	615

Total assets acquired	$912,878

Liabilities
Deposits	$893,356
Federal Home Loan Bank advances	18,428
Accrued interest payable	524
Other liabilities	570

Total liabilities assumed	$912,878

American Marine Bank

On January 29, 2010, the Bank acquired certain assets and assumed certain liabilities of American Marine Bank from the FDIC, which had been appointed receiver of the institution. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and certain accrued interest on loans. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $66 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $66 million. The loss-sharing agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the January 29, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

The Bank acquired assets with an acquisition date fair value of approximately $307.8 million, including $176.3 million of loans, an FDIC loss sharing asset of $70.4 million, $28.6 million of investment securities, $14.5 million of cash and cash equivalents and $18.0 million of other assets. The Bank assumed liabilities with an acquisition date fair value of approximately $292.6 million, including $254.0 million of insured and uninsured deposits, $37.7 million of FHLB advances and $974 thousand of other liabilities. American Marine Bank was a full service commercial bank headquartered on Bainbridge Island, Washington that operated 11 branch locations in western Washington. In addition, as part of this acquisition, the Bank received regulatory approval to exercise trust powers and intends to continue to operate the Trust and Wealth Management Division of American Marine Bank. We made this acquisition to expand our geographic footprint.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 29, 2010 acquisition date. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain, net of tax, of $9.8 million, which is included in the Gain on bank acquisition line item in the Consolidated Condensed Statements of Income, and a core deposit intangible of $4.3 million. The transaction resulted in a bargain purchase gain as the fair value of assets acquired exceeded the fair value of liabilities assumed.

The operating results of the Company for the year ended December 31, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 30, 2010 to December 31, 2010. Due primarily to the Company acquiring only certain assets and liabilities of American Marine Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of American Marine Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 29, 2010
Assets
Cash and cash equivalents	$14,215
Federal funds sold	267
Investment securities	28,592
Federal Home Loan Bank stock	3,257
Loans covered by loss sharing	176,278
Accrued interest receivable	1,280
Other real estate owned covered by loss sharing	8,680
Core deposit intangible	4,313
FDIC loss sharing asset	70,442
Other assets	498

Total assets acquired	307,822
Liabilities
Deposits	253,965
Federal Home Loan Bank advances	37,682
Accrued interest payable	337
Deferred tax liability, net	5,383
Other liabilities	637

Total liabilities assumed	298,004

Net assets acquired	$9,818

The following is a description of the methods used to determine the fair values of the significant assets and liabilities presented above for both the Columbia River Bank and American Marine Bank acquisitions.

Cash and cash equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and the Federal Reserve Bank (“FRB”) and federal funds sold. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to carrying value.

Investment securities—The fair value for each purchased security was the quoted market price at the close of the trading day effective on the acquisition dates.

Federal Home Loan Bank stock—The fair value of acquired FHLB stock was estimated to be its redemption value, which is also the par value. The FHLB requires member banks to purchase its stock as a condition of membership and the amount of FHLB stock owned varies based on the level of FHLB advances outstanding. This stock is generally redeemable and is presented at the par value.

Loans—We refer to certain loans acquired in the Columbia River Bank and American Marine Bank acquisitions as “covered loans” as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss-sharing agreements. The estimated fair value of the loan portfolios at the acquisition dates represents the discounted expected cash flows from the portfolio. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the Columbia River Bank and American Marine Bank loan portfolios at the acquisition dates.

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

Other real estate owned—OREO is presented at its estimated fair value based on discounted expected cash flows and is also subject to the FDIC shared-loss agreements. Cash flows were estimated using expected selling price and date, less selling and carrying costs and were discounted to present value.

Goodwill—Goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process.

Core deposit intangible—In determining the estimated life and fair value of the core deposit intangible, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, and age of the deposit relationships. Based on this valuation, the core deposit intangible asset will be amortized over the projected useful lives of the related deposits on an accelerated basis over 10 years.

FDIC loss sharing asset—The FDIC loss sharing asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. For example, the FDIC loss sharing asset related to estimated future loan losses is not transferable should we sell a loan prior to foreclosure or maturity. The fair value of the FDIC loss sharing asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets and loss claims submitted but awaiting payment from the FDIC. The ultimate collectability of the FDIC loss sharing asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.

Deposit liabilities—The fair values used for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits are estimated using a discounted cash flow method that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities of such time deposits.

Borrowings—The fair values for FHLB advances are estimated using a discounted cash flow method based on the current market rates.

4.	Cash and Cash Equivalents

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2010 and 2009 was approximately $225 thousand and $200 thousand, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

5.	Securities

At December 31, 2010, the Company’s securities portfolio primarily consisted of securities issued by U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company did not have any other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses, and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$491,530	$16,139	$(1,027)	$506,642
State and municipal securities	249,117	7,247	(2,383)	253,981
Other securities	3,281	—	(38)	3,243

Total	$743,928	$23,386	$(3,448)	$763,866

December 31, 2009:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$390,688	$10,034	$(566)	$400,156
State and municipal securities	210,987	8,545	(621)	218,911
Other securities	1,000	—	(29)	971

Total	$602,675	$18,579	$(1,216)	$620,038

Gross realized losses amounted to $148 thousand, $10 thousand and $36 for the years ended December 31, 2010, 2009 and 2008, respectively. Gross realized gains amounted to $206 thousand, $1.1 million and $882 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$5,784	$5,922
Due after one year through five years	64,206	66,787
Due after five years through ten years	155,948	160,453
Due after ten years	514,709	527,461

Total investment securities available for sale	$740,647	$760,623

At December 31, 2010 and 2009 available for sale securities with a fair value of $458.5 million and $370.0 million, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings, and for other purposes as required or permitted by law.

The following tables summarize information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$86,529	$(1,025)	$588	$(2)	$87,117	$(1,027)
State and municipal securities	74,755	(2,099)	2,792	(284)	77,547	(2,383)
Other securities	2,275	(6)	968	(32)	3,243	(38)

Total	$163,559	$(3,130)	$4,348	$(318)	$167,907	$(3,448)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2009
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$87,879	$(566)	$17	$—	$87,896	$(566)
State and municipal securities	14,846	(42)	16,272	(579)	31,118	(621)
Other securities	—	—	971	(29)	971	(29)

Total	$102,725	$(608)	$17,260	$(608)	$119,985	$(1,216)

At December 31, 2010, there were 56 state and municipal government securities in an unrealized loss position, of which three were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2010 none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, there were 17 U.S. Government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which five were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, there were two other securities, a mortgage-backed securities fund and a community reinvestment act fund in an unrealized loss position, with the mortgage-backed securities fund in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

6.	Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net income (loss) as reported	$30,784	$(3,968)	$5,968
Unrealized gain(loss) from securities:
Net unrealized holding gain(loss) from available for sale securities arising during the year, net of tax of $(1,047), $(5,197) and $(699)	1,587	9,435	1,275
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $20, $383 and $300	(38)	(695)	(546)

Net unrealized gain(loss) from securities, net of reclassification adjustment	1,549	8,740	729
Cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the year, net of tax of $0, $0 and $410	—	—	754
Reclassification adjustment of net (gain)loss included in income, net of tax of $625, $913 and $587	(1,134)	(1,657)	(1,106)

Net change in cash flow hedging instruments	(1,134)	(1,657)	(352)
Pension plan liability adjustment:
Unrecognized net actuarial gain(loss) during period, net of tax of $(12), $379 and $0	23	(689)	—
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(15), ($18) and $0	27	33	—

Pension plan liability adjustment, net	50	(656)	—

Total comprehensive income	$31,249	$2,459	$6,345

7.	Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

	December 31, 2010	December 31, 2009
	(in thousands)
Loans, excluding covered loans:
Commercial business	$795,369	$744,440
Real Estate:
1-4 family residential	49,383	63,364
Commercial and multifamily residential properties	794,329	856,260

Total real estate	843,712	919,624
Real estate construction:
1-4 family residential	67,961	107,620
Commercial and multifamily residential properties	30,185	41,829

Total real estate construction	98,146	149,449
Consumer	182,017	199,987
Less: deferred loan fees	(3,490)	(4,616)

Total loans, excluding covered loans	1,915,754	2,008,884

Covered loans	517,061	—
Total loans, net of deferred loan fees	$2,432,815	$2,008,884

Loans held for sale	$754	$—

Originated Loans

At December 31, 2010 and 2009, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and loan commitments are geographically concentrated in its service areas within Washington and Oregon.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $12.9 million and $6.8 million at December 31, 2010 and 2009, respectively. During 2010, $8.8 million of related party loans were made and repayments totaled $2.7 million. During 2009, $1.7 million of related party loans were made and repayments totaled $3.7 million.

At December 31, 2010 and 2009, $426.6 million and $505.0 million of commercial and residential real estate loans were pledged as collateral on FHLB borrowings. Additionally, at December 31, 2010, the Company had $642 thousand in Small Business Administration (“SBA”) loans pledged as collateral for SBA-secured borrowings.

Non-accrual loans totaled $89.2 million and $110.4 million at December 31, 2010 and 2009, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $6.4 million for 2010, $7.6 million for 2009 and $4.1 million for 2008. There was only one loan totaling $1 thousand 90 days past due and still accruing interest as of December 31, 2010 and there were no loans greater than 90 days past due still accruing interest as of December 31, 2009. At December 31, 2010 and 2009, there were $5.6 million and $4.6 million, respectively, of commitments of additional funds for loans accounted for on a non-accrual basis.

The following is an analysis of nonaccrual loans as of December 31, 2010:

	Recorded Investment (1) Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Commercial Business
Secured	32,368	44,316
Unsecured	—	327
Real Estate 1-4 Family
Residential RE Perm	2,999	3,353
Real Estate Commercial & Multifamily
Commercial RE Land	4,093	6,279
Income Property Multifamily Perm	11,716	12,737
Owner Occupied RE Perm	7,407	8,990
Construction 1-4 Family
Land & Acquisition	11,608	21,344
Residential Construction	6,503	11,547
Construction Commercial & Multifamily
Income Property Multifamily Construction	7,585	12,916
Owner Occupied RE Construction	—	—
Consumer	5,022	5,192

Total	89,301	127,001

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loans fees or costs, unamortized premiums or discounts and accrued interest.

The following is an analysis of the aged loan portfolio:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
	(in thousands)
Commercial Business
Secured	720,926	919	692	1	1,612	31,919	754,457
Unsecured	40,455	9	—	—	9	448	40,912
Real Estate 1-4 Family
Residential RE Perm	46,167	220	—	—	220	2,996	49,383
Real Estate Commercial & Multifamily
Commercial RE Land	18,979	—	1,752	—	1,752	4,091	24,822
Income Property Multifamily Perm	426,320	1,208	121	—	1,329	10,745	438,394
Owner Occupied RE Perm	318,508	497	3,752	—	4,249	8,356	331,113
Construction 1-4 Family
Land & Acquisition	24,883	214	205	—	419	11,604	36,906
Residential Construction	24,655	—	—	—	—	6,400	31,055
Construction Commercial & Multifamily
Income Property Multifamily Construction	10,666	—	—	—	—	7,584	18,250
Owner Occupied RE Construction	11,935	—	—	—	—	—	11,935
Consumer	176,005	397	595	—	992	5,020	182,017

Total	1,819,499	3,464	7,117	1	10,582	89,163	1,919,244

The following is an analysis of impaired loans (see note 1) as of December 31, 2010:

	Balance of Loans Collectively Measured for Contingency Provision	Balance of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Allowance Recorded
			Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance
	(in thousands)
Commercial Business
Secured	$724,665	$29,793	$2,717	$2,758	$600	$27,081	$26,913
Unsecured	40,808	104	75	75	75	29	30
Real Estate 1-4 Family
Residential RE Perm	46,728	2,655	—	—	—	2,658	2,949
Real Estate Commercial & Multifamily
Commercial RE Land	20,959	3,863	3,062	5,225	—	804	826
Income Property Multifamily Perm	427,799	10,595	3,094	3,139	59	10,292	12,253
Owner Occupied RE Perm	317,010	14,103	—	—	—	14,152	17,099
Construction 1-4 Family
Land & Acquisition	25,362	11,543	533	549	3	11,013	20,718
Residential Construction	24,655	6,400	915	1,723	62	5,585	9,824
Construction Commercial & Multifamily
Income Property Multifamily Construction	10,666	7,584	6,792	10,515	175	792	2,401
Owner Occupied RE Construction	11,935	—	—	—	—	—	—
Consumer	177,484	4,533	—	—	—	4,533	4,691

Total	$1,828,071	$91,173	$17,188	$23,984	$974	$76,939	$97,703

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loans fees or costs, unamortized premiums or discounts and accrued interest.

At December 31, 2010, the total recorded investment in impaired loans was $94.1 million with $17.2 million having a specific valuation allowance of $974 thousand. At December 31, 2009 the total recorded investment in impaired loans was $116.4 million, with $18.1 million of impaired loans having a specific valuation allowance of $3.8 million. The average recorded investment in impaired loans for the years ended December 31, 2010, 2009, and 2008, was $102.6 million, $94.6 million, and $134.1 million, respectively. Interest income recognized on impaired loans was $0 in 2010, $42 thousand in 2009, and $40 thousand in 2008.

Acquired Loans

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

The following table shows the changes in accretable yield for acquired loans for the year ended December 31, 2010:

December 31, 2010
(in thousands)
Balance at beginning of period	$—
Established through acquisitions	122,705
Accretion	(45,956)
Transfers from nonaccretable difference	188,837
Disposals and other	(9,014)

Balance at end of period	$256,572

FDIC loss sharing asset—As of the acquisition dates, we recorded an FDIC loss sharing asset consisting of the present value of the amounts the Company expects to receive from the FDIC under the loss-sharing agreements. The FDIC loss sharing asset was $206.0 million at December 31, 2010.

8.	Allowances for Loan and Lease Losses and Unfunded Commitments and Letters of Credit

We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with the Contingencies topic of the FASB ASC.

2.	Classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with the Receivables topic of the FASB ASC.

3.	The unallocated allowance provides for other factors inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed quarterly based on trends in credit losses, the results of credit reviews and overall economic trends.

The general valuation allowance is systematically calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level in which an entity develops a systematic methodology to determine its allowance for loan and lease losses is at the segment level. However, the Company’s systematic methodology in determining its allowance for loan and lease losses is prepared at the class level, which is more detailed than the segment level. The quantitative information uses historical losses from a specific loan classes and incorporates the loan’s risk rating migration from origination to the point of loss. A loan’s risk rating is primarily determined based upon the borrower’s ability to fulfill its debt obligation from a cash flow perspective. In the event there is financial deterioration of the borrower, the borrower’s other sources of income or repayment are also considered, including recent appraisal values for collateral dependent loans. The qualitative information takes into account general economic and business conditions affecting our market place, seasoning of the loan portfolio, duration of the business cycle, etc. to ensure our methodologies reflect the current economic environment and other factors as using historical loss information exclusively may not give an accurate estimate of inherent losses within the Company’s loan portfolio.

The specific valuation allowance is a reserve for each loan determined to be impaired and the value of the impaired loan is less than its recorded investment. The Company measures the impairment based on the discounted expected future cash flows, observable market price, or the fair value of the collateral if the loan is collateral dependant or if foreclosure is probable. The specific reserve for each loan is equal to the difference between the recorded investment in the loan and its determined impairment value.

The ALLL is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries. While the Company’s management believes the best information available is used to determine the ALLL, changes in market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.

We have used the same methodology for ALLL calculations during 2010, 2009 and 2008. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company strives to maintain a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

The following table shows a detailed analysis of the allowance for loan losses as of December 31, 2010:

	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Commercial Business
Secured	$20,409	$(12,779)	$1,218	$12,963	$21,811	$600	$21,211
Unsecured	1,560	(2,100)	1,171	107	738	75	663
Real Estate 1-4 Family
Residential RE Perm	1,072	(406)	15	419	1,100	—	1,100
Real Estate Commercial & Multifamily
Commercial RE Land	664	(2,165)	—	2,135	634	—	634
Income Property Multifamily Perm	9,860	(1,969)	124	7,195	15,210	59	15,151
Owner Occupied RE Perm	6,690	(2,039)	2	5,039	9,692	—	9,692
Construction 1-4 Family
Land & Acquisition	5,711	(8,409)	1,199	5,268	3,769	3	3,766
Residential Construction	2,304	(2,447)	474	1,961	2,292	62	2,230
Construction Commercial & Multifamily
Income Property Multifamily Construction	2,453	(3,107)	775	153	274	175	99
Owner Occupied RE Construction	36	—	—	34	70	—	70
Consumer	1,282	(3,982)	649	4,171	2,120	—	2,120
Unallocated	1,437	—	—	1,846	3,283	—	3,283

Total	$53,478	$(39,403)	$5,627	$41,291	$60,993	$974	$60,019

The 2009 and 2008 changes in the ALLL are summarized as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$42,747	$26,599
Loans charged off	(54,521)	(25,987)
Recoveries	1,752	959

Net chargeoffs	(52,769)	(25,028)
Provision charged to expense	63,500	41,176

Balance at end of year	$53,478	$42,747

Risk Elements

The extension of credit in the form of loans to individuals and businesses is one of our principal commerce activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt to a single borrower.

In analyzing our existing portfolio, we review our consumer and residential loan portfolios for impairment by their performance as pools of loans segregated in to risk rating categories, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial business, real estate construction and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan. Based on the analysis, loans are given a risk rating of 1-10 based on the following criteria:

1)	ratings of 1-3 indicate minimal to low credit risk,

2)	ratings of 4-5 indicate an average to above average credit risk with adequate repayment capacity when prolonged periods of adversity do not exist,

3)	ratings of 6-7 indicate potential weaknesses and higher credit risk requiring greater attention by bank personnel and management to help prevent further deterioration,

4)	rating of 8 indicates a loss is possible if loan weaknesses are not corrected,

5)	rating of 9 indicates loss is highly probable; however, the amount of loss has not yet been determined,

6)	rating of 10 indicates the loan is uncollectable, and when identified is charged-off.

Loans with a risk rating of 1-6 are considered Pass loans and loans with risk ratings of 7, 8, 9 and 10 are considered Special Mention, Substandard, Doubtful and Loss, respectively. Loans risk rated Substandard or worse are reported as classified loans in our allowance for loan and lease losses analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Risk ratings should be reviewed and updated whenever appropriate, with more periodic reviews as the risk and dollar value of loss on the loan increases. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan.

The following is an analysis of the credit quality of our noncovered loan portfolio as of December 31, 2010:

	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans (1)
	(dollars in thousands)
Commercial Business
Secured	4.96	$757,372
Unsecured	4.23	41,175
Real Estate 1-4 Family
Residential RE Perm	4.96	49,436
Real Estate Commercial & Multifamily
Commercial RE Land	5.75	24,956
Income Property Multifamily Perm	5.07	406,711
Owner Occupied RE Perm	5.12	366,284
Construction 1-4 Family
Land & Acquisition	6.79	37,054
Residential Construction	6.63	31,293
Construction Commercial & Multifamily
Income Property Multifamily Construction	6.38	18,296
Owner Occupied RE Construction	4.93	11,990
Consumer	4.31	182,624

Total balance of classified loans		$1,927,191

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loans fees or costs, unamortized premiums or discounts and accrued interest.

The following is an analysis of our covered loans, net of related allowance for losses on covered loans as of December 31, 2010:

	Covered Loans December 31, 2010	Weighted- Average Risk Rating	Allowance for Loan Losses
	(dollars in thousands)
Commercial Business	$165,255	5.74	$2,903
Real Estate 1-4 Family	68,700	4.77	1,013
Real Estate Commercial & Multifamily	341,063	5.70	821
Construction 1-4 Family	39,754	7.29	98
Construction Commercial & Multifamily	41,624	6.79	469
Consumer	58,337	4.49	751

Subtotal of covered loans	714,733		$6,055

Less:
Valuation discount resulting from acquisition accounting	191,617
Allowance for loan losses	6,055

Covered loans, net of allowance for loan losses	$517,061

Covered loans acquired in the Columbia River Bank and American Marine Bank acquisitions are also subject to the Bank’s internal and external credit review and are risk rated using the same criteria as noncovered loans. However, covered loans are accounted for under ASC Topic 310-30, and initially measured at fair value based on expected future cash flows over the lives of the loans and therefore, risk ratings are not a clear indicator of loss as the majority of the losses on covered loans are recoverable from the FDIC under the loss sharing agreements. Over the life of the covered loan pools, management continues to monitor and estimate expected future cash flows on a quarterly basis. During the year ended December 31, 2010, the Company recorded a provision expense of $6.1 million on covered loans. The impact to earnings of the $6.1 million of provision expense for covered loans is offset through noninterest income by a $4.9 million increase in the FDIC loss sharing asset.

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	2010	2009	2008
	(in thousands)
Balance at beginning of year	$775	$500	$349
Net changes in the allowance for unfunded commitments and letters of credit	390	275	151

Balance at end of year	$1,165	$775	$500

9.	Other Real Estate Owned

The following table sets forth activity in noncovered OREO for the period:

	December 31, 2010	December 31, 2009
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$19,037	$2,874
Transfers in, net of write-downs ($193 and $2,950, respectively)	19,006	23,398
OREO improvements	1,635	1,165
Additional OREO write-downs	(3,962)	(119)
Proceeds from sale of OREO property	(4,800)	(8,098)
Gain (loss) on sale of OREO	75	(183)

Total non-covered OREO, end of period	$30,991	$19,037

The following table sets forth activity in covered OREO at carrying value for the period:

December 31, 2010
(in thousands)
Covered OREO:
Balance, beginning of period	$—
Established through acquisitions	17,394
Transfers in, net of write-downs ($2,087 and $0, respectively)	10,858
OREO improvements	85
Additional OREO write-downs	(1,182)
Proceeds from sale of OREO property	(17,890)
Gain (loss) on sale of OREO	5,178

Total covered OREO, end of period	$14,443

The acquired OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95% of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met (see note 3 for threshold amounts).

10.	Premises and Equipment

Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2010	2009
	(in thousands)
Land	$29,368	$19,712
Buildings	67,373	46,485
Leasehold improvements	2,918	3,216
Furniture and equipment	21,801	19,389
Vehicles	352	313
Computer software	10,070	8,310

Total Cost	131,882	97,425
Less accumulated depreciation and amortization	(38,774)	(34,755)

Total	$93,108	$62,670

Total depreciation and amortization expense was $5.2 million, $4.7 million, and $5.0 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

11.	Goodwill and Other Intangibles

In accordance with the Intangibles—Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment during the third quarter of each year on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Management completed its annual assessment of goodwill for impairment during the third quarter of 2010 and determined the fair value of the Company’s single consolidated reporting unit exceeded its carrying value.

The core deposit intangible “CDI” is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years. The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Total goodwill, beginning of period	$95,519	$95,519	$95,519
Established through acquisitions	14,120	—	—

Total goodwill, end of period	109,639	95,519	95,519

Gross core deposit intangible balance	8,896	8,896	8,896
Accumulated amortization at beginning of period	(4,033)	(2,988)	(1,846)

Core deposit intangible, net, beginning of period	4,863	5,908	7,050
Established through acquisitions	17,755	—	—
CDI current period amortization	(3,922)	(1,045)	(1,142)

Total core deposit intangible, end of period	18,696	4,863	5,908

Total goodwill and intangible assets, end of period	$128,335	$100,382	$101,427

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years ending December 31,	(in thousands)
2011	$3,825
2012	$3,441
2013	$3,066
2014	$2,604
2015	$1,958

12.	Deposits

Year-end deposits are summarized in the following table:

	December 31,
	2010	2009
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$895,671	$574,687
Interest-bearing demand	672,307	499,922
Money market	920,831	604,229
Savings	210,995	139,406
Certificates of deposit less than $100,000	298,678	254,577

Total core deposits	2,998,482	2,072,821
Certificates of deposit greater than $100,000	266,708	259,794
Certificates of deposit insured by CDARS®	38,312	96,314
Wholesale certificates of deposit	23,155	53,776

Subtotal	3,326,657	2,482,705
Valuation adjustment resulting from acquisition accounting	612	—

Total deposits	$3,327,269	$2,482,705

The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2011	$268,596
2012	31,018
2013	5,389
2014	9,139
2015	12,058
Thereafter	321

Total	$326,521

13.	Federal Home Loan Bank and Federal Reserve Bank Borrowings

The Company has entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB, certain pledged available for sale investment securities and a blanket pledge of qualifying loans receivable. At December 31, 2010 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Wtd Avg Rate	Amount
	(dollars in thousands)
Within 1 year	4.57%	$7,000
Over 1 through 5 years	2.67%	110,290
Over 6 through 10 years	5.26%	1,483

Total	2.81%	118,773
Valuation adjustment from acquisition accounting		632

Total		$119,405

The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2010, 2009 and 2008:

FEDERAL HOME LOAN BANK

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands)
Balance at end of year	$119,405	$100,000	$150,000
Average balance during the year	$123,685	$111,211	$282,624
Maximum month-end balance during the year	$154,916	$178,000	$349,000
Weighted average rate during the year	2.75%	2.38%	2.53%
Weighted average rate at December 31	2.81%	2.49%	1.89%

FHLB advances are collateralized by the following:

	December 31,
	2010	2009
	(in thousands)
Fair value of investment securities	$96,496	$130,039
Recorded value of blanket pledge on loans receivable	426,555	504,978

Total	$523,051	$635,017

FHLB Borrowing Capacity	$402,048	$535,017

The Company is also eligible to borrow under the Federal Reserve Bank’s primary credit program, including the Term Auction Facility (“TAF”) auctions. All borrowings are secured by certain pledged available for sale investment securities.

The maximum, average outstanding and year-end balances and average interest rates on advances from the Federal Reserve Bank were as follows for the years ended December 31, 2010, 2009 and 2008:

FEDERAL RESERVE BANK

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands)
Balance at end of year	$—	$—	$50,000
Average balance during the year	$—	$38,205	$14,569
Maximum month-end balance during the year	$—	$100,000	$120,000
Weighted average rate during the year	0.00%	0.30%	0.62%
Weighted average rate at December 31	N/A	N/A	0.60%

N/A—Not applicable

Federal Reserve Bank advances are collateralized by the following:

FEDERAL RESERVE BANK

	December 31,
	2010	2009
	(in thousands)
Fair value of investment securities	$135,966	$144,253
Recorded value of pledged commercial loans	313,452	210,775

Total	$449,418	$355,028

Federal Reserve Bank borrowing capacity	$449,418	$335,028

14.	Other Borrowings

Securities Sold Under Agreements to Repurchase

The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2010, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.8 million were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement, the pledged securities will be returned to the Company.

15.	Long-term Subordinated Debt

During 2001, the Company, through its subsidiary trust (the “Trust”) participated in a pooled trust preferred offering, whereby the trust issued $22.0 million of 30 year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the trust. The debentures had an initial rate of 7.29% and a rate of 3.87% at December 31, 2010. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. The Company through the Trust may call the debt after ten years at par, allowing the Company to retire the debt early if conditions are favorable. In accordance with the Consolidation topic of the FASB ASC, the Trust is deconsolidated with the result being that the trust preferred obligations are classified as long-term subordinated debt on the Company’s Consolidated Balance Sheet and the Company’s related investment in the Trust of $681,000 is recorded in other assets. At December 31, 2010 and 2009, the balance of the Company’s investment in the Trust remained at $681,000. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust. Through a 2007 acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations from the Town Center Bancorp Statutory Trust; these debentures had a rate of 4.04% at December 31, 2010. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly. At December 31, 2010 and 2009, the balance of the Company’s investment in this Town Center Bancorp Statutory Trust was $93,000 which is recorded in other assets on the Consolidated Balance Sheets.

16.	Income Tax

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax (benefit) expense	$(13,547)	$(8,893)	$9,503
Deferred tax expense (benefit)	15,838	(85)	(14,409)

Total	$2,291	$(8,978)	$(4,906)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$22,942	$18,939
Supplemental executive retirement plan	6,185	5,251
Stock option and restricted stock	1,295	1,048
OREO costs	1,910	228
AMT credit carryforwards	2,318	105
Nonaccrual interest	310	2,829
Other	1,890	1,167

Total deferred tax assets	36,850	29,567
Deferred tax liabilities:
Asset purchase tax basis difference	(22,559)	—
FHLB stock dividends	(2,019)	(1,985)
Purchase accounting	(1,373)	(1,722)
Deferred loan fees	(1,214)	(707)
Unrealized gain on investment securities	(7,186)	(6,167)
Depreciation	(646)	(866)

Total deferred tax liabilities	(34,997)	(11,447)

Net deferred tax (liability) asset	$1,853	$18,120

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Income tax based on statutory rate	$11,576	35%	$(4,531)	35%	$372	35%
Reduction resulting from:
Tax credits	(808)	-2%	(687)	5%	(725)	-68%
Tax exempt instruments	(3,744)	-11%	(3,072)	24%	(2,810)	-265%
Life insurance proceeds	(735)	-2%	(708)	5%	(940)	-89%
Bargain purchase	(5,383)	-16%	—	0%	—	0%
Other, net	1,385	3%	20	0%	(803)	-76%

Income tax provision (benefit)	$2,291	7%	$(8,978)	69%	$(4,906)	-463%

As of December 31, 2010 and 2009, we had no unrecognized tax positions. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2010 and 2009. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2009, 2008, and 2007.

17.	Share-Based Payments

At December 31, 2010, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,191,482 shares.

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

A summary of the status of the Company’s nonvested shares as of December 31, 2010, 2009 and 2008 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	143,325	32.36

Granted	69,360	23.65
Vested	(13,065)	30.89
Forfeited	(8,300)	29.72

Nonvested at December 31, 2008	191,320	29.41

Granted	122,097	9.92
Vested	(15,763)	27.67
Forfeited	(19,150)	24.03

Nonvested at December 31, 2009	278,504	21.34

Granted	108,075	20.68
Vested	(25,521)	21.38
Forfeited	(7,775)	20.77

Nonvested at December 31, 2010	353,283	$21.14

As of December 31, 2010, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $546 thousand, $404 thousand, and $404 thousand, respectively.

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

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2009	118,191	$19.73
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(24,227)	13.81

Balance at December 31, 2010	93,964	$21.26	2.3	$211

Total Exercisable at December 31, 2010	93,964	$21.26	2.3	$211

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $154 thousand, $123 thousand, and $1.2 million, respectively. No options were granted in 2010, 2009 and 2008.

As of December 31, 2010, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
9.26 - 12.34	2,752	0.5	11.63	2,752	11.63
12.35 - 15.43	16,285	2.3	13.99	16,285	13.99
15.44 - 18.51	13,749	1.5	17.29	13,749	17.29
18.52 - 21.60	9,697	3.7	19.36	9,697	19.36
21.61 - 24.68	15,500	1.9	22.95	15,500	22.95
24.69 - 27.77	30,310	1.9	25.77	30,310	25.77
27.78 - 30.86	5,671	6.1	30.86	5,671	30.86

	93,964	2.3	$21.26	93,964	$21.26

It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2010 and 2009, the Company recognized pre-tax share-based compensation expense for nonvested share awards of $1.4 million and $1.0 million, respectively.

18.	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010 and 2009, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2010 and 2009, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total Capital (to risk-weighted assets):
The Company	$623,526	24.47%	$203,871	8.0%	N/A	N/A
Columbia Bank	$463,587	18.20%	$203,789	8.0%	$254,736	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$591,263	23.20%	$101,936	4.0%	N/A	N/A
Columbia Bank	$431,337	16.93%	$101,894	4.0%	$152,841	6.0%

Tier 1 Capital (to average assets):
The Company	$591,263	13.99%	$169,062	4.0%	N/A	N/A
Columbia Bank	$431,337	10.33%	$166,961	4.0%	$208,702	5.0%

As of December 31, 2009
Total Capital (to risk-weighted assets):
The Company	$471,292	19.60%	$192,335	8.0%	N/A	N/A
Columbia Bank	$388,794	16.17%	$192,335	8.0%	$240,419	10.0%

Tier 1 Capital (to risk-weighted assets):
The Company	$440,941	18.34%	$96,167	4.0%	N/A	N/A
Columbia Bank	$358,443	14.91%	$96,167	4.0%	$144,251	6.0%

Tier 1 Capital (to average assets):
The Company	$440,941	14.33%	$123,069	4.0%	N/A	N/A
Columbia Bank	$358,443	11.73%	$122,260	4.0%	$152,825	5.0%

19.	Employee Benefit Plans

401(k) Plan

The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $866 thousand during 2010, $748 thousand during 2009, and $818 thousand during 2008, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $1.2 million during 2010, $0 during 2009 and $1.0 million during 2008.

Employee Stock Purchase Plan

The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 35,806 shares for $614 thousand in 2010, 55,443 shares for $578 thousand in 2009 and 37,179 shares for $568 thousand in 2008. At December 31, 2010 there were 687,892 shares available for purchase under the ESP plan.

Supplemental Compensation Plan

The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2010 and 2009 the liability associated with these plans was $4.0 million and $3.5 million, respectively. Expense associated with these plans for the years ended December 31, 2010, 2009 and 2008 was $750 thousand, $530 thousand and $634 thousand, respectively.

Supplemental Executive Retirement Plan

The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using the “RP-2000 Annuity Mortality Table” for the mortality assumptions and discount rates of 5.90% and 5.75% in 2010 and 2009, respectively. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$9,947	$8,541
Change in actuarial loss	(78)	1,068
Transfer to supplemental compensation plan	—	(614)
Benefit expense	928	1,299
Benefit payments	(434)	(347)

Balance at end of year	$10,363	$9,947

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2011	$442
2012	510
2013	526
2014	555
2015	572
2016 through 2020	5,425

Total	$8,030

20.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2011 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2010, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2011	$4,260
2012	4,076
2013	3,891
2014	3,613
2015	3,044
Thereafter	7,349

Total minimum payments	$26,233

Total rental expense on buildings and equipment, net of rental income of $591 thousand, $602 thousand and $674 thousand, was $4.5 million, $3.5 million and $3.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective leases. At December 31, 2010 and 2009, the deferred gain was $317 thousand and $400 thousand, respectively, and is included in “Other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2010 and 2009, the Company’s loan commitments amounted to $622.8 million and $587.5 million, respectively. Standby letters of credit were $31.2 million and $31.3 million at December 31, 2010 and 2009, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $0 and $1.5 million at December 31, 2010 and 2009, respectively.

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

21.	Fair Value Accounting and Measurement

The Fair Value Measurements and Disclosures topic of the FASB ASC defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value. We hold fixed and variable rate interest-bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value. Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as discounted cash flow models, when market quotes are not readily accessible or available.

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

Interest rate contracts are valued in models, which use as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures topic of the FASB ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. Government agency and government sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$506,642	$—	$506,642	$—
State and municipal debt securities	253,981	—	253,981	—
Other securities	3,243	—	3,243	—

Total securities available for sale	$763,866	$—	$763,866	$—
Other assets (Interest rate contracts)	$10,167	$—	$10,167	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,167	$—	$10,167	$—

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

The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis at December 31, 2010:

	Fair value at December 31, 2010	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2010
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$65,226	$—	$—	$65,226	$(13,906)
Other real estate owned	18,266	—	—	18,266	(4,155)

	$83,492	$—	$—	$83,492	$(18,061)

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

22.	Fair Value of Financial Instruments

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

Securities available for sale—The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include quoted market prices, dealer quotes and discounted cash flows.

Federal Home Loan Bank stock—The fair value is based upon the par value of the stock which equates to its carrying value.

Loans held for sale—Loans held for sale are considered to have a fair value that approximates carrying value.

Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 21, Fair Value Accounting and Measurement. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2010 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the Federal Deposit Insurance Corporation.

FDIC loss sharing asset—The FDIC loss sharing asset is considered to have a fair value that approximates carrying value.

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

FHLB advances—The fair value of FHLB advances are estimated based on discounting the future cash flows using the market rate currently offered.

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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$55,492	$55,492	$55,802	$55,802
Interest-earning deposits with banks	458,638	458,638	249,272	249,272
Securities available for sale	763,866	763,866	620,038	620,038
FHLB stock	17,908	17,908	11,607	11,607
Loans held for sale	754	754	—	—
Loans	2,371,822	2,525,113	1,955,406	1,808,256
FDIC loss sharing asset	205,991	205,991	—	—
Interest rate contracts	10,167	10,167	9,054	9,054

Liabilities
Deposits	$3,327,269	$3,330,616	$2,482,705	$2,486,578
FHLB advances	119,405	122,722	100,000	100,037
Repurchase agreements	25,000	27,251	25,000	29,884
Other borrowings	642	642	86	86
Long-term obligations	25,735	20,156	25,669	20,296
Interest rate contracts	10,167	10,167	9,054	9,054

23.	Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments at December 31, 2010 and 2009:

As of December 31,	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$10,167	Other assets	$9,054	Other liabilities	$10,167	Other liabilities	$9,054

Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate. The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million. The interest rate floors had an original maturity date of April 4, 2011. In accordance with the Derivatives and Hedging topic of the FASB ASC, the net derivative gain related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the year ended December 31, 2010, $1.8 million of the net derivative gain was reclassified into earnings. For the year ended December 31, 2011, the Company estimates that $222 thousand of the net derivative gain will be reclassified from accumulated other comprehensive income into interest income.

24.	Shareholders’ Equity

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

Common Stock. On January 28, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on February 24, 2010 to shareholders of record as of the close of business February 10, 2010. On April 28, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on May 26, 2010, to shareholders of record at the close of business May 12, 2010. On July 29, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on August 25, 2010, to shareholders of record at the close of business August 11, 2010. On October 28, 2010 the Company declared a quarterly cash dividend of $0.01 per share, payable on November 24, 2010, to shareholders of record at the close of business November 10, 2010. Subsequent to year end, on February 4, 2011 the Company declared a quarterly cash dividend of $0.03 per share, payable on March 3, 2011, to shareholders of record at the close of business on February 17, 2011.

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

25.	Parent Company Financial Information

Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Income
Dividend from banking subsidiaries	$—	$200	$3,380
Interest-earning deposits	1,319	1,095	369
Other income	31	36	54

Total Income	1,350	1,331	3,803
Expense
Compensation and employee benefits	96	512	754
Long-term obligations	1,029	1,196	1,800
Other expense	1,066	1,104	1,435

Total Expenses	2,191	2,812	3,989

Income before income tax benefit and equity in undistributed net income of subsidiaries	(841)	(1,481)	(186)
Income tax benefit	(778)	(580)	(1,205)

Income before equity in undistributed net income (loss) of subsidiaries	(63)	(901)	1,019
Equity in undistributed net income (loss) of subsidiaries	30,847	(3,067)	4,949

Net Income (Loss)	$30,784	$(3,968)	$5,968

Condensed Balance Sheets—Parent Company Only

	December 31,
	2010	2009
	(in thousands)
Assets
Cash and due from banking subsidiaries	$673	$304
Interest-earning deposits	158,500	82,702

Total cash and cash equivalents	159,173	83,006
Investment in banking subsidiaries	571,945	470,634
Investment in other subsidiaries	774	774
Other assets	1,160	2,181

Total Assets	$733,052	$556,595

Liabilities and Shareholders’ Equity
Long-term subordinated debt	$25,736	$25,669
Other liabilities	438	2,787

Total liabilities	26,174	28,456
Shareholders’ equity	706,878	528,139

Total Liabilities and Shareholders’ Equity	$733,052	$556,595

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Operating Activities
Net Income (Loss)	$30,784	$(3,968)	$5,968
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(30,847)	3,067	(4,949)
Stock-based compensation expense	1,424	1,038	399
Net changes in other assets and liabilities	(769)	1,783	874

Net cash provided by operating activities	592	1,920	2,292
Financing Activities
Net decrease in short-term borrowings	—	(100)	(4,900)
Cash dividends paid	(4,302)	(5,155)	(10,491)
Issuance of common stock, net of offering costs	229,129	113,537	76,868
Proceeds from exercise of stock options	948	939	1,906
Downstream stock offering proceeds to the Bank	(70,000)	(105,000)
Excess tax benefit from stock-based compensation	—	—	241
Purchase and retirement of preferred stock	(80,200)	—	—

Net cash provided by financing activities	75,575	4,221	63,624

Increase in cash and cash equivalents	76,167	6,141	65,916
Cash and cash equivalents at beginning of year	83,006	76,865	10,949

Cash and cash equivalents at end of year	$159,173	$83,006	$76,865

26.	Summary Of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2010
Total interest income	$44,287	$46,148	$52,075	$43,369	$185,879
Total interest expense	6,013	5,416	5,110	4,553	21,092

Net interest income	38,274	40,732	46,965	38,816	164,787
Provision for loan and lease losses	15,000	13,500	9,000	3,791	41,291
Provision for losses on covered loans	—	—	453	5,602	6,055
Noninterest income	18,473	13,237	5,183	15,888	52,781
Noninterest expense	33,897	34,745	33,520	34,985	137,147

Income before income taxes	7,850	5,724	9,175	10,326	33,075
Provision (benefit) for income taxes	(66)	668	3,971	(2,282)	2,291

Net Income	$7,916	$5,056	$5,204	$12,608	$30,784
Less: Dividends on preferred stock	1,107	1,110	2,730	—	4,947

Net Income Applicable to Common Shareholders	$6,809	$3,946	$2,474	$12,608	$25,837

Per Common Share (1)
Earnings (basic)	$0.24	$0.11	$0.06	$0.32	$0.73
Earnings (diluted)	$0.24	$0.11	$0.06	$0.32	$0.72

2009
Total interest income	$36,029	$35,530	$35,700	$35,776	$143,035
Total interest expense	8,126	6,999	6,582	5,976	27,683

Net interest income	27,903	28,531	29,118	29,800	115,352
Provision for loan and lease losses	11,000	21,000	16,500	15,000	63,500
Noninterest income	6,974	7,000	7,190	8,526	29,690
Noninterest expense	23,181	25,314	23,146	22,847	94,488

Income (loss) before income taxes	696	(10,783)	(3,338)	479	(12,946)
Provision (benefit) for income taxes	(816)	(5,253)	(1,836)	(1,073)	(8,978)

Net Income (Loss)	$1,512	$(5,530)	$(1,502)	$1,552	$(3,968)
Less: Dividends on preferred stock	1,093	1,101	1,103	1,105	4,403

Net Income (Loss) Applicable to Common Shareholders	$419	$(6,631)	$(2,605)	$447	$(8,371)

Per Common Share (1)
Earnings (loss) (basic)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)
Earnings (loss) (diluted)	$0.02	$(0.37)	$(0.11)	$0.02	$(0.38)

(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

Our independent registered public accounting firm has issued an attestation report our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Columbia Banking System, Inc.

Tacoma, Washington

We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal No.1: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2011 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2011.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2011.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer

Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2011 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[Donald Rodman]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Thomas L. Matson]
[Daniel C. Regis]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 28, 2011

INDEX TO EXHIBITS

Exhibit No.
2.1	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Columbia River Bank, The Dalles, Oregon, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of January 22, 2010 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen of common stock certificate (4)

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1*	Amended and Restated Stock Option and Equity Compensation Plan (5)

10.2*	Form of Stock Option Agreement (6)

10.3*	Form of Restricted Stock Agreement (6)

10.4*	Form of Stock Appreciation Right Agreement (6)

10.5*	Form of Restricted Stock Unit Agreement (6)

10.6*	Form of Long Term Restricted Stock Agreement (7)

10.7+	Amended and Restated Employee Stock Purchase Plan

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (8)

10.9*	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (9)

10.10*	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005 (10)

10.11*	Form of Change in Control Agreement between the Bank, and Mr. Mark W. Nelson and Mr. Andrew McDonald (6)

10.12*	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (11)

10.13*	Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel, Gary R. Schminkey and Mark W. Nelson, respectively (12)

10.14*	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective April 24, 2009, for directors and key employees (13)

10.15*	Change in Control Agreement between the Bank and Mr. Kent L. Roberts dated December 4, 2006 (14)

10.16*	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald (6)

10.17*	Town Center Bancorp 2004 Stock Incentive Plan (15)

Exhibit No.

10.18*	Town Center Bancorp Form of Restricted Stock Award Agreement (15)

10.19*	Mountain Bank Holding Company Director Stock Option Plan (16)

10.20*	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (16)

10.21*	Mountain Bank Holding Company 1999 Employee Stock Option Plan (16)

10.22*	Mountain Bank Holding Company Form of Employee Stock Option Agreement (16)

10.23*	Mt. Rainier National Bank 1990 Stock Option Plan (16)

10.24*	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (17)

10.25*	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (13)

10.26*	Form of Amendment to Change in Control Agreement effective December 31, 2008 between the Bank and each of Mark W. Nelson, Andrew L. McDonald, Gary R. Schminkey and Kent L. Roberts (13)

10.27*	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald (13)

10.28*	Form of Indemnification Agreement between the Company and its directors (13)

10.29*	Amendment to Severance Agreement effective November 15, 2010 between the Company and Gary R. Schminkey (18)

14	Code of Ethics (19)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Certification of Chief Executive Officer Pursuant to the Treasury Capital Purchase Program

99.2+	Certification of Chief Financial Officer Pursuant to the Treasury Capital Purchase Program

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on January 28, 2010
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(4)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009

(6)	Incorporated by reference to Exhibits 10.2—10.5, 10,10 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(8)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(10)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(11)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(12)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(13)	Incorporated by reference to Exhibits 10.1—10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
(15)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s S-8 Registration Statement (File No. 333-145207) filed August 7, 2007
(16)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-144811) filed July 24, 2007
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2009
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 7, 2010
(19)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
*	Management contract or compensatory plan or arrangement
+	Filed herewith