Form 10-Q
period 2011-03-31
COLUMBIA BANKING SYSTEM INC
filed 2011-05-06
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

The number of shares of common stock outstanding at April 30, 2011 was 39,482,955.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
(in thousands except per share)	2011	2010
Interest Income
Loans	$47,429	$36,947
Taxable securities	4,417	4,745
Tax-exempt securities	2,467	2,446
Federal funds sold and deposits in banks	298	149

Total interest income	54,611	44,287

Interest Expense
Deposits	3,079	4,941
Federal Home Loan Bank advances	694	705
Long-term obligations	251	249
Other borrowings	138	118

Total interest expense	4,162	6,013

Net Interest Income	50,449	38,274
Provision for loan and lease losses	0	15,000
Provision for losses on covered loans	(422)	0

Net interest income after provision for loan and lease losses	50,871	23,274

Noninterest Income (Loss)
Service charges and other fees	6,288	5,424
Gain on bank acquisitions	0	9,818
Merchant services fees	1,633	1,739
Gain on sale of investment securities, net	0	58
Bank owned life insurance	505	504
Change in FDIC loss sharing asset	(14,774)	0
Other	929	930

Total noninterest income (loss)	(5,419)	18,473

Noninterest Expense
Compensation and employee benefits	18,921	16,986
Occupancy	4,397	3,969
Merchant processing	883	1,100
Advertising and promotion	901	838
Data processing and communications	1,924	1,879
Legal and professional fees	1,413	1,498
Taxes, licenses and fees	865	564
Regulatory premiums	2,195	1,496
Net cost of operation of other real estate owned	(442)	1,312
Amortization of intangibles	984	787
Other	5,305	3,468

Total noninterest expense	37,346	33,897

Income before income taxes	8,106	7,850
Income tax provision (benefit)	2,327	(66)

Net Income	$5,779	$7,916

Net Income Applicable to Common Shareholders	$5,779	$6,809

Earnings per common share
Basic	$0.15	$0.24
Diluted	$0.15	$0.24
Dividends paid per common share	$0.03	$0.01
Weighted average number of common shares outstanding	39,043	27,886
Weighted average number of diluted common shares outstanding	39,156	28,098

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks			$74,973	$55,492
Interest-earning deposits with banks			401,355	458,638

Total cash and cash equivalents			476,328	514,130
Securities available for sale at fair value (amortized cost of $864,653 and $743,928, respectively)			888,188	763,866
Federal Home Loan Bank stock at cost			17,908	17,908
Loans held for sale			542	754
Loans, excluding covered loans, net of deferred loan fees of ($3,161) and ($3,490), respectively			1,884,206	1,915,754
Less: allowance for loan and lease losses			55,315	60,993

Loans, excluding covered loans, net			1,828,891	1,854,761
Covered loans, net of allowance for loan losses of ($5,633) and ($6,055), respectively			486,345	517,061

Total loans, net			2,315,236	2,371,822
FDIC loss sharing asset			193,053	205,991
Interest receivable			12,889	11,164
Premises and equipment, net			94,131	93,108
Other real estate owned ($13,527 and $14,443 covered by FDIC loss share, respectively)			39,608	45,434
Goodwill			109,639	109,639
Core deposit intangible, net			17,712	18,696
Other assets			99,085	103,851

Total Assets			$4,264,319	$4,256,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$892,751	$895,671
Interest-bearing			2,443,462	2,431,598

Total deposits			3,336,213	3,327,269
Federal Home Loan Bank advances			115,265	119,405
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			84	642
Long-term subordinated debt			25,752	25,735
Other liabilities			47,922	51,434

Total liabilities			3,550,236	3,549,485
Commitments and contingent liabilities
Shareholders’ equity:
	March 31, 2011	December 31, 2010
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,481	39,338	577,588	576,905
Retained earnings			122,290	117,692
Accumulated other comprehensive income			14,205	12,281

Total shareholders’ equity			714,083	706,878

Total Liabilities and Shareholders’ Equity			$4,264,319	$4,256,363

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

(in thousands)	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income					7,916		7,916
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments						3,518	3,518
Net change in cash flow hedging instruments						(479)	(479)
Net pension plan liability adjustment						30	30

Other comprehensive income							3,069

Comprehensive income							10,985

Accretion of preferred stock discount		146			(146)		0
Issuance of common stock - stock option and other plans			41	509			509
Issuance of common stock - restricted stock awards, net of cancelled awards			72	350			350
Tax benefit deficiency associated with share-based compensation				(19)			(19)
Preferred dividends					(961)		(961)
Cash dividends paid on common stock					(282)		(282)

Balance at March 31, 2010	77	$74,447	28,242	$349,546	$99,843	$14,885	$538,721

Balance at January 1, 2011	0	$0	39,338	$576,905	$117,692	$12,281	$706,878
Comprehensive income:
Net income					5,779		5,779
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments						2,313	2,313
Net change in cash flow hedging instruments						(142)	(142)
Net pension plan liability adjustment						(247)	(247)

Other comprehensive income							1,924

Comprehensive income							7,703

Issuance of common stock - stock option and other plans			23	380			380
Issuance of common stock - restricted stock awards, net of cancelled awards			122	335			335
Repurchase of shares			(2)	(32)			(32)
Cash dividends paid on common stock					(1,181)		(1,181)

Balance at March 31, 2011	0	$0	39,481	$577,588	$122,290	$14,205	$714,083

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash Flows From Operating Activities
Net Income	$5,779	$7,916
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	(422)	15,000
Stock-based compensation expense	335	350
Depreciation, amortization and accretion	3,774	2,903
Net realized gain on FDIC assisted bank acquisitions	0	(9,818)
Net realized gain on sale of securities	0	(58)
Net realized gain on sale of other assets	(3)	(14)
Net realized (gain) loss on sale of other real estate owned	(2,712)	145
Gain on termination of cash flow hedging instruments	(222)	(743)
Write-down on other real estate owned	1,925	829
Deferred income tax benefit	0	(125)
Net change in:
Loans held for sale	212	0
Interest receivable	(1,725)	(600)
Interest payable	(251)	(145)
Other assets	13,736	6,493
Other liabilities	(766)	6,289

Net cash provided by operating activities	19,660	28,422
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	51,870	75,505
Purchases of:
Securities available for sale	(149,799)	(56,469)
Premises and equipment	(2,461)	(10)
Proceeds from:
Sales of securities available for sale	0	69,328
Principal repayments and maturities of securities available for sale	27,315	21,911
Disposal of premises and equipment	20	54
Sales of covered other real estate owned	6,959	5,950
Sales of other real estate and other personal property owned	5,372	1,361
Capital improvements on other real estate properties	(251)	(329)
Decrease in Small Business Administration secured borrowings	(558)	0
Net cash acquired in business combinations	0	145,534

Net cash (used in) provided by investing activities	(61,533)	262,835
Cash Flows From Financing Activities
Net increase (decrease) in deposits	8,944	(258,862)
Proceeds from:
Federal Home Loan Bank advances	100	0
Federal Reserve Bank borrowings	100	0
Exercise of stock options	380	490
Payment for:
Repayment of Federal Home Loan Bank advances	(4,140)	(30,159)
Repayment of Federal Reserve Bank borrowings	(100)	0
Preferred stock dividends	0	(961)
Common stock dividends	(1,181)	(282)
Repurchase of common stock	(32)	0
Net decrease in other borrowings	0	(86)

Net cash provided by (used in) financing activities	4,071	(289,860)
(Decrease) Increase in cash and cash equivalents	(37,802)	1,397
Cash and cash equivalents at beginning of period	514,130	305,074

Cash and cash equivalents at end of period	$476,328	$306,471

Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$4,413	$6,158
Non-cash investing activities
Assets acquired in FDIC assisted acquisitions (excluding cash and cash equivalents)	$0	$1,075,166
Liabilities assumed in FDIC assisted acquisitions	$0	$1,210,882
Loans transferred to other real estate owned	$5,467	$3,308

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be anticipated for the year ending December 31, 2011. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K.

(b)	Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2010 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2010 10-K disclosure for the year ended December 31, 2010.

2. Accounting Pronouncements Recently Issued

In April 2011, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a TDR. The effective date of ASU 2011-02 will be the first interim or annual period beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

3. Earnings per Common Share

Basic Earnings Per Share (“EPS”) is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities, applying the treasury stock method. The Company calculates earnings per share using the two-class method as described in the Earnings per Share topic of the FASB Accounting Standards Codification (“ASC”). The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands except per share)	2011	2010
Basic EPS:
Net income	$5,779	$7,916
Less: Preferred dividends and accretion of issuance discount for preferred stock	0	(1,107)

Net income applicable to common shareholders	$5,779	$6,809
Less: Earnings allocated to participating securities	(53)	(73)

Earnings allocated to common shareholders	$5,726	$6,736

Weighted average common shares outstanding	39,043	27,886
Basic earnings per common share	$0.15	$0.24

Diluted EPS:
Earnings allocated to common shareholders	$5,726	$6,736

Weighted average common shares outstanding	39,043	27,886
Dilutive effect of equity awards and warrants	113	212

Weighted average diluted common shares outstanding	39,156	28,098

Diluted earnings per common share	$0.15	$0.24

Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	54	54

4. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$612,379	$15,739	($1,198)	$626,920
State and municipal securities	246,979	10,327	(1,288)	256,018
U.S. government agency securities	2,014	10	0	2,024
Other securities	3,281	0	(55)	3,226

Total	$864,653	$26,076	($2,541)	$888,188

December 31, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$491,530	$16,139	($1,027)	$506,642
State and municipal securities	249,117	7,247	(2,383)	253,981
Other securities	3,281	0	(38)	3,243

Total	$743,928	$23,386	($3,448)	$763,866

The scheduled contractual maturities of investment securities available for sale at March 31, 2011 are presented as follows:

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$6,565	$6,694
Due after one year through five years	59,801	62,138
Due after five years through ten years	163,004	168,245
Due after ten years	632,002	647,885

Total investment securities available-for-sale	$861,372	$884,962

The following table summarizes the carrying value of securities pledged as collateral at March 31, 2011:

(in thousands)	Carrying Amount
Washington and Oregon State public deposits	$178,718
Federal Reserve Bank borrowings	144,881
Federal Home Loan Bank advances	97,162
Repurchase agreement	26,734
Interest rate contracts	12,407
Other	1,427

Total securities pledged as collateral	$461,329

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$201,951	($1,196)	$493	($2)	$202,444	($1,198)
State and municipal securities	31,039	(1,051)	2,840	(237)	33,879	(1,288)
Other securities	2,267	(14)	959	(41)	3,226	(55)

Total	$235,257	($2,261)	$4,292	($280)	$239,549	($2,541)

December 31, 2010
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$86,529	($1,025)	$588	($2)	$87,117	($1,027)
State and municipal securities	74,755	(2,099)	2,792	(284)	77,547	(2,383)
Other securities	2,275	(6)	968	(32)	3,243	(38)

Total	$163,559	($3,130)	$4,348	($318)	$167,907	($3,448)

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

5. Loans

The following is an analysis of the loan portfolio by major types of loans (net of deferred loan fees):

(in thousands)	March 31, 2011	December 31, 2010
Noncovered loans:
Commercial business	$782,565	$795,369
Real Estate:
One-to-four family residential	50,545	49,383
Commercial and five or more family residential properties	785,870	794,329

Total real estate	836,415	843,712
Real estate construction:
One-to-four family residential	61,097	67,961
Commercial and five or more family residential properties	30,072	30,185

Total real estate construction	91,169	98,146
Consumer	177,218	182,017
Less: deferred loan fees	(3,161)	(3,490)

Total noncovered loans, net of deferred fees	1,884,206	1,915,754
Less: Allowance for loan and lease losses	(55,315)	(60,993)

Noncovered loans, net	1,828,891	1,854,761
Covered loans, net of allowance for loan losses of ($5,633) and ($6,055), respectively	486,345	517,061

Total loans, net	$2,315,236	$2,371,822

Loans held for sale	$542	$754

Noncovered Loans

At March 31, 2011 and December 31, 2010, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $11.0 million and $12.9 million at March 31, 2011 and December 31, 2010, respectively. During the first three months of 2011, advances on related party loans were $1.8 million and repayments totaled $3.7 million.

At March 31, 2011 and December 31, 2010, $414.1 million and $426.6 million of commercial and residential real estate loans were pledged as collateral on FHLB borrowings. Additionally, at March 31, 2011, the Company had $84 thousand in Small Business Administration (“SBA”) loans pledged as collateral for SBA-secured borrowings.

The following is an analysis of nonaccrual loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(in thousands)	Recorded Investment (1) Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment (1) Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Commercial Business
Secured	$23,689	$32,171	$32,368	$44,316
Unsecured	230	231	0	327
Real Estate 1-4 Family
Residential RE Perm	3,187	3,558	2,999	3,353
Real Estate Commercial & Multifamily
Commercial RE Land	6,160	8,945	4,093	6,279
Income Property Multifamily Perm	9,384	11,188	11,716	12,737
Owner Occupied RE Perm	10,318	10,574	7,407	8,990
Construction 1-4 Family
Land & Acquisition	9,369	19,275	11,608	21,344
Residential Construction	3,663	9,238	6,503	11,547
Construction Commercial & Multifamily
Income Property Multifamily Construction	7,074	12,892	7,585	12,916
Owner Occupied RE Construction	0	0	0	0
Consumer	5,713	6,147	5,022	5,192

Total	$78,787	$114,219	$89,301	$127,001

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loan fees or costs, unamortized premiums or discounts and accrued interest.

The following is an analysis of the aged loan portfolio as of March 31, 2011 and December 31, 2010:

(in thousands)	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2011
Commercial Business
Secured	$716,030	$2,839	$113	$0	$2,952	$23,671	$742,653
Unsecured	39,499	136	50	0	186	228	39,913
Real Estate 1-4 Family
Residential RE Perm	47,311	50	0	0	50	3,184	50,545
Real Estate Commercial & Multifamily
Commercial RE Land	18,052	210	0	0	210	6,155	24,417
Income Property Multifamily Perm	420,772	1,026	452	0	1,478	9,370	431,620
Owner Occupied RE Perm	317,008	2,513	0	0	2,513	10,312	329,833
Construction 1-4 Family
Land & Acquisition	23,574	0	0	0	0	9,365	32,939
Residential Construction	22,870	1,665	0	0	1,665	3,622	28,157
Construction Commercial & Multifamily
Income Property Multifamily Construction	11,166	0	0	0	0	7,073	18,239
Owner Occupied RE Construction	11,832	0	0	0	0	0	11,832
Consumer	170,692	609	206	0	815	5,712	177,219

Total	$1,798,806	$9,048	$821	$0	$9,869	$78,692	$1,887,367

(in thousands)	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2010
Commercial Business
Secured	$720,926	$919	$692	$1	$1,612	$31,919	$754,457
Unsecured	40,455	9	0	0	9	448	40,912
Real Estate 1-4 Family
Residential RE Perm	46,167	220	0	0	220	2,996	49,383
Real Estate Commercial & Multifamily
Commercial RE Land	18,979	0	1,752	0	1,752	4,091	24,822
Income Property Multifamily Perm	426,320	1,208	121	0	1,329	10,745	438,394
Owner Occupied RE Perm	318,508	497	3,752	0	4,249	8,356	331,113
Construction 1-4 Family
Land & Acquisition	24,883	214	205	0	419	11,604	36,906
Residential Construction	24,655	0	0	0	0	6,400	31,055
Construction Commercial & Multifamily
Income Property Multifamily Construction	10,666	0	0	0	0	7,584	18,250
Owner Occupied RE Construction	11,935	0	0	0	0	0	11,935
Consumer	176,005	397	595	0	992	5,020	182,017

Total	$1,819,499	$3,464	$7,117	$1	$10,582	$89,163	$1,919,244

The following is an analysis of noncovered impaired loans as of March 31, 2011 and December 31, 2010:

(in thousands)	Balance of Loans Collectively Measured for Contingency Provision	Balance of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance		Average Recorded Investment Impaired Loans (1)	Interest Recognized on Impaired Loans
			Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance
March 31, 2011
Commercial Business
Secured	$720,865	$21,787	$12,059	$13,247	$247	$10,345	$16,782	$26,101	$145
Unsecured	39,812	102	73	75	73	29	30	103	2
Real Estate 1-4 Family
Residential RE Perm	47,687	2,858	70	74	1	2,790	3,083	2,759	4
Real Estate Commercial & Multifamily
Commercial RE Land	18,350	6,067	4,713	6,908	58	1,360	1,444	4,970	648
Income Property Multifamily Perm	422,156	9,465	311	321	51	9,170	10,866	11,434	10
Owner Occupied RE Perm	313,917	15,915	0	0	0	15,959	18,539	15,056	0
Construction 1-4 Family
Land & Acquisition	23,421	9,518	5,141	7,915	355	4,380	9,063	10,534	945
Residential Construction	24,536	3,622	329	327	34	3,334	8,911	5,082	14
Construction Commercial & Multifamily
Income Property Multifamily Construction	11,166	7,073	0	0	0	7,074	12,892	7,329	0
Owner Occupied RE Construction	11,832	0	0	0	0	0	0	0	0
Consumer	172,295	4,923	0	0	0	4,924	5,228	4,729	0

Total	$1,806,037	$81,330	$22,696	$28,867	$819	$59,365	$86,838	$88,094	$1,768

(in thousands)	Balance of Loans Collectively Measured for Contingency Provision	Balance of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance
December 31, 2010
Commercial Business
Secured	$724,665	$29,793	$2,717	$2,758	$600	$27,081	$26,913
Unsecured	40,808	104	75	75	75	29	30
Real Estate 1-4 Family
Residential RE Perm	46,728	2,655	0	0	0	2,658	2,949
Real Estate Commercial & Multifamily
Commercial RE Land	20,959	3,863	3,062	5,225	0	804	826
Income Property Multifamily Perm	427,799	10,595	3,094	3,139	59	10,292	12,253
Owner Occupied RE Perm	317,010	14,103	0	0	0	14,152	17,099
Construction 1-4 Family
Land & Acquisition	25,362	11,543	533	549	3	11,013	20,718
Residential Construction	24,655	6,400	915	1,723	62	5,585	9,824
Construction Commercial & Multifamily
Income Property Multifamily Construction	10,666	7,584	6,792	10,515	175	792	2,401
Owner Occupied RE Construction	11,935	0	0	0	0	0	0
Consumer	177,484	4,533	0	0	0	4,533	4,691

Total	$1,828,071	$91,173	$17,188	$23,984	$974	$76,939	$97,704

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loan fees or costs, unamortized premiums or discounts and accrued interest.

Acquired Loans

Acquired loans accounted for under ASC Topic 310-30, are comprised primarily of covered loans acquired in the Federal Deposit Insurance Corporation (the “FDIC”) assisted acquisitions of Columbia River Bank and American Marine Bank and are subject to loss-sharing agreements with the FDIC. Acquired loans subject to loss-sharing agreements with the FDIC are referred to as covered loans. The balance of covered loans, net of allowance for loan losses, was $486.3 million at March 31, 2011.

Under ASC Topic 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Changes in accretable yield for acquired loans were as follows for the three months ended March 31, 2011:

Three months ended March 31, 2011
(in thousands)	Accretable Yield
Balance at beginning of period	$256,572
Accretion	(21,303)
Cash receipts, disposals and change in cash flows	(17,918)

Balance at end of period	$217,351

6. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit

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

The general valuation allowance is systematically calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level in which an entity develops a systematic methodology to determine its allowance for loan and lease losses is at the segment level. However, the Company’s systematic methodology in determining its allowance for loan and lease losses is prepared at the class level, which is more detailed than the segment level. The quantitative information uses historical losses from a specific loan class and incorporates the loan’s risk rating migration from origination to the point of loss. A loan’s risk rating is primarily determined based upon the borrower’s ability to fulfill its debt obligation from a cash flow perspective. In the event there is financial deterioration of the borrower, the borrower’s other sources of income or repayment are also considered, including recent appraisal values for collateral dependent loans. The qualitative information takes into account general economic and business conditions affecting our market place, seasoning of the loan portfolio, duration of the business cycle, etc. to ensure our methodologies reflect the current economic environment and other factors as using historical loss information exclusively may not give an accurate estimate of inherent losses within the Company’s loan portfolio.

The specific valuation allowance is a reserve for each loan determined to be impaired and the value of the impaired loan is less than its recorded investment. The Company measures the impairment based on the discounted expected future cash flows, observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependant or if foreclosure is probable. The specific reserve for each loan is equal to the difference between the recorded investment in the loan and its determined impairment value.

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

We have used the same methodology for ALLL calculations during the three months ended March 31, 2011 and 2010. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

The following table shows a detailed analysis of the allowance for loan and lease losses for noncovered loans as of the three months ended March 31, 2011 and the year ended December 31, 2010:

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
March 31, 2011
Commercial Business
Secured	$21,811	($3,287)	$96	$3,687	$22,307	$247	$22,060
Unsecured	738	(84)	9	(45)	618	73	545
Real Estate 1-4 Family
Residential RE Perm	1,100	(448)	0	448	1,100	1	1,099
Real Estate Commercial & Multifamily
Commercial RE Land	634	0	0	(79)	555	58	497
Income Property Multifamily Perm	15,210	(365)	42	(2,591)	12,296	51	12,245
Owner Occupied RE Perm	9,692	0	31	689	10,412	0	10,412
Construction 1-4 Family
Land & Acquisition	3,769	(768)	1,068	(773)	3,296	355	2,941
Residential Construction	2,292	(659)	36	449	2,118	34	2,084
Construction Commercial & Multifamily
Income Property Multifamily Construction	274	(487)	0	340	127	0	127
Owner Occupied RE Construction	70	0	0	(2)	68	0	68
Consumer	2,120	(925)	63	1,160	2,418	0	2,418
Unallocated	3,283	0	0	(3,283)	0	0	0

Total	$60,993	($7,023)	$1,345	$0	$55,315	$819	$54,496

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
December 31, 2010
Commercial Business
Secured	$20,409	($12,779)	$1,218	$12,963	$21,811	$600	$21,211
Unsecured	1,560	(2,100)	1,171	107	738	75	663
Real Estate 1-4 Family
Residential RE Perm	1,072	(406)	15	419	1,100	0	1,100
Real Estate Commercial & Multifamily
Commercial RE Land	664	(2,165)	0	2,135	634	0	634
Income Property Multifamily Perm	9,860	(1,969)	124	7,195	15,210	59	15,151
Owner Occupied RE Perm	6,690	(2,039)	2	5,039	9,692	0	9,692
Construction 1-4 Family
Land & Acquisition	5,711	(8,409)	1,199	5,268	3,769	3	3,766
Residential Construction	2,304	(2,447)	474	1,961	2,292	62	2,230
Construction Commercial & Multifamily
Income Property Multifamily Construction	2,453	(3,107)	775	153	274	175	99
Owner Occupied RE Construction	36	0	0	34	70	0	70
Consumer	1,282	(3,982)	649	4,171	2,120	0	2,120
Unallocated	1,437	0	0	1,846	3,283	0	3,283

Total	$53,478	($39,403)	$5,627	$41,291	$60,993	$974	$60,019

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Beginning balance	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	495	40

Ending balance	$1,660	$815

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

The monitoring process for the loan portfolio includes periodic reviews of individual loans with risk ratings assigned to each loan. Based on the analysis, loans are given a risk rating of 1-10 based on the following criteria:

1)	ratings of 1-3 indicate minimal to low credit risk,

2)	ratings of 4-5 indicate an average to above average credit risk with adequate repayment capacity when prolonged periods of adversity do not exist,

3)	ratings of 6-7 indicate potential weaknesses and higher credit risk requiring greater attention by bank personnel and management to help prevent further deterioration,

4)	rating of 8 indicates a loss is possible if loan weaknesses are not corrected,

5)	rating of 9 indicates loss is highly probable; however, the amount of loss has not yet been determined,

6)	and a rating of 10 indicates the loan is uncollectable, and when identified is charged-off.

Loans with a risk rating of 1-6 are considered Pass loans and loans with risk ratings of 7, 8, 9 and 10 are considered Special Mention, Substandard, Doubtful and Loss, respectively. Loans with a risk rating of Substandard or worse are reported as classified loans in our allowance for loan and lease losses analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Risk ratings are reviewed and updated whenever appropriate, with more periodic reviews as the risk and dollar value of loss on the loan increases. In the event full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan.

The following is an analysis of the credit quality of our noncovered loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans (1)	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans (1)
Commercial Business
Secured	4.98	$745,141	4.96	$757,372
Unsecured	4.46	37,536	4.23	41,175
Real Estate 1-4 Family
Residential RE Perm	4.93	50,720	4.96	49,436
Real Estate Commercial & Multifamily
Commercial RE Land	5.90	24,545	5.75	24,956
Income Property Multifamily Perm	5.03	433,411	5.07	406,711
Owner Occupied RE Perm	5.14	331,245	5.12	366,284
Construction 1-4 Family
Land & Acquisition	6.71	33,065	6.79	37,054
Residential Construction	6.48	28,334	6.63	31,293
Construction Commercial & Multifamily
Income Property Multifamily Construction	5.72	18,290	6.38	18,296
Owner Occupied RE Construction	4.87	11,898	4.93	11,990
Consumer	4.41	177,465	4.31	182,624

Total recorded investment of noncovered loans		$1,891,650		$1,927,191

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loan fees or costs, unamortized premiums or discounts and accrued interest.

The following is an analysis of our covered loans, net of related allowance for losses on covered loans as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Covered Loans March 31, 2011	Weighted- Average Risk Rating	Allowance for Loan Losses
Commercial Business	$144,388	5.76	$861
Real Estate 1-4 Family	62,281	4.75	327
Real Estate Commercial & Multifamily	329,192	5.68	2,731
Construction 1-4 Family	37,283	7.42	937
Construction Commercial & Multifamily	32,290	6.68	628
Consumer	53,976	4.52	149

Subtotal of covered loans	659,410		$5,633

Less:
Valuation discount resulting from acquisition accounting	167,432
Allowance for loan losses	5,633

Covered loans, net of allowance for loan losses	$486,345

(dollars in thousands)	Covered Loans December 31, 2010	Weighted- Average Risk Rating	Allowance for Loan Losses
Commercial Business	$165,255	5.74	$2,903
Real Estate 1-4 Family	68,700	4.77	1,013
Real Estate Commercial & Multifamily	341,063	5.70	821
Construction 1-4 Family	39,754	7.29	98
Construction Commercial & Multifamily	41,624	6.79	469
Consumer	58,337	4.49	751

Subtotal of covered loans	714,733		$6,055

Less:
Valuation discount resulting from acquisition accounting	191,617
Allowance for loan losses	6,055

Covered loans, net of allowance for loan losses	$517,061

Acquired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. Management monitors and estimates expected future cash flows of acquired loans on a quarterly basis. Acquired loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not a clear indicator of losses on acquired loans as a majority of the losses are recoverable from the FDIC under the loss sharing agreements.

Draws on acquired loans, advanced subsequent to the loan acquisition date, are accounted for under ASC 450-20 and those amounts are also subject to the Company’s internal and external credit review. An allowance for loan losses is estimated in a similar manner as the originated loan portfolio, and a provision for loan losses is charged to earnings as necessary.

During the quarter ended March 31, 2011, the Company recorded a $422 thousand provision expense recapture for losses on covered loans. Of this amount, $482 thousand was impairment expense calculated in accordance with ASC 310-30 and $904 thousand was negative provision to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $422 thousand of provision expense recapture for covered loans was offset through noninterest income by a $338 thousand decrease in the FDIC loss sharing asset.

7. Changes in Other Real Estate Owned

The following table sets forth activity in noncovered OREO for the period:

(in thousands)	March 31, 2011
Noncovered OREO:
Balance, beginning of period	$30,991
Transfers in, net of write-downs ($91 and $193, respectively)	2,042
OREO improvements	251
Additional OREO write-downs	(1,910)
Proceeds from sale of OREO property	(5,372)
Gain on sale of OREO	79

Total noncovered OREO, end of period	$26,081

The following table sets forth activity in covered OREO at carrying value for the period:

(in thousands)	March 31, 2011
Covered OREO:
Balance, beginning of period	$14,443
Established through acquisitions	0
Transfers in, net of write-downs ($418 and $2,087, respectively)	3,425
OREO improvements	0
Additional OREO write-downs	(15)
Proceeds from sale of OREO property	(6,959)
Gain on sale of OREO	2,633

Total covered OREO, end of period	$13,527

The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95% of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.

8. Goodwill and Intangible Assets

In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual goodwill impairment test during the third quarter of 2010 and determined the fair value of the Company’s single reporting unit exceeded its carrying value.

The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.

The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended March 31,
(in thousands)	2011	2010
Total goodwill, beginning of period	$109,639	$95,519
Established through acquisitions	0	14,120

Total goodwill, end of period	109,639	109,639

Gross core deposit intangible balance, beginning of period	26,651	8,896
Accumulated amortization, beginning of period	(7,955)	(4,033)

Core deposit intangible, net, beginning of period	18,696	4,863
Established through acquisitions	0	17,755
CDI current period amortization	(984)	(787)

Total core deposit intangible, end of period	17,712	21,831

Total goodwill and intangible assets, end of period	$127,351	$131,470

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2011 and the succeeding four years:

(in thousands)	Amount
Year ending December 31,
2011	$2,842
2012	3,441
2013	3,066
2014	2,604
2015	1,958

9. Shareholders’ Equity

Common Stock. On February 3, 2011, the Company declared a quarterly cash dividend of $0.03 per share, payable on March 3, 2011 to shareholders of record as of the close of business on February 17, 2011. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements. Subsequent to quarter end, on April 27 the Company declared a quarterly cash dividend of $0.05 per share, payable on May 25, 2011 to shareholders of record at the close of business May 11, 2011.

10. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income as reported	$5,779	$7,916
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($1,284) and ($1,956)	2,313	3,556
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $20	0	(38)

Net unrealized gain from securities, net of reclassification adjustment	2,313	3,518
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $79 and $264	(142)	(479)

Net change in cash flow hedging instruments	(142)	(479)
Pension plan liability adjustment:
Net unrealized gain (loss) from unfunded defined benefit plan liability arising during the period, net of tax of $154 and $(12)	(261)	23
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($8) and $(4)	14	7

Pension plan liability adjustment, net	(247)	30

Total comprehensive income	$7,703	$10,985

11. Fair Value Accounting and Measurement

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Fair value at March 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. government agency	$2,024	$0	$2,024	$0
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	626,920	0	626,920	0
State and municipal debt securities	256,018	0	256,018	0
Other securities	3,226	0	3,226	0

Total securities available for sale	$888,188	$0	$888,188	$0
Other assets (Interest rate contracts)	$9,050	$0	$9,050	$0
Liabilities
Other liabilities (Interest rate contracts)	$9,050	$0	$9,050	$0

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

The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made and not necessarily the fair value at the reporting date.

	Fair value at March 31, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2011
(in thousands)		Level 1	Level2	Level 3
Impaired loans	$31,712	$0	$0	$31,712	$4,908
Non-covered OREO	4,490	0	0	4,490	2,001

	$36,202	$0	$0	$36,202	$6,909

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

Securities available for sale—Securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices.

Loans —Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2011 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC.

FDIC loss sharing asset - The FDIC loss sharing asset is considered to have a fair value that approximates carrying value.

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

FHLB and FRB borrowings—The fair value of Federal Home Loan Bank of Seattle (the “FHLB”) advances and Federal Reserve Bank of San Francisco (the “FRB”) borrowings are estimated based on discounting the future cash flows using the market rate currently offered.

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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$74,973	$74,973	$55,492	$55,492
Interest-earning deposits with banks	401,355	401,355	458,638	458,638
Securities available for sale	888,188	888,188	763,866	763,866
FHLB stock	17,908	17,908	17,908	17,908
Loans held for sale	542	542	754	754
Loans	2,315,236	2,440,528	2,371,822	2,525,113
FDIC loss sharing asset	193,053	193,053	205,991	205,991
Interest rate contracts	9,050	9,050	10,167	10,167

Liabilities
Deposits	$3,336,213	$3,336,809	$3,327,269	$3,330,616
FHLB Advances	115,265	117,725	119,405	122,722
Repurchase agreements	25,000	27,175	25,000	27,251
Other borrowings	84	84	642	642
Long-term subordinated debt	25,752	23,455	25,735	20,156
Interest rate contracts	9,050	9,050	10,167	10,167

13. Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments at March 31, 2011 and 2010:

	Asset Derivatives				Liability Derivatives
As of March 31,	2011		2010		2011		2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$9,050	Other assets	$13,623	Other liabilities	$9,050	Other liabilities	$13,623

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

•

the risks presented by a continued challenging economy, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure could not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	the scope and cost of FDIC insurance and other coverages could increase;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking could increase costs or adversely affect our financial results;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	we may not be able to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk; and

•	our profitability measures could be adversely affected if we are unable to effectively deploy the capital we raised in 2010.

Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Management has identified the accounting policies related to the allowance for loan and lease losses, business combinations, acquired impaired loans, FDIC loss sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Acquired Impaired Loans”, FDIC Loss Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2010 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2010 Annual Report on Form 10-K.

Significant Influences on the Quarter Ended March 31, 2011

Earnings Summary

The Company reported net income for the first quarter of $5.8 million applicable to common shareholders or $0.15 per diluted common share, compared to $6.8 million or $0.24 per diluted common share for the first quarter of 2010. The decrease in net income from the prior year period was attributable to a decline in noninterest income and an increase in noninterest expense. These reductions, however, were partially offset by an increase in net interest income. Return on average assets and return on average common equity were 0.55% and 3.30%, respectively, for the first quarter of 2011, compared with returns of 0.81% and 5.93%, respectively for the same period of 2010.

Revenue (net interest income plus noninterest income) for the three months ended March 31, 2011 was $45.0 million, 21% less than the same period in 2010. The decrease was primarily a result of a decline in noninterest income due to the gain recorded on the acquisition of American Marine Bank during the first quarter of 2010, as well as the $14.8 million loss recorded during the first three months of 2011 as a result of a change in the FDIC loss sharing asset. The noninterest income decline was partially offset by an increase in net interest income as a result of recording incremental accretion income of $12.4 million on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes.

Total noninterest expense in the quarter ended March 31, 2011 was $37.3 million, a 10% increase from the first quarter of 2010. The increase was primarily due to the additional operating expenses of the two FDIC assisted acquisitions for the entire first quarter of 2011, compared to only the last two months of the first quarter in 2010.

The provision for loan and lease losses for the first quarter of 2011 was $0 for the noncovered loan portfolio and a negative $422 thousand for the covered loan portfolio compared with $15.0 million for the noncovered loan portfolio and $0 for the covered loan portfolio during first quarter of 2010. As discussed in more detail elsewhere in this report, the provision decision is made quarterly, based on a detailed process to determine the adequacy and appropriateness of the Company’s allowance for loan losses. Accordingly, the level of provisioning in the first quarter of 2011 does not necessarily signal a trend. As a result of not recording a provision, the Company’s total allowance for loan and lease losses was 2.94% of net noncovered loans at March 31, 2011 compared to 3.18% at year-end 2010 and 2.92% at the end of the first quarter 2010. Net charge-offs for the current quarter were $5.7 million compared to $11.5 million for the first quarter of 2010.

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

Net Interest Income

Net interest income for the first quarter of 2011 was $50.4 million, an increase of 32% from $38.3 million for the same quarter in 2010. The Company’s net interest margin increased to 5.80% in the first quarter of 2011, from 4.78% for the same quarter last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income and the net interest margin. The incremental accretion income had a positive impact of approximately 1.38% on the first quarter’s net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 0.05% on the net interest margin.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest- bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and in total net interest income and net interest margin.

	Three months ended March 31,			Three months ended March 31,
	2011			2010
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS

Loans, net (1) (2)	$2,388,076	$47,569	8.08%	$2,440,415	$37,064	6.16%
Taxable securities	526,817	4,417	3.40%	487,959	4,745	3.94%
Tax exempt securities(2)	240,543	3,828	6.45%	222,689	3,796	6.91%
Interest-earning deposits with banks and federal funds sold	477,227	298	0.25%	217,178	149	0.28%

Total interest-earning assets	3,632,663	$56,112	6.26%	3,368,241	$45,754	5.51%
Other earning assets	52,709			50,675
Noninterest-earning assets	582,976			526,126

Total assets	$4,268,348			$3,945,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$608,154	$1,447	0.96%	$858,577	$2,840	1.34%
Savings accounts	215,034	46	0.09%	182,164	82	0.18%
Interest-bearing demand	682,746	411	0.24%	594,059	653	0.45%
Money market accounts	923,887	1,175	0.52%	760,762	1,366	0.73%

Total interest-bearing deposits	2,429,821	3,079	0.51%	2,395,562	4,941	0.84%

Federal Home Loan Bank and Federal Reserve Bank borrowings	115,193	694	2.44%	125,350	705	2.28%
Long-term obligations	25,742	251	3.96%	25,676	249	3.93%
Other borrowings	26,077	138	2.15%	25,000	118	1.91%

Total interest-bearing liabilities	2,596,833	$4,162	0.65%	2,571,588	$6,013	0.95%
Noninterest-bearing deposits	876,347			740,387
Other noninterest-bearing liabilities	84,886			93,211
Shareholders’ equity	710,282			539,856

Total liabilities & shareholders’ equity	$4,268,348			$3,945,042

Net interest income (2)		$51,950			$39,741

Net interest margin			5.80%			4.78%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $224 thousand and $590 thousand for the three months ended March 31, 2011 and 2010, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

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

(in thousands)	Three Months Ended March 31, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)(2)	$(811)	$11,316	$10,505
Taxable securities	359	(687)	(328)
Tax exempt securities (2)	293	(261)	32
Interest earning deposits with banks and federal funds sold	163	(14)	149

Interest income (2)	$4	$10,354	$10,358

Interest bearing liabilities
Deposits:
Certificates of deposit	$(710)	$(683)	$(1,393)
Savings accounts	13	(49)	(36)
Interest-bearing demand	87	(329)	(242)
Money market accounts	257	(448)	(191)

Total interest on deposits	(353)	(1,509)	(1,862)
FHLB and Federal Reserve Bank borrowings	(59)	48	(11)
Long-term obligations	(0)	2	2
Other borrowings	5	15	20

Interest expense	$(407)	$(1,444)	$(1,851)

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $224 thousand and $590 thousand for the three months ended March 31, 2011 and 2010, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the first quarter of 2011, the Company recorded no provision for loan and lease losses on noncovered loans, compared to $15.0 million for the same period in 2010. The decision to record no provision was made in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Company’s consolidated condensed financial statements presented elsewhere in this report, and was based upon improving credit metrics in the noncovered loan portfolio and contraction of the portfolio. The Company’s total allowance for loan losses was 2.94% of noncovered loans at March 31, 2011 compared to 3.18% of noncovered loans at December 31, 2010. For the covered loan portfolio, the Company recorded a negative provision for loan losses of $422 thousand for the quarter ended March 31, 2011.

Noninterest Income (Loss)

Noninterest loss was $5.4 million for the first quarter of 2011, compared to income of $18.5 million for the prior-year period. The decrease was primarily due to the $14.8 million change in the FDIC loss sharing asset recorded in the current quarter. The change in the FDIC loss sharing asset recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss sharing agreements due to loan prepayments and removals activity during the quarter. The decrease in noninterest income was also due to the fact that the first quarter of 2010 included the $9.8 million bargain purchase gain from the American Marine Bank transaction. The current quarter includes no such bargain purchase gain.

Noninterest Expense

Total noninterest expense for the first quarter of 2011 was $37.3 million, an increase of 10% from $33.9 million a year earlier. The addition of operating expenses for the two 2010 FDIC-assisted transactions was the primary reason for the increase. The most significant increases were in compensation and employee benefits, occupancy and regulatory premiums. The increase in compensation and employee benefits resulted from two FDIC assisted transactions and the addition of two new banking teams. Occupancy expenses increased due to the Company actively remediating deferred maintenance issues at branches acquired through the FDIC-assisted transactions. The increase in regulatory premiums is a result of the increase in the Company’s deposit base through both acquisition and organic growth. Finally, other noninterest expense increased $1.8 million from the first quarter of 2010. The increase was primarily due to the Company recording a clawback liability of $1.7 million. The Company’s Purchase & Assumption agreement with the FDIC requires the Company to reimburse the FDIC at the conclusion of the loss share agreement period, February 2020, a calculated amount if total losses on the acquired loan portfolios fail to reach a minimum threshold level. The $1.7 million liability recorded in the first quarter represents the net present value of management’s clawback liability estimate of $2.7 million. The clawback liability is evaluated at the individual portfolio level each quarter and adjusted upward or downward according to the total expected losses over the loss share period.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three months ended March 31,
	2011	$ Change	% Change	2010
	(dollars in thousands)
Compensation	$15,587	$3,819	32%	$11,768
Employee benefits	3,269	754	30%	2,515
Contract labor	65	(2,638)	-98%	2,703

	18,921	1,935	11%	16,986

All other noninterest expense:
Occupancy	4,397	428	11%	3,969
Merchant processing	883	(217)	-20%	1,100
Advertising and promotion	901	63	8%	838
Data processing and communications	1,924	45	2%	1,879
Legal and professional fees	1,413	(85)	-6%	1,498
Taxes, license and fees	865	301	53%	564
Regulatory premiums	2,195	699	47%	1,496
Net cost of operation of other real estate owned	(442)	(1,754)	-134%	1,312
Amortization of intangibles	984	197	25%	787
Other	5,305	1,837	53%	3,468

Total all other noninterest expense	18,425	1,514	9%	16,911

Total noninterest expense	$37,346	$3,449	10%	$33,897

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended March 31,		Increase (Decrease) Amount
(in thousands)	2011	2010

FDIC clawback expenses	$1,700	$—	$1,700
Postage	529	476	53
Software support & maintenance	310	246	64
Supplies	267	309	(42)
Insurance	222	234	(12)
ATM Network	222	177	45
Travel	215	164	51
Employee expenses	171	133	38
Sponsorships and charitable contributions	130	191	(61)
Directors fees	115	111	4
Federal Reserve Bank processing fees	79	68	11
CRA partnership investment expense	54	66	(12)
Investor relations	25	20	5
Miscellaneous	1,266	1,273	(7)

Total other noninterest expense	$5,305	$3,468	$1,837

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate and FDIC clawback liability expense, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 73.33% compared to 67.03% for the first quarter 2010.

Income Taxes

We recorded an income tax provision of $2.3 million for the first quarter of 2011, compared with a benefit of $66 thousand for the same period in 2010. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Credit Risk Management

The extension of credit in the form of loans or other credit products to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt limits to a single borrower. The monitoring process for our loan portfolio includes periodic reviews of individual loans with risk ratings assigned to each loan. We review these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we review these types of loans for impairment in accordance with the Receivables topic of the FASB ASC. Impaired loans are considered for nonaccrual status and will typically remain as such until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

Loan policies, credit quality criteria, loan portfolio guidelines and other credit approval processes are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board. The Company’s Credit Administration department and loan committee have the responsibility for administering the credit approval process. As another part of its control process, we use an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by our credit policies. This includes a review of documentation when the loan is initially extended and subsequent monitoring to assess continued performance and proper risk assessment.

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	March 31, 2011		December 31, 2010
Commercial business	$782,565	41.5%	$795,369	41.5%
Real estate:
One-to-four family residential	50,545	2.7%	49,383	2.6%
Commercial and five or more family residential properties	785,870	41.7%	794,329	41.5%

Total real estate	836,415	44.4%	843,712	44.1%
Real estate construction:
One-to-four family residential	61,097	3.3%	67,961	3.5%
Commercial and five or more family residential properties	30,072	1.6%	30,185	1.6%

Total real estate construction	91,169	4.9%	98,146	5.1%
Consumer	177,218	9.4%	182,017	9.5%

Subtotal	1,887,367	100.2%	1,919,244	100.2%
Less: Deferred loan fees	(3,161)	-0.2%	(3,490)	-0.2%

Total noncovered loans, net of deferred fees	1,884,206	100.0%	1,915,754	100.0%

Less: Allowance for loan and lease losses	(55,315)		(60,993)

Noncovered loans, net	1,828,891		1,854,761
Covered loans, net of allowance of ($5,633) and ($6,055), respectively	486,345		517,061

Total loans, net	$2,315,236		$2,371,822

Loans Held for Sale	$542		$754

Total noncovered loans decreased $31.5 million, or 2%, from year-end 2010. The decrease in total loans was driven primarily by weak loan demand in the markets we serve. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.

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

Covered loans: We consider covered loans to be performing due to the application of the yield accretion method under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. Any credit deterioration experienced subsequent to the initial acquisition will result in a provision for loan losses being charged to earnings. These provisions will be mostly offset by an increase to the FDIC loss sharing asset and will be recognized in noninterest income.

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	March 31, 2011	December 31, 2010
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$23,898	$32,367
Real estate:
One-to-four family residential	3,184	2,996
Commercial and five or more family residential real estate	25,838	23,192

Total real estate	29,022	26,188
Real estate construction:
One-to-four family residential	12,987	18,004
Commercial and five or more family residential real estate	7,073	7,584

Total real estate construction	20,060	25,588
Consumer	5,712	5,020

Total nonaccrual loans	78,692	89,163
Restructured loans:
Commercial business	116	—
Commercial and five or more family residential real estate	5,883	5,747
One-to-four family residential construction	740	758

Total restructured loans	6,739	6,505

Total nonperforming loans	85,431	95,668
Other real estate owned and other personal property owned	29,315	30,991

Total nonperforming assets, excluding covered assets	$114,746	$126,659

As of March 31, 2011, nonperforming noncovered assets were $114.7 million, compared to $126.7 million at December 31, 2010. The percent of nonperforming, noncovered assets to period-end noncovered assets at March 31, 2011 was 3.05% compared to 3.40% for December 31, 2010. For additional discussion and disclosure see Note 6 to the Company’s Consolidated Financial Statements presented elsewhere in this report.

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

In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 6 to the Consolidated Condensed Financial Statements presented elsewhere in this report.

At March 31, 2011, our allowance for loan and lease losses for noncovered loans was $55.3 million, or 2.94% of total noncovered loans (excluding loans held for sale) and 65% of nonperforming, noncovered loans and 48% of nonperforming, noncovered assets. This compares with an allowance of $61.0 million, or 3.18% of the total loan portfolio (excluding loans held for sale), 64% of nonperforming loans at December 31, 2010.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended March 31,
(in thousands)	2011	2010
Beginning balance	$60,993	$53,478

Charge-offs:
Commercial business	(3,928)	(2,216)
One-to-four family residential	(102)	—
Commercial and five-or-more family residential	(365)	(2,483)
One-to-four family residential construction	(1,216)	(4,662)
Commercial and five-or-more family residential construction	(487)	(2,353)
Consumer	(925)	(1,139)

Total charge-offs	(7,023)	(12,853)

Recoveries
Commercial business	105	523
Commercial and five-or-more family residential	73	39
One-to-four family residential construction	1,104	767
Consumer	63	27

Total recoveries	1,345	1,356

Net charge-offs	(5,678)	(11,497)
Provision charged to expense	—	15,000

Ending balance	$55,315	$56,981

Total loans, net at end of period, excluding covered loans and loans held for sale (1)	$1,884,206	$1,949,609

Allowance for loan and lease losses to period-end loans, excluding covered loans	2.94%	2.92%

Allowance for unfunded commitments and letters of credit
Beginning balance	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	495	40

Ending balance	$1,660	$815

(1)	Excludes loans held for sale.

Securities

At March 31, 2011, the Company held investment securities totaling $888.2 million compared to $763.9 million at December 31, 2010. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to the Company actively investing funds with a focus on short-term, high quality debt instruments with a very high degree of certainty to their cash flows, with maturities laddered over a period of twelve to thirty-six months. These securities are used by the Company as a component of its balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.

At March 31, 2011, the market value of securities available for sale had an unrealized gain, net of tax, of $15.1 million compared to an unrealized gain, net of tax, of $12.7 million at December 31, 2010. The change in market value of securities available for sale is due primarily to fluctuations in interest rates subsequent to purchase. The Company does not consider these investment securities to be other than temporarily impaired. In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	March 31, 2011	December 31, 2010
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$626,920	$506,642
State and municipal securities	256,018	253,981
U.S. government agency securities	2,024	—
Other securities	3,226	3,243

Total	$888,188	$763,866

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Seattle, the FRB of San Francisco, and wholesale repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $29.4 million, or approximately 1%, since year-end 2010 while certificates of deposit greater than $100,000 decreased slightly to $257.4 million from year-end 2010.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At March 31, 2011 brokered and other wholesale deposits (excluding public deposits) totaled $50.4 million, or 1.5% of total deposits, compared to $61.5 million, or 2% of total deposits, at year-end 2010. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2011		December 31, 2010		March 31, 2010
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$892,751	26.8%	$895,671	26.9%	$756,060	22.4%
Interest bearing demand	695,858	20.9%	672,307	20.2%	651,351	19.3%
Money market	935,236	28.0%	920,831	27.7%	902,176	26.8%
Savings	219,777	6.6%	210,995	6.3%	204,801	6.1%
Certificates of deposit less than $100,000	284,276	8.5%	298,678	9.0%	341,798	10.1%

Total core deposits	3,027,898	90.8%	2,998,482	90.1%	2,856,186	84.7%

Certificates of deposit greater than $100,000	257,425	7.7%	266,708	8.0%	407,002	12.1%
Certificates of deposit insured by CDARS®	50,375	1.5%	38,312	1.2%	82,781	2.5%
Wholesale certificates of deposit	—	0.0%	23,155	0.7%	23,155	0.7%

Subtotal	3,335,698	100.0%	3,326,657	100.0%	3,369,124	100.0%

Premium resulting from acquisition date fair value adjustment	515		612		2,041

Total deposits	$3,336,213		$3,327,269		$3,371,165

Borrowings

We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, one-to-four family real estate mortgages, and other loans. At March 31, 2011, we had FHLB advances of $114.7 million, before acquisition date fair value adjustments, compared to $119.4 million at December 31, 2010. The decrease in FHLB advances was primarily the result of scheduled maturities.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2011 and December 31, 2010 we had repurchase agreements of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30-year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 3.88% at March 31, 2011. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.05% at March 31, 2011. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.7 million at March 31, 2011 and December 31, 2010. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2011, we had commitments to extend credit of $652.1 million compared to $612.0 million at December 31, 2010.

Capital Resources

Shareholders’ equity at March 31, 2011 was $714.1 million, up from $706.9 million at December 31, 2010. Shareholders’ equity was 16.7% and 16.6% of total period-end assets at March 31, 2011 and December 31, 2010, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at March 31, 2011 and December 31, 2010.

	Company		Columbia Bank		Requirements
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	25.25%	24.47%	18.88%	18.20%	8%	10%
Tier 1 risk-based capital ratio	23.98%	23.20%	17.62%	16.93%	4%	6%
Leverage ratio	14.43%	13.99%	10.68%	10.33%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a common stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under this current stock repurchase program during the first quarter of 2011, and as of March 31, 2011 we have repurchased 66,317 shares of common stock under the program. As shown in Part II, Item 2 of this report, 1,529 shares were withheld by the Company to cover applicable withholding taxes upon the vesting of a restricted stock award during the first quarter of 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2011, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2010. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s 2010 Annual Report on Form 10-K.

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

The national economy and the financial services sector in particular continue to face significant challenges. We cannot accurately predict how quickly the economy will recover from the recent recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, a slow or fragile recovery could continue to present risks for some time for the industry and our company.

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

We maintain an ALLL in an amount that we believe is adequate to provide for losses inherent in our portfolio. While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses, but that have not been identified as non-performing or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified. Additionally, the process for determining the ALLL requires different, subjective and complex judgments about the future impact from current economic conditions that might impair the ability of borrowers to repay their loans. As a result, future significant increases to the ALLL may be necessary. Additionally, future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of actual future events differing from assumptions used by management in determining the ALLL. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our ALLL. These regulatory agencies may require us to increase the ALLL which could have a negative effect on our financial condition and results of operation. Any increase in the ALLL would have an adverse effect, which could be material, on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve to pre-recession levels, we expect to continue to incur additional losses relating to elevated levels of nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral if the collateral less selling costs is lower than the carrying amount of the related loan, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

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

Our profitability measures could be adversely affected if we are unable to effectively deploy the capital we raised in 2010.

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

We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or any worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of March 31, 2011, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2011 we had stock in the FHLB totaling $17.9 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of March 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, or borrowings by the Company, with proceeds contributed to our banking subsidiary, Columbia State Bank (the “Bank”). Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2011

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
1/1/11 - 1/31/11	1,529	$21.63	—	433,683
2/1/11 - 2/28/11	—	$—	—	433,683
3/1/11 - 3/31/11	—	$—	—	433,683

	1,529	21.63	—

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 1,529 shares of restricted stock to pay withholding taxes. During the three months ended March 31, 2011, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in 2002, originally authorized the repurchase of up to 500 thousand shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED.]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholder’s Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: May 6, 2011	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholder’s Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text

*	Furnished herewith