Form 10-Q
period 2011-06-30
COLUMBIA BANKING SYSTEM INC
filed 2011-08-08
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

The number of shares of common stock outstanding at July 31, 2011 was 39,496,663.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Columbia Banking System, Inc.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2011	2010	2011	2010
Interest Income
Loans	$44,362	$38,940	$91,791	$75,887
Taxable securities	6,247	4,708	10,664	9,453
Tax-exempt securities	2,516	2,290	4,983	4,736
Federal funds sold and deposits in banks	184	210	482	359

Total interest income	53,309	46,148	107,920	90,435

Interest Expense
Deposits	2,848	4,334	5,927	9,275
Federal Home Loan Bank advances	714	710	1,408	1,415
Long-term obligations	253	254	504	503
Other borrowings	119	118	257	236

Total interest expense	3,934	5,416	8,096	11,429

Net Interest Income	49,375	40,732	99,824	79,006
Provision for loan and lease losses	2,150	13,500	2,150	28,500
Provision for losses on covered loans	2,301	0	1,879	0

Net interest income after provision for loan and lease losses	44,924	27,232	95,795	50,506

Noninterest Income (Loss)
Service charges and other fees	6,467	6,442	12,755	11,866
Gain on bank acquisitions	0	0	0	9,818
Merchant services fees	1,808	1,913	3,441	3,652
Gain on sale of investment securities, net	0	0	0	58
Bank owned life insurance	528	516	1,033	1,020
Change in FDIC loss sharing asset	(6,419)	3,399	(21,193)	3,399
Other	1,158	967	2,087	1,897

Total noninterest income (loss)	3,542	13,237	(1,877)	31,710

Noninterest Expense
Compensation and employee benefits	19,459	17,497	38,380	34,483
Occupancy	4,388	4,307	8,785	8,276
Merchant processing	905	1,227	1,788	2,327
Advertising and promotion	1,012	785	1,913	1,623
Data processing and communications	1,913	2,567	3,837	4,446
Legal and professional fees	1,498	1,477	2,911	2,975
Taxes, licenses and fees	907	688	1,772	1,252
Regulatory premiums	1,279	1,462	2,979	2,918
Net cost of operation of other real estate owned	214	(672)	(228)	640
Amortization of intangibles	955	1,055	1,939	1,842
FDIC clawback liability	448	0	2,148	0
Other	4,186	4,352	8,286	7,860

Total noninterest expense	37,164	34,745	74,510	68,642

Income before income taxes	11,302	5,724	19,408	13,574
Income tax provision	2,670	668	4,997	602

Net Income	$8,632	$5,056	$14,411	$12,972

Net Income Applicable to Common Shareholders	$8,632	$3,946	$14,411	$10,755

Earnings per common share
Basic	$0.22	$0.11	$0.37	$0.34
Diluted	$0.22	$0.11	$0.36	$0.34
Dividends paid per common share	$0.05	$0.01	$0.08	$0.02
Weighted average number of common shares outstanding	39,107	34,829	39,073	31,376
Weighted average number of diluted common shares outstanding	39,166	35,077	39,159	31,607

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Columbia Banking System, Inc.

(Unaudited)

(in thousands)			June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks			$89,926	$55,492
Interest-earning deposits with banks			179,573	458,638

Total cash and cash equivalents			269,499	514,130
Securities available for sale at fair value (amortized cost of $956,125 and $743,928, respectively)			989,768	763,866
Federal Home Loan Bank stock at cost			18,791	17,908
Loans held for sale			655	754
Loans, excluding covered loans, net of deferred loan fees of ($3,454) and ($3,490), respectively			1,987,474	1,915,754
Less: allowance for loan and lease losses			54,057	60,993

Loans, excluding covered loans, net			1,933,417	1,854,761
Covered loans, net of allowance for loan losses of ($7,948) and ($6,055), respectively			607,310	517,061

Total loans, net			2,540,727	2,371,822
FDIC loss sharing asset			206,238	205,991
Interest receivable			14,010	11,164
Premises and equipment, net			99,439	93,108
Other real estate owned ($24,239 and $14,443 covered by FDIC loss share, respectively)			46,979	45,434
Goodwill			119,343	109,639
Core deposit intangible, net			18,602	18,696
Other assets			105,092	103,851

Total Assets			$4,429,143	$4,256,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$923,031	$895,671
Interest-bearing			2,552,136	2,431,598

Total deposits			3,475,167	3,327,269
Federal Home Loan Bank advances			120,681	119,405
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			0	642
Long-term subordinated debt			25,768	25,735
Other liabilities			54,847	51,434

Total liabilities			3,701,463	3,549,485
Commitments and contingent liabilities
Shareholders’ equity:

	June 30, 2011	December 31, 2010
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,475	39,338	578,046	576,905
Retained earnings			128,949	117,692
Accumulated other comprehensive income			20,685	12,281

Total shareholders’ equity			727,680	706,878

Total Liabilities and Shareholders’ Equity			$4,429,143	$4,256,363

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Columbia Banking System, Inc.

(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income					12,972		12,972
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments						7,128	7,128
Net change in cash flow hedging instruments						(727)	(727)
Net pension plan liability adjustment						37	37

Other comprehensive income							6,438

Comprehensive income							19,410

Accretion of preferred stock discount		294			(294)		0
Issuance of common stock, net of offering costs			11,040	229,129			229,129
Issuance of common stock - stock option and other plans			42	521			521
Issuance of common stock - restricted stock awards, net of cancelled awards			93	705			705
Tax benefit deficiency associated with share-based compensation				(12)			(12)
Preferred dividends					(1,922)		(1,922)
Cash dividends paid on common stock					(675)		(675)

Balance at June 30, 2010	77	$74,595	39,304	$579,049	$103,397	$18,254	$775,295

Balance at January 1, 2011	0	$0	39,338	$576,905	$117,692	$12,281	$706,878
Comprehensive income:
Net income					14,411		14,411
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments						8,780	8,780
Net change in cash flow hedging instruments						(143)	(143)
Net pension plan liability adjustment						(233)	(233)

Other comprehensive income							8,404

Comprehensive income							22,815

Issuance of common stock - stock option and other plans			25	410			410
Issuance of common stock - restricted stock awards, net of cancelled awards			114	763			763
Repurchase of shares			(2)	(32)			(32)
Cash dividends paid on common stock					(3,154)		(3,154)

Balance at June 30, 2011	0	$0	39,475	$578,046	$128,949	$20,685	$727,680

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Columbia Banking System, Inc.

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities
Net Income	$14,411	$12,972
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	4,029	28,500
Stock-based compensation expense	763	705
Depreciation, amortization and accretion	6,900	6,084
Net realized gain on FDIC assisted bank acquisitions	0	(9,818)
Net realized gain on sale of securities	0	(58)
Net realized gain on sale of other assets	(3)	(14)
Net realized gain on sale of other real estate owned	(5,455)	(1,644)
Gain on termination of cash flow hedging instruments	(222)	(1,128)
Write-down on other real estate owned	4,559	1,793
Deferred income tax benefit	0	142
Net change in:
FDIC loss-sharing asset, net of cash received	20,139	(16,340)
Loans held for sale	99	0
Interest receivable	(1,940)	469
Interest payable	(1)	(459)
Other assets	1,287	5,651
Other liabilities	(2,045)	11,327

Net cash provided by operating activities	42,521	38,182
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(27,829)	97,279
Purchases of:
Securities available for sale	(269,966)	(64,054)
Premises and equipment	(2,388)	(1,054)
Proceeds from:
FDIC reimbursement on loss-sharing asset	44,892	0
Sales of securities available for sale	0	69,328
Principal repayments and maturities of securities available for sale	60,247	42,790
Disposal of premises and equipment	20	60
Sales of covered other real estate owned	11,081	9,347
Sales of other real estate and other personal property owned	7,874	3,190
Capital improvements on other real estate properties	(468)	(579)
Decrease in Small Business Administration secured borrowings	(642)	0
Net cash acquired in business combinations	39,010	145,534

Net cash (used in) provided by investing activities	(138,169)	301,841
Cash Flows From Financing Activities
Net decrease in deposits	(134,906)	(345,080)
Proceeds from:
Issuance of common stock	0	229,129
Exercise of stock options	410	509
Federal Home Loan Bank advances	100	0
Federal Reserve Bank borrowings	100	0
Payment for:
Repayment of Federal Home Loan Bank advances	(11,401)	(30,197)
Repayment of Federal Reserve Bank borrowings	(100)	0
Preferred stock dividends	0	(1,922)
Common stock dividends	(3,154)	(675)
Repurchase of common stock	(32)	0
Net decrease in other borrowings	0	87

Net cash used in financing activities	(148,983)	(148,149)
(Decrease) Increase in cash and cash equivalents	(244,631)	191,874
Cash and cash equivalents at beginning of period	514,130	305,074

Cash and cash equivalents at end of period	$269,499	$496,948

Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$8,097	$11,888

Non-cash investing activities
Assets acquired in FDIC assisted acquisitions (excluding cash and cash equivalents)	$257,104	$1,075,166
Liabilities assumed in FDIC assisted acquisitions	$296,114	$1,210,882
Loans transferred to other real estate owned	$8,240	$15,019

See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Columbia Banking System, Inc.

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be anticipated for the year ending December 31, 2011. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K.

Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2010 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2010 10-K disclosure for the year ended December 31, 2010.

2. Accounting Pronouncements Recently Issued

In April 2011, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a Troubled Debt Restructuring. The effective date of ASU 2011-02 will be the first interim or annual period beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860). ASU 2011-03 attempts to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before maturity. The effective date of ASU 2011-03 will be the first interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) (Topic 820). ASU 2011-04 developed common requirements between GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements. The effective date of ASU 2011-04 will be during interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company will apply the disclosure requirements of ASU 2011-05 for its first interim period beginning after December 15, 2011.

3. Earnings per Common Share

Basic Earnings per Share (“EPS”) is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities, applying the treasury stock method. The Company calculates earnings per share using the two-class method as described in the Earnings per Share topic of the FASB Accounting Standards Codification (“ASC”). The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2011	2010	2011	2010
Basic EPS:
Net income	$8,632	$5,056	$14,411	$12,972
Less: Preferred dividends and accretion of issuance discount for preferred stock	0	(1,110)	0	(2,217)

Net income applicable to common shareholders	$8,632	$3,946	$14,411	$10,755
Less: Earnings allocated to participating securities	(82)	(38)	(135)	(109)

Earnings allocated to common shareholders	$8,550	$3,908	$14,276	$10,646

Weighted average common shares outstanding	39,107	34,829	39,073	31,376
Basic earnings per common share	$0.22	$0.11	$0.37	$0.34

Diluted EPS:
Earnings allocated to common shareholders	$8,550	$3,908	$14,276	$10,646

Weighted average common shares outstanding	39,107	34,829	39,073	31,376
Dilutive effect of equity awards and warrants	59	248	86	231

Weighted average diluted common shares outstanding	39,166	35,077	39,159	31,607

Diluted earnings per common share	$0.22	$0.11	$0.36	$0.34

Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	62	54	54	54

4. Business Combinations

Summit Bank

On May 20, 2011 the Bank acquired certain assets and assumed certain liabilities of Summit Bank from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements (each, a “loss-sharing agreement” and collectively, the “loss-sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and certain accrued interest on loans for up to 90 days. We refer to the acquired loans and OREO subject to the loss-sharing agreements collectively as “covered assets.” Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The loss-sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the May 20, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Summit Bank was a full service community bank headquartered in Burlington, Washington that operated three branch locations in Skagit County. We entered into this transaction to assist us with filling in our geographic footprint between Seattle and Bellingham, Washington and to support our recently expanded Bellingham banking team. We believe participating with the FDIC in this assisted transaction was, from an economical standpoint, advantageous to expansion through de novo branching.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 20, 2011 acquisition date. Initial accounting for acquired loans and the related indemnification asset for the Summit Bank acquisition was incomplete as of June 30, 2011. The amounts currently recognized in the financial statements have been determined provisionally as we are completing a fair value analysis of those assets utilizing an income approach. The application of the acquisition method of accounting resulted in the recognition of $3.8 million of goodwill and a core deposit intangible of $509 thousand. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 21, 2011 to June 30, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of Summit Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

May 20, 2011
(in thousands)
Assets
Cash and due from banks	$1,837
Interest-earning deposits with banks and federal funds sold	14,198
Investment securities	871
Federal Home Loan Bank stock	406
Acquired loans	71,452
Accrued interest receivable	429
Premises and equipment	42
FDIC receivable	6,984
Other real estate owned covered by loss sharing	2,671
Goodwill	3,770
Core deposit intangible	509
FDIC indemnification asset	27,174
Other assets	786

Total assets acquired	$131,129

Liabilities
Deposits	$123,279
Federal Home Loan Bank advances	7,772
Accrued interest payable	71
Other liabilities	7

Total liabilities assumed	$131,129

First Heritage Bank

On May 27, 2011 the Bank acquired certain assets and assumed certain liabilities of First Heritage Bank from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss-sharing agreements (each, a “loss-sharing agreement” and collectively, the “loss-sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and certain accrued interest on loans for up to 90 days. We refer to the acquired loans and OREO subject to the loss-sharing agreements collectively as “covered assets.” Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The loss-sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the May 27, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

First Heritage Bank was a full service community bank headquartered in Snohomish, Washington that operated five branch locations in King and Snohomish Counties. We entered into this transaction to assist us with filling in our geographic footprint between Seattle and Bellingham, Washington and to support our recently expanded Bellingham banking team. We believe participating with the FDIC in this assisted transaction was, from an economical standpoint, advantageous to expansion through de novo branching.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 27, 2011 acquisition date. The initial accounting for acquired loan’s and the related indemnification asset for the First Heritage Bank acquisition was incomplete as of June 30, 2011. The amounts currently recognized in the financial statements have been determined provisionally as we are completing a fair value analysis of those assets utilizing an income approach. The application of the acquisition method of accounting resulted in the recognition in $5.9 million of goodwill and a core deposit intangible of $1.3 million. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 28, 2011 to June 30, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of First Heritage Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

May 27, 2011
(in thousands)
Assets
Cash and due from banks	$4,688
Interest-earning deposits with banks	6,689
Investment securities	5,303
Federal Home Loan Bank stock	477
Acquired loans	81,857
Accrued interest receivable	476
Premises and equipment	5,339
FDIC receivable	4,751
Other real estate owned covered by loss sharing	8,286
Goodwill	5,934
Core deposit intangible	1,337
FDIC indemnification asset	38,104
Other assets	1,743

Total assets acquired	$164,984

Liabilities
Deposits	$159,525
Federal Home Loan Bank advances	5,003
Accrued interest payable	421
Other liabilities	35

Total liabilities assumed	$164,984

5. Securities

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$671,342	$22,154	($84)	$693,412
State and municipal securities	250,336	12,161	(858)	261,639
U.S. government agency securities	30,054	224	0	30,278
Other securities	4,393	77	(31)	4,439

Total	$956,125	$34,616	($973)	$989,768

December 31, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$491,530	$16,139	($1,027)	$506,642
State and municipal securities	249,117	7,247	(2,383)	253,981
Other securities	3,281	0	(38)	3,243

Total	$743,928	$23,386	($3,448)	$763,866

The scheduled contractual maturities of investment securities available for sale at June 30, 2011 are presented as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$29,452	$29,790
Due after one year through five years	93,873	96,310
Due after five years through ten years	169,886	177,458
Due after ten years	659,633	682,942

Total investment securities available-for-sale	$952,844	$986,500

The following table summarizes the carrying value of securities pledged as collateral at June 30, 2011:

(in thousands)	Carrying Amount
Washington and Oregon State public deposits	$220,540
Federal Home Loan Bank advances	92,418
Federal Reserve Bank borrowings	51,657
Repurchase agreement	27,556
Interest rate contracts	13,336
Other	1,429

Total securities pledged as collateral	$406,936

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$26,028	($83)	$347	($1)	$26,375	($84)
State and municipal securities	27,944	(636)	2,829	(222)	30,773	(858)
Other securities	0	0	969	(31)	969	(31)

Total	$53,972	($719)	$4,145	($254)	$58,117	($973)

December 31, 2010
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$86,529	($1,025)	$588	($2)	$87,117	($1,027)
State and municipal securities	74,755	(2,099)	2,792	(284)	77,547	(2,383)
Other securities	2,275	(6)	968	(32)	3,243	(38)

Total	$163,559	($3,130)	$4,348	($318)	$167,907	($3,448)

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

6. Noncovered Loans

The following is an analysis of the noncovered loan portfolio by major types of loans (net of deferred loan fees):

(in thousands)	June 30, 2011	December 31, 2010
Noncovered loans:
Commercial business	$836,745	$795,369
Real Estate:
One-to-four family residential	51,077	49,383
Commercial and five or more family residential properties	843,288	794,329

Total real estate	894,365	843,712
Real estate construction:
One-to-four family residential	52,368	67,961
Commercial and five or more family residential properties	29,886	30,185

Total real estate construction	82,254	98,146
Consumer	177,564	182,017
Less: deferred loan fees	(3,454)	(3,490)

Total noncovered loans, net of deferred fees	1,987,474	1,915,754
Less: Allowance for loan and lease losses	(54,057)	(60,993)

Total loans, net	$1,933,417	$1,854,761

Loans held for sale	$655	$754

At June 30, 2011 and December 31, 2010, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.8 million and $12.9 million at June 30, 2011 and December 31, 2010, respectively. During the first six months of 2011, advances on related party loans were $3.1 million and repayments totaled $6.2 million.

At June 30, 2011 and December 31, 2010, $366.1 million and $426.6 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings.

The following is an analysis of noncovered, nonaccrual loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Recorded Investment (1) Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment (1) Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Commercial Business
Secured	$11,506	$17,798	$32,368	$44,316
Unsecured	204	814	0	327
Real Estate 1-4 Family
Residential RE Perm	2,748	3,197	2,999	3,353
Real Estate Commercial & Multifamily
Commercial RE Land	3,962	7,382	4,093	6,279
Income Property Multifamily Perm	8,611	10,724	11,716	12,737
Owner Occupied RE Perm	10,256	11,134	7,407	8,990
Construction 1-4 Family
Land & Acquisition	7,823	18,168	11,608	21,344
Residential Construction	2,307	4,593	6,503	11,547
Construction Commercial & Multifamily
Income Property Multifamily Construction	5,977	12,873	7,585	12,916
Owner Occupied RE Construction	0	0	0	0
Consumer	6,076	6,620	5,022	5,192

Total	$59,470	$93,303	$89,301	$127,001

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loan fees or costs, unamortized premiums or discounts and accrued interest.

The following is an analysis of the aged loan portfolio as of June 30, 2011 and December 31, 2010:

(in thousands)	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2011
Commercial Business
Secured	$782,661	$446	$969	$0	1,415	$11,380	$795,456
Unsecured	40,921	0	59	0	59	310	41,290
Real Estate 1-4 Family
Residential RE Perm	48,331	0	0	0	0	2,746	51,077
Real Estate Commercial & Multifamily
Commercial RE Land	21,525	211	0	0	211	3,957	25,693
Income Property Multifamily Perm	472,606	45	0	0	45	8,601	481,252
Owner Occupied RE Perm	333,095	301	460	0	761	10,252	344,108
Construction 1-4 Family
Land & Acquisition	22,233	0	0	0	0	7,819	30,052
Residential Construction	18,084	1,942	0	0	1,942	2,289	22,315
Construction Commercial & Multifamily
Income Property Multifamily
Construction	2,938	0	0	0	0	5,976	8,914
Owner Occupied RE Construction	13,208	0	0	0	0	0	13,208
Consumer	168,317	663	2,509	0	3,172	6,074	177,563

Total	$1,923,919	$3,608	$3,997	$0	$7,605	$59,404	$1,990,928

(in thousands)	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2010
Commercial Business
Secured	$720,926	$919	$692	$1	$1,612	$31,919	$754,457
Unsecured	40,455	9	0	0	9	448	40,912
Real Estate 1-4 Family
Residential RE Perm	46,167	220	0	0	220	2,996	49,383
Real Estate Commercial & Multifamily
Commercial RE Land	18,979	0	1,752	0	1,752	4,091	24,822
Income Property Multifamily Perm	426,320	1,208	121	0	1,329	10,745	438,394
Owner Occupied RE Perm	318,508	497	3,752	0	4,249	8,356	331,113
Construction 1-4 Family
Land & Acquisition	24,883	214	205	0	419	11,604	36,906
Residential Construction	24,655	0	0	0	0	6,400	31,055
Construction Commercial & Multifamily
Income Property Multifamily
Construction	10,666	0	0	0	0	7,584	18,250
Owner Occupied RE Construction	11,935	0	0	0	0	0	11,935
Consumer	176,005	397	595	0	992	5,020	182,017

Total	$1,819,499	$3,464	$7,117	$1	$10,582	$89,163	$1,919,244

The following is an analysis of impaired loans as of June 30, 2011 and December 31, 2010:

	Balance of Loans Collectively Measured for Contingency Provision	Balance of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance		Average Recorded Investment Impaired Loans (1)	Interest Recognized on Impaired Loans
(in thousands)			Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance
June 30, 2011
Commercial Business
Secured	$786,252	$9,204	$1,593	$1,592	$331	$7,617	$7,612	$20,471	$52
Unsecured	41,189	100	71	71	71	29	29	102	1
Real Estate 1-4 Family
Residential RE Perm	48,652	2,425	0	0	0	2,428	2,425	2,649	0
Real Estate Commercial & Multifamily
Commercial RE Land	21,933	3,760	0	0	0	3,763	3,760	4,567	0
Income Property Multifamily Perm	473,138	8,113	2,340	2,339	301	5,782	5,774	10,330	442
Owner Occupied RE Perm	327,962	16,146	1,466	1,465	286	14,717	14,681	15,431	64
Construction 1-4 Family
Land & Acquisition	22,078	7,974	1,190	1,190	148	6,787	6,784	9,681	138
Residential Construction	20,027	2,289	0	0	0	2,311	2,289	4,158	0
Construction Commercial & Multifamily
Income Property Multifamily Construction	2,939	5,976	0	0	0	5,977	5,976	6,878	0
Owner Occupied RE Construction	13,207	0	0	0	0	0	0	0	0
Consumer	172,409	5,155	106	106	11	5,050	5,049	4,871	1

Total	$1,929,786	$61,142	$6,766	$6,763	$1,148	$54,461	$54,379	$79,138	$698

		Balance of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
(in thousands)	Balance of Loans Collectively Measured for Contingency Provision		Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance
December 31, 2010
Commercial Business
Secured	$724,665	$29,793	$2,717	$2,758	$600	$27,081	$26,913
Unsecured	40,808	104	75	75	75	29	30
Real Estate 1-4 Family
Residential RE Perm	46,728	2,655	0	0	0	2,658	2,949
Real Estate Commercial & Multifamily
Commercial RE Land	20,959	3,863	3,062	5,225	0	804	826
Income Property Multifamily Perm	427,799	10,595	3,094	3,139	59	10,292	12,253
Owner Occupied RE Perm	317,010	14,103	0	0	0	14,152	17,099
Construction 1-4 Family
Land & Acquisition	25,362	11,543	533	549	3	11,013	20,718
Residential Construction	24,655	6,400	915	1,723	62	5,585	9,824
Construction Commercial & Multifamily
Income Property Multifamily Construction	10,666	7,584	6,792	10,515	175	792	2,401
Owner Occupied RE Construction	11,935	0	0	0	0	0	0
Consumer	177,484	4,533	0	0	0	4,533	4,691

Total	$1,828,071	$91,173	$17,188	$23,984	$974	$76,939	$97,704

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loan fees or costs, unamortized premiums or discounts and accrued interest.

7. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit

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

We have used the same methodology for ALLL calculations during the three and six months ended June 30, 2011 and 2010. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each pool of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

The following table shows a detailed analysis of the allowance for loan and lease losses for noncovered loans as of the three and six months ended June 30, 2011:

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2011
Commercial Business
Secured	$22,307	($834)	$233	$614	$22,320	$330	$21,990
Unsecured	618	0	359	(404)	573	72	501
Real Estate 1-4 Family
Residential RE Perm	1,100	(216)	0	(37)	847	0	847
Real Estate Commercial & Multifamily
Commercial RE Land	555	(656)	0	995	894	0	894
Income Property Multifamily Perm	12,297	(275)	13	2,674	14,709	301	14,408
Owner Occupied RE Perm	10,412	(623)	0	(3,310)	6,479	286	6,193
Construction 1-4 Family
Land & Acquisition	3,295	(410)	700	(733)	2,852	148	2,704
Residential Construction	2,118	(395)	0	(19)	1,704	0	1,704
Construction Commercial & Multifamily
Income Property Multifamily Construction	127	(1,078)	0	994	43	0	43
Owner Occupied RE Construction	68	0	0	(34)	34	0	34
Consumer	2,418	(271)	45	556	2,748	161	2,587
Unallocated	0	0	0	854	854	0	854

Total	$55,315	($4,758)	$1,350	$2,150	$54,057	$1,298	$52,759

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2011
Commercial Business
Secured	$21,811	($4,121)	$329	$4,301	$22,320	$330	$21,990
Unsecured	738	(84)	368	(449)	573	72	501
Real Estate 1-4 Family
Residential RE Perm	1,100	(664)	0	411	847	0	847
Real Estate Commercial & Multifamily
Commercial RE Land	634	(656)	0	916	894	0	894
Income Property Multifamily Perm	15,210	(640)	55	84	14,709	301	14,408
Owner Occupied RE Perm	9,692	(623)	31	(2,621)	6,479	286	6,193
Construction 1-4 Family
Land & Acquisition	3,769	(1,178)	1,768	(1,507)	2,852	148	2,704
Residential Construction	2,292	(1,054)	36	430	1,704	0	1,704
Construction Commercial & Multifamily
Income Property Multifamily Construction	274	(1,565)	0	1,334	43	0	43
Owner Occupied RE Construction	70	0	0	(36)	34	0	34
Consumer	2,120	(1,196)	108	1,716	2,748	161	2,587
Unallocated	3,283	0	0	(2,429)	854	0	854

Total	$60,993	($11,781)	$2,695	$2,150	$54,057	$1,298	$52,759

The three and six months changes as of June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2011	2011	2010	2010
Beginning balance	$55,315	$60,993	$56,981	$53,478
Provision charged to expense	2,150	2,150	13,500	28,500
Loans charged off	(4,758)	(11,781)	(11,073)	(23,926)
Recoveries	1,350	2,695	340	1,696

Ending balance	$54,057	$54,057	$59,748	$59,748

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$1,660	$815	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	(200)	0	295	40

Ending balance	$1,460	$815	$1,460	$815

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

The following is an analysis of the credit quality of our noncovered loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans (1)	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans (1)
Commercial Business
Secured	4.94	$799,676	4.96	$757,372
Unsecured	4.27	41,568	4.23	41,175
Real Estate 1-4 Family
Residential RE Perm	4.94	51,259	4.96	49,436
Real Estate Commercial & Multifamily
Commercial RE Land	5.79	25,899	5.75	24,956
Income Property Multifamily Perm	5.05	483,465	5.07	406,711
Owner Occupied RE Perm	5.12	345,811	5.12	366,284
Construction 1-4 Family
Land & Acquisition	6.66	30,164	6.79	37,054
Residential Construction	6.49	22,529	6.63	31,293
Construction Commercial & Multifamily
Income Property Multifamily Construction	5.94	8,932	6.38	18,296
Owner Occupied RE Construction	4.81	13,266	4.93	11,990
Consumer	4.39	178,560	4.31	182,624

Total recorded investment of noncovered loans		$2,001,129		$1,927,191

(1)	Recorded investment includes unpaid principal balance, net of charge-offs, unamortized deferred loan fees or costs, unamortized premiums or discounts and accrued interest.

8. Covered Assets and FDIC Loss-sharing Asset

Covered Assets

Covered assets consist of loans and OREO acquired in FDIC assisted acquisitions during 2010 and 2011, for which the Bank entered into loss-sharing agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts and, with respect to loss-sharing agreements for two acquisitions completed in 2010, will absorb 95% of losses and share in 95% of loss recoveries thereafter. The loss-sharing provisions of the agreements for commercial and single-family mortgage loans are in effect for five and ten years, respectively, from the acquisition dates and the loss recovery provisions are in effect for eight and ten years, respectively, from the acquisition dates.

Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. This clawback shall be in the amount of 50% of the excess, if any, of 20% of the stated threshold amounts, less the sum of 25% of the asset premium (discount), 20% or 25% of the cumulative loss-sharing payments (depending on the particular agreement), and the cumulative servicing amount. As of June 30, 2011, the net present value of the Bank’s estimated clawback liability is $2.1 million, which is included in other liabilities on the consolidated condensed financial statements.

The following is an analysis of our covered loans, net of related allowance for losses on covered loans as of June 30, 2011 and December 31, 2010:

	$241,391	$241,391	$241,391
(dollars in thousands)	Covered Loans June 30, 2011	Weighted- Average Risk Rating	Allowance for Loan Losses
Commercial Business	$241,391	5.82	$3,156
Real Estate 1-4 Family	84,568	4.68	508
Real Estate Commercial & Multifamily	365,099	5.72	3,861
Construction 1-4 Family	57,638	7.44	0
Construction Commercial & Multifamily	32,203	6.65	382
Consumer	65,936	4.60	41

Subtotal of covered loans	846,835		$7,948

Less:
Valuation discount resulting from acquisition accounting	231,577
Allowance for loan losses	7,948

Covered loans, net of allowance for loan losses	$607,310

(dollars in thousands)	Covered Loans December 31, 2010	Weighted- Average Risk Rating	Allowance for Loan Losses
Commercial Business	$165,255	5.74	$2,903
Real Estate 1-4 Family	68,700	4.77	1,013
Real Estate Commercial & Multifamily	341,063	5.70	821
Construction 1-4 Family	39,754	7.29	98
Construction Commercial & Multifamily	41,624	6.79	469
Consumer	58,337	4.49	751

Subtotal of covered loans	714,733		$6,055

Less:
Valuation discount resulting from acquisition accounting	191,617
Allowance for loan losses	6,055

Covered loans, net of allowance for loan losses	$517,061

Acquired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans or market-based information for comparable loans. Management monitors and estimates expected future cash flows of acquired loans on a quarterly basis. Acquired loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not a clear indicator of losses on acquired loans as a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.

Draws on acquired loans, advanced subsequent to the loan acquisition date, are accounted for under ASC 450-20 and those amounts are also subject to the Company’s internal and external credit review. An allowance for loan losses is estimated in a similar manner as the originated loan portfolio, and a provision for loan losses is charged to earnings as necessary.

During the six months ended June 30, 2011, the Company recorded a provision expense for losses on covered loans of $1.9 million. Of this amount, $2.3 million was impairment expense calculated in accordance with ASC 310-30 and $462 thousand was a negative provision to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $1.9 million of provision expense for covered loans was partially offset through noninterest income by a $1.5 million increase in the FDIC loss-sharing asset.

The following table shows the changes in accretable yield for acquired loans for three and six months ended June 30, 2011. Due to the provisional measurement of loans acquired from Summit Bank and First Heritage Bank acquisitions, the table below does not include accretable yield arising from those two acquisitions:

(in thousands)	Three months ended June 30, 2011	Six months ended June 30, 2011
Balance at beginning of period	$217,351	$256,572
Accretion	(15,458)	(36,761)
Cash receipts, disposals and change in cash flows	52,629	34,711

Balance at end of period	$254,522	$254,522

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

The following table sets forth activity in covered OREO at carrying value for the three and six months ended June 30, 2011:

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Covered OREO:
Balance, beginning of period	$13,527	$14,443
Established through acquisitions	10,896	10,896
Transfers in, net of write-downs ($23 and $441, respectively)	1,668	5,092
OREO improvements	0	0
Additional OREO write-downs	(99)	(113)
Proceeds from sale of OREO property	(4,122)	(11,081)
Gain on sale of OREO	2,369	5,002

Total covered OREO, end of period	$24,239	$24,239

The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.

FDIC Loss-sharing Asset

The FDIC loss-sharing asset as of June 30, 2011 is comprised of a $199.3 million FDIC indemnification asset and a $6.9 million FDIC receivable. The indemnification is the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$193,053	$210,405	$205,991	$0
Adjustments not reflected in income
Established through acquistions	65,278	0	65,278	210,405
Cash received from the FDIC	(44,892)	0	(44,892)	0
FDIC share of additional estimated losses	991	13,947	2,295	13,947
Other	(1,773)	(1,006)	(1,241)	(1,006)
Adjustments reflected in income
(Amortization) accretion	(6,638)	3,952	(15,641)	3,952
Loan loss provision	1,841	0	1,503	0
Other	(1,622)	(553)	(7,055)	(553)

Balance at end of period	$206,238	$226,745	$206,238	$226,745

9. Changes in Noncovered Other Real Estate Owned

The following table sets forth activity in noncovered OREO for the period:

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Noncovered OREO:
Balance, beginning of period	$26,081	$30,991
Transfers in, net of write-downs ($18 and $108, respectively)	1,106	3,148
OREO improvements	217	468
Additional OREO write-downs	(2,536)	(4,446)
Proceeds from sale of OREO property	(2,502)	(7,874)
Gain on sale of OREO	373	452

Total noncovered OREO, end of period	$22,739	$22,739

10. Goodwill and Intangible Assets

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

The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Total goodwill, beginning of period	$109,639	$109,639	$109,639	$95,519
Established through acquisitions	9,704	0	9,704	14,120

Total goodwill, end of period	119,343	109,639	119,343	109,639

Gross core deposit intangible balance, beginning of period	26,651	26,651	26,651	8,896
Accumulated amortization, beginning of period	(8,939)	(4,820)	(7,955)	(4,033)

Core deposit intangible, net, beginning of period	17,712	21,831	18,696	4,863
Established through acquisitions	1,846	0	1,846	17,755
CDI current period amortization	(956)	(1,055)	(1,940)	(1,842)

Total core deposit intangible, end of period	18,602	20,776	18,602	20,776

Total goodwill and intangible assets, end of period	$137,945	$130,415	$137,945	$130,415

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2011 and the succeeding four years:

(in thousands)	Amount
Year ending December 31,
2011	$2,053
2012	3,760
2013	3,352
2014	2,856
2015	2,176

11. Shareholders’ Equity

Common Stock. On February 3, 2011, the Company declared a quarterly cash dividend of $0.03 per share, payable on March 3, 2011 to shareholders of record as of the close of business on February 17, 2011. On April 27, 2011 the Company declared a quarterly cash dividend of $0.05 per share, payable on May 25, 2011 to shareholders of record at the close of business May 11, 2011. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements. Subsequent to quarter end, on July 28, 2011 the Company declared a quarterly cash dividend of $0.06 per share, payable on August 24, 2011 to shareholders of record at the close of business August 10, 2011.

12. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,
(in thousands)	2011	2010
Net income as reported	$8,632	$5,056
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($3,641) and ($1,907)	6,467	3,610
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $0	0	0

Net unrealized gain from securities, net of reclassification adjustment	6,467	3,610
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0 and $137	0	(248)

Net change in cash flow hedging instruments	0	(248)
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $0	0	0
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($8) and $(4)	14	7

Pension plan liability adjustment, net	14	7

Total comprehensive income	$15,113	$8,425

	Six Months Ended June 30,
(in thousands)	2011	2010
Net income as reported	$14,411	$12,972
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($4,925) and ($3,943)	8,780	7,166
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $20	0	(38)

Net unrealized gain from securities, net of reclassification adjustment	8,780	7,128
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $79 and $401	(143)	(727)

Net change in cash flow hedging instruments	(143)	(727)
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $154 and $(12)	(261)	23
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(16) and $(8)	28	14

Pension plan liability adjustment, net	(233)	37

Total comprehensive income	$22,815	$19,410

13. Fair Value Accounting and Measurement

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at June 30, 2011	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. government agency	$30,278	$0	$30,278	$0
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	693,412	0	693,412	0
State and municipal debt securities	261,639	0	261,639	0
Other securities	4,439	0	4,439	0

Total securities available for sale	$989,768	$0	$989,768	$0
Other assets (Interest rate contracts)	$10,476	$0	$10,476	$0
Liabilities
Other liabilities (Interest rate contracts)	$10,476	$0	$10,476	$0

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:

Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral if the loan is collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment.

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

	Fair value at June 30, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2011	Losses During the Six Months Ended June 30, 2010
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$13,924	$0	$0	$13,924	$411	$5,320
Non-covered OREO	6,846	0	0	6,846	1,313	3,314

	$20,770	$0	$0	$20,770	$1,724	$8,634

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

14. Fair Value of Financial Instruments

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

Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2011 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC.

FDIC loss-sharing asset —The FDIC loss-sharing asset is considered to have a fair value that approximates carrying value.

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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and due from banks	$89,926	$89,926	$55,492	$55,492
Interest-earning deposits with banks	179,573	179,573	458,638	458,638
Securities available for sale	989,768	989,768	763,866	763,866
FHLB stock	18,791	18,791	17,908	17,908
Loans held for sale	655	655	754	754
Loans	2,540,727	2,806,335	2,371,822	2,525,113
FDIC loss-sharing asset	206,238	206,238	205,991	205,991
Interest rate contracts	10,476	10,476	10,167	10,167

Liabilities
Deposits	$3,475,167	$3,447,132	$3,327,269	$3,330,616
FHLB Advances	120,681	123,277	119,405	122,722
Repurchase agreements	25,000	27,099	25,000	27,251
Other borrowings	0	0	642	642
Long-term subordinated debt	25,768	22,655	25,735	20,156
Interest rate contracts	10,476	10,476	10,167	10,167

15. Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments at June 30, 2011 and 2010:

	Asset Derivatives				Liability Derivatives
As of June 30,	2011		2010		2011		2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$10,476	Other assets	$12,002	Other liabilities	$10,476	Other liabilities	$12,002

16. Subsequent Events

On July 7, 2011, the Company redeemed the junior subordinated debentures and terminated Town Center Bancorp Trust I with a cash payment of $3.1 million consisting of principal, interest and fees. On July 29, 2011, The Company redeemed the junior subordinated debentures and terminated Columbia (WA) Statutory Trust I with a cash payment of $22.9 million consisting of principal, interest and fees.

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

•	the effects of the U.S. government’s management of the federal budget and debt crises;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure could not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	the scope and cost of FDIC insurance and other coverages could increase;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking could increase costs or adversely affect our financial results;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	we may not be able to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk; and

•	our profitability measures could be adversely affected if we are unable to effectively deploy the capital we raised in 2010.

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

Earnings Summary

The Company reported net income for the second quarter of $8.6 million applicable to common shareholders or $0.22 per diluted common share, compared to $3.9 million or $0.11 per diluted common share for the second quarter of 2010. The increase in net income from the prior year period was attributable to an increase in net interest income, as well as a reduction in the provision for loan losses, partially offset by a decline in noninterest income and an increase in noninterest expense. Return on average assets and return on average common equity were 0.80% and 4.81%, respectively, for the second quarter of 2011, compared with returns of 0.47% and 2.59%, respectively for the same period of 2010.

The Company reported net income for the first six months of $14.4 million applicable to common shareholders or $0.36 per diluted common share, compared to $10.8 million or $0.34 per diluted common share for the first six months of 2010. The increase in net income from the prior year period was attributable to an increase in net interest income, as well as a reduction in the provision for loan losses, partially offset by a decline in noninterest income and an increase in noninterest expense. Return on average assets and return on average common equity were 0.68% and 4.07%, respectively, for the first six months of 2011, compared with returns of 0.63% and 4.03%, respectively for the same period of 2010.

Revenue (net interest income plus noninterest income) for the three months ended June 30, 2011 was $52.9 million, 2% less than the same period in 2010. The decrease was primarily a result of the $6.4 million change in the FDIC loss sharing asset during the second quarter of 2011. The noninterest income decline was partially offset by an increase in net interest income as a result of recording incremental accretion income of $8.9 million on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes.

Revenue (net interest income plus noninterest income) for the six months ended June 30, 2011 was $97.9 million, 12% less than the same period in 2010. The decrease was primarily a result of a decline in noninterest income due to the gain recorded on the acquisition of American Marine Bank during the first quarter of 2010, as well as the $21.2 million change in the FDIC loss sharing asset. The noninterest income decline was partially offset by an increase in net interest income as a result of recording incremental accretion income of $21.3 million on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes.

Total noninterest expense for the quarter ended June 30, 2011 was $37.2 million, a 7% increase from the second quarter of 2010. The increase was primarily due to the additional operating expenses of the two FDIC assisted acquisitions during the second quarter of 2011.

Total noninterest expense for the six months ended June 30, 2011 was $74.5 million, a 9% increase from the same period in 2010. The increase was primarily due to the additional operating expenses of the two FDIC assisted acquisitions during the second quarter of 2011, as well as establishing a clawback liability for the FDIC loss-sharing agreements.

The Company acquired the banking operations of Burlington, Washington-based Summit Bank in a purchase and assumption agreement with the FDIC on May 20, 2011. The Company acquired tangible assets with a fair value of $126.9 million, including $71.5 million of loans (net of acquisition accounting adjustments) and assumed $123.3 million in deposits. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 21, 2011 to June 30, 2011.

The Company acquired the banking operations of Snohomish, Washington-based First Heritage Bank in a purchase and assumption agreement with the FDIC on May 27, 2011. The Company acquired tangible assets with a fair value of $157.7 million, including $81.9 million of loans (net of acquisition accounting adjustments) and assumed $159.5 million in deposits. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 28, 2011 to June 30, 2011.

The provision for loan and lease losses for the second quarter of 2011 was $2.2 million for the noncovered loan portfolio and 2.3 million for the covered loan portfolio compared with $13.5 million for the noncovered loan portfolio and $0 for the covered loan portfolio during second quarter of 2010. Net charge-offs for the current quarter were $3.4 million compared to $10.7 million for the second quarter of 2010. The provision for loans and lease losses for the first six months of 2011 was $2.2 million for the noncovered loan portfolio and $1.9 million for the covered loan portfolio compared with $28.5 million for the noncovered loan portfolio and $0 for the covered loan portfolio during the first six months of 2010. Net charge-offs for the first six months were $9.1 million compared to $22.2 million for the same period in 2010. As discussed in more detail elsewhere in this report, the provision decision is made quarterly, based on a detailed process to determine the adequacy and appropriateness of the Company’s allowance for loan losses. Accordingly, the level of provisioning in the second quarter of 2011 does not necessarily signal a trend. As a result of recording a noncovered loan provision of $2.2 million, the Company’s total allowance for loan and lease losses was 2.72% of net noncovered loans at June 30, 2011 compared to 3.18% at year-end 2010 and 3.07% at the end of the second quarter 2010. The reduction in the allowance for loan and lease losses to noncovered loans is due primarily to loan growth experienced throughout the second quarter of 2011 and improved asset quality. Net charge-offs for the current quarter were $3.4 million compared to $10.7 million for the second quarter of 2010.

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

Net Interest Income

Net interest income for the second quarter of 2011 was $49.4 million, an increase of 21% from $40.7 million for the same quarter in 2010. The Company’s net interest margin increased to 5.49% in the second quarter of 2011, from 4.66% for the same quarter last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income and the net interest margin. The incremental accretion income had a positive impact of approximately 0.96% on the second quarter’s net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 0.07% on the net interest margin.

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

	Three months ended June 30,			Three months ended June 30,
	2011			2010
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net (1) (2)	$2,439,439	$44,503	7.32%	$2,550,813	$39,036	6.14%
Taxable securities	739,345	8,763	4.75%	501,788	6,998	5.59%
Tax exempt securities(2)	249,494	1,388	2.23%	226,383	1,265	2.24%
Interest-earning deposits with banks and federal funds sold	291,279	184	0.25%	345,564	210	0.24%

Total interest-earning assets	3,719,558	$54,838	5.91%	3,624,548	$47,510	5.26%
Other earning assets	53,211			51,164
Noninterest-earning assets	551,621			652,183

Total assets	$4,324,390			$4,327,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$617,650	$1,340	0.87%	$810,827	$2,243	1.11%
Savings accounts	224,673	42	0.08%	202,691	86	0.17%
Interest-bearing demand	704,363	405	0.23%	658,557	588	0.36%
Money market accounts	932,799	1,061	0.46%	815,682	1,417	0.70%

Total interest-bearing deposits	2,479,485	2,848	0.46%	2,487,757	4,334	0.70%

Federal Home Loan Bank and Federal Reserve Bank borrowings	117,841	713	2.43%	125,135	710	2.28%
Long-term obligations	25,758	253	3.94%	25,692	254	3.96%
Other borrowings	25,489	120	1.89%	25,000	118	1.89%

Total interest-bearing liabilities	2,648,574	$3,934	0.60%	2,663,584	$5,416	0.82%
Noninterest-bearing deposits	903,001			815,904
Other noninterest-bearing liabilities	53,650			163,477
Shareholders’ equity	719,165			684,929

Total liabilities & shareholders’ equity	$4,324,390			$4,327,894

Net interest income (2)		$50,903			$42,094

Net interest margin			5.49%			4.66%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $302 thousand and $694 thousand for the three months ended June 30, 2011 and 2010, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Net interest income for the first six months of 2011 was $99.8 million, an increase of 26% from $79.0 million for the same period in 2010. The Company’s net interest margin increased to 5.64% in the first six months of 2011, from 4.72% for the same period last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios.

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

	Six months ended June 30,			Six months ended June 30,
	2011			2010
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid	Average Rate
ASSETS
Loans, net (1) (2)	$2,413,899	$92,072	7.69%	$2,495,919	$76,099	6.15%
Taxable securities	633,668	15,647	4.98%	494,912	14,189	5.78%
Tax exempt securities(2)	245,043	2,749	2.26%	224,546	2,616	2.35%
Interest-earning deposits with banks and federal funds sold	383,739	482	0.25%	281,726	359	0.26%

Total interest-earning assets	3,676,351	$110,951	6.09%	3,497,103	$93,263	5.38%
Other earning assets	52,961			50,921
Noninterest-earning assets	567,182			589,503

Total assets	$4,296,494			$4,137,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$612,928	$2,787	0.92%	$834,570	$5,084	1.23%
Savings accounts	219,880	88	0.08%	192,484	167	0.18%
Interest-bearing demand	693,614	816	0.24%	626,486	1,241	0.40%
Money market accounts	928,368	2,236	0.49%	788,373	2,783	0.71%

Total interest-bearing deposits	2,454,790	5,927	0.49%	2,441,914	9,275	0.77%

Federal Home Loan Bank and Federal Reserve Bank borrowings	116,525	1,408	2.44%	125,243	1,415	2.28%
Long-term obligations	25,750	504	3.95%	25,684	503	3.95%
Other borrowings	25,751	257	2.02%	25,000	236	1.91%

Total interest-bearing liabilities	2,622,816	$8,096	0.62%	2,617,840	$11,429	0.88%
Noninterest-bearing deposits	889,748			778,354
Other noninterest-bearing liabilities	69,182			128,539
Shareholders’ equity	714,748			612,793

Total liabilities & shareholders’ equity	$4,296,494			$4,137,525

Net interest income (2)		$102,854			$81,834

Net interest margin			5.64%			4.72%

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $526 thousand and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

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

(in thousands)	Three Months Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)(2)	$(1,765)	$7,232	$5,467
Taxable securities	2,936	(1,171)	1,765
Tax exempt securities (2)	128	(6)	123
Interest earning deposits with banks and federal funds sold	(34)	8	(26)

Interest income (2)	$1,265	$6,063	$7,328

Interest bearing liabilities
Deposits:
Certificates of deposit	$(474)	$(429)	$(903)
Savings accounts	8	(52)	(44)
Interest-bearing demand	38	(221)	(183)
Money market accounts	183	(539)	(356)

Total interest on deposits	(245)	(1,241)	(1,486)
FHLB and Federal Reserve Bank borrowings	(43)	47	4
Long-term obligations	1	(2)	(1)
Other borrowings	2	(1)	1

Interest expense	$(285)	$(1,197)	$(1,482)

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $302 thousand and $694 thousand for the three months ended June 30, 2011 and 2010, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(in thousands)	Six Months Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(2,573)	$18,546	$15,973
Taxable securities	$3,609	$(2,151)	$1,458
Tax exempt securities (2)	232	(99)	133
Interest earning deposits with banks and federal funds sold	128	(5)	123

Interest income (2)	$1,396	$16,291	$17,687

Interest bearing liabilities
Deposits:
Certificates of deposit	$(1,175)	$(1,122)	$(2,297)
Savings accounts	21	(100)	(79)
Interest-bearing demand	122	(547)	(425)
Money market accounts	438	(985)	(547)

Total interest on deposits	(594)	(2,754)	(3,348)
FHLB and Federal Reserve Bank borrowings	(102)	95	(7)
Other borrowings and interest bearing liabilities	1	—	1
Long-term subordinated debt	7	14	21

(1)	Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $526 thousand and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.
(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

Provision for Loan and Lease Losses

During the second quarter of 2011, the Company recorded a $2.2 million provision for loan and lease losses on noncovered loans, compared to $13.5 million for the same period in 2010. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Company’s consolidated condensed financial statements presented elsewhere in this report, and was based upon improving credit metrics in the noncovered loan portfolio in conjunction with modest growth of the portfolio. The Company’s total allowance for loan losses was 2.72% of noncovered loans at June 30, 2011 compared to 3.18% and 3.07% of noncovered loans at December 31, 2010 and June 30, 2010 respectively. For the covered loan portfolio, the Company recorded a provision for loan losses of $2.3 million for the quarter ended June 30, 2011.

Noninterest Income

Noninterest income was $3.5 million for the second quarter of 2011, compared to income of $13.2 million for the prior-year period. The decrease was primarily due to the $6.4 million change in the FDIC loss sharing asset recorded as a reduction in income during the current quarter. During the same period in 2010, noninterest income was impacted favorably due to a $3.4 million change in the FDIC loss sharing asset recorded as an increase in income. The change in the FDIC loss sharing asset in the current period recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss sharing agreements due to loan prepayments and removals activity during the quarter.

Noninterest Expense

Total noninterest expense for the second quarter of 2011 was $37.2 million, an increase of 7% from $34.7 million a year earlier. The increase is primarily within compensation and benefits expense and is generally attributed to the May 2011 Summit Bank and First Heritage Bank FDIC-assisted transactions as well as the late 2010 addition of three new banking teams and a new team hired in early 2011. Also contributing to the increase in noninterest expense was the Company recording an additional $448 thousand to its clawback liability and increased net OREO expense. The Company’s Purchase & Assumption agreement with the FDIC requires the Company to reimburse the FDIC at the conclusion of the loss share agreement period, February 2020 for the Columbia River Bank and American Marine Bank transactions, a calculated amount if total losses on the acquired loan portfolios fail to reach a minimum threshold level. The $448 thousand liability recorded in the second quarter increased the accrual to $2.1 million, which represents the net present value of management’s clawback liability estimate of $3.3 million. The clawback liability is evaluated at the individual portfolio level each quarter and adjusted upward or downward according to the total expected losses over the loss share period. Net OREO expense for the second quarter 2011 was $214 thousand, an increase of $886 thousand over the net OREO recovery of $672 thousand for the second quarter 2010.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three months ended June 30,				Six months ended June 30,
	2011	$ Change	% Change	2010	2011	$ Change	% Change	2010
	(dollars in thousands)
Compensation	$15,343	$1,211	9%	$14,132	$30,930	$5,030	19%	$25,900
Employee benefits	3,467	$694	25%	2,773	6,736	$1,448	27%	5,288
Contract labor	649	$57	10%	592	714	$(2,581)	-78%	3,295

	19,459	1,962	11%	17,497	38,380	3,897	11%	34,483
All other noninterest expense:
Occupancy	4,388	$81	2%	4,307	8,785	$509	6%	8,276
Merchant processing	905	$(322)	-26%	1,227	1,788	$(539)	-23%	2,327
Advertising and promotion	1,012	$227	29%	785	1,913	$290	18%	1,623
Data processing and communications	1,913	$(654)	-25%	2,567	3,837	$(609)	-14%	4,446
Legal and professional services	1,498	$21	1%	1,477	2,911	$(64)	-2%	2,975
Taxes, license and fees	907	$219	32%	688	1,772	$520	42%	1,252
Regulatory premiums	1,079	$(383)	-26%	1,462	3,274	$316	11%	2,958
Net cost of operation of other real estate owned	214	$886	-132%	(672)	(228)	$(868)	-136%	640
Amortization of intangibles	955	$(100)	-9%	1,055	1,939	$97	5%	1,842
FDIC clawback expenses	448	$448	100%	—	2,148	$2,148	100%	—
Other	4,386	$34	1%	4,352	7,991	$171	2%	7,820

Total all other noninterest expense	17,705	457	3%	17,248	36,130	1,971	6%	34,159

Total noninterest expense	$37,164	$2,419	7%	$34,745	$74,510	$5,868	9%	$68,642

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three months ended June 30,		Increase (Decrease) Amount	Six months ended June 30,		Increase (Decrease) Amount
(in thousands)	2011	2010		2011	2010
Postage	$493	$498	$(5)	$1,022	$974	$48
Software support & maintenance	299	280	19	609	526	83
Supplies	350	400	(50)	617	709	(92)
Insurance	215	141	74	437	375	62
ATM Network	240	208	32	462	385	77
Travel	298	249	49	513	413	100
Employee expenses	139	120	19	310	253	57
Sponsorships and charitable contributions	288	248	40	418	439	(21)
Directors fees	115	113	2	230	224	6
Federal Reserve Bank processing fees	81	72	9	160	140	20
CRA partnership investment expense	370	80	290	424	146	278
Investor relations	115	62	53	140	82	58
Miscellaneous	1,383	1,881	(498)	2,649	3,154	(505)

Total other noninterest expense	$4,386	$4,352	$34	$7,991	$7,820	$171

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate and FDIC clawback liability expense, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 69.49% compared to 68.15% for the second quarter 2010.

Income Taxes

We recorded an income tax provision of $2.7 million for the second quarter of 2011, compared to expense of $668 thousand for the same period in 2010. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

BUSINESS COMBINATIONS

On May 20, 2011 the Company acquired certain assets and assumed certain liabilities of Summit Bank from the FDIC in an FDIC-assisted transaction. A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

May 20, 2011
(in thousands)
Assets
Cash and due from banks	$1,837
Interest-earning deposits with banks and federal funds sold	14,198
Investment securities	871
Federal Home Loan Bank stock	406
Acquired loans	71,452
Accrued interest receivable	429
Premises and equipment	42
FDIC receivable	6,984
Other real estate owned covered by loss sharing	2,671
Goodwill	3,770
Core deposit intangible	509
FDIC indemnification asset	27,174
Other assets	786

Total assets acquired	$131,129

Liabilities
Deposits	$123,279
Federal Home Loan Bank advances	7,772
Accrued interest payable	71
Other liabilities	7

Total liabilities assumed	$131,129

On May 27, 2011 the Company acquired certain assets and assumed certain liabilities of First Heritage Bank from the FDIC in an FDIC-assisted transaction. A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

May 27, 2011
(in thousands)
Assets
Cash and due from banks	$4,688
Interest-earning deposits with banks	6,689
Investment securities	5,303
Federal Home Loan Bank stock	477
Acquired loans	81,857
Accrued interest receivable	476
Premises and equipment	5,339
FDIC receivable	4,751
Other real estate owned covered by loss sharing	8,286
Goodwill	5,934
Core deposit intangible	1,337
FDIC indemnification asset	38,104
Other assets	1,743

Total assets acquired	$164,984

Liabilities
Deposits	$159,525
Federal Home Loan Bank advances	5,003
Accrued interest payable	421
Other liabilities	35

Total liabilities assumed	$164,984

For complete discussion and disclosures see footnote 4 in the condensed consolidated financial statements included in Part 1, Item 1 of this report.

FINANCIAL CONDITION

Total assets increased $172.8 million, or 4.1%, to $4.43 billion as of June 30, 2011, compared to $4.26 billion as of December 31, 2010. The increase in total assets was primarily due to the FDIC-assisted acquisitions completed in the second quarter as disclosed in footnote 4 of the unaudited consolidated condensed financial statements.

Investment Securities

At June 30, 2011, the Company held investment securities totaling $989.8 million compared to $763.9 million at December 31, 2010. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to the Company actively investing funds with a focus on short-term, high quality debt instruments with a very high degree of certainty to their cash flows, with maturities laddered over a period of twelve to thirty-six months. These securities are used by the Company as a component of its balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.

At June 30, 2011, the market value of securities available for sale had an unrealized gain, net of tax, of $21.5 million compared to an unrealized gain, net of tax, of $12.7 million at December 31, 2010. The change in market value of securities available for sale is due primarily to fluctuations in interest rates subsequent to purchase. The Company does not consider these investment securities to be other than temporarily impaired. In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	June 30, 2011	December 31, 2010
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$693,412	$506,642
State and municipal securities	261,639	253,981
U.S. government agency securities	30,278	—
Other securities	4,439	3,243

Total	$989,768	$763,866

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

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	June 30, 2011		December 31, 2010
Commercial business	$836,745	42.1%	$795,369	41.5%
Real estate:
One-to-four family residential	51,077	2.6%	49,383	2.6%
Commercial and five or more family residential properties	843,288	42.4%	794,329	41.5%

Total real estate	894,365	45.0%	843,712	44.1%
Real estate construction:
One-to-four family residential	52,368	2.7%	67,961	3.5%
Commercial and five or more family residential properties	29,886	1.5%	30,185	1.6%

Total real estate construction	82,254	4.2%	98,146	5.1%
Consumer	177,564	8.9%	182,017	9.5%

Subtotal	1,990,928	100.2%	1,919,244	100.2%
Less: Deferred loan fees	(3,454)	-0.2%	(3,490)	-0.2%

Total noncovered loans, net of deferred fees	1,987,474	100.0%	1,915,754	100.0%

Less: Allowance for loan and lease losses	(54,057)		(60,993)

Noncovered loans, net	1,933,417		1,854,761
Covered loans, net of allowance of ($7,948) and ($6,055), respectively	607,310		517,061

Total loans, net	$2,540,727		$2,371,822

Loans Held for Sale	$655		$754

Total noncovered loans increased $71.7 million, or 4%, from year-end 2010. However, moderate economic growth and limited loan demand may limit overall average loan growth. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.

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

The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	June 30, 2011	December 31, 2010
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$11,690	$32,367
Real estate:
One-to-four family residential	2,746	2,996
Commercial and five or more family residential real estate	22,810	23,192

Total real estate	25,556	26,188
Real estate construction:
One-to-four family residential	10,108	18,004
Commercial and five or more family residential real estate	5,976	7,584

Total real estate construction	16,084	25,588
Consumer	6,074	5,020

Total nonaccrual loans	59,404	89,163
Restructured loans:
Commercial business	109	—
Commercial and five or more family residential real estate	5,871	5,747
One-to-four family residential construction	701	758

Total restructured loans	6,681	6,505

Total nonperforming loans	66,085	95,668
Other real estate owned and other personal property owned	37,116	30,991

Total nonperforming assets, excluding covered assets	$103,201	$126,659

As of June 30, 2011, nonperforming noncovered assets were $103.2 million, compared to $126.7 million at December 31, 2010. The percent of nonperforming, noncovered assets to period-end noncovered assets at June 30, 2011 was 2.72% compared to 3.40% for December 31, 2010. For additional discussion and disclosure see Note 7 to the Company’s Consolidated Financial Statements presented elsewhere in this report.

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

At June 30, 2011, our allowance for loan and lease losses for noncovered loans was $54.1 million, or 2.72% of total noncovered loans (excluding loans held for sale) and 82% of nonperforming, noncovered loans. This compares with an allowance of $61.0 million, or 3.18% of the total loan portfolio (excluding loans held for sale), 64% of nonperforming loans at December 31, 2010.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$55,315	$56,981	$60,993	$53,478

Charge-offs:
Commercial business	(834)	(5,428)	(4,205)	(7,644)
One-to-four family residential	(216)	(104)	(664)	(104)
Commercial and five-or-more family residential	(1,554)	(499)	(1,919)	(2,982)
One-to-four family residential construction	(805)	(3,002)	(2,232)	(7,664)
Commercial and five-or-more family residential construction	(1,078)	(726)	(1,565)	(3,079)
Consumer	(271)	(1,314)	(1,196)	(2,453)

Total charge-offs	(4,758)	(11,073)	(11,781)	(23,926)
Recoveries
Commercial business	592	132	697	656
One-to-four family residential	—	15	—	15
Commercial and five-or-more family residential	13	3	86	41
One-to-four family residential construction	700	141	1,804	908
Consumer	45	49	108	76

Total recoveries	1,350	340	2,695	1,696

Net charge-offs	(3,408)	(10,733)	(9,086)	(22,230)
Provision charged to expense	2,150	13,500	2,150	28,500

Ending balance	$54,057	$59,748	$54,057	$59,748

Total loans, net at end of period, excluding covered loans and loans held for sale (1)	$1,987,474	$1,945,972	$1,987,474	$1,945,972

Allowance for loan and lease losses to period-end loans, excluding covered loans	2.72%	3.07%	2.72%	3.07%

Allowance for unfunded commitments and letters of credit
Beginning balance	$1,660	$815	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	(200)	—	295	40

Ending balance	$1,460	$815	$1,460	$815

(1)	Excludes loans held for sale.

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

Deposit Activities

Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $144.5 million, or approximately 5%, since year-end 2010 while certificates of deposit greater than $100,000 increased slightly to $282.8 million from year-end 2010.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At June 30, 2011 brokered and other wholesale deposits (excluding public deposits) totaled $48.9 million, or 1% of total deposits, compared to $61.5 million, or 2% of total deposits, at year-end 2010. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2011		December 31, 2010		June 30, 2010
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$923,031	26.6%	$895,671	26.9%	$835,356	25.5%
Interest bearing demand	707,554	20.3%	672,307	20.2%	648,263	19.7%
Money market	933,412	26.9%	920,831	27.7%	831,059	25.3%
Savings	232,633	6.7%	210,995	6.3%	200,806	6.1%
Certificates of deposit less than $100,000	346,345	10.0%	298,678	9.0%	315,835	9.6%

Total core deposits	3,142,975	90.5%	2,998,482	90.1%	2,831,319	86.2%

Certificates of deposit greater than $100,000	282,766	8.1%	266,708	8.0%	354,780	10.8%
Certificates of deposit insured by CDARS®	48,524	1.4%	38,312	1.2%	74,242	2.3%
Wholesale certificates of deposit	396	0.0%	23,155	0.7%	23,155	0.7%

Subtotal	3,474,661	100.0%	3,326,657	100.0%	3,283,496	100.0%

Premium resulting from acquisition date fair value adjustment	506		612		1,451

Total deposits	$3,475,167		$3,327,269		$3,284,947

Borrowings

We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, one-to-four family real estate mortgages, and other loans. At June 30, 2011, we had FHLB advances of $120.2 million, before acquisition date fair value adjustments, compared to $119.4 million at December 31, 2010. The slight increase in FHLB advances was primarily due to the borrowings assumed from the Summit and First Heritage acquisitions.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2011 and December 31, 2010 we had repurchase agreements of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

During 2001, the Company, through a special purpose trust (“the Trust”) participated in a pooled trust preferred offering, whereby the Trust issued $22.0 million of 30-year floating rate capital securities. The capital securities constitute guaranteed preferred beneficial interests in debentures issued by the Trust. The debentures had an initial rate of 7.29% and a rate of 3.85% at June 30, 2011. The floating rate is based on the 3-month LIBOR plus 3.58% and is adjusted quarterly. Through the Trust, we may call the debentures at any time for a premium and after ten years at par, allowing us to retire the debt early if market conditions are favorable. Through the 2007 Town Center Bancorp acquisition, the Company assumed an additional $3.0 million in floating rate trust preferred obligations; these debentures had a rate of 4.03% at June 30, 2011. The floating rate is based on the 3-month LIBOR plus 3.75% and is adjusted quarterly.

The trust preferred obligations are classified as long-term subordinated debt and our related investment in the Trust is recorded in other assets on the consolidated balance sheets. The balance of the long-term subordinated debt was $25.8 million and $25.7 million at June 30, 2011 and December 31, 2010, respectively. The subordinated debt payable to the Trust is on the same interest and payment terms as the trust preferred obligations issued by the Trust.

Subsequent to quarter-end, on July 7, 2011, we redeemed the junior subordinated debentures and terminated Town Center Bancorp Trust I with a cash payment of $3.1 million consisting of principal, interest and fees. On July 29, 2011, we redeemed the junior subordinated debentures and terminated Columbia (WA) Statutory Trust I with a cash payment of $22.9 million consisting of principal, interest and fees. The decision to redeem these debentures, which was subject to approval by the Federal Reserve Bank, was based upon an evaluation of the Company’s liquidity position and capital levels.

Contractual Obligations & Commitments

We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2011, we had commitments to extend credit of $644.2 million compared to $612.0 million at December 31, 2010.

Capital Resources

Shareholders’ equity at June 30, 2011 was $727.7 million, up from $706.9 million at December 31, 2010. Shareholders’ equity was 16.4% and 16.6% of total period-end assets at June 30, 2011 and December 31, 2010, respectively.

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

The Company and its subsidiaries qualify as “well-capitalized” at June 30, 2011 and December 31, 2010.

	Company		Columbia Bank		Requirements
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	24.15%	24.47%	18.88%	18.20%	8%	10%
Tier 1 risk-based capital ratio	22.89%	23.20%	17.62%	16.93%	4%	6%
Leverage ratio	14.19%	13.99%	10.68%	10.33%	4%	5%

Stock Repurchase Program

In March 2002 the Board of Directors approved a common stock repurchase program whereby the Company may systematically repurchase up to 500,000 of its outstanding shares of common stock. The Company may repurchase shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under this current stock repurchase program during the first six months of 2011, and as of June 30, 2011 we have repurchased 66,317 shares of common stock under the program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2011, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2010. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s 2010 Annual Report on Form 10-K.

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

A protracted economic recovery could adversely affect our future results of operations or market price of our stock.

The national economy and the financial services sector in particular continue to face significant challenges. We cannot accurately predict how quickly or strongly the economy will recover from the recent recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, a slow or fragile recovery could continue to present risks for some time for the industry and our company.

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

If our assumptions are incorrect, significant earnings volatility can occur and the balance of the FDIC loss-sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse effect on our operating results.

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

On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. The adopted regulations: (1) modify the definition of an institution’s deposit insurance assessment base; (2) alter certain adjustments to the assessment rates; (3) revise the assessment rate schedules in light of the new assessment base and altered adjustments; and (4) provide for the automatic adjustment of the assessment rates in the future when the reserve ratio reaches certain milestones.

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

In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debt card interchange fees and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of June 30, 2011, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2011 we had stock in the FHLB totaling $18.8 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of June 30, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED.]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Summit Bank, Burlington, Washington, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of May 20, 2011 (1)

2.2	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of First Heritage Bank, Snohomish, Washington, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of May 27, 2011 (2)

10.1	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective December 15, 2010, for directors and key employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholder’s Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

*	Furnished herewith
(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on May 26, 2011
(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on June 3, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date: August 5, 2011	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

2.1	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Summit Bank, Burlington, Washington, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of May 20, 2011 (1)

2.2	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of First Heritage Bank, Snohomish, Washington, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of May 27, 2011 (2)

10.1	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective December 15, 2010, for directors and key employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholder’s Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

*	Furnished herewith
(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on May 26, 2011
(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on June 3, 2011