Form 10-K/A
period 2010-12-31
COLUMBIA BANKING SYSTEM INC
filed 2011-10-31
CIK 887343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

On March 1, 2011 Columbia Banking System, Inc. (the “Company” or “Columbia”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K Report”). Subsequent to filing the 10-K Report, a typographical error was discovered in the Summary Compensation Table of the 2011 Annual Meeting Proxy Statement which was incorporated by reference into Part III of the 10-K Report. The error was that the 2010 bonus for Mark W. Nelson was reported as a 2009 bonus. Accordingly, we are filing this Amendment No. 1 (this “Amendment”) to the 10-K Report to (i) to include the corrected information as set forth in Item 11 of the 10-K Report; and (ii) to re-file Item 15 (Exhibits and Financial Statement Schedules) to include currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as exhibits to this Amendment. No other revisions or amendments have been made to Part IV of the 10-K Report. This Amendment does not reflect events occurring after March 1, 2011, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.

COLUMBIA BANKING SYSTEM, INC.

FORM 10-K/A ANNUAL REPORT

(Amendment No. 1)

DECEMBER 31, 2010

i

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The Corporate Governance and Nominating Committee has authority over director compensation subject to the Board’s authority to approve changes. Directors receive compensation in the form of cash and, as applicable, equity awards in the form of restricted stock or stock options. We do not pay directors who are also employees of Columbia or Columbia Bank additional compensation for their service as directors.

The following table shows compensation paid or accrued for the last fiscal year to our non-employee directors. The footnotes to the table describe the details of each form of compensation paid to directors.

2010 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Change in pension value and nonqualified deferred compensation earnings ($) (3)	Total ($)

John P. Folsom	$66,000	—	—	$0	$66,000
Frederick M. Goldberg	50,500	—	—	0	50,500
Thomas M. Hulbert	57,500	—	—	0	57,500
Thomas L. Matson, Sr.	40,750	—	—	0	40,750
Daniel C. Regis	50,000	—	—	0	50,000
Donald H. Rodman	41,000	—	—	0	41,000
William T. Weyerhaeuser	77,750	—	—	0	77,750
James M. Will	46,500	—	—	0	46,500

(1)	Amount shown for Mr. Folsom represents (i) retainer in the amount of $25,000; (ii) $15,000 as chairman of the Audit Committee; (iii) per meeting board attendance fees of $9,000; and (iv) per meeting committee attendance fees of $17,000.

Amount shown for Mr. Goldberg represents (i) retainer in the amount of $25,000 (ii) $5,000 as Chairman of the M&A Committee; (iii) per meeting board attendance fees of $9,000 and (iv) per meeting committee attendance fees of $11,500.

Amount shown for Mr. Hulbert represents (i) retainer in the amount of $25,000 (ii) $9,000 as chairman of the Compensation Committee; (iii) per meeting board attendance fees of $9,000; and (iv) per meeting committee attendance fees of $14,500.

Amount shown for Mr. Matson represents (i) retainer in the amount of $25,000 (ii) per meeting board attendance fees of $8,250; (iii) per meeting committee attendance fees of $7,500.

Amount shown for Mr. Regis represents (i) retainer in the amount of $25,000 (ii) $5,000 as Chairman of the E.R.M. Committee; (iii) per meeting board attendance fees of $9,000; (iv) per meeting committee attendance fees of $11,000.

Amount shown for Mr. Rodman represents (i) retainer in the amount of $25,000;(ii) per meeting board attendance fees of $9,000; (iii) per committee meeting attendance fees of $7,000.

Amount shown for Mr. Weyerhaeuser represents (i) retainer in the amount of $25,000 (ii) $25,000 as Chairman of the Board; (iii) per meeting board attendance fees of $8,250; (iv) per meeting committee fees of $19,500.

Amount shown for Mr. Will represents (i) retainer in the amount of $25,000; (ii) $3,750 as chairman of the Bank’s Trust Committee; (iii) per meeting board attendance fees of $8,250; (iii) per meeting committee attendance fees of $9,500.

(2)	No stock awards or stock options were granted to the directors in 2010. At fiscal year end, the non-employee directors had in the aggregate outstanding stock option awards to purchase shares of the Company as follows: Mr. Folsom 1,050 shares and Mr. Weyerhaeuser 1,050 shares.

At fiscal year-end, each non-employee director had 1,000 shares in unvested restricted stock awards.

(3)	Represents above-market earnings on Mr. Goldberg’s deferred compensation account. The material terms of the “Deferred Compensation Plan” are described below under the heading “Executive Compensation.”

Cash Compensation. Non-employee directors are paid an annual retainer as compensation plus a per meeting attendance fee for service as a director. Members of the Audit, Personnel and Compensation and Corporate Governance and Nominating Committees, respectively, receive an additional per meeting attendance fee. The Chairman of the Board and Chairmen of the Audit, Compensation E.R.M., M&A and certain other committees receive an additional retainer in light of the increased demands associated with those positions. Non-employee directors may elect to defer the receipt of meeting and/or director fees in accordance with the terms of the Company’s Deferred Compensation Plan.

Equity Compensation. Non-employee directors may from time to time be granted restricted stock awards pursuant to our Stock Option and Equity Compensation Plan (the “Plan”), the material terms of which are discussed under the section “Executive Compensation – Equity Compensation.” Restricted stock awards generally vest over a pre-determined period.

From time to time, we grant nonqualified stock options to our directors. These options are granted under the Plan, and generally vest (i.e. become exercisable) three years from the date of grant, unless different vesting is approved by the Corporate Governance and Nominating Committee. The options may be exercised for a period of five years after they vest. If a director dies, becomes disabled, or retires (defined to mean a termination of directorship with at least five years of service or after attaining the age of 75), all options (whether or not vested) become immediately exercisable and may be exercised by the director or the director’s estate for a period of five years or until the expiration of the stated term of the option. If a director terminates service on the Board for any reason other than death, disability or retirement, all options, to the extent then exercisable, must be exercised within 90 days unless the term for exercise is extended by the Board. If any director is removed by shareholders, all options will immediately terminate.

Long Term Care Program. In 2001, we implemented a long-term care program for directors serving at that time, which provides benefits in the event those individuals become chronically ill. The coverage is for a period of three years up to a lifetime, depending on the age of the director, and the amount of the benefit is based on the director’s years of service with Columbia after the inception of the long-term care program. We paid a one-time premium for the long-term care policies. Expenses are allocated to the directors participating in the program on an annual basis. All directors covered by this plan are fully vested. If a director is terminated for cause, the director must reimburse Columbia for the full premium paid. A director must reimburse a percentage of the premium if the director voluntarily resigns or chooses not to run for re-election. The long-term care program was available to all directors, including executive officers that were also directors. We have purchased Bank Owned Life Insurance policies to fund this program. The Board has no plans to extend the program to include future officers or directors.

Deferred Compensation Plan. The Deferred Compensation Plan is a program under the management incentive plans pursuant to which directors may defer up to 100% of their total retainer fees. The terms of this plan are described under “Executive Compensation – Deferred Compensation Plan.”

Executive Officer Compensation

Report of the Personnel and Compensation Committee on Executive Compensation

The Personnel and Compensation Committee of the Board of Directors makes the following report which, notwithstanding anything to the contrary set forth in any of Columbia’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, will not be incorporated by reference into any such filings and will not otherwise be deemed to be proxy soliciting materials or to be filed under such Acts.

The Personnel and Compensation Committee of the Board (the “Committee”) met and discussed with management the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K, and based on that review and discussion, the Committee recommended to the Board that the CD&A be included as part of the proxy statement and 2010 Annual
10-K Report.

As a participant in the U.S. Treasury’s Capital Purchase Program under TARP, the Company was subject to certain restrictions on compensation and corporate governance requirements during the time when the preferred stock issued to Treasury was outstanding (the “CPP Period”). The Company redeemed the preferred stock, and the CPP Period ended, on August 11, 2010. Pursuant to the requirements of Sections 111(b)(3)(A), 111(b)(3)(E), 111(b)(3)(F) and 111(c) of the Emergency Economic Stabilization Act of 2008, and 31 CFR Part 30.4, the Committee hereby certifies that, during the CPP Period:

1.	It reviewed with the Company’s senior risk officers the “senior executive officer” (“SEO”) compensation plans and made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Columbia;

2.	It reviewed with the Company’s senior risk officers the Company’s employee compensation plans and made all reasonable efforts to limit any unnecessary risks these plans pose to Columbia; and

3.	It reviewed the Company’s employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Columbia to enhance the compensation of any employee.

The following SEO compensation plans do not contain any features that could reasonably be interpreted to encourage SEO’s to take risks:

SEO Compensation Plan	How the Plan Does Not Encourage Taking Risks
Amended and Restated Employee Stock Purchase Plan	Plan permits the purchase of Company stock; interests are aligned with shareholders; no risk-taking incentives inherent in the plan.

Employment, Change in Control and Severance Agreements	Agreements provide fixed cash compensation amounts under various circumstances; no incentive criteria included in the agreements.

Supplemental Executive Retirement Plan and Supplemental Compensation Agreement	Plan and agreements provide fixed supplemental and/or retirement compensation.

Deferred Compensation Plan (401 Plus Plan)	Plan provides for the deferral of compensation with a return linked to market benchmarks.

Each of the Company’s other SEO and general employee compensation plans is listed in the table below, together with an explanation of how each such plan does not encourage SEO’s and other employees to take unnecessary and excessive risks that threaten the value of Columbia.

SEO Compensation Plan	How the Plan Does Not Encourage Unnecessary and Excessive Risks that Threaten the Value of Columbia
2010 Incentive Bonus Plan

The goals reflected in performance criteria under the plan—achievement of financial results, achievement of operational results, and overall achievement of strategic objectives—either mitigate risk or are consistent with prudent risk management practices (including but not limited to because the potential payouts to which the goals are tied are not significant enough to encourage excessive risk-taking).

•     Our financial performance results goals do not entail unnecessary or excessive risk-taking given Columbia’s business model. For example, earnings per share was the primary measurement of financial performance considered by the Committee for 2010, and the significant majority of Columbia’s earnings are driven by net interest income, which depends to a great extent on the credit quality of the Company’s loan portfolio. Given this business model and the direct link between credit quality and profitability, incentives to drive incremental earnings do not encourage excessive risk-taking, but rather drive a focus on credit quality and managing risk effectively.

•     The strategic activities goal relates to execution against strategic opportunities as they arise. Success in strategic opportunities involves, at the Board level, a prudent assessment of risk when evaluating potential opportunities, and at the management level, successfully managing and mitigating risk in executing and integrating strategic transactions. Risk management is therefore a critical component of this goal.

SEO Compensation Plan	How the Plan Does Not Encourage Unnecessary and Excessive Risks that Threaten the Value of Columbia

•     Our operational goals are reflected in efficiency and expense control metrics primarily. Incentives to increase revenue do not encourage excessive risk-taking in part because they operate within the Company’s overall risk management framework.

•     The discretionary element does not drive excessive risk-taking because executives know the Board and Committee value prudence and conservatism, particularly in this economic environment.

Amended and Restated Stock Option and Equity Compensation Plan	Award values are linked to the market price of the Company’s stock; awards vest over a period of years; interests are aligned with shareholders; no risk-taking incentives inherent in the plan

In addition, the Committee determined that no general employee compensation plan links the potential for any material payout to the Company’s reported earnings, and so no such plan can reasonably be viewed as encouraging the manipulation of reported earnings to enhance the compensation of any employee.

Members of the Personnel and Compensation Committee

Thomas M. Hulbert, Chairman

Frederick M. Goldberg

Donald H. Rodman

Thomas L. Matson

Compensation Discussion & Analysis

References to the “Committee” in this section refer to the Personnel and Compensation Committee.

Company Philosophy

Columbia’s goal is to be one of the leading Pacific Northwest regional community banks, with a significant presence in selected markets, and to consistently increase earnings per share and shareholder value. Management believes that there continues to be opportunity for organic growth based upon its 84-branch footprint and the organization’s commitment to delivering exceptional customer service and quality products, and growth through selective acquisitions. Our business strategy is to provide our customers with the financial sophistication and breadth of products of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and balanced loan and deposit portfolios, building our strong core deposit base, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. We believe that, as a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, and other financial services in the communities we serve. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest. We believe that achievement of these goals will create long-term value for Columbia’s shareholders, consistent with protecting the interests of depositors.

Compensation Philosophy

In keeping with our long-term Company goal and our effort to consistently increase earnings per share and shareholder value, the Compensation Committee is guided by the following seven key principles in determining the compensation of the Named Executives:

•	Competition. Compensation should reflect the competitive marketplace, so that the Company can attract, retain, and motivate key executives of superior ability who are critical to our future success.

•

Reasonable Levels of Compensation. Total compensation opportunities and payouts should be reasonable and not excessive. We generally strive to target total compensation near the median of our peers. We do not rigidly target or formulaically set compensation at the median or any other specific percentile. However, we do target overall compensation for executive officers in amounts that are roughly in line with the median of our peers.

•

Accountability for Business Performance. The executives’ compensation in salary, as well as short-term and long-term incentive compensation, should be tied in part to overall Company financial performance.

•	Accountability for Individual Performance. To encourage and reflect individual contributions to the Company’s performance, compensation should be tied in part to the individual’s performance.

•

Alignment with Shareholder Interests. Compensation should be tied in part to the Company’s stock performance through the granting of stock awards with multi-year vesting which serve to align executives’ interests with those of our shareholders.

•

Independent Oversight. The Compensation Committee, composed solely of independent directors, is responsible for reviewing and establishing the compensation for the Named Executives. The Committee periodically receives advice of an independent compensation consultant who has been retained by and reports directly to the Committee and performs no other work for management.

•	Risk Management. Compensation policies and practices should align with sound risk management and be structured not to create incentives to subject Columbia to excessive risk.

The compensation tables that appear later in this proxy statement reflect decisions made by the Compensation Committee. The reader is encouraged to refer to the tables while reviewing this section in order to understand how our compensation philosophy is put into action.

Impact of TARP Capital Purchase Program Regulations on Executive Compensation

In November 2008, the Company issued and sold $76.9 million of Preferred Stock to the U.S. Treasury, together with a warrant to purchase the Company’s common stock, as a voluntary participant in the CPP. On August 11, 2010, the Company redeemed all of the Preferred Stock and subsequently repurchased the related common stock warrant from the Treasury. During the portion of 2010 when the Preferred Stock was still outstanding (i.e., from January 1, 2010 through August 11, 2010) (the “2010 CPP Period”), the Company was subject to the compensation and corporate governance standards and restrictions under legislation and related Treasury Department rules applicable to CPP participants (the “CPP Rules”). In accordance with the CPP Rules, we did not pay nor accrue any cash bonuses to the Named Executives in or for the 2010 CPP Period.

Overall Compensation Levels for 2010

Overall 2010 compensation for Columbia’s executive team increased a total of 23% compared to 2009. (When compared to 2008, overall compensation for 2010 was down 17%). This increase between 2009 and 2010 is primarily attributable to discretionary bonus payments, which occurred for the first time since 2007, and increased expense associated with the defined benefit pension plans caused by a significant reduction in the actuarial discount rate assumption used to calculate such expense.

Factors in Setting Overall Compensation Levels

When establishing salaries and annual cash incentive and long-term equity incentive compensation opportunities for executive officers, the Committee considers the following factors:

•	the Company’s overall performance during the past year including meeting its financial and other strategic goals;

•	the executives’ respective levels of responsibility and functions within the Company;

•	each executive’s performance during the past year in meeting individual goals;

•

how compensation of Columbia’s executive officers compares to executives at peer institutions, with a particular focus on financial institutions with similar Company objectives and comparable asset size;

•	alignment of executive compensation decisions and policies with the decisions and policies applicable to other employees;

•	the need to provide a competitive executive compensation package to attract and retain superior executive talent;

•	as appropriate, general economic conditions within the Company’s market area and the overall banking industry; and

•	restrictions under the CPP Rules (for the 2010 CPP Period);

•	the recommendations of our Chief Executive Officer in setting compensation for executives other than the Chief Executive Officer; and

•	the results of the prior year’s shareholder advisory vote on executive compensation (which did not materially impact compensation decisions for 2010 given the high level of shareholder support).

The Compensation Committee generally follows this process for determining executive compensation; however, other discretionary and subjective components may also be considered if appropriate.

The Role of Benchmarking

In 2009, the Compensation Committee commissioned Towers Watson (formerly Watson Wyatt) to update an earlier study of Columbia’s executive compensation compared to a peer group comprised of other publicly traded financial services companies. The Committee used the report coming out of this study as a reference in making 2010 compensation decisions. Since this study is updated every other year, the information provided in the 2009 update will also inform the Committee’s 2011 compensation decisions. The updated report provided Towers Watson’s market observations on executive base salaries, short-term and long-term incentives based on competitive data from published compensation surveys and proxy filings of an updated peer group of 19 bank holding companies. Further, Towers Watson performed trend line (regression) analysis on the market data to predict salary levels for executives in bank holding companies with an asset size of approximately $3 billion. Towers Watson relied on the same market survey information sources as in prior editions of the study, which includes the following published compensation surveys for competitive market data: 2009/10 Towers Watson Financial Services Compensation Calculator, the 2009/10 Towers Watson Top Management Compensation Calculator, and the 2009 Milliman Northwest Financial Industry Salary Survey.

As part of the 2009 executive compensation review, Towers Watson updated the benchmarking peer group used in the prior study they performed for Columbia in 2007. Of the 17 bank holding companies included in the 2007 study, 10 had to be dropped because either they no longer existed or were in significantly weakened financial condition. Those companies were replaced and two more were added to bring the revised peer group up to a total of 19. The newly added bank holding companies were selected based on asset size and their proximity to Columbia’s SNL ranking (as of 2009 Q1) for the following criteria:

•	Risk-based Capital ratio

•	Construction and Land Development Loans/Total Loans ratio

•	Commercial and Industrial (C&I) Loans/Total Loans ratio

•	Non-performing Assets/Total Assets ratio

•	Core deposits/Total Deposits ratio

The 19 comparable commercial bank holding companies that comprised our peer group in the study include: Banner Corp., Chemical Financial Corp., CoBIZ Financial Inc., Glacier Bancorp Inc., Hanmi Financial Corp., Hudson Valley Holding Corp., Mercantile Bank Corp., Nara Bancorp Inc., Old Second Bancorp Inc., Sandy Spring Bancorp Inc., Simmons First National Corp., Southside Bancshares Inc., Stellarone Corp., Sun Bancorp Inc., Texas Capital Bancshares Inc., Tompkins Financial Corp., West Coast Bancorp., Westamerica Bancorp, and Wilshire Bancorp Inc.

The updated market research indicated that the overall compensation level for our Chief Executive Officer should be in the $1.0 to $1.1 million range. Towers Watson summarized the observations from its study as follows. As of October 2009:

•	Executive base salaries were 104% overall of median market levels;

•	Historical short-term (cash) incentive targets (disregarding restrictions under the CPP Rules) were comparable to targets reported by peers and published surveys;

•	Long-term incentive values were significantly lower than market levels; and

•

Overall total direct compensation (TDC) levels for all Named Executives were below market references, particularly for the CEO (disregarding restrictions under the CPP Rules by applying a short-term incentive target in-line with pre-CPP levels). Target TDC for all Named Executives was 90% of market references; and

•	Actual TDC for all Named Executives was 69% of market references.

Based on the analysis conducted for the updated study, and in consideration of historical executive compensation practices at Columbia, Towers Watson made the following recommendations to the Compensation Committee:

•	Retain current base salary grade levels;

•	Retain current short-term incentive targets and

•	When contemplating long-term incentives in the form of equity-based awards, consider:

•	Competitive grant multiples;

•	Share availability under the Company’s shareholder-approved equity compensation plan; and

•	The potential for the market price of the Company’s stock to appreciate over time.

Allocation Among Components

In allocating target compensation among various compensation elements, we believe that compensation for the Chief Executive Officer should be more heavily weighted toward performance-based elements, since the Chief Executive Officer has the greatest ability to influence the Company’s overall performance. The Committee believes that certain critical control positions, such as the Chief Financial Officer, Chief Operating Officer, Chief Credit Officer and the Human Resources Director should receive a relatively higher portion of their compensation in base salary, which is consistent with the compensation practices of our peer group.

2010 Allocation

The following table shows the allocations among various elements of total direct compensation resulting from the Compensation Committee’s decisions for 2010 target total compensation for Named Executives, which were made in early 2010 when it was unknown when the Company would redeem the Preferred Stock and no longer be subject to the restrictions on compensation under the CPP Rules. “Total direct compensation” includes base salary, annual cash incentive target and annual long-term equity incentive grant value. As noted above, under the CPP Rules, cash incentive awards could not be paid or accrued during the 2010 CPP Period to our five most highly compensated employees based on prior year compensation, which for 2010 included all of our Named Executives other than Mr. Roberts. The Committee determined to treat Mr. Roberts consistently with the other Named Executives in this respect. Accordingly, since the eventual timing of the redemption of the Preferred Stock was unknown when 2010 target compensation was allocated among the various components, we did not allocate any portion of target total compensation for Named Executives to short-term cash incentive awards. In addition, the Committee awarded annual equity grants to Named Executives for 2010 in December 2009, not in 2010, but the value of those grants is reflected in the table below because the Committee considered them part of 2010 total direct compensation. Since the allocation for short-term cash incentive compensation dropped to zero in 2010, the target allocations for other elements were greater than in 2009 in percentage terms, although not materially greater in dollar amounts.

	Base Salary	Cash Incentive Target	Equity Incentive Target	Total Direct Compensation
President and CEO	65%	0%	35%	100%
EVP and Chief Financial Officer	73%	0%	27%	100%
EVP and Chief Operating Officer	73%	0%	27%	100%
EVP and Chief Credit Officer	77%	0%	23%	100%
EVP and Human Resource Director	77%	0%	23%	100%

2011 Allocation

Because we are no longer subject to the restrictions on compensation under the CPP Rules, in allocating total direct compensation among the various elements for 2011 the Compensation Committee returned to a more holistic approach consistent with our compensation objectives and philosophy, which included providing a short-term cash incentive opportunity. Accordingly, the Committee allocated a portion of each Named Executive’s overall target compensation to a short-term cash incentive opportunity in-line with peers and target levels before the Company was subject to the restrictions under the CPP Rules. This caused the allocations for the other elements to decline in percentage terms, but not in dollar terms.

	Base Salary	Cash Incentive Target	Equity Incentive Target	Total Direct Compensation
President and CEO	56%	28%	16%	100%
EVP and Chief Financial Officer	62%	22%	16%	100%
EVP and Chief Operating Officer	62%	22%	16%	100%
EVP and Chief Credit Officer	62%	22%	16%	100%
EVP and Human Resources Director	62%	22%	16%	100%

Key Elements

Columbia’s overall compensation program for executives currently consists of six key elements, with short-term cash incentive opportunities having been reintroduced since we have fully repaid our obligations under the CPP.

Base Salary. Salaries are used to provide a fixed amount of base compensation that is competitive with relevant organizations and internally consistent based upon each position’s scope of responsibilities. The salaries of the Named Executives are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. We consider Company financial performance and individual performance, qualifications, experience, and overall contribution to the organization when setting base salary levels.

Short-Term Incentives. Cash incentive payouts may be awarded under the Company’s Incentive Bonus Plan. Consistent with competitive practices, we believe executives should have a portion of targeted total compensation at risk, contingent upon meeting predefined goals. We believe it is important that executive incentives be based upon both the overall performance of the Company against specific, pre-set quantitative objectives, and individual performance goals. The variable annual incentive opportunity permits individual performance to be recognized and, through the goals and weightings applied to each executive, is based in significant part on the contribution made by the executive to Columbia’s overall performance.

Long-Term Equity Incentives. Executive officers and other key management positions should have a meaningful portion of their competitive total compensation opportunity linked to shareholder return, which is directly tied to our long-term vision of growth, stability, asset quality and our commitment to a personalized banking approach. Long-term incentives take the form of equity awards that are intended to align the interests of an executive with those of Columbia’s shareholders by tying value to the market value of Columbia stock, and further serve to promote an executive’s continued service to the organization by vesting over a period of years (typically four years, with no vesting before two years).

Retirement Benefits. The Company believes that a retirement plan for its executive officers is an important part of the total compensation package and provides a mechanism for attracting and retaining superior executives. Retirement benefits currently offered to executives consist of supplemental compensation arrangements, also known as “Unit Plans”, and an executive deferred compensation plan. Prior to 2004, the Company provided supplemental executive retirement plans or SERP’s to certain executives, including Ms. Dressel and Messrs. Schminkey and Nelson.

Severance and Change-in-Control Benefits. The Company provides severance and change-in-control benefits to executives that are payable in circumstances the Compensation Committee believes are appropriate and market-competitive. Change-in-control benefits are “double-trigger”, meaning they are payable only if the executive experiences a qualifying termination of employment in connection with a change-in-control of the Company.

General Employee Benefits. Like other employees, the Company strives to assist executives in meeting their retirement income, health care, disability income, time-off and other needs through competitive, cost-effective, Company-sponsored programs that provide individuals with reasonable flexibility in the context of their individual circumstances.

The combination of these key elements enables us to reinforce our pay-for-performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, promotes creating long-term shareholder value, and helps us recruit and retain top executives.

Decisions regarding executive total compensation program design, and individual pay, are made in the context of the total compensation philosophy outlined above, including Columbia’s financial performance. We believe that this approach best serves the interests of Columbia’s shareholders. It enables Columbia to meet the requirements of the highly competitive banking environment in which it operates, while ensuring that executive officers are compensated in a way that advances both the short-term and long-term interests of shareholders.

Base Salary

Our goal is to provide base salary levels that reflect a combination of factors, including competitive pay levels relative to the peer group discussed above, the executives’ individual performance, the executives’ experience and tenure, and our overall annual budget (which takes into account Company financial performance). Consistent with the Company’s overall budget for base salary increases, the Named Executives received base salary increases of approximately two percent for 2010, resulting in base salaries as follows: Ms. Dressel: $428,400; Mr. Schminkey: $239,700; Mr. Nelson: $239,700; Mr. McDonald: $198,900; and Mr. Roberts: $183,600.

Short-Term Cash Incentive Compensation

Historically our approach has been that executive officers typically have an annual incentive (bonus) opportunity with awards based on the Company’s performance against specific pre-set financial and operational goals, as well as the Committee’s subjective assessment of the achievement of certain strategic initiatives.

The design of this annual cash incentive program reflects the guidance provided by Towers Watson; each position is assigned a target incentive opportunity which reflects the position’s relative importance to the overall success of the Company as well as the levels of incentive opportunity offered to comparable positions within Columbia’s peer group. The annual cash incentive program incorporates a scorecard format that lists weights and prioritizes the primary annual performance targets for executive officers. For each quantifiable performance measure selected, three levels of achievement are defined to determine the amount of incentive that will be paid.

•	Acceptable—Below this level of performance, no amounts are payable.

•	Expected—At this level of performance, 100% of the target amounts are payable.

•	Outstanding—At this level of performance, 150% of the target amounts are payable.

Payout percentages are interpolated for actual results that fall between thresholds. For each non-quantifiable performance measure, the Committee applies its discretionary judgment across a spectrum ranging from acceptable to outstanding.

2010 Annual Incentive Program

Although Columbia was subject to the CPP Rules when 2010 scorecards were developed and thus it was unknown at that time whether any annual cash incentive could be paid or accrued to the Named Executives for any part of 2010, we developed scorecards covering the Named Executives as a means of driving and assessing their performance against critical goals and to provide a reference for the Committee to use in determining 2010 cash incentive awards, if any, in the event Columbia redeemed the Preferred Stock issued to Treasury during 2010, as was the case. Each Named Executive was assigned a target annual incentive opportunity as a percentage of base salary and consistent with target levels used before Columbia was subject to the CPP Rules. The target annual incentive levels were 50% of base salary for the Chief Executive Officer and 35% for the other Named Executives. In early 2011, the Committee determined to award discretionary bonuses to all Named Executives, using the Company’s performance against the goals contained in the Chief Executive Officer’s 2010 scorecard as a reference to assess Company and executive performance.

2010 Objective Performance Goals

The scorecard used as a reference when the Committee determined to award discretionary bonuses to the Named Executives for 2010 had the following performance goals and weightings, which are objective performance goals except where otherwise noted. The targets for the objective performance measures have not been disclosed because we believe their disclosure would cause competitive harm to Columbia. But, in general, these targets included Financial Results, Operational Results and Strategic Initiatives that contribute to long-term shareholder value. Targets for “Expected” or 100% performance were set at a level the Committee believed would be challenging but attainable with strong execution against the Company’s strategic plan for 2010. Although the Company did not pay executive bonuses in 2009 or 2008 due to the Company’s financial performance in a challenging economic environment and the CPP Rules, bonus payouts in 2007 and 2006 using the same scorecard approach were in the range of 59% and 30% of target, respectively. In early 2011, the Compensation Committee assessed the Company’s performance with respect to the 2010 performance measures. The results for the performance measures and the related payout percentages are shown in the table below.

Goal	Weighting (as % of Total Opportunity) (a)	2010 Actual Performance (b)	Weighted Factor (a x b)
Achievement of Financial Results Targets	20%	150%	30%
Achievement of Operational Results Targets	60%	98%	59%
Strategic Initiatives (1)	20%	100%	20%
Total Weighted Performance	100%		109%

(1)	Subjective performance goal, discussed below

2010 Subjective Performance Goals

As noted in the table above, the Committee subjectively assessed the Company’s performance on strategic initiatives identified in early 2010, as follows: market expansion, de novo growth (both branches and teams), and growth through acquisitions. The Committee determined that these and other critical strategic initiatives had been achieved at a 100% level, based on the Company’s market expansion into eastern Washington, eastern Oregon and the Olympic Peninsula in western Washington; the repayment of CPP obligations; de novo growth through the addition of two new commercial banking teams (Everett, WA and Salem, OR) and subsequent branch openings in these new markets; two completed FDIC-assisted acquisitions; and a successful capital raise.

2010 Payouts for Each Named Executive

The Committee used its discretion to apply the foregoing payout percentages to each Named Executive’s typical target bonus opportunity to calculate a total payout. The following table shows these calculations for each Named Executive:

Named Executive	Base Salary	Target Incentive %	Actual Incentive Award % (1)	Calculated Incentive Award
Ms. Dressel	$428,400	50%	54.5%	$233,500
Mr. Schminkey	$239,700	35%	38%	$91,450
Mr. Nelson	$239,700	35%	38%	$91,450
Mr. McDonald	$198,900	35%	38%	$75,880
Mr. Roberts	$183,600	35%	38%	$70,000

(1)	Calculated as 109% of Target Incentive, applying the Total Weighted Performance shown in the table above.

Long-Term Equity Incentive Compensation

Columbia’s compensation philosophy recognizes that executive officers and other key management should have a meaningful portion of their total compensation opportunity tied to shareholder return that is directly aligned with our long-term vision of growth and profitability. Columbia’s use of stock-based compensation is an important element of employee compensation that facilitates the alignment of management’s goals with the goals of the shareholders and the retention of executive management and other key employees. Long-term equity incentive awards to the Named Executives consist of restricted stock awards, which generally vest over a period of four years. Columbia’s use of stock-based compensation is based on the principles that:

•	stock-based compensation is an important element of executive pay;

•	Company and individual performance in the prior year are taken into account when equity compensation awards are granted; and

•	owning an interest in Columbia stock is an important ingredient in forming the partnership of the employee with the goals of the organization and the shareholders.

In establishing award levels, we do not consider the equity ownership levels of the recipients or prior awards that are fully vested, because each equity award is awarded as an incentive to drive future shareholder return and to promote retention. It is our belief that competitors who might try to hire away our employees would not give credit for equity ownership in Columbia and, accordingly, to remain competitive, we cannot afford to give credit for that factor either.

Levels of awards are considered using a multiple of salary, market conditions and the executives’ level of contribution to the Company based on the attainment of Company and individual goals. The Chief Executive Officer awards are based primarily on Company performance and the awards for the remainder of executive management are based on a combination of Company financial performance and goals specific to their area of responsibility as related to the Company’s strategic initiatives and leadership development goals. In making decisions about equity compensation, the Committee is guided by the Towers Watson report to ensure that equity award levels for our executives are competitive when compared to companies in our peer group.

Historically, annual grants to executives have occurred in February of each year. However, annual grants to Named Executives for 2010 were made in December 2009. Accordingly, no equity award values are shown for 2010 in the compensation tables that follow, and amounts shown for 2009 represent two annual grants: the 2009 grant made in February 2009 and the 2010 grant made in December 2009. When appropriate, the Committee considers off-cycle grants in addition to regular annual grants, although no off-cycle grants to Named Executives were made in 2010. We do not coordinate the timing of equity award grants with the release of material non-public information. Equity award values are based on the closing market price of our stock on the date the Board approves the grant.

Policy for the Recovery of Incentive Compensation

We have adopted a policy for the recovery of incentive compensation under certain circumstances. Under this policy, the Company will recover incentive compensation awarded to current or former executive officers (during the preceding three years) if the Company restates its financial results due to material noncompliance with any financial reporting requirement under the securities laws, to the extent the original awards exceeded the amounts that would have been paid under the restated results.

Stock Ownership Guidelines

The Company has adopted stock ownership guidelines for its executive officers. The guidelines are intended to help closely align the financial interests of these officers with those of Columbia’s shareholders. Officers are expected to make continuing progress towards compliance with the guidelines during a five-year period. The ownership guidelines are as follows: (1) senior executive officers (currently including the positions of Chief Executive Officer, President and Chief Operating Officer) have a required minimum ownership of approximately 28,000 shares; and (2) the Chief Banking Officer, Chief Credit Officer, Chief Financial Officer and Executive Vice President in charge of Human Resources have a required minimum ownership of approximately 21,000 shares. All of the Company’s executive officers have exceeded the required minimum.

The Board has also approved stock ownership guidelines that call for non-employee directors to own at least 7,000 shares within five years of joining the Board. At year-end 2010, all directors had exceeded the ownership guidelines.

Retirement Benefits

The Company believes that a retirement plan for its executive officers is an important part of the total compensation package and provides a mechanism for attracting and retaining superior executives. The Company has not adopted a formal pension plan but, instead, has provided retirement benefits to its executives in the form of Supplemental Executive Retirement and Compensation Plans (“SERPs”) and the Deferred Compensation Plan. In 2004, the Company terminated the use of further SERPs and adopted the Supplemental Compensation or “Unit Plan” for future executives.

Supplemental Executive Retirement Plan. In 2001, Columbia implemented a SERP for certain executive officers of Columbia to provide retirement benefits to those officers. The SERP provides a fixed lifetime annual retirement benefit, the amount of which declines to the extent the executive retires before normal retirement age. The SERPs serve a retention purpose by vesting over five years (ten years for Mr. Nelson), and by restricting the executive from working for a competitor during the benefit distribution period. We have provided SERPs to Ms. Dressel and Messrs. Schminkey and Nelson. A more detailed description of the SERPs is located in the section entitled “Post Employment and Termination Benefits.”

Supplemental Compensation Plan. Starting in 2004, the Company began using supplemental compensation arrangements, which we call “Unit Plans”, to provide retirement benefits for executive officers instead of SERPs. The Unit Plan vehicle was selected following actuarial analysis which indicated that the Unit Plan approach was a more straightforward, cost-effective vehicle for delivering competitive retirement benefits to future executive officers. Like the SERPs, the Unit Plans serve a retention purpose by vesting over five to ten years, and by restricting the executive from working for a competitor during the benefit distribution period. As more fully described in the section entitled “Post Employment and Termination Benefits,” we have awarded three separate Unit Plans to Andrew L. McDonald, Executive Vice President and Chief Credit Officer, and one Unit Plan to Kent L. Roberts, Executive Vice President and Director of Human Resources.

Executive Deferred Compensation Plan. As more fully described in the section entitled “Post Employment and Termination Benefits,” we also provide non-employee directors and highly-compensated employees (as defined by IRS rules) with the opportunity to defer compensation because their participation in our 401(k) plan is limited under federal income tax rules and we believe they should have other similar means of saving for retirement. Currently, interest paid on the participant deferrals is 3-month LIBOR (the “London Interbank Offered Rate”) plus 3.58%, the same rate as is paid on the Company’s Trust Preferred Securities.

Executive Employment and Change-in-Control Agreements

Ms. Dressel serves as President and Chief Executive Officer of Columbia and Columbia Bank pursuant to an employment agreement entered into effective August 1, 2004, which is described in detail in the section entitled “Post Employment and Termination Benefits.” The Company believes that an employment agreement helps protect the interests of our shareholders in a number of meaningful ways. First, it guarantees continuity of leadership through retention. Second, it contains a non-compete provision that remains in force for duration of the pay-out period. Third, and perhaps most importantly, through severance and change-in-control provisions the employment agreement reduces potential concerns from shareholders about the degree to which the Chief Executive Officer is affected by short-term prospects for continued employment when making key strategic, long-term decisions.

Columbia has entered into change-in-control agreements with the Named Executives other than Ms. Dressel, which are described in detail in the section entitled “Post Employment and Termination Benefits.” The change-in-control agreements contain provisions, similar to those in Ms. Dressel’s employment agreement, that require payments in the event of termination of employment related to a change-in-control. These arrangements are “double trigger”, meaning that because they provide payments only upon a termination of employment in connection with a change-in-control, no covered executive will receive payments due to a change-in-control alone.

Compensation Tables

The following table shows compensation paid or accrued for the last three fiscal years to Columbia’s Chief Executive Officer, Chief Financial Officer and each of the other Named Executives.

Summary Compensation Table

		Salary ($)	Bonus ($)	Stock Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	(6)
Melanie J. Dressel, President and Chief Executive Officer	2010 2009 2008	$425,601 420,000 416,667	$233,500 0 0	$0 146,820 144,540	$328,100 171,100 167,725	$15,990 9,540 324,155	$1,003,191 747,460 1,053,087

Gary R. Schminkey, EVP, Chief Financial Officer	2010 2009 2008	238,950 236,000 234,167	91,450 0 0	0 73,410 72,270	107,900 51,500 52,623	15,028 6,887 333,155	453,328 367,797 692,215

Mark W. Nelson, EVP, Chief Operating Officer	2010 2009 2008	237,938 235,001 231,667	91,450 0 0	0 81,650 72,270	195,200 109,700 104,654	15,206 6,284 414,436	539,794 432,635 823,027

Andrew L. McDonald EVP, Chief Credit Officer	2010 2009 2008	197,438 195,001 193,333	75,880 0 0	0 61,175 60,225	0 0 1,457	58,038 46,655 52,819	331,356 302,831 307,834

Kent L. Roberts, EVP, Director of Human Resources	2010 2009 2008	182,250 180,000 177,500	70,000 0 0	0 61,175 60,225	0 0 2,404	31,369 24,152 27,962	283,619 265,327 268,091

(1)	Amounts include discretionary contributions under the “Deferred Compensation Plan” as follows: Ms. Dressel $12,000; Mr. Nelson $6,000; Mr. McDonald $5,040 and Mr. Roberts $20,000. The material terms of the “Deferred Compensation Plan” are described below.
(2)	Represents a discretionary bonus paid for 2010 as discussed in Compensation Discussion and Analysis above.
(3)	Represents the grant date fair value of the stock awards. The fair value of these awards was determined in accordance with the Compensation - Stock Compensation topic of the FASB ASC. Assumptions used to calculate these amounts are set forth in the footnotes to the Grants of Plan-Based Awards Table and in the notes to the Company’s audited financial statements for the fiscal year ended 2010, included in the Company’s accompanying Annual Report.

There were no restricted stock awards granted to the Named Executives in 2010.

(4)	The amount for Ms. Dressel represents the increase during 2010 in actuarial present value of accumulated benefit under the Supplemental Executive Retirement Plan, the material terms of which are described below under “Post Employment and Termination Benefits.” The increase in actuarial present value of accumulated benefit obligation from prior periods is due to a reduction of the discount rate utilized to measure the accumulated benefit obligation. Management annually reviews the appropriateness of this discount rate.

The amount for Mr. Schminkey represents the increase during 2010 in actuarial present value of accumulated benefit under the Supplemental Executive Retirement Plan, the material terms of which are described below under “Post Employment and Termination Benefits.” The increase in actuarial present value of accumulated benefit obligation from prior periods is due to a reduction of the discount rate utilized to measure the accumulated benefit obligation. Management annually reviews the appropriateness of this discount rate.

The amount for Mr. Nelson represents the increase during 2010 in actuarial present value of accumulated benefit under the Supplemental Executive Retirement Plan, which he is not currently entitled to receive because such amounts are not vested, the material terms of which are described below under “Post Employment and Termination Benefits.” The increase in actuarial present value of accumulated benefit obligation from prior periods is due to a reduction of the discount rate utilized to measure the accumulated benefit obligation. Management annually reviews the appropriateness of this discount rate.

(5)	Amount shown for Ms. Dressel includes $7,350 in 401(k) plan matching contributions, $7,350 in Deferred Compensation Plan discretionary contributions and $1,290 in group term life insurance premiums.

Amount shown for Mr. Schminkey includes $7,169 in 401(k) plan matching contributions, $7,169 in Deferred Compensation Plan discretionary contributions and $690 in group term life insurance premiums.

Amount shown for Mr. Nelson includes $6,958 in 401(k) plan matching contributions, $6,958 in Deferred Compensation Plan discretionary contributions and $1,290 in group term life insurance premiums.

Amount shown for Mr. McDonald includes $5,761 in 401(k) plan matching contributions; $5,761 in Deferred Compensation Plan discretionary contributions, $690 in group term life insurance premiums and $45,826 in Company contributions to a supplemental retirement benefit plan (“Unit Plan”).

Amount shown for Mr. Roberts includes $4,868 in 401(k) plan matching contributions, $4,868 in Deferred Compensation Plan discretionary contributions $1,290 in group term life insurance premiums and $20,343 in Company contributions to a Unit Plan.

The amount paid to Ms. Dressel in 2008 includes a one-time payment of $309,206 attributed to the BOLI replacement program. Excluding the impact of the BOLI replacement program, total compensation in 2008 for Ms. Dressel was $734,065.

The amount paid to Mr. Schminkey in 2008 includes a one-time payment of $318,346 attributed to the BOLI replacement program. Excluding the impact of the BOLI replacement program, total compensation in 2008 for Mr. Schminkey was $368,916.

The amount paid to Mr. Nelson in 2008 includes a one-time payment of $399,208 attributed to the BOLI replacement program. Excluding the impact of the BOLI replacement program, total compensation in 2008 for Mr. Nelson was $418,866.

Equity Compensation

Stock Option and Equity Compensation Plan. The Amended and Restated Stock Option and Equity Compensation Plan (the “Equity Compensation Plan”) is unlimited in duration and provides for the grant of restricted stock, incentive stock options, nonqualified stock options, restricted stock units and stock appreciation rights. All eligible employees and directors may participate in the Stock Option Plan. As of December 31, 2010, 93,964 shares are subject to granted but unexercised options and 620,606 shares remain available for future grant.

Restricted stock awards, generally, vest gradually over four years, subject to the following conditions: (i) the executive must remain fully employed with Columbia; and (ii) any remaining restrictions on the awards will automatically be removed following a change in control. Restricted stock awards carry full voting and dividend rights from the date of grant.

2010 Grants of Plan-Based Awards

There were no grants of awards made to the Named Executives under the Company’s Equity Compensation Plan in 2010. As disclosed in the proxy statement for the 2010 Annual Meeting of Shareholders, the regular annual grant for 2010 was made in late 2009.

2010 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Melanie J. Dressel	0	0	2,867	$58,658
Gary R. Schminkey	0	0	1,434	29,339
Mark W. Nelson	0	0	1,434	29,339
Andrew L. McDonald	0	0	1,334	27,293
Kent L. Roberts	0	0	500	10,230

(1)	Value realized represents the fair market value of the shares at the date of vesting.

Outstanding Equity Awards at 2010 Fiscal Year-End

Name	Option Awards				Stock Awards
	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Melanie J. Dressel	0	0	$0	—	26,800	$564,408
Gary R. Schminkey	0	0	0	—	13,400	282,204
Mark W. Nelson	0	0	0	—	14,400	303,264
Andrew L. McDonald	5,000	0	21.66	05/26/2012	12,000	252,720
Kent L. Roberts	0	0	0	—	9,500	200,070

(1)	Restricted Stock Awards are held in escrow and become fully vested on February 22, 2011, December 13, 2011, February 27, 2012, February 25, 2013 and December 29, 2013.
(2)	Based on the closing market price of $21.06 on December 31, 2010.

Post Employment and Termination Benefits

The following is a discussion regarding the post employment and termination arrangements currently in place for the Named Executives. The amounts are based on the maximum amounts that could be paid under these arrangements.

The following table provides information regarding nonqualified deferred compensation paid to the Named Executives during fiscal year 2010.

2010 Nonqualified Deferred Compensation

Name	Executive Contribution in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (2)	Aggregate Balance at Last FYE ($)
Melanie J. Dressel	$12,000	$360	$8,827	$236,399
Gary R. Schminkey	0	0	5,357	139,493
Mark W. Nelson	6,000	180	3,509	94,641
Andrew L. McDonald	5,400	162	3,617	97,139
Kent L. Roberts	20,000	600	6,297	174,884

(1)	Amounts deferred in 2010 under the 401 Plus Plan, the terms of which are described below. These amounts are reflected in the salary column of the Salary Compensation Table.
(2)	The interest rate shall be equal to the three month LIBOR rate plus 3.58%. The Plan Administrator shall annually review the calculation of the rate of interest that will be applied to the Deferred Compensation Account (the “DCA”) (the “Interest Crediting Rate”) for appropriateness. The Interest Crediting Rate shall be adjusted quarterly for fluctuations in the three-month LIBOR rate. Plan participants will be notified of any adjustments to the Interest Crediting Rate.

On the last date of each month, the DCA maintained for each participant shall be credited with an amount equal to the product of (i) one-twelfth (1/12th) of the Interest Crediting Rate for the quarter in which such month occurs, times (ii) the average balance in the DCA for that month. The amount so credited shall be treated as a part of the credit balance of the DCA for all purposes of this Plan. As used herein, the average balance in a DCA for a month shall be equal to the quotient determined by dividing (i) the sum of the credit balance in the DCA at the close of business each day in the calendar month, by (ii) the number of days in such month.

Deferred Compensation Plan. In February 2004, the Board adopted a deferred compensation plan known as the 401 Plus Plan (“EDCP”) for certain directors, a select group of senior management and key employees, as designated by resolution of the Board. The EDCP generally provides for the deferral of certain taxable income earned by participants in the EDCP. Non-employee directors may elect to have any portion, up to 100% of his or her director’s fees deferred. Designated officers or key employees may elect to defer annually under the EDCP up to 50% of his or her salary to be earned in the calendar year, and up to 100% of any cash bonuses.

Distribution Election Notice. At the time a participant first makes an election to defer covered compensation, he or she must deliver to the Company a signed “distribution election notice” in which he or she elects to receive distributions of the credit balance in his DCA in the form of either a single lump-sum payment or monthly installment payments over a period not to exceed one hundred twenty (120) months. A participant may change such election from time to time; but if a distribution election notice is delivered to the Company less than twelve (12) calendar months before the month in which distributions begin, such notice will not be effective and the Company will instead treat the distribution election notice that was last delivered to the Company before such twelve (12) calendar month period as the effective notice.

Distributions Upon Retirement or Disability. The Company will distribute the credit balance in a DCA maintained for a participant at the time he or she retires or becomes disabled as either a single lump-sum or monthly installment payments, as elected by the participant. If the participant has elected a single lump-sum distribution, such distribution will be made within ninety (90) days after the date that a participant retires or becomes disabled. If the participant has elected monthly installment payments, such distribution will be made on the first day of each month, beginning with the first day of the third month following the month in which a participant retires or becomes disabled and continuing until the full amount of the DCA maintained for the participant has been distributed. Until the DCA has been distributed in full, interest will continue to be credited to the DCA. The monthly installment payments will be in as nearly equal amounts as possible. Notwithstanding any contrary provisions of the Plan, if the participant dies after monthly installment payments of the credit balance in the DCA maintained for him or her have begun, then the remaining credit balance in the DCA will be distributed to his or her designated beneficiary in a single lump-sum within thirty (30) days after the Company receives notice that participant has died.

Lump Sum Distributions Upon Termination of Employment Other Than Because of Death, Disability, or Retirement or if DCA is Less Than $25,000. Notwithstanding a participant’s election to receive a distribution of the credit balance in the DCA maintained for him or her in the form of monthly installment payments, such credit balance will be distributed to the participant in a single lump-sum within ninety (90) days after the date on which he or she terminates his or her services or employment with the Company, if (i) such termination of services or employment is for any reason other than because he or she retires or becomes disabled, or (ii) if the credit balance of the DCA maintained for him or her does not exceed twenty-five thousand dollars ($25,000). If a participant’s services or employment with the Company is terminated because of his or her death, the credit balance in the participant’s DCA will be distributed to his designated beneficiary.

2010 Pension Benefits

Name	Plan Name (1)	Number of Years Credited Service (#) (2)	Present Value of Accumulated Benefit ($) (3)
Melanie J. Dressel	SERP	18	$1,245,700
Gary R. Schminkey	SERP	18	389,500
Mark W. Nelson	SERP	8	774,300
Andrew L. McDonald	N/A	N/A	N/A
Kent L. Roberts	N/A	N/A	N/A

(1)	The terms of the Supplemental Executive Retirement Plan (SERP) are described below.
(2)	Under the terms of the SERP, executives must, in addition to other conditions, be fully vested, which requires that the executive be employed by Columbia for at least five years. Both Ms. Dressel and Mr. Schminkey are 100% vested; Mr. Nelson is 70% vested, and will attain full vesting in 2013.
(3)	The estimated maximum annual retirement benefit payable under the SERP for the Named Executives upon attaining age 65 is as follows: Ms. Dressel $294,688; Messrs. Schminkey and Nelson $206,957 and $161,627, respectively.

Supplemental Executive Retirement Plan. In 2001, Columbia implemented a supplemental executive retirement plan (SERP) for certain executive officers of Columbia (the “Executives”) to provide retirement benefits to those officers. The SERP is unsecured and unfunded and there are no plan assets. Columbia has purchased single premium Bank Owned Life Insurance (BOLI policies) on the lives of the Executives and other officers and intends to use income from the BOLI policies to offset SERP benefit expenses.

The SERP provides the Executives with lifetime retirement benefits of a fixed initial amount of $294,688, $206,957 and $161,627, respectively, for each of Ms. Dressel and Messrs. Schminkey and Nelson. The SERP includes a number of restrictions on payment, including a requirement, subject to certain exceptions, that the Executive attain age 65 (62 in the event of a change in control). The SERP includes a number of potential adjustments to the date on which retirement payments are initiated and to the amount of the Executives benefit. These potential adjustments include provisions for early retirement at a reduced benefit amount, and a 2% annual inflation adjustment to benefit payments. Executives terminated pursuant to a change in control of Columbia, or disabled under any circumstances will be 100% vested (subject to the limitations under the CPP Rules), regardless of tenure. Other potential SERP adjustments include an elimination of benefits if the Executive violates non-competition requirements or if the Executive is terminated for cause or resigns voluntarily before achieving 100% vesting. The retirement benefits are funded from accruals to a benefit account during the participant’s employment. The amount of the accrual is determined annually. The executive attains vesting by years of service, vesting 20% per year and becoming fully vested after five years.

Executive Employment Agreement. Ms. Dressel serves as President and Chief Executive Officer of Columbia and Columbia Bank pursuant to an employment agreement entered into effective August 1, 2004. The term of the employment agreement with Ms. Dressel is a rolling three-year term that provides for termination by either party through a notice of non-renewal submitted at least 60 days prior to the anniversary of the agreement.

Ms. Dressel’s employment agreement provides that if her employment is terminated without cause or if she resigns for good reason, then she will receive salary and benefits for the greater of two years or the balance of the contract term, a prorated portion of any incentive payment earned during the year of termination, and all forfeiture provisions regarding any outstanding restricted stock or other compensation agreements will lapse. The employment agreement also provides for certain benefits and payments if Ms. Dressel’s employment is terminated in connection with a change in control (as defined in the agreement). In such event, in addition to the continued benefits and payment of base salary described above (as well as the lapsing of any forfeiture provisions), the agreement provides that Ms. Dressel will receive an amount equal to two times any incentive payment she received during the year preceding her termination, and all of her stock awards will fully vest or any restrictions will be removed. In the event Ms. Dressel is terminated without cause, or she terminates for good reason, and within six months the Company publicly announces a change in control, upon closing of the change in control, the agreement provides that she will be entitled to receive the change in control payments set forth above, less any payments that she received as a termination payment.

Effective February 1, 2009, Ms. Dressel voluntarily agreed to an amendment to her employment agreement that provides that if the total payment and benefits to be received by her as a result of a termination of employment in connection with a change in control would be in an amount that would cause them to be a “parachute payment” within the meaning, of Section 280G of the Code, such payments will be reduced so that the total amount of such payments and benefits is $1 less than the amount constituting a parachute payment.

The table below shows the maximum amounts that could be paid to Ms. Dressel under her agreement, and (i) is based on her salary at December 31, 2010; and (ii) assumes the triggering event was December 31, 2010.

	Termination /Change in Control Payments - Melanie J. Dressel
			Voluntary Termination	Termination	Termination
	Death	Disability	For Good Reason	w/o Cause	due to CIC
Base salary(1)	$—	$—	$856,800	$856,800	$856,800
Targeted incentive bonus			—	—	214,200
Benefits payable under SERP (2)		294,688	191,547	294,688	235,750
Life Insurance Proceeds (3)	400,000			—	—
Healthcare and other benefits			23,774	23,774	23,774
401(k) employer contribution			7,350	7,350	7,350
FMV of accelerated equity vesting (4)	564,408	564,408	564,408	564,408	564,408
Total	$964,408	$859,096	$1,643,879	$1,747,020	$1,902,282

(1)	Termination without Cause and Voluntary Termination for Good Reason; represents two times Ms. Dressel’s annual salary. Termination due to Change in Control; represents two times Ms. Dressel’s annual salary and targeted incentive bonus.
(2)	Represents maximum annual lifetime benefit payable and is subject to a 2% annual inflation adjustment.
(3)	The dollar amount represents amounts that would be due to Ms. Dressel’s beneficiaries under group term life insurance program that provides a benefit for employees generally equal to two times salary as of the date of death, subject to a cap of $200,000. Such amounts would be paid by insurance companies rather than by us.
(4)	For purposes of this table the fair market value of the accelerated vesting of equity awards is determined as being the difference between the Company’s December 31, 2010 closing stock price and the strike price of the accelerated equity awards. It is expected that in the event of a change in control, the per share settlement stock price would be substantially higher than that used in this table.

Change in Control Agreements. Columbia Bank has entered into change in control agreements with Mark W. Nelson, Executive Vice President and Chief Operating Officer, Andrew L. McDonald, Executive Vice President and Chief Credit Officer, Gary R. Schminkey, Executive Vice President and Chief Financial Officer and Kent L. Roberts, Executive Vice President and Director of Human Resources.

The agreements contain provisions, similar to those contained in the employment agreement for Ms. Dressel discussed above, that require payments in the event of termination of employment related to a change in control. Under the terms of the agreements, following termination in connection with a change in control, the executives are entitled to (i) receive their base salary for terms of two years (one year in the case of Mr. Roberts); (ii) accelerated vesting of options; and (iii) removal of restrictions on any restricted stock or other restricted securities, subject to Federal securities laws. These agreements also contain a covenant that the executive will not compete with Columbia or any of its subsidiaries for up to three years (one year in the case of Mr. Roberts) after the commencement of severance benefit payments, unless payments of such severance benefits are waived by the executive. The terms of the agreements become operable only in certain circumstances involving a change in control.

Under the terms of the agreements, the executive’s severance benefit will be reduced as necessary to avoid application of Section 4999 of the Code. The terms of the agreements are five years unless otherwise extended in writing.

Unit Plans. The Company has entered into three Unit Plans with Andrew L. McDonald. The plans are provided primarily to supplement retirement benefits in lieu of a SERP. Each separate Unit Plan provides that Mr. McDonald will begin receiving a monthly payment beginning the first month following the tenth anniversary of each plan, based on an annual aggregate payment of $25,000 per year for ten years. In the event Mr. McDonald’s employment is terminated by the Company without cause, or he is terminated due to disability, Mr. McDonald will be entitled to receive a payment based on the prorated portion of his term of employment, payable in monthly payments following the tenth anniversary of each plan. If Mr. McDonald leaves the employment of Columbia prior to expiration during the respective ten-year period, the entire amount is forfeited. Once receiving the benefit, there is a non-competition clause restricting Mr. McDonald from working for a competitor.

The table below shows the maximum amounts that could be paid to Messrs. Schminkey, Nelson, McDonald and Roberts under their respective agreements, which are based on (i) the executive’s salary at December 31, 2010; and (ii) assumes the triggering event was December 31, 2010.

Name	Death (1)	Termination Without Cause or Due to Disability (2)	Voluntary Termination Prior to Change in Control (3)	Termination without Cause Following Change in Control			Total Payments to Executive for Termination without Cause Following a Change in Control
				Salary (4)	Equity (5)	Other Compensation (2)
Gary R. Schminkey	$400,000	$206,957	$103,479	$479,400	$282,204	$206,957	$968,561
Mark W. Nelson	400,000	113,139	—	479,400	303,264	113,139	895,803
Andrew L. McDonald	397,800	30,000	—	397,800	252,720	—	650,520
Kent L. Roberts	367,200	10,000	—	183,600	200,070	—	383,670

(1)	The dollar amount represents amounts that would be due to the executive’s beneficiaries under group term life insurance program that provides a benefit for employees generally equal to two times salary as of the date of death, subject to a cap of $200,000. Such amounts would be paid by insurance companies rather than by us.
(2)	The amount shown for Messrs. Schminkey and Nelson represent the maximum annual lifetime benefits payable under their respective SERP and are subject to a 2% annual inflation adjustment.

The amounts shown for Messrs. McDonald and Roberts represent annual benefits payable for a period of ten and five years, respectively.

(3)	The amount shown for Mr. Schminkey represents the maximum annual lifetime benefit payable under his SERP, once he attains age 55, and is subject to a 2% annual inflation adjustment.
(4)	The amount for Messrs. Schminkey, Nelson and McDonald represent two times each named executive’s annual base salary; the amount for Mr. Roberts represents one times his annual base salary.
(5)	For purposes of this table the fair market value of the accelerated vesting of equity awards is determined as being the difference between the Company’s December 31, 2010 closing stock price and the strike price of the accelerated equity awards. It is expected that in the event of a change in control, the per share settlement stock price would be substantially higher than that used in this table.

Other Compensation Plans

Employee Stock Purchase Plan. We also maintain an Employee Stock Purchase Plan (the “ESPP”) that was adopted in 1995, and amended in 2000, 2006, 2009 and 2010. The ESPP allows eligible employees to purchase shares of Columbia common stock at 90% of the lower of the market price at either the beginning or the end of each six-month offering period by means of payroll deductions. At December 31, 2010, there were 687,892 shares available for purchase under the ESPP.

Compensation Committee Interlocks and Insider Participation

During 2010, the Personnel and Compensation Committee consisted of Mr. Hulbert (Chair), and Messrs. Goldberg, Matson and Rodman. During 2010, non of our executive officers served on the compensation committee (or equivalent body) or board of directors of another entity whose executive officer served on the Personnel and Compensation Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2011.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/S/ GARY R. SCHMINKEY
Gary R. Schminkey Executive Vice President and Chief FinancialOfficer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	Purchase and Assumption Agreement - Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Columbia River Bank, The Dalles, Oregon, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of January 22, 2010 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen of common stock certificate (4)

4.2	Form of Series A Preferred Stock Certificate, together with Certificate of Designations (4)

4.3	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

4.4	Warrant to Purchase Common Stock of Columbia (5)

10.1	Amended and Restated Stock Option and Equity Compensation Plan (6)

10.2	Form of Stock Option Agreement (7)

10.3	Form of Restricted Stock Agreement (8)

10.4	Form of Stock Appreciation Right Agreement (7)

10.5	Form of Restricted Stock Unit Agreement (7)

10.6	Amended and Restated Employee Stock Purchase Plan (9)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (10)

10.8	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (11)

10.9	Severance Agreement between the Company and Mr. Gary R. Schminkey effective November 15, 2005 (12)

10.10	Form of Change in Control Agreement between the Bank, and Mr. Mark W. Nelson and Mr. Andrew McDonald (7)

10.11	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (13)

10.12	Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel, Gary R. Schminkey and Mark W. Nelson, respectively (14)

10.13	Deferred Compensation Plan (401 Plus Plan) dated December 17, 2003, as amended effective April 24, 2009, for directors and key employees (15)

10.14	Change in Control Agreement between the Bank and Mr. Kent L. Roberts dated December 4, 2006 (16)

10.15	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald (7)

10.16	Town Center Bancorp 2004 Stock Incentive Plan (17)

10.17	Town Center Bancorp Form of Restricted Stock Award Agreement (17)

10.18	Mountain Bank Holding Company Director Stock Option Plan (18)

10.19	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (18)

10.20	Mountain Bank Holding Company 1999 Employee Stock Option Plan (18)

10.21	Mountain Bank Holding Company Form of Employee Stock Option Agreement (18)

10.22	Mt. Rainier National Bank 1990 Stock Option Plan (18)

Exhibit No.

10.23	Letter Agreement with Treasury, including Securities Purchase Agreement (5)

10.24	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (19)

10.25	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (15)

10.26	Form of Amendment to Change in Control Agreement effective December 31, 2008 between the Bank and each of Mark W. Nelson, Andrew L. McDonald, Gary R. Schminkey and Kent L. Roberts (15)

10.27	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald (15)

10.28	Form of Indemnification Agreement between the Company and its directors (15)

12 **	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

14	Code of Ethics (20)

21 **	Subsidiaries of the Company

23 **	Consent of Deloitte & Touche LLP

24 **	Power of Attorney

31.1 +	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 +	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 +	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Certification of Chief Executive Officer Pursuant to the Treasury Capital Purchase Program

99.2**	Certification of Chief Financial Officer Pursuant to the Treasury Capital Purchase Program

**	Previously Filed
+	Filed Herewith
(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed the SEC on January 28, 2010
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(4)	Incorporated by reference to Exhibit 4.3 and 4.4 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(5)	Incorporated by reference to Exhibits 4.1 and 10.2 of the Company’s Current Report on Form 8-K filed November 21, 2008
(6)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(7)	Incorporated by reference to Exhibits 10.2 - 10.5, 10,10 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(9)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160371) filed July 1, 2009
(10)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(12)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(14)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(15)	Incorporated by reference to Exhibits 10.1 - 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s S-8 Registration Statement (File No. 333-145207) filed August 7, 2007
(18)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-144811) filed July 24, 2007
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2009
(20)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003