Form 10-Q
period 2011-09-30
COLUMBIA BANKING SYSTEM INC
filed 2011-11-08
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number 0-20288
 ________________________________________________________
COLUMBIA BANKING SYSTEM, INC.
(Exact name of issuer as specified in its charter)
 ________________________________________________________

Washington	91-1422237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 “A” Street Tacoma, Washington	98402-2156
(Address of principal executive offices)	(Zip Code)
(253) 305-1900
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 31, 2011 was 39,502,313.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share)	2011	2010	2011	2010
Interest Income
Loans	$59,655	$44,882	$151,446	$120,769
Taxable securities	6,037	4,660	16,701	14,113
Tax-exempt securities	2,500	2,252	7,483	6,988
Federal funds sold and deposits in banks	240	281	722	640
Total interest income	68,432	52,075	176,352	142,510
Interest Expense
Deposits	2,642	4,007	8,569	13,282
Federal Home Loan Bank advances	807	716	2,215	2,131
Long-term obligations	75	266	579	769
Other borrowings	120	121	377	357
Total interest expense	3,644	5,110	11,740	16,539
Net Interest Income	64,788	46,965	164,612	125,971
Provision for loan and lease losses	500	9,000	2,650	37,500
Provision for losses on covered loans	433	453	2,312	453
Net interest income after provision for loan and lease losses	63,855	37,512	159,650	88,018
Noninterest Income
Service charges and other fees	6,991	6,518	19,746	18,384
Gain on bank acquisitions, net of tax	1,830	—	1,830	9,818
Merchant services fees	1,952	2,051	5,393	5,700
Gain on sale of investment securities, net	—	—	—	58
Bank owned life insurance	523	521	1,556	1,541
Change in FDIC loss sharing asset	(10,855)	(4,536)	(32,048)	(1,137)
Other	1,755	629	3,842	2,529
Total noninterest income	2,196	5,183	319	36,893
Noninterest Expense
Compensation and employee benefits	21,392	17,574	59,772	52,057
Occupancy	4,815	4,278	13,600	12,554
Merchant processing	976	934	2,764	2,697
Advertising and promotion	1,137	630	3,050	2,253
Data processing and communications	2,195	2,477	6,032	6,923
Legal and professional fees	1,957	1,609	4,868	4,584
Taxes, licenses and fees	1,211	803	2,983	2,055
Regulatory premiums	574	1,952	3,553	4,910
Net cost of operation of other real estate owned	(195)	(1,442)	(423)	(802)
Amortization of intangibles	1,177	1,044	3,116	2,886
FDIC clawback liability	1,146	—	3,294	—
Other	3,550	3,661	11,836	12,045
Total noninterest expense	39,935	33,520	114,445	102,162
Income before income taxes	26,116	9,175	45,524	22,749
Income tax provision	7,244	3,971	12,241	4,573
Net Income	$18,872	$5,204	$33,283	$18,176
Net Income Applicable to Common Shareholders	$18,872	$2,474	$33,283	$13,229
Earnings per common share
Basic	$0.48	$0.06	$0.84	$0.39
Diluted	$0.48	$0.06	$0.84	$0.38
Dividends paid per common share	$0.06	$0.01	$0.14	$0.03
Weighted average number of common shares outstanding	39,131	38,976	39,092	33,938
Weighted average number of diluted common shares outstanding	39,192	39,137	39,167	34,142

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

(in thousands)			September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks			$97,432	$55,492
Interest-earning deposits with banks			250,030	458,638
Total cash and cash equivalents			347,462	514,130
Securities available for sale at fair value (amortized cost of $954,415 and $743,928, respectively)			995,854	763,866
Federal Home Loan Bank stock at cost			22,215	17,908
Loans held for sale			2,568	754
Loans, excluding covered loans, net of unearned income of ($23,764) and ($3,490), respectively			2,257,899	1,915,754
Less: allowance for loan and lease losses			50,422	60,993
Loans, excluding covered loans, net			2,207,477	1,854,761
Covered loans, net of allowance for loan losses of ($8,327) and ($6,055), respectively			570,805	517,061
Total loans, net			2,778,282	2,371,822
FDIC loss sharing asset			193,869	205,991
Interest receivable			17,428	11,164
Premises and equipment, net			104,974	93,108
Other real estate owned ($24,835 and $14,443 covered by FDIC loss share, respectively)			49,891	45,434
Goodwill			118,434	109,639
Core deposit intangible, net			21,369	18,696
Other assets			103,486	103,851
Total Assets			$4,755,832	$4,256,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,105,169	$895,671
Interest-bearing			2,690,330	2,431,598
Total deposits			3,795,499	3,327,269
Federal Home Loan Bank advances			122,642	119,405
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			—	642
Long-term subordinated debt			—	25,735
Other liabilities			62,725	51,434
Total liabilities			4,005,866	3,549,485
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2011	December 31, 2010
Common Stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,502	39,338	578,828	576,905
Retained earnings			145,451	117,692
Accumulated other comprehensive income			25,687	12,281
Total shareholders’ equity			749,966	706,878
Total Liabilities and Shareholders’ Equity			$4,755,832	$4,256,363
See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(in thousands)	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Comprehensive income:
Net income					18,176		18,176
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments						11,859	11,859
Net change in cash flow hedging instruments						(943)	(943)
Net pension plan liability adjustment						44	44
Other comprehensive income							10,960
Total comprehensive income							29,136
Redemption of preferred stock and common stock warrant		(76,898)		(3,302)
Accretion of preferred stock discount	(77)	2,597			(2,597)		—
Issuance of common stock, net of offering costs			11,040	229,129			229,129
Issuance of common stock - stock option and other plans			65	864			864
Issuance of common stock - restricted stock awards, net of cancelled awards			94	1,054			1,054
Tax benefit deficiency associated with share-based compensation				(13)			(13)
Preferred dividends					(2,349)		(2,349)
Cash dividends paid on common stock					(1,068)		(1,068)
Balance at September 30, 2010	—	$—	39,328	$576,438	$105,478	$22,776	$704,692
Balance at January 1, 2011	—	$—	39,338	$576,905	$117,692	$12,281	$706,878
Comprehensive income:
Net income					33,283		33,283
Other comprehensive income, net of tax:
Net unrealized gain from securities, net of reclassification adjustments						13,768	13,768
Net change in cash flow hedging instruments						(143)	(143)
Net pension plan liability adjustment						(219)	(219)
Other comprehensive income							13,406
Total comprehensive income							46,689
Issuance of common stock - stock option and other plans			47	792			792
Issuance of common stock - restricted stock awards, net of cancelled awards			119	1,163			1,163
Repurchase of shares			(2)	(32)			(32)
Cash dividends paid on common stock					(5,524)		(5,524)
Balance at September 30, 2011	—	$—	39,502	$578,828	$145,451	$25,687	$749,966

See accompanying notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010 (1)
Cash Flows From Operating Activities
Net Income	$33,283	$18,176
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	4,962	37,953
Stock-based compensation expense	1,163	1,054
Depreciation, amortization and accretion	2,612	10,105
Net realized gain on FDIC assisted bank acquisitions	(1,830)	(9,818)
Net realized gain on sale of securities	—	(58)
Net realized gain on sale of other assets	(13)	(16)
Net realized gain on sale of other real estate owned	(7,069)	(3,527)
Gain on termination of cash flow hedging instruments	(222)	(1,463)
Write-down on other real estate owned	5,392	4,586
Deferred income tax benefit	—	(394)
Net change in:
FDIC loss-sharing asset	29,856	1,022
Loans held for sale	(1,814)	(1,513)
Interest receivable	(3,384)	4,195
Interest payable	(226)	(625)
Other assets	5,886	(251)
Other liabilities	1,608	22,053
Net cash provided by operating activities	70,204	81,479
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(69,420)	114,618
Purchases of:
Securities available for sale	(294,678)	(64,054)
Premises and equipment	(10,619)	(3,910)
Proceeds from:
FDIC reimbursement on loss-sharing asset	51,000	—
Sales of securities available for sale	—	69,328
Principal repayments and maturities of securities available for sale	101,071	66,118
Disposal of premises and equipment	59	71
Sales of covered other real estate owned	14,604	10,652
Sales of other real estate and other personal property owned	10,234	3,943
Capital improvements on other real estate properties	(726)	(1,147)
Decrease in Small Business Administration secured borrowings	(642)	1,599
Net cash acquired in business combinations	247,792	155,910
Net cash provided by investing activities	48,675	353,128
Cash Flows From Financing Activities
Net decrease in deposits	(215,701)	(323,141)
Proceeds from:
Issuance of common stock	—	229,129
Exercise of stock options	792	851
Federal Home Loan Bank advances	100	—
Federal Reserve Bank borrowings	100	—
Payment for:
Repayment of Federal Home Loan Bank advances	(39,447)	—
Repayment of Federal Reserve Bank borrowings	(100)	(36,237)
Preferred stock dividends	—	(2,840)
Common stock dividends	(5,524)	(1,068)
Repurchase of preferred stock and common stock warrant	—	(80,200)
Repurchase of common stock	(32)	—
Net decrease in other borrowings	(25,735)	(86)
Net cash used in financing activities	(285,547)	(213,592)
(Decrease) Increase in cash and cash equivalents	(166,668)	221,015
Cash and cash equivalents at beginning of period	514,130	305,074
Cash and cash equivalents at end of period	$347,462	$526,089
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$11,967	$17,164
Cash paid for income tax	$12,870	$3,015
Non-cash investing activities
Assets acquired in FDIC assisted acquisitions (excluding cash and cash equivalents)	$485,870	$1,075,166
Liabilities assumed in FDIC assisted acquisitions	$731,832	$1,210,882
Loans transferred to other real estate owned	$16,505	$27,266
(1) Reclassified to conform to the current period’s presentation.
See accompanying notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain financial information and footnotes have been omitted or condensed. The consolidated condensed financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be anticipated for the year ending December 31, 2011. The accompanying interim unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2010 Annual Report on Form 10-K. Other than as discussed below, there have not been any changes in our significant accounting policies compared to those contained in our 2010 10-K disclosure for the year ended December 31, 2010.

Discounted Loans
Discounted loans are the loans acquired through acquisitions or direct purchase for which we believe a credit loss is not probable at the time of acquisition.  Discounted loans are included on the consolidated condensed balance sheet in the “Loans, excluding covered loans” line item. Generally these loans as a group do not exhibit pervasive indications of declines in credit quality from the time of initial origination.  Discounted loans are recorded at fair value at the time of acquisition.  The estimate of fair value includes a discount related to credit risk and a premium or discount related to interest rates that is recorded for each loan separately.   Interest income is recognized through the accrual of interest at the loans' stated rates, plus accretion or amortization of the discount or premium recorded at acquisition.  Credit losses for discounted loans are recorded through the provision for loan losses using a similar methodology as originated loans.  However, the amount of expected incurred loss of unpaid principal must be compared to the net carrying value which includes the remaining discount or premium. Currently none of our discounted loans are covered by indemnification agreements with the FDIC.

2.	Accounting Pronouncements Recently Issued

In April 2011, the FASB issued Accounting Standards Update ("ASU") 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860). ASU 2011-03 attempts to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before maturity. The effective date of ASU 2011-03 will be the first interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.
In April 2011, the Financial Accounting Standards Board issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a Troubled Debt Restructuring ("TDR"). The Company adopted this ASU during the current period as well as the related disclosure requirements which were included in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). Adoption of this ASU had no impact on the Company's financial condition or results of operations. See Note 6 for expanded disclosure requirements related to TDR.

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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. This ASU, which the Company adopted during the third quarter of 2011, did not have any impact on the Company's consolidated financial statements.

3.	Earnings per Common Share
Basic Earnings per Share (“EPS”) is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities, applying the treasury stock method. The Company calculates earnings per share using the two-class method as described in the Earnings per Share topic of the FASB Accounting Standards Codification (“ASC”). The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share)	2011	2010	2011	2010
Basic EPS:
Net income	$18,872	$5,204	$33,283	$18,176
Less: Preferred dividends and accretion of issuance discount for preferred stock	—	(2,730)	—	(4,947)
Net income applicable to common shareholders	$18,872	$2,474	$33,283	$13,229
Less: Earnings allocated to participating securities	(177)	(22)	(311)	(127)
Earnings allocated to common shareholders	$18,695	$2,452	$32,972	$13,102
Weighted average common shares outstanding	39,131	38,976	39,092	33,938
Basic earnings per common share	$0.48	$0.06	$0.84	$0.39
Diluted EPS:
Earnings allocated to common shareholders	$18,695	$2,452	$32,972	$13,102
Weighted average common shares outstanding	39,131	38,976	39,092	33,938
Dilutive effect of equity awards and warrants	61	161	75	204
Weighted average diluted common shares outstanding	39,192	39,137	39,167	34,142
Diluted earnings per common share	$0.48	$0.06	$0.84	$0.38
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	75	62	62	54

4.	Business Combinations
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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were provisionally recorded at their estimated fair values as of the May 20, 2011 acquisition date. The initial accounting for acquired loans and the related indemnification asset for the Summit Bank acquisition was incomplete as of June 30, 2011. The amounts recognized at June 30, 2011 were determined provisionally as the fair value analysis of those assets utilizing an income approach was not complete as of June 30, 2011. These amounts have been retrospectively adjusted to reflect the completion of the fair value analysis utilizing an income approach during the current period. The adjustment recorded in the current period was an increase in the FDIC indemnification asset of $3.0 million, a decrease in acquired loans of $1.7 million, a decrease in goodwill of $851 thousand, and a decrease in other real estate owned covered by loss sharing of $509 thousand. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 21, 2011 to September 30, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of Summit Bank are not meaningful to the Company’s results and thus no proforma information is presented.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

May 20, 2011
(in thousands)
Assets
Cash and due from banks	$1,837
Interest-earning deposits with banks and federal funds sold	14,198
Investment securities	871
Federal Home Loan Bank stock	406
Acquired loans	69,783
Accrued interest receivable	429
Premises and equipment	42
FDIC receivable	6,984
Other real estate owned covered by loss sharing	2,162
Goodwill	2,919
Core deposit intangible	509
FDIC indemnification asset	30,203
Other assets	786
Total assets acquired	$131,129
Liabilities
Deposits	$123,279
Federal Home Loan Bank advances	7,772
Accrued interest payable	71
Other liabilities	7
Total liabilities assumed	$131,129
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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were provisionally recorded at their estimated fair values as of the May 27, 2011 acquisition date. The initial accounting for acquired loans and the related indemnification asset for the First Heritage Bank acquisition was incomplete as of June 30, 2011. The amounts recognized at June 30, 2011 were determined provisionally as the fair value analysis of those assets utilizing an income approach was not complete as of June 30, 2011. These amounts have been retrospectively adjusted to reflect the completion of the fair value analysis utilizing an income approach during the current period. The adjustment recorded in the current period was an increase in the FDIC indemnification asset of $427 thousand, a decrease in acquired loans of $369 thousand and a decrease in goodwill of $58 thousand. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 28, 2011 to September 30, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of First Heritage Bank are not meaningful to the Company’s results and thus no proforma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

May 27, 2011
(in thousands)
Assets
Cash and due from banks	$4,688
Interest-earning deposits with banks	6,689
Investment securities	5,303
Federal Home Loan Bank stock	477
Acquired loans	81,488
Accrued interest receivable	476
Premises and equipment	5,339
FDIC receivable	4,751
Other real estate owned covered by loss sharing	8,225
Goodwill	5,876
Core deposit intangible	1,337
FDIC indemnification asset	38,531
Other assets	1,804
Total assets acquired	$164,984
Liabilities
Deposits	$159,525
Federal Home Loan Bank advances	5,003
Accrued interest payable	421
Other liabilities	35
Total liabilities assumed	$164,984

Bank of Whitman
On August 5, 2011 the Bank acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. The Bank and the FDIC entered into a modified whole bank purchase and assumption agreement without loss share.
The Bank of Whitman was a full service community bank headquartered in Colfax, Washington.  We entered into this transaction to acquire nine branches total in Adams, Asotin, Grant, Spokane, Walla Walla, and Whitman counties to assist us with filling in our geographic footprint in eastern Washington. We believe participating with the FDIC in this assisted transaction was, from an economical standpoint, advantageous to expansion through de novo branching.

 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 5, 2011 acquisition date.  The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain, net of tax, of $1.8 million, which is included in the Gain on bank acquisition line item in the Consolidated Condensed Statements of Income, and a core deposit intangible of $3.9 million. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. The core deposit intangible asset recognized is deductible for income tax purposes.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period August 6, 2011 to September 30, 2011. Due to the exclusion of the majority of the non-performing loans and 11 branch locations, as well as the significant amount of fair value adjustments, historical results of the Bank of Whitman are not meaningful to the Company's results and thus no proforma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

August 5, 2011
(in thousands)
Assets
Cash and due from banks	$52,072
Investment securities	16,298
Federal Reserve Bank and Federal Home Loan Bank stock	3,977
Acquired loans	200,041
Accrued interest receivable	1,975
Premises and equipment	86
FDIC receivable	156,710
Core deposit intangible	3,943
Other assets	2,447
Total assets acquired	$437,549
Liabilities
Deposits	401,127
Federal Home Loan Bank advances	32,949
Accrued interest payable	213
Deferred tax liability	1,034
Other liabilities	396
Total liabilities assumed	$435,719
Net assets acquired (after tax gain)	$1,830

5.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$623,934	$21,698	$(906)	$644,726
State and municipal securities	256,343	20,189	(115)	276,417
U.S. government and government-sponsored enterprise securities	70,857	523	—	71,380
Other securities	3,281	77	(27)	3,331
Total	$954,415	$42,487	$(1,048)	$995,854
December 31, 2010:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$491,530	$16,139	$(1,027)	$506,642
State and municipal securities	249,117	7,247	(2,383)	253,981
Other securities	3,281	—	(38)	3,243
Total	$743,928	$23,386	$(3,448)	$763,866

The scheduled contractual maturities of investment securities available for sale at September 30, 2011 are presented as follows:

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$43,868	$44,136
Due after one year through five years	91,742	94,242
Due after five years through ten years	168,119	176,815
Due after ten years	647,405	677,330
Total investment securities available-for-sale	$951,134	$992,523

The following table summarizes, as of September 30, 2011, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	Carrying Amount
To Washington and Oregon State to secure public deposits	$237,671
To Federal Home Loan Bank to secure advances	95,139
To Federal Reserve Bank to secure borrowings	55,947
Other securities pledged	50,080
Total securities pledged as collateral	$438,837

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$119,998	$(905)	$275	$(1)	$120,273	(906)
State and municipal securities	11,558	(97)	1,204	(18)	12,762	(115)
U.S. government and government-sponsored enterprise securities	100	—	—	—	100	—
Other securities	—	—	973	(27)	973	(27)
Total	$131,656	$(1,002)	$2,452	$(46)	$134,108	$(1,048)
December 31, 2010
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$86,529	$(1,025)	$588	$(2)	$87,117	$(1,027)
State and municipal securities	74,755	(2,099)	2,792	(284)	77,547	(2,383)
Other securities	2,275	(6)	968	(32)	3,243	(38)
Total	$163,559	$(3,130)	$4,348	$(318)	$167,907	$(3,448)

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
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans, including discounted loans, that are not subject to FDIC loss share, including the loans acquired in the Bank of Whitman transaction described in Note 4.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

(in thousands)	September 30, 2011	December 31, 2010
Noncovered loans:
Commercial Business	$983,820	$795,369
Real Estate:
One-to-four family residential	64,535	49,383
Commercial and multifamily residential	977,173	794,329
Total Real Estate	1,041,708	843,712
Real Estate Construction:
One-to-four family residential	52,287	67,961
Commercial and multifamily residential	27,181	30,185
Total Real Estate Construction	79,468	98,146
Consumer	176,667	182,017
Less: Net unearned income	(23,764)	(3,490)
Total noncovered loans, net of unearned income	2,257,899	1,915,754
Less: Allowance for loan and lease losses	(50,422)	(60,993)
Total noncovered loans, net	$2,207,477	$1,854,761
Loans held for sale	$2,568	$754

At September 30, 2011 and December 31, 2010, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.5 million and $12.9 million at September 30, 2011 and December 31, 2010, respectively. During the first nine months of 2011, advances on related party loans were $3.1 million and repayments totaled $6.5 million.
At September 30, 2011 and December 31, 2010, $401.6 million and $426.6 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings.

The following is an analysis of noncovered, nonaccrual loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Commercial Business
Secured	$9,594	$18,025	$32,368	$44,316
Unsecured	301	1,244	—	327
Real Estate:
One-to-four family residential	2,157	2,514	2,999	3,353
Commercial & multifamily residential
Commercial land	3,872	7,355	4,093	6,279
Income property multifamily	7,135	9,740	11,716	12,737
Owner occupied	9,845	10,908	7,407	8,990
Real Estate Construction:
One-to-four family residential
Land and acquisition	7,817	15,952	11,608	21,344
Residential construction	3,164	4,691	6,503	11,547
Commercial & multifamily residential
Income property multifamily	7,622	14,963	7,585	12,916
Owner occupied	—	—	—	—
Consumer	3,545	4,390	5,022	5,192
Total	$55,052	$89,782	$89,301	$127,001

The following is an analysis of the recorded investment of the aged loan portfolio as of September 30, 2011 and December 31, 2010:

(in thousands)	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2011
Commercial Business
Secured	$905,270	$847	$579	$—	$1,426	$9,594	$916,290
Unsecured	57,118	1,359	58	—	1,417	301	58,836
Real Estate:
One-to-four family residential	61,073	239	204	—	443	2,157	63,673
Commercial & multifamily residential
Commercial land	44,260	—	—	—	—	3,872	48,132
Income property multifamily	519,034	352	10	—	362	7,135	526,531
Owner occupied	378,541	2,488	931	—	3,419	9,845	391,805
Real Estate Construction:
One-to-four family residential
Land and acquisition	16,640	1,084	436	—	1,520	7,817	25,977
Residential construction	22,781	—	—	—	—	3,164	25,945
Commercial & multifamily residential
Income property multifamily	5,168	1,011	—	—	1,011	7,622	13,801
Owner occupied	10,358	—	—	—	—	—	10,358
Consumer	172,094	465	447	—	912	3,545	176,551
Total	$2,192,337	$7,845	$2,665	$—	$10,510	$55,052	$2,257,899

(in thousands)	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2010
Commercial Business
Secured	$720,926	$919	$692	$1	$1,612	$31,919	$754,457
Unsecured	40,455	9	—	—	9	448	40,912
Real Estate:
One-to-four family residential	46,167	220	—	—	220	2,996	49,383
Commercial & multifamily residential
Commercial land	18,979	—	1,752	—	1,752	4,091	24,822
Income property multifamily	426,320	1,208	121	—	1,329	10,745	438,394
Owner occupied	318,508	497	3,752	—	4,249	8,356	331,113
Real Estate Construction:
One-to-four family residential
Land and acquisition	24,883	214	205	—	419	11,604	36,906
Residential construction	24,655	—	—	—	—	6,400	31,055
Commercial & multifamily residential
Income property multifamily	10,666	—	—	—	—	7,584	18,250
Owner occupied	11,935	—	—	—	—	—	11,935
Consumer	176,005	397	595	—	992	5,020	182,017
Total	$1,819,499	$3,464	$7,117	$1	$10,582	$89,163	$1,919,244

The following is an analysis of impaired loans as of September 30, 2011 and December 31, 2010:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance		Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
(in thousands)			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2011
Commercial Business
Secured	$908,699	$7,591	$273	$273	$54	$7,318	$14,810	$17,251	$16
Unsecured	58,548	288	—	—	—	288	609	148	—
Real Estate:
One-to-four family residential	61,629	2,044	—	—	—	2,044	2,283	2,498	—
Commercial & multifamily residential
Commercial land	44,316	3,816	—	—	—	3,816	6,781	4,380	—
Income property multifamily	519,745	6,786	2,588	3,512	297	4,198	5,673	9,444	526
Owner occupied	376,391	15,414	1,528	2,186	408	13,886	16,616	15,427	298
Real Estate Construction:
One-to-four family residential
Land and acquisition	17,550	8,427	1,216	1,813	175	7,211	12,210	9,368	176
Residential construction	20,830	5,115	—	—	—	5,115	6,563	4,397	—
Commercial & multifamily residential
Income property multifamily	6,178	7,623	—	—	—	7,623	14,963	7,064	—
Owner occupied	10,358	—	—	—	—	—	—	—	—
Consumer	174,059	2,492	154	226	32	2,338	2,832	4,276	13
Total	$2,198,303	$59,596	$5,759	$8,010	$966	$53,837	$83,340	$74,253	$1,029

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
(in thousands)			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2010
Commercial Business
Secured	$724,665	$29,793	$2,717	$2,758	$600	$27,081	$26,913
Unsecured	40,808	104	75	75	75	29	30
Real Estate:
One-to-four family residential	46,728	2,655	—	—	—	2,658	2,949
Commercial & multifamily residential
Commercial land	20,959	3,863	3,062	5,225	—	804	826
Income property multifamily	427,799	10,595	3,094	3,139	59	10,292	12,253
Owner occupied	317,010	14,103	—	—	—	14,152	17,099
Real Estate Construction:
One-to-four family residential
Land and acquisition	25,362	11,543	533	549	3	11,013	20,718
Residential construction	24,655	6,400	915	1,723	62	5,585	9,824
Commercial & multifamily residential
Income property multifamily	10,666	7,584	6,792	10,515	175	792	2,401
Owner occupied	11,935	—	—	—	—	—	—
Consumer	177,484	4,533	—	—	—	4,533	4,691
Total	$1,828,071	$91,173	$17,188	$23,984	$974	$76,939	$97,704

The following is an analysis of loans classified as Troubled Debt Restructurings ("TDR") during the three months ended September 30, 2011:

(in thousands except number of modifications)	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Business
Secured	1	$226	$226
Total	1	$226	$226

The following is an analysis of loans classified as Troubled Debt Restructurings during the nine months ended September 30, 2011:

(in thousands except number of modifications)	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Business
Secured	3	$578	$578
Real Estate: Commercial & multifamily residential
Income Property Multifamily	1	623	623
Real Estate Construction: One-to-four family residential
Residential Construction	1	36	36
Total	5	$1,237	$1,237

The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $2.4 million of additional funds on loans classified as TDR as of September 30, 2011. The TDR modifications or concessions are made to increase the likelihood these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured the same as impaired loans. For impaired loans, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the nine months ended September 30, 2011.

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

The general valuation allowance is systematically calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level an entity develops a methodology to determine its allowance for loan and lease losses is by general categories of loans, such as commercial business, real estate, and consumer. However, the Company’s methodology in determining its allowance for loan and lease losses is prepared in a more detailed manner at the loan class level, utilizing specific categories such as commercial business secured, commercial business unsecured, real estate commercial land, and real estate income property multifamily. The quantitative information uses historical losses from a specific loan class and incorporates the loan’s risk rating migration from origination to the point of loss.
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
When a loan is deemed to be impaired, the Company has to determine if a specific valuation allowance is required for that loan. The specific valuation allowance is a reserve, calculated at the individual loan level, for each loan determined to be both, impaired and containing a value less than its recorded investment. The Company measures the impairment based on the discounted expected future cash flows, observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent or if foreclosure is probable. The specific reserve for each loan is equal to the difference between the recorded investment in the loan and its determined impairment value.
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
We have used the same methodology for ALLL calculations during the three and nine months ended September 30, 2011 and 2010. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

The following table shows a detailed analysis of the allowance for loan and lease losses for noncovered loans as of the three and nine months ended September 30, 2011:

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2011
Commercial Business
Secured	$22,320	$(1,904)	$420	$2,462	$23,298	$54	$23,244
Unsecured	573	(42)	40	167	738	—	738
Real Estate:
One-to-four family residential	847	(53)	78	70	942	—	942
Commercial & multifamily residential
Commercial land	894	(4)	—	(130)	760	—	760
Income property multifamily	14,709	(339)	10	(5,407)	8,973	297	8,676
Owner occupied	6,479	(100)	—	311	6,690	408	6,282
Real Estate Construction:
One-to-four family residential
Land and acquisition	2,852	(169)	63	269	3,015	175	2,840
Residential construction	1,704	(14)	56	(222)	1,524	—	1,524
Commercial & multifamily residential
Income property multifamily	43	(145)	—	157	55	—	55
Owner occupied	34	—	—	(7)	27	—	27
Consumer	2,748	(2,102)	70	2,985	3,701	32	3,669
Unallocated	854	—	—	(155)	699	—	699
Total	$54,057	$(4,872)	$737	$500	$50,422	$966	$49,456
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2011
Commercial Business
Secured	$21,811	$(6,025)	$749	$6,763	$23,298	$54	$23,244
Unsecured	738	(126)	408	(282)	738	—	738
Real Estate:
One-to-four family residential	1,100	(717)	78	481	942	—	942
Commercial & multifamily residential
Commercial land	634	(660)	—	786	760	—	760
Income property multifamily	15,210	(979)	65	(5,323)	8,973	297	8,676
Owner occupied	9,692	(723)	31	(2,310)	6,690	408	6,282
Real Estate Construction:
One-to-four family residential
Land and acquisition	3,769	(1,347)	1,831	(1,238)	3,015	175	2,840
Residential construction	2,292	(1,068)	92	208	1,524	—	1,524
Commercial & multifamily residential
Income property multifamily	274	(1,710)	—	1,491	55	—	55
Owner occupied	70	—	—	(43)	27	—	27
Consumer	2,120	(3,298)	178	4,701	3,701	32	3,669
Unallocated	3,283	—	—	(2,584)	699	—	699
Total	$60,993	$(16,653)	$3,432	$2,650	$50,422	$966	$49,456

The three and nine months changes as of September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$54,057	$59,748	$60,993	$53,478
Provision charged to expense	500	9,000	2,650	37,500
Loans charged off	(4,872)	(7,540)	(16,653)	(31,466)
Recoveries	737	1,126	3,432	2,822
Ending balance	$50,422	$62,334	$50,422	$62,334

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$1,460	$815	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	—	350	295	390
Ending balance	$1,460	$1,165	$1,460	$1,165
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
The monitoring process for the loan portfolio includes periodic reviews of individual loans with risk ratings assigned to each loan. Based on the analysis, loans are given a risk rating of 1-10 based on the following criteria:

•	ratings of 1-3 indicate minimal to low credit risk,

•	ratings of 4-5 indicate an average credit risk with adequate repayment capacity when prolonged periods of adversity do not exist,

•	rating of 6 indicate higher than average risk requiring greater than routine attention by bank personnel due to conditions affecting the borrower, the borrower's industry or economic environment,

•	rating of 7 indicate potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company's credit position at some future date,

•	rating of 8 indicates a loss is possible if loan weaknesses are not corrected,

•	rating of 9 indicates loss is highly probable; however, the amount of loss has not yet been determined,

•	and a rating of 10 indicates the loan is uncollectable, and when identified is charged-off.
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011:		December 31, 2010:
(dollars in thousands)	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans
Commercial Business
Secured	4.95	$916,290	4.96	$757,372
Unsecured	4.25	58,836	4.23	41,175
Real Estate:
One-to-four family residential	4.91	63,672	4.96	49,436
Commercial & multifamily residential
Commercial land	5.64	48,132	5.75	24,956
Income property multifamily	4.98	526,531	5.07	406,711
Owner occupied	5.08	391,804	5.12	366,284
Real Estate Construction:
One-to-four family residential
Land and acquisition	6.61	25,978	6.79	37,054
Residential construction	6.07	25,945	6.63	31,293
Commercial & multifamily residential
Income property multifamily	5.39	13,801	6.38	18,296
Owner occupied	4.45	10,358	4.93	11,990
Consumer	4.27	176,552	4.31	182,624
Total recorded investment of noncovered loans		$2,257,899		$1,927,191

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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. This clawback shall be in the amount of 50% of the excess, if any, of 20% of the stated threshold amounts, less the sum of 25% of the asset premium (discount), 20% or 25% of the cumulative loss-sharing payments (depending on the particular agreement), and the cumulative servicing amount. As of September 30, 2011, the net present value of the Bank’s estimated clawback liability is $3.3 million, which is included in other liabilities on the consolidated condensed financial statements.

The following is an analysis of our covered loans, net of related allowance for losses on covered loans as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	Covered Loans September 30, 2011	Weighted- Average Risk Rating	Allowance for Loan Losses
Commercial Business	$220,727	6.09	$2,018
Real Estate:
One-to-four family residential	84,724	5.33	1,071
Commercial and multifamily residential	346,406	5.90	4,293
Total Real Estate	431,130		5,364
Real Estate Construction:
One-to-four family residential	55,928	7.40	205
Commercial and multifamily residential	30,034	7.15	134
Total Real Estate Construction	85,962		339
Consumer	60,306	5.07	606
Subtotal of covered loans	798,125		$8,327
Less:
Valuation discount resulting from acquisition accounting	218,993
Allowance for loan losses	8,327
Covered loans, net of valuation discounts and allowance for loan losses	$570,805
(dollars in thousands)	Covered Loans December 31, 2010	Weighted- Average Risk Rating	Allowance for Loan Losses
Commercial Business	$165,255	5.74	$2,903
Real Estate:
One-to-four family residential	68,700	4.77	1,013
Commercial and multifamily residential	341,063	5.70	821
Total Real Estate	409,763		1,834
Real Estate Construction:
One-to-four family residential	39,754	7.29	98
Commercial and multifamily residential	41,624	6.79	469
Total Real Estate Construction	81,378		567
Consumer	58,337	4.49	751
Subtotal of covered loans	714,733		$6,055
Less:
Valuation discount resulting from acquisition accounting	191,617
Allowance for loan losses	6,055
Covered loans, net of valuation discounts and allowance for loan losses	$517,061

Certain acquired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. Acquired loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected cash flows, at the pool-level, on a quarterly basis.
Contractual cash flows are calculated based upon the loan pool terms after applying a prepayment factor. Calculation of the applied prepayment factor for contractual cash flows is the same as described below for expected cash flows.

Inputs to the determination of expected cash flows include cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix. The transition matrix is a matrix of probability values that specifies the probability of a loan pool transitioning into a particular delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) given its delinquency state at the re-measurement date. Loss severity factors are based upon actual charge-off data within the loan pools and recovery lags are based upon experience with the collateral within the loan pools.
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
The following table shows the changes in accretable yield for acquired loans for three and nine months ended September 30, 2011:

(in thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Balance at beginning of period	$314,333	$256,572
Additions resulting from acquisitions	—	59,811
Accretion	(23,608)	(60,369)
Disposals	(8,594)	(24,134)
Reclassifications from nonaccretable difference	69	50,320
Balance at end of period	$282,200	$282,200
During the nine months ended September 30, 2011, the Company recorded a provision expense for losses on covered loans of $2.3 million. Of this amount, $3.5 million was impairment expense calculated in accordance with ASC 310-30 and $1.2 million was a negative provision to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $2.3 million of provision expense for covered loans was partially offset through noninterest income by an increase in the FDIC loss-sharing asset.

The following table shows the initially recorded amounts for loans acquired during 2011, which are accounted for on a pooled basis, at acquisition date, respectively:

	First Heritage Bank	Summit Bank
(in thousands)	May 27, 2011	May 20, 2011
Contractually required payments of interest and principal	$151,611	$127,823
Nonaccretable difference	(34,052)	(34,301)
Cash flows expected to be collected(1)	117,559	93,522
Accretable yield	(36,071)	(23,739)
Carrying value of acquired loans	$81,488	$69,783
(1) Represents undiscounted expected principal and interest cash flows

The following table sets forth activity in covered OREO at carrying value for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2011
Covered OREO:
Balance, beginning of period	$23,730	$14,443
Established through acquisitions	—	10,387
Transfers in, net of write-downs ($952 and $1,393, respectively)	2,979	8,071
OREO improvements	—	—
Additional OREO write-downs	(189)	(302)
Proceeds from sale of OREO property	(3,523)	(14,604)
Gain on sale of OREO	1,838	6,840
Total covered OREO, end of period	$24,835	$24,835

The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At September 30, 2011, the FDIC loss-sharing asset is comprised of a $186.5 million FDIC indemnification asset and a $7.4 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
For covered loans, the Company re-measures contractual and expected cash flows on a quarterly basis. When the quarterly re-measurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC. Consistent with the loss-sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured as 80% of the resulting impairment.
Alternatively, when the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loan pool.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$209,694	$226,745	$205,991	$—
Adjustments not reflected in income
Established through acquisitions	—	—	68,734	210,405
Cash received from the FDIC	(6,108)	(11,198)	(51,000)	(11,198)
FDIC reimbursable losses, net	1,138	416	2,192	13,357
Adjustments reflected in income
(Amortization) accretion	(9,333)	2,401	(24,974)	6,353
Loan loss provision	921	—	2,424	—
Other	(2,443)	(6,937)	(9,498)	(7,490)
Balance at end of period	$193,869	$211,427	$193,869	$211,427

9.	Changes in Noncovered Other Real Estate Owned
The following table sets forth activity in noncovered OREO for the period:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2011
Noncovered OREO:
Balance, beginning of period	$22,739	$30,991
Transfers in, net of write-downs ($0 and $108, respectively)	5,287	8,434
OREO improvements	257	726
Additional OREO write-downs	(644)	(5,090)
Proceeds from sale of OREO property	(2,359)	(10,234)
Gain (loss) on sale of OREO	(224)	229
Total noncovered OREO, end of period	$25,056	$25,056

10.	Goodwill and Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment during the third quarter on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. During the current quarter, the Company analyzed its goodwill for potential impairment utilizing the guidance in ASU 2011-08, Testing Goodwill for Impairment. The Company determined through an assessment of qualitative factors that it was not more likely than not that the fair value of the Company's single reporting unit was less than its carrying amount, and therefore determined it was unnecessary to perform the two-step impairment test.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.
The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Total goodwill, beginning of period	$118,434	$109,639	$109,639	$95,519
Established through acquisitions	—	—	8,795	14,120
Total goodwill, end of period	118,434	109,639	118,434	109,639
Gross core deposit intangible balance, beginning of period	28,497	26,651	26,651	8,896
Accumulated amortization, beginning of period	(9,894)	(5,874)	(7,955)	(4,032)
Core deposit intangible, net, beginning of period	18,603	20,777	18,696	4,864
Established through acquisitions	3,943	—	5,789	17,755
CDI current period amortization	(1,177)	(1,044)	(3,116)	(2,886)
Total core deposit intangible, end of period	21,369	19,733	21,369	19,733
Total goodwill and intangible assets, end of period	$139,803	$129,372	$139,803	$129,372

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2011 and the succeeding four years:

(in thousands)	Amount
Year ending December 31,
2011	$1,203
2012	4,445
2013	3,964
2014	3,397
2015	2,645

11.	Shareholders’ Equity
Common Stock. On February 3, 2011, the Company declared a quarterly cash dividend of $0.03 per share, payable on March 3, 2011 to shareholders of record as of the close of business on February 17, 2011. On April 27, 2011 the Company declared a quarterly cash dividend of $0.05 per share, payable on May 25, 2011 to shareholders of record at the close of business May 11, 2011. On July 28, 2011 the Company declared a quarterly cash dividend of $0.06 per share, payable on August 24, 2011 to shareholders of record at the close of business August 10, 2011. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements. Subsequent to quarter end, on October 27, 2011 the Company declared a quarterly cash dividend of $0.08 per share and a special, one time cash dividend of $0.05 per share, both payable on November 23, 2011 to shareholders of record at the close of business November 9, 2011.

12.	Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
(in thousands)	2011	2010
Net income as reported	$18,872	$5,204
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($2,808) and ($2,611)	4,988	4,739
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $0	—	—
Net unrealized gain from securities, net of reclassification adjustment	4,988	4,739
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0 and $119	—	(216)
Net change in cash flow hedging instruments	—	(216)
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $0	—	—
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($8) and ($4)	14	7
Pension plan liability adjustment, net	14	7
Total comprehensive income	$23,874	$9,734

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Net income as reported	$33,283	$18,176
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($7,733) and ($6,553)	13,768	11,897
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $20	—	(38)
Net unrealized gain from securities, net of reclassification adjustment	13,768	11,859
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $79 and $520	(143)	(943)
Net change in cash flow hedging instruments	(143)	(943)
Pension plan liability adjustment:
Net unrealized gain (loss) from unfunded defined benefit plan liability arising during the period, net of tax of $154 and ($12)	(260)	23
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($23) and ($11)	41	21
Pension plan liability adjustment, net	(219)	44
Total comprehensive income	$46,689	$29,136

13.	Fair Value Accounting and Measurement
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at September 30, 2011	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. government and U.S. agency securities	$71,380	$—	$71,380	$—
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	644,726	—	644,726	—
State and municipal debt securities	276,417	—	276,417	—
Other securities	3,331	—	3,331	—
Total securities available for sale	$995,854	$—	$995,854	$—
Other assets (Interest rate contracts)	$16,463	$—	$16,463	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,463	$—	$16,463	$—

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

	Fair value at September 30, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2011	Losses During the Nine Months Ended September 30, 2011
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$3,717	$—	$—	$3,717	$735	$4,707
Non-covered OREO	2,876	—	—	2,876	573	3,120
	$6,593	$—	$—	$6,593	$1,308	$7,827

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2011 for loans which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC.

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
The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$97,432	$97,432	$55,492	$55,492
Interest-earning deposits with banks	250,030	250,030	458,638	458,638
Securities available for sale	995,854	995,854	763,866	763,866
FHLB stock	22,215	22,215	17,908	17,908
Loans held for sale	2,568	2,568	754	754
Loans	2,778,282	3,039,531	2,371,822	2,525,113
FDIC loss-sharing asset	193,869	193,869	205,991	205,991
Interest rate contracts	16,463	16,463	10,167	10,167
Liabilities
Deposits	$3,795,499	$3,797,901	$3,327,269	$3,330,616
FHLB Advances	122,642	124,358	119,405	122,722
Repurchase agreements	25,000	27,022	25,000	27,251
Other borrowings	—	—	642	642
Long-term subordinated debt	—	—	25,735	20,156
Interest rate contracts	16,463	16,463	10,167	10,167

15.	Derivatives and Hedging Activities
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
The following table presents the fair value of derivative instruments at September 30, 2011 and 2010:

	Asset Derivatives				Liability Derivatives
As of September 30,	2011		2010		2011		2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$16,463	Other assets	$13,623	Other liabilities	$16,463	Other liabilities	$13,623

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the local housing/real estate market could decline further;

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
Earnings Summary
The Company reported net income applicable to common shareholders for the third quarter of $18.9 million or $0.48 per diluted common share, compared to $2.5 million or $0.06 per diluted common share for the third quarter of 2010. The increase in net income from the prior year period was attributable to an increase in net interest income, as well as a significant reduction in the provision for loan losses, partially offset by a decline in noninterest income and an increase in noninterest expense. Return on average assets and return on average common equity were 1.60% and 10.18%, respectively, for the third quarter of 2011, compared with returns of 0.47% and 1.39%, respectively for the same period of 2010.
The Company reported net income for the first nine months of $33.3 million applicable to common shareholders or $0.84 per diluted common share, compared to $13.2 million or $0.38 per diluted common share for the first nine months of 2010. The increase in net income from the prior year period was attributable to an increase in net interest income, as well as a reduction in the provision for loan losses, partially offset by a decline in noninterest income and an increase in noninterest expense. Return on average assets and return on average common equity were 1.01% and 6.17%, respectively, for the first nine months of 2011, compared with returns of 0.58% and 2.97%, respectively for the same period of 2010.
The Company's net income was significantly impacted by the accounting for loans acquired in FDIC-assisted transactions. We account for loans under three general models which impact the way income and credit losses are recorded in our financial statements: Originated Loans, Discounted Loans, and Pooled Loans. Originated and discounted loans are included in the “Loans, excluding covered loans” caption of the consolidated condensed balance sheets and pooled loans are included in the “Covered Loans” caption of the consolidated condensed balance sheets. Please refer to Note 1 to the unaudited consolidated condensed financial statements located elsewhere in this report as well as the Company's 2010 Form 10-K for additional information related to these three general models.
The following table illustrates the significant financial statement impact associated with Columbia's acquired loan portfolios for the indicated periods:

	Three months ended	Nine months ended
(dollars in thousands)	September 30, 2011	September 30, 2011
Accretion income on pooled loans in excess of stated loan rates	$14,604	$35,858
Accretion income on discounted loans	5,096	5,096
Change in FDIC loss sharing asset	(10,855)	(32,048)
Clawback liability	(1,146)	(3,294)
Pre-tax earnings impact of acquisition accounting	$7,699	$5,612
The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income and the net interest margin.
Revenue (net interest income plus noninterest income) for the three months ended September 30, 2011 was $67.0 million, 28% more than the same period in 2010. Revenue (net interest income plus noninterest income) for the nine months ended September 30, 2011 was $164.9 million, 1% more than the same period in 2010. The increase was primarily a result of the FDIC-assisted transactions. Included in revenue for the nine months ended September 30, 2011 is a net gain on bank acquisitions of $1.8 million, revenue for the same period in 2010 included a net gain on bank acquisitions of $9.8 million. For a more complete discussion of this topic, please refer to the noninterest income section contained in the ensuing pages.

Total noninterest expense for the quarter ended September 30, 2011 was $39.9 million, a 19% increase from the third quarter of 2010. The increase was primarily due to the additional operating expenses related to the FDIC-assisted acquisition during the third quarter of 2011, as well as an increase to the clawback liability for the FDIC loss-sharing agreements.
Total noninterest expense for the nine months ended September 30, 2011 was $114.4 million, a 12% increase from the same period in 2010. The increase was primarily due to the additional operating expenses related to the three FDIC-assisted acquisitions during 2011, as well as establishing a clawback liability for the FDIC loss-sharing agreements.

The Company acquired a portion of the banking operations of Colfax, Washington-based Bank of Whitman pursuant to a purchase and assumption agreement with the FDIC on August 5, 2011. The Company acquired tangible assets with a fair value of $433.6 million, including $200.0 million of loans (net of acquisition accounting adjustments) and assumed $401.1 million in deposits. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period August 6, 2011 to September 30, 2011.

The Company acquired the banking operations of Burlington, Washington-based Summit Bank pursuant to a purchase and assumption agreement with the FDIC on May 20, 2011. The Company acquired tangible assets with a fair value of $127.7 million, including $71.5 million of loans (net of acquisition accounting adjustments) and assumed $123.3 million in deposits. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 21, 2011 to September 30, 2011.

The Company acquired the banking operations of Snohomish, Washington-based First Heritage Bank pursuant to a purchase and assumption agreement with the FDIC on May 27, 2011. The Company acquired tangible assets with a fair value of $157.8 million, including $81.9 million of loans (net of acquisition accounting adjustments) and assumed $159.5 million in deposits. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 28, 2011 to September 30, 2011.

The provision for loan and lease losses for the third quarter of 2011 was $500 thousand for the noncovered loan portfolio and $433 thousand for the covered loan portfolio compared with $9.0 million for the noncovered loan portfolio and $453 thousand for the covered loan portfolio during the third quarter of 2010. Net charge-offs for the current quarter were $4.1 million compared to $6.4 million for the third quarter of 2010. The provision for loan and lease losses for the first nine months of 2011 was $2.7 million for the noncovered loan portfolio and $2.3 million for the covered loan portfolio compared with $37.5 million for the noncovered loan portfolio and $453 thousand for the covered loan portfolio during the first nine months of 2010. Net charge-offs for the first nine months were $13.2 million compared to $28.6 million for the same period in 2010. As discussed in more detail elsewhere in this report, the provision decision is made quarterly, based on a detailed process to determine the adequacy and appropriateness of the Company's allowance for loan losses. Accordingly, the level of provisioning in the third quarter of 2011 does not necessarily signal a trend. As a result of recording a noncovered loan provision of $500 thousand, the Company's total allowance for loan and lease losses was 2.23% of net noncovered loans at September 30, 2011 compared to 3.18% at year-end 2010 and 3.22% at the end of the third quarter 2010. The reduction in the allowance for loan and lease losses to noncovered loans is due primarily to loan growth experienced throughout the third quarter of 2011. The loan growth was driven by the Bank of Whitman acquisition which, as previously mentioned, added approximately $200.0 million of loans (net of acquisition accounting adjustments).

Net Interest Income
Net interest income for the third quarter of 2011 was $64.8 million, an increase of 38% from $47.0 million for the same quarter in 2010. The Company's net interest margin increased to 6.53% in the third quarter of 2011, from 5.24% for the same quarter last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income and the net interest margin. The incremental accretion income had a positive impact of approximately 194 bps on the third quarter's net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 77 bps on the net interest margin.

Loans acquired from the Bank of Whitman acquisition had a significant impact to net interest income during the current quarter. Those loans were recorded at fair value at the time of acquisition.  The estimate of fair value included a

discount related to credit risk and a premium or discount related to interest rates that is recorded for each loan separately.   Interest income is recognized through the accrual of interest at the loans' stated rates, plus accretion or amortization of the discount or premium recorded at acquisition.  The average discount upon acquisition was approximately 12% and will be recognized over the remaining term of these loans.  During the current quarter and year-to-date period, accretion of the net discount recorded at acquisition was $5.1 million. Of this amount, $974 thousand was related to matured loans and $850 thousand was accelerated recognition due to loan prepayments.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2011			2010
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid (3)	Average Rate
ASSETS
Loans, net (1) (2)	$2,777,681	$59,794	8.54%	$2,500,302	$44,989	7.14%
Taxable securities	744,878	6,037	3.22%	486,201	4,660	3.80%
Tax exempt securities (2)	253,897	3,879	6.06%	229,000	3,491	6.05%
Interest-earning deposits with banks and federal funds sold	251,573	240	0.38%	439,429	281	0.25%
Total interest-earning assets	4,028,029	$69,950	6.89%	3,654,932	$53,421	5.80%
Other earning assets	53,695			51,684
Noninterest-earning assets	599,177			654,297
Total assets	$4,680,901			$4,360,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$684,084	$1,243	0.72%	$729,053	$1,958	1.07%
Savings accounts	265,348	39	0.06%	202,669	70	0.14%
Interest-bearing demand	709,911	329	0.18%	641,070	489	0.30%
Money market accounts	992,321	1,031	0.41%	894,971	1,490	0.66%
Total interest-bearing deposits	2,651,664	2,642	0.40%	2,467,763	4,007	0.64%
Federal Home Loan Bank and Federal Reserve Bank borrowings	128,911	807	2.48%	122,250	716	2.32%
Long-term obligations	7,821	75	3.80%	25,708	266	4.11%
Other borrowings	25,000	120	1.90%	25,000	121	1.92%
Total interest-bearing liabilities	2,813,396	$3,644	0.51%	2,640,721	$5,110	0.77%
Noninterest-bearing deposits	1,027,268			829,820
Other noninterest-bearing liabilities	105,045			151,217
Shareholders’ equity	735,192			739,155
Total liabilities & shareholders’ equity	$4,680,901			$4,360,913
Net interest income (2)		$66,306			$48,311
Net interest margin			6.53%			5.24%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $258 thousand and $401 thousand for the three months ended September 30, 2011 and 2010, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(3)	Reclassified to conform to the current period’s presentation.

Net interest income for the first nine months of 2011 was $164.6 million, an increase of 31% from $126.0 million for the same period in 2010. The Company's net interest margin increased to 5.96% in the first nine months of 2011, from 4.90% for the same period last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios.
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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011			2010
(in thousands)	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid (3)	Average Rate
ASSETS
Loans, net (1) (2)	$2,536,492	$151,866	8.00%	$2,497,396	$121,088	6.48%
Taxable securities	671,146	16,701	3.33%	491,976	14,113	3.84%
Tax exempt securities (2)	248,027	11,610	6.26%	226,047	10,842	6.41%
Interest-earning deposits with banks and federal funds sold	339,200	722	0.28%	334,871	640	0.26%
Total interest-earning assets	3,794,865	$180,899	6.37%	3,550,290	$146,683	5.52%
Other earning assets	53,209			51,178
Noninterest-earning assets	577,963			611,398
Total assets	$4,426,037			$4,212,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$636,907	$4,031	0.85%	$799,011	$7,042	1.18%
Savings accounts	235,203	127	0.07%	195,916	237	0.16%
Interest-bearing demand	699,106	1,145	0.22%	631,401	1,730	0.37%
Money market accounts	949,920	3,266	0.46%	824,297	4,273	0.69%
Total interest-bearing deposits	2,521,136	8,569	0.45%	2,450,625	13,282	0.72%
Federal Home Loan Bank and Federal Reserve Bank borrowings	120,698	2,215	2.45%	124,234	2,131	2.29%
Long-term obligations	19,657	579	3.94%	25,692	769	4.00%
Other borrowings	25,000	377	2.02%	25,000	357	1.91%
Total interest-bearing liabilities	2,686,491	$11,740	0.58%	2,625,551	$16,539	0.84%
Noninterest-bearing deposits	936,091			795,698
Other noninterest-bearing liabilities	81,817			136,240
Shareholders’ equity	721,638			655,377
Total liabilities & shareholders’ equity	$4,426,037			$4,212,866
Net interest income (2)		$169,159			$130,144
Net interest margin			5.96%			4.90%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $784 thousand and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(3)	Reclassified to conform to the current period’s presentation.

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

(in thousands)	Three Months Ended September 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)(2)	$5,345	$9,460	$14,805
Taxable securities	2,183	(806)	1,377
Tax exempt securities (2)	380	8	388
Interest earning deposits with banks and federal funds sold	(148)	107	(41)
Interest income (2)	$7,760	$8,769	$16,529
Interest bearing liabilities
Deposits:
Certificates of deposit	$(115)	$(600)	$(715)
Savings accounts	17	(48)	(31)
Interest-bearing demand	48	(208)	(160)
Money market accounts	148	(607)	(459)
Total interest on deposits	98	(1,463)	(1,365)
FHLB and Federal Reserve Bank borrowings	41	50	91
Long-term obligations	1	(192)	(191)
Other borrowings	—	(1)	(1)
Interest expense	$140	$(1,606)	$(1,466)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $258 thousand and $401 thousand for the three months ended September 30, 2011 and 2010, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(in thousands)	Nine Months Ended September 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total
Interest earning assets
Loans (1)	$1,924	$28,854	$30,778
Taxable securities	4,640	(2,052)	2,588
Tax exempt securities (2)	1,034	(266)	768
Interest earning deposits with banks and federal funds sold	8	74	82
Interest income (2)	$7,606	$26,610	$34,216
Interest bearing liabilities
Deposits:
Certificates of deposit	$(1,260)	$(1,751)	$(3,011)
Savings accounts	41	(151)	(110)
Interest-bearing demand	170	(755)	(585)
Money market accounts	583	(1,590)	(1,007)
Total interest on deposits	(466)	(4,247)	(4,713)
FHLB and Federal Reserve Bank borrowings	(63)	147	84
Other borrowings and interest bearing liabilities	(176)	(14)	(190)
Long-term subordinated debt	—	20	20
Interest expense	$(705)	$(4,094)	$(4,799)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $784 thousand and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the third quarter of 2011 was $500 thousand for the noncovered loan portfolio and $433 thousand for the covered loan portfolio compared with $9.0 million for the noncovered loan portfolio and $453 thousand for the covered loan portfolio during the third quarter of 2010. Net noncovered loan charge-offs for the current quarter were $4.1 million compared to $6.4 million for the third quarter of 2010. The provision for loan and lease losses for the first nine months of 2011 was $2.7 million for the noncovered loan portfolio and $2.3 million for the covered loan portfolio compared with $37.5 million for the noncovered loan portfolio and $453 thousand for the covered loan portfolio during the first nine months of 2010. Net noncovered loan charge-offs for the first nine months were $13.2 million compared to $28.6 million for the same period in 2010. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 7 to the Company’s consolidated condensed financial statements presented elsewhere in this report and was based upon improving credit metrics in the noncovered loan portfolio.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three months ended September 30,				Nine months ended September 30,
	2011	$ Change	% Change	2010	2011	$ Change	% Change	2010
	(dollars in thousands)
Service charges and other fees	$6,991	$473	7%	$6,518	$19,746	$1,362	7%	$18,384
Merchant services fees	1,952	(101)	(5)%	2,053	5,393	(312)	(5)%	5,705
Gain on sale of investment securities, net	—	—	NM	—	—	(58)	NM	58
Bank owned life insurance	523	2	—%	521	1,556	15	1%	1,541
Other	1,755	1,128	180%	627	3,842	1,318	52%	2,524
	11,221	1,502	15%	9,719	30,537	2,325	8%	28,212
Gain on bank acquisitions	1,830	1,830	NM	—	1,830	(7,988)	(81)%	9,818
Change in FDIC loss sharing asset	(10,855)	(6,319)	139%	(4,536)	(32,048)	(30,911)	2,719%	(1,137)
Total noninterest income	$2,196	$(2,987)	(58)%	$5,183	$319	$(36,574)	(99)%	$36,893
NM - Not Meaningful

Noninterest income was $2.2 million for the third quarter of 2011, compared to $5.2 million for the prior-year period. The decrease was primarily due to the $10.9 million change in the FDIC loss sharing asset recorded as a reduction in income during the current quarter, compared to a $4.5 million reduction to income during the same period in 2010.
The change in the FDIC loss sharing asset in the current period recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss sharing agreements. This change is an outcome of the better-than-expected cashflows on covered loans. The Company re-measures contractual and expected cash flows of covered loans on a quarterly basis. When the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses the nonaccretable difference decreases and the accretable yield of the related loan pool is increased and recognized as interest income over the life of the loan portfolio. As a result of the improved expected cash flows, the indemnification asset is reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loan portfolio.
After removing the effects of the change in the FDIC loss sharing asset and gain on bank acquisitions, noninterest income for the third quarter 2011 increased $1.5 million, or 15%, form the prior year period due to increased volume in service charges on deposit accounts and other noninterest income. Other noninterest income increased $1.1 million for the third quarter 2011 as compared to the prior year due to increases in loan fees and mortgage banking revenue.

Noninterest Expense

Total noninterest expense for the third quarter of 2011 was $39.9 million, an increase of 19% from $33.5 million a year earlier. The increase is primarily within compensation and benefits expense and is generally attributed to the three 2011 FDIC-assisted transactions as well as the late 2010 addition of three new banking teams and a new team hired in early 2011. Also contributing to the increase in noninterest expense was the Company recording an additional $1.1 million to its clawback liability. The Company's Purchase & Assumption agreement with the FDIC requires the Company to reimburse the FDIC at the conclusion of the loss share agreement period, February 2020 for the Columbia River Bank and American Marine Bank transactions, a calculated amount if total losses on the acquired loan portfolios fail to reach a minimum threshold level. The $1.1 million expense recorded in the third quarter increased the accrued liability to $3.3 million, which represents the net present value of management's clawback liability estimate of $5.0 million. The clawback liability is evaluated at the individual portfolio level each quarter and adjusted upward or downward according to the total expected losses over the loss share period.

Regulatory premiums were $574 thousand for the third quarter of 2011, a decrease of $1.4 million from a year earlier. The decrease in premiums was primarily due to a decrease in the assessment rate utilized in calculating premiums due.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	$ Change	% Change	2010	2011	$ Change	% Change	2010
	(dollars in thousands)
Compensation	$16,887	$2,020	14%	$14,867	$47,817	$7,050	17%	$40,767
Employee benefits	3,179	647	26%	2,532	9,915	2,095	27%	7,820
Contract labor	1,326	1,151	658%	175	2,040	(1,430)	(41)%	3,470
	21,392	3,818	22%	17,574	59,772	7,715	15%	52,057
All other noninterest expense:
Occupancy	4,815	537	13%	4,278	13,600	1,046	8%	12,554
Merchant processing	976	42	4%	934	2,764	67	2%	2,697
Advertising and promotion	1,137	507	80%	630	3,050	797	35%	2,253
Data processing and communications	2,195	(282)	(11)%	2,477	6,032	(891)	(13)%	6,923
Legal and professional services	1,957	348	22%	1,609	4,868	284	6%	4,584
Taxes, license and fees	1,211	408	51%	803	2,983	928	45%	2,055
Regulatory premiums	574	(1,378)	(71)%	1,952	3,553	(1,357)	(28)%	4,910
Net cost of operation of other real estate owned	(195)	1,247	(86)%	(1,442)	(423)	379	(47)%	(802)
Amortization of intangibles	1,177	133	13%	1,044	3,116	230	8%	2,886
FDIC clawback expenses	1,146	1,146	100%	—	3,294	3,294	100%	—
Other	3,550	(111)	(3)%	3,661	11,836	(209)	(2)%	12,045
Total all other noninterest expense	18,543	2,597	16%	15,946	54,673	4,568	9%	50,105
Total noninterest expense	$39,935	$6,415	19%	$33,520	$114,445	$12,283	12%	$102,162

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
(in thousands)	2011	2010		2011	2010
Postage	$551	$430	$121	$1,573	$1,404	$169
Software support & maintenance	375	267	108	984	793	191
Supplies	350	438	(88)	967	1,147	(180)
Insurance	249	207	42	686	582	104
ATM Network	305	223	82	767	608	159
Travel	378	296	82	890	709	181
Employee expenses	153	100	53	463	353	110
Sponsorships and charitable contributions	274	145	129	692	584	108
Directors fees	111	104	7	341	328	13
Federal Reserve Bank processing fees	89	100	(11)	249	240	9
CRA partnership investment expense	104	73	31	528	219	309
Investor relations	19	35	(16)	159	117	42
Other personal property owned	(1,212)	4	(1,216)	(1,212)	(376)	(836)
Miscellaneous	1,804	1,239	565	4,749	5,337	(588)
Total other noninterest expense	$3,550	$3,661	$(111)	$11,836	$12,045	$(209)

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate and FDIC clawback liability expense, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 69.17% compared to 68.33% for the third quarter 2010.
Income Taxes
We recorded an income tax provision of $7.2 million for the third quarter of 2011, compared to a provision of $4.0 million for the same period in 2010. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2010.

BUSINESS COMBINATIONS
On May 20, 2011 the Company acquired certain assets and assumed certain liabilities of Summit Bank from the FDIC in an FDIC-assisted transaction. A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

May 20, 2011
(in thousands)
Assets
Cash and due from banks	$1,837
Interest-earning deposits with banks and federal funds sold	14,198
Investment securities	871
Federal Home Loan Bank stock	406
Acquired loans	69,783
Accrued interest receivable	429
Premises and equipment	42
FDIC receivable	6,984
Other real estate owned covered by loss sharing	2,162
Goodwill	2,919
Core deposit intangible	509
FDIC indemnification asset	30,203
Other assets	786
Total assets acquired	$131,129
Liabilities
Deposits	$123,279
Federal Home Loan Bank advances	7,772
Accrued interest payable	71
Other liabilities	7
Total liabilities assumed	$131,129

On May 27, 2011 the Company acquired certain assets and assumed certain liabilities of First Heritage Bank from the FDIC in an FDIC-assisted transaction. A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

May 27, 2011
(in thousands)
Assets
Cash and due from banks	$4,688
Interest-earning deposits with banks	6,689
Investment securities	5,303
Federal Home Loan Bank stock	477
Acquired loans	81,488
Accrued interest receivable	476
Premises and equipment	5,339
FDIC receivable	4,751
Other real estate owned covered by loss sharing	8,225
Goodwill	5,876
Core deposit intangible	1,337
FDIC indemnification asset	38,531
Other assets	1,804
Total assets acquired	$164,984
Liabilities
Deposits	$159,525
Federal Home Loan Bank advances	5,003
Accrued interest payable	421
Other liabilities	35
Total liabilities assumed	$164,984

On August 5, 2011 the Company acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. A summary of the fair value of assets acquired and liabilities assumed from the FDIC is as follows:

August 5, 2011
(in thousands)
Assets
Cash and due from banks	$52,072
Investment securities	16,298
Federal Reserve Bank and Federal Home Loan Bank stock	3,977
Acquired loans	200,041
Accrued interest receivable	1,975
Premises and equipment	86
FDIC receivable	156,710
Core deposit intangible	3,943
Other assets	2,447
Total assets acquired	$437,549
Liabilities
Deposits	401,127
Federal Home Loan Bank advances	32,949
Accrued interest payable	213
Other liabilities	396
Total liabilities assumed	$435,719
Net assets acquired (after tax gain)	$1,830

For complete discussion and disclosures see Note 4 in the condensed consolidated financial statements included in Part 1, Item 1 of this report.

FINANCIAL CONDITION
Total assets increased $499.5 million or 11.7%, to $4.76 billion as of September 30, 2011, compared to $4.26 billion as of December 31, 2010. The increase in total assets was primarily due to the FDIC-assisted acquisitions completed in the second and third quarters as disclosed in Note 4 of the unaudited consolidated condensed financial statements.
Investment Securities
At September 30, 2011, the Company held investment securities totaling $995.9 million compared to $763.9 million at December 31, 2010. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to the Company actively investing funds with a focus on short-term, high quality debt instruments with a very high degree of certainty to their cash flows, with maturities laddered over a period of twelve to thirty-six months. These securities are used by the Company as a component of its balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
At September 30, 2011, the market value of securities available for sale had an unrealized gain, net of tax, of $26.5 million compared to an unrealized gain, net of tax, of $12.7 million at December 31, 2010. The increase in the unrealized gain was the result of the fluctuations in interest rates and a $232.0 million increase in our portfolio of securities available for sale. The Company does carry $134.1 million of investment securities with unrealized losses of $1.0 million; however, the Company does not consider these investment securities to be other than temporarily impaired. In the future, if the impairment is judged to be other than temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.

The following table sets forth our securities portfolio by type for the dates indicated:

(in thousands)	September 30, 2011	December 31, 2010
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$644,726	$506,642
State and municipal securities	276,417	253,981
U.S. government and government-sponsored enterprise securities	71,380	—
Other securities	3,331	3,243
Total	$995,854	$763,866

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
Loan policies, credit quality criteria, loan portfolio guidelines and other credit approval processes are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board of Directors. The Company’s Credit Administration department and loan committee have the responsibility for administering the credit approval process. As another part of its control process, we use an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by our credit policies. This includes a review of documentation when the loan is initially extended and subsequent monitoring to assess continued performance and proper risk assessment.
Loan Portfolio Analysis
We are a full service commercial bank, originating a wide variety of loans, but concentrating our lending efforts on originating commercial business and commercial real estate loans.

The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

(in thousands)	September 30, 2011	% of Total	December 31, 2010	% of Total
Commercial business	$983,820	43.6%	$795,369	41.5%
Real estate:
One-to-four family residential	64,535	2.9%	49,383	2.6%
Commercial and multifamily residential	977,173	43.3%	794,329	41.5%
Total real estate	1,041,708	46.2%	843,712	44.1%
Real estate construction:
One-to-four family residential	52,287	2.3%	67,961	3.5%
Commercial and multifamily residential	27,181	1.2%	30,185	1.6%
Total real estate construction	79,468	3.5%	98,146	5.1%
Consumer	176,667	7.8%	182,017	9.5%
Subtotal	2,281,663	101.1%	1,919,244	100.2%
Less: Net unearned income	(23,764)	(1.1)%	(3,490)	(0.2)%
Total noncovered loans, net of unearned income	2,257,899	100.0%	1,915,754	100.0%
Less: Allowance for loan and lease losses	(50,422)		(60,993)
Noncovered loans, net	2,207,477		1,854,761
Covered loans, net of allowance of ($8,327) and ($6,055), respectively	570,805		517,061
Total loans, net	$2,778,282		$2,371,822
Loans Held for Sale	$2,568		$754

Total noncovered loans increased $362.4 million, or 18.9%, from year-end 2010. The loan growth was driven by the Bank of Whitman acquisition which added approximately $200.0 million of loans (net of acquisition accounting adjustments) at acquisition as well as organic loan growth.
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
Real Estate Loans: One-to-four family residential loans are secured by properties located within our primary market areas and, typically, have loan-to-value ratios of 80% or lower.
Our underwriting standards for commercial and multifamily residential loans generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.
Real Estate Construction Loans: We originate a variety of real estate construction loans. Underwriting guidelines for these loans vary by loan type but include loan-to-value limits, term limits and loan advance limits, as applicable.
Our underwriting guidelines for commercial and multifamily residential real estate construction loans generally require that the loan-to-value ratio not exceed 75% and stabilized debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. As noted above, underwriting standards can be influenced by competition and other factors. However, we endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.
Consumer Loans: Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous personal loans.

Foreign Loans: Our banking subsidiaries are not involved with loans to foreign companies or foreign countries.
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans; (ii) other real estate owned; and (iii) other personal property owned.
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
The following tables set forth, at the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans and total nonperforming assets:

(in thousands)	September 30, 2011	December 31, 2010
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$9,894	$32,367
Real estate:
One-to-four family residential	2,159	2,996
Commercial and multifamily residential	20,955	23,192
Total real estate	23,114	26,188
Real estate construction:
One-to-four family residential	11,008	18,004
Commercial and multifamily residential	7,623	7,584
Total real estate construction	18,631	25,588
Consumer	3,544	5,020
Total nonaccrual loans	55,183	89,163
Noncovered other real estate owned and other personal property owned	34,069	30,991
Total nonperforming noncovered assets	$89,252	$120,154

As of September 30, 2011, nonperforming noncovered assets were $89.3 million, compared to $120.2 million at December 31, 2010. The percent of nonperforming, noncovered assets to period-end noncovered assets at September 30, 2011 was 2.15% compared to 3.23% for December 31, 2010. For additional discussion and disclosure see Note 6 to the Company’s Consolidated Financial Statements presented elsewhere in this report.

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
In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 7 to the Consolidated Condensed Financial Statements presented elsewhere in this report.
At September 30, 2011, our allowance for loan and lease losses for noncovered loans was $50.4 million, or 2.23% of total noncovered loans (excluding loans held for sale) and 91.37% of nonperforming, noncovered loans. This compares with an allowance of $61.0 million, or 3.18% of the total loan portfolio (excluding loans held for sale), and 68.41% of nonperforming, noncovered loans at December 31, 2010. The reduction in the allowance for loan and lease losses is due primarily to loan growth experienced during 2011. The loan growth was driven by the Bank of Whitman acquisition which added approximately $200.0 million of loans (net of acquisition accounting adjustments) at acquisition as well as organic loan growth. Other factors contributing to the reduction in the allowance for loan and lease losses on noncovered loans were improving credit metrics within the noncovered loan portfolio, new loan originations requiring lower calculated reserves and net charge-offs of $13.2 million during 2011. Excluding the Bank of Whitman loans from the noncovered loan totals at September 30, 2011, the ratio of the allowance for loan and lease losses to noncovered loans was 2.43%.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$54,057	$59,748	$60,993	$53,478
Charge-offs:
Commercial business	(1,946)	(1,760)	(6,151)	(9,405)
One-to-four family residential	(53)	—	(717)	(104)
Commercial and five-or-more family residential	(443)	(1,976)	(2,362)	(4,958)
One-to-four family residential construction	(183)	(1,291)	(2,415)	(8,955)
Commercial and five-or-more family residential construction	(145)	—	(1,710)	(3,079)
Consumer	(2,102)	(2,513)	(3,298)	(4,965)
Total charge-offs	(4,872)	(7,540)	(16,653)	(31,466)
Recoveries
Commercial business	460	122	1,157	778
One-to-four family residential	78	—	78	15
Commercial and five-or-more family residential	10	5	96	46
One-to-four family residential construction	119	573	1,923	1,481
Consumer	70	426	178	502
Total recoveries	737	1,126	3,432	2,822
Net charge-offs	(4,135)	(6,414)	(13,221)	(28,644)
Provision charged to expense	500	9,000	2,650	37,500
Ending balance	$50,422	$62,334	$50,422	$62,334
Total noncovered loans, net at end of period, excluding loans held of sale (1)	$2,257,899	$1,934,162	$2,257,899	$1,934,162
Allowance for loan and lease losses to period-end noncovered loans	2.23%	3.22%	2.23%	3.22%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,660	$815	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	(200)	350	295	390
Ending balance	$1,460	$1,165	$1,460	$1,165
______________________________
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $466.2 million, or approximately 16%, since year-end 2010 while certificates of deposit greater than $100,000 increased $14.9 million, or approximately 6%, to $281.6 million from year-end 2010. The current year increase included $683.9 million of deposits assumed in the FDIC acquisitions of Summit Bank, First Heritage Bank, and the Bank of Whitman. The assumed deposits included brokered and wholesale certificates of deposit, which were repriced during the acquisition process. As a result and within management's expectations, we experienced $202.2 million of runoff of brokered and wholesale certificates of deposit.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At September 30, 2011 brokered and other wholesale deposits (excluding public deposits) totaled $48.7 million, or 1% of total deposits, compared to $61.5 million, or 2% of total deposits, at year-end 2010. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
(in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Core deposits:
Demand and other non-interest bearing	$1,105,169	29.1%	$895,671	26.9%	$864,920	26.2%
Interest bearing demand	712,000	18.8%	672,307	20.2%	645,875	19.5%
Money market	1,036,713	27.3%	920,831	27.7%	896,135	27.1%
Savings	281,760	7.4%	210,995	6.3%	206,713	6.3%
Certificates of deposit less than $100,000	329,063	8.7%	298,678	9.0%	320,808	9.7%
Total core deposits	3,464,705	91.3%	2,998,482	90.1%	2,934,451	88.8%
Certificates of deposit greater than $100,000	281,641	7.4%	266,708	8.0%	303,527	9.2%
Certificates of deposit insured by CDARS®	47,192	1.3%	38,312	1.2%	44,786	1.3%
Wholesale certificates of deposit	1,495	—%	23,155	0.7%	23,155	0.7%
Subtotal	3,795,033	100.0%	3,326,657	100.0%	3,305,919	100.0%
Premium resulting from acquisition date fair value adjustment	466		612		967
Total deposits	$3,795,499		$3,327,269		$3,306,886

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At September 30, 2011, we had FHLB advances of $121.7 million, before acquisition date fair value adjustments, compared to $119.4 million at December 31, 2010. The slight increase in FHLB advances was primarily due to the $42.3 million in borrowings assumed through FDIC-assisted acquisitions, of which $34.2 million have been paid off as of September 30, 2011.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2011 and December 31, 2010 we had repurchase agreements of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Redemption of Trust Preferred Securities
In July, 2011, the Company elected to redeem the junior subordinated debentures and terminated Columbia (WA)Statutory Trust I and Town Center Bancorp Trust I with a cash payment of $22.9 million and $3.1 million, respectively which consisted of principal, interest and fees. The trust preferred obligations were classified as long-term subordinated debt on the Company's balance sheet and the decision to redeem was based upon the Company's cash and capital positions, rates on the debentures and the absence of a prepayment penalty.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2011, we had commitments to extend credit of $725.2 million compared to $612.0 million at December 31, 2010.

Capital Resources
Shareholders’ equity at September 30, 2011 was $750.0 million, up from $706.9 million at December 31, 2010. Shareholders’ equity was 15.8% and 16.6% of total period-end assets at September 30, 2011 and December 31, 2010, respectively.
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
The Company and its subsidiaries qualify as “well-capitalized” at September 30, 2011 and December 31, 2010.

	Company		Columbia Bank		Requirements
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	21.87%	24.47%	19.01%	18.20%	8.00%	10.00%
Tier 1 risk-based capital ratio	20.61%	23.20%	17.75%	16.93%	4.00%	6.00%
Leverage ratio	13.97%	13.99%	11.22%	10.33%	4.00%	5.00%
Stock Repurchase Program
In October 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. This newly authorized repurchase program supersedes and replaces the prior stock repurchase program adopted in February 2002. No shares were repurchased under the prior stock repurchase program during the first nine months of 2011, and as of September 30, 2011 the Company had repurchased a total of 66,317 shares of common stock under the prior program.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2011, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2010. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K.

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
Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans, as well as real estate construction loans and land development loans, acquisition and development loans related to the for-sale housing industry, generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains a significant number of construction, commercial business and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.
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
Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve to pre-recession levels, we expect to continue to incur additional losses relating to elevated levels of nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral if the collateral less selling costs is lower than the carrying amount of the related loan, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience further increases in nonperforming loans in the future.
Our acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated, and future acquisitions may be dilutive to current shareholders.
We have in the past and may in the future seek to grow our business by acquiring other businesses. Our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
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
Given the continued market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. We may also experience difficulties in complying with the technical requirements of our loss-sharing agreements with the FDIC, which could result in some assets which we acquire in FDIC-assisted transactions losing their coverage under such agreements. As our integration efforts continue in connection with these transactions, other unanticipated costs, including the diversion of personnel, or losses, may be incurred.
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
We may use the net proceeds of our capital raise completed in May 2010 for selective acquisitions that meet our disciplined acquisition criteria, to fund internal growth, or for general corporate purposes. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently a party to any purchase or merger agreement. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of our 2010 capital raise until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.
If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.
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
Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.
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
Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of September 30, 2011, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.
In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2011 we had stock in the FHLB totaling $22.2 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of September 30, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.
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
Our articles of incorporation include certain provisions that could make it more difficult to acquire us by means of a tender offer, a proxy contest, merger or otherwise. These provisions include certain non-monetary factors that our board of directors may consider when evaluating a takeover offer, and a requirement that any “Business Combination” be approved by the affirmative vote of no less than 66 2/3% of the total shares attributable to persons other than a “Control Person.” These provisions may have the effect of lengthening the time required for a person to acquire control of us though a tender offer, proxy contest or otherwise, and may deter any potentially hostile offers or other efforts to obtain control of us. This could deprive our shareholders of opportunities to realize a premium for their Columbia common stock, even in circumstances where such action is favored by a majority of our shareholders.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED.]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1
Purchase and Assumption Agreement - Modified Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Bank of Whitman, Colfax, Washington, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of August 5, 2011 (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholders' Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

*    Furnished herewith

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 11, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 8, 2011	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2011	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

2.1
Purchase and Assumption Agreement - Modified Whole Bank - All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Bank of Whitman, Colfax, Washington, Federal Deposit Insurance Corporation and Columbia State Bank, Tacoma, Washington dated as of August 5, 2011 (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholders' Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

*    Furnished herewith

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 11, 2011