Form 10-Q/A
period 2011-09-30
COLUMBIA BANKING SYSTEM INC
filed 2011-11-15
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
Columbia Bankings System, Inc. (the "Company") is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011 (the “Form 10-Q”), for the sole purpose of correcting certain technical and formatting errors within its Interactive Data File included in the Form 10-Q filing as Exhibit 101.
No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

COLUMBIA BANKING SYSTEM, INC.

Date:	November 15, 2011	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2011	By	/s/ GARY R. SCHMINKEY
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