Form 10-K
period 2011-12-31
COLUMBIA BANKING SYSTEM INC
filed 2012-02-29
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or

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
☒  Large Accelerated Filer        ☐  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2011 was $667,249,601 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2012 was 39,522,884.
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive 2012 Annual Meeting Proxy Statement.	Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2011

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

•	the local housing/real estate markets where we operate and make loans could continue to decline;

•
the risks presented by a continued economic recession, or sluggish recovery, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

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
Columbia Bank was established in 1993 to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state bank holding companies, which created dislocation of customers.
At December 31, 2011 Columbia Bank had 102 branch locations in Washington and Oregon. Included in these branch locations are six Columbia Bank branches doing business in Oregon under the Bank of Astoria name in Astoria, Warrenton, Seaside and Cannon Beach in Clatsop County and in Manzanita and Tillamook in Tillamook County. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to be a leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households in all markets we serve.
We have established a network of 102 branches in Washington and Oregon as of December 31, 2011 from which we intend to grow market share. We operate 62 branches in western Washington, 15 branches in eastern Washington, 15 branches in western Oregon, and 10 branches in eastern Oregon. Washington counties include: Adams, Asotin, Benton, Clallam, Clark, Cowlitz, Franklin, Jefferson, King, Kitsap, Klickitat, Mason, Pierce, Snohomish, Skagit, Spokane, Thurston, Walla Walla, Whatcom, Whitman and Yakima. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Marion, Multnomah, Tillamook, Umatilla, Wasco and Yamhill.
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
• VISA® Card Services
• Investment Services through CB Financial Services
• International Banking
• Merchant Card Services
• Professional Banking
Personal Banking: We offer our personal banking customers an assortment of account products including noninterest and interest-bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Our online banking service, Columbia OnlineTM, provides our personal banking customers with the ability to safely and securely conduct their banking business 24 hours a day, 7 days a week. Personal banking customers are also provided with a variety of borrowing products including fixed and variable rate home equity loans and lines of credit, home mortgages for purchases and refinances, personal loans, and other consumer loans. Eligible personal banking customers with checking accounts are provided a Visa® Debit Card which can be used both to make purchases and as an ATM card. A variety of Visa® Credit Cards are also available to eligible personal banking customers.
Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and cash management services, credit services, and wealth management strategies. Each private banker provides advisory services(2) and coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.
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
Business Banking: We offer our business banking customers the foundation of a variety of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. In addition to these core banking products we provide a breadth of services to support the complete financial needs of small and middle market businesses including Cash Management, Professional Banking, International Banking, VISA Credit Cards, Merchant Services and Commercial Lending.

 __________

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

Cash Management
Columbia State Bank’s diversified Cash Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions. Columbia customers, of all sizes, choose from a full range of transaction and Cash Management tools to gain more control over and make more from their money. Services include Commercial Online Banking, Positive Pay fraud protection, Automated Clearing House (ACH) payments, Remote Deposit Capture, and Merchant Services.
Our Cash Management professionals work with businesses to find the best combination of services to meet their needs. This customized, modular approach ensures their business banking operations are cost-effective now, with flexibility for future growth.
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
Commercial Lending
We offer a variety of loan products tailored to meet the various needs of business banking customers. Commercial loan products include accounts receivable and inventory financing as well as Small Business Administration ("SBA") financing. We also offer commercial real estate loan products for construction and development or permanent financing. Real estate lending activities have been focused on construction and permanent loans for both owner occupants and investor oriented real estate properties. In addition, the Bank has pursued construction and first mortgages on owner occupied, one- to four-family residential properties. Commercial banking has been directed toward meeting the credit and related deposit needs of various sized businesses and professional practice organizations operating in our primary market areas.
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

 __________

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

Market Areas
Washington: Approximately 30% of our total branches within Washington are located in Pierce County, with an estimated 2011 population of 815,000 residents. At June 30, 2011 our Pierce County branch locations’ share of the county’s total deposit market was 18%(1), ranking first among our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma, whose activities are related to more than 40,000 jobs in the county, and well over 100,000 in the state of Washington, Joint Base Lewis-McChord which accounts for nearly 20% of the County’s total employment, and the manufacturing industry which supplies the Boeing Company.
We operate thirteen branch locations in King County, including Seattle, Bellevue and Redmond. King County, which is Washington’s most highly populated county at close to 2 million residents, is a market that has significant growth potential for our Company and will play a key role in our expansion strategy in the future. At June 30, 2011 we ranked 13th in our share of the King County deposit market or approximately 1%(1); however, we continue to make inroads within this market through the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County, with its close proximity to Pierce County, is considered a natural extension of our primary market area. The economy of south King County is primarily comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.
Some other market areas served by the Company include Cowlitz County where we rank first, or 9% (1), in deposit market share, operating two branch locations; and Kitsap County, where we operate 6 branches with 8%(1) of the deposit market share. We also have locations in Adams, Clallam, Clark, Jefferson, Klickitat, Spokane, Thurston, Whitman and Yakima counties where we operate two branch offices in each county, and Asotin, Benton, Franklin, Grant, Mason, Snohomish, Skagit, Walla Walla and Whatcom Counties where we operate one branch in each county.
Oregon: With the acquisition of Columbia River Bank in January 2010, we significantly expanded our market area in western Oregon, and entered the eastern Oregon market area, bringing our total to 25 branch locations in the state. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Marion, Multnomah, Tillamook, Umatilla, Wasco and Yamhill. Columbia ranks fifteenth(1) in total deposit market share in Oregon. We are first(1) in deposit market share in Hood River, Jefferson, and Wasco counties, and second or 28%(1) of the deposit market share in Clatsop county. Oregon market areas provide a significant opportunity for expansion in the future.
___________
Source: FDIC Annual Summary of Deposit Report as of June 30, 2011.

Employees
As of December 31, 2011 the Company and its banking subsidiary employed approximately 1,256 full-time equivalent employees, significantly up from the 1,092 at December 31, 2010. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees contributed to Columbia Bank being again awarded one of Seattle Business Magazine’s 100 Best Companies to Work For 2011 and designated one of the Puget Sound Business Journal’s “Washington’s Best Workplaces 2011”.
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
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the recent financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.
Federal Bank Holding Company Regulation
General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.
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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from Columbia Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.
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
Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company is expected to act as a source of financial and managerial strength to Columbia Bank. This means that the Company is required to commit, as necessary, resources to support Columbia Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
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
Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.
Community Reinvestment. The Community Reinvestment Act ("CRA") of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank's community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.
Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.
Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.
Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
Dividends
The principal source of the Company's cash is from dividends received from Columbia Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank's ability to pay dividends that are greater than the bank's retained earnings without approval of the applicable banking agency. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company's common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.
Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders' equity (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries. Tier I capital generally excludes goodwill and intangible assets, net unrealized gains and losses on available for sale securities and accumulated net gains and losses on cash flow hedges. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments and qualifying subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.
Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.
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

Regulatory Oversight and Examination
The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company's rating at its last inspection.
Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank's condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.
Corporate Governance and Accounting
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.
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
The Emergency Economic Stabilization Act of 2008
Emergency Economic Stabilization Act of 2008. In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions. The Company applied for and received approximately $76 million in the CPP. Due to its capital position, on August 11, 2010, the Company redeemed all of its 76,898 outstanding shares of preferred stock, originally issued to the Treasury for a total redemption price of $77.8 million, consisting of $76.9 million in principal and $918,504 in accrued and unpaid dividends. On September 1, 2010, the Company repurchased the common stock warrant issued to the Treasury for $3.3 million. The warrant repurchase, together with the Company's redemption in August 2010 of the entire amount of the preferred stock, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.
Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2012 pursuant to applicable FDIC regulations. In February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rules also revise the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.
Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue until December 31, 2012.
Recent Legislation
Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Not all of the regulations implementing these changes have been promulgated. As a result, we cannot determine the full impact on our business and operations at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.
Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (i) a non-binding shareholder vote on executive compensation, (ii) a non-binding shareholder vote on the frequency of such vote, (iii) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (iv) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the CPP, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.
Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.
Debit Card Interchange Fees. The Dodd-Frank Act requires the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction to be reasonable and proportional to the cost incurred by the issuer. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.
Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board.  The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets.  Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.
Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA was intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. Among other things, ARRA authorized the U.S. Small Business Administration (“SBA”) to increase the level of the SBA's guaranty for eligible loans to 90 percent. The increased guaranty percentage continued until available funding was exhausted on January 3, 2011. ARRA also made temporary changes, which expired on December 31, 2010, to federal law that expanded the capability of banks to purchase tax-exempt debt.
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
Proposed Legislation
General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of Columbia Bank or the Company. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.
Possible Changes to Capital Requirements Resulting from Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. For the new concept of Tier 1 common equity, the minimum ratio is 4.5 percent of risk weighted assets. For Tier 1 and total capital the Basel III minimums are 6 percent and 8 percent respectively. Capital buffers comprising common equity equal to 2.5 percent of risk-weighted assets are added to each of these minimums to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The Company cannot predict the extent to which Basel III will be adopted or, if adopted, how it will apply to us.
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
A protracted slow or fragile economic recovery could adversely affect our future results of operations or market price of our stock.
The national and global economy and the financial services sector in particular continue to face significant challenges. We cannot accurately predict how quickly or strongly the economy will recover from the recent recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, a slow or fragile recovery could continue to present risks for some time for the industry and our company.
Economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio and the value of our investment portfolio.
Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. Housing prices have declined and unemployment is a continued concern in both Washington and Oregon. A further deterioration in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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
Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.
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
We maintain an ALLL in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses, but that have not been identified as non-performing or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified. Additionally, the process for determining the ALLL requires different, subjective and complex judgments about the future impact from current economic conditions that might impair the ability of borrowers to repay their loans. As a result, future significant increases to the ALLL may be necessary.
Future increases to the ALLL may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of actual future events differing from assumptions used by management in determining the ALLL. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our ALLL. These regulatory agencies may require us to increase the ALLL. Any increase in the ALLL would have an adverse effect, which could be material, on our financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.
Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve to pre-recession levels, we expect to continue to incur additional losses relating to elevated levels of nonperforming loans. We do not record interest income on nonaccrual loans, thereby adversely affecting our income, and increasing loan administration costs. Assets acquired by foreclosure or similar proceedings are recorded at the lower of carrying value or fair value less estimated costs to sell. The valuation of these foreclosed assets is periodically updated and resulting losses, if any, are charged to earnings in the period in which they are identified. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience further increases in nonperforming loans in the future.
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
Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
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
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.
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
Effective April 1, 2011, the FDIC implemented changes to the assessment rules resulting from the Dodd-Frank Act. The adopted regulations: (1) modify the definition of an institution’s deposit insurance assessment base; (2) alter certain adjustments to the assessment rates; (3) revise the assessment rate schedules in light of the new assessment base and altered adjustments; and (4) provide for the automatic adjustment of the assessment rates in the future when the reserve ratio reaches certain milestones. These rule changes favorably impacted the Company's results of operations in 2011 by approximately $1.0 million as the assessment rates, though applied to a larger assessment base, were lower than rates in prior periods.
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
In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Among other provisions, the legislation (i) created a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or any worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.
We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.
Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of December 31, 2011, we recognized one municipal bond as being other-than-temporarily impaired. For further information regarding this other-than-temporarily impaired security see Note 4 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011 we had stock in the FHLB totaling $22.2 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.
Substantial competition in our market areas could adversely affect us.
Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in our market areas. We also experience competition, especially for deposits, from Internet-based banking institutions, which have grown rapidly in recent years. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are and/or have greater financial resources than we do. Some of our competitors have severe liquidity issues, which could impact the pricing of deposits in our marketplace. If we are unable to effectively compete in our market areas, our business, results of operations and prospects could be adversely affected.
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
In the current economic environment, there may be circumstances under which it would be prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, or borrowings by the Company, with proceeds contributed to the Bank. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.
We have various anti-takeover measures that could impede a takeover.
Our articles of incorporation include certain provisions that could make it more difficult to acquire us by means of a tender offer, a proxy contest, merger or otherwise. These provisions include certain non-monetary factors that our board of directors may consider when evaluating a takeover offer, and a requirement that any “Business Combination” be approved by the affirmative vote of no less than 66 2/3% of the total shares attributable to persons other than a “Control Person.” These provisions may have the effect of lengthening the time required for a person to acquire control of us through a tender offer, proxy contest or otherwise, and may deter any potentially hostile offers or other efforts to obtain control of us. This could deprive our shareholders of opportunities to realize a premium for their Columbia common stock, even in circumstances where such action is favored by a majority of our shareholders.
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
The Company’s branch network as of December 31, 2011 is made up of 102 branches located throughout several Washington and Oregon counties. The number of branches per county, as well as whether it is owned or operated under a lease agreement is detailed in the following table.

	Number of Branches	Occupancy Type
County		Owned	Leased
Pierce	23	15	8
King	13	8	5
Kitsap	6	3	3
Snohomish	5	5	—
Skagit	3	3	—
Other Washington Counties	27	16	11
Total Washington Branches	77	50	27
Clatsop (dba Bank of Astoria)	4	4	—
Tillamook (dba Bank of Astoria)	2	2	—
Clackamas	4	—	4
Multnomah	2	1	1
Deschutes	4	2	2
Other Oregon Counties	9	7	2
Total Oregon Branches	25	16	9
Total Columbia Bank Branches	102	66	36
For additional information concerning our premises and equipment and lease obligations, see Note 9 and 17, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
ITEM 3.    LEGAL PROCEEDINGS
The Company and its banking subsidiary are parties to routine litigation arising in the ordinary course of business. Management believes that, based on the information currently known to them, any liabilities arising from such litigation will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Prices and Dividends
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2011	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$22.14	$17.91	$0.03	$—	$0.03
Second quarter	$19.95	$16.56	0.05	—	0.05
Third quarter	$18.14	$14.01	0.06	—	0.06
Fourth quarter	$19.76	$13.46	0.08	0.05	0.13
For the year	$22.14	$13.46	$0.22	$0.05	$0.27

			Cash Dividends Declared
2010	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$22.60	$16.03	$0.01	$—	$0.01
Second quarter	$24.96	$18.17	0.01	—	0.01
Third quarter	$19.97	$15.91	0.01	—	0.01
Fourth quarter	$21.99	$17.00	0.01	—	0.01
For the year	$24.96	$15.91	$0.04	$—	$0.04
On December 31, 2011, the last sale price for our stock on the NASDAQ Global Select Market was $19.27. At January 31, 2012, the number of shareholders of record was 2,077. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2011, a total of 64,912 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Subsequent to year end, on January 26, 2012 the Company declared a regular quarterly cash dividend of $0.08 per share and a special cash dividend of $0.29 per share, both payable on February 22, 2012, to shareholders of record at the close of business on February 8, 2012.

Equity Compensation Plan Information

	Year Ended December 31, 2011
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	64,912	$22.76	1,167,010
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)	Includes shares to be issued upon exercise of options under plans of Bank of Astoria, Mountain Bank Holding Company and Town Center Bancorp, which were assumed as a result of their acquisitions.

(2)	Consists of shares that are subject to outstanding options.

(3)
Includes 519,107 shares available for future issuance under the stock option and equity compensation plan and 647,903 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2011.

Five-Year Stock Performance Graph
The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2006, and that all dividends were reinvested.

Total Return Performance
Columbia Banking System, Inc.
NASDAQ Composite
SNL Columbia Peer Group
Index Value
160
140
120
100
80
60
40
20
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

Index	Period Ending
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Columbia Banking System, Inc.	100.00	86.57	35.75	48.80	63.66	59.15
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Columbia Peer Group	100.00	73.06	52.34	45.97	49.32	42.00
Source: SNL Financial LC, Charlottesville, VA

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2011	2010	2009	2008	2007
	(in thousands except per share)
For the Year
Interest income	$251,271	$185,879	$143,035	$175,060	$184,217
Interest expense	$14,535	$21,092	$27,683	$55,547	$75,397
Net interest income	$236,736	$164,787	$115,352	$119,513	$108,820
Provision for loan and lease losses, excluding covered loans	$7,400	$41,291	$63,500	$41,176	$3,605
Noninterest income (loss)	$(9,283)	$52,781	$29,690	$14,850	$27,748
Noninterest expense	$155,759	$137,147	$94,488	$92,125	$88,829
Net income (loss)	$48,037	$30,784	$(3,968)	$5,968	$32,381
Net income (loss) applicable to common shareholders	$48,037	$25,837	$(8,371)	$5,498	$32,381
Per Common Share
Earnings (loss) (Basic)	$1.22	$0.73	$(0.38)	$0.30	$1.91
Earnings (loss) (Diluted)	$1.21	$0.72	$(0.38)	$0.30	$1.89
Book Value	$19.23	$17.97	$16.13	$18.82	$19.03
Averages
Total assets	$4,509,010	$4,248,590	$3,084,421	$3,134,054	$2,837,162
Interest-earning assets	$3,871,424	$3,583,728	$2,783,862	$2,851,555	$2,599,379
Loans, including covered loans	$2,607,266	$2,485,650	$2,124,574	$2,264,486	$1,990,622
Securities	$928,891	$720,152	$584,028	$565,299	$581,122
Deposits	$3,541,399	$3,270,923	$2,378,176	$2,382,484	$2,242,134
Core deposits	$3,218,425	$2,828,246	$1,945,039	$1,911,897	$1,887,391
Shareholders’ equity	$730,726	$668,469	$462,127	$354,387	$289,297
Financial Ratios
Net interest margin	6.27%	4.76%	4.33%	4.38%	4.35%
Return on average assets	1.23%	0.72%	(0.13)%	0.19%	1.14%
Return on average common equity	7.73%	4.15%	(2.16)%	1.59%	11.19%
Efficiency ratio (tax equivalent) (2)	70.68%	67.56%	61.53%	59.88%	61.33%
Average equity to average assets	15.93%	15.73%	14.98%	11.31%	10.20%
At Year End
Total assets	$4,785,945	$4,256,363	$3,200,930	$3,097,079	$3,178,713
Covered assets, net	$560,055	$531,504	$—	$—	$—
Loans, excluding covered loans	$2,348,371	$1,915,754	$2,008,884	$2,232,332	$2,282,728
Allowance for noncovered loan and lease losses	$53,041	$60,993	$53,478	$42,747	$26,599
Securities	$1,050,325	$781,774	$631,645	$540,525	$572,973
Deposits	$3,815,529	$3,327,269	$2,482,705	$2,382,151	$2,498,061
Core deposits	$3,510,435	$2,998,482	$2,072,821	$1,941,047	$1,996,393
Shareholders’ equity	759,338	706,878	528,139	415,385	341,731
Full-time equivalent employees	1,256	1,092	715	735	775
Banking branches	102	84	52	53	55
Nonperforming Assets, Excluding Covered Assets
Nonaccrual loans	53,483	89,163	110,431	106,163	14,005
Other real estate owned and other personal property owned	31,905	30,991	19,037	2,874	181
Total nonperforming assets, excluding covered assets	$85,388	$120,154	$129,468	$109,037	$14,186
Nonperforming loans to year end loans, excluding covered loans	2.28%	4.65%	5.50%	4.76%	0.61%
Nonperforming assets to year end assets, excluding covered assets	2.02%	3.23%	4.04%	3.52%	0.45%
Allowance for loan and lease losses to year end loans, excluding covered loans	2.26%	3.18%	2.66%	1.91%	1.17%
Allowance for loan and lease losses to nonperforming loans, excluding covered loans	99.17%	68.41%	48.43%	40.27%	189.93%
Net loan charge-offs	$15,352	$33,776	$52,769	$25,028	$380
Risk-Based Capital Ratios
Total capital	21.05%	24.47%	19.60%	14.25%	10.90%
Tier 1 capital	19.79%	23.20%	18.34%	12.99%	9.87%
Leverage ratio	12.96%	13.99%	14.33%	11.27%	8.54%
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)
Noninterest expense, excluding net cost of operation of other real estate divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding gain/loss on sale of investment securities, impairment charge on investment securities, gain on bank acquisition, incremental interest income accretion on the acquired loan portfolio and the change in FDIC loss-sharing asset.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Interest Income:
Loans	$218,420	$157,292	$117,062	$147,830	$156,253
Taxable securities	21,870	18,276	17,300	18,852	18,614
Tax-exempt securities	10,142	9,348	8,458	7,976	7,923
Federal funds sold and deposits with banks	839	963	215	402	1,427
Total interest income	251,271	185,879	143,035	175,060	184,217
Interest Expense:
Deposits	10,478	16,733	23,250	45,307	59,930
Federal Home Loan Bank advances	2,980	2,841	2,759	7,482	11,065
Long-term obligations	579	1,029	1,197	1,800	2,177
Other borrowings	498	489	477	958	2,225
Total interest expense	14,535	21,092	27,683	55,547	75,397
Net Interest Income	236,736	164,787	115,352	119,513	108,820
Provision for noncovered loan and lease losses	7,400	41,291	63,500	41,176	3,605
Provision (recapture) for losses on covered loans	(1,648)	6,055	—	—	—
Net interest income after provision	230,984	117,441	51,852	78,337	105,215
Noninterest income (loss)	(9,283)	52,781	29,690	14,850	27,748
Noninterest expense	155,759	137,147	94,488	92,125	88,829
Income (loss) before income taxes	65,942	33,075	(12,946)	1,062	44,134
Provision (benefit) for income taxes	17,905	2,291	(8,978)	(4,906)	11,753
Net Income (Loss)	$48,037	$30,784	$(3,968)	$5,968	$32,381
Less: Dividends on preferred stock	—	4,947	4,403	470	—
Net Income (Loss) Applicable to Common Shareholders	$48,037	$25,837	$(8,371)	$5,498	$32,381
Per Common Share
Earnings (loss) basic	$1.22	$0.73	$(0.38)	$0.30	$1.91
Earnings (loss) diluted	$1.21	$0.72	$(0.38)	$0.30	$1.89
Average number of common shares outstanding (basic)	39,103	35,209	21,854	17,914	16,802
Average number of common shares outstanding (diluted)	39,180	35,392	21,854	18,010	16,972
Total assets at year end	$4,785,945	$4,256,363	$3,200,930	$3,097,079	$3,178,713
Long-term obligations	$—	$25,735	$25,669	$25,603	$25,519
Cash dividends declared per common share	$0.27	$0.04	$0.07	$0.58	$0.66
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)
The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2011 and 2010. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2011
Total interest income	$54,611	$53,309	$68,432	$74,919	$251,271
Total interest expense	4,162	3,934	3,644	2,795	14,535
Net interest income	50,449	49,375	64,788	72,124	236,736
Provision for loan and lease losses	—	2,150	500	4,750	7,400
Provision for losses on covered loans	(422)	2,301	433	(3,960)	(1,648)
Noninterest income (loss)	(5,419)	3,542	2,196	(9,602)	(9,283)
Noninterest expense	37,346	37,164	39,935	41,314	155,759
Income before income taxes	8,106	11,302	26,116	20,418	65,942
Provision (benefit) for income taxes	2,327	2,670	7,244	5,664	17,905
Net income	$5,779	$8,632	$18,872	$14,754	$48,037
Less: Dividends on preferred stock	—	—	—	—	—
Net income applicable to common shareholders	$5,779	$8,632	$18,872	$14,754	$48,037
Per Common Share (2)
Earnings (basic)	$0.15	$0.22	$0.48	$0.37	$1.22
Earnings (diluted)	$0.15	$0.22	$0.48	$0.37	$1.21
2010
Total interest income	$44,287	$46,148	$52,075	$43,369	$185,879
Total interest expense	6,013	5,416	5,110	4,553	21,092
Net interest income	38,274	40,732	46,965	38,816	164,787
Provision for loan and lease losses	15,000	13,500	9,000	3,791	41,291
Provision for losses on covered loans	—	—	453	5,602	6,055
Noninterest income	18,473	13,237	5,183	15,888	52,781
Noninterest expense	33,897	34,745	33,520	34,985	137,147
Income before income taxes	7,850	5,724	9,175	10,326	33,075
Provision (benefit) for income taxes	(66)	668	3,971	(2,282)	2,291
Net income	$7,916	$5,056	$5,204	$12,608	$30,784
Less: Dividends on preferred stock	1,107	1,110	2,730	—	4,947
Net income applicable to common shareholders	$6,809	$3,946	$2,474	$12,608	$25,837
Per Common Share (2)
Earnings (basic)	$0.24	$0.11	$0.06	$0.32	$0.73
Earnings (diluted)	$0.24	$0.11	$0.06	$0.32	$0.72
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”) is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with the Contingencies topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), a specific valuation allowance in accordance with the Receivables topic of the FASB ASC and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include historical loss experience, delinquency and charge-off trends and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Noncovered Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.
Acquired Impaired Loans
Loans acquired at a discount for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, certain acquired loans with evidence of deteriorated credit quality may be accounted for under this topic even if it is not yet probable that all contractual payments will not be received. These loans are recorded at fair value at the time of acquisition. Estimated credit losses are included in the determination of fair value, therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans (“accretable yield”) is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates individual loans with common risk characteristics into pools of loans. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

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
FDIC Loss-sharing Asset
In conjunction with certain of the FDIC-assisted acquisitions, the Bank entered into loss-sharing agreements with the FDIC. At the date of the acquisitions, the Company elected to account for amounts receivable under the loss-sharing agreements as an indemnification asset in accordance with the Business Combinations topic of the FASB ASC. Subsequent to initial recognition, the FDIC loss-sharing asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets. Any decrease in expected cash flows due to an increase in expected credit losses will increase the FDIC loss-sharing asset and any increase in expected future cash flows due to a decrease in expected credit losses will decrease the FDIC loss-sharing asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
Valuation and Recoverability of Goodwill
Goodwill represented $115.6 million of our $4.79 billion in total assets and $759.3 million in total shareholders’ equity as of December 31, 2011. The Company has one, single reporting unit. We review goodwill for impairment annually, on September 30th and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required at September 30, 2011. As of December 31, 2011 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Even though we determined that there was no goodwill impairment during 2011, additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge.
Please refer to Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.
2011 Highlights

•	Completed three FDIC-assisted transactions:

◦	Summit Bank, Burlington, WA on May 20, 2011,

◦	First Heritage Bank, Snohomish, WA on May 27, 2011,

◦	Bank of Whitman, Colfax, WA on August 5, 2011.

These acquisitions contributed significantly to the Company's financial condition and results of operations during 2011 including increased loan and deposit volumes and related positive impact to net interest income and increased operating expenses arising from increased compensation and benefits and occupancy as well as legal and professional fees. Certain assets acquired in the Summit Bank and First Heritage Bank transactions are subject to loss-sharing agreements with the Federal Deposit Insurance Corporation. Assets acquired in the Bank of Whitman transaction are not subject to such loss-sharing agreements.

•
Consolidated net income applicable to common shareholders for 2011 was $48.0 million, or $1.21 per diluted common share, compared with a net income of $25.8 million, or $0.72 per diluted common share, in 2010. The increase in net income applicable to common shareholders was primarily due to increased net interest income from acquisitions and lower provision for noncovered loan losses. Our net income for 2011 and 2010 was favorably impacted by unusual factors, such as FDIC-assisted gains and related loan accretion income, as well as reductions in our allowance for loan losses as our asset quality has continued to improve. However, we may not benefit from these factors to the same extent in future periods, which could adversely impact our net income.

•
Net interest income for 2011 increased 44% to $236.7 million compared to $164.8 million for 2010. Interest income was $251.3 million in 2011, compared to $185.9 in 2010. The increase was due to accretion income related to loans acquired through FDIC-assisted transactions as well as increased organic and acquired loan volumes. The Company recorded $14.3 million of net discount accretion income for loans acquired in the Bank of Whitman transaction in 2011. Interest expense decreased $6.6 million due to the average cost of interest-bearing deposits falling 27 basis points.

•	Provision expense on noncovered loans was $7.4 million in 2011, compared to $41.3 million in 2010, a decrease of 82%.

•
Noninterest income was a loss of $9.3 million for 2011, a decrease from income of $52.8 million for 2010. The decrease was primarily due to the $49.5 million change in the FDIC loss-sharing asset and the $3.0 million impairment charge on investment securities. In addition, the Company recognized a net of tax bargain purchase gain through noninterest income of $1.8 million related to the Bank of Whitman transaction in 2011 compared to a net of tax bargain purchase gain of $9.8 million related to the American Marine Bank transaction in 2010.

•	Noninterest expense increased 14% to $155.8 million for 2011 due to increases in staffing and occupancy costs related to the three FDIC-assisted transactions in 2011.

•
Total assets at December 31, 2011 were $4.79 billion, up 12% from $4.26 billion at the end of 2010. The increase from December 31, 2010 reflects the Company's three FDIC-assisted acquisitions in May and August 2011.

•
Loans, excluding covered loans, were $2.35 billion, up 23% from $1.92 billion at the end of 2010. The increase from December 31, 2010 reflects additional loan volume arising from the Company's three FDIC-assisted acquisitions as well as organic loan growth. Organic loan growth during 2011 was approximately $281.4 million and was centered mainly in commercial business and commercial and multifamily residential loans.

•
The allowance for noncovered loan and lease losses decreased to $53.0 million at December 31, 2011 from $61.0 million at December 31, 2010 due to improved loan quality. The Company’s allowance amounts to 2.26% of total noncovered loans, compared with 3.18% at the end of 2010.

•
Nonperforming assets totaled $85.4 million at December 31, 2011, compared with $120.2 million at December 31, 2010. Net loan charge-offs were $15.4 million in 2011, compared with $33.8 million in 2010. The Company’s commercial business portfolio experienced a $22.1 million decrease in nonaccrual loans with a balance of $10.2 million at December 31, 2011.

•	Investment securities available for sale totaled $1.03 billion at December 31, 2011 compared to $763.9 million at December 31, 2010.

•
Deposits totaled $3.82 billion at December 31, 2011 compared to $3.33 billion at December 31, 2010. Core deposits totaled $3.51 billion at December 31, 2011, comprising 92% of total deposits compared to $3.00 billion, or 90%, of total deposits at December 31, 2010.

•
The Company is well capitalized with a total risk-based capital ratio of 21.05% at December 31, 2011 compared to 24.47% at December 31, 2010. These ratios reflect the $26.0 million payoff of the Company's long-term subordinated debt in July 2011. These ratios also reflect net proceeds to the Company of $229.1 million from an underwritten public offering of common shares completed in May, 2010 as well as the payment of $76.9 million for the retirement of the preferred shares issued under the U.S. Department of the Treasury’s Capital Purchase Program and $3.3 million paid by the Company to retire the warrants associated with the preferred shares.

Business Combinations
On August 5, 2011, the Bank acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. The Bank and the FDIC entered into a modified whole bank purchase and assumption agreement without loss share. The bank acquired approximately $437.5 million in assets, including $200.0 million in loans, and approximately $401.1 million in deposits located in nine branches in eastern Washington. The Bank participated in a competitive bid process in which the accepted bid included no deposit premium on non-brokered deposits and a negative bid of $30.0 million on net assets acquired.
On May 27, 2011, the Bank acquired certain assets and assumed certain liabilities of First Heritage Bank from the FDIC in an FDIC-assisted transaction. The Bank acquired approximately $165.0 million in assets and approximately $159.5 million in deposits located in five branches in the King and Snohomish counties of Washington. First Heritage Bank's loans and other real estate assets acquired of approximately $89.7 million are subject to a loss-sharing agreement with the FDIC. The Bank participated in a competitive bid process in which the accepted bid included a 0.75% deposit premium on non-brokered deposits and a negative bid of $10.5 million on net assets acquired.
On May 20, 2011, the Bank acquired certain assets and assumed certain liabilities of Summit Bank from the FDIC, in an FDIC-assisted transaction. The Bank acquired approximately $131.1 million in assets and approximately $123.3 million in deposits located in three branches in in the northern Puget Sound region of Washington. Summit Bank's loans and other real estate assets acquired of approximately $71.9 million are subject to a loss-sharing agreement with the FDIC. The Bank participated in a competitive bid process in which the accepted bid included a 0.75% deposit premium on non-brokered deposits and a negative bid of $9.5 million on net assets acquired.
On January 29, 2010, the Bank acquired substantially all of the deposits and assets of American Marine Bank from the FDIC, which was appointed receiver of American Marine Bank. The Bank acquired approximately $307.8 million in assets and approximately $254.0 million in deposits located in 11 branches in the western Puget Sound region. American Marine Bank’s loans and other real estate assets acquired of approximately $257.5 million are subject to a loss-sharing agreement with the FDIC. In addition, Columbia State Bank will continue to operate the Trust Division of American Marine Bank. The Bank participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $23.0 million on net assets acquired.
On January 22, 2010, the Bank acquired all of the deposits and certain assets of Columbia River Bank from the FDIC, in an FDIC-assisted transaction. The Bank acquired approximately $912.9 million in assets and approximately $893.4 million in deposits located in 21 branches in Oregon and Washington. Columbia River Bank’s loans and other real estate assets acquired of approximately $696.1 million are subject to a loss-sharing agreement with the FDIC. The Bank participated in a competitive bid process in which the accepted bid included a 1% deposit premium on non-brokered deposits and a negative bid of $43.9 million on net assets acquired.

RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Years ended December 31,
	2011	Amount	%	2010	Amount	%	2009	2008	2007
	(dollars in thousands, except per share amounts)
Interest income	$251,271	$65,392	35	$185,879	$42,844	30	$143,035	$175,060	$184,217
Interest expense	14,535	(6,557)	(31)	21,092	(6,591)	(24)	27,683	55,547	75,397
Net interest income	236,736	71,949	44	164,787	49,435	43	115,352	119,513	108,820
Provision for loan and lease losses	7,400	(33,891)	(82)	41,291	(22,209)	(35)	63,500	41,176	3,605
Provision (recapture) for losses on covered loans	(1,648)	(7,703)	(127)	6,055	6,055	100	—	—	—
Noninterest income (loss)	(9,283)	(62,064)	(118)	52,781	23,091	78	29,690	14,850	27,748
Noninterest expense:
Compensation and employee benefits	81,552	11,772	17	69,780	22,505	48	47,275	49,315	46,703
Other expense	74,207	6,840	10	67,367	20,154	43	47,213	42,810	42,126
Total	155,759	18,612	14	137,147	42,659	45	94,488	92,125	88,829
Income (loss) before income taxes	65,942	32,867	99	33,075	46,021	(355)	(12,946)	1,062	44,134
Provision (benefit) for income taxes	17,905	15,614	682	2,291	11,269	(126)	(8,978)	(4,906)	11,753
Net income (loss)	$48,037	$17,253	56	$30,784	$34,752	(876)	$(3,968)	$5,968	$32,381
Less: Dividends on preferred stock	—	(4,947)	(100)	4,947	544	12	4,403	470	—
Net income (loss) applicable to common shareholders	$48,037	$22,200	86	$25,837	$34,208	(409)	$(8,371)	$5,498	$32,381
Earnings (loss) per common share, diluted	$1.21	$0.49	68	$0.72	$1.10	(289)	$(0.38)	$0.30	$1.89
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
Net Interest Income Summary

	2011			2010			2009
	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans (1)(2)	$2,607,266	$218,987	8.40%	$2,485,650	$157,835	6.35%	$2,124,574	$117,497	5.53%
Taxable securities	675,010	21,870	3.24%	491,306	18,276	3.72%	386,571	17,300	4.48%
Tax exempt securities (2)	253,881	15,736	6.20%	228,846	14,505	6.34%	197,457	13,151	6.66%
Interest-earning deposits with banks and federal funds sold	335,267	839	0.25%	377,926	963	0.25%	75,260	215	0.29%
Total interest-earning assets	3,871,424	257,432	6.65%	3,583,728	191,579	5.35%	2,783,862	148,163	5.32%
Other earning assets	57,518			51,446			49,488
Noninterest-earning assets	580,068			613,416			251,071
Total assets	$4,509,010			$4,248,590			$3,084,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$636,074	$5,093	0.80%	$763,829	$8,705	1.14%	$706,799	$15,931	2.25%
Savings accounts	247,073	152	0.06%	199,117	287	0.14%	133,348	352	0.26%
Interest-bearing demand	704,484	1,393	0.20%	637,983	2,157	0.34%	458,450	2,221	0.48%
Money market accounts	969,548	3,840	0.40%	851,673	5,584	0.66%	568,320	4,746	0.84%
Total interest-bearing deposits	2,557,179	10,478	0.41%	2,452,602	16,733	0.68%	1,866,917	23,250	1.25%
Federal Home Loan Bank and Federal Reserve Bank borrowings	120,419	2,980	2.47%	122,860	2,841	2.31%	149,416	2,759	1.85%
Long-term subordinated debt	14,746	579	3.93%	25,701	1,029	4.00%	25,635	1,197	4.67%
Other borrowings and interest-bearing liabilities	24,899	498	2.00%	24,881	489	1.96%	25,046	477	1.90%
Total interest-bearing liabilities	2,717,243	14,535	0.53%	2,626,044	21,092	0.80%	2,067,014	27,683	1.34%
Noninterest-bearing deposits	984,220			818,321			511,259
Other noninterest-bearing liabilities	76,821			135,756			44,021
Shareholders’ equity	730,726			668,469			462,127
Total liabilities & shareholders’ equity	$4,509,010			$4,248,590			$3,084,421
Net interest income		$242,897			$170,487			$120,480
Net interest spread			6.12%			4.55%			3.98%
Net interest margin			6.27%			4.76%			4.33%
Average interest-earning assets to average interest-bearing liabilities			142.48%			136.47%			134.68%
 __________

(1)
Nonaccrual loans were included in loans. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.3 million in 2011 $2.1 million in 2010, $2.8 million in 2009. The amortization of net unearned discounts on certain acquired loans was $14.3 million in 2011. There was no amortization of net unearned discounts in 2010 or 2009.

(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2011 and 2010, as well as between 2010 and 2009 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans	$8,050	$53,102	$61,152	$21,550	$18,788	$40,338
Taxable securities	6,178	(2,584)	3,594	4,200	(3,224)	976
Tax-exempt securities	1,558	(327)	1,231	2,014	(660)	1,354
Interest earning deposits with banks and federal funds sold	(107)	(17)	(124)	773	(25)	748
Interest income	$15,679	$50,174	$65,853	$28,537	$14,879	$43,416
Interest Expense
Deposits:
Certificates of deposit	$(1,300)	$(2,312)	$(3,612)	$1,196	$(8,422)	$(7,226)
Savings accounts	57	(192)	(135)	133	(198)	(65)
Interest-bearing demand	206	(970)	(764)	721	(785)	(64)
Money market accounts	694	(2,438)	(1,744)	2,012	(1,174)	838
Total interest on deposits	(343)	(5,912)	(6,255)	4,062	(10,579)	(6,517)
Federal Home Loan Bank and Federal Reserve Bank borrowings	(57)	196	139	(542)	624	82
Long-term subordinated debt	(431)	(19)	(450)	3	(171)	(168)
Other borrowings and interest-bearing liabilities	2	7	9	(3)	15	12
Interest expense	$(829)	$(5,728)	$(6,557)	$3,520	$(10,111)	$(6,591)
	$16,508	$55,902	$72,410	$25,017	$24,990	$50,007
Comparison of 2011 with 2010
Taxable-equivalent net interest income totaled $242.9 million in 2011, compared with $170.5 million for 2010. The significant increase in net interest income during 2011 resulted from income accretion on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan rates. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income and the net interest margin. The incremental accretion income had a positive impact of approximately 174 basis points on the 2011 net interest margin.

The following table shows the effect on the net interest income resulting from accretion of income on acquired impaired loans and loans acquired in the Bank of Whitman transaction:

Year ended December 31, 2011
(in thousands)
Interest income as recorded	$109,580
Interest income at stated note rate	42,220
Incremental accretion income	$67,360
Incremental accretion income due to:
Acquired impaired loans	$53,079
Other acquired loans	14,281
Incremental accretion income	$67,360
Of the $14.3 million in accretion income recorded for other acquired loans, $7.2 million was related to loan maturities and prepayments. For discussion over the methodologies used by management in recording interest income on loans please see "Critical Accounting Policies" section of this discussion and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2010 with 2009
Taxable-equivalent net interest income totaled $170.5 million in 2010, compared with $120.5 million for 2009. The significant increase in net interest income during 2011 resulted primarily from income accretion on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan rates. The additional income increases net interest income and the net interest margin. In addition, the average rate paid on deposits in 2010 declined 54 basis points from the prior year.
Provision for Loan and Lease Losses
The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. Impairment valuation adjustments and allowance for loan and lease losses on acquired loans, including those subject to the Company’s loss-share agreements with the FDIC, are accounted for separately from the allowance for loan and lease losses. For discussion over the methodology used by management in determining the adequacy of the ALLL see the following “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.
For noncovered loans, the Company recorded expense of $7.4 million and $41.3 million through the provision for loan and lease losses in 2011 and 2010, respectively. The provision recorded in 2011 reflects management’s ongoing assessment of the credit quality of the Company’s noncovered loan portfolio, which is impacted by various economic trends, including the protracted recovery of the Pacific Northwest economy. Additional factors affecting the provision include credit quality migration, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
The Company recorded a recapture of $1.6 million through the provision for losses on covered loans in 2011 compared to a provision of $6.1 million through the provision for losses on covered loans in 2010.
For the years ended December 31, 2011, 2010 and 2009, net noncovered loan charge-offs amounted to $15.4 million, $33.8 million, and $52.8 million, respectively. Loans in the commercial business portfolio accounted for 35% of the 2011 net charge-offs, while loans in the consumer portfolio accounted for 23% of the 2011 net charge-offs compared to 37% and 10%, respectively, in 2010.

Noninterest Income (Loss)

The following table presents the significant components of noninterest income (loss) and the related dollar and percentage change from period to period:

	Years ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(dollars in thousands)
Service charges and other fees	$26,632	$1,934	8%	$24,698	$9,517	63%	$15,181
Gain on bank acquisitions, net of tax	1,830	(7,988)	(81)%	9,818	9,818	100%	—
Merchant services fees	7,385	(117)	(2)%	7,502	181	2%	7,321
Redemption of Visa and MasterCard shares	—	—	—%	—	(49)	(100)%	49
Gain on sale of investment securities, net	134	76	131%	58	(1,019)	(95)%	1,077
Impairment charge on investment securities	(2,950)	(2,950)	(100)%	—	—	—%	—
Bank owned life insurance (BOLI)	2,188	147	7%	2,041	18	1%	2,023
Change in FDIC loss-sharing asset	(49,496)	(54,404)	(1,108)%	4,908	4,908	100%	—
Other	4,994	1,238	33%	3,756	(283)	(7)%	4,039
Total noninterest income	$(9,283)	$(62,064)	(118)%	$52,781	$23,091	78%	$29,690
Comparison of 2011 with 2010
The decrease in noninterest income from the prior year was primarily due to the $49.5 million change in the FDIC loss-sharing asset and the $3.0 million impairment charge on investment securities. In addition, in 2011 the Company recorded a gain on bank acquisition of $1.8 million compared to a gain on acquisition of $9.8 million in the prior year.
The change in the FDIC loss-sharing asset recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss-sharing agreements. This change is an outcome of the better-than-expected cash flows on covered loans. The Company re-measures contractual and expected cash flows of covered loans on a quarterly basis. When the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses the nonaccretable difference decreases and the accretable yield of the related loan pool is increased and recognized as interest income over the life of the loan portfolio. As a result of the improved expected cash flows, the FDIC loss-sharing asset is reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loan portfolio. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The impairment charge on investment securities relates to a single municipal obligation. On December 1, 2011 the Greater Wenatchee WA Regional Events Center Public Facilities Bond went into default. Based upon facts and circumstances existing at year-end 2011, we expected no future cash flows from this bond and, accordingly, recorded an other-than-temporary impairment charge of $3.0 million through earnings. We will continue to pursue avenues for repayment of this obligation.
On August 5, 2011 the Bank acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. The Bank and the FDIC entered into a modified whole bank purchase and assumption agreement without loss share. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 5, 2011 acquisition date.  The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain, net of tax, of $1.8 million. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. For additional information on the business combinations, please see Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(dollars in thousands)
Gain on disposal of assets	$89	$(29)	(25)%	$118	$4	4%	$114
Mortgage banking	780	330	73%	450	68	18%	382
Cash management 12b-1 fees	5	(6)	(55)%	11	(234)	(96)%	245
Letter of credit fees	415	(17)	(4)%	432	(96)	(18)%	528
Late charges	362	(94)	(21)%	456	149	49%	307
Currency exchange income	346	(14)	(4)%	360	67	23%	293
New Markets Tax Credit dividend	52	(19)	(27)%	71	5	8%	66
Miscellaneous fees on loans	1,674	690	70%	984	142	17%	842
Interest rate swap income	333	(95)	(22)%	428	163	62%	265
Credit card fees	260	77	42%	183	56	44%	127
Miscellaneous	678	415	158%	263	(607)	(70)%	870
Total other noninterest income	$4,994	$1,238	33%	$3,756	$(283)	(7)%	$4,039
The increase in other noninterest income was primarily due to the increase in certain miscellaneous fees on loans, which are recorded immediately to earnings and not deferred. These fees increased due to the increase in the size of the loan portfolio during 2011. Miscellaneous income increased $415 thousand from the prior year period primarily due to the recapture of $276 thousand in previously accrued expenses related to a credit card reward program.
Comparison of 2010 with 2009
Noninterest income for the year ended December 31, 2010 totaled $52.8 million, an increase of $23.1 million from 2009. Noninterest income represented 24% of total revenues in 2010. Service charges and other fees increased $9.5 million in 2010 from the prior-year. Service charges and other fees are volume driven and the increase is attributed to a larger customer base rather than higher incremental per transaction fees. Noninterest income for 2010 included the net of tax bargain purchase gain of $9.8 million related to the American Marine Bank transaction. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. In addition, the change in the FDIC loss-sharing asset resulted in additional noninterest income of $4.9 million for the current year. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Noninterest Expense
Noninterest expense was $155.8 million in 2011, an increase of $18.6 million, or 14%, over 2010. Noninterest expense increased $42.7 million, or 45%, in 2010 over 2009.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(dollars in thousands)
Compensation and employee benefits	$81,552	$11,772	17%	$69,780	$22,505	48%	$47,275
All other noninterest expense:
Occupancy	18,963	2,149	13%	16,814	4,686	39%	12,128
Merchant processing	3,698	(666)	(15)%	4,364	915	27%	3,449
Advertising and promotion	3,686	605	20%	3,081	1,138	59%	1,943
Data processing	8,484	(285)	(3)%	8,769	3,287	60%	5,482
Legal and professional services	6,486	802	14%	5,684	1,813	47%	3,871
Taxes, license and fees	4,446	1,588	56%	2,858	380	15%	2,478
Regulatory premiums	4,337	(2,148)	(33)%	6,485	708	12%	5,777
Net cost of operation of noncovered other real estate owned	7,416	1,721	30%	5,695	4,834	561%	861
Net benefit of operation of covered other real estate owned	(8,438)	(3,530)	72%	(4,908)	(4,908)	(100)%	—
Amortization of intangibles	4,319	397	10%	3,922	2,877	275%	1,045
FDIC clawback expenses	3,656	3,656	100%	—	—	—%	—
Other	17,154	2,551	17%	14,603	4,424	43%	10,179
Total all other noninterest expense	74,207	6,840	10%	67,367	20,154	43%	47,213
Total noninterest expense	$155,759	$18,612	14%	$137,147	$42,659	45%	$94,488
Comparison of 2011 with 2010
Compensation and employee benefits expense increased to $81.6 million, or 17%, in 2011 from $69.8 million in 2010 reflecting staffing increases in the current year related to the three FDIC-assisted acquisitions. Full-time equivalent staff increased to 1,256 at December 31, 2011 from 1,092 at December 31, 2010.
The remaining noninterest expense categories increased $6.8 million, or 10%, between 2010 and 2011. Occupancy increased $2.1 million due to the increase in branch locations during 2011. Also contributing to the remaining increase in noninterest expense was the Company recording $3.7 million to FDIC clawback expense to create the FDIC clawback liability. The Company's Purchase & Assumption agreements with the FDIC require the Company to reimburse the FDIC at the conclusion of the loss share agreement period, February 2020 for the Columbia River Bank and American Marine Bank transactions, a calculated amount if total losses on the acquired loan portfolios fail to reach a minimum threshold level. The $3.7 million represents the net present value of management's clawback liability estimate of $5.5 million. The remaining noninterest expense increase was partially offset by a decrease in regulatory premiums of $2.1 million due to a decrease in the assessment rate utilized in calculating premiums due.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(dollars in thousands)
CRA partnership investment expense	$598	$329	122%	$269	$(232)	(46)%	$501
Software support & maintenance	1,362	305	29%	1,057	418	65%	639
Federal Reserve Bank processing fees	334	6	2%	328	1	—%	327
Supplies	1,276	(171)	(12)%	1,447	558	63%	889
Postage	2,131	362	20%	1,769	524	42%	1,245
Sponsorships & charitable contributions	1,123	359	47%	764	166	28%	598
Travel	1,248	286	30%	962	560	139%	402
Investor relations	174	(6)	(3)%	180	(24)	(12)%	204
Insurance	836	55	7%	781	281	56%	500
Director expenses	457	16	4%	441	1	—%	440
Employee expenses	636	164	35%	472	122	35%	350
ATM Network	1,058	216	26%	842	247	42%	595
Miscellaneous	5,921	630	12%	5,291	1,802	52%	3,489
Total other noninterest expense	$17,154	$2,551	17%	$14,603	$4,424	43%	$10,179
Other noninterest expense increased $2.6 million primarily due to increases in software support & maintenance, postage, sponsorships & charitable events, travel and employee expenses, which combine to an increase of $1.5 million, and were due to the increased number of branch locations and employees.
Comparison of 2010 with 2009
Compensation and employee benefits expense increased to $69.8 million, or 48% in 2010 from $47.3 million in 2009 reflecting staffing increases in 2010 related to the two FDIC-assisted acquisitions as well as the addition of teams of bankers in conjunction with the execution of our de novo expansion strategy. Full-time equivalent staff increased to1,092 at December 31, 2010 from 715 at December 31, 2009.
The remaining noninterest expense categories increased $20.2 million, or 43%, between 2009 and 2010. Occupancy expense increased $4.7 million due to significantly more branch locations. Advertising and promotion expense was up 59% in 2010 from the prior year as a result of the Company’s marketing efforts to establish its brand in newly served market areas. Data processing expense increased 60% due to higher transaction volumes and conversion expenses stemming from the two FDIC-assisted transactions. Amortization of intangibles expense increased $2.9 million, or 275%, as a result of the core deposit intangible recorded in conjunction with the two FDIC-assisted transactions. Finally, legal and professional services expense increased $1.8 million as the Company continues to incur significant expense while working toward the resolution of nonperforming and covered assets.
Income Tax
For the years ended December 31, 2011, 2010 and 2009 we recorded income tax provisions of $17.9 million and $2.3 million and an income tax benefit of $9.0 million, respectively. The effective tax rate was 27% in 2011, 7% in 2010 and the effective tax benefit was 69% in 2009. For additional information, see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. Our effective tax rate continues to be less than our statutory rate of 36.02% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio, tax exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships.

Financial Condition
Our total assets increased 12% to $4.79 billion at December 31, 2011 from $4.26 billion at December 31, 2010. Interest-earning deposits with banks decreased $255.7 million and our investment portfolio increased $264.2 million or 35%. The decrease in interest-earning deposits with banks and the increase in our investment portfolio were a result of investing interest-earning deposit balances in high quality debt instruments, which have higher yields than what was available on interest-earning deposits. The loan portfolio increased 19% or $455.4 million to $2.83 billion. The increase in the loan portfolio can be attributed to the three FDIC-assisted transactions occurring in 2011 and growth in the originated loan portfolio. Excluding the acquired loans, the originated loan portfolio increased $281.4 million, or 15%, to $2.20 billion at December 31, 2011. The increase in the originated loan portfolio was due to increases in commercial business loans of $192.0 million and commercial and multifamily residential real estate loans of $111.7 million. Premises and equipment, net, increased $14.8 million or 16%, of which $10.1 million was related to the purchase of 17 branches in connection with the FDIC-assisted acquisitions of Bank of Whitman, First Heritage Bank, and Summit Bank. Deposit balances increased $488.3 million or 15% to $3.82 billion and borrowings decreased 18% to $119.0 million. The decrease in borrowings is due to the repayment of the long-term subordinated debt.
Investment Portfolio
We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. As of December 31, 2011 we had 44 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we do not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
During the fourth quarter of 2011, the Company determined that one of its municipal obligations with a par amount of $3.0 million was other-than-temporarily impaired due to it maturing during the period without repaying the principal amount. The defaulted security was issued in 2008 by a municipality located in the state of Washington. In accordance with Investments - Debt and Equity Securities topic of the FASB ASC, the Company determined that the entire amount of the other-than-temporary impairment was credit-related as the present value of the expected future cash flows for the defaulted security was zero. The significant inputs used to determine the expected future cash flows were the default on principal repayment and there being no insurance on the defaulted security.
Purchases during 2011 totaled $453.0 million while maturities, repayments and sales totaled $221.0 million compared to purchases of $179.3 million and maturities, repayments and sales of $162.1 million during 2010. At December 31, 2011 U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 68% of our investment portfolio, state and municipal securities were 28%, government agency and government-sponsored enterprise securities were 4%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 2 years and 10 months at December 31, 2011.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2011
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	24,711	25,306	4.18%
Over 5 through 10 years	102,797	106,617	3.36%
Over 10 years	551,123	564,031	2.95%
Total	$678,631	$695,954	3.06%
State and municipal securities (2)
Due through 1 year	$18,309	$18,610	6.14%
Over 1 through 5 years	27,707	29,329	5.01%
Over 5 through 10 years	59,116	62,926	5.39%
Over 10 years	157,943	174,898	6.35%
Total	$263,075	$285,763	5.99%
U.S. government agency and government-sponsored enterprise securities (1)
Over 5 through 10 years	$42,558	$43,063	1.58%
Total	$42,558	$43,063	1.58%
 __________

(1)
The maturities reported for mortgage-backed securities, collateralized mortgage obligations, government agency and government-sponsored enterprise securities are based on contractual maturities and principal amortization.

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
FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB ASC. The FHLB is currently classified as undercapitalized by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. However, management believes, despite the undercapitalized classification, the FHLB has adequate capital to cover the risks reflected on their balance sheet. Accordingly, as of December 31, 2011 we did not recognize an impairment charge related to our FHLB stock holdings. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio
We are a full service commercial bank, which originates a wide variety of loans, and concentrates its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2011	% of Total	2010	% of Total	2009	% of Total	2008	% of Total	2007	% of Total
	(dollars in thousands)
Commercial business	$1,031,721	43.9%	$795,369	41.5%	$744,440	37.1%	$810,922	36.3%	$762,365	33.4%
Real estate:
One-to-four family residential	64,491	2.8%	49,383	2.6%	63,364	3.1%	57,237	2.6%	60,991	2.7%
Commercial and multifamily residential	998,165	42.5%	794,329	41.5%	856,260	42.6%	862,595	38.6%	852,139	37.3%
Total real estate	1,062,656	45.3%	843,712	43.9%	919,624	45.7%	919,832	41.2%	913,130	40.0%
Real estate construction:
One-to-four family residential	50,208	2.1%	67,961	3.5%	107,620	5.4%	209,682	9.4%	269,115	11.8%
Commercial and multifamily residential	36,768	1.6%	30,185	1.6%	41,829	2.1%	81,176	3.6%	165,490	7.2%
Total real estate construction	86,976	3.7%	98,146	5.2%	149,449	7.5%	290,858	13.0%	434,605	19.0%
Consumer	183,235	7.8%	182,017	9.5%	199,987	10.0%	214,753	9.7%	176,559	7.8%
Subtotal	2,364,588	100.7%	1,919,244	100.2%	2,013,500	100.2%	2,236,365	100.2%	2,286,659	100.2%
Less deferred loan fees and other	(16,217)	(0.7)%	(3,490)	(0.2)%	(4,616)	(0.2)%	(4,033)	(0.2)%	(3,931)	(0.2)%
Total loans not covered under FDIC loss-share agreements, net of deferred fees	2,348,371	100.0%	1,915,754	100.0%	2,008,884	100.0%	2,232,332	100.0%	2,282,728	100.0%
Loans covered under FDIC loss-share agreements
Covered loans	531,929		517,061		—		—		—
Total loans, net (before Allowance for Loan and Lease Losses)	$2,880,300		$2,432,815		$2,008,884		$2,232,332		$2,282,728
Loans held for sale	$2,148		$754		$—		$1,964		$4,482
At December 31, 2011, total loans were $2.88 billion compared with $2.43 billion in the prior year, an increase of $447.5 million or 18%. Excluding the acquired loans, the originated loan portfolio increased $281.4 million, or 15% from the previous year. The increase in the originated loan portfolio was due to increases in commercial business loans of $192.0 million and commercial and multifamily residential real estate loans of $111.7 million. Net covered loans were $531.9 million at December 31, 2011 compared with $517.1 million in the prior year, an increase of $14.9 million or 3%. Total loans represented 60% and 57% of total assets at December 31, 2011 and 2010, respectively.
Commercial Business Loans: Commercial business loans increased $236.4 million, or 30%, to $1.03 billion from year-end 2010, representing 44% of total loans at year end. We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.
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
Covered Loans: Covered loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. These loans are generically referred to as covered because they are generally subject to one of the loss-sharing agreements between the Company and the FDIC. There was no loss-sharing agreement in the Bank of Whitman transaction, so loans acquired in that transaction are noncovered loans. The loss-sharing agreements relating to the 2010 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding up to a stated threshold amount of $206.0 million for Columbia River Bank and $66.0 million for American Marine Bank. If losses exceed the stated threshold, the Company’s share of the remaining losses decreases to 5%. The loss-sharing agreements relating to the 2011 FDIC-assisted transactions limit the Company's losses to 20% of the contractual balance outstanding. The loss-sharing provisions of the 2011 agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition dates.
Foreign Loans: Our banking subsidiary is not involved with loans to foreign companies or foreign countries.
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our covered and noncovered commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2011:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$534,751	$339,882	$289,656	$1,164,289
Real estate construction	76,853	38,823	15,890	131,566
Total	$611,604	$378,705	$305,546	$1,295,855
Fixed rate loans due after 1 year		$169,701	$118,210	$287,911
Variable rate loans due after 1 year		209,004	187,336	396,340
Total		$378,705	$305,546	$684,251
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
Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned, if applicable. Nonperforming assets totaled $85.4 million, or 2.02% of year-end assets at December 31, 2011, compared to $120.2 million, or 3.23% of year end assets at December 31, 2010.

The following table sets forth information with respect to our noncovered, nonperforming loans, other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonaccrual:
Commercial business	$10,243	$32,367	$18,979	$2,976	$2,170
Real estate:
One-to-four family residential	2,696	2,996	1,860	905	204
Commercial and multifamily residential	19,485	23,192	24,354	5,710	3,476
Real estate construction:
One-to-four family residential	10,785	18,004	47,653	69,668	7,317
Commercial and multifamily residential	7,067	7,584	16,230	25,752	—
Consumer	3,207	5,020	1,355	1,152	838
Total nonaccrual loans:	53,483	89,163	110,431	106,163	14,005
Noncovered real estate owned and other personal property owned	31,905	30,991	19,037	2,874	181
Total nonperforming assets	$85,388	$120,154	$129,468	$109,037	$14,186
Accruing loans past-due 90 days or more	$—	$—	$—	$—	$—
Forgone interest on nonperforming loans	$5,326	$6,389	$7,637	$4,072	$814
Interest recognized on nonperforming loans	$1,017	$2,035	$2,437	$4,550	$244
Potential problem loans	$10,618	$3,793	$11,423	$17,736	$2,343
Allowance for loan and lease losses	$53,041	$60,993	$53,478	$42,747	$26,599
Allowance for loan and lease losses to nonperforming loans	99.17%	68.41%	48.43%	40.27%	189.93%
Nonperforming loans to year end loans	2.28%	4.65%	5.50%	4.76%	0.61%
Nonperforming assets to year end assets	2.02%	3.23%	4.04%	3.52%	0.45%

At December 31, 2011 nonperforming loans decreased to 2.28% of year end loans, down from 4.65% of year end loans at December 31, 2010. Nonperforming commercial business loans declined from $32.4 million, or 36% of nonperforming loans at December 31, 2010 to $10.2 million or 19% of nonperforming loans at year end 2011. The nonperforming residential construction loan sector declined to $10.8 million during 2011, down from $18.0 million, or 20% of nonperforming loans at December 31, 2010. Nonperforming commercial real estate loans improved as well, declining from $30.8 million at December 31, 2010 to $26.6 million at year end 2011.
Other Real Estate Owned: As of December 31, 2011 there was $22.9 million in noncovered other real estate owned (“OREO”) which is comprised of property from foreclosed real estate loans, a decrease of $8.1 million from $31.0 million at December 31, 2010. Additionally, as of December 31, 2011 the Company held $28.1 million in OREO covered under FDIC loss-sharing agreements which are excluded from nonperforming assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $10.6 million at year end 2011, compared to $3.8 million at year end 2010.

The following table summarizes activity in noncovered, nonperforming loans for the period indicated:

	Twelve months ended December 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$89,163	$110,431
Loans placed on nonaccrual or restructured	34,747	71,146
Advances	1,687	4,470
Charge-offs	(15,107)	(29,769)
Loans returned to accrual status	(7,840)	(15,478)
Repayments (including interest applied to principal)	(26,168)	(31,308)
Transfers to OREO/OPPO	(22,999)	(20,329)
Balance, end of period	$53,483	$89,163
Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
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
The following table summarizes noncovered, impaired loan financial data at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Impaired loans	$58,288	$91,173
Impaired loans with specific allocations	$5,226	$17,188
Amount of the specific allocations	$1,484	$974
Impaired loans with a carrying amount of $58.3 million at December 31, 2011 were subject to specific allocations of allowance for loan and lease losses of $1.5 million and partial charge-offs of $4.4 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2011 and 2010 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $8.4 million and $6.5 million at December 31, 2011 and 2010, respectively.
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
When a loan secured by real estate migrates to nonperforming and impaired status and it does not have a market valuation less than one year old, the Company secures an updated market valuation by a third-party appraiser that is reviewed by the Company’s on-staff appraiser. Subsequently, the asset will be appraised annually by a third-party appraiser or the Company’s on-staff appraiser. The evaluation may occur more frequently if management determines that there has been increased market deterioration within a specific geographical location. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve in accordance with accounting principles generally accepted in the United States.
For additional information on our nonperforming loans see Note 5 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Analysis of the ALLL
The following table provides an analysis of our noncovered loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Beginning balance	$60,993	$53,478	$42,747	$26,599	$20,182
Balance established through acquisition	—	—	—	—	3,192
Charge-offs: (1)
Commercial business	(7,909)	(14,879)	(12,930)	(2,819)	(781)
Real estate:
One-to-four family residential	(717)	(406)	(395)	(46)	—
Commercial and multifamily residential	(3,687)	(6,173)	(1,309)	(966)	—
Real estate construction:
One-to-four family residential	(2,487)	(10,856)	(27,711)	(18,340)	—
Commercial and multifamily residential	(2,213)	(3,107)	(9,297)	(2,169)	—
Consumer	(3,918)	(3,982)	(2,879)	(1,647)	(432)
Total charge-offs	(20,931)	(39,403)	(54,521)	(25,987)	(1,213)
Recoveries: (1)
Commercial business	2,598	2,389	750	272	530
Real estate:
One-to-four family residential	80	15	68	—	—
Commercial and multifamily residential	459	125	25	304	12
Real estate construction:
One-to-four family residential	2,091	1,673	833	16	—
Commercial and multifamily residential	—	775	—	—	—
Consumer	351	650	76	367	291
Total recoveries	5,579	5,627	1,752	959	833
Net charge-offs	(15,352)	(33,776)	(52,769)	(25,028)	(380)
Provision for loan and lease losses	7,400	41,291	63,500	41,176	3,605
Ending balance	$53,041	$60,993	$53,478	$42,747	$26,599
Loans outstanding at end of period (2)	$2,348,371	$1,915,754	$2,008,884	$2,232,332	$2,282,728
Average amount of loans outstanding (2)	$2,065,014	$2,102,863	$2,124,574	$2,264,486	$1,990,622
Allowance for loan and lease losses to period-end loans	2.26%	3.18%	2.66%	1.91%	1.17%
Net charge-offs to average loans outstanding	0.74%	1.61%	2.48%	1.11%	0.02%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,165	$775	$500	$349	$339
Net changes in the allowance for unfunded commitments and letters of credit	370	390	275	151	10
Ending balance	$1,535	$1,165	$775	$500	$349
 __________

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.

(2)	Excludes loans held for sale and covered loans.

We have used the same methodology for ALLL calculations during 2011, 2010 and 2009. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Bank maintains a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2011		2010		2009		2008		2007
Balance at End of Period Applicable to: (1)	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$25,434	43.9%	$22,549	41.5%	$21,969	37.1%	$12,759	36.3%	$7,068	33.4%
Real estate and construction:
One-to-four family residential	3,849	4.9%	7,161	6.1%	9,087	8.5%	16,781	12.0%	7,648	14.5%
Commercial and multifamily residential	20,345	43.4%	25,880	42.8%	19,703	44.4%	11,983	42.1%	11,170	44.3%
Consumer	2,719	7.8%	2,120	9.5%	1,282	10.0%	935	9.6%	713	7.8%
Unallocated	694	—%	3,283	—%	1,437	—%	289	—%	—	—%
Total	$53,041	100.0%	$60,993	100.0%	$53,478	100.0%	$42,747	100.0%	$26,599	100.0%
 __________
* Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(1) Certain prior period balances have been reclassified to conform to the current period presentation.
FDIC Loss-sharing Asset
The Company has elected to account for amounts receivable under loss-sharing agreements with the FDIC as an indemnification asset in accordance with the Business Combinations topic of the FASB ASC. The FDIC indemnification asset is initially recorded at fair value, based on the discounted expected future cash flows under the loss-sharing agreements.
Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered loans. Any decrease in expected cash flows due to an increase in expected credit losses will increase the FDIC indemnification asset and any increase in expected future cash flows due to a decrease in expected credit losses will decrease the FDIC indemnification asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
At December 31, 2011, the FDIC loss-sharing asset was $175.1 million which was comprised of a $157.5 million FDIC indemnification asset and a $17.6 million FDIC receivable. The FDIC receivable represents amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC loss-sharing asset for the twelve months ended December 31, 2011 and 2010:

	Year Ended
	December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$205,991	$—
Adjustments not reflected in income:
Established through acquisitions	68,734	210,405
Cash received from the FDIC	(54,200)	(11,198)
FDIC reimbursable losses, net	4,042	1,876
Adjustments reflected in income:
Amortization, net	(46,049)	1,139
Impairment	(1,318)	4,844
Sale of other real estate	(4,346)	(1,148)
Other	2,217	73
Balance at end of period	$175,071	$205,991
For additional information on the FDIC loss-sharing asset, please see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Goodwill
The carrying amount of goodwill was $115.6 million as of December 31, 2011 and $109.6 million as of December 31, 2010. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. Under the Intangibles – Goodwill and Other topic of the FASB ASC, the testing for impairment may begin with an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value of a reporting unit is more likely than not below its carrying value, the two-step test for impairment is performed at the reporting unit level. In the first step of the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required.
The Company completed its annual analysis of goodwill during the third quarter of 2011. The results of the analysis indicated no potential impairment in the single, reporting unit of the Company.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2011	2010	2009
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$1,156,610	$895,671	$574,687
Interest-bearing demand	735,340	672,307	499,922
Money market	1,031,664	920,831	604,229
Savings	283,416	210,995	139,406
Certificates of deposit less than $100,000	303,405	298,678	254,577
Total core deposits	3,510,435	2,998,482	2,072,821
Certificates of deposit greater than $100,000	262,731	266,708	259,794
Certificates of deposit insured by CDARS®	42,080	38,312	96,314
Wholesale certificates of deposit	—	23,155	53,776
Subtotal	3,815,246	3,326,657	2,482,705
Premium resulting from acquisition date fair value adjustment	283	612	—
Total deposits	$3,815,529	$3,327,269	$2,482,705

Deposits totaled $3.82 billion at December 31, 2011 compared to $3.33 billion at December 31, 2010. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $3.51 billion at December 31, 2011 compared with $3.00 billion at December 31, 2010. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.
At December 31, 2011 brokered and other wholesale deposits (excluding public deposits) totaled $42.1 million or 1% of total deposits compared to $61.5 million or 2% of total deposits, at year-end 2010. The decrease in brokered deposits is attributed to the scheduled maturity of $23.2 million in brokered deposits during the year slightly offset by an increase in participation in the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity.
At December 31, 2011 public deposits held by the Company totaled $229.5 million compared to $153.9 million at December 31, 2010. Uninsured public deposit balances increased from $122.6 million at December 31, 2010 to $179.5 million at December 31, 2011. The Company is required to fully collateralize Washington state public deposits and 50% of Oregon state public deposits.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2011
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$87,838	2.3%	$36,240	1.0%
Over 3 through 6 months	40,867	1.1%	1,053	—%
Over 6 through 12 months	64,850	1.7%	2,971	0.1%
Over 12 months	69,176	1.8%	—	—%
Total	$262,731	6.9%	$40,264	1.1%
Other time deposits of $100,000 or more set forth in the table above represent brokered and wholesale deposits. We use brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2011		2010		2009
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$704,484	0.20%	$637,983	0.34%	$458,450	2.25%
Money market	969,548	0.40%	851,673	0.66%	568,320	0.26%
Savings	247,073	0.06%	199,117	0.14%	133,348	0.48%
Certificates of deposit	636,074	0.80%	763,829	1.14%	706,799	0.84%
Total interest-bearing deposits	2,557,179	0.41%	2,452,602	0.68%	1,866,917	1.25%
Demand and other non-interest bearing	984,220		818,321		511,259
Total average deposits	$3,541,399		$3,270,923		$2,378,176

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
The following tables set forth the details of FHLB advances and FRB borrowings:

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
FHLB Advances
Balance at end of year	$119,009	$119,405	$100,000
Average balance during the year	$120,419	$123,685	$111,211
Maximum month-end balance during the year	$127,426	$154,916	$178,000
Weighted average rate during the year	2.76%	2.75%	2.38%
Weighted average rate at December 31	2.81%	2.81%	2.49%
	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Federal Reserve Bank Borrowings
Balance at end of year	$—	$—	$—
Average balance during the year	$—	$—	$38,205
Maximum month-end balance during the year	$—	$—	$100,000
Weighted average rate during the year	—%	—%	0.30%
Weighted average rate at December 31	N/A	N/A	N/A
For additional information on our borrowings, including amounts pledged as collateral, see Notes 12 and 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Long-term Subordinated Debt
In July, 2011, the Company elected to redeem the junior subordinated debentures and terminated Columbia (WA) Statutory Trust I and Town Center Bancorp Trust I with a cash payment of $22.9 million and $3.1 million, respectively which consisted of principal, interest and fees. The trust preferred obligations were classified as long-term subordinated debt on the Company's balance sheet and the decision to redeem was based upon the Company's cash and capital positions, rates on the debentures and the absence of a prepayment penalty.
Off-Balance Sheet Arrangements
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets.
        Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each client's creditworthiness on a case-by-case basis.
        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
        The Company had off-balance sheet loan commitments aggregating $709.9 million at December 31, 2011, an increase from $622.8 million at December 31, 2010. Standby letters of credit were $30.9 million and $31.2 million at December 31, 2011 and 2010, respectively. In addition, commitments under commercial letters of credit used to facilitate customers' trade transactions amounted to $243 thousand and $0 at December 31, 2011 and 2010, respectively.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2011
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$4,077	$7,542	$4,650	$5,678	$21,947
Total deposits	3,681,936	95,967	37,045	581	3,815,529
Federal Home Loan Bank advances	8,000	103,694	—	6,416	118,110
Total	$3,694,013	$207,203	$41,695	$37,675	$3,980,586
For additional information regarding future financial commitments, see Note 17 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB and FRB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the Federal Reserve Bank of $419.1 million and $404.4 million, respectively, at December 31, 2011, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
Capital Expenditures
Capital expenditures are anticipated to be approximately $6.5 million during 2012.
See the Statement of Cash Flows of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information regarding our sources and uses of funds during 2011, 2010 and 2009.
Capital
Our shareholders’ equity increased to $759.3 million at December 31, 2011, from $706.9 million at December 31, 2010. Shareholders’ equity was 15.87% and 16.61% of total assets at December 31, 2011 and 2010.
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
Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualify as “well-capitalized” at December 31, 2011 and 2010.

The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2011 and 2010:

	Company		Columbia Bank		Requirements
	2011	2010	2011	2010	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	21.05%	24.47%	18.55%	18.20%	8%	10%
Tier 1 risk-based capital ratio	19.79%	23.20%	17.29%	16.93%	4%	6%
Leverage ratio	12.96%	13.99%	11.45%	10.33%	4%	5%
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
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2011	2010	2009
Dividends paid per common share	$0.27	$0.04	$0.07
Dividend payout ratio (1)	2%	6%	NM
 ______________
(1) Dividends paid per common share as a percentage of net income per diluted share
NM Not Meaningful
For quarterly detail of dividends declared during 2011 and 2010 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.
Subsequent to year end, on January 26, 2012 the Company declared a regular quarterly cash dividend of $0.08 per share and a special cash dividend of $0.29 per share, both payable on February 22, 2012, to shareholders of record at the close of business on February 8, 2012.
Applicable federal, Washington state and Oregon state regulations restrict capital distributions, including dividends, by the Company’s banking subsidiary. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. Our ability to pay cash dividends is substantially dependent upon receipt of dividends from our banking subsidiary. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
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
Because generally accepted accounting principles in the United States of America (“GAAP”) do not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these tangible common equity ratios. The following table reconciles the Company’s calculation of these measures to amounts reported under GAAP.
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

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Shareholders’ equity	$759,338	$706,878
Goodwill	(115,554)	(109,639)
Core deposit intangible	(20,166)	(18,696)
Tangible common equity (a)	623,618	578,543
Total assets	4,785,945	4,256,363
Goodwill	(115,554)	(109,639)
Core deposit intangible	(20,166)	(18,696)
Tangible assets (b)	$4,650,225	$4,128,028
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$3,024,442	$2,546,195
Ratios
Tangible common equity to tangible assets (a)/(b)	13.41%	14.01%
Tangible common equity to risk-weighted assets (a)/(c)	20.62%	22.72%

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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2011. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

December 31, 2011	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$202,925	$—	$—	$—	$202,925
Loans, net of deferred fees	1,298,799	322,588	1,159,010	99,903	2,880,300
Loans held for sale	2,148	—	—	—	2,148
Investments	78,397	174,305	521,614	276,009	1,050,325
Total interest-earning assets	$1,582,269	$496,893	$1,680,624	$375,912	4,135,698
Allowance for loan and lease losses					(53,041)
Cash and due from banks					91,364
Premises and equipment, net					107,899
Other assets					504,025
Total assets					$4,785,945
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$1,032,635	$—	$—	$1,017,785	$2,050,420
Time deposits	211,301	262,964	133,021	1,213	608,499
Borrowings	9,042	4,130	103,853	26,984	144,009
Total interest-bearing liabilities	$1,252,978	$267,094	$236,874	$1,045,982	2,802,928
Other liabilities					1,223,679
Total liabilities					4,026,607
Shareholders’ equity					759,338
Total liabilities and shareholders’ equity					$4,785,945
Interest-bearing liabilities as a percent of total interest-earning assets	30.30%	6.46%	5.73%	25.29%
Rate sensitivity gap	$329,291	$229,799	$1,443,750	$(670,070)
Cumulative rate sensitivity gap	$329,291	$559,090	$2,002,840	$1,332,770
Rate sensitivity gap as a percentage of interest-earning assets	7.96%	5.56%	34.91%	(16.20)%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	7.96%	13.52%	48.43%	32.23%
Interest Rate Sensitivity on Net Interest Income
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model as of December 31, 2011, we would expect a decrease in net interest income of $2.1 million if interest rates gradually decrease from current rates by 100 basis points and an increase in net interest income of $6.2 million if interest rates gradually increase from current rates by 200 basis points over a twelve-month period.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 29, 2012

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2011	December 31, 2010
			(in thousands)
ASSETS
Cash and due from banks			$91,364	$55,492
Interest-earning deposits with banks			202,925	458,638
Total cash and cash equivalents			294,289	514,130
Securities available for sale at fair value (amortized cost of $987,560 and $743,928, respectively)			1,028,110	763,866
Federal Home Loan Bank stock at cost			22,215	17,908
Loans held for sale			2,148	754
Loans, excluding covered loans, net of unearned income of ($16,217) and ($3,490), respectively			2,348,371	1,915,754
Less: allowance for loan and lease losses			53,041	60,993
Loans, excluding covered loans, net			2,295,330	1,854,761
Covered loans, net of allowance for loan losses of ($4,944) and ($6,055), respectively			531,929	517,061
Total loans, net			2,827,259	2,371,822
FDIC loss-sharing asset			175,071	205,991
Interest receivable			15,287	11,164
Premises and equipment, net			107,899	93,108
Other real estate owned ($28,126 and $14,443 covered by FDIC loss-share, respectively)			51,019	45,434
Goodwill			115,554	109,639
Core deposit intangible, net			20,166	18,696
Other assets			126,928	103,851
Total assets			$4,785,945	$4,256,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,156,610	$895,671
Interest-bearing			2,658,919	2,431,598
Total deposits			3,815,529	3,327,269
Federal Home Loan Bank advances			119,009	119,405
Securities sold under agreements to repurchase			25,000	25,000
Other borrowings			—	642
Long-term subordinated debt			—	25,735
Other liabilities			67,069	51,434
Total liabilities			4,026,607	3,549,485
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
	December 31, 2011	December 31, 2010
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,506	39,338	579,136	576,905
Retained earnings			155,069	117,692
Accumulated other comprehensive income			25,133	12,281
Total shareholders’ equity			759,338	706,878
Total liabilities and shareholders’ equity			$4,785,945	$4,256,363
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010	2009
	(in thousands except per share)
Interest Income
Loans	$218,420	$157,292	$117,062
Taxable securities	21,870	18,276	17,300
Tax-exempt securities	10,142	9,348	8,458
Federal funds sold and deposits in banks	839	963	215
Total interest income	251,271	185,879	143,035
Interest Expense
Deposits	10,478	16,733	23,250
Federal Home Loan Bank and Federal Reserve Bank borrowings	2,980	2,841	2,759
Long-term obligations	579	1,029	1,197
Other borrowings	498	489	477
Total interest expense	14,535	21,092	27,683
Net Interest Income	236,736	164,787	115,352
Provision for loan and lease losses	7,400	41,291	63,500
Provision (recapture) for losses on covered loans	(1,648)	6,055	—
Net interest income after provision (recapture) for loan and lease losses	230,984	117,441	51,852
Noninterest Income (Loss)
Service charges and other fees	26,632	24,698	15,181
Gain on bank acquisitions, net of tax	1,830	9,818	—
Merchant services fees	7,385	7,502	7,321
Redemption of Visa and MasterCard shares	—	—	49
Gain on sale of investment securities, net	134	58	1,077
Impairment charge on investment securities	(2,950)	—	—
Bank owned life insurance	2,188	2,041	2,023
Change in FDIC loss-sharing asset	(49,496)	4,908	—
Other	4,994	3,756	4,039
Total noninterest income (loss)	(9,283)	52,781	29,690
Noninterest Expense
Compensation and employee benefits	81,552	69,780	47,275
Occupancy	18,963	16,814	12,128
Merchant processing	3,698	4,364	3,449
Advertising and promotion	3,686	3,081	1,943
Data processing	8,484	8,769	5,482
Legal and professional fees	6,486	5,684	3,871
Taxes, licenses and fees	4,446	2,858	2,478
Regulatory premiums	4,337	6,485	5,777
Net cost (benefit) of operation of other real estate owned	(1,022)	787	861
Amortization of intangibles	4,319	3,922	1,045
FDIC clawback liability	3,656	—	—
Other	17,154	14,603	10,179
Total noninterest expense	155,759	137,147	94,488
Income (loss) before income taxes	65,942	33,075	(12,946)
Provision (benefit) for income taxes	17,905	2,291	(8,978)
Net Income (Loss)	$48,037	$30,784	$(3,968)
Net Income (Loss) Applicable to Common Shareholders	$48,037	$25,837	$(8,371)
Per Common Share
Earnings (loss) basic	$1.22	$0.73	$(0.38)
Earnings (loss) diluted	$1.21	$0.72	$(0.38)
Dividends paid per common share	$0.27	$0.04	$0.07
Weighted average number of common shares outstanding	39,103	35,209	21,854
Weighted average number of diluted common shares outstanding	39,180	35,392	21,854
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$48,037	$30,784	$(3,968)
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($7,462), ($1,047) and ($5,197)	13,285	1,587	9,435
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $48, $20 and $383	(85)	(38)	(695)
Net unrealized gain from securities, net of reclassification adjustment	13,200	1,549	8,740
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $79, $625, and $913	(143)	(1,134)	(1,657)
Net change in cash flow hedging instruments	(143)	(1,134)	(1,657)
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) during the period, net of tax of $154, ($12) and $379	(260)	23	(689)
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($31), ($15) and ($18)	55	27	33
Pension plan liability adjustment, net	(205)	50	(656)
Other comprehensive income	12,852	465	6,427
Comprehensive income	$60,889	$31,249	$2,459

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)
Balance at January 1, 2009	77	$73,743	18,151	$233,192	$103,061	$5,389	$415,385
Net loss	—	—	—	—	(3,968)	—	(3,968)
Other comprehensive income	—	—	—	—	—	6,427	6,427
Accretion of preferred stock discount	—	558	—	—	(558)	—	—
Issuance of common stock, net of offering costs	—	—	9,775	113,537	—	—	113,537
Issuance of common stock - stock option and other plans	—	—	100	1,085	—	—	1,085
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	103	1,038	—	—	1,038
Tax benefit deficiency associated with share-based compensation	—	—	—	(146)	—	—	(146)
Preferred dividends	—	—	—	—	(3,845)	—	(3,845)
Cash dividends paid on common stock	—	—	—	—	(1,374)	—	(1,374)
Balance at December 31, 2009	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Net income	—	—	—	—	30,784	—	30,784
Other comprehensive income	—	—	—	—	—	465	465
Redemption of preferred stock and common stock warrant	(77)	(76,898)	—	(3,302)	—	—	(80,200)
Accretion of preferred stock discount	—	2,597	—	—	(2,597)	—	—
Issuance of common stock, net of offering costs	—	—	11,040	229,129	—	—	229,129
Issuance of common stock - stock option and other plans	—	—	69	923	—	—	923
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	100	1,424	—	—	1,424
Tax benefit associated with share-based compensation	—	—	—	25	—	—	25
Preferred dividends	—	—	—	—	(2,350)	—	(2,350)
Cash dividends paid on common stock	—	—	—	—	(1,461)	—	(1,461)
Balance at December 31, 2010	—	$—	39,338	$576,905	$117,692	$12,281	$706,878
Net income	—	—	—	—	48,037	—	48,037
Other comprehensive income	—	—	—	—	—	12,852	12,852
Issuance of common stock - stock option and other plans	—	—	51	848	—	—	848
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	119	1,635	—	—	1,635
Tax benefit deficiency associated with share-based compensation	—	—	—	(220)	—	—	(220)
Purchase and retirement of common stock	—	—	(2)	(32)	—	—	(32)
Cash dividends paid on common stock	—	—	—	—	(10,660)	—	(10,660)
Balance at December 31, 2011	—	$—	39,506	$579,136	$155,069	$25,133	$759,338

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010 (1)	2009 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$48,037	$30,784	$(3,968)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	5,752	47,346	63,500
Stock-based compensation expense	1,635	1,424	1,038
Depreciation, amortization and accretion	46,121	11,352	7,540
Gain on FDIC-assisted bank acquisitions	(1,830)	(9,818)	—
Net realized gain on sale of securities	(134)	(58)	(1,077)
Net realized (gain) loss on sale of other assets	79	(33)	(94)
Net realized (gain) loss on sale of other real estate owned	(9,310)	(5,253)	183
Gain on termination of cash flow hedging instruments	(222)	(1,759)	(2,570)
Write-down on other real estate owned	6,307	5,144	119
Deferred income tax expense (benefit)	(3,783)	15,838	(85)
Impairment charge on investment securities	2,950	—	—
Net change in:
Loans held for sale	(1,394)	(754)	1,964
Interest receivable	(1,243)	4,472	1,311
Interest payable	(403)	(784)	(2,327)
Other assets	(19,248)	18,419	(21,560)
Other liabilities	13,110	7,816	(6,717)
Net cash provided by operating activities	86,424	124,136	37,257
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(110,577)	164,084	146,698
Purchases of:
Securities available for sale	(453,043)	(179,332)	(162,412)
Premises and equipment	(15,088)	(36,503)	(6,281)
Proceeds from:
FDIC reimbursement on loss-sharing asset	54,200	—	—
Sales of securities available for sale	72,523	69,328	16,665
Principal repayments and maturities of securities available for sale	148,583	92,840	67,682
Disposal of premises and equipment	46	902	42
Sales of covered other real estate owned	20,619	17,890	—
Sales of other real estate and other personal property owned	12,278	4,800	8,098
Termination of trust subsidiaries	774	—	—
Capital improvements on other real estate properties	(735)	(1,720)	(1,165)
(Decrease) increase in Small Business Administration secured borrowings	(642)	642	—
Net cash acquired in business combinations	247,792	145,534	—
Net cash provided by (used in) investing activities	(23,270)	278,465	69,327
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(204,586)	(302,758)	100,554
Proceeds from:
Issuance of common stock	—	229,129	113,537
Exercise of stock options	848	923	939
Federal Home Loan Bank advances	100	—	324,000
Federal Reserve Bank borrowings	100	—	415,000
Payment for:
Repayment of Federal Home Loan Bank advances	(42,989)	(36,276)	(374,000)
Repayment of Federal Reserve Bank borrowings	(100)	—	(465,000)
Preferred stock dividends	—	(2,841)	(3,781)
Common stock dividends	(10,660)	(1,461)	(1,374)
Repayment of long-term subordinated debt	(25,774)	—	—
Repurchase of preferred stock and common stock warrant	—	(80,200)	—
Purchase and retirement of common stock	(32)	—	—
Excess tax benefit from stock-based compensation	98	25	—
Net decrease in other borrowings	—	(86)	(115)
Net cash provided by (used in) financing activities	(282,995)	(193,545)	109,760
Increase (decrease) in cash and cash equivalents	(219,841)	209,056	216,344
Cash and cash equivalents at beginning of period	514,130	305,074	88,730
Cash and cash equivalents at end of period	$294,289	$514,130	$305,074
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$14,938	$21,876	$30,010
Cash paid for income tax	$23,025	$6,895	$500
Non-cash investing activities
Assets acquired in FDIC-assisted acquisitions (excluding cash and cash equivalents)	$485,870	$1,075,166	$—
Liabilities assumed in FDIC-assisted acquisitions	$731,832	$1,210,882	$—
Loans transferred to other real estate owned	$24,357	$29,864	$23,398
_______________
(1) Reclassified to conform to the current period’s presentation.
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

1.	Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation”) is the holding company for Columbia State Bank (the “Bank”). The Bank provides a full range of financial services through 102 branch locations, including 77 in the State of Washington and 25 in Oregon. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
The Company has applied its accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied), except for certain estimates related to the measurement of expected future cash flows on acquired impaired loans. For those certain estimates, in 2011 the Company began utilizing actual historical loan data rather than industry data, which had been utilized in 2010. The results of operations reflect any adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.
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
Loans
Loans are generally carried at the unpaid principal balance, net of premiums, unearned discounts and net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Net deferred loan fees, premiums and unearned discounts on loans are recognized in interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.
Nonaccrual loans—Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, any accrued and unpaid interest receivable is reversed and the recognition of net deferred loan fees, premiums and unearned discounts ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and future payments are reasonably assured.
Impaired loans—Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $250,000 are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $250,000 are evaluated for potential impairment on a quarterly basis.
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
Restructured Loans—A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
Acquired Impaired Loans—Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Accounting Standards Codification

(“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In addition, because of the significant discounts associated with certain of the acquired loan portfolios, the Company elected to account for those certain acquired loans under ASC 310-30.
In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date due to credit deterioration are recognized by recording an allowance for losses on covered loans. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.
Covered Loans—The term covered loans refers to acquired loans that are covered under a loss-sharing agreement with the FDIC. Substantially all covered loans are accounted for under ASC 310-30. See Acquired Impaired Loans for further discussion.
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 17 in the Notes to Consolidated Financial Statements.
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
Allowance for Loan Losses on Covered Loans
The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the re-measurement date. Loss severity factors are based upon actual charge-off data within the loan pools and recovery lags are based upon the collateral within the loan pools.
Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Acquired Impaired Loans for further discussion.
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
Covered OREO—Covered OREO includes acquired OREO that is covered under a loss-sharing agreement with the FDIC. These assets were recorded at their fair value on acquisition date. Covered OREO is reported in Other real estate owned in the Consolidated Balance Sheets. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered OREO status, valuation adjustments arising from acquisition accounting on the related loan are also transferred to covered OREO. Valuation adjustments arising from acquisition accounting on covered OREO result in a reduction of the covered OREO carrying amount and a corresponding increase in the expected FDIC reimbursement, with the estimated net loss to the Company, if any, charged against earnings.
FDIC Loss-sharing Asset
The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under loss-sharing agreements was recorded in the FDIC loss-sharing asset on the Consolidated Balance Sheet. Subsequent to initial recognition, the FDIC loss-sharing asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets. Any decrease in expected cash flows due to an increase in expected credit losses will increase the FDIC loss-sharing asset and any increase in expected future cash flows due to a decrease in expected credit losses will decrease the FDIC loss-sharing asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
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
Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2011, intangible assets included on the consolidated balance sheets consist of a core deposit intangible amortized using an accelerated method with an original estimated life of approximately 10 years.

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
Advertising
Advertising costs are generally expensed as incurred.
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
Accounting Pronouncements
During the year ended December 31, 2011, the following Accounting Standards Updates (“ASU”) were issued or became effective:
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. This ASU did not have any impact on the Company's financial condition or results of operations.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. In December 2011, the FASB issued ASU 2011-11, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-11 deferred the effective date for certain amendments related to the presentation of reclassification of items out of accumulated other comprehensive income. The Company adopted the remaining applicable amendments in ASU 2011-05 during the current period and the adoption of this ASU had no impact on the Company's financial condition or results of operations.
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
In April 2011, the Financial Accounting Standards Board issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a Troubled Debt Restructuring ("TDR"). The Company adopted this ASU during the current period as well as the related disclosure requirements which were included in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). Adoption of this ASU had no impact on the Company's financial condition or results of operations. See Note 5 for expanded disclosure requirements related to TDR.

2.	Business Combinations
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
 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 5, 2011 acquisition date.  The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain, net of tax, of $1.8 million, which is included in the Gain on bank acquisition line item in the Consolidated Statements of Income, and a core deposit intangible of $3.9 million. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. The core deposit intangible asset recognized is deductible for income tax purposes.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period August 6, 2011 to December 31, 2011. Due to the exclusion of the majority of the non-performing loans and 11 branch locations, as well as the significant amount of fair value adjustments, historical results of the Bank of Whitman are not meaningful to the Company's results and thus no proforma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

August 5, 2011
(in thousands)
Assets
Cash and due from banks	$52,072
Investment securities	16,298
Federal Reserve Bank and Federal Home Loan Bank stock	3,977
Acquired loans	200,041
Accrued interest receivable	1,975
Premises and equipment	86
FDIC receivable	156,710
Core deposit intangible	3,943
Other assets	2,447
Total assets acquired	$437,549
Liabilities
Deposits	$401,127
Federal Home Loan Bank advances	32,949
Accrued interest payable	213
Deferred tax liability	1,034
Other liabilities	396
Total liabilities assumed	435,719
Net assets acquired (after tax gain)	$1,830
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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were initially provisionally recorded at their estimated fair values as of the May 27, 2011 acquisition date pending completion of valuation adjustments related to acquired loans, OREO, the indemnification asset, and other assets. The initial amounts recorded for acquired loans, OREO, the indemnification asset, and other assets were $81.9 million, $8.3 million, $38.1 million, and $1.7 million, respectively. At December 31, 2011 these amounts were retrospectively adjusted resulting in a $369 thousand decrease to acquired loans, a $61 thousand decrease to OREO, a $427 thousand increase to the indemnification asset, and a $1.9 million increase to other assets. The application of the acquisition method of accounting resulted in the recognition of $4.0 million of goodwill and a core deposit intangible of $1.3 million. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 28, 2011 to December 31, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of First Heritage Bank are not meaningful to the Company’s results and thus no proforma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

May 27, 2011
(in thousands)
Assets
Cash and due from banks	$4,688
Interest-earning deposits with banks	6,689
Investment securities	5,303
Federal Home Loan Bank stock	477
Acquired loans	81,488
Accrued interest receivable	476
Premises and equipment	5,339
FDIC receivable	4,751
Other real estate owned covered by loss sharing	8,225
Goodwill	4,023
Core deposit intangible	1,337
FDIC indemnification asset	38,531
Other assets	3,657
Total assets acquired	$164,984
Liabilities
Deposits	$159,525
Federal Home Loan Bank advances	5,003
Accrued interest payable	421
Other liabilities	35
Total liabilities assumed	$164,984
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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were initially provisionally recorded at their estimated fair values as of the May 20, 2011 acquisition date pending completion of valuation adjustments related to acquired loans, OREO, the indemnification asset, and other assets. The initial amounts recorded for acquired loans, OREO, the indemnification asset, and other assets were $71.4 million, $2.7 million, $27.2 million, and $786 thousand, respectively. At December 31, 2011 these amounts were retrospectively adjusted resulting in a $1.7 million decrease to acquired loans, a $509 thousand decrease to OREO, a $3.0 million increase to the indemnification asset, and a $1.0 million increase to other assets. The application of the acquisition method of accounting resulted in the recognition of $1.9 million of goodwill and a core deposit intangible of $509 thousand. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 21, 2011 to December 31, 2011. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of Summit Bank are not meaningful to the Company’s results and thus no pro forma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

May 20, 2011
(in thousands)
Assets
Cash and due from banks	$1,837
Interest-earning deposits with banks and federal funds sold	14,198
Investment securities	871
Federal Home Loan Bank stock	406
Acquired loans	69,783
Accrued interest receivable	429
Premises and equipment	42
FDIC receivable	6,984
Other real estate owned covered by loss sharing	2,162
Goodwill	1,892
Core deposit intangible	509
FDIC indemnification asset	30,203
Other assets	1,813
Total assets acquired	$131,129
Liabilities
Deposits	$123,279
Federal Home Loan Bank advances	7,772
Accrued interest payable	71
Other liabilities	7
Total liabilities assumed	$131,129

3.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2011 and 2010 was approximately $27.0 million and $18.8 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities
At December 31, 2011 the Company's securities portfolio primarily consisted of securities issued by U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company did not have any other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$678,631	$19,323	$(2,000)	$695,954
State and municipal securities	263,075	22,746	(58)	285,763
U.S. government agency and government-sponsored enterprise securities	42,558	505	—	43,063
Other securities	3,296	64	(30)	3,330
Total	$987,560	$42,638	$(2,088)	$1,028,110
December 31, 2010
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$491,530	$16,139	$(1,027)	$506,642
State and municipal securities	249,117	7,247	(2,383)	253,981
Other securities	3,281	—	(38)	3,243
Total	$743,928	$23,386	$(3,448)	$763,866
Gross realized losses amounted to $250 thousand, $148 thousand, and $10 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. Gross realized gains amounted to $384 thousand, $206 thousand, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$18,310	$18,610
Due after one year through five years	52,418	54,635
Due after five years through ten years	204,470	212,605
Due after ten years	709,066	738,930
Total investment securities available-for-sale	$984,264	$1,024,780

The following table summarizes, as of December 31, 2011 and 2010, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2011	December 31, 2010
	(in thousands)
To Washington and Oregon State to secure public deposits	$225,345	$153,328
To Federal Home Loan Bank to secure advances	91,097	110,780
To Federal Reserve Bank to secure borrowings	56,347	149,315
Other securities pledged	47,454	45,109
Total securities pledged as collateral	$420,243	$458,532
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$238,875	$(1,999)	$196	$(1)	$239,071	(2,000)
State and municipal securities	3,820	(24)	950	(34)	4,770	(58)
Other securities	—	—	970	(30)	970	(30)
Total	$242,695	$(2,023)	$2,116	$(65)	$244,811	$(2,088)
December 31, 2010
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$86,529	$(1,025)	$588	$(2)	$87,117	$(1,027)
State and municipal securities	74,755	(2,099)	2,792	(284)	77,547	(2,383)
Other securities	2,275	(6)	968	(32)	3,243	(38)
Total	$163,559	$(3,130)	$4,348	$(318)	$167,907	$(3,448)
At December 31, 2011, there were eight state and municipal government securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2011 none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.
At December 31, 2011, there were 35 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which two were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.
At December 31, 2011, there was one other security, a mortgage-backed securities fund in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

Securities Deemed to be Other-Than-Temporarily Impaired
During 2011, the Company determined that one of its state and municipal securities with a par amount of $3.0 million was other-than-temporarily impaired due to it maturing during the period without repaying the principal amount. The defaulted security was issued in 2008 by a municipality located in the state of Washington. In accordance with ASC 320-10-35, the Company determined that the entire amount of the other-than-temporary impairment was credit-related as the present value of the expected future cash flows for the defaulted security was zero. The significant inputs used to determine the expected future cash flows were the default on principal repayment and there being no insurance on the defaulted security. The credit-related other-than-temporary impairment of $3.0 million was recorded in the consolidated statements of income.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss share, including the loans acquired in the Bank of Whitman transaction described in Note 2.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	December 31, 2011	December 31, 2010
	(in thousands)
Noncovered loans:
Commercial business	$1,031,721	$795,369
Real estate:
One-to-four family residential	64,491	49,383
Commercial and multifamily residential	998,165	794,329
Total real estate	1,062,656	843,712
Real estate construction:
One-to-four family residential	50,208	67,961
Commercial and multifamily residential	36,768	30,185
Total real estate construction	86,976	98,146
Consumer	183,235	182,017
Less: Net unearned income	(16,217)	(3,490)
Total noncovered loans, net of unearned income	2,348,371	1,915,754
Less: Allowance for loan and lease losses	(53,041)	(60,993)
Total noncovered loans, net	$2,295,330	$1,854,761
Loans held for sale	$2,148	$754
At December 31, 2011 and 2010, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.0 million and $12.9 million at December 31, 2011 and 2010, respectively. During 2011, advances on related party loans were $3.7 million and repayments totaled $7.6 million.
At December 31, 2011 and 2010, $462.0 million and $426.6 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances.
Non-accrual loans totaled $53.5 million and $89.2 million at December 31, 2011 and 2010, respectively. The amount of interest income foregone as a result of these loans being placed on non-accrual status totaled $5.3 million for 2011, $6.4 million for 2010 and $7.6 million for 2009. There were no loans 90 days past due and still accruing interest as of December 31, 2011 and there was one loan totaling $1 thousand 90 days past due still accruing interest as of December 31, 2010. At December 31, 2011 and 2010, there were $2.0 million and $5.6 million, respectively, of commitments of additional funds for loans accounted for on a non-accrual basis.

The following is an analysis of noncovered, nonaccrual loans as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business
Secured	$10,124	$16,820	$32,368	$44,316
Unsecured	119	719	—	327
Real estate:
One-to-four family residential	2,696	3,011	2,999	3,353
Commercial and multifamily residential
Commercial land	3,739	7,230	4,093	6,279
Income property multifamily	6,775	9,265	11,716	12,737
Owner occupied	8,971	10,932	7,407	8,990
Real estate construction:
One-to-four family residential
Land and acquisition	7,799	16,703	11,608	21,344
Residential construction	2,986	5,316	6,503	11,547
Commercial and multifamily residential
Income property multifamily	7,067	14,912	7,585	12,916
Owner occupied	—	—	—	—
Consumer	3,207	3,960	5,022	5,192
Total	$53,483	$88,868	$89,301	$127,001

The following is an analysis of the recorded investment of the aged loan portfolio as of December 31, 2011 and 2010:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2011	(in thousands)
Commercial business
Secured	$966,563	$1,741	$2,989	$—	$4,730	$10,124	$981,417
Unsecured	46,880	407	—	—	407	119	47,406
Real estate:
One-to-four family residential	60,764	603	—	—	603	2,696	64,063
Commercial and multifamily residential
Commercial land	46,161	781	—	—	781	3,739	50,681
Income property multifamily	524,225	2,872	121	—	2,993	6,775	533,993
Owner occupied	394,691	829	298	—	1,127	8,971	404,789
Real estate construction:
One-to-four family residential
Land and acquisition	17,249	153	—	—	153	7,799	25,201
Residential construction	19,555	1,390	—	—	1,390	2,986	23,931
Commercial and multifamily residential
Income property multifamily	13,810	—	—	—	—	7,067	20,877
Owner occupied	12,790	—	—	—	—	—	12,790
Consumer	179,753	141	122	—	263	3,207	183,223
Total	$2,282,441	$8,917	$3,530	$—	$12,447	$53,483	$2,348,371
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2010	(in thousands)
Commercial business
Secured	$720,926	$919	$692	$1	$1,612	$31,919	$754,457
Unsecured	40,455	9	—	—	9	448	40,912
Real estate:
One-to-four family residential	46,167	220	—	—	220	2,996	49,383
Commercial and multifamily residential
Commercial land	18,979	—	1,752	—	1,752	4,091	24,822
Income property multifamily	426,320	1,208	121	—	1,329	10,745	438,394
Owner occupied	318,508	497	3,752	—	4,249	8,356	331,113
Real Estate Construction:
One-to-four family residential
Land and acquisition	24,883	214	205	—	419	11,604	36,906
Residential construction	24,655	—	—	—	—	6,400	31,055
Commercial and multifamily residential
Income property multifamily	10,666	—	—	—	—	7,584	18,250
Owner occupied	11,935	—	—	—	—	—	11,935
Consumer	176,005	397	595	—	992	5,020	182,017
Total	$1,819,499	$3,464	$7,117	$1	$10,582	$89,163	$1,919,244

The following is an analysis of impaired loans (see Note 1) as of December 31, 2011 and 2010:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance		Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2011	(in thousands)
Commercial business:
Secured	$972,531	$8,886	$2,926	$2,927	$954	$5,960	$12,109	$15,578	$511
Unsecured	47,309	97	97	97	97	—	—	138	—
Real estate:
One-to-four family residential	61,584	2,479	582	590	96	1,897	2,136	2,494	—
Commercial and multifamily residential:
Commercial land	46,882	3,799	—	—	—	3,799	6,773	4,263	—
Income property multifamily	527,362	6,631	687	759	63	5,944	7,700	8,881	59
Owner occupied	390,225	14,564	274	274	185	14,290	18,524	15,254	18
Real estate construction:
One-to-four family residential:
Land and acquisition	17,813	7,388	450	948	—	6,938	11,978	8,972	116
Residential construction	18,847	5,084	59	1,509	59	5,025	5,116	4,535	—
Commercial and multifamily residential:
Income property multifamily	13,810	7,067	—	—	—	7,067	14,947	7,065	—
Owner occupied	12,790	—	—	—	—	—	—	—	—
Consumer	180,930	2,293	151	225	30	2,142	2,639	3,880	15
Total	$2,290,083	$58,288	$5,226	$7,329	$1,484	$53,062	$81,922	$71,060	$719

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2010	(in thousands)
Commercial business:
Secured	$724,665	$29,793	$2,717	$2,758	$600	$27,081	$26,913
Unsecured	40,808	104	75	75	75	29	30
Real estate:
One-to-four family residential	46,728	2,655	—	—	—	2,658	2,949
Commercial and multifamily residential:
Commercial land	20,959	3,863	3,062	5,225	—	804	826
Income property multifamily	427,799	10,595	3,094	3,139	59	10,292	12,253
Owner occupied	317,010	14,103	—	—	—	14,152	17,099
Real estate construction:
One-to-four family residential
Land and acquisition	25,362	11,543	533	549	3	11,013	20,718
Residential construction	24,655	6,400	915	1,723	62	5,585	9,824
Commercial and multifamily residential:
Income property multifamily	10,666	7,584	6,792	10,515	175	792	2,401
Owner occupied	11,935	—	—	—	—	—	—
Consumer	177,484	4,533	—	—	—	4,533	4,691
Total	$1,828,071	$91,173	$17,188	$23,984	$974	$76,939	$97,703

The following is an analysis of loans classified as Troubled Debt Restructurings ("TDR") for the year ended December 31, 2011:

	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	6	$659	$659
Real estate: One-to-four family residential	1	369	369
Real estate: Commercial and multifamily residential:
Income property multifamily	2	1,280	1,280
Real estate construction: One-to-four family residential:
Residential construction	1	36	36
Total	10	$2,344	$2,344
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $535 thousand of additional funds on loans classified as TDR as of December 31, 2011. The TDR modifications or concessions are made to increase the likelihood these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured the same as impaired loans. For impaired loans, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that have defaulted during the year ended December 31, 2011.

6.	Allowance for Noncovered Loan and Lease Losses and Unfunded Commitments and Letters of Credit
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
We have used the same methodology for ALLL calculations during 2011, 2010 and 2009. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

The following table shows a detailed analysis of the allowance for loan and lease losses for noncovered loans for the years ended December 31, 2011 and 2010:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2011	(in thousands)
Commercial business:
Secured	$21,811	$(7,270)	$1,154	$9,050	$24,745	$954	$23,791
Unsecured	738	(639)	1,444	(854)	689	97	592
Real estate:
One-to-four family residential	1,100	(717)	80	191	654	96	558
Commercial and multifamily residential:
Commercial land	634	(660)	12	502	488	—	488
Income property multifamily	15,210	(1,407)	414	(4,666)	9,551	63	9,488
Owner occupied	9,692	(1,620)	33	1,501	9,606	185	9,421
Real estate construction:
One-to-four family residential:
Land and acquisition	3,769	(1,419)	1,978	(1,997)	2,331	—	2,331
Residential construction	2,292	(1,068)	113	(473)	864	59	805
Commercial and multifamily residential:
Income property multifamily	274	(2,213)	—	2,604	665	—	665
Owner occupied	70	—	—	(35)	35	—	35
Consumer	2,120	(3,918)	351	4,166	2,719	30	2,689
Unallocated	3,283	—	—	(2,589)	694	—	694
Total	$60,993	$(20,931)	$5,579	$7,400	$53,041	$1,484	$51,557

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2010	(in thousands)
Commercial business:
Secured	$20,409	$(12,779)	$1,218	$12,963	$21,811	$600	$21,211
Unsecured	1,560	(2,100)	1,171	107	738	75	663
Real estate:
One-to-four family residential	1,072	(406)	15	419	1,100	—	1,100
Commercial and multifamily residential:
Commercial land	664	(2,165)	—	2,135	634	—	634
Income property multifamily	9,860	(1,969)	124	7,195	15,210	59	15,151
Owner occupied	6,690	(2,039)	2	5,039	9,692	—	9,692
Real estate construction:
One-to-four family residential:
Land and acquisition	5,711	(8,409)	1,199	5,268	3,769	3	3,766
Residential construction	2,304	(2,447)	474	1,961	2,292	62	2,230
Commercial and multifamily residential:
Income property multifamily	2,453	(3,107)	775	153	274	175	99
Owner occupied	36	—	—	34	70	—	70
Consumer	1,282	(3,982)	649	4,171	2,120	—	2,120
Unallocated	1,437	—	—	1,846	3,283	—	3,283
Total	$53,478	$(39,403)	$5,627	$41,291	$60,993	$974	$60,019

The 2009 changes in the ALLL for noncovered loans are summarized as follows:

Years Ended December 31,
2009
(in thousands)
Balance at beginning of year	$42,747
Loans charged off	(54,521)
Recoveries	1,752
Net chargeoffs	(52,769)
Provision charged to expense	63,500
Balance at end of year	$53,478
Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$1,165	$775	$500
Net changes in the allowance for unfunded commitments and letters of credit	370	390	275
Ending balance	$1,535	$1,165	$775
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
The monitoring process for the loan portfolio includes periodic reviews of individual loans with risk ratings assigned to each loan. Based on the analysis, loans are given a risk rating of 1-10 based on the following criteria:

•	ratings of 1-3 indicate minimal to low credit risk,

•	ratings of 4-5 indicate an average credit risk with adequate repayment capacity when prolonged periods of adversity do not exist,

•	rating of 6 indicates higher than average risk requiring greater than routine attention by bank personnel due to conditions affecting the borrower, the borrower's industry or economic environment,

•	rating of 7 indicates potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company's credit position at some future date,

•	rating of 8 indicates a loss is possible if loan weaknesses are not corrected,

•	rating of 9 indicates loss is highly probable; however, the amount of loss has not yet been determined,

•	and a rating of 10 indicates the loan is uncollectable, and when identified is charged-off.
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans
	(dollars in thousands)
Commercial business:
Secured	4.89	$981,417	4.96	$757,372
Unsecured	4.25	47,406	4.23	41,175
Real estate:
One-to-four family residential	4.81	64,063	4.96	49,436
Commercial and multifamily residential:
Commercial land	5.22	50,681	5.75	24,956
Income property multifamily	4.94	533,993	5.07	406,711
Owner occupied	5.05	404,789	5.12	366,284
Real estate construction:
One-to-four family residential:
Land and acquisition	6.43	25,201	6.79	37,054
Residential construction	5.94	23,931	6.63	31,293
Commercial and multifamily residential:
Income property multifamily	5.49	20,877	6.38	18,296
Owner occupied	4.55	12,790	4.93	11,990
Consumer	4.24	183,223	4.31	182,624
Total recorded investment of noncovered loans		$2,348,371		$1,927,191

7.	Noncovered Other Real Estate Owned
The following table sets forth activity in noncovered OREO for the period:

	December 31, 2011	December 31, 2010
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$30,991	$19,037
Transfers in, net of write-downs ($315 and $193, respectively)	8,834	19,006
OREO improvements	730	1,635
Additional OREO write-downs	(5,641)	(3,962)
Proceeds from sale of OREO property	(12,278)	(4,800)
Gain (loss) on sale of OREO	257	75
Total noncovered OREO, end of period	$22,893	$30,991
8. Covered Assets and FDIC Loss-sharing Asset
Covered Assets
Covered assets consist of loans and OREO acquired in FDIC-assisted acquisitions during 2010 and 2011, for which the Bank entered into loss-sharing agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts and, with respect to loss-sharing agreements for two acquisitions completed in 2010, will absorb 95% of losses and share in 95% of loss recoveries thereafter. The loss-sharing provisions of the agreements for commercial and single-family mortgage loans are in effect for five and ten years, respectively, from the acquisition dates and the loss recovery provisions are in effect for eight and ten years, respectively, from the acquisition dates.
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. This clawback shall be in the amount of 50% of the excess, if any, of 20% of the stated threshold amounts, less the sum of 25% of the asset premium (discount), 20% or 25% of the cumulative loss-sharing payments (depending on the particular agreement), and the cumulative servicing amount. As of December 31, 2011 and 2010, the net present value of the Bank’s estimated clawback liability is $3.7 million and $0, respectively, which is included in other liabilities on the Consolidated Balance Sheet.
The following is an analysis of our covered loans, net of related allowance for losses on covered loans as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Covered Loans	Weighted- Average Risk Rating	Allowance for Loan Losses	Covered Loans	Weighted- Average Risk Rating	Allowance for Loan Losses
	(dollars in thousands)
Commercial business	$195,737	6.05	$977	$165,255	5.74	$2,903
Real estate:
One-to-four family residential	79,328	5.32	678	68,700	4.77	1,013
Commercial and multifamily residential	311,308	5.65	2,683	341,063	5.70	821
Total real estate	390,636		3,361	409,763		1,834
Real estate construction:
One-to-four family residential	54,402	7.32	136	39,754	7.29	98
Commercial and multifamily residential	23,661	7.32	86	41,624	6.79	469
Total real estate construction	78,063		222	81,378		567
Consumer	56,877	4.84	384	58,337	4.49	751
Subtotal of covered loans	721,313		$4,944	714,733		$6,055
Less:
Valuation discount resulting from acquisition accounting	184,440			191,617
Allowance for loan losses	4,944			6,055
Covered loans, net of valuation discounts and allowance for loan losses	$531,929			$517,061
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

The excess of cash flows expected to be collected over the initial fair value of acquired impaired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$256,572	$—
Additions resulting from acquisitions	59,810	122,705
Accretion	(90,378)	(45,956)
Disposals	(31,483)	(9,014)
Reclassifications from nonaccretable difference	65,148	188,837
Balance at end of period	$259,669	$256,572
During the year ended December 31, 2011, the Company recorded a provision recapture for losses on covered loans of $1.6 million. Of this amount, $589 thousand was impairment recapture calculated in accordance with ASC 310-30 and $1.0 million was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $1.6 million of provision recapture for covered loans was partially offset through noninterest income by a decrease in the FDIC loss-sharing asset. For the year ended December 31, 2010, the Company recorded a provision for loan losses of $6.1 million which was partially offset by an increase to the FDIC loss-sharing asset. The Company did not have covered loans in 2009.
The 2011 and 2010 changes in the ALLL for covered loans are summarized as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$6,055	$—
Loans charged off	(1,488)	—
Recoveries	2,025	—
Provision charged to expense	(1,648)	6,055
Balance at end of year	$4,944	$6,055
The following table shows loans acquired during 2011 and 2010 for which it was probable at acquisition that all contractually required payments would not be collected:

	First Heritage Bank	Summit Bank	American Marine Bank	Columbia River Bank
	May 27, 2011	May 20, 2011	January 29, 2010	January 22, 2010
	(in thousands)
Contractually required payments of interest and principal	$151,611	$127,823	$263,371	$799,244
Nonaccretable difference	(34,052)	(34,301)	(65,470)	(217,856)
Cash flows expected to be collected(1)	117,559	93,522	197,901	581,388
Accretable yield	(36,071)	(23,739)	(21,623)	(101,082)
Carrying value of acquired loans	$81,488	$69,783	$176,278	$480,306
_________
(1) Represents undiscounted expected principal and interest cash flows

The following table sets forth activity in covered OREO at carrying value for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Covered OREO:
Balance, beginning of period	$14,443	$—
Established through acquisitions	10,387	17,394
Transfers in, net of write-downs ($2,564 and $2,087, respectively)	15,522	10,858
OREO improvements	5	85
Additional OREO write-downs	(666)	(1,182)
Proceeds from sale of OREO property	(20,619)	(17,890)
Gain on sale of OREO	9,054	5,178
Total covered OREO, end of period	$28,126	$14,443
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At December 31, 2011 and 2010, the FDIC loss-sharing asset is comprised of an FDIC indemnification asset of $157.5 million and $170.7 million, respectively, and an FDIC receivable of $17.6 million and $35.3 million, respectively. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
The following table shows a detailed analysis of the FDIC-loss sharing asset for the years ending December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Balance at beginning of period	$205,991	$—
Adjustments not reflected in income:
Established through acquisitions	68,734	210,405
Cash received from the FDIC	(54,200)	(11,198)
FDIC reimbursable losses, net	4,042	1,876
Adjustments reflected in income:
Amortization, net	(46,049)	1,139
Impairment	(1,318)	4,844
Sale of other real estate	(4,346)	(1,148)
Other	2,217	73
Balance at end of period	$175,071	$205,991

9.	Premises and Equipment
Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2011	2010
	(in thousands)
Land	$34,240	$29,368
Buildings	78,165	67,373
Leasehold improvements	2,735	2,918
Furniture and equipment	23,097	21,801
Vehicles	428	352
Computer software	12,043	10,070
Total Cost	150,708	131,882
Less accumulated depreciation and amortization	(42,809)	(38,774)
Total	$107,899	$93,108
Total depreciation and amortization expense was $5.7 million, $5.2 million, and $4.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

10.	Goodwill and Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment annually during the third quarter and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual analysis of goodwill during the third quarter of 2011 and determined the fair value of the Company's single reporting unit was greater than its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.
The following table sets forth activity for goodwill and intangible assets for the period:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Total goodwill, beginning of period	$109,639	$95,519	$95,519
Established through acquisitions	5,915	14,120	—
Total goodwill, end of period	115,554	109,639	95,519
Gross core deposit intangible balance, beginning of period	26,652	8,896	8,896
Accumulated amortization, beginning of period	(7,956)	(4,033)	(2,988)
Core deposit intangible, net, beginning of period	18,696	4,863	5,908
Established through acquisitions	5,789	17,755	—
CDI current period amortization	(4,319)	(3,922)	(1,045)
Total core deposit intangible, end of period	20,166	18,696	4,863
Total goodwill and intangible assets, end of period	$135,720	$128,335	$100,382

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2012	$4,445
2013	3,964
2014	3,397
2015	2,645
2016	2,184

11.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2011	2010
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$1,156,610	$895,671
Interest-bearing demand	735,340	672,307
Money market	1,031,664	920,831
Savings	283,416	210,995
Certificates of deposit less than $100,000	303,405	298,678
Total core deposits	3,510,435	2,998,482
Certificates of deposit greater than $100,000	262,731	266,708
Certificates of deposit insured by CDARS®	42,080	38,312
Wholesale certificates of deposit	—	23,155
Subtotal	3,815,246	3,326,657
Valuation adjustment resulting from acquisition accounting	283	612
Total deposits	$3,815,529	$3,327,269
Overdrafts of $10.1 million and $409 thousand were reclassified as loan balances at December 31, 2011 and 2010, respectively.
The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2012	$233,819
2013	37,918
2014	10,112
2015	13,042
2016	7,777
Thereafter	327
Total	$302,995

12.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB, certain pledged available for sale investment securities and a blanket pledge of qualifying loans receivable. At December 31, 2011 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Wtd Avg Rate	Amount
	(dollars in thousands)
Within 1 year	4.22%	$8,000
Over 1 through 5 years	2.54%	103,694
Over 5 through 10 years	5.30%	1,416
Due after 10 years	5.37%	5,000
Total		118,110
Valuation adjustment from acquisition accounting		899
Total		$119,009
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Balance at end of year	$119,009	$119,405	$100,000
Average balance during the year	$120,419	$123,685	$111,211
Maximum month-end balance during the year	$127,426	$154,916	$178,000
Weighted average rate during the year	2.76%	2.75%	2.38%
Weighted average rate at December 31	2.81%	2.81%	2.49%
FHLB advances are collateralized by the following:

	December 31,
	2011	2010
	(in thousands)
Fair value of investment securities	$77,414	$96,496
Recorded value of blanket pledge on loans receivable	462,040	426,555
Total	$539,454	$523,051
FHLB Borrowing Capacity	$419,115	$402,048
FEDERAL RESERVE BANK
The Company is also eligible to borrow under the Federal Reserve Bank’s primary credit program, including the Term Auction Facility (“TAF”) auctions. All borrowings are secured by certain pledged available for sale investment securities.

The maximum, average outstanding and year-end balances and average interest rates on advances from the Federal Reserve Bank were as follows for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Balance at end of year	$—	$—	$—
Average balance during the year	$—	$—	$38,205
Maximum month-end balance during the year	$—	$—	$100,000
Weighted average rate during the year	—%	—%	0.30%
Weighted average rate at December 31	N/A	N/A	N/A
_________
N/A Not applicable
Federal Reserve Bank advances are collateralized by the following:

	December 31,
	2011	2010
	(in thousands)
Fair value of investment securities	$53,122	$135,966
Recorded value of pledged commercial loans	351,322	313,452
Total	$404,444	$449,418
Federal Reserve Bank borrowing capacity	$404,444	$449,418

13.	Other Borrowings
Securities Sold Under Agreements to Repurchase
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2011, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.9 million were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement, the pledged securities will be returned to the Company.

14.	Long-term Subordinated Debt
In July 2011, the Company elected to redeem the junior subordinated debentures and terminated Columbia (WA) Statutory Trust I and Town Center Bancorp Trust I with a cash payment of $22.9 million and $3.1 million, respectively which consisted of principal, interest and fees. The trust preferred obligations were classified as long-term subordinated debt on the Company's balance sheet and the decision to redeem was based upon the Company's cash and capital positions, rates on the debentures and the absence of a prepayment penalty.

15.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2011 and 2010 were $160.3 million and $141.3 million, respectively.

The following table presents the fair value and balance sheet classification of derivative instruments at December 31, 2011 and 2010:

	Asset Derivatives				Liability Derivatives
	2011		2010		2011		2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$16,302	Other assets	$10,167	Other liabilities	$16,302	Other liabilities	$10,167
Termination of Hedging Activities: On January 7, 2008, the Company discontinued its three prime rate floor derivative instruments that were previously utilized to hedge the variable cash flows associated with existing variable-rate loan assets based on the prime rate. The Company received $8.1 million as a result of the termination transaction resulting in a net derivative gain of $6.2 million. The interest rate floors had an original maturity date of April 4, 2011. In accordance with the Derivatives and Hedging topic of the FASB ASC, the net derivative gain related to a discontinued cash flow hedge was reported in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the originally hedged forecasted transactions affect earnings. For the year ended December 31, 2011, $143 thousand of the net derivative gain was reclassified into earnings. At December 31, 2011, there are no remaining amounts to be reclassified into earnings related to these discontinued derivative instruments.

16.	Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code at Columbia Bank. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $1.2 million during 2011, $866 thousand during 2010, and $748 thousand during 2009, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $2.6 million during 2011, $1.2 million during 2010 and $0 during 2009.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 39,989 shares for $690 thousand in 2011, 35,806 shares for $614 thousand in 2010 and 55,443 shares for $578 thousand in 2009. At December 31, 2011 there were 647,903 shares available for purchase under the ESP plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2011 and 2010 the liability associated with these plans was $4.4 million and $4.0 million, respectively. Expense associated with these plans for the years ended December 31, 2011, 2010 and 2009 was $655 thousand, $750 thousand and $530 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using the “RP-2000 Annuity Mortality Table” for the mortality assumptions and discount rates of 5.30% and 5.90% in 2011 and 2010, respectively. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$10,363	$9,947
Change in actuarial loss	329	(78)
Benefit expense	987	928
Benefit payments	(442)	(434)
Balance at end of year	$11,237	$10,363
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2012	$510
2013	526
2014	555
2015	572
2016	803
2017 through 2021	5,864
Total	$8,830

17.	Commitments and Contingent Liabilities
Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2012 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2011, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2012	$4,077
2013	3,927
2014	3,615
2015	3,046
2016	1,604
Thereafter	5,678
Total minimum payments	$21,947
Total rental expense on buildings and equipment, net of rental income of $655 thousand, $591 thousand and $602 thousand, was $4.6 million, $4.5 million and $3.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively.
On September 30, 2004, the Company sold its Broadway and Longview locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that do not contain renewal options. The resulting gain on sale of $1.3 million was deferred using the financing method in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective leases. At December 31, 2011 and 2010, the deferred gain was $234 thousand and $317 thousand, respectively, and is included in “Other liabilities” on the Consolidated Balance Sheets.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2011 and 2010, the Company’s loan commitments amounted to $709.9 million and $622.8 million, respectively. Standby letters of credit were $30.9 million and $31.2 million at December 31, 2011 and 2010, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $243 thousand and $0 at December 31, 2011 and 2010, respectively.
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

18.	Shareholders’ Equity
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
Common Stock. On February 3, 2011, the Company declared a quarterly cash dividend of $0.03 per share, payable on March 3, 2011 to shareholders of record as of the close of business on February 17, 2011. On April 27, 2011 the Company declared a quarterly cash dividend of $0.05 per share, payable on May 25, 2011 to shareholders of record at the close of business May 11, 2011. On July 28, 2011 the Company declared a quarterly cash dividend of $0.06 per share, payable on August 24, 2011 to shareholders of record at the close of business August 10, 2011. On October 27, 2011 the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.05 per share, both payable on November 23, 2011 to shareholders of record at the close of business November 9, 2011. Subsequent to year end, on January 26, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.29 per share, both payable on February 22, 2012, to shareholders of record at the close of business on February 8, 2012.
The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.
Stock Repurchase Program
In October 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. This newly authorized repurchase program supersedes and replaces the prior stock repurchase program adopted in February 2002. No shares were repurchased under the prior stock repurchase program or the new stock repurchase program during 2011. As of December 31, 2011 the Company had repurchased a total of 64,788 shares of common stock under the prior program.
Public offering
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
Fair values are determined as follows:
Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC.
Interest rate contract positions are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2011 and 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$695,954	$—	$695,954	$—
State and municipal securities	285,763	—	285,763	—
U.S. government agency and government-sponsored enterprise securities	43,063	—	43,063	—
Other securities	3,330	—	3,330	—
Total securities available for sale	$1,028,110	$—	$1,028,110	$—
Other assets (Interest rate contracts)	$16,302	$—	$16,302	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,302	$—	$16,302	$—

	Fair value at December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$506,642	$—	$506,642	$—
State and municipal debt securities	253,981	—	253,981	—
Other securities	3,243	—	3,243	—
Total securities available for sale	$763,866	$—	$763,866	$—
Other assets (Interest rate contracts)	$10,167	$—	$10,167	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,167	$—	$10,167	$—

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
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis at December 31, 2011 and 2010:

	Fair value at December 31, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2011
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,755	$—	$—	$17,755	$5,841
Noncovered OREO	11,233	—	—	11,233	3,089
Covered OREO	2,442	—	—	2,442	644
	$31,430	$—	$—	$31,430	$9,574

	Fair value at December 31, 2010	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2010
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$65,226	$—	$—	$65,226	$13,906
Noncovered OREO	18,266	—	—	18,266	4,155
Covered OREO	1,422	—	—	1,422	263
	$84,914	$—	$—	$84,914	$18,324
The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on noncovered OREO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent write-downs from updated appraisals that were charged to earnings.
At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Activity in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2011 is summarized in the following table:

Securities available for sale - State and municipal securities
(in thousands)
Beginning balance, January 1, 2011	$—
Transfers into Level 3 (1)	2,950
Impairment loss included in earnings	(2,950)
Ending Balance, December 31, 2011	$—
_____________
(1) Transfers into Level 3 were due to a municipal security that had been categorized previously at a higher level, but the inputs to the fair value calculation for the municipal security became unobservable as the security defaulted on its principal repayment and was no longer actively traded.

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
Securities available for sale—Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors.
Federal Home Loan Bank stock—The fair value is based upon the par value of the stock which equates to its carrying value.
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2011 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2011.
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset is estimated based on discounting the expected future cash flows using an estimated market rate.
Interest rate contracts—Interest rate contracts are valued in models, which use as their basis, readily observable market parameters.
Deposits—For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and current market rates for deposits of similar remaining maturities.
FHLB advances—The fair value of FHLB advances is estimated based on discounting the future cash flows using the market rate currently offered.

Repurchase agreements—The fair value of securities sold under agreement to repurchase is estimated based on discounting the future cash flows using the market rate currently offered.
Long-term subordinated debt—The fair value of long-term subordinated debt is estimated based on discounting the future cash flows using an estimated market rate.
Other Financial Instruments—The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following table summarizes carrying amounts and estimated fair values of selected financial instruments:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$91,364	$91,364	$55,492	$55,492
Interest-earning deposits with banks	202,925	202,925	458,638	458,638
Securities available for sale	1,028,110	1,028,110	763,866	763,866
FHLB stock	22,215	22,215	17,908	17,908
Loans held for sale	2,148	2,148	754	754
Loans	2,827,259	2,957,345	2,371,822	2,525,113
FDIC loss-sharing asset	175,071	71,788	205,991	205,991
Interest rate contracts	16,302	16,302	10,167	10,167
Liabilities
Deposits	$3,815,529	$3,817,013	$3,327,269	$3,330,616
FHLB advances	119,009	119,849	119,405	122,722
Repurchase agreements	25,000	26,580	25,000	27,251
Other borrowings	—	—	642	642
Long-term subordinated debt	—	—	25,735	20,156
Interest rate contracts	16,302	16,302	10,167	10,167

20.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands except per share)
Basic EPS:
Net income (loss)	$48,037	$30,784	$(3,968)
Less: Preferred dividends and accretion of issuance discount for preferred stock	—	(4,947)	(4,403)
Net income (loss) applicable to common shareholders	$48,037	$25,837	$(8,371)
Less: Earnings allocated to participating securities	(450)	(244)	(16)
Earnings (loss) allocated to common shareholders	$47,587	$25,593	$(8,387)
Weighted average common shares outstanding	39,103	35,209	21,854
Basic earnings (loss) per common share	$1.22	$0.73	$(0.38)
Diluted EPS:
Earnings (loss) allocated to common shareholders (1)	$47,588	$25,593	$(8,410)
Weighted average common shares outstanding	39,103	35,209	21,854
Dilutive effect of equity awards and warrants	77	183	—
Weighted average diluted common shares outstanding (2)	39,180	35,392	21,854
Diluted earnings (loss) per common share	$1.21	$0.72	$(0.38)
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive.	53	54	754
 __________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

(2)
Due to the net loss applicable to common shareholders for the year ended December 31, 2009, basic shares were used to calculate diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

21.	Share-Based Payments
At December 31, 2011, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,891,482 shares.
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
A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2011, 2010 and 2009 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	191,320	$29.41
Granted	122,097	$9.92
Vested	(15,763)	$27.67
Forfeited	(19,150)	$24.03
Nonvested at December 31, 2009	278,504	$21.34
Granted	108,075	$20.68
Vested	(25,521)	$21.38
Forfeited	(7,775)	$20.77
Nonvested at December 31, 2010	353,283	$21.14
Granted	133,350	$19.45
Vested	(109,033)	$25.72
Forfeited	(14,925)	$18.86
Nonvested at December 31, 2011	362,675	$19.24
As of December 31, 2011, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $2.2 million, $546 thousand, and $404 thousand, respectively.
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

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2010	93,964	$21.26
Granted	—	$—
Forfeited	(9,576)	$23.96
Expired	(7,350)	$17.25
Exercised	(12,126)	$13.50
Balance at December 31, 2011	64,912	$22.76	1.4	$52
Total Exercisable at December 31, 2011	64,912	$22.76	1.4	$52
The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $65 thousand, $154 thousand, and $123 thousand, respectively. No options were granted in 2011, 2010 and 2009.
As of December 31, 2011, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
9.26 - 12.34	516	0.3	$12.21	516	$12.21
12.35 - 15.43	6,395	1.8	$14.04	6,395	$14.04
15.44 - 18.51	5,184	1.5	$17.36	5,184	$17.36
18.52 - 21.60	7,266	2.3	$18.61	7,266	$18.61
21.61 - 24.68	12,000	0.8	$22.61	12,000	$22.61
24.69 - 27.77	29,500	0.8	$25.75	29,500	$25.75
27.78 - 30.86	4,051	5.1	$30.86	4,051	$30.86
	64,912	1.4	$22.76	64,912	$22.76
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2011, 2010 and 2009, the Company recognized pre-tax share-based compensation expense for nonvested share awards of $1.6 million, $1.4 million and $1.0 million, respectively.

22.	Income Tax
The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax (benefit) expense	$21,688	$(13,547)	$(8,893)
Deferred tax expense (benefit)	(3,783)	15,838	(85)
Total	$17,905	$2,291	$(8,978)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$20,910	$22,942
Supplemental executive retirement plan	6,564	6,185
Stock option and restricted stock	989	1,295
OREO costs	3,209	1,910
AMT credit carryforwards	—	2,318
Nonaccrual interest	222	310
Security impairment	1,041	—
Other	632	1,890
Total deferred tax assets	33,567	36,850
Deferred tax liabilities:
Asset purchase tax basis difference	(14,812)	(22,559)
FHLB stock dividends	(1,977)	(2,019)
Purchase accounting	(1,030)	(1,373)
Deferred loan fees	(1,517)	(1,214)
Unrealized gain on investment securities	(14,291)	(7,186)
Depreciation	(1,517)	(646)
Total deferred tax liabilities	(35,144)	(34,997)
Net deferred tax asset (liability)	$(1,577)	$1,853
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$23,080	35%	$11,576	35%	$(4,531)	35%
Reduction resulting from:
Tax credits	(608)	(1)%	(808)	(2)%	(687)	5%
Tax exempt instruments	(3,824)	(6)%	(3,744)	(11)%	(3,072)	24%
Life insurance proceeds	(766)	(1)%	(735)	(2)%	(708)	5%
Bargain purchase	(1,036)	(2)%	(5,383)	(16)%	—	—%
Other, net	1,059	2%	1,385	3%	20	—%
Income tax provision (benefit)	$17,905	27%	$2,291	7%	$(8,978)	69%
As of December 31, 2011 and 2010, we had no unrecognized tax positions. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2011 and 2010. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2010, 2009, and 2008.

23.	Regulatory Capital Requirements
The Company (on a consolidated basis) and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiary's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011 and 2010, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2011 and 2010, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011
Total Capital (to risk-weighted assets):
The Company	$636,559	21.05%	$241,955	8.0%	N/A	N/A
Columbia Bank	$561,216	18.55%	$242,028	8.0%	$302,535	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$598,485	19.79%	$120,978	4.0%	N/A	N/A
Columbia Bank	$523,131	17.29%	$121,014	4.0%	$181,521	6.0%
Tier 1 Capital (to average assets):
The Company	$598,485	12.96%	$184,780	4.0%	N/A	N/A
Columbia Bank	$523,131	11.45%	$182,747	4.0%	$228,434	5.0%
As of December 31, 2010
Total Capital (to risk-weighted assets):
The Company	$623,526	24.47%	$203,871	8.0%	N/A	N/A
Columbia Bank	$463,587	18.20%	$203,789	8.0%	$254,736	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$591,263	23.20%	$101,936	4.0%	N/A	N/A
Columbia Bank	$431,337	16.93%	$101,894	4.0%	$152,841	6.0%
Tier 1 Capital (to average assets):
The Company	$591,263	13.99%	$169,062	4.0%	N/A	N/A
Columbia Bank	$431,337	10.33%	$166,961	4.0%	$208,702	5.0%

24.	Parent Company Financial Information
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income
Dividend from banking subsidiary	$—	$—	$200
Interest-earning deposits	712	1,319	1,095
Other income	17	31	36
Total income	729	1,350	1,331
Expense
Compensation and employee benefits	88	96	512
Long-term obligations	579	1,029	1,196
Other expense	1,114	1,066	1,104
Total expenses	1,781	2,191	2,812
Loss before income tax expense (benefit) and equity in undistributed net income of subsidiaries	(1,052)	(841)	(1,481)
Income tax expense (benefit)	91	(778)	(580)
Income before equity in undistributed net income (loss) of subsidiaries	(1,143)	(63)	(901)
Equity in undistributed net income (loss) of subsidiaries	49,180	30,847	(3,067)
Net income (loss)	$48,037	$30,784	$(3,968)
Condensed Balance Sheets—Parent Company Only

	December 31,
	2011	2010
	(in thousands)
Assets
Cash and due from banking subsidiary	$3,220	$673
Interest-earning deposits	72,014	158,500
Total cash and cash equivalents	75,234	159,173
Investment in banking subsidiary	683,977	571,945
Investment in other subsidiaries	—	774
Other assets	510	1,160
Total assets	$759,721	$733,052
Liabilities and Shareholders’ Equity
Long-term subordinated debt	$—	$25,736
Other liabilities	383	438
Total liabilities	383	26,174
Shareholders’ equity	759,338	706,878
Total liabilities and shareholders’ equity	$759,721	$733,052

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities
Net income (loss)	$48,037	$30,784	$(3,968)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(49,180)	(30,847)	3,067
Stock-based compensation expense	1,635	1,424	1,038
Net changes in other assets and liabilities	315	(769)	1,783
Net cash provided by operating activities	807	592	1,920
Investing Activities
Proceeds from termination of trust subsidiaries	774	—	—
Net cash provided by investing activities	774	—	—
Financing Activities
Net decrease in short-term borrowings	—	—	(100)
Cash dividends paid	(10,660)	(4,302)	(5,155)
Repayment of long-term subordinated debt	(25,774)	—	—
Issuance of common stock, net of offering costs	—	229,129	113,537
Purchase and retirement of common stock	(32)	—	—
Proceeds from exercise of stock options	848	948	939
Downstream stock offering proceeds to the Bank	(50,000)	(70,000)	(105,000)
Excess tax benefit associated with share-based compensation	98	—	—
Purchase and retirement of preferred stock	—	(80,200)	—
Net cash provided by financing activities	(85,520)	75,575	4,221
Increase (decrease) in cash and cash equivalents	(83,939)	76,167	6,141
Cash and cash equivalents at beginning of year	159,173	83,006	76,865
Cash and cash equivalents at end of year	$75,234	$159,173	$83,006

25.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2011
Total interest income	$54,611	$53,309	$68,432	$74,919	$251,271
Total interest expense	4,162	3,934	3,644	2,795	14,535
Net interest income	50,449	49,375	64,788	72,124	236,736
Provision for loan and lease losses	—	2,150	500	4,750	7,400
Provision (recapture) for losses on covered loans	(422)	2,301	433	(3,960)	(1,648)
Noninterest income (loss)	(5,419)	3,542	2,196	(9,602)	(9,283)
Noninterest expense	37,346	37,164	39,935	41,314	155,759
Income before income taxes	8,106	11,302	26,116	20,418	65,942
Provision for income taxes	2,327	2,670	7,244	5,664	17,905
Net income	$5,779	$8,632	$18,872	$14,754	$48,037
Net income applicable to common shareholders	$5,779	$8,632	$18,872	$14,754	$48,037
Per common share (1)
Earnings (basic)	$0.15	$0.22	$0.48	$0.37	$1.22
Earnings (diluted)	$0.15	$0.22	$0.48	$0.37	$1.21
2010
Total interest income	$44,287	$46,148	$52,075	$43,369	$185,879
Total interest expense	6,013	5,416	5,110	4,553	21,092
Net interest income	38,274	40,732	46,965	38,816	164,787
Provision for loan and lease losses	15,000	13,500	9,000	3,791	41,291
Provision for losses on covered loans	—	—	453	5,602	6,055
Noninterest income	18,473	13,237	5,183	15,888	52,781
Noninterest expense	33,897	34,745	33,520	34,985	137,147
Income before income taxes	7,850	5,724	9,175	10,326	33,075
Provision (benefit) for income taxes	(66)	668	3,971	(2,282)	2,291
Net income	$7,916	$5,056	$5,204	$12,608	$30,784
Less: Dividends on preferred stock	1,107	1,110	2,730	—	4,947
Net income applicable to common shareholders	$6,809	$3,946	$2,474	$12,608	$25,837
Per common share (1)
Earnings (basic)	$0.24	$0.11	$0.06	$0.32	$0.73
Earnings (diluted)	$0.24	$0.11	$0.06	$0.32	$0.72
 __________
(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.
Our independent registered public accounting firm has issued an attestation report our internal control over financial reporting, which appears in this annual report on Form 10K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 29, 2012

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal No.1: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2012 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.
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
Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2012.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of February 2012.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer
Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 29, 2012 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[S. Mae Numata]
[Frederick M. Goldberg]	[Daniel C. Regis]
[Thomas M. Hulbert]	[Donald Rodman]
[Michelle M. Lantow]	[William T. Weyerhaeuser]
[Thomas L. Matson]	[James M. Will]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 29, 2012

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen of common stock certificate (3)

4.2
Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1*	Amended and Restated Stock Option and Equity Compensation Plan (4)

10.2*	Form of Stock Option Agreement (5)

10.3*	Form of Restricted Stock Agreement (5)

10.4*	Form of Stock Appreciation Right Agreement (5)

10.5*	Form of Restricted Stock Unit Agreement (5)

10.6*	Form of Long Term Restricted Stock Agreement (6)

10.7*	Amended and Restated Employee Stock Purchase Plan (7)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (8)

10.9*	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (9)

10.10*+	Change in Control Agreement between the Bank and Gary R. Schminkey effective November 15, 2010

10.11*	Form of Change in Control Agreement between the Bank, Mark W. Nelson and Andrew McDonald (5)

10.12*	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (10)

10.13*
Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel, Gary R. Schminkey and Mark W. Nelson, respectively (11)

10.14+	Amended and Restated 401 Plus Plan (Deferred Compensation plan) dated December 14, 2011 for directors and key employees

10.15*+	Change in Control Agreement between the Bank and Mr. Kent L. Roberts dated December 4, 2011

10.16*	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald (5)

10.17*	Town Center Bancorp 2004 Stock Incentive Plan (12)

Exhibit No.	Exhibit

10.18*	Town Center Bancorp Form of Restricted Stock Award Agreement (12)

10.19*	Mountain Bank Holding Company Director Stock Option Plan (13)

10.20*	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (13)

10.21*	Mountain Bank Holding Company 1999 Employee Stock Option Plan (13)

10.22*	Mountain Bank Holding Company Form of Employee Stock Option Agreement (13)

10.23*	Mt. Rainier National Bank 1990 Stock Option Plan (13)

10.24*	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (14)

10.25*	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (15)

10.26*	Form of Amendment to Change in Control Agreement effective December 31, 2008 between the Bank and each of Mark W. Nelson, Andrew L. McDonald, Gary R. Schminkey and Kent L. Roberts (15)

10.27*	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald (15)

10.28*	Form of Indemnification Agreement between the Company and its directors (15)

14	Code of Ethics (16)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from Columbia Banking System, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL: (i) Audited Consolidated Condensed Statements of Income, (ii) Audited Consolidated Condensed Balance Sheets, (iii) Unaudited Consolidated Condensed Statements of Changes in Shareholders' Equity, (iv) Unaudited Consolidated Condensed Statements of Cash Flows, and (v) Notes to Audited Consolidated Condensed Financial Statements.**

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010

(3)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

(4)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009

(5)	Incorporated by reference to Exhibits 10.2—10.5, 10.10 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010

(7)	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010

(8)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(10)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(11)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009

(12)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s S-8 Registration Statement (File No. 333-145207) filed August 7, 2007

(13)	Incorporated by reference to Exhibits 99.1—99.5 of the Company’s S-8 Registration Statement (File No. 333-144811) filed July 24, 2007

(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 16, 2009

(15)	Incorporated by reference to Exhibits 10.1—10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(16)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

*	Management contract or compensatory plan or arrangement

+	Filed herewith

**	Furnished herewith