Form 10-Q
period 2012-03-31
COLUMBIA BANKING SYSTEM INC
filed 2012-05-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 30, 2012 was 39,674,650.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2012	December 31, 2011
ASSETS			(in thousands)
Cash and due from banks			$93,904	$91,364
Interest-earning deposits with banks			297,553	202,925
Total cash and cash equivalents			391,457	294,289
Securities available for sale at fair value (amortized cost of $961,296 and $987,560, respectively)			999,213	1,028,110
Federal Home Loan Bank stock at cost			22,215	22,215
Loans held for sale			2,066	2,148
Loans, excluding covered loans, net of unearned income of ($12,865) and ($16,217), respectively			2,371,818	2,348,371
Less: allowance for loan and lease losses			52,283	53,041
Loans, excluding covered loans, net			2,319,535	2,295,330
Covered loans, net of allowance for loan losses of ($20,504) and ($4,944), respectively			501,613	531,929
Total loans, net			2,821,148	2,827,259
FDIC loss-sharing asset			159,061	175,071
Interest receivable			16,037	15,287
Premises and equipment, net			113,071	107,899
Other real estate owned ($24,430 and $28,126 covered by FDIC loss share, respectively)			41,174	51,019
Goodwill			115,554	115,554
Core deposit intangible, net			19,016	20,166
Other assets			115,420	126,928
Total assets			$4,815,432	$4,785,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,159,308	$1,156,610
Interest-bearing			2,706,137	2,658,919
Total deposits			3,865,445	3,815,529
Federal Home Loan Bank advances			114,715	119,009
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			57,569	67,069
Total liabilities			4,062,729	4,026,607
Commitments and contingent liabilities
Shareholders’ equity:
	March 31, 2012	December 31, 2011
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,670	39,506	579,894	579,136
Retained earnings			149,348	155,069
Accumulated other comprehensive income			23,461	25,133
Total shareholders’ equity			752,703	759,338
Total liabilities and shareholders’ equity			$4,815,432	$4,785,945

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands except per share)
Interest Income
Loans	$61,777	$47,429
Taxable securities	5,245	4,417
Tax-exempt securities	2,525	2,467
Federal funds sold and deposits in banks	165	298
Total interest income	69,712	54,611
Interest Expense
Deposits	1,779	3,079
Federal Home Loan Bank advances	750	694
Long-term obligations	—	251
Other borrowings	120	138
Total interest expense	2,649	4,162
Net Interest Income	67,063	50,449
Provision for loan and lease losses	4,500	—
Provision (recapture) for losses on covered loans	15,685	(422)
Net interest income after provision (recapture) for loan and lease losses	46,878	50,871
Noninterest Income (Loss)
Service charges and other fees	7,177	6,288
Merchant services fees	2,018	1,633
Gain on sale of investment securities, net	62	—
Bank owned life insurance	711	505
Change in FDIC loss-sharing asset	(1,668)	(14,774)
Other	1,274	929
Total noninterest income (loss)	9,574	(5,419)
Noninterest Expense
Compensation and employee benefits	21,995	18,921
Occupancy	5,333	4,397
Merchant processing	873	883
Advertising and promotion	882	901
Data processing and communications	2,213	1,924
Legal and professional fees	1,609	1,413
Taxes, licenses and fees	1,355	865
Regulatory premiums	860	2,195
Net cost (benefit) of operation of other real estate owned	910	(442)
Amortization of intangibles	1,150	984
Other	7,172	5,305
Total noninterest expense	44,352	37,346
Income before income taxes	12,100	8,106
Income tax provision	3,198	2,327
Net Income	$8,902	$5,779
Earnings per common share
Basic	$0.22	$0.15
Diluted	$0.22	$0.15
Dividends paid per common share	$0.37	$0.03
Weighted average number of common shares outstanding	39,195	39,043
Weighted average number of diluted common shares outstanding	39,298	39,156

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Net income as reported	$8,902	$5,779
Unrealized gain from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $926 and ($1,284)	(1,645)	2,313
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $22 and $0	(40)	—
Net unrealized gain from securities, net of reclassification adjustment	(1,685)	2,313
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0 and $79	—	(142)
Net change in cash flow hedging instruments	—	(142)
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $154	—	(261)
Less: amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($7) and ($8)	13	14
Pension plan liability adjustment, net	13	(247)
Total comprehensive income	$7,230	$7,703

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2011	39,338	$576,905	$117,692	$12,281	$706,878
Net income	—	—	5,779	—	5,779
Other comprehensive income	—	—	—	1,924	1,924
Issuance of common stock - stock option and other plans	23	380	—	—	380
Issuance of common stock - restricted stock awards, net of canceled awards	122	335	—	—	335
Purchase and retirement of common stock	(2)	(32)	—	—	(32)
Cash dividends paid on common stock	—	—	(1,181)	—	(1,181)
Balance at March 31, 2011	39,481	$577,588	$122,290	$14,205	$714,083
Balance at January 1, 2012	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	8,902	—	8,902
Other comprehensive loss	—	—	—	(1,672)	(1,672)
Issuance of common stock - stock option and other plans	18	308	—	—	308
Issuance of common stock - restricted stock awards, net of canceled awards	146	450	—	—	450
Cash dividends paid on common stock	—	—	(14,623)	—	(14,623)
Balance at March 31, 2012	39,670	$579,894	$149,348	$23,461	$752,703

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash Flows From Operating Activities
Net Income	$8,902	$5,779
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	20,185	(422)
Stock-based compensation expense	450	335
Depreciation, amortization and accretion	16,141	3,774
Net realized gain on sale of securities	(62)	—
Net realized gain on sale of other assets	(21)	(3)
Net realized gain on sale of other real estate owned	(2,954)	(2,712)
Gain on termination of cash flow hedging instruments	—	(222)
Write-down on other real estate owned	3,127	1,925
Net change in:
Loans held for sale	82	212
Interest receivable	(750)	(1,725)
Interest payable	(148)	(251)
Other assets	(1,166)	13,736
Other liabilities	(8,403)	(766)
Net cash provided by operating activities	35,383	19,660
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(16,814)	51,870
Purchases of:
Securities available for sale	(30,177)	(149,799)
Premises and equipment	(6,682)	(2,461)
Proceeds from:
FDIC reimbursement on loss-sharing asset	14,804	—
Sales of securities available for sale	3,845	—
Principal repayments and maturities of securities available for sale	49,654	27,315
Disposal of premises and equipment	—	20
Sales of covered other real estate owned	8,025	6,959
Sales of other real estate and other personal property owned	7,829	5,372
Capital improvements on other real estate properties	(90)	(251)
Decrease in Small Business Administration secured borrowings	—	(558)
Net cash provided by (used in) investing activities	30,394	(61,533)
Cash Flows From Financing Activities
Net increase in deposits	49,916	8,944
Proceeds from:
Federal Home Loan Bank advances	—	100
Federal Reserve Bank borrowings	—	100
Exercise of stock options	308	380
Payment for:
Repayment of Federal Home Loan Bank advances	(4,210)	(4,140)
Repayment of Federal Reserve Bank borrowings	—	(100)
Common stock dividends	(14,623)	(1,181)
Purchase and retirement of common stock	—	(32)
Net cash provided by financing activities	31,391	4,071
Increase (Decrease) in cash and cash equivalents	97,168	(37,802)
Cash and cash equivalents at beginning of period	294,289	514,130
Cash and cash equivalents at end of period	$391,457	$476,328
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$2,797	$4,413
Cash paid for income tax	$—	$—
Non-cash investing activities
Loans transferred to other real estate owned	$6,092	$5,467

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be anticipated for the year ending December 31, 2012. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2011 Annual Report on Form 10-K. Other than as discussed below, there have not been any changes in our significant accounting policies compared to those contained in our 2011 10-K disclosure for the year ended December 31, 2011.

2.	Accounting Pronouncements Recently Issued
In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) (Topic 820). ASU 2011-04 developed common requirements between GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements. The Company adopted this ASU during the current period with no impact on the Company's financial condition or results of operations.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$652,263	$18,650	$(1,329)	$669,584
State and municipal securities	263,298	20,466	(212)	283,552
U.S. government agency and government-sponsored enterprise securities	42,439	350	(37)	42,752
Other securities	3,296	60	(31)	3,325
Total	$961,296	$39,526	$(1,609)	$999,213
December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$678,631	$19,323	$(2,000)	$695,954
State and municipal securities	263,075	22,746	(58)	285,763
U.S. government agency and government-sponsored enterprise securities	42,558	505	—	43,063
Other securities	3,296	64	(30)	3,330
Total	$987,560	$42,638	$(2,088)	$1,028,110

The scheduled contractual maturities of investment securities available for sale at March 31, 2012 are presented as follows:

	March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$22,442	$22,749
Due after one year through five years	78,072	80,627
Due after five years through ten years	190,442	199,359
Due after ten years	667,044	693,153
Total investment securities available-for-sale	$958,000	$995,888
The following table summarizes, as of March 31, 2012, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
To Washington and Oregon State to secure public deposits	$213,713
To Federal Home Loan Bank to secure advances	87,180
To Federal Reserve Bank to secure borrowings	54,778
Other securities pledged	47,878
Total securities pledged as collateral	$403,549
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$166,921	$(1,228)	$12,035	$(101)	$178,956	(1,329)
State and municipal securities	8,251	(188)	960	(24)	9,211	(212)
U.S. government agency and government-sponsored enterprise securities	13,932	(37)	—	—	13,932	(37)
Other securities	—	—	969	(31)	969	(31)
Total	$189,104	$(1,453)	$13,964	$(156)	$203,068	$(1,609)

December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$238,875	$(1,999)	$196	$(1)	$239,071	$(2,000)
State and municipal securities	3,820	(24)	950	(34)	4,770	(58)
Other securities	—	—	970	(30)	970	(30)
Total	$242,695	$(2,023)	$2,116	$(65)	$244,811	$(2,088)

At March 31, 2012, there were eleven state and municipal government securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2012 none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.
At March 31, 2012, there were 34 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which two were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.
At March 31, 2012, there was one U.S. government agency and government-sponsored enterprise security in an unrealized loss position for less than 12 months. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.
At March 31, 2012, there was one other security, a mortgage-backed securities fund in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

4.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans, including discounted loans, that are not subject to a FDIC loss-share agreement.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	March 31, 2012	December 31, 2011
	(in thousands)
Noncovered loans:
Commercial business	$1,079,356	$1,031,721
Real estate:
One-to-four family residential	58,843	64,491
Commercial and multifamily residential	992,403	998,165
Total real estate	1,051,246	1,062,656
Real estate construction:
One-to-four family residential	48,559	50,208
Commercial and multifamily residential	35,567	36,768
Total real estate construction	84,126	86,976
Consumer	169,955	183,235
Less: Net unearned income	(12,865)	(16,217)
Total noncovered loans, net of unearned income	2,371,818	2,348,371
Less: Allowance for loan and lease losses	(52,283)	(53,041)
Total noncovered loans, net	$2,319,535	$2,295,330
Loans held for sale	$2,066	$2,148

At March 31, 2012 and December 31, 2011, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $11.7 million and $9.0 million at March 31, 2012 and December 31, 2011, respectively. During the first three months of 2012, advances on related party loans were $2.8 million and repayments totaled $141 thousand.
At March 31, 2012 and December 31, 2011, $471.7 million and $462.0 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings.
The following is an analysis of noncovered, nonaccrual loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business
Secured	$14,676	$23,299	$10,124	$16,820
Unsecured	115	715	119	719
Real estate:
One-to-four family residential	2,624	2,992	2,696	3,011
Commercial & multifamily residential
Commercial land	3,432	7,233	3,739	7,230
Income property multifamily	12,771	17,277	6,775	9,265
Owner occupied	8,669	12,249	8,971	10,932
Real estate construction:
One-to-four family residential
Land and acquisition	6,410	13,581	7,799	16,703
Residential construction	2,383	4,647	2,986	5,316
Commercial & multifamily residential
Income property multifamily	5,023	10,367	7,067	14,912
Consumer	1,449	1,776	3,207	3,960
Total	$57,552	$94,136	$53,483	$88,868

The following is an analysis of the recorded investment of the aged loan portfolio as of March 31, 2012 and December 31, 2011:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
	(in thousands)
March 31, 2012
Commercial business
Secured	$1,006,841	$3,279	$3,606	$—	$6,885	$14,676	$1,028,402
Unsecured	46,796	235	119	—	354	115	47,265
Real estate:
One-to-four family residential	55,486	682	84	—	766	2,624	58,876
Commercial & multifamily residential
Commercial land	41,948	—	—	—	—	3,432	45,380
Income property multifamily	542,839	2,960	—	—	2,960	12,771	558,570
Owner occupied	369,579	1,948	—	—	1,948	8,669	380,196
Real estate construction:
One-to-four family residential
Land and acquisition	16,974	—	—	—	—	6,410	23,384
Residential construction	21,778	—	319	—	319	2,383	24,480
Commercial & multifamily residential
Income property multifamily	14,212	—	—	—	—	5,023	19,235
Owner occupied	16,008	—	—	—	—	—	16,008
Consumer	168,573	—	—	—	—	1,449	170,022
Total	$2,301,034	$9,104	$4,128	$—	$13,232	$57,552	$2,371,818

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
	(in thousands)
December 31, 2011
Commercial business
Secured	$966,563	$1,741	$2,989	$—	$4,730	$10,124	$981,417
Unsecured	46,880	407	—	—	407	119	47,406
Real estate:
One-to-four family residential	60,764	603	—	—	603	2,696	64,063
Commercial & multifamily residential
Commercial land	46,161	781	—	—	781	3,739	50,681
Income property multifamily	524,225	2,872	121	—	2,993	6,775	533,993
Owner occupied	394,691	829	298	—	1,127	8,971	404,789
Real estate construction:
One-to-four family residential
Land and acquisition	17,249	153	—	—	153	7,799	25,201
Residential construction	19,555	1,390	—	—	1,390	2,986	23,931
Commercial & multifamily residential
Income property multifamily	13,810	—	—	—	—	7,067	20,877
Owner occupied	12,790	—	—	—	—	—	12,790
Consumer	179,753	141	122	—	263	3,207	183,223
Total	$2,282,441	$8,917	$3,530	$—	$12,447	$53,483	$2,348,371

The following is an analysis of impaired loans as of March 31, 2012 and December 31, 2011:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance		Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(in thousands)
March 31, 2012
Commercial business
Secured	$1,017,869	$10,533	$1,698	$1,698	$451	$8,835	$16,824	$9,709	$309
Unsecured	47,124	141	141	141	141	—	—	119	1
Real estate:
One-to-four family residential	56,823	2,053	355	368	72	1,698	1,848	2,266	1
Commercial & multifamily residential
Commercial land	42,369	3,011	—	—	—	3,011	6,052	3,405	—
Income property multifamily	549,035	9,535	4,579	4,612	1,087	4,956	8,556	8,083	115
Owner occupied	366,457	13,739	1,083	1,203	16	12,656	18,378	14,152	107
Real estate construction:
One-to-four family residential
Land and acquisition	17,693	5,691	—	—	—	5,691	11,026	6,539	—
Residential construction	20,993	3,487	18	1,468	18	3,469	4,209	4,286	358
Commercial & multifamily residential
Income property multifamily	14,212	5,023	—	—	—	5,023	10,367	6,045	—
Owner occupied	16,008	—	—	—	—	—	—	—	—
Consumer	168,971	1,051	—	—	—	1,051	1,052	1,672	—
Total	$2,317,554	$54,264	$7,874	$9,490	$1,785	$46,390	$78,312	$56,276	$891

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance		Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(in thousands)
December 31, 2011
Commercial business
Secured	$972,531	$8,886	$2,926	$2,927	$954	$5,960	$12,109	$15,578	$511
Unsecured	47,309	97	97	97	97	—	—	138	—
Real estate:
One-to-four family residential	61,584	2,479	582	590	96	1,897	2,136	2,494	—
Commercial & multifamily residential
Commercial land	46,882	3,799	—	—	—	3,799	6,773	4,263	—
Income property multifamily	527,362	6,631	687	759	63	5,944	7,700	8,881	59
Owner occupied	390,225	14,564	274	274	185	14,290	18,524	15,254	18
Real estate construction:
One-to-four family residential
Land and acquisition	17,813	7,388	450	948	—	6,938	11,978	8,972	116
Residential construction	18,847	5,084	59	1,509	59	5,025	5,116	4,535	—
Commercial & multifamily residential
Income property multifamily	13,810	7,067	—	—	—	7,067	14,947	7,065	—
Owner occupied	12,790	—	—	—	—	—	—	—	—
Consumer	180,930	2,293	151	225	30	2,142	2,639	3,880	15
Total	$2,290,083	$58,288	$5,226	$7,329	$1,484	$53,062	$81,922	$71,060	$719

 There were no Troubled Debt Restructurings ("TDR") during the three months ended March 31, 2012. The following is an analysis of loans classified as TDR during the three months ended March 31, 2011:

	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Real estate construction: One-to-four family residential
Residential construction	1	36	36
Total	1	$36	$36
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $9.5 million and $535 thousand of additional funds on loans classified as TDR as of March 31, 2012 and December 31, 2011, respectively. The TDR modifications or concessions are made to increase the likelihood these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured the same as impaired loans. For impaired loans, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the three months ended March 31, 2012.

5.	Allowance for Noncovered Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with the Contingencies topic of the FASB Accounting Standards Codification ("ASC").

2.	Classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with the Receivables topic of the FASB ASC.

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
We have used the same methodology for ALLL calculations during the three months ended March 31, 2012 and 2011. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.

The following table shows a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three months ended March 31, 2012 and 2011:

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Three months ended March 31, 2012
Commercial business
Secured	$24,745	$(2,354)	$614	$2,537	$25,542	$451	$25,091
Unsecured	689	(5)	44	58	786	141	645
Real estate:
One-to-four family residential	654	(116)	43	108	689	72	617
Commercial & multifamily residential
Commercial land	488	(305)	—	510	693	—	693
Income property multifamily	9,551	(2,008)	18	2,688	10,249	1,087	9,162
Owner occupied	9,606	(365)	53	(739)	8,555	16	8,539
Real estate construction:
One-to-four family residential
Land and acquisition	2,331	(204)	47	(503)	1,671	—	1,671
Residential construction	864	—	—	138	1,002	18	984
Commercial & multifamily residential
Income property multifamily	665	—	—	(442)	223	—	223
Owner occupied	35	—	—	9	44	—	44
Consumer	2,719	(1,093)	373	130	2,129	—	2,129
Unallocated	694	—	—	6	700	—	700
Total	$53,041	$(6,450)	$1,192	$4,500	$52,283	$1,785	$50,498
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Three months ended March 31, 2011
Commercial business
Secured	$21,811	$(3,287)	$96	$3,687	$22,307	$247	$22,060
Unsecured	738	(84)	9	(45)	618	73	545
Real estate:
One-to-four family residential	1,100	(448)	—	448	1,100	1	1,099
Commercial & multifamily residential
Commercial land	634	—	—	(79)	555	58	497
Income property multifamily	15,210	(365)	42	(2,591)	12,296	51	12,245
Owner occupied	9,692	—	31	689	10,412	—	10,412
Real estate construction:
One-to-four family residential
Land and acquisition	3,769	(768)	1,068	(773)	3,296	355	2,941
Residential construction	2,292	(659)	36	449	2,118	34	2,084
Commercial & multifamily residential
Income property multifamily	274	(487)	—	340	127	—	127
Owner occupied	70	—	—	(2)	68	—	68
Consumer	2,120	(925)	63	1,160	2,418	—	2,418
Unallocated	3,283	—	—	(3,283)	—	—	—
Total	$60,993	$(7,023)	$1,345	$—	$55,315	$819	$54,496

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Beginning balance	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	130	495
Ending balance	$1,665	$1,660
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans
	(dollars in thousands)
Commercial business
Secured	4.92	$1,028,402	4.89	$981,417
Unsecured	4.26	47,265	4.25	47,406
Real estate:
One-to-four family residential	4.76	58,876	4.81	64,063
Commercial & multifamily residential
Commercial land	5.11	45,380	5.22	50,681
Income property multifamily	4.00	558,570	4.94	533,993
Owner occupied	5.09	380,196	5.05	404,789
Real estate construction:
One-to-four family residential
Land and acquisition	6.29	23,384	6.43	25,201
Residential construction	5.80	24,480	5.94	23,931
Commercial & multifamily residential
Income property multifamily	5.06	19,235	5.49	20,877
Owner occupied	4.60	16,008	4.55	12,790
Consumer	4.22	170,022	4.24	183,223
Total recorded investment of noncovered loans		$2,371,818		$2,348,371

6.	Changes in Noncovered Other Real Estate Owned
The following table sets forth activity in noncovered OREO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$22,893	$30,991
Transfers in, net of write-downs ($118 and $91, respectively)	3,803	2,042
OREO improvements	11	251
Additional OREO write-downs	(1,722)	(1,910)
Proceeds from sale of OREO property	(7,829)	(5,372)
Gain (loss) on sale of OREO	(412)	79
Total noncovered OREO, end of period	$16,744	$26,081

7. Covered Assets and FDIC Loss-sharing Asset
Covered Assets
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. This clawback shall be in the amount of 50% of the excess, if any, of 20% of the stated threshold amounts, less the sum of 25% of the asset premium (discount), 20% or 25% of the cumulative loss-sharing payments (depending on the particular agreement), and the cumulative servicing amount. As of March 31, 2012, the net present value of the Bank’s estimated clawback liability is $3.6 million, which is included in other liabilities on the consolidated balance sheets.
The following is an analysis of our covered loans, net of related allowance for losses on covered loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Covered Loans	Weighted- Average Risk Rating	Allowance for Loan Losses	Covered Loans	Weighted- Average Risk Rating	Allowance for Loan Losses
	(dollars in thousands)
Commercial business	$175,623	6.00	$6,320	$195,737	6.05	$977
Real estate:
One-to-four family residential	74,733	5.35	2,947	79,328	5.32	678
Commercial and multifamily residential	299,202	5.57	6,840	311,308	5.65	2,683
Total real estate	373,935		9,787	390,636		3,361
Real estate construction:
One-to-four family residential	44,335	7.25	1,604	54,402	7.32	136
Commercial and multifamily residential	21,330	7.04	711	23,661	7.32	86
Total real estate construction	65,665		2,315	78,063		222
Consumer	51,661	4.71	2,082	56,877	4.84	384
Subtotal of covered loans	666,884		$20,504	721,313		$4,944
Less:
Valuation discount resulting from acquisition accounting	144,767			184,440
Allowance for loan losses	20,504			4,944
Covered loans, net of valuation discounts and allowance for loan losses	$501,613			$531,929
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
The following table shows the changes in accretable yield for acquired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$259,669	$256,572
Accretion	(27,658)	(21,303)
Disposals	(1,799)	(3,159)
Reclassifications from (to) nonaccretable difference	9,465	(14,759)
Balance at end of period	$239,677	$217,351
During the three months ended March 31, 2012, the Company recorded a provision expense for losses on covered loans of $15.7 million. Of this amount, $16.1 million was impairment expense calculated in accordance with ASC 310-30 and $400 thousand was a negative provision to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $15.7 million of provision expense for covered loans was partially offset through noninterest income by a $12.5 million increase in the FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$4,944	$6,055
Loans charged off	(562)	—
Recoveries	437	—
Provision charged to expense	15,685	(422)
Ending balance	$20,504	$5,633

The following table sets forth activity in covered OREO at carrying value for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Covered OREO:
Balance, beginning of period	$28,126	$14,443
Transfers in	2,468	3,425
Additional OREO write-downs	(1,505)	(15)
Proceeds from sale of OREO property	(8,025)	(6,959)
Gain on sale of OREO	3,366	2,633
Total covered OREO, end of period	$24,430	$13,527
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At March 31, 2012, the FDIC loss-sharing asset is comprised of a $135.6 million FDIC indemnification asset and a $23.5 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
For covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the quarterly re-measurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC. Consistent with the loss-sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured as 80% of the resulting impairment.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$175,071	$205,991
Adjustments not reflected in income
Cash received from the FDIC	(14,804)	—
FDIC reimbursable losses, net	462	1,836
Adjustments reflected in income
Amortization, net	(13,873)	(13,569)
Impairment	12,548	(338)
Sale of other real estate	(2,067)	(867)
Other	1,724	—
Balance at end of period	$159,061	$193,053

8.	Goodwill and Intangible Assets
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
The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Total goodwill	$115,554	$109,639
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	32,441	26,651
Accumulated amortization, beginning of period	(12,275)	(7,955)
Core deposit intangible, net, beginning of period	20,166	18,696
CDI current period amortization	(1,150)	(984)
Total core deposit intangible, end of period	19,016	17,712
Total goodwill and intangible assets, end of period	$134,570	$127,351
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2012 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2012	$3,295
2013	3,964
2014	3,397
2015	2,645
2016	2,184

9.	Shareholders’ Equity
On January 26, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.29 per share, both payable on February 22, 2012 to shareholders of record at the close of business February 8, 2012. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements. Subsequent to quarter end, on April 25, the Company declared a quarterly cash dividend of $0.08 per share and a special one-time cash dividend of $0.14 per share, payable on May 23, 2012 to shareholders of record at the close of business May 9, 2012.

10.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2012 and 2011 was $171.3 million and $160.3 million, respectively.
The following table presents the fair value of derivative instruments at March 31, 2012 and 2011:

	Asset Derivatives				Liability Derivatives
As of March 31,	2012		2011		2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$14,950	Other assets	$9,050	Other liabilities	$14,950	Other liabilities	$9,050

11.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at March 31, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$669,584	$—	$669,584	$—
State and municipal debt securities	283,552	—	283,552	—
U.S. government agency and government-sponsored enterprise securities	42,752	—	42,752	—
Other securities	3,325	—	3,325	—
Total securities available for sale	$999,213	$—	$999,213	$—
Other assets (Interest rate contracts)	$14,950	$—	$14,950	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,950	$—	$14,950	$—

	Fair value at December 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$695,954	$—	$695,954	$—
State and municipal debt securities	285,763	—	285,763	—
U.S. government agency and government-sponsored enterprise securities	43,063	—	43,063	—
Other securities	3,330	—	3,330	—
Total securities available for sale	$1,028,110	$—	$1,028,110	$—
Other assets (Interest rate contracts)	$16,302	$—	$16,302	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,302	$—	$16,302	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month period ended March 31, 2012.
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

Other real estate owned and Other personal property owned—OREO and OPPO are real and personal property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO and OPPO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and OPPO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings.
The following table sets forth the Company's assets that were measured using fair value estimates on a nonrecurring basis at March 31, 2012 and 2011.

	Fair value at March 31, 2012	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,416	$—	$—	$12,416	$2,881
Noncovered OREO	3,510	—	—	3,510	1,730
Covered OREO	1,917	—	—	1,917	767
Noncovered OPPO	2,334	—	—	2,334	1,950
	$20,177	$—	$—	$20,177	$7,328

	Fair value at March 31, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2011
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$31,712	$—	$—	$31,712	$4,908
Noncovered OREO	4,490	—	—	4,490	2,001
Covered OREO	31	—	—	31	14
Noncovered OPPO	2,420	—	—	2,420	185
	$38,653	$—	$—	$38,653	$7,108
The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on OREO and OPPO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent write-downs from updated appraisals that were charged to earnings.
Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during the first quarter of 2012, along with the valuation techniques used, are shown in the following table:

	Fair value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$12,416	Market comparable	Adjustment to Appraisal Value	0% - 37% (12%)
Noncovered OREO	3,510	Market comparable	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,917	Market comparable	Adjustment to Appraisal Value	0% - 23% (3%)
Noncovered OPPO	2,334	Market comparable	Adjustment to Appraisal Value	N/A (2)
(1) Discount to appraisal value.
(2) Quantitative disclosures are not provided for noncovered OREO and noncovered OPPO because there were no adjustments made to the appraisal value during the current period.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and due from banks and interest-earning deposits with banks—The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value that approximates carrying value (Level 1).
Securities available for sale—Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors (Level 2).
Federal Home Loan Bank stock—The fair value is based upon the par value of the stock which equates to its carrying value (Level 2).
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2012 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on March 31, 2012 (Level 3).
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset is estimated based on discounting the expected future cash flows using an estimated market rate (Level 3).
Interest rate contracts—Interest rate swap positions are valued in models, which use as their basis, readily observable market parameters (Level 2).
Deposits—For deposits with no contractual maturity, the fair value is equal to the carrying value (Level 1). The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and current market rates for deposits of similar remaining maturities (Level 2).
FHLB and FRB borrowings—The fair value of Federal Home Loan Bank of Seattle (the “FHLB”) advances and Federal Reserve Bank of San Francisco (the “FRB”) borrowings are estimated based on discounting the future cash flows using the market rate currently offered (Level 2).
Repurchase Agreements—The fair value of securities sold under agreement to repurchase is estimated based on discounting the future cash flows using the market rate currently offered (Level 2).
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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	March 31, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$93,904	$93,904	$93,904	$—	$—	$91,364	$91,364
Interest-earning deposits with banks	297,553	297,553	297,553	—	—	202,925	202,925
Securities available for sale	999,213	999,213	—	999,213	—	1,028,110	1,028,110
FHLB stock	22,215	22,215	—	22,215	—	22,215	22,215
Loans held for sale	2,066	2,066	—	—	2,066	2,148	2,148
Loans	2,821,148	2,929,332	—	—	2,929,332	2,827,259	2,957,345
FDIC loss-sharing asset	159,061	62,609	—	—	62,609	175,071	71,788
Interest rate contracts	14,950	14,950	—	14,950	—	16,302	16,302
Liabilities
Deposits	$3,865,445	$3,891,744	$3,328,620	$563,124	$—	$3,815,529	$3,817,013
FHLB Advances	114,715	114,941	—	114,941	—	119,009	119,849
Repurchase agreements	25,000	26,442	—	26,442	—	25,000	26,580
Interest rate contracts	14,950	14,950	—	14,950	—	16,302	16,302

12.	Earnings per Common Share
Basic Earnings per Share (“EPS”) is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock awards where recipients have satisfied the vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities, applying the treasury stock method. The Company calculates earnings per share using the two-class method as described in the Earnings per Share topic of the FASB ASC. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands except per share)
Basic EPS:
Net income	$8,902	$5,779
Less: Earnings allocated to participating securities	(132)	(53)
Earnings allocated to common shareholders	$8,770	$5,726
Weighted average common shares outstanding	39,195	39,043
Basic earnings per common share	$0.22	$0.15
Diluted EPS:
Earnings allocated to common shareholders	$8,770	$5,726
Weighted average common shares outstanding	39,195	39,043
Dilutive effect of equity awards and warrants	103	113
Weighted average diluted common shares outstanding	39,298	39,156
Diluted earnings per common share	$0.22	$0.15
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	46	54

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.
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

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk; and

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital.
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

CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses, business combinations, acquired impaired loans, FDIC loss sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Acquired Impaired Loans”, "FDIC Loss Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2011 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2011 Annual Report on Form 10-K.
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
Earnings Summary
The Company reported net income applicable to common shareholders for the first quarter of $8.9 million or $0.22 per diluted common share, compared to $5.8 million or $0.15 per diluted common share for the first quarter of 2011. The increase in net income from the prior year period was attributable to an increase in revenue (net interest income plus noninterest income), partially offset by increased provision for loan losses and an increase in noninterest expense. Return on average assets and return on average common equity were 0.75% and 4.70%, respectively, for the first quarter of 2012, compared with returns of 0.55% and 3.30%, respectively for the same period of 2011. Generally, the increase in earnings from the prior year period reflects the impact to earnings associated with certain of the Company's acquired loan portfolios from three Federal Deposit Insurance Corporation ("FDIC") assisted transactions completed in May and August 2011. A summary of those acquisitions as well as significant assets acquired and liabilities assumed is as follows:
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

The following table illustrates the significant impact to earnings associated with certain of the Company's acquired loan portfolios for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	( in thousands)
Incremental accretion income on acquired loans	$22,421	$26,406	$12,371
Change in FDIC-loss sharing asset	(1,668)	(17,448)	(14,774)
(Provision) recapture for losses on covered loans	(15,685)	3,960	422
FDIC clawback liability (expense) benefit	26	(362)	(1,700)
Pre-tax earnings impact of acquisition accounting	$5,094	$12,556	$(3,681)
Revenue (net interest income plus noninterest income) for the three months ended March 31, 2012 was $76.6 million, 70% more than the same period in 2011. The increase in revenue was primarily a result of increased net interest income arising from higher loan volumes and yields from assets acquired in three FDIC-assisted transactions completed in May and August 2011. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the first quarter of 2012 was $4.5 million for the noncovered loan portfolio and $15.7 million for the covered loan portfolio compared with no provision for the noncovered loan portfolio and a $422 thousand recapture of provision for the covered loan portfolio during the first quarter of 2011. The $15.7 million in provision for losses on covered loans in the current period was due to incremental loan losses incurred in the current period which were in excess of those expected from the re-measurement of cash flows during the fourth quarter of 2011.  These incremental loan losses reduced expected future cash flows and, when discounted at current yields, resulted in impairment. The $15.7 million in provision expense is partially off-set by a $12.6 million favorable adjustment to the change in FDIC loss-sharing asset.
The $4.5 million provision for the noncovered loan portfolio was driven by originated loan growth of approximately $75 million and the level of chargeoffs during the quarter. The Company believes that, at 2.20% of net noncovered loans, the allowance for loan and lease losses remains adequate at March 31, 2012. The allowance to net noncovered loans was 2.26% at year-end 2011 and 2.94% at March 31, 2011.
Total noninterest expense for the quarter ended March 31, 2012 was $44.3 million, a 19% increase from the first quarter of 2011. As described above, the increase was primarily due to the additional compensation, employee benefit and occupancy expenses related to the FDIC-assisted acquisitions completed during 2011. In addition, other noninterest expense increased $1.9 million from the prior year period. This increase is primarily the result of a $2.2 million expense in the current period associated with a write-down on one other personal property owned asset which arose from an updated appraisal.

Net Interest Income
Net interest income for the first quarter of 2012 was $67.1 million, an increase of 33% from $50.4 million for the same quarter in 2011. The Company's net interest margin increased to 6.67% in the first quarter of 2012, from 5.80% for the same quarter last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The incremental accretion income had a positive impact of approximately 218 bps on the first quarter's net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 138 bps on the net interest margin.
Incremental accretion income from acquired impaired loans increased $6.9 million from the prior year period. This increase was primarily due to increased volumes of acquired impaired loans acquired in FDIC-assisted transactions in May 2011. In addition, the discount accretion on loans acquired from the Bank of Whitman transaction in August 2011 increased net interest income by $3.1 million. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2011 Annual Report on Form 10-K.
The following table shows the impact to interest income and the related impact to the net interest margin resulting from accretion of income on certain acquired loan portfolios for the periods presented:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(dollars in thousands)
Interest income as recorded	$32,902	$38,721	$21,302
Less: Interest income at stated note rate	10,481	12,315	8,931
Incremental accretion income	$22,421	$26,406	$12,371
Incremental accretion income due to:
Acquired impaired loans	$19,320	$17,222	$12,371
Other acquired loans	3,101	9,184	—
Incremental accretion income	$22,421	$26,406	$12,371

Net interest margin	6.67%	7.14%	5.80%
Net interest margin excluding incremental accretion income	4.49%	4.68%	4.42%

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and in total net interest income and net interest margin:

	Three Months Ended March 31,			Three Months Ended March 31,
	2012			2011
	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1) (2)	$2,860,524	$61,970	8.71%	$2,388,076	$47,569	8.08%
Taxable securities	747,503	5,245	2.82%	526,817	4,417	3.40%
Tax exempt securities (2)	275,563	3,918	5.72%	240,543	3,828	6.45%
Interest-earning deposits with banks and federal funds sold	253,859	165	0.26%	477,227	298	0.25%
Total interest-earning assets	4,137,449	$71,298	6.93%	3,632,663	$56,112	6.26%
Other earning assets	74,924			52,709
Noninterest-earning assets	563,813			582,976
Total assets	$4,776,186			$4,268,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$589,573	$1,000	0.68%	$608,154	$1,447	0.96%
Savings accounts	291,554	23	0.03%	215,034	46	0.09%
Interest-bearing demand	747,242	231	0.12%	682,746	411	0.24%
Money market accounts	1,044,542	525	0.20%	923,887	1,175	0.52%
Total interest-bearing deposits	2,672,911	1,779	0.27%	2,429,821	3,079	0.51%
Federal Home Loan Bank and Federal Reserve Bank borrowings	117,095	750	2.58%	115,193	694	2.44%
Long-term obligations	—	—	—%	25,742	251	3.96%
Other borrowings	25,855	120	1.87%	26,077	138	2.15%
Total interest-bearing liabilities	2,815,861	$2,649	0.38%	2,596,833	$4,162	0.65%
Noninterest-bearing deposits	1,132,413			876,347
Other noninterest-bearing liabilities	66,226			84,886
Shareholders’ equity	761,686			710,282
Total liabilities & shareholders’ equity	$4,776,186			$4,268,348
Net interest income (2)		$68,649			$51,950
Net interest margin			6.67%			5.80%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $312 thousand and $224 thousand for the three months ended March 31, 2012 and 2011, respectively. The amortization of net unearned discounts on certain acquired loans was $3.1 million for the three months ended March 31, 2012. There was no amortization of net unearned discounts in the prior year period.

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

	Three Months Ended March 31, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (1)(2)	$9,983	$4,418	$14,401
Taxable securities	1,634	(806)	828
Tax exempt securities (2)	523	(433)	90
Interest earning deposits with banks and federal funds sold	(145)	12	(133)
Interest income (2)	$11,995	$3,191	$15,186
Interest Expense
Deposits:
Certificates of deposit	$(43)	$(404)	$(447)
Savings accounts	12	(35)	(23)
Interest-bearing demand	36	(216)	(180)
Money market accounts	137	(787)	(650)
Total interest on deposits	142	(1,442)	(1,300)
FHLB and Federal Reserve Bank borrowings	12	44	56
Long-term obligations	(500)	249	(251)
Other borrowings	(1)	(17)	(18)
Interest expense	$(347)	$(1,166)	$(1,513)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $312 thousand and $224 thousand for the three months ended March 31, 2012 and 2011, respectively. The amortization of net unearned discounts on certain acquired loans was $3.1 million for the three months ended March 31, 2012. There was no amortization of net unearned discounts in the prior year period.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the first quarter of 2012 was $4.5 million for the noncovered loan portfolio and $15.7 million for the covered loan portfolio compared with no provision for the noncovered loan portfolio and a $422 thousand provision recapture for the covered loan portfolio during the first quarter of 2011. Provision expense on covered loans is principally offset by a change in the FDIC-loss sharing asset. The $15.7 million in provision for losses on covered loans in the current period was due to incremental loan losses incurred in the current period which were in excess of those expected from the re-measurement of cash flows during the fourth quarter of 2011.  These incremental loan losses reduced expected future cash flows and, when discounted at current yields, resulted in impairment. The $15.7 million in provision expense is partially off-set by a $12.6 million favorable adjustment to the change in FDIC loss-sharing asset.

The $4.5 million provision for the noncovered loan portfolio was driven by originated loan growth of approximately $75 million and the level of chargeoffs during the quarter. Net noncovered loan charge-offs for the current quarter were $5.3 million compared to $5.7 million for the first quarter of 2011. Loans in the noncovered commercial and multi-family residential real estate permanent portfolio accounted for 50% of the first quarter 2012 net noncovered charge-offs, while loans in the noncovered commercial business portfolio accounted for 32% of the first quarter 2012 net noncovered charge-offs compared to 5% and 58%, respectively, in 2011. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Company’s consolidated financial statements presented elsewhere in this report and was based upon improving credit metrics in the noncovered loan portfolio.
Noninterest Income (Loss)
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$7,177	$6,288	$889	14%
Merchant services fees	2,018	1,633	385	24%
Gain on sale of investment securities, net	62	—	62	100%
Bank owned life insurance	711	505	206	41%
Change in FDIC-loss sharing asset	(1,668)	(14,774)	13,106	(89)%
Other	1,274	929	345	37%
Total noninterest income (loss)	$9,574	$(5,419)	$14,993	(277)%
Noninterest income was $9.6 million for the first quarter of 2012, compared to a $5.4 million loss for the same period in 2011. The increase was primarily due to the $1.7 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current quarter, compared to a $14.8 million reduction to income during the same period in 2011.
Changes in the FDIC loss-sharing asset are primarily driven by amortization of the FDIC loss-sharing asset and the provision recorded for reimbursable losses on FDIC covered loans. For the first three months of 2012, the $13.9 million of amortization of the FDIC loss-sharing asset was nearly offset by a $12.5 million increase in the FDIC loss-sharing related to the provision expense recorded for reimbursable losses on FDIC covered loans. For the same period in 2011, the $13.6 million of amortization of the FDIC loss-sharing asset was combined with a $338 thousand decrease of the FDIC loss-sharing asset related to a provision recapture of reimbursable losses on FDIC covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 7 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
Noninterest Expense
Total noninterest expense for the first quarter of 2012 was $44.4 million, an increase of 19% from $37.3 million a year earlier. The increase was attributable to the operating expenses of the three FDIC-assisted bank acquisitions since May 2011. The most significant increases were in compensation and benefits, occupancy expense, and other noninterest expense. Compensation and employee benefits increased $3.1 million, and the occupancy expense increased $936 thousand as a result of the addition of 17 branch locations acquired in the three FDIC-assisted acquisitions. Other noninterest expense increased $1.9 million, substantially due to $2.2 million in write-downs of other personal property owned "OPPO". These increases were partially offset by a $1.3 million decrease in regulatory premiums due to a decrease in the assessment rate utilized in calculating premiums due.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Compensation	$18,041	$15,587	$2,454	16%
Employee benefits	3,588	3,269	319	10%
Contract labor	366	65	301	463%
	21,995	18,921	3,074	16%
All other noninterest expense:
Occupancy	5,333	4,397	936	21%
Merchant processing	873	883	(10)	(1)%
Advertising and promotion	882	901	(19)	(2)%
Data processing and communications	2,213	1,924	289	15%
Legal and professional services	1,609	1,413	196	14%
Taxes, license and fees	1,355	865	490	57%
Regulatory premiums	860	2,195	(1,335)	(61)%
Net cost of operation of noncovered other real estate owned	2,693	2,118	575	27%
Net benefit of operation of covered other real estate owned	(1,783)	(2,560)	777	(30)%
Amortization of intangibles	1,150	984	166	17%
Other	7,172	5,305	1,867	35%
Total all other noninterest expense	22,357	18,425	3,932	21%
Total noninterest expense	$44,352	$37,346	$7,006	19%
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended March 31,		Increase (Decrease) Amount
	2012	2011
	(in thousands)
Postage	$442	$529	$(87)
Software support & maintenance	376	310	66
Supplies	302	267	35
Insurance	271	222	49
ATM Network	308	222	86
Travel	294	215	79
Employee expenses	219	171	48
Sponsorships and charitable contributions	163	130	33
Directors fees	117	115	2
Federal Reserve Bank processing fees	75	79	(4)
CRA partnership investment expense	71	54	17
Investor relations	28	25	3
Other personal property owned	2,156	—	2,156
Miscellaneous	2,350	2,966	(616)
Total other noninterest expense	$7,172	$5,305	$1,867

In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate and FDIC clawback liability expense, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 71.48% for the first quarter of 2012 compared to 73.33% for the first quarter 2011.
Income Taxes
We recorded an income tax provision of $3.2 million for the first quarter of 2012, compared to a provision of $2.3 million for the same period in 2011. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2011.
FINANCIAL CONDITION
Total assets increased $29.5 million or 0.6%, to $4.82 billion as of March 31, 2012, compared to $4.79 billion as of December 31, 2011.
Investment Securities
At March 31, 2012, the Company held investment securities totaling $999.2 million compared to $1.03 billion at December 31, 2011. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $49.7 million in maturities of securities in the portfolio, partially offset by $30.2 million in purchases. These securities are used by the Company as a component of its balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
At March 31, 2012, the market value of securities available for sale had an unrealized gain, net of tax, of $37.9 million compared to an unrealized gain, net of tax, of $40.6 million at December 31, 2011. The decrease in the unrealized gain was the result of the fluctuations in interest rates. The Company does carry $189.1 million of investment securities with unrealized losses of $1.5 million; however, the Company does not consider these investment securities to be other-than-temporarily impaired. In the future, if the impairment is judged to be other-than-temporary, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss.
The Company continues to carry one municipal bond with a par value of $3.0 million that was determined to be other-than-temporarily impaired during December 2011. The bond was issued by the Greater Wenatchee Regional Events Center Public Facilities District. At year-end 2011, the present value of expected future cash flows for that obligation was determined to be zero and, accordingly, the Company recorded a $3.0 million impairment charge to earnings during the fourth quarter of 2011. Subsequent to quarter-end, in April 2012, voters in the districts that comprise the Public Facilities District approved a 0.1 percent sales tax increase. That increase, plus a 0.2 percent sales tax increase in the city of Wenatchee, is expected to facilitate full repayment of the municipal obligation in approximately six to eight months. Any such repayment will be recorded upon receipt to earnings.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$669,584	$695,954
State and municipal securities	283,552	285,763
U.S. government and government-sponsored enterprise securities	42,752	43,063
Other securities	3,325	3,330
Total	$999,213	$1,028,110
For further information on our investment portfolio see Note 3 of the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.

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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2012	% of Total	December 31, 2011	% of Total
	(dollars in thousands)
Commercial business	$1,079,356	45.5%	$1,031,721	41.5%
Real estate:
One-to-four family residential	58,843	2.5%	64,491	2.6%
Commercial and multifamily residential	992,403	41.8%	998,165	41.5%
Total real estate	1,051,246	44.3%	1,062,656	44.1%
Real estate construction:
One-to-four family residential	48,559	2.0%	50,208	3.5%
Commercial and multifamily residential	35,567	1.5%	36,768	1.6%
Total real estate construction	84,126	3.5%	86,976	5.1%
Consumer	169,955	7.2%	183,235	9.5%
Subtotal	2,384,683	100.5%	2,364,588	100.2%
Less: Net unearned income	(12,865)	(0.5)%	(16,217)	(0.2)%
Total noncovered loans, net of unearned income	2,371,818	100.0%	2,348,371	100.0%
Less: Allowance for loan and lease losses	(52,283)		(53,041)
Noncovered loans, net	2,319,535		2,295,330
Covered loans, net of allowance of ($20,504) and ($4,944), respectively	501,613		531,929
Total loans, net	$2,821,148		$2,827,259
Loans Held for Sale	$2,066		$2,148

Total noncovered loans increased $20.1 million, or 0.8%, from year-end 2011. Growth was centered in the commercial business loan segment which increased $47.6 million. Growth in this segment was broad-based led by agriculture and fishing, healthcare, wholesalers and manufacturing. The growth in business loans was offset by contraction in the other portfolio segments, notably the consumer portfolio segment which declined $13.2 million. Most of this decline was in home equity loans. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.
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
For additional information on our noncovered loan portfolio, including amounts pledged as collateral on borrowings, see Note 4 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
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

The following table is a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the three months ended March 31, 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Established through acquisitions	—	—	—	—
Principal reductions	(37,273)	—	—	(37,273)
Accretion of loan discount	—	—	27,658	27,658
Changes in contractual and expected cash flows due to re-measurement	(23,891)	17,363	(9,465)	(15,993)
Reduction due to removals	(5,217)	860	1,799	(2,558)
Balance at March 31, 2012	$769,175	$(73,094)	$(239,677)	$456,404
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
Covered loans: We consider covered loans to be performing due to the application of the yield accretion method under ASC Topic 310-30. Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. Any credit deterioration experienced subsequent to the initial acquisition will result in a provision for loan losses being charged to earnings. These provisions will be mostly offset by an increase to the FDIC loss-sharing asset and will be recognized in noninterest income.
The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	March 31, 2012	December 31, 2011
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$14,791	$10,243
Real estate:
One-to-four family residential	2,624	2,696
Commercial and multifamily residential	24,872	19,485
Total real estate	27,496	22,181
Real estate construction:
One-to-four family residential	8,793	10,785
Commercial and multifamily residential	5,023	7,067
Total real estate construction	13,816	17,852
Consumer	1,449	3,207
Total nonaccrual loans	57,552	53,483
Noncovered other real estate owned and other personal property owned	21,571	31,905
Total nonperforming noncovered assets	$79,123	$85,388

At March 31, 2012, nonperforming noncovered assets were $79.1 million, compared to $85.4 million at December 31, 2011. The percent of nonperforming, noncovered assets to period-end noncovered assets at March 31, 2012 was 1.84% compared to 2.02% for December 31, 2011. Nonperforming noncovered assets decreased $6.3 million during the three months ended March 31, 2012, primarily due to declines in noncovered OREO and noncovered OPPO.
Other Real Estate Owned: During the three months ended March 31, 2012, noncovered OREO declined $6.1 million. The following table sets forth activity in noncovered OREO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$22,893	$30,991
Transfers in, net of write-downs ($118 and $91, respectively)	3,803	2,042
OREO improvements	11	251
Additional OREO write-downs	(1,722)	(1,910)
Proceeds from sale of OREO property	(7,829)	(5,372)
Gain (loss) on sale of OREO	(412)	79
Total noncovered OREO, end of period	$16,744	$26,081
Other Personal Property Owned: During the three months ended March 31, 2012, noncovered OPPO declined $4.2 million as a result of $2.0 million of OPPO sales and $2.2 million in write-downs recorded as expense in the consolidated statements of income.
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

In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 7 to the Consolidated Financial Statements presented elsewhere in this report.
At March 31, 2012, our allowance for loan and lease losses for noncovered loans was $52.3 million, or 2.20% of total noncovered loans (excluding loans held for sale) and 90.84% of nonperforming, noncovered loans. This compares with an allowance of $53.0 million, or 2.26% of the total loan portfolio (excluding loans held for sale), and 99.17% of nonperforming, noncovered loans at December 31, 2011.
The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$53,041	$60,993
Charge-offs:
Commercial business	(2,359)	(3,928)
One-to-four family residential	(116)	(102)
Commercial and multifamily residential	(2,678)	(365)
One-to-four family residential construction	(204)	(1,216)
Commercial and multifamily residential construction	—	(487)
Consumer	(1,093)	(925)
Total charge-offs	(6,450)	(7,023)
Recoveries
Commercial business	658	105
One-to-four family residential	43	—
Commercial and multifamily residential	71	73
One-to-four family residential construction	47	1,104
Consumer	373	63
Total recoveries	1,192	1,345
Net charge-offs	(5,258)	(5,678)
Provision charged to expense	4,500	—
Ending balance	$52,283	$55,315
Total noncovered loans, net at end of period, excluding loans held of sale (1)	$2,371,818	$1,884,206
Allowance for loan and lease losses to period-end noncovered loans	2.20%	2.94%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	130	495
Ending balance	$1,665	$1,660
______________________________
 (1) Excludes loans held for sale.

FDIC Loss-sharing Asset
The Company has elected to account for amounts receivable under loss-sharing agreements with the FDIC as an indemnification asset in accordance with the Business Combinations topic of the FASB ASC. The FDIC indemnification asset is initially recorded at fair value, based on the discounted expected future cash flows under the loss-sharing agreements.
Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered loans. Any decrease in expected cash flows from the covered assets due to an increase in expected credit losses will increase the FDIC indemnification asset and any increase in expected future cash flows from the covered assets due to a decrease in expected credit losses will decrease the FDIC indemnification asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
At March 31, 2012, the FDIC loss-sharing asset was $159.1 million which was comprised of a $135.6 million FDIC indemnification asset and a $23.5 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$175,071	$205,991
Adjustments not reflected in income
Cash received from the FDIC	(14,804)	—
FDIC reimbursable losses, net	462	1,836
Adjustments reflected in income
Amortization, net	(13,873)	(13,569)
Impairment	12,548	(338)
Sale of other real estate	(2,067)	(867)
Other	1,724	—
Balance at end of period	$159,061	$193,053

For additional information on the FDIC loss-sharing asset, please see Note 7 to the Consolidated Financial Statements presented elsewhere in this report.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $81.2 million, or approximately 2%, since year-end 2011 while certificates of deposit greater than $100,000 decreased $14.8 million, or approximately 6%, to $247.9 million from year-end 2011.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. At March 31, 2012 brokered and other wholesale deposits (excluding public deposits) totaled $25.7 million, or 1% of total deposits, compared to $42.1 million at year-end 2011. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(in thousands)
Core deposits:
Demand and other non-interest bearing	$1,159,308	30.0%	$1,156,610	30.3%	$892,751	26.8%
Interest bearing demand	794,157	20.5%	735,340	19.3%	695,858	20.9%
Money market	1,053,120	27.2%	1,031,664	27.0%	935,236	28.0%
Savings	296,138	7.7%	283,416	7.4%	219,777	6.6%
Certificates of deposit less than $100,000	288,939	7.5%	303,405	8.0%	284,276	8.5%
Total core deposits	3,591,662	92.9%	3,510,435	92.0%	3,027,898	90.8%
Certificates of deposit greater than $100,000	247,886	6.4%	262,731	6.9%	257,425	7.7%
Certificates of deposit insured by CDARS®	25,672	0.7%	42,080	1.1%	50,375	1.5%
Subtotal	3,865,220	100.0%	3,815,246	100.0%	3,335,698	100.0%
Premium resulting from acquisition date fair value adjustment	225		283		515
Total deposits	$3,865,445		$3,815,529		$3,336,213
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At March 31, 2012, we had FHLB advances of $113.9 million, before acquisition date fair value adjustments, compared to $118.1 million at December 31, 2011.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2012 and December 31, 2011 we had repurchase agreements of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2012, we had commitments to extend credit of $711.6 million compared to $709.9 million at December 31, 2011.
Capital Resources
Shareholders’ equity at March 31, 2012 was $752.7 million, down from $759.3 million at December 31, 2011. Shareholders’ equity was 15.6% and 15.9% of total period-end assets at March 31, 2012 and December 31, 2011, respectively.
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
The Company and its subsidiary qualify as “well-capitalized” at March 31, 2012 and December 31, 2011.

	Company		Columbia Bank		Requirements
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	21.10%	21.05%	18.76%	18.55%	8.00%	10.00%
Tier 1 risk-based capital ratio	19.83%	19.79%	17.50%	17.29%	4.00%	6.00%
Leverage ratio	12.81%	12.96%	11.45%	11.45%	4.00%	5.00%
Stock Repurchase Program
In October 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. This newly authorized repurchase program supersedes and replaces the prior stock repurchase program adopted in February 2002. No shares were repurchased under the stock repurchase program during the first three months of 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2012, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2011. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

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
Our management of capital could adversely affect profitability measures, the market price of our common stock, and dilute the holders of our outstanding common stock.
Our capital ratios are significantly higher than historical levels. Until we bring our capital closer to historical ratios, shareholder returns are potentially adversely impacted through earnings per share and return on equity. We may lower our capital ratios through either selective acquisitions that meet our disciplined criteria, organic loan growth, investment in securities, or a combination of all three. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently a party to any purchase or merger agreement. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us.
Conversely, there may be circumstances under which it would be prudent to consider alternatives for raising capital to take advantage of significant acquisition opportunities or in response to changing economic conditions. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside our control, and our financial performance. Any capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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
Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of December 31, 2011, we recognized one municipal bond as being other-than-temporarily impaired. For further information regarding this other-than-temporarily impaired security see Note 4 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2011. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2012 we had stock in the FHLB totaling $22.2 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of March 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 7, 2012	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2012	By	/s/ GARY R. SCHMINKEY
Gary R. Schminkey
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Furnished herewith