Form 10-Q
period 2012-06-30
COLUMBIA BANKING SYSTEM INC
filed 2012-08-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 31, 2012 was 39,669,290.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2012	December 31, 2011
ASSETS			(in thousands)
Cash and due from banks			$98,940	$91,364
Interest-earning deposits with banks			270,873	202,925
Total cash and cash equivalents			369,813	294,289
Securities available for sale at fair value (amortized cost of $956,636 and $987,560, respectively)			997,763	1,028,110
Federal Home Loan Bank stock at cost			22,215	22,215
Loans held for sale			2,088	2,148
Loans, excluding covered loans, net of unearned income of ($11,666) and ($16,217), respectively			2,436,961	2,348,371
Less: allowance for loan and lease losses			52,196	53,041
Loans, excluding covered loans, net			2,384,765	2,295,330
Covered loans, net of allowance for loan losses of ($31,784) and ($4,944), respectively			462,994	531,929
Total loans, net			2,847,759	2,827,259
FDIC loss-sharing asset			140,003	175,071
Interest receivable			15,560	15,287
Premises and equipment, net			116,400	107,899
Other real estate owned ($19,079 and $28,126 covered by FDIC loss-share, respectively)			33,004	51,019
Goodwill			115,554	115,554
Core deposit intangible, net			17,896	20,166
Other assets			111,358	126,928
Total assets			$4,789,413	$4,785,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,159,462	$1,156,610
Interest-bearing			2,671,355	2,658,919
Total deposits			3,830,817	3,815,529
Federal Home Loan Bank advances			113,145	119,009
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			61,739	67,069
Total liabilities			4,030,701	4,026,607
Commitments and contingent liabilities
Shareholders’ equity:
	June 30, 2012	December 31, 2011
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,655	39,506	580,358	579,136
Retained earnings			152,519	155,069
Accumulated other comprehensive income			25,835	25,133
Total shareholders’ equity			758,712	759,338
Total liabilities and shareholders’ equity			$4,789,413	$4,785,945
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)
Interest Income
Loans	$54,498	$44,362	$116,275	$91,791
Taxable securities	4,951	6,247	10,196	10,664
Tax-exempt securities	2,495	2,516	5,020	4,983
Federal funds sold and deposits in banks	170	184	335	482
Total interest income	62,114	53,309	131,826	107,920
Interest Expense
Deposits	1,561	2,848	3,340	5,927
Federal Home Loan Bank advances	734	714	1,484	1,408
Long-term obligations	—	253	—	504
Other borrowings	118	119	238	257
Total interest expense	2,413	3,934	5,062	8,096
Net Interest Income	59,701	49,375	126,764	99,824
Provision for loan and lease losses	3,750	2,150	8,250	2,150
Provision for losses on covered loans	11,688	2,301	27,373	1,879
Net interest income after provision for loan and lease losses	44,263	44,924	91,141	95,795
Noninterest Income (Loss)
Service charges and other fees	7,436	6,467	14,613	12,755
Merchant services fees	2,095	1,808	4,113	3,441
Gain on sale of investment securities, net	—	—	62	—
Bank owned life insurance	719	528	1,430	1,033
Change in FDIC loss-sharing asset	(168)	(6,419)	(1,836)	(21,193)
Other	1,746	1,158	3,020	2,087
Total noninterest income (loss)	11,828	3,542	21,402	(1,877)
Noninterest Expense
Compensation and employee benefits	20,966	19,459	42,961	38,380
Occupancy	5,091	4,388	10,424	8,785
Merchant processing	930	905	1,803	1,788
Advertising and promotion	1,119	1,012	2,001	1,913
Data processing and communications	2,551	1,913	4,764	3,837
Legal and professional fees	1,829	1,498	3,438	2,911
Taxes, licenses and fees	1,115	907	2,470	1,772
Regulatory premiums	925	1,279	1,785	2,979
Net cost (benefit) of operation of other real estate owned	(377)	214	533	(228)
Amortization of intangibles	1,119	955	2,269	1,939
FDIC clawback liability (recovery)	(208)	448	(234)	2,148
Other	4,765	4,186	11,963	8,286
Total noninterest expense	39,825	37,164	84,177	74,510
Income before income taxes	16,266	11,302	28,366	19,408
Income tax provision	4,367	2,670	7,565	4,997
Net Income	$11,899	$8,632	$20,801	$14,411
Earnings per common share
Basic	$0.30	$0.22	$0.52	$0.37
Diluted	$0.30	$0.22	$0.52	$0.36
Dividends paid per common share	$0.22	$0.05	$0.59	$0.08
Weighted average number of common shares outstanding	39,260	39,107	39,228	39,073
Weighted average number of diluted common shares outstanding	39,308	39,166	39,306	39,159

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
	(in thousands)
Net income as reported	$11,899	$8,632
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($840) and ($3,641)	2,370	6,467
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($17) and ($8)	3	14
Total comprehensive income	$14,272	$15,113

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Net income as reported	$20,801	$14,411
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of $87 and ($4,925)	725	8,780
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $23 and $0	(39)	—
Net unrealized gain from securities, net of reclassification adjustment	686	8,780
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0 and $79	—	(143)
Net change in cash flow hedging instruments	—	(143)
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $154	—	(261)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($24) and ($16)	16	28
Pension plan liability adjustment, net	16	(233)
Total comprehensive income	$21,503	$22,815

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2011	39,338	$576,905	$117,692	$12,281	$706,878
Net income	—	—	14,411	—	14,411
Other comprehensive income	—	—	—	8,404	8,404
Issuance of common stock - stock option and other plans	25	410	—	—	410
Issuance of common stock - restricted stock awards, net of canceled awards	114	763	—	—	763
Purchase and retirement of common stock	(2)	(32)	—	—	(32)
Cash dividends paid on common stock	—	—	(3,154)	—	(3,154)
Balance at June 30, 2011	39,475	$578,046	$128,949	$20,685	$727,680
Balance at January 1, 2012	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	20,801	—	20,801
Other comprehensive income	—	—	—	702	702
Issuance of common stock - stock option and other plans	19	314	—	—	314
Issuance of common stock - restricted stock awards, net of canceled awards	130	908	—	—	908
Cash dividends paid on common stock	—	—	(23,351)	—	(23,351)
Balance at June 30, 2012	39,655	$580,358	$152,519	$25,835	$758,712

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended June 30,
	2012	2011 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income	$20,801	$14,411
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	35,623	4,029
Stock-based compensation expense	908	763
Depreciation, amortization and accretion	30,478	28,529
Net realized gain on sale of securities	(62)	—
Net realized gain on sale of other assets	(41)	(3)
Net realized gain on sale of other real estate owned	(6,277)	(5,455)
Gain on termination of cash flow hedging instruments	—	(222)
Write-down on other real estate owned	5,812	4,559
Net change in:
Loans held for sale	60	99
Interest receivable	(273)	(1,940)
Interest payable	(275)	(1)
Other assets	(7,424)	(203)
Other liabilities	(4,945)	(2,045)
Net cash provided by operating activities	74,385	42,521
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(63,362)	(27,829)
Purchases of:
Securities available for sale	(87,346)	(269,966)
Premises and equipment	(11,630)	(2,388)
Proceeds from:
FDIC reimbursement on loss-sharing asset	34,313	44,892
Sales of securities available for sale	3,845	—
Principal repayments and maturities of securities available for sale	108,517	60,247
Disposal of premises and equipment	9	20
Sales of covered other real estate owned	18,381	11,081
Sales of other real estate and other personal property owned	11,899	7,874
Capital improvements on other real estate properties	(11)	(468)
Decrease in Small Business Administration secured borrowings	—	(642)
Net cash acquired in business combinations	—	39,010
Net cash provided by (used in) investing activities	14,615	(138,169)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	15,288	(134,906)
Proceeds from:
Federal Home Loan Bank advances	—	100
Federal Reserve Bank borrowings	—	100
Exercise of stock options	314	410
Payment for:
Repayment of Federal Home Loan Bank advances	(5,727)	(11,401)
Repayment of Federal Reserve Bank borrowings	—	(100)
Common stock dividends	(23,351)	(3,154)
Purchase and retirement of common stock	—	(32)
Net cash used in financing activities	(13,476)	(148,983)
Increase (Decrease) in cash and cash equivalents	75,524	(244,631)
Cash and cash equivalents at beginning of period	294,289	514,130
Cash and cash equivalents at end of period	$369,813	$269,499
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$5,337	$8,097
Cash paid for income tax	$—	$—
Non-cash investing activities
Assets acquired in FDIC-assisted acquisitions (excluding cash and cash equivalents)	$—	$257,104
Liabilities assumed in FDIC-assisted acquisitions	$—	$296,114
Loans transferred to other real estate owned	$11,789	$8,240
_______________
(1) Reclassified to conform to the current period’s presentation.
See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results to be anticipated for the year ending December 31, 2012. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2011 Annual Report on Form 10-K. Other than as discussed below, there have not been any changes in our significant accounting policies compared to those contained in our 2011 Form 10-K disclosure for the year ended December 31, 2011.

2.	Accounting Pronouncements Recently Issued
In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) (Topic 820). ASU 2011-04 developed common requirements between GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements. The Company adopted this ASU during the first quarter of 2012 with no impact on the Company's financial condition or results of operations.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$601,460	$20,484	$(666)	$621,278
State and municipal securities	258,774	20,231	(198)	278,807
U.S. government agency and government-sponsored enterprise securities	93,092	1,211	(9)	94,294
Other securities	3,310	105	(31)	3,384
Total	$956,636	$42,031	$(904)	$997,763
December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$678,631	$19,323	$(2,000)	$695,954
State and municipal securities	263,075	22,746	(58)	285,763
U.S. government agency and government-sponsored enterprise securities	42,558	505	—	43,063
Other securities	3,296	64	(30)	3,330
Total	$987,560	$42,638	$(2,088)	$1,028,110

The scheduled contractual maturities of investment securities available for sale at June 30, 2012 are presented as follows:

	June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$18,270	$18,553
Due after one year through five years	139,044	142,225
Due after five years through ten years	169,482	178,051
Due after ten years	626,530	655,550
Other securities with no stated maturity	3,310	3,384
Total investment securities available-for-sale	$956,636	$997,763
The following table summarizes, as of June 30, 2012, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
To Washington and Oregon State to secure public deposits	$266,499
To Federal Home Loan Bank to secure advances	80,890
To Federal Reserve Bank to secure borrowings	51,454
Other securities pledged	49,014
Total securities pledged as collateral	$447,857
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$85,516	$(664)	$66	$(2)	$85,582	(666)
State and municipal securities	9,173	(198)	—	—	9,173	(198)
U.S. government agency and government-sponsored enterprise securities	24,870	(9)	—	—	24,870	(9)
Other securities	—	—	969	(31)	969	(31)
Total	$119,559	$(871)	$1,035	$(33)	$120,594	$(904)

December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$238,875	$(1,999)	$196	$(1)	$239,071	$(2,000)
State and municipal securities	3,820	(24)	950	(34)	4,770	(58)
Other securities	—	—	970	(30)	970	(30)
Total	$242,695	$(2,023)	$2,116	$(65)	$244,811	$(2,088)

At June 30, 2012, there were 23 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which five were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.
At June 30, 2012, there were nine state and municipal government securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2012, none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.
At June 30, 2012, there were two U.S. government agency and government-sponsored enterprise security in an unrealized loss position for less than 12 months. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.
At June 30, 2012, there was one other security, a mortgage-backed securities fund in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.
Securities Deemed to be Other-Than-Temporarily Impaired
During 2011, the Company determined that one of its state and municipal securities with a par amount of $3.0 million was other-than-temporarily impaired due to it maturing during the period without repaying the principal amount. In accordance with ASC 320-10-35, the Company determined that the entire amount of the other-than-temporary impairment was credit-related as the present value of the expected future cash flows for the defaulted security was zero. The credit-related other-than-temporary impairment of $3.0 million was recorded in the consolidated statements of income for the year ended December 31, 2011. The Company continues to hold this security at June 30, 2012.

4.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-sharing agreements.

The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	June 30, 2012	December 31, 2011
	(in thousands)
Noncovered loans:
Commercial business	$1,111,440	$1,031,721
Real estate:
One-to-four family residential	55,883	64,491
Commercial and multifamily residential	1,017,736	998,165
Total real estate	1,073,619	1,062,656
Real estate construction:
One-to-four family residential	47,417	50,208
Commercial and multifamily residential	48,765	36,768
Total real estate construction	96,182	86,976
Consumer	167,387	183,235
Less: Net unearned income	(11,667)	(16,217)
Total noncovered loans, net of unearned income	2,436,961	2,348,371
Less: Allowance for loan and lease losses	(52,196)	(53,041)
Total noncovered loans, net	$2,384,765	$2,295,330
Loans held for sale	$2,088	$2,148
At June 30, 2012 and December 31, 2011, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $12.7 million and $9.0 million at June 30, 2012 and December 31, 2011, respectively. During the first six months of 2012, advances on related party loans were $6.0 million and repayments totaled $2.3 million.
At June 30, 2012 and December 31, 2011, $429.4 million and $462.0 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings.
The following is an analysis of noncovered, nonaccrual loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business
Secured	$12,839	$22,511	$10,124	$16,820
Unsecured	213	213	119	719
Real estate:
One-to-four family residential	2,244	3,070	2,696	3,011
Commercial & multifamily residential
Commercial land	3,444	7,291	3,739	7,230
Income property multifamily	10,753	15,958	6,775	9,265
Owner occupied	9,105	12,507	8,971	10,932
Real estate construction:
One-to-four family residential
Land and acquisition	3,552	7,351	7,799	16,703
Residential construction	1,671	3,801	2,986	5,316
Commercial & multifamily residential
Income property multifamily	3,754	9,057	7,067	14,912
Consumer	1,890	2,268	3,207	3,960
Total	$49,465	$84,027	$53,483	$88,868

 The following is an analysis of the recorded investment of the aged loan portfolio as of June 30, 2012 and December 31, 2011:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
	(in thousands)
June 30, 2012
Commercial business
Secured	$1,044,846	$4,025	$1,153	$—	$5,178	$12,839	$1,062,863
Unsecured	44,391	476	193	—	669	213	45,273
Real estate:
One-to-four family residential	52,968	796	7	—	803	2,244	56,015
Commercial & multifamily residential
Commercial land	41,263	179	—	—	179	3,444	44,886
Income property multifamily	568,724	243	309	—	552	10,753	580,029
Owner occupied	372,946	2,920	—	—	2,920	9,105	384,971
Real estate construction:
One-to-four family residential
Land and acquisition	17,004	—	—	—	—	3,552	20,556
Residential construction	24,553	—	—	—	—	1,671	26,224
Commercial & multifamily residential
Income property multifamily	22,814	—	—	—	—	3,754	26,568
Owner occupied	22,122	—	—	—	—	—	22,122
Consumer	164,426	860	278	—	1,138	1,890	167,454
Total	$2,376,057	$9,499	$1,940	$—	$11,439	$49,465	$2,436,961

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
	(in thousands)
December 31, 2011
Commercial business
Secured	$966,563	$1,741	$2,989	$—	$4,730	$10,124	$981,417
Unsecured	46,880	407	—	—	407	119	47,406
Real estate:
One-to-four family residential	60,764	603	—	—	603	2,696	64,063
Commercial & multifamily residential
Commercial land	46,161	781	—	—	781	3,739	50,681
Income property multifamily	524,225	2,872	121	—	2,993	6,775	533,993
Owner occupied	394,691	829	298	—	1,127	8,971	404,789
Real estate construction:
One-to-four family residential
Land and acquisition	17,249	153	—	—	153	7,799	25,201
Residential construction	19,555	1,390	—	—	1,390	2,986	23,931
Commercial & multifamily residential
Income property multifamily	13,810	—	—	—	—	7,067	20,877
Owner occupied	12,790	—	—	—	—	—	12,790
Consumer	179,753	141	122	—	263	3,207	183,223
Total	$2,282,441	$8,917	$3,530	$—	$12,447	$53,483	$2,348,371

The following is an analysis of impaired loans as of June 30, 2012 and December 31, 2011:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(in thousands)
June 30, 2012
Commercial business
Secured	$1,050,734	$12,129	$5,681	$7,278	$3,528	$6,448	$13,770
Unsecured	45,137	136	136	136	136	—	—
Real estate:
One-to-four family residential	53,964	2,051	1,298	1,366	90	753	849
Commercial & multifamily residential
Commercial land	41,806	3,080	—	—	—	3,080	6,684
Income property multifamily	571,151	8,878	745	770	49	8,133	12,953
Owner occupied	370,798	14,173	—	—	—	14,173	17,938
Real estate construction:
One-to-four family residential
Land and acquisition	16,949	3,607	—	—	—	3,607	6,503
Residential construction	23,469	2,755	18	1,468	18	2,737	3,343
Commercial & multifamily residential
Income property multifamily	22,814	3,754	3,754	9,057	443	—	—
Owner occupied	22,122	—	—	—	—	—	—
Consumer	166,406	1,048	168	171	1	880	880
Total	$2,385,350	$51,611	$11,800	$20,246	$4,265	$39,811	$62,920

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
	(in thousands)
December 31, 2011
Commercial business
Secured	$972,531	$8,886	$2,926	$2,927	$954	$5,960	$12,109
Unsecured	47,309	97	97	97	97	—	—
Real estate:
One-to-four family residential	61,584	2,479	582	590	96	1,897	2,136
Commercial & multifamily residential
Commercial land	46,882	3,799	—	—	—	3,799	6,773
Income property multifamily	527,362	6,631	687	759	63	5,944	7,700
Owner occupied	390,225	14,564	274	274	185	14,290	18,524
Real estate construction:
One-to-four family residential
Land and acquisition	17,813	7,388	450	948	—	6,938	11,978
Residential construction	18,847	5,084	59	1,509	59	5,025	5,116
Commercial & multifamily residential
Income property multifamily	13,810	7,067	—	—	—	7,067	14,947
Owner occupied	12,790	—	—	—	—	—	—
Consumer	180,930	2,293	151	225	30	2,142	2,639
Total	$2,290,083	$58,288	$5,226	$7,329	$1,484	$53,062	$81,922

The following table provides additional information on impaired loans for the three and six month periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business
Secured	$11,331	$37	$15,807	$52	$10,516	$88	$20,471	$197
Unsecured	138	2	101	1	124	3	102	3
Real estate:
One-to-four family residential	2,053	5	2,644	—	2,195	9	2,649	4
Commercial & multifamily residential
Commercial land	3,045	—	4,918	—	3,297	—	4,567	648
Income property multifamily	9,207	(29)	8,802	442	8,348	9	10,330	452
Owner occupied	13,956	215	16,071	64	14,159	518	15,431	64
Real estate construction:
One-to-four family residential
Land and acquisition	4,649	16	8,749	138	5,562	16	9,681	1,083
Residential construction	3,121	7	2,987	—	3,775	16	4,158	14
Commercial & multifamily residential
Income property multifamily	4,388	—	6,526	—	5,281	—	6,878	—
Owner occupied	—	—	—	—	—	—	—	—
Consumer	1,049	10	5,040	1	1,464	22	4,871	1
Total	$52,937	$263	$71,645	$698	$54,721	$681	$79,138	$2,466

There were no Troubled Debt Restructurings ("TDR") during the three and six months ended June 30, 2012. The following is an analysis of loans classified as TDR during the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$352	$352
Real estate:
Commercial and multifamily residential:
Income property multifamily	1	623	623
Total	3	$975	$975

	Six months ended June 30, 2011
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$352	$352
Real estate:
Commercial and multifamily residential:
Income property multifamily	1	623	623
Real estate construction:
One-to-four family residential:
Residential construction	1	36	36
Total	4	$1,011	$1,011
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $1.4 million and $535 thousand of additional funds on loans classified as TDR as of June 30, 2012 and December 31, 2011, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the six months ended June 30, 2012.

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
We have used the same methodology for ALLL calculations during the six months ended June 30, 2012 and 2011. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three and six months ended June 30, 2012 and 2011:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Three months ended June 30, 2012
Commercial business
Secured	$25,542	$(2,028)	$375	$2,616	$26,505	$3,528	$22,977
Unsecured	786	(16)	3	(1)	772	136	636
Real estate:
One-to-four family residential	689	(334)	2	316	673	90	583
Commercial & multifamily residential
Commercial land	693	(77)	—	(346)	270	—	270
Income property multifamily	10,249	(1,515)	336	(344)	8,726	49	8,677
Owner occupied	8,555	(247)	486	243	9,037	—	9,037
Real estate construction:
One-to-four family residential
Land and acquisition	1,671	(298)	376	(98)	1,651	—	1,651
Residential construction	1,002	(599)	79	715	1,197	18	1,179
Commercial & multifamily residential
Income property multifamily	223	(93)	1	624	755	443	312
Owner occupied	44	—	—	24	68	—	68
Consumer	2,129	(374)	86	208	2,049	1	2,048
Unallocated	700	—	—	(207)	493	—	493
Total	$52,283	$(5,581)	$1,744	$3,750	$52,196	$4,265	$47,931
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Six months ended June 30, 2012
Commercial business
Secured	$24,745	$(4,382)	$989	$5,153	$26,505	$3,528	$22,977
Unsecured	689	(21)	47	57	772	136	636
Real estate:
One-to-four family residential	654	(449)	45	423	673	90	583
Commercial & multifamily residential
Commercial land	488	(382)	—	164	270	—	270
Income property multifamily	9,551	(3,522)	354	2,343	8,726	49	8,677
Owner occupied	9,606	(612)	538	(495)	9,037	—	9,037
Real estate construction:
One-to-four family residential
Land and acquisition	2,331	(503)	423	(600)	1,651	—	1,651
Residential construction	864	(599)	79	853	1,197	18	1,179
Commercial & multifamily residential
Income property multifamily	665	(93)	1	182	755	443	312
Owner occupied	35	—	—	33	68	—	68
Consumer	2,719	(1,467)	459	338	2,049	1	2,048
Unallocated	694	—	—	(201)	493	—	493
Total	$53,041	$(12,030)	$2,935	$8,250	$52,196	$4,265	$47,931

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Three months ended June 30, 2011
Commercial business
Secured	$22,307	$(834)	$233	$614	$22,320	$330	$21,990
Unsecured	618	—	359	(404)	573	72	501
Real estate:
One-to-four family residential	1,100	(216)	—	(37)	847	—	847
Commercial & multifamily residential
Commercial land	555	(656)	—	995	894	—	894
Income property multifamily	12,297	(275)	13	2,674	14,709	301	14,408
Owner occupied	10,412	(623)	—	(3,310)	6,479	286	6,193
Real estate construction:
One-to-four family residential
Land and acquisition	3,295	(410)	700	(733)	2,852	148	2,704
Residential construction	2,118	(395)	—	(19)	1,704	—	1,704
Commercial & multifamily residential
Income property multifamily	127	(1,078)	—	994	43	—	43
Owner occupied	68	—	—	(34)	34	—	34
Consumer	2,418	(271)	45	556	2,748	161	2,587
Unallocated	—	—	—	854	854	—	854
Total	$55,315	$(4,758)	$1,350	$2,150	$54,057	$1,298	$52,759
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
	(in thousands)
Six months ended June 30, 2011
Commercial business
Secured	$21,811	$(4,121)	$329	$4,301	$22,320	$330	$21,990
Unsecured	738	(84)	368	(449)	573	72	501
Real estate:
One-to-four family residential	1,100	(664)	—	411	847	—	847
Commercial & multifamily residential
Commercial land	634	(656)	—	916	894	—	894
Income property multifamily	15,210	(640)	55	84	14,709	301	14,408
Owner occupied	9,692	(623)	31	(2,621)	6,479	286	6,193
Real estate construction:
One-to-four family residential
Land and acquisition	3,769	(1,178)	1,768	(1,507)	2,852	148	2,704
Residential construction	2,292	(1,054)	36	430	1,704	—	1,704
Commercial & multifamily residential
Income property multifamily	274	(1,565)	—	1,334	43	—	43
Owner occupied	70	—	—	(36)	34	—	34
Consumer	2,120	(1,196)	108	1,716	2,748	161	2,587
Unallocated	3,283	—	—	(2,429)	854	—	854
Total	$60,993	$(11,781)	$2,695	$2,150	$54,057	$1,298	$52,759

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$1,665	$1,660	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	—	(200)	130	295
Balance at end of period	$1,665	$1,460	$1,665	$1,460
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans	Weighted- Average Risk Rating	Recorded Investment Noncovered Loans
	(dollars in thousands)
Commercial business
Secured	4.87	$1,062,863	4.89	$981,417
Unsecured	4.31	45,273	4.25	47,406
Real estate:
One-to-four family residential	4.73	56,015	4.81	64,063
Commercial & multifamily residential
Commercial land	5.12	44,886	5.22	50,681
Income property multifamily	4.85	580,029	4.94	533,993
Owner occupied	5.05	384,971	5.05	404,789
Real estate construction:
One-to-four family residential
Land and acquisition	6.08	20,556	6.43	25,201
Residential construction	5.74	26,224	5.94	23,931
Commercial & multifamily residential
Income property multifamily	4.89	26,568	5.49	20,877
Owner occupied	4.59	22,122	4.55	12,790
Consumer	4.22	167,454	4.24	183,223
Total recorded investment of noncovered loans		$2,436,961		$2,348,371

6.	Changes in Noncovered Other Real Estate Owned
The following tables set forth activity in noncovered OREO for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$16,744	$26,081	$22,893	$30,991
Transfers in, net of write-downs ($0, $18, $118 and $108, respectively)	2,585	1,106	6,388	3,148
OREO improvements	—	217	11	468
Additional OREO write-downs	(2,052)	(2,536)	(3,774)	(4,446)
Proceeds from sale of OREO property	(4,069)	(2,502)	(11,899)	(7,874)
Gain on sale of OREO, net	717	373	306	452
Total noncovered OREO at end of period	$13,925	$22,739	$13,925	$22,739

7. Covered Assets and FDIC Loss-sharing Asset
Covered Assets
Covered assets consist of loans and OREO acquired in certain FDIC-assisted acquisitions during 2010 and 2011, for which the Bank entered into loss-sharing agreements, whereby the FDIC will cover a substantial portion of future losses on loans (and related unfunded loan commitments), OREO and certain accrued interest on loans during the terms of the agreements. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for commercial and single-family mortgage loans are in effect for five and ten years, respectively, from the acquisition dates and the loss recovery provisions are in effect for eight and ten years, respectively, from the acquisition dates.
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of June 30, 2012, the net present value of the Bank’s estimated clawback liability is $3.4 million, which is included in other liabilities on the consolidated balance sheets.
The following is an analysis of our covered loans, net of related allowance for losses as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Covered Loans	Weighted- Average Risk Rating	Allowance for Loan Losses	Covered Loans	Weighted- Average Risk Rating	Allowance for Loan Losses
	(dollars in thousands)
Commercial business	$160,250	5.95	$9,984	$195,737	6.05	$977
Real estate:
One-to-four family residential	68,175	5.27	4,655	79,328	5.32	678
Commercial and multifamily residential	276,844	5.46	10,139	311,308	5.65	2,683
Total real estate	345,019		14,794	390,636		3,361
Real estate construction:
One-to-four family residential	35,137	6.89	2,202	54,402	7.32	136
Commercial and multifamily residential	19,558	7.01	1,340	23,661	7.32	86
Total real estate construction	54,695		3,542	78,063		222
Consumer	49,123	4.73	3,464	56,877	4.84	384
Subtotal of covered loans	609,087		$31,784	721,313		$4,944
Less:
Valuation discount resulting from acquisition accounting	114,309			184,440
Allowance for loan losses	31,784			4,944
Covered loans, net of allowance for loan losses	$462,994			$531,929
Acquired impaired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. Acquired loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected cash flows, at the pool-level, on a quarterly basis.
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
Acquired loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not a clear indicator of losses on acquired loans as the loans were acquired with a significant discount and a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.
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
The following table shows the changes in accretable yield for acquired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$239,677	$217,351	$259,669	$256,572
Accretion	(21,817)	(15,458)	(49,474)	(36,761)
Disposals	(3,273)	(1,254)	(5,072)	(4,413)
Reclassifications from (to) nonaccretable difference	(526)	53,884	8,938	39,125
Balance at end of period	$214,061	$314,333	$214,061	$314,333
During the six months ended June 30, 2012, the Company recorded a provision expense for losses on covered loans of $27.4 million. Of this amount, $28.3 million was impairment expense calculated in accordance with ASC 310-30 and $900 thousand was a negative provision to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $27.4 million of provision expense for covered loans was partially offset through noninterest income by a $21.9 million increase in the FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$20,504	$5,633	$4,944	$6,055
Loans charged off	(1,035)	(56)	(1,597)	(56)
Recoveries	627	70	1,064	70
Provision charged to expense	11,688	2,301	27,373	1,879
Balance at end of period	$31,784	$7,948	$31,784	$7,948

The following table sets forth activity in covered OREO at carrying value for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Covered OREO:
Balance at beginning of period	$24,430	$13,527	$28,126	$14,443
Established through acquisitions	—	10,896	—	10,896
Transfers in	2,933	1,668	5,401	5,092
Additional OREO write-downs	(533)	(99)	(2,038)	(113)
Proceeds from sale of OREO property	(10,356)	(4,122)	(18,381)	(11,081)
Gain on sale of OREO	2,605	2,369	5,971	5,002
Total covered OREO at end of period	$19,079	$24,239	$19,079	$24,239
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At June 30, 2012, the FDIC loss-sharing asset is comprised of a $120.3 million FDIC indemnification asset and a $19.8 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
Alternatively, when the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss-sharing agreement.
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$159,061	$193,053	$175,071	$205,991
Adjustments not reflected in income
Established through acquisitions	—	68,734	—	68,734
Cash received from the FDIC	(19,508)	(44,892)	(34,313)	(44,892)
FDIC reimbursable losses, net	618	(782)	1,081	1,054
Adjustments reflected in income
Amortization, net	(9,851)	(8,059)	(23,725)	(21,628)
Impairment	9,350	1,841	21,898	1,503
Sale of other real estate	(1,498)	(1,149)	(3,565)	(2,016)
Write-downs of other real estate	1,732	443	3,362	443
Other	99	505	194	505
Balance at end of period	$140,003	$209,694	$140,003	$209,694

8.	Goodwill and Intangible Assets
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
The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total goodwill at beginning of period	$115,554	$109,639	$115,554	$109,639
Established through acquisitions	—	9,704	—	9,704
Total goodwill at end of period	115,554	119,343	115,554	119,343
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	32,441	26,651	32,441	26,651
Accumulated amortization at beginning of period	(13,425)	(8,939)	(12,275)	(7,955)
Core deposit intangible, net at beginning of period	19,016	17,712	20,166	18,696
Established through acquisitions	—	1,846	—	1,846
CDI current period amortization	(1,120)	(956)	(2,270)	(1,940)
Total core deposit intangible, net at end of period	17,896	18,602	17,896	18,602
Total goodwill and intangible assets at end of period	$133,450	$137,945	$133,450	$137,945
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2012 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2012	$2,175
2013	3,964
2014	3,397
2015	2,645
2016	2,184

9.	Shareholders’ Equity
On January 26, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.29 per share, both payable on February 22, 2012 to shareholders of record at the close of business February 8, 2012. On April 25, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special one-time cash dividend of $0.14 per share, payable on May 23, 2012 to shareholders of record at the close of business May 9, 2012. Subsequent to quarter end, on July 26, 2012, the Company declared a quarterly cash dividend of $0.09 per share and a special one-time cash dividend of $0.21 per share, payable on August 22, 2012 to shareholders of record at the close of business August 8, 2012. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

10.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2012 and December 31, 2011 was $164.6 million and $160.3 million, respectively. There was no impact to the statement of operations for the three or six month periods ending June 30, 2012 and 2011.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$16,408	Other assets	$16,302	Other liabilities	$16,408	Other liabilities	$16,302

11.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2012	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$621,278	$—	$621,278	$—
State and municipal debt securities	278,807	—	278,807	—
U.S. government agency and government-sponsored enterprise securities	94,294	—	94,294	—
Other securities	3,384	—	3,384	—
Total securities available for sale	$997,763	$—	$997,763	$—
Other assets (Interest rate contracts)	$16,408	$—	$16,408	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,408	$—	$16,408	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2011	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$695,954	$—	$695,954	$—
State and municipal debt securities	285,763	—	285,763	—
U.S. government agency and government-sponsored enterprise securities	43,063	—	43,063	—
Other securities	3,330	—	3,330	—
Total securities available for sale	$1,028,110	$—	$1,028,110	$—
Other assets (Interest rate contracts)	$16,302	$—	$16,302	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,302	$—	$16,302	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month period ended June 30, 2012.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral if the loan is collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment. The impairment evaluations are performed in conjunction with the ALLL process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The Real Estate Appraisal Services Department ("REASD"), which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
Other real estate owned and Other personal property owned—OREO and OPPO are real and personal property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO and OPPO are generally measured based on the item's fair market value as indicated by an appraisal or a letter of intent to purchase. OREO and OPPO are recorded at the lower of carrying amount or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and OPPO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings. The initial and subsequent write-down evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and OPPO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following tables set forth the Company's assets that were measured using fair value estimates on a nonrecurring basis at June 30, 2012 and 2011.

	Fair value at June 30, 2012	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2012	Losses During the Six Months Ended June 30, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$14,139	$—	$—	$14,139	$5,840	$7,539
Noncovered OREO	4,430	—	—	4,430	1,320	2,683
Covered OREO	1,491	—	—	1,491	316	904
Noncovered OPPO	880	—	—	880	154	2,104
	$20,940	$—	$—	$20,940	$7,630	$11,126

	Fair value at June 30, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2011	Losses During the Six Months Ended June 30, 2011
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$13,924	$—	$—	$13,924	$411	$5,320
Noncovered OREO	6,846	—	—	6,846	1,313	3,314
Covered OREO	428	—	—	428	84	98
Noncovered OPPO	—	—	—	—	—	185
	$21,198	$—	$—	$21,198	$1,808	$8,732
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

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$11,896	Market	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	2,243	Market	Adjustment to stated value	0% - 70% (27%)
Noncovered OREO	4,430	Market	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,491	Market	Adjustment to Appraisal Value	N/A (2)
Noncovered OPPO	880	Market	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate, noncovered OREO, covered OREO and noncovered OPPO because there were no adjustments made to the appraisal value during the current period.

(3) Other collateral consists of accounts receivable and inventory.
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2012 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on June 30, 2012 (Level 3).

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
FHLB advances—The fair value of Federal Home Loan Bank of Seattle (the “FHLB”) advances is estimated based on discounting the future cash flows using the market rate currently offered (Level 2).
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
The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	June 30, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$98,940	$98,940	$98,940	$—	$—	$91,364	$91,364
Interest-earning deposits with banks	270,873	270,873	270,873	—	—	202,925	202,925
Securities available for sale	997,763	997,763	—	997,763	—	1,028,110	1,028,110
FHLB stock	22,215	22,215	—	22,215	—	22,215	22,215
Loans held for sale	2,088	2,088	—	2,088	—	2,148	2,148
Loans	2,847,759	2,962,261	—	—	2,962,261	2,827,259	2,957,345
FDIC loss-sharing asset	140,003	54,242	—	—	54,242	175,071	71,788
Interest rate contracts	16,408	16,408	—	16,408	—	16,302	16,302
Liabilities
Deposits	$3,830,817	$3,854,612	$3,314,589	$540,023	$—	$3,815,529	$3,817,013
FHLB Advances	113,145	113,429	—	113,429	—	119,009	119,849
Repurchase agreements	25,000	26,354	—	26,354	—	25,000	26,580
Interest rate contracts	16,408	16,408	—	16,408	—	16,302	16,302

12.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands except per share)
Basic EPS:
Net income	$11,899	$8,632	$20,801	$14,411
Less: Earnings allocated to participating securities	(122)	(82)	(223)	(135)
Earnings allocated to common shareholders	$11,777	$8,550	$20,578	$14,276
Weighted average common shares outstanding	39,260	39,107	39,228	39,073
Basic earnings per common share	$0.30	$0.22	$0.52	$0.37
Diluted EPS:
Earnings allocated to common shareholders	$11,777	$8,550	$20,578	$14,276
Weighted average common shares outstanding	39,260	39,107	39,228	39,073
Dilutive effect of equity awards	48	59	78	86
Weighted average diluted common shares outstanding	39,308	39,166	39,306	39,159
Diluted earnings per common share	$0.30	$0.22	$0.52	$0.36
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	46	62	46	54

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	our reliance on FHLB advances and FRB borrowings as additional sources of short and long-term funding;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of FDIC-assisted loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

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
Earnings Summary
The Company reported net income for the second quarter of $11.9 million or $0.30 per diluted common share, compared to $8.6 million or $0.22 per diluted common share for the second quarter of 2011. For the first six months of 2012, the Company reported net income of $20.8 million, or $0.52 per diluted common share, compared to$14.4 million, or $0.36 per diluted common share for the first six months of 2011. The increase in net income from the second quarter of 2011 was attributable to an increase in revenue (net interest income plus noninterest income), partially offset by an increased provision for loan losses and an increase in noninterest expense. Return on average assets and return on average common equity were 1.00% and 6.31%, respectively, for the second quarter of 2012, compared with returns of 0.80% and 4.81%, respectively for the same period of 2011. Generally, the increase in earnings from the prior year periods reflects the impact on earnings associated with certain of the Company's acquired loan portfolios from three Federal Deposit Insurance Corporation ("FDIC") assisted transactions completed in May and August 2011. To date, the Company has not completed any additional FDIC-assisted transactions during 2012. Thus, any similar favorable impact on future earnings is not anticipated. A summary of the 2011 acquisitions as well as significant assets acquired and liabilities assumed is as follows:
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

The following table illustrates the significant impact to earnings associated with the Company's acquired loan portfolios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	( in thousands)
Incremental accretion income on acquired loans	$15,012	$8,883	$37,434	$21,254
Change in FDIC-loss sharing asset	(168)	(6,419)	(1,836)	(21,193)
(Provision) recapture for losses on covered loans	(11,688)	(2,301)	(27,373)	(1,879)
FDIC clawback liability (expense) recovery	208	(448)	234	(2,148)
Pre-tax earnings impact of acquisition accounting	$3,364	$(285)	$8,459	$(3,966)
Revenue (net interest income plus noninterest income) for the three months ended June 30, 2012 was $71.5 million, 35% more than the same period in 2011. The increase in revenue was primarily a result of increased net interest income arising from higher loan volumes and yields from assets acquired in three FDIC-assisted transactions completed in May and August 2011. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the second quarter of 2012 was $3.8 million for the noncovered loan portfolio and $11.7 million for the covered loan portfolio compared to $2.2 million for the noncovered loan portfolio and a $2.3 million for the covered loan portfolio during the second quarter of 2011.
The $11.7 million in provision for losses on covered loans for the three months ended June 30, 2012 was primarily due to the combination of actual loan losses incurred subsequent to the re-measurement of cash flows during the first quarter of 2012 and expected future loan losses as re-measured during the current quarter. These combined loan losses, which exceeded predicted loan losses as measured during the first quarter of 2012, reduced expected future cash flows and, when discounted at current yields, resulted in impairment. The $11.7 million in provision expense is partially off-set by a $9.4 million favorable adjustment to the change in FDIC loss-sharing asset.
The $3.8 million provision for the noncovered loan portfolio for the three months ended June 30, 2012 was driven by net charge offs realized during the respective period and to a lesser extent by the $65 million in noncovered loan growth experienced during the three month period. The growth in noncovered loans was centered in commercial business loans and term commercial real estate loans. The Company believes that, at 2.14% of net noncovered loans, the allowance for loan and lease losses remains adequate at June 30, 2012. The allowance to net noncovered loans was 2.20% at March 31, 2012 and 2.26% at year-end 2011.
Total noninterest expense for the quarter ended June 30, 2012 was $39.8 million, a 7% increase from the second quarter of 2011. As described above, the increase was primarily due to the additional compensation, employee benefit and occupancy expenses related to the FDIC-assisted acquisitions completed during 2011.

Net Interest Income
Net interest income for the second quarter of 2012 was $59.7 million, an increase of 21% from $49.4 million for the same quarter in 2011. The Company's net interest margin increased to 5.88% in the second quarter of 2012, from 5.49% for the same quarter last year. The increases in net interest income and margin were primarily due to the impact of income accretion on the acquired loan portfolios. In addition to the impact of income accretion, net interest income also increased due to the increase in the size of the loan portfolio. For additional information on the loan portfolio, please see the "Loan Portfolio Analysis" section of Management's Discussion and Analysis.
The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The incremental accretion income had a positive impact of approximately 144 bps on the second quarter's net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 96 bps on the net interest margin.
Incremental accretion income from acquired impaired loans increased $5.0 million from the prior year period. This increase was primarily due to acquired impaired loans acquired in FDIC-assisted transactions in May 2011. For the second quarter of 2012, the Company recorded a full three months of incremental accretion on these acquired impaired loans compared to only one month of incremental accretion for the same period in 2011. In addition, the discount accretion on loans acquired from the Bank of Whitman transaction in August 2011 increased net interest income by $1.1 million. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2011 Annual Report on Form 10-K.
The following table shows the impact to interest income and the related impact to the net interest margin resulting from accretion of income on certain acquired loan portfolios for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Interest income as recorded	$24,486	$16,782	$57,389	$38,084
Less: Interest income at stated note rate	9,474	7,899	19,955	16,830
Incremental accretion income	$15,012	$8,883	$37,434	$21,254
Incremental accretion income due to:
Acquired impaired loans	13,875	8,883	33,196	21,254
Other acquired loans	1,137	—	4,238	—
Incremental accretion income	$15,012	$8,883	$37,434	$21,254

Net interest margin	5.88%	5.49%	6.27%	5.64%
Net interest margin excluding incremental accretion income	4.44%	4.53%	4.46%	4.48%

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2012			2011
	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1) (2)	$2,895,436	$54,688	7.60%	$2,439,439	$44,503	7.32%
Taxable securities	757,821	4,951	2.63%	739,345	6,247	3.39%
Tax exempt securities (2)	271,516	3,871	5.73%	249,494	3,904	6.28%
Interest-earning deposits with banks and federal funds sold	269,508	170	0.25%	291,279	184	0.25%
Total interest-earning assets	4,194,281	$63,680	6.11%	3,719,558	$54,838	5.91%
Other earning assets	75,631			53,211
Noninterest-earning assets	518,811			551,621
Total assets	$4,788,723			$4,324,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$551,306	$849	0.62%	$617,650	$1,340	0.87%
Savings accounts	295,568	22	0.03%	224,673	42	0.08%
Interest-bearing demand	791,818	238	0.12%	704,363	405	0.23%
Money market accounts	1,043,400	452	0.17%	932,799	1,061	0.46%
Total interest-bearing deposits	2,682,092	1,561	0.23%	2,479,485	2,848	0.46%
Federal Home Loan Bank and Federal Reserve Bank borrowings	112,982	734	2.61%	117,841	713	2.43%
Long-term obligations	—	—	—%	25,758	253	3.94%
Other borrowings	25,783	118	1.84%	25,489	120	1.89%
Total interest-bearing liabilities	2,820,857	$2,413	0.34%	2,648,574	$3,934	0.60%
Noninterest-bearing deposits	1,141,893			903,001
Other noninterest-bearing liabilities	67,582			53,650
Shareholders’ equity	758,391			719,165
Total liabilities & shareholders’ equity	$4,788,723			$4,324,390
Net interest income (2)		$61,267			$50,903
Net interest margin			5.88%			5.49%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $473 thousand and $302 thousand for the three months ended June 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $1.1 million for the three months ended June 30, 2012. There was no amortization of net unearned discounts in the prior year period.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

(3)	Reclassified to conform to the current period's presentation.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2012			2011
	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1) (2)	$2,877,980	$116,658	8.15%	$2,413,899	$92,072	7.69%
Taxable securities	753,845	10,196	2.72%	633,668	10,664	3.39%
Tax exempt securities (2)	273,540	7,788	5.73%	245,043	7,732	6.36%
Interest-earning deposits with banks and federal funds sold	261,683	335	0.26%	383,739	482	0.25%
Total interest-earning assets	4,167,048	$134,977	6.51%	3,676,351	$110,951	6.09%
Other earning assets	75,278			52,961
Noninterest-earning assets	540,128			567,182
Total assets	$4,782,454			$4,296,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$570,439	$1,849	0.65%	$612,928	$2,787	0.92%
Savings accounts	293,561	46	0.03%	219,880	88	0.08%
Interest-bearing demand	769,530	468	0.12%	693,614	816	0.24%
Money market accounts	1,043,972	977	0.19%	928,368	2,236	0.49%
Total interest-bearing deposits	2,677,502	3,340	0.25%	2,454,790	5,927	0.49%
Federal Home Loan Bank and Federal Reserve Bank borrowings	115,038	1,484	2.59%	116,525	1,408	2.44%
Long-term obligations	—	—	—%	25,750	504	3.95%
Other borrowings	25,819	238	1.85%	25,751	257	2.02%
Total interest-bearing liabilities	2,818,359	$5,062	0.36%	2,622,816	$8,096	0.62%
Noninterest-bearing deposits	1,137,153			889,748
Other noninterest-bearing liabilities	66,904			69,182
Shareholders’ equity	760,038			714,748
Total liabilities & shareholders’ equity	$4,782,454			$4,296,494
Net interest income (2)		$129,915			$102,854
Net interest margin			6.27%			5.64%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $784 thousand and $526 thousand for the six months ended June 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $4.2 million for the six months ended June 30, 2012. There was no amortization of net unearned discounts in the prior year period.

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

	Three Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (1)(2)	$8,566	$1,619	$10,185
Taxable securities	153	(1,449)	(1,296)
Tax exempt securities (2)	329	(362)	(33)
Interest earning deposits with banks and federal funds sold	(14)	—	(14)
Interest income (2)	$9,034	$(192)	$8,842
Interest Expense
Deposits:
Certificates of deposit	$(133)	$(358)	$(491)
Savings accounts	11	(31)	(20)
Interest-bearing demand	45	(212)	(167)
Money market accounts	113	(722)	(609)
Total interest on deposits	36	(1,323)	(1,287)
FHLB and Federal Reserve Bank borrowings	(30)	51	21
Long-term obligations	(126)	(127)	(253)
Other borrowings	1	(3)	(2)
Interest expense	$(119)	$(1,402)	$(1,521)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $473 thousand and $302 thousand for the three months ended June 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $1.1 million for the three months ended June 30, 2012. There was no amortization of net unearned discounts in the prior year period.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Six Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans (1)(2)	$18,538	$6,048	$24,586
Taxable securities	1,827	(2,295)	(468)
Tax exempt securities (2)	851	(795)	56
Interest earning deposits with banks and federal funds sold	(155)	8	(147)
Interest income (2)	$21,061	$2,966	$24,027
Interest Expense
Deposits:
Certificates of deposit	$(183)	$(755)	$(938)
Savings accounts	24	(66)	(42)
Interest-bearing demand	81	(429)	(348)
Money market accounts	250	(1,509)	(1,259)
Total interest on deposits	172	(2,759)	(2,587)
FHLB and Federal Reserve Bank borrowings	(18)	94	76
Long-term obligations	(999)	495	(504)
Other borrowings	1	(20)	(19)
Interest expense	$(844)	$(2,190)	$(3,034)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $784 thousand and $526 thousand for the six months ended June 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $4.2 million for the six months ended June 30, 2012. There was no amortization of net unearned discounts in the prior year period.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the second quarter of 2012 was $3.8 million for the noncovered loan portfolio and $11.7 million for the covered loan portfolio compared with $2.2 million and $2.3 million, respectively during the second quarter of 2011. Provision expense on covered loans is principally offset by a change in the FDIC-loss sharing asset. The $11.7 million in provision for losses on covered loans in the current period was primarily due to the combination of actual loan losses incurred subsequent to the re-measurement of cash flows during the first quarter of 2012 and expected future loan losses as re-measured during the current quarter. These combined loan losses, which exceeded predicted loan losses as measured during the first quarter of 2012, reduced expected future cash flows and, when discounted at current yields, resulted in impairment. The $11.7 million in provision expense is partially offset by a $9.4 million favorable adjustment to the change in FDIC loss-sharing asset.
The $3.8 million provision for noncovered loan losses was primarily driven by net charge offs experienced in the quarter and to a lesser extent by the $65 million in noncovered loan growth experienced during the quarter. The growth in noncovered loans was centered in commercial business loans and term commercial real estate loans. Net noncovered loan charge-offs for the current quarter were $3.8 million compared to $3.4 million for the second quarter of 2011. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Company’s consolidated financial statements presented elsewhere in this report and was based upon improving credit metrics in the noncovered loan portfolio.

Noninterest Income (Loss)
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$7,436	$6,467	$969	15%	$14,613	$12,755	$1,858	15%
Merchant services fees	2,095	1,808	287	16%	4,113	3,441	672	20%
Gain on sale of investment securities, net	—	—	—	—%	62	—	62	100%
Bank owned life insurance	719	528	191	36%	1,430	1,033	397	38%
Change in FDIC-loss sharing asset	(168)	(6,419)	6,251	(97)%	(1,836)	(21,193)	19,357	(91)%
Other	1,746	1,158	588	51%	3,020	2,087	933	45%
Total noninterest income (loss)	$11,828	$3,542	$8,286	234%	21,402	(1,877)	$23,279	(1,240)%
Noninterest income was $11.8 million for the second quarter of 2012, compared to $3.5 million for the same period in 2011. The increase was primarily due to the $168 thousand change in the FDIC loss-sharing asset recorded as a reduction in income during the current quarter, compared to a $6.4 million reduction to income during the same period in 2011.
Changes in the FDIC loss-sharing asset are primarily driven by amortization of the FDIC loss-sharing asset and the provision recorded for reimbursable losses on FDIC covered loans. For the second quarter of 2012, the $9.9 million of amortization of the FDIC loss-sharing asset was nearly offset by a $9.4 million increase in the FDIC loss-sharing asset related to the provision expense recorded for reimbursable losses on FDIC covered loans. For the same period in 2011, the $8.1 million of amortization of the FDIC loss-sharing asset was only partially offset by a $1.8 million increase in the FDIC loss-sharing asset related to the provision expense recorded for reimbursable losses on FDIC covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 7 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(dollars in thousands)
Compensation	$17,266	$15,343	$1,923	13%	$35,307	$30,930	$4,377	14%
Employee benefits	3,618	3,467	151	4%	7,206	6,736	470	7%
Contract labor	82	649	(567)	(87)%	448	714	(266)	(37)%
	20,966	19,459	1,507	8%	42,961	38,380	4,581	12%
All other noninterest expense:
Occupancy	5,091	4,388	703	16%	10,424	8,785	1,639	19%
Merchant processing	930	905	25	3%	1,803	1,788	15	1%
Advertising and promotion	1,119	1,012	107	11%	2,001	1,913	88	5%
Data processing and communications	2,551	1,913	638	33%	4,764	3,837	927	24%
Legal and professional services	1,829	1,498	331	22%	3,438	2,911	527	18%
Taxes, license and fees	1,115	907	208	23%	2,470	1,772	698	39%
Regulatory premiums	925	1,079	(154)	(14)%	1,785	3,274	(1,489)	(45)%
Net cost of operation of noncovered other real estate owned	1,472	2,509	(1,037)	(41)%	4,165	4,543	(378)	(8)%
Net benefit of operation of covered other real estate owned	(1,849)	(2,295)	446	(19)%	(3,632)	(4,771)	1,139	(24)%
Amortization of intangibles	1,119	955	164	17%	2,269	1,939	330	17%
FDIC clawback expense (recovery)	(208)	448	(656)	(146)%	(234)	2,148	(2,382)	(111)%
Other	4,765	4,386	379	9%	11,963	7,991	3,972	50%
Total all other noninterest expense	18,859	17,705	1,154	7%	41,216	36,130	5,086	14%
Total noninterest expense	$39,825	$37,164	$2,661	7%	$84,177	$74,510	$9,667	13%
Total noninterest expense for the second quarter of 2012 was $39.8 million, an increase of 7% from $37.2 million a year earlier. The increase was attributable to the operating expenses of the three FDIC-assisted bank acquisitions since May 2011. The most significant increases were in compensation and benefits, occupancy expense and data processing and communications. All of these increases were the result of the addition of 17 branch locations acquired in the three FDIC-assisted acquisitions. These increases were partially offset by decreases in the net cost of operation of other real estate owned and the FDIC clawback expense (recovery). The decrease in the clawback expense for the three months ended June 30, 2012 compared to the same period in 2011 was due to the performance of the covered loans trending back towards the loss sharing thresholds established at acquisition. The decline in the net cost of operation on other real estate owned was primarily due to an increase in net gains on sale, as well as a decrease in write-downs on noncovered other real estate owned.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
	2012	2011		2012	2011
	(in thousands)
Postage	$478	$493	$(15)	$920	$1,022	$(102)
Software support & maintenance	440	299	141	816	609	207
Supplies	291	350	(59)	593	617	(24)
Insurance	265	215	50	536	437	99
ATM Network	245	240	5	553	462	91
Travel	407	298	109	701	513	188
Employee expenses	190	139	51	409	310	99
Sponsorships and charitable contributions	209	288	(79)	372	418	(46)
Directors fees	150	115	35	267	230	37
Federal Reserve Bank processing fees	49	81	(32)	124	160	(36)
CRA partnership investment expense	315	370	(55)	386	424	(38)
Investor relations	114	115	(1)	142	140	2
Other personal property owned	177	—	177	2,333	—	2,333
Miscellaneous	1,435	1,183	252	3,811	2,944	867
Total other noninterest expense	$4,765	$4,186	$579	$11,963	$8,286	$3,677
In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate and FDIC clawback liability expense, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 68.54% for the second quarter of 2012 compared to 69.49% for the second quarter 2011.
Income Taxes
We recorded an income tax provision of $4.4 million for the second quarter of 2012, compared to a provision of $2.7 million for the same period in 2011. The effective tax rate was 27% for the second quarter of 2012, compared to 24% for the same period in 2011. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2011.
FINANCIAL CONDITION
Total assets were relatively unchanged at $4.79 billion as of June 30, 2012, compared to December 31, 2011.
Investment Securities
At June 30, 2012, the Company held investment securities totaling $1.00 billion compared to $1.03 billion at December 31, 2011. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $112.4 million in maturities and sales of securities in the portfolio partially offset by $87.3 million in purchases. These securities are used by the Company as a component of its balance sheet management strategies. From time-to-time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
At June 30, 2012, the market value of securities available for sale had an unrealized gain of $41.1 million compared to an unrealized gain of $40.6 million at December 31, 2011. The slight increase in the unrealized gain was the result of the fluctuations in interest rates. The Company does carry $120.6 million of investment securities with unrealized losses of $904 thousand; however, we do not consider these investment securities to be other-than-temporarily impaired. In the future, if the impairment is judged to be other-than-temporary, to the extent that the loss is determined to be credit-related, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss. The remaining non-credit-related impairment would be recorded to other comprehensive income.
The Company continues to carry one municipal bond with a par value of $3.0 million that was determined to be other-than-temporarily impaired during December 2011. The bond was issued by the Greater Wenatchee Regional Events Center Public Facilities District. At year-end 2011, the present value of expected future cash flows for that obligation was determined to be zero and, accordingly, the Company recorded a $3.0 million impairment charge to earnings during the fourth quarter of 2011. In April 2012, voters in the districts that comprise the Public Facilities District approved a 0.1 percent sales tax increase. That increase, plus a 0.2 percent sales tax increase in the city of Wenatchee, could facilitate repayment of the municipal obligation at some point in the future. Any such repayment will be recorded upon receipt to earnings.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$621,278	$695,954
State and municipal securities	278,807	285,763
U.S. government and government-sponsored enterprise securities	94,294	43,063
Other securities	3,384	3,330
Total	$997,763	$1,028,110
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2012	% of Total	December 31, 2011	% of Total
	(dollars in thousands)
Commercial business	$1,111,440	45.6%	$1,031,721	43.9%
Real estate:
One-to-four family residential	55,883	2.3%	64,491	2.8%
Commercial and multifamily residential	1,017,736	41.8%	998,165	42.5%
Total real estate	1,073,619	44.1%	1,062,656	45.3%
Real estate construction:
One-to-four family residential	47,417	1.9%	50,208	2.1%
Commercial and multifamily residential	48,765	2.0%	36,768	1.6%
Total real estate construction	96,182	3.9%	86,976	3.7%
Consumer	167,387	6.9%	183,235	7.8%
Subtotal	2,448,628	100.5%	2,364,588	100.7%
Less: Net unearned income	(11,667)	(0.5)%	(16,217)	(0.7)%
Total noncovered loans, net of unearned income	2,436,961	100.0%	2,348,371	100.0%
Less: Allowance for loan and lease losses	(52,196)		(53,041)
Noncovered loans, net	2,384,765		2,295,330
Covered loans, net of allowance of ($31,784) and ($4,944), respectively	462,994		531,929
Total loans, net	$2,847,759		$2,827,259
Loans Held for Sale	$2,088		$2,148
Total noncovered loans increased $84.0 million, or 3.6%, from year-end 2011. Growth was centered in the commercial business loan segment which increased $79.7 million. Growth in this segment was broad-based led by agriculture and fishing, followed by finance and insurance. There was also strong growth in the commercial and multifamily residential real estate construction segment, which was led by growth in multifamily residential real estate construction loans. The growth in business and real estate construction loans was offset by contraction in the other portfolio segments, notably the consumer portfolio segment which declined $15.8 million. Most of this decline was in home equity loans. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.
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
The following table is a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the six months ended June 30, 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Established through acquisitions	—	—	—	—
Principal reductions	(82,134)	—	—	(82,134)
Accretion of loan discount	—	—	49,474	49,474
Changes in contractual and expected cash flows due to re-measurement	(58,285)	39,229	(8,938)	(27,994)
Reduction due to removals	(12,666)	1,909	5,072	(5,685)
Balance at June 30, 2012	$682,471	$(50,179)	$(214,061)	$418,231
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
The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	June 30, 2012	December 31, 2011
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$13,052	$10,243
Real estate:
One-to-four family residential	2,244	2,696
Commercial and multifamily residential	23,302	19,485
Total real estate	25,546	22,181
Real estate construction:
One-to-four family residential	5,223	10,785
Commercial and multifamily residential	3,754	7,067
Total real estate construction	8,977	17,852
Consumer	1,890	3,207
Total nonaccrual loans	49,465	53,483
Noncovered other real estate owned and other personal property owned	17,608	31,905
Total nonperforming noncovered assets	$67,073	$85,388
At June 30, 2012, nonperforming noncovered assets were $67.1 million, compared to $85.4 million at December 31, 2011. The percent of nonperforming, noncovered assets to period-end noncovered assets at June 30, 2012 was 1.56% compared to 2.02% for December 31, 2011. Nonperforming noncovered assets decreased $18.3 million during the six months ended June 30, 2012, primarily due to payments and declines in noncovered OREO and noncovered OPPO.
Other Real Estate Owned: During the six months ended June 30, 2012, noncovered OREO declined $9.0 million. The following table sets forth activity in noncovered OREO for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$22,893	$30,991
Transfers in, net of write-downs ($118 and $108, respectively)	6,388	3,148
OREO improvements	11	468
Additional OREO write-downs	(3,774)	(4,446)
Proceeds from sale of OREO property	(11,899)	(7,874)
Gain on sale of OREO, net	306	452
Total noncovered OREO, end of period	$13,925	$22,739
Other Personal Property Owned: During the six months ended June 30, 2012, noncovered OPPO declined $5.3 million primarily as a result of $2.0 million of OPPO sales and $2.3 million in write-downs recorded as expense in the consolidated statements of income. Also contributing to the decline in noncovered OPPO was the conversion of a $945 thousand item from OPPO to OREO during the current six month period.

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
At June 30, 2012, our allowance for loan and lease losses for noncovered loans was $52.2 million, or 2.14% of total noncovered loans (excluding loans held for sale) and 105.52% of nonperforming, noncovered loans. This compares with an allowance of $53.0 million, or 2.26% of the total loan portfolio (excluding loans held for sale), and 99.17% of nonperforming, noncovered loans at December 31, 2011.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$52,283	$55,315	$53,041	$60,993
Charge-offs:
Commercial business	(2,044)	(834)	(4,403)	(4,205)
One-to-four family residential	(334)	(216)	(449)	(664)
Commercial and multifamily residential	(1,839)	(1,554)	(4,516)	(1,919)
One-to-four family residential construction	(897)	(805)	(1,102)	(2,232)
Commercial and multifamily residential construction	(93)	(1,078)	(93)	(1,565)
Consumer	(374)	(271)	(1,467)	(1,196)
Total charge-offs	(5,581)	(4,758)	(12,030)	(11,781)
Recoveries
Commercial business	378	592	1,036	697
One-to-four family residential	2	—	45	—
Commercial and multifamily residential	822	13	892	86
One-to-four family residential construction	455	700	502	1,804
Commercial and multifamily residential construction	1	—	1	—
Consumer	86	45	459	108
Total recoveries	1,744	1,350	2,935	2,695
Net charge-offs	(3,837)	(3,408)	(9,095)	(9,086)
Provision charged to expense	3,750	2,150	8,250	2,150
Ending balance	$52,196	$54,057	$52,196	$54,057
Total noncovered loans, net at end of period, excluding loans held of sale (1)	$2,436,961	$1,987,474	$2,436,961	$1,987,474
Allowance for loan and lease losses to period-end noncovered loans	2.14%	2.72%	2.14%	2.72%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,665	$1,660	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	—	(200)	130	295
Ending balance	$1,665	$1,460	$1,665	$1,460
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
At June 30, 2012, the FDIC loss-sharing asset was $140.0 million which was comprised of a $120.2 million FDIC indemnification asset and a $19.8 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$159,061	$193,053	$175,071	$205,991
Adjustments not reflected in income
Established through acquisitions	—	68,734	—	68,734
Cash received from the FDIC	(19,508)	(44,892)	(34,313)	(44,892)
FDIC reimbursable losses, net	618	(782)	1,081	1,054
Adjustments reflected in income
Amortization, net	(9,851)	(8,059)	(23,725)	(21,628)
Impairment	9,350	1,841	21,898	1,503
Sale of other real estate	(1,498)	(1,149)	(3,565)	(2,016)
Other	99	505	194	505
Balance at end of period	$140,003	$209,694	$140,003	$209,694

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $57.9 million, or approximately 2%, since year-end 2011 while certificates of deposit greater than $100,000 decreased $23.5 million, or approximately 9%, to $239.3 million from year-end 2011.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company also participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity. At June 30, 2012 CDARS® deposits were $23.1 million, or 1% of total deposits, compared to $42.1 million at year-end 2011. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$1,159,462	30.3%	$1,156,610	30.3%
Interest bearing demand	794,430	20.7%	735,340	19.3%
Money market	1,040,787	27.2%	1,031,664	27.0%
Savings	296,679	7.7%	283,416	7.4%
Certificates of deposit less than $100,000	276,949	7.2%	303,405	8.0%
Total core deposits	3,568,307	93.1%	3,510,435	92.0%
Certificates of deposit greater than $100,000	239,279	6.3%	262,731	6.9%
Certificates of deposit insured by CDARS®	23,062	0.6%	42,080	1.1%
Subtotal	3,830,648	100.0%	3,815,246	100.0%
Premium resulting from acquisition date fair value adjustment	169		283
Total deposits	$3,830,817		$3,815,529
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At June 30, 2012, we had FHLB advances of $112.4 million, before acquisition date fair value adjustments, compared to $118.1 million at December 31, 2011.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2012 and December 31, 2011 we had repurchase agreements of $25.0 million. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2012, we had commitments to extend credit of $805.0 million compared to $709.9 million at December 31, 2011.
Capital Resources
Shareholders’ equity at June 30, 2012 was $758.7 million, down slightly from $759.3 million at December 31, 2011. Shareholders’ equity was 16% of total period-end assets at both June 30, 2012 and December 31, 2011.
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
The Company and its subsidiary qualify as “well-capitalized” at June 30, 2012 and December 31, 2011.

	Company		Columbia Bank		Requirements
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	20.78%	21.05%	18.09%	18.55%	8.00%	10.00%
Tier 1 risk-based capital ratio	19.51%	19.79%	16.82%	17.29%	4.00%	6.00%
Leverage ratio	12.88%	12.96%	11.25%	11.45%	4.00%	5.00%
Stock Repurchase Program
In October 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first six months of 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2012, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2011. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

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

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 6, 2012	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2012	By	/s/ CLINT E. STEIN
Clint E. Stein
Senior Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Furnished herewith