Form 10-Q
period 2012-09-30
COLUMBIA BANKING SYSTEM INC
filed 2012-11-02
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 31, 2012 was 39,687,880.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2012	December 31, 2011
ASSETS			(in thousands)
Cash and due from banks			$98,979	$91,364
Interest-earning deposits with banks			463,613	202,925
Total cash and cash equivalents			562,592	294,289
Securities available for sale at fair value (amortized cost of $898,434 and $987,560, respectively)			943,624	1,028,110
Federal Home Loan Bank stock at cost			22,017	22,215
Loans held for sale			3,600	2,148
Loans, excluding covered loans, net of unearned income of ($11,523) and ($16,217), respectively			2,476,844	2,348,371
Less: allowance for loan and lease losses			51,527	53,041
Loans, excluding covered loans, net			2,425,317	2,295,330
Covered loans, net of allowance for loan losses of ($29,157) and ($4,944), respectively			429,286	531,929
Total loans, net			2,854,603	2,827,259
FDIC loss-sharing asset			111,677	175,071
Interest receivable			16,587	15,287
Premises and equipment, net			115,506	107,899
Other real estate owned ($16,511 and $28,126 covered by FDIC loss-share, respectively)			27,386	51,019
Goodwill			115,554	115,554
Core deposit intangible, net			16,803	20,166
Other assets			113,100	126,928
Total assets			$4,903,049	$4,785,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,270,321	$1,156,610
Interest-bearing			2,668,534	2,658,919
Total deposits			3,938,855	3,815,529
Federal Home Loan Bank advances			113,080	119,009
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			64,137	67,069
Total liabilities			4,141,072	4,026,607
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2012	December 31, 2011
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,689	39,506	581,001	579,136
Retained earnings			152,498	155,069
Accumulated other comprehensive income			28,478	25,133
Total shareholders’ equity			761,977	759,338
Total liabilities and shareholders’ equity			$4,903,049	$4,785,945
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)
Interest Income
Loans	$52,600	$59,655	$168,875	$151,446
Taxable securities	4,218	6,037	14,414	16,701
Tax-exempt securities	2,422	2,500	7,442	7,483
Federal funds sold and deposits in banks	229	240	564	722
Total interest income	59,469	68,432	191,295	176,352
Interest Expense
Deposits	1,339	2,642	4,679	8,569
Federal Home Loan Bank advances	745	807	2,229	2,215
Long-term obligations	—	75	—	579
Other borrowings	120	120	358	377
Total interest expense	2,204	3,644	7,266	11,740
Net Interest Income	57,265	64,788	184,029	164,612
Provision for loan and lease losses	2,875	500	11,125	2,650
Provision (recapture) for losses on covered loans	(3,992)	433	23,381	2,312
Net interest income after provision for loan and lease losses	58,382	63,855	149,523	159,650
Noninterest Income (Loss)
Service charges and other fees	7,609	6,991	22,222	19,746
Gain on bank acquisitions, net of tax	—	1,830	—	1,830
Merchant services fees	2,054	1,952	6,167	5,393
Gain on sale of investment securities, net	—	—	62	—
Bank owned life insurance	747	523	2,177	1,556
Change in FDIC loss-sharing asset	(12,951)	(10,855)	(14,787)	(32,048)
Other	1,630	1,755	4,650	3,842
Total noninterest income (loss)	(911)	2,196	20,491	319
Noninterest Expense
Compensation and employee benefits	21,523	21,392	64,484	59,772
Occupancy	4,886	4,815	15,310	13,600
Merchant processing	921	976	2,724	2,764
Advertising and promotion	1,341	1,137	3,342	3,050
Data processing and communications	2,499	2,195	7,263	6,032
Legal and professional fees	2,783	1,957	6,221	4,868
Taxes, licenses and fees	1,124	1,211	3,594	2,983
Regulatory premiums	775	574	2,560	3,553
Net benefit of operation of other real estate owned	(1,069)	(195)	(536)	(423)
Amortization of intangibles	1,093	1,177	3,362	3,116
FDIC clawback liability	334	1,146	100	3,294
Other	4,726	3,550	16,689	11,836
Total noninterest expense	40,936	39,935	125,113	114,445
Income before income taxes	16,535	26,116	44,901	45,524
Income tax provision	4,655	7,244	12,220	12,241
Net Income	$11,880	$18,872	$32,681	$33,283
Earnings per common share
Basic	$0.30	$0.48	$0.82	$0.84
Diluted	$0.30	$0.48	$0.82	$0.84
Dividends paid per common share	$0.30	$0.06	$0.89	$0.14
Weighted average number of common shares outstanding	39,289	39,131	39,248	39,092
Weighted average number of diluted common shares outstanding	39,291	39,192	39,251	39,167

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Net income as reported	$11,880	$18,872
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($1,432) and ($2,808)	2,631	4,988
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $0	—	—
Net unrealized gain from securities, net of reclassification adjustment	2,631	4,988
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $0	—	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($7) and ($8)	13	14
Pension plan liability adjustment, net	13	14
Total comprehensive income	$14,524	$23,874

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Net income as reported	$32,681	$33,283
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($1,345) and ($7,733)	3,355	13,768
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $23 and $0	(39)	—
Net unrealized gain from securities, net of reclassification adjustment	3,316	13,768
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0 and $79	—	(143)
Net change in cash flow hedging instruments	—	(143)
Pension plan liability adjustment:
Net unrealized gain from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $154	—	(260)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($31) and ($23)	29	41
Pension plan liability adjustment, net	29	(219)
Total comprehensive income	$36,026	$46,689

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2011	39,338	$576,905	$117,692	$12,281	$706,878
Net income	—	—	33,283	—	33,283
Other comprehensive income	—	—	—	13,406	13,406
Issuance of common stock - stock option and other plans	47	792	—	—	792
Issuance of common stock - restricted stock awards, net of canceled awards	119	1,163	—	—	1,163
Purchase and retirement of common stock	(2)	(32)	—	—	(32)
Cash dividends paid on common stock	—	—	(5,524)	—	(5,524)
Balance at September 30, 2011	39,502	$578,828	$145,451	$25,687	$749,966
Balance at January 1, 2012	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	32,681	—	32,681
Other comprehensive income	—	—	—	3,345	3,345
Issuance of common stock - stock option and other plans	40	713	—	—	713
Issuance of common stock - restricted stock awards, net of canceled awards	143	1,152	—	—	1,152
Cash dividends paid on common stock	—	—	(35,252)	—	(35,252)
Balance at September 30, 2012	39,689	$581,001	$152,498	$28,478	$761,977

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Nine Months Ended September 30,
	2012	2011 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income	$32,681	$33,283
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	34,506	4,962
Stock-based compensation expense	1,152	1,163
Depreciation, amortization and accretion	45,873	35,168
Net realized gain on FDIC-assisted bank acquisitions	—	(1,830)
Net realized gain on sale of securities	(62)	—
Net realized gain on sale of other assets	(35)	(13)
Net realized gain on sale of other real estate owned	(8,604)	(7,069)
Gain on termination of cash flow hedging instruments	—	(222)
Write-down on other real estate owned	7,001	5,392
Net change in:
Loans held for sale	(1,452)	(1,814)
Interest receivable	(1,300)	(3,384)
Interest payable	(374)	(226)
Other assets	(5,223)	3,186
Other liabilities	(3,881)	1,608
Net cash provided by operating activities	100,282	70,204
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(72,180)	(69,420)
Purchases of:
Securities available for sale	(87,346)	(294,678)
Premises and equipment	(12,404)	(10,619)
Proceeds from:
FDIC reimbursement on loss-sharing asset	49,194	51,000
Sales of securities available for sale	3,845	—
Principal repayments and maturities of securities available for sale	163,584	101,071
Disposal of premises and equipment	25	59
Sales of covered other real estate owned	25,202	14,604
Sales of other real estate and other personal property owned	15,069	10,234
Capital improvements on other real estate properties	(11)	(726)
Decrease in Small Business Administration secured borrowings	—	(642)
Net cash acquired in business combinations	—	247,792
Net cash provided by investing activities	84,978	48,675
Cash Flows From Financing Activities
Net increase (decrease) in deposits	123,326	(215,701)
Proceeds from:
Federal Home Loan Bank advances	—	100
Federal Reserve Bank borrowings	—	100
Exercise of stock options	713	792
Payment for:
Repayment of Federal Home Loan Bank advances	(5,744)	(39,447)
Repayment of Federal Reserve Bank borrowings	—	(100)
Common stock dividends	(35,252)	(5,524)
Purchase and retirement of common stock	—	(32)
Net decrease in other borrowings	—	(25,735)
Net cash provided by (used in) financing activities	83,043	(285,547)
Increase (Decrease) in cash and cash equivalents	268,303	(166,668)
Cash and cash equivalents at beginning of period	294,289	514,130
Cash and cash equivalents at end of period	$562,592	$347,462
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$7,640	$11,967
Cash paid for income tax	$9,605	$12,870
Non-cash investing activities
Assets acquired in FDIC-assisted acquisitions (excluding cash and cash equivalents)	$—	$485,870
Liabilities assumed in FDIC-assisted acquisitions	$—	$731,832
Loans transferred to other real estate owned	$15,024	$16,505
(1) Reclassified to conform to the current period’s presentation.
See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results to be anticipated for the year ending December 31, 2012. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K.
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
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and there is a subsequent change in the amount of cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitations of the Loss-Sharing Agreement ("LSA"). For amortization of changes in value, the reporting entity should use the term of the LSA if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$544,106	$19,525	$(423)	$563,208
State and municipal securities	258,130	24,388	(18)	282,500
U.S. government agency and government-sponsored enterprise securities	92,888	1,618	—	94,506
Other securities	3,310	125	(25)	3,410
Total	$898,434	$45,656	$(466)	$943,624
December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$678,631	$19,323	$(2,000)	$695,954
State and municipal securities	263,075	22,746	(58)	285,763
U.S. government agency and government-sponsored enterprise securities	42,558	505	—	43,063
Other securities	3,296	64	(30)	3,330
Total	$987,560	$42,638	$(2,088)	$1,028,110
The scheduled contractual maturities of investment securities available for sale at September 30, 2012 are presented as follows:

	September 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$23,144	$26,360
Due after one year through five years	138,171	142,207
Due after five years through ten years	152,525	160,307
Due after ten years	581,285	611,341
Other securities with no stated maturity	3,309	3,409
Total investment securities available-for-sale	$898,434	$943,624
The following table summarizes, as of September 30, 2012, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
To Washington and Oregon State to secure public deposits	$249,626
To Federal Reserve Bank to secure borrowings	51,487
Other securities pledged	46,994
Total securities pledged as collateral	$348,107

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$33,377	$(272)	$18,445	$(151)	$51,822	(423)
State and municipal securities	636	(4)	424	(14)	1,060	(18)
Other securities	—	—	975	(25)	975	(25)
Total	$34,013	$(276)	$19,844	$(190)	$53,857	$(466)

December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$238,875	$(1,999)	$196	$(1)	$239,071	$(2,000)
State and municipal securities	3,820	(24)	950	(34)	4,770	(58)
Other securities	—	—	970	(30)	970	(30)
Total	$242,695	$(2,023)	$2,116	$(65)	$244,811	$(2,088)
At September 30, 2012, there were 18 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which nine were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.
At September 30, 2012, there were three state and municipal government securities in an unrealized loss position, of which two were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2012, none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.
At September 30, 2012, there was one other security, a mortgage-backed securities fund in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

Securities Deemed to be Other-Than-Temporarily Impaired
During 2011, the Company determined that one of its state and municipal securities with a par amount of $3.0 million was other-than-temporarily impaired due to it maturing during the period without repaying the principal amount. The Company determined that the entire amount of the other-than-temporary impairment was credit-related as the present value of the expected future cash flows for the defaulted security was zero. The credit-related other-than-temporary impairment of $3.0 million was recorded in the consolidated statements of income for the year ended December 31, 2011. The Company continues to hold this security at September 30, 2012. Based on information available at September 30, 2012, the the fair value of this security has been increased to the original par amount as the Company was notified that there would be a full repayment. The increase in fair value was recorded to accumulated other comprehensive income in the consolidated balance sheet. Subsequent to quarter end, on October 1, 2012, the Company received full payment on this municipal bond, including accrued interest.

4.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-sharing agreements.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	September 30, 2012	December 31, 2011
Noncovered loans:	(in thousands)
Commercial business	$1,142,737	$1,031,721
Real estate:
One-to-four family residential	47,656	64,491
Commercial and multifamily residential	1,035,356	998,165
Total real estate	1,083,012	1,062,656
Real estate construction:
One-to-four family residential	50,381	50,208
Commercial and multifamily residential	51,466	36,768
Total real estate construction	101,847	86,976
Consumer	160,771	183,235
Less: Net unearned income	(11,523)	(16,217)
Total noncovered loans, net of unearned income	2,476,844	2,348,371
Less: Allowance for loan and lease losses	(51,527)	(53,041)
Total noncovered loans, net	$2,425,317	$2,295,330
Loans held for sale	$3,600	$2,148
At September 30, 2012 and December 31, 2011, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $13.5 million and $9.0 million at September 30, 2012 and December 31, 2011, respectively. During the first nine months of 2012, advances on related party loans were $6.9 million and repayments totaled $2.4 million.
At September 30, 2012 and December 31, 2011, $441.6 million and $462.0 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings. The Company has also pledged $61.7 million and $351.3 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2012 and December 31, 2011, respectively.

The following is an analysis of noncovered, nonaccrual loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$12,455	$21,683	$10,124	$16,820
Unsecured	109	109	119	719
Real estate:
One-to-four family residential	2,220	2,617	2,696	3,011
Commercial & multifamily residential
Commercial land	3,647	7,581	3,739	7,230
Income property multifamily	6,628	9,233	6,775	9,265
Owner occupied	9,184	12,598	8,971	10,932
Real estate construction:
One-to-four family residential
Land and acquisition	3,332	7,360	7,799	16,703
Residential construction	2,027	2,648	2,986	5,316
Commercial & multifamily residential
Income property multifamily	—	—	7,067	14,912
Consumer	1,987	2,279	3,207	3,960
Total	$41,589	$66,108	$53,483	$88,868

 The following is an aging of the recorded investment of the noncovered loan portfolio as of September 30, 2012 and December 31, 2011:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,079,237	$4,735	$572	$—	$5,307	$12,455	$1,096,999
Unsecured	41,414	58	485	—	543	109	42,066
Real estate:
One-to-four family residential	45,173	31	401	—	432	2,220	47,825
Commercial & multifamily residential
Commercial land	39,729	93	420	—	513	3,647	43,889
Income property multifamily	576,969	2,281	—	—	2,281	6,628	585,878
Owner occupied	388,011	1,124	—	—	1,124	9,184	398,319
Real estate construction:
One-to-four family residential
Land and acquisition	14,139	386	1,225	—	1,611	3,332	19,082
Residential construction	27,390	118	1,395	—	1,513	2,027	30,930
Commercial & multifamily residential
Income property multifamily	27,027	—	—	—	—	—	27,027
Owner occupied	23,974	—	—	—	—	—	23,974
Consumer	157,901	848	119	—	967	1,987	160,855
Total	$2,420,964	$9,674	$4,617	$—	$14,291	$41,589	$2,476,844

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2011	(in thousands)
Noncovered loans:
Commercial business
Secured	$966,563	$1,741	$2,989	$—	$4,730	$10,124	$981,417
Unsecured	46,880	407	—	—	407	119	47,406
Real estate:
One-to-four family residential	60,764	603	—	—	603	2,696	64,063
Commercial & multifamily residential
Commercial land	46,161	781	—	—	781	3,739	50,681
Income property multifamily	524,225	2,872	121	—	2,993	6,775	533,993
Owner occupied	394,691	829	298	—	1,127	8,971	404,789
Real estate construction:
One-to-four family residential
Land and acquisition	17,249	153	—	—	153	7,799	25,201
Residential construction	19,555	1,390	—	—	1,390	2,986	23,931
Commercial & multifamily residential
Income property multifamily	13,810	—	—	—	—	7,067	20,877
Owner occupied	12,790	—	—	—	—	—	12,790
Consumer	179,753	141	122	—	263	3,207	183,223
Total	$2,282,441	$8,917	$3,530	$—	$12,447	$53,483	$2,348,371

The following is an analysis of impaired loans as of September 30, 2012 and December 31, 2011:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,088,513	$8,486	$1,498	$2,086	$315	$6,988	$12,330
Unsecured	41,966	100	100	100	100	—	—
Real estate:
One-to-four family residential	45,849	1,976	353	366	69	1,623	1,832
Commercial & multifamily residential
Commercial land	40,824	3,065	205	214	1	2,860	6,470
Income property multifamily	579,603	6,275	—	—	—	6,275	8,574
Owner occupied	384,110	14,209	1,559	1,657	245	12,650	18,162
Real estate construction:
One-to-four family residential
Land and acquisition	16,263	2,819	—	—	—	2,819	4,813
Residential construction	28,101	2,829	—	—	—	2,829	3,444
Commercial & multifamily residential
Income property multifamily	27,027	—	—	—	—	—	—
Owner occupied	23,974	—	—	—	—	—	—
Consumer	159,812	1,043	—	—	—	1,043	1,049
Total	$2,436,042	$40,802	$3,715	$4,423	$730	$37,087	$56,674

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2011	(in thousands)
Noncovered loans:
Commercial business
Secured	$972,531	$8,886	$2,926	$2,927	$954	$5,960	$12,109
Unsecured	47,309	97	97	97	97	—	—
Real estate:
One-to-four family residential	61,584	2,479	582	590	96	1,897	2,136
Commercial & multifamily residential
Commercial land	46,882	3,799	—	—	—	3,799	6,773
Income property multifamily	527,362	6,631	687	759	63	5,944	7,700
Owner occupied	390,225	14,564	274	274	185	14,290	18,524
Real estate construction:
One-to-four family residential
Land and acquisition	17,813	7,388	450	948	—	6,938	11,978
Residential construction	18,847	5,084	59	1,509	59	5,025	5,116
Commercial & multifamily residential
Income property multifamily	13,810	7,067	—	—	—	7,067	14,947
Owner occupied	12,790	—	—	—	—	—	—
Consumer	180,930	2,293	151	225	30	2,142	2,639
Total	$2,290,083	$58,288	$5,226	$7,329	$1,484	$53,062	$81,922

The following table provides additional information on impaired loans for the three and nine month periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$10,306	$6	$8,400	$(36)	$10,008	$14	$17,251	$16
Unsecured	118	1	194	(1)	118	5	148	—
Real estate:
One-to-four family residential	2,014	(9)	2,236	—	2,140	—	2,498	—
Commercial & multifamily residential
Commercial land	3,079	—	3,790	—	3,242	—	4,380	—
Income property multifamily	7,577	55	7,454	84	7,830	60	9,444	526
Owner occupied	13,185	244	15,799	234	13,668	762	15,427	298
Real estate construction:
One-to-four family residential
Land and acquisition	3,213	—	8,202	38	4,876	—	9,368	176
Residential construction	2,792	12	3,713	—	3,539	17	4,397	—
Commercial & multifamily residential
Income property multifamily	1,877	—	6,800	—	3,961	—	7,064	—
Owner occupied	—	—	—	—	—	—	—	—
Consumer	1,045	11	3,824	12	1,359	33	4,276	13
Total	$45,206	$320	$60,412	$331	$50,741	$891	$74,253	$1,029

There were no Troubled Debt Restructurings ("TDR") during the three and nine months ended September 30, 2012. The following is an analysis of loans classified as TDR during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	1	$226	$226
Total	1	$226	$226

	Nine months ended September 30, 2011
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	3	$578	$578
Real estate:
Commercial and multifamily residential:
Income property multifamily	1	623	623
Real estate construction:
One-to-four family residential:
Residential construction	1	36	36
Total	5	$1,237	$1,237
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $1.2 million and $535 thousand of additional funds on loans classified as TDR as of September 30, 2012 and December 31, 2011, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the nine months ended September 30, 2012.

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
When a loan is deemed to be impaired, the Company has to determine if a specific valuation allowance is required for that loan. The specific valuation allowance is a reserve, calculated at the individual loan level, for each loan determined to be both impaired and containing a value less than its recorded investment. The Company measures the impairment based on the discounted expected future cash flows, observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent or if foreclosure is probable. The specific reserve for each loan is equal to the difference between the recorded investment in the loan and its determined impairment value.
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
We have used the same methodology for ALLL calculations during the nine months ended September 30, 2012 and 2011. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three and nine months ended September 30, 2012 and 2011:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$26,505	$(3,744)	$194	$3,007	$25,962	$315	$25,647
Unsecured	772	(31)	83	(56)	768	100	668
Real estate:
One-to-four family residential	673	(49)	157	(216)	565	69	496
Commercial & multifamily residential
Commercial land	270	(55)	—	207	422	1	421
Income property multifamily	8,726	(436)	357	387	9,034	—	9,034
Owner occupied	9,037	(101)	89	(694)	8,331	245	8,086
Real estate construction:
One-to-four family residential
Land and acquisition	1,651	(307)	404	(279)	1,469	—	1,469
Residential construction	1,197	(18)	—	3	1,182	—	1,182
Commercial & multifamily residential
Income property multifamily	755	—	63	(456)	362	—	362
Owner occupied	68	—	—	23	91	—	91
Consumer	2,049	(500)	350	267	2,166	—	2,166
Unallocated	493	—	—	682	1,175	—	1,175
Total	$52,196	$(5,241)	$1,697	$2,875	$51,527	$730	$50,797
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$24,745	$(8,126)	$1,184	$8,159	$25,962	$315	$25,647
Unsecured	689	(52)	130	1	768	100	668
Real estate:
One-to-four family residential	654	(499)	202	208	565	69	496
Commercial & multifamily residential
Commercial land	488	(437)	—	371	422	1	421
Income property multifamily	9,551	(3,959)	710	2,732	9,034	—	9,034
Owner occupied	9,606	(712)	628	(1,191)	8,331	245	8,086
Real estate construction:
One-to-four family residential
Land and acquisition	2,331	(809)	827	(880)	1,469	—	1,469
Residential construction	864	(617)	79	856	1,182	—	1,182
Commercial & multifamily residential
Income property multifamily	665	(93)	64	(274)	362	—	362
Owner occupied	35	—	—	56	91	—	91
Consumer	2,719	(1,968)	809	606	2,166	—	2,166
Unallocated	694	—	—	481	1,175	—	1,175
Total	$53,041	$(17,272)	$4,633	$11,125	$51,527	$730	$50,797

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2011	(in thousands)
Noncovered loans:
Commercial business
Secured	$22,320	$(1,904)	$420	$2,462	$23,298	$54	$23,244
Unsecured	573	(42)	40	167	738	—	738
Real estate:
One-to-four family residential	847	(53)	78	70	942	—	942
Commercial & multifamily residential
Commercial land	894	(4)	—	(130)	760	—	760
Income property multifamily	14,709	(339)	10	(5,407)	8,973	297	8,676
Owner occupied	6,479	(100)	—	311	6,690	408	6,282
Real estate construction:
One-to-four family residential
Land and acquisition	2,852	(169)	63	269	3,015	175	2,840
Residential construction	1,704	(14)	56	(222)	1,524	—	1,524
Commercial & multifamily residential
Income property multifamily	43	(145)	—	157	55	—	55
Owner occupied	34	—	—	(7)	27	—	27
Consumer	2,748	(2,102)	70	2,985	3,701	32	3,669
Unallocated	854	—	—	(155)	699	—	699
Total	$54,057	$(4,872)	$737	$500	$50,422	$966	$49,456
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2011	(in thousands)
Noncovered loans:
Commercial business
Secured	$21,811	$(6,025)	$749	$6,763	$23,298	$54	$23,244
Unsecured	738	(126)	408	(282)	738	—	738
Real estate:
One-to-four family residential	1,100	(717)	78	481	942	—	942
Commercial & multifamily residential
Commercial land	634	(660)	—	786	760	—	760
Income property multifamily	15,210	(979)	65	(5,323)	8,973	297	8,676
Owner occupied	9,692	(723)	31	(2,310)	6,690	408	6,282
Real estate construction:
One-to-four family residential
Land and acquisition	3,769	(1,347)	1,831	(1,238)	3,015	175	2,840
Residential construction	2,292	(1,068)	92	208	1,524	—	1,524
Commercial & multifamily residential
Income property multifamily	274	(1,710)	—	1,491	55	—	55
Owner occupied	70	—	—	(43)	27	—	27
Consumer	2,120	(3,298)	178	4,701	3,701	32	3,669
Unallocated	3,283	—	—	(2,584)	699	—	699
Total	$60,993	$(16,653)	$3,432	$2,650	$50,422	$966	$49,456

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$1,665	$1,460	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	250	—	380	295
Balance at end of period	$1,915	$1,460	$1,915	$1,460
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of September 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,024,510	$18,596	$53,893	$—	$—	$1,096,999
Unsecured	41,496	26	544	—	—	42,066
Real estate:
One-to-four family residential	45,393	407	2,025	—	—	47,825
Commercial and multifamily residential:
Commercial land	39,842	—	4,047	—	—	43,889
Income property multifamily	557,868	8,496	19,514	—	—	585,878
Owner occupied	356,582	3,940	37,797	—	—	398,319
Real estate construction:
One-to-four family residential:
Land and acquisition	11,467	2,035	5,580	—	—	19,082
Residential construction	25,130	476	5,324	—	—	30,930
Commercial and multifamily residential:
Income property multifamily	27,027	—	—	—	—	27,027
Owner occupied	23,974	—	—	—	—	23,974
Consumer	154,853	298	5,634	70	—	160,855
Total	$2,308,142	$34,274	$134,358	$70	$—	2,476,844
Less:
Allowance for loan losses						51,527
Noncovered loans, net						$2,425,317

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2011	(in thousands)
Noncovered loans:
Commercial business:
Secured	$908,883	$18,703	$53,447	$384	$—	$981,417
Unsecured	46,732	318	356	—	—	47,406
Real estate:
One-to-four family residential	58,517	2,040	3,506	—	—	64,063
Commercial and multifamily residential:
Commercial land	44,166	5	6,510	—	—	50,681
Income property multifamily	492,922	16,002	25,069	—	—	533,993
Owner occupied	351,928	13,590	39,266	—	5	404,789
Real estate construction:
One-to-four family residential:
Land and acquisition	12,349	2,684	10,168	—	—	25,201
Residential construction	16,764	1,649	5,518	—	—	23,931
Commercial and multifamily residential:
Income property multifamily	12,812	—	8,065	—	—	20,877
Owner occupied	12,790	—	—	—	—	12,790
Consumer	176,304	859	6,060	—	—	183,223
Total	$2,134,167	$55,850	$157,965	$384	$5	2,348,371
Less:
Allowance for loan losses						53,041
Noncovered loans, net						$2,295,330

6.	Changes in Noncovered Other Real Estate Owned
The following tables set forth activity in noncovered OREO for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$13,925	$22,739	$22,893	$30,991
Transfers in, net of write-downs ($24, $0, $24 and $108, respectively)	139	5,287	6,527	8,434
OREO improvements	—	257	11	726
Additional OREO write-downs	(458)	(644)	(4,232)	(5,090)
Proceeds from sale of OREO property	(3,170)	(2,359)	(15,069)	(10,234)
Gain (loss) on sale of OREO, net	439	(224)	745	229
Total noncovered OREO at end of period	$10,875	$25,056	$10,875	$25,056
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of September 30, 2012, the net present value of the Bank’s estimated clawback liability is $3.8 million, which is included in other liabilities on the consolidated balance sheets.

The following is an analysis of our covered loans, net of related allowance for losses as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Covered loans:	(dollars in thousands)
Commercial business	$141,094	$195,737
Real estate:
One-to-four family residential	62,959	79,328
Commercial and multifamily residential	257,279	311,308
Total real estate	320,238	390,636
Real estate construction:
One-to-four family residential	29,774	54,402
Commercial and multifamily residential	16,694	23,661
Total real estate construction	46,468	78,063
Consumer	46,532	56,877
Subtotal of covered loans	554,332	721,313
Less:
Valuation discount resulting from acquisition accounting	95,889	184,440
Allowance for loan losses	29,157	4,944
Covered loans, net of allowance for loan losses	$429,286	$531,929
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
Inputs to the determination of expected cash flows include cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix. The transition matrix is a matrix of probability values that specifies the probability of a loan pool transitioning into a particular delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) given its delinquency state at the remeasurement date. Loss severity factors are based upon actual charge-off data within the loan pools and recovery lags are based upon experience with the collateral within the loan pools.
Acquired loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not a clear indicator of losses on acquired loans as the loans were acquired with a significant discount and a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.
Losses attributable to draws on acquired loans, advanced subsequent to the loan acquisition date, are accounted for under ASC 450-20 and those amounts are also subject to the Company’s internal and external credit review. An allowance for loan losses is estimated in a similar manner as the originated loan portfolio, and a provision for loan losses is charged to earnings as necessary.
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

The following table shows the changes in accretable yield for acquired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$214,061	$314,333	$259,669	$256,572
Accretion	(19,571)	(23,608)	(69,045)	(60,369)
Disposals	(3,146)	(8,594)	(8,218)	(24,134)
Reclassifications from (to) nonaccretable difference	(2,861)	69	6,077	50,320
Balance at end of period	$188,483	$282,200	$188,483	$282,200
During the nine months ended September 30, 2012, the Company recorded a provision expense for losses on covered loans of $23.4 million. Of this amount, $26.0 million was impairment expense calculated in accordance with ASC 310-30 and $2.6 million was a negative provision to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $23.4 million of provision expense for covered loans was partially offset through noninterest income by a $18.7 million increase in the FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$31,784	$7,948	$4,944	$6,055
Loans charged off	(977)	(312)	(2,574)	(368)
Recoveries	2,342	258	3,406	328
Provision (recapture) charged to expense	(3,992)	433	23,381	2,312
Balance at end of period	$29,157	$8,327	$29,157	$8,327

The following is an analysis of the credit quality of our covered loan portfolio as of December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2012	(in thousands)
Covered loans:
Commercial business:
Secured	$81,399	$1,990	$50,526	$—	$—	$133,915
Unsecured	4,899	—	2,280	—	—	7,179
Real estate:
One-to-four family residential	47,369	1,493	14,097	—	—	62,959
Commercial and multifamily residential:
Commercial land	17,464	—	13,259	—	—	30,723
Income property multifamily	92,829	3,337	23,171	—	—	119,337
Owner occupied	87,809	3,229	16,181	—	—	107,219
Real estate construction:
One-to-four family residential:
Land and acquisition	4,733	1,422	8,258	—	—	14,413
Residential construction	6,504	—	8,857	—	—	15,361
Commercial and multifamily residential:
Income property multifamily	4,702	—	8,652	—	—	13,354
Owner occupied	1,114	—	2,226	—	—	3,340
Consumer	40,940	177	5,415	—	—	46,532
Total	$389,762	$11,648	$152,922	$—	$—	554,332
Less:
Valuation discount resulting from acquisition accounting						95,889
Allowance for loan losses						29,157
Covered loans, net						$429,286

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2011	(in thousands)
Covered loans:
Commercial business:
Secured	$103,472	$6,239	$73,793	$1,209	$1	$184,714
Unsecured	7,608	741	2,659	15	—	11,023
Real estate:
One-to-four family residential	56,948	2,210	20,170	—	—	79,328
Commercial and multifamily residential:
Commercial land	21,947	1,213	21,027	—	—	44,187
Income property multifamily	109,339	4,013	35,567	—	—	148,919
Owner occupied	89,555	3,673	24,974	—	—	118,202
Real estate construction:
One-to-four family residential:
Land and acquisition	4,834	1,535	17,646	1,289	—	25,304
Residential construction	8,264	371	20,463	—	—	29,098
Commercial and multifamily residential:
Income property multifamily	2,928	2,779	13,657	—	—	19,364
Owner occupied	1,142	—	3,155	—	—	4,297
Consumer	48,067	255	8,150	357	48	56,877
Total	$454,104	$23,029	$241,261	$2,870	$49	721,313
Less:
Valuation discount resulting from acquisition accounting						184,440
Allowance for loan losses						4,944
Covered loans, net						$531,929

The following table sets forth activity in covered OREO at carrying value for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Covered OREO:
Balance at beginning of period	$19,079	$23,730	$28,126	$14,443
Established through acquisitions	—	—	—	10,387
Transfers in	3,096	2,979	8,497	8,071
Additional OREO write-downs	(730)	(189)	(2,769)	(302)
Proceeds from sale of OREO property	(6,822)	(3,523)	(25,202)	(14,604)
Gain on sale of OREO	1,888	1,838	7,859	6,840
Total covered OREO at end of period	$16,511	$24,835	$16,511	$24,835
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At September 30, 2012, the FDIC loss-sharing asset is comprised of a $101.8 million FDIC indemnification asset and a $9.9 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
For covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the quarterly remeasurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC. Consistent with the loss-sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured as 80% of the resulting impairment.
Alternatively, when the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss-sharing agreement.

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$140,003	$209,694	$175,071	$205,991
Adjustments not reflected in income
Established through acquisitions	—	—	—	68,734
Cash received from the FDIC	(14,881)	(6,108)	(49,194)	(51,000)
FDIC reimbursable losses, net	(494)	1,138	587	2,192
Adjustments reflected in income
Amortization, net	(9,694)	(10,928)	(33,418)	(32,556)
Loan impairment (recapture)	(3,193)	921	18,705	2,424
Sale of other real estate	(1,315)	(1,471)	(4,881)	(3,487)
Write-downs of other real estate	1,141	467	4,503	911
Other	110	156	304	660
Balance at end of period	$111,677	$193,869	$111,677	$193,869

8.	Goodwill and Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
During the third quarter of 2012, the Company changed its annual goodwill impairment testing date from September 30 to July 31, which did not result in any delay, acceleration or avoidance of impairment. The Company believes this date for the annual goodwill impairment test is preferable because it provides more time to complete the impairment testing as it occurs earlier within a quarterly reporting cycle. The additional time is preferable as it would allow more time before the quarterly reporting deadline to estimate the implied fair value of goodwill for comparison with its carrying value, if necessary. This change was applied prospectively beginning on July 31, 2012. Retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. In connection with this change, the Company performed an impairment assessment as of July 31, 2012 and concluded that there was no impairment.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.

The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total goodwill at beginning of period	$115,554	$118,434	$115,554	$109,639
Established through acquisitions	—	—	—	8,795
Total goodwill at end of period	115,554	118,434	115,554	118,434
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	32,441	28,497	32,441	26,651
Accumulated amortization at beginning of period	(14,545)	(9,894)	(12,275)	(7,955)
Core deposit intangible, net at beginning of period	17,896	18,603	20,166	18,696
Established through acquisitions	—	3,943	—	5,789
CDI current period amortization	(1,093)	(1,177)	(3,363)	(3,116)
Total core deposit intangible, net at end of period	16,803	21,369	16,803	21,369
Total goodwill and intangible assets at end of period	$132,357	$139,803	$132,357	$139,803
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2012 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2012	$1,082
2013	3,964
2014	3,397
2015	2,645
2016	2,184

9.	Shareholders’ Equity
On January 26, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.29 per share, both payable on February 22, 2012 to shareholders of record at the close of business February 8, 2012. On April 25, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special one-time cash dividend of $0.14 per share, payable on May 23, 2012 to shareholders of record at the close of business May 9, 2012. On July 26, 2012, the Company declared a quarterly cash dividend of $0.09 per share and a special one-time cash dividend of $0.21 per share, payable on August 22, 2012 to shareholders of record at the close of business August 8, 2012. Subsequent to quarter end, on October 25, 2012, the Company declared a quarterly cash dividend of $0.09 per share payable on November 21, 2012 to shareholders of record at the close of business November 7, 2012. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

10.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2012 and December 31, 2011 was $164.3 million and $160.3 million, respectively. There was no impact to the statement of operations for the three or nine month periods ending September 30, 2012 and 2011.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$16,375	Other assets	$16,302	Other liabilities	$16,375	Other liabilities	$16,302

11.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2012	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$563,208	$—	$563,208	$—
State and municipal debt securities	282,500	—	279,550	2,950
U.S. government agency and government-sponsored enterprise securities	94,506	—	94,506	—
Other securities	3,410	—	3,410	—
Total securities available for sale	$943,624	$—	$940,674	$2,950
Other assets (Interest rate contracts)	$16,375	$—	$16,375	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,375	$—	$16,375	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2011	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$695,954	$—	$695,954	$—
State and municipal debt securities	285,763	—	285,763	—
U.S. government agency and government-sponsored enterprise securities	43,063	—	43,063	—
Other securities	3,330	—	3,330	—
Total securities available for sale	$1,028,110	$—	$1,028,110	$—
Other assets (Interest rate contracts)	$16,302	$—	$16,302	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,302	$—	$16,302	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month period ended September 30, 2012.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Activity in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 is summarized in the following table:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Securities available for sale - State and municipal securities:	(in thousands)
Beginning balance	$—	$—
Unrealized gain recorded to accumulated other comprehensive income (1)	2,950	2,950
Ending Balance	$2,950	$2,950
_____________
(1) Based on information available at September 30, 2012, the the fair value of a security that had been fully impaired was increased to the original par amount as the Company was notified that there would be a full repayment. See Note 3 "Securities" for more information.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral if the loan is a collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment. The impairment evaluations are performed in conjunction with the ALLL process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The Real Estate Appraisal Services Department ("REASD"), which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
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

The following tables set forth the Company's assets that were measured using fair value estimates on a nonrecurring basis at September 30, 2012 and 2011.

	Fair value at September 30, 2012	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended September 30, 2012	Losses During the Nine Months Ended September 30, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$6,094	$—	$—	$6,094	$509	$(3,377)
Noncovered OREO	1,807	—	—	1,807	(458)	(3,117)
Covered OREO	1,021	—	—	1,021	(481)	(1,025)
Noncovered OPPO	—	—	—	—	—	(1,990)
	$8,922	$—	$—	$8,922	$(430)	$(9,509)

	Fair value at September 30, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2011	Losses During the Nine Months Ended September 30, 2011
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$3,717	$—	$—	$3,717	$(735)	$(4,707)
Noncovered OREO	2,876	—	—	2,876	(573)	(3,120)
Covered OREO	455	—	—	455	(204)	(280)
Noncovered OPPO	—	—	—	—	—	(185)
	$7,048	$—	$—	$7,048	$(1,512)	$(8,292)
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

	Fair value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$4,148	Market	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	1,946	Market	Adjustment to stated value	0% - 70% (33%)
Noncovered OREO	1,807	Market	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,021	Market	Adjustment to Appraisal Value	N/A (2)
Noncovered OPPO	—	Market	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2012 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on September 30, 2012 (Level 3).
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

The following table summarizes carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value:

	September 30, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$98,979	$98,979	$98,979	$—	$—	$91,364	$91,364
Interest-earning deposits with banks	463,613	463,613	463,613	—	—	202,925	202,925
Securities available for sale	943,624	943,624	—	940,674	2,950	1,028,110	1,028,110
FHLB stock	22,017	22,017	—	22,017	—	22,215	22,215
Loans held for sale	3,600	3,600	—	3,600	—	2,148	2,148
Loans	2,854,603	2,944,623	—	—	2,944,623	2,827,259	2,957,345
FDIC loss-sharing asset	111,677	35,518	—	—	35,518	175,071	71,788
Interest rate contracts	16,375	16,375	—	16,375	—	16,302	16,302
Liabilities
Deposits	$3,938,855	$3,939,661	$3,421,361	$518,300	$—	$3,815,529	$3,817,013
FHLB Advances	113,080	113,206	—	113,206	—	119,009	119,849
Repurchase agreements	25,000	26,220	—	26,220	—	25,000	26,580
Interest rate contracts	16,375	16,375	—	16,375	—	16,302	16,302

12.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands except per share)
Basic EPS:
Net income	$11,880	$18,872	$32,681	$33,283
Less: Earnings allocated to participating securities	(113)	(177)	(336)	(311)
Earnings allocated to common shareholders	$11,767	$18,695	$32,345	$32,972
Weighted average common shares outstanding	39,289	39,131	39,248	39,092
Basic earnings per common share	$0.30	$0.48	$0.82	$0.84
Diluted EPS:
Earnings allocated to common shareholders	$11,767	$18,695	$32,345	$32,972
Weighted average common shares outstanding	39,289	39,131	39,248	39,092
Dilutive effect of equity awards	2	61	3	75
Weighted average diluted common shares outstanding	39,291	39,192	39,251	39,167
Diluted earnings per common share	$0.30	$0.48	$0.82	$0.84
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	53	75	46	62

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
the possibility that the proposed merger with West Coast Bancorp (“West Coast”) does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the effect on the trading price of our stock if the merger with West Coast is not completed;

•	the ability to successfully combine Columbia and the West Coast organizations;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	our reliance on FHLB advances and FRB borrowings as additional sources of short and long-term funding;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of FDIC-assisted loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses, business combinations, acquired impaired loans, FDIC loss sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Acquired Impaired Loans”, "FDIC Loss Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2011 Annual Report on Form 10-K. There have not been any material changes other than the change described below in our critical accounting policies as compared to those disclosed in our 2011 Annual Report on Form 10-K.
During the third quarter of 2012, we changed our annual goodwill impairment testing date from September 30 to July 31. In connection with this change, we performed an impairment assessment as of July 31, 2012 and concluded that there was no impairment.
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
Earnings Summary
The Company reported net income for the third quarter of $11.9 million or $0.30 per diluted common share, compared to $18.9 million or $0.48 per diluted common share for the third quarter of 2011. For the first nine months of 2012, the Company reported net income of $32.7 million, or $0.82 per diluted common share, compared to $33.3 million, or $0.84 per diluted common share for the first nine months of 2011.
The decrease in net income from the third quarter of 2011 was attributable to an increase in provision for loan losses on noncovered loans as well as a decrease in the earnings impact of acquired loans noted below. The decrease in net income from the first nine months of 2011 was due to an increase in provision for loan losses on noncovered loans partially offset by an increase in the earnings impact of acquired loans noted below.
Contributing to the change in earnings from the prior year periods was the impact on earnings associated with certain of the Company's acquired loan portfolios from three Federal Deposit Insurance Corporation ("FDIC") assisted transactions completed in May and August 2011. To date, the Company has not completed any additional FDIC-assisted transactions during 2012. A summary of the 2011 acquisitions as well as significant assets acquired and liabilities assumed is as follows:
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

The following table illustrates the significant impact to earnings associated with the Company's acquired loan portfolios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	( in thousands)
Incremental accretion income on acquired loans	$11,873	$19,700	$49,306	$40,954
(Provision) recapture for losses on covered loans	3,992	(433)	(23,381)	(2,312)
Change in FDIC-loss sharing asset	(12,951)	(10,855)	(14,787)	(32,048)
FDIC clawback liability expense	(334)	(1,146)	(100)	(3,294)
Pre-tax earnings impact of acquisition accounting	$2,580	$7,266	$11,038	$3,300
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended September 30, 2012 was $56.4 million, 16% less than the same period in 2011. The decrease in revenue was primarily a result of decreased net interest income arising from lower yields from assets acquired in three FDIC-assisted transactions completed in May and August 2011. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages. Also contributing to the decrease in revenue was the $1.8 million gain on acquisition recorded during the third quarter of 2011 related to the Bank of Whitman acquisition.
The provision for loan and lease losses for the third quarter of 2012 was $2.9 million for the noncovered loan portfolio and a provision recapture of $4.0 million for the covered loan portfolio compared to provisions of $500 thousand for the noncovered loan portfolio and a $433 thousand for the covered loan portfolio during the third quarter of 2011.
The $4.0 million in provision recapture for losses on covered loans for the three months ended September 30, 2012 was primarily due to increased expected future cash flows as remeasured during the current quarter when compared to the prior quarter's remeasurement. The $4.0 million in provision recapture is partially off-set by a $3.2 million unfavorable adjustment to the change in FDIC loss-sharing asset.
The $2.9 million provision for the noncovered loan portfolio for the three months ended September 30, 2012 was driven by net charge offs realized during the respective period and to a lesser extent by the $40 million in noncovered loan growth experienced during the three month period, partially offset by improved credit quality in the noncovered portfolio. The growth in noncovered loans was centered in commercial business loans and term commercial real estate loans. The Company believes that, at 2.08% of net noncovered loans, the allowance for loan and lease losses remains adequate at September 30, 2012. The allowance to net noncovered loans was 2.14% at June 30, 2012 and 2.26% at year-end 2011.
Total noninterest expense for the quarter ended September 30, 2012 was $40.9 million, a 3% increase from the third quarter of 2011. The increase from the prior-year period was primarily due to a rise in legal and professional costs of $826 thousand, which includes $1.1 million of costs related to the recently announced merger with West Coast Bancorp.

Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the nine months ended September 30, 2012 was $204.5 million, 24% more than the same period in 2011. The increase in revenue was primarily due to the growth of the loan portfolio caused by substantial organic loan growth as well as the FDIC-assisted acquisitions completed during 2011.
The provision for loan and lease losses for the nine months ended September 30, 2012 was $11.1 million for the noncovered loan portfolio and $23.4 million for the covered loan portfolio compared to provisions of $2.7 million for the noncovered loan portfolio and a $2.3 million for the covered loan portfolio during the third quarter of 2011.
The $23.4 million in provision for losses on covered loans for the nine months ended September 30, 2012 was primarily due to the combination of actual loan losses incurred subsequent to the remeasurement of cash flows during the fourth quarter of 2011 and expected future loan losses as remeasured during the current year-to-date period. These combined loan losses, which exceeded predicted loan losses as measured during the fourth quarter of 2011, reduced expected future cash flows and, when discounted at current yields, resulted in impairment. The $23.4 million in provision is partially off-set by a $18.7 million favorable adjustment to the change in FDIC loss-sharing asset.
The $11.1 million provision for the noncovered loan portfolio for the nine months ended September 30, 2012 was driven by net charge offs realized during the respective period and to a lesser extent by the $128.5 million in noncovered loan growth experienced during the nine month period. The growth in noncovered loans was centered in commercial business loans and term commercial real estate loans.
Total noninterest expense for the nine months ended September 30, 2012 was $125.1 million, a 9% increase from the third quarter of 2011. The increase was primarily due to the additional compensation, employee benefit and occupancy expenses related to the FDIC-assisted acquisitions completed during 2011.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2012 was $57.3 million, a decrease of 12% from $64.8 million for the same quarter in 2011. The Company's net interest margin decreased to 5.52% in the third quarter of 2012, from 6.53% for the same quarter last year. The decreases in net interest income and margin were primarily due to accretion income on the acquired loan portfolios, which peaked during the last six months of 2011. In addition to the impact of accretion income, net interest income also decreased due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The incremental accretion income had a positive impact of approximately 112 bps on the third quarter's net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 194 bps on the net interest margin.
Incremental accretion income from acquired impaired loans decreased $3.3 million from the prior year period. In addition, the discount accretion on other acquired loans decreased $4.5 million from the prior year period. These decreases were primarily due to the moderating trend for incremental accretion income, which peaked in the last six months of 2011 due to decreases in the acquired loan balances resulting from repayments. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2011 Annual Report on Form 10-K.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2012 was $184.0 million, an increase of 12% from $164.6 million for the same period in 2011. The Company's net interest margin increased to 5.99% for the nine months ended September 30, 2012, from 5.96% for the same period last year. The increase in net interest income was primarily due to the growth of the loan portfolio caused by substantial organic loan growth as well as the August 2011 acquisition of Bank of Whitman. Due to the timing of this acquisition, a full nine months of interest income was recorded in the nine month period ended September 30, 2012, compared to approximately one month of interest income for the nine months ended September 30, 2011. For additional information on the loan portfolio, please see the "Loan Portfolio Analysis" section of Management's Discussion and Analysis.

The following table shows the impact to interest income and the related impact to the net interest margin resulting from accretion of income on certain acquired loan portfolios for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Interest income as recorded	$21,476	$31,543	$78,864	$70,859
Less: Interest income at stated note rate	9,603	11,843	29,558	29,905
Incremental accretion income	$11,873	$19,700	$49,306	$40,954
Incremental accretion income due to:
Acquired impaired loans	11,260	14,604	44,455	35,858
Other acquired loans	613	5,096	4,851	5,096
Incremental accretion income	$11,873	$19,700	$49,306	$40,954

Net interest margin	5.52%	6.53%	5.99%	5.96%
Net interest margin excluding incremental accretion income	4.40%	4.59%	4.43%	4.52%

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2012			2011
	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1) (3)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$2,444,065	$32,747	5.36%	$2,184,638	$34,791	6.32%
Covered loans, net (1) (2)	475,455	20,042	16.86%	593,043	25,003	16.73%
Taxable securities	716,522	4,218	2.35%	744,878	6,037	3.22%
Tax exempt securities (2)	267,293	3,758	5.62%	253,897	3,879	6.06%
Interest-earning deposits with banks and federal funds sold	360,079	229	0.25%	251,573	240	0.38%
Total interest-earning assets	4,263,414	$60,994	5.72%	4,028,029	$69,950	6.89%
Other earning assets	76,371			53,695
Noninterest-earning assets	488,317			599,177
Total assets	$4,828,102			$4,680,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$531,491	$751	0.57%	$684,084	$1,243	0.72%
Savings accounts	298,918	15	0.02%	265,348	39	0.06%
Interest-bearing demand	792,825	205	0.10%	709,911	329	0.18%
Money market accounts	1,041,860	368	0.14%	992,321	1,031	0.41%
Total interest-bearing deposits	2,665,094	1,339	0.20%	2,651,664	2,642	0.40%
Federal Home Loan Bank and Federal Reserve Bank borrowings	113,107	745	2.63%	128,911	807	2.48%
Long-term obligations	—	—	—%	7,821	75	3.80%
Other borrowings	25,000	120	1.92%	25,000	120	1.90%
Total interest-bearing liabilities	2,803,201	$2,204	0.31%	2,813,396	$3,644	0.51%
Noninterest-bearing deposits	1,194,190			1,027,268
Other noninterest-bearing liabilities	69,430			105,045
Shareholders’ equity	761,281			735,192
Total liabilities & shareholders’ equity	$4,828,102			$4,680,901
Net interest income (2)		$58,790			$66,306
Net interest margin			5.52%			6.53%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $726 thousand and $258 thousand for the three months ended September 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $613 thousand and $5.1 million for the three months ended September 30, 2012 and 2011, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012			2011
	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1) (3)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$2,390,585	$98,794	5.51%	$1,997,164	$86,265	5.77%
Covered loans, net (1) (2)	501,103	70,653	18.80%	539,328	65,601	16.26%
Taxable securities	741,274	14,414	2.59%	671,146	16,701	3.33%
Tax exempt securities (2)	271,442	11,546	5.67%	248,027	11,610	6.26%
Interest-earning deposits with banks and federal funds sold	294,721	564	0.26%	339,200	722	0.28%
Total interest-earning assets	4,199,125	$195,971	6.22%	3,794,865	$180,899	6.37%
Other earning assets	75,645			53,209
Noninterest-earning assets	522,773			577,963
Total assets	$4,797,543			$4,426,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$557,362	$2,601	0.62%	$636,907	$4,031	0.85%
Savings accounts	295,359	61	0.03%	235,203	127	0.07%
Interest-bearing demand	777,352	673	0.12%	699,106	1,145	0.22%
Money market accounts	1,043,262	1,344	0.17%	949,920	3,266	0.46%
Total interest-bearing deposits	2,673,335	4,679	0.23%	2,521,136	8,569	0.45%
Federal Home Loan Bank and Federal Reserve Bank borrowings	114,934	2,229	2.59%	120,698	2,215	2.45%
Long-term obligations	—	—	—%	19,657	579	3.94%
Other borrowings	25,000	358	1.91%	25,000	377	2.02%
Total interest-bearing liabilities	2,813,269	$7,266	0.34%	2,686,491	$11,740	0.58%
Noninterest-bearing deposits	1,156,304			936,091
Other noninterest-bearing liabilities	67,753			81,817
Shareholders’ equity	760,217			721,638
Total liabilities & shareholders’ equity	$4,797,543			$4,426,037
Net interest income (2)		$188,705			$169,159
Net interest margin			5.99%			5.96%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.5 million and $784 thousand for the nine months ended September 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $4.9 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net (1)(2)	$3,851	$(5,895)	$(2,044)
Covered loans, net	(4,957)	(4)	(4,961)
Taxable securities	(222)	(1,597)	(1,819)
Tax exempt securities (2)	198	(319)	(121)
Interest earning deposits with banks and federal funds sold	85	(96)	(11)
Interest income (2)	$(1,045)	$(7,911)	$(8,956)
Interest Expense
Deposits:
Certificates of deposit	$(246)	$(246)	$(492)
Savings accounts	4	(28)	(24)
Interest-bearing demand	35	(159)	(124)
Money market accounts	49	(712)	(663)
Total interest on deposits	(158)	(1,145)	(1,303)
FHLB and Federal Reserve Bank borrowings	(103)	41	(62)
Long-term obligations	(75)	—	(75)
Other borrowings	—	—	—
Interest expense	$(336)	$(1,104)	$(1,440)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $726 thousand and $258 thousand for the three months ended September 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $613 thousand and $5.1 million for the three months ended September 30, 2012 and 2011, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.

	Nine Months Ended September 30, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net (1)(2)	$16,391	$(3,862)	$12,529
Covered loans, net	(4,878)	9,930	5,052
Taxable securities	1,622	(3,909)	(2,287)
Tax exempt securities (2)	1,045	(1,109)	(64)
Interest earning deposits with banks and federal funds sold	(89)	(69)	(158)
Interest income (2)	$14,091	$981	$15,072
Interest Expense
Deposits:
Certificates of deposit	$(461)	$(969)	$(1,430)
Savings accounts	27	(93)	(66)
Interest-bearing demand	117	(589)	(472)
Money market accounts	294	(2,216)	(1,922)
Total interest on deposits	(23)	(3,867)	(3,890)
FHLB and Federal Reserve Bank borrowings	(109)	123	14
Long-term obligations	(579)	—	(579)
Other borrowings	—	(19)	(19)
Interest expense	$(711)	$(3,763)	$(4,474)

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.5 million and $784 thousand for the nine months ended September 30, 2012 and 2011, respectively. The amortization of net unearned discounts on other acquired loans was $4.9 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%.
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
The provision for loan and lease losses for the third quarter of 2012 was $2.9 million for the noncovered loan portfolio and a recapture of $4.0 million for the covered loan portfolio compared with provisions of $500 thousand and $433 thousand, respectively, during the third quarter of 2011. Provision expense and recapture on covered loans is principally offset by a change in the FDIC-loss sharing asset. The $4.0 million in provision recapture for losses on covered loans in the current period was primarily due to the increase in expected future cash flows from covered loans as remeasured during current quarter, compared to the expected future cash flows as remeasured during the second quarter of 2012, net of the actual cash flows received during the quarter. The $4.0 million in provision recapture is partially offset by a $3.2 million unfavorable adjustment to the change in FDIC loss-sharing asset.
The $2.9 million provision for noncovered loan losses was primarily driven by net charge offs experienced in the quarter and to a lesser extent by the $40 million in noncovered loan growth experienced during the quarter. The growth in noncovered loans was centered in commercial business loans and term commercial real estate loans. Net noncovered loan charge-offs for the current quarter were $3.5 million compared to $4.1 million for the third quarter of 2011. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Company’s consolidated financial statements presented elsewhere in this report and was based upon improving credit metrics in the noncovered loan portfolio.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2012 was $11.1 million for the noncovered loan portfolio and $23.4 million for the covered loan portfolio compared with provisions of $2.7 million and $2.3 million, respectively, during the same period of 2011. Provision expense on covered loans is principally offset by a change in the FDIC-loss sharing asset. The $23.4 million in provision for losses on covered loans for the nine months ended September 30, 2012 was primarily due to the decrease in expected future cash flows from covered loans as remeasured during current period, compared to expected future cash flows as remeasured at the end of 2011, net of the actual cash flows received during the year. The $23.4 million in provision expense was partially offset by a $18.7 million favorable adjustment to the change in FDIC loss-sharing asset.
The $11.1 million provision for noncovered loan losses was primarily driven by net charge offs experienced for the first nine months ended September 30, 2012 and to a lesser extent by the $128.5 million in noncovered loan growth experienced during the period. The growth in noncovered loans was centered in commercial business loans and term commercial real estate loans. Net noncovered loan charge-offs for nine months ended September 30, 2012 were $12.6 million compared to $13.2 million for the same period of 2011. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Company’s consolidated financial statements presented elsewhere in this report and was based upon improving credit metrics in the noncovered loan portfolio.
Noninterest Income (Loss)
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$7,609	$6,991	$618	9%	$22,222	$19,746	$2,476	13%
Gain on bank acquisitions	—	1,830	(1,830)	(100)%	—	1,830	(1,830)	(100)%
Merchant services fees	2,054	1,952	102	5%	6,167	5,393	774	14%
Gain on sale of investment securities, net	—	—	—	—%	62	—	62	100%
Bank owned life insurance	747	523	224	43%	2,177	1,556	621	40%
Other	1,630	1,755	(125)	(7)%	4,650	3,842	808	21%
Subtotal	12,040	13,051	(1,011)	(8)%	35,278	32,367	2,911	9%
Change in FDIC-loss sharing asset	(12,951)	(10,855)	(2,096)	19%	(14,787)	(32,048)	17,261	(54)%
Total noninterest income (loss)	$(911)	$2,196	$(3,107)	(141)%	$20,491	$319	$20,172	6,324%
Comparison of current quarter to prior year period
Noninterest income was a loss of $911 thousand for the third quarter of 2012, compared to income of $2.2 million for the same period in 2011. The decrease was primarily due to the $13.0 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current quarter, compared to a $10.9 million reduction in income during the same period in 2011.
Changes in the FDIC loss-sharing asset are primarily driven by amortization of the FDIC loss-sharing asset and the provision recorded for reimbursable losses on FDIC covered loans. For the third quarter of 2012, the $9.7 million of amortization of the FDIC loss-sharing asset combined with a $3.2 million decrease in the FDIC loss-sharing asset related to the provision recapture recorded for reimbursable losses on FDIC covered loans. For the same period in 2011, the $10.9 million of amortization of the FDIC loss-sharing asset was partially offset by a $921 thousand increase in the FDIC loss-sharing asset related to the provision expense recorded for reimbursable losses on FDIC covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 7 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.

The decrease in noninterest income for the current quarter compared to the prior year was also driven by the $1.8 million gain on bank acquisitions recorded in the third quarter of 2011.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2012, noninterest income was $20.5 million compared to $319 thousand for the same period in 2011. The increase was primarily due to the $14.8 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current year, compared to a $32.0 million reduction in income during the same period in 2011. The increase was also driven by service charges and other fees, which increased $2.5 million, or 13%, to $22.2 million for the nine months ended September 30, 2012 due to the implementation of new fee schedules.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(dollars in thousands)
Compensation	$17,873	$16,887	$986	6%	$53,180	$47,817	$5,363	11%
Employee benefits	3,606	3,179	427	13%	10,812	9,915	897	9%
Contract labor	44	1,326	(1,282)	(97)%	492	2,040	(1,548)	(76)%
	21,523	21,392	131	1%	64,484	59,772	4,712	8%
All other noninterest expense:
Occupancy	4,886	4,815	71	1%	15,310	13,600	1,710	13%
Merchant processing	921	976	(55)	(6)%	2,724	2,764	(40)	(1)%
Advertising and promotion	1,341	1,137	204	18%	3,342	3,050	292	10%
Data processing and communications	2,499	2,195	304	14%	7,263	6,032	1,231	20%
Legal and professional services	2,783	1,957	826	42%	6,221	4,868	1,353	28%
Taxes, license and fees	1,124	1,211	(87)	(7)%	3,594	2,983	611	20%
Regulatory premiums	775	574	201	35%	2,560	3,553	(993)	(28)%
Net cost (benefit) of operation of noncovered other real estate owned	(63)	1,291	(1,354)	(105)%	4,102	5,849	(1,747)	(30)%
Net benefit of operation of covered other real estate owned	(1,006)	(1,486)	480	(32)%	(4,638)	(6,272)	1,634	(26)%
Amortization of intangibles	1,093	1,177	(84)	(7)%	3,362	3,116	246	8%
FDIC clawback expense (recovery)	334	1,146	(812)	(71)%	100	3,294	(3,194)	(97)%
Other	4,726	3,550	1,176	33%	16,689	11,836	4,853	41%
Total all other noninterest expense	19,413	18,543	870	5%	60,629	54,673	5,956	11%
Total noninterest expense	$40,936	$39,935	$1,001	3%	$125,113	$114,445	$10,668	9%

Comparison of current quarter to prior year period
Total noninterest expense for the third quarter of 2012 was $40.9 million, an increase of $1.0 million, or 3% from $39.9 million a year earlier. The increase from the prior-year period was primarily due to a rise in legal and professional costs of $826 thousand, which includes $1.1 million of costs related to the recently announced merger with West Coast Bancorp, as well as a $1.2 million increase in other noninterest expense. The details of other noninterest expense are shown in the following table.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2012, noninterest expense was $125.1 million compared to $114.4 million for the same period in 2011. The increase was attributable to a $5.4 million, or 11%, increase in compensation due to the acquisitions during 2011 as well as a $4.9 million increase in other noninterest expense.
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
	2012	2011		2012	2011
	(in thousands)
Postage	$575	$551	$24	$1,495	$1,573	$(78)
Software support & maintenance	304	375	(71)	1,120	984	136
Supplies	246	350	(104)	839	967	(128)
Insurance	244	249	(5)	780	686	94
ATM Network	271	305	(34)	824	767	57
Travel	339	378	(39)	1,040	890	150
Employee expenses	156	153	3	565	463	102
Sponsorships and charitable contributions	212	274	(62)	584	692	(108)
Directors fees	140	111	29	407	341	66
Federal Reserve Bank processing fees	48	89	(41)	172	249	(77)
CRA partnership investment expense	111	104	7	497	528	(31)
Investor relations	21	19	2	163	159	4
Other personal property owned	(107)	(1,212)	1,105	2,226	(1,212)	3,438
Miscellaneous	2,166	1,804	362	5,977	4,749	1,228
Total other noninterest expense	$4,726	$3,550	$1,176	$16,689	$11,836	$4,853
In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate, FDIC clawback liability expense and merger related expenses, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 70.36% for the third quarter of 2012 compared to 69.17% for the third quarter 2011. For the nine months ended September 30, 2012 and 2011, our efficiency ratios were 70.11% and 68.62%, respectively.
Income Taxes
We recorded an income tax provision of $4.7 million for the third quarter of 2012, compared to a provision of $7.2 million for the same period in 2011. The effective tax rate was 28% for both the third quarter of 2012 and 2011. For the nine months ended September 30, 2012 and 2011, we recorded an income tax provision of $12.2 million for both periods, with an effective tax rate of 27% for both periods. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2011.

FINANCIAL CONDITION
Total assets increased $117.1 million or 2%, to $4.90 billion as of September 30, 2012, compared to $4.79 billion December 31, 2011.
Investment Securities
At September 30, 2012, the Company held investment securities totaling $943.6 million compared to $1.03 billion at December 31, 2011. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $167.4 million in maturities and sales of securities in the portfolio partially offset by $87.3 million in purchases. These securities are used by the Company as a component of its balance sheet management strategies. From time-to-time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
At September 30, 2012, the market value of securities available for sale had an unrealized gain of $45.2 million compared to an unrealized gain of $40.6 million at December 31, 2011. The increase in the unrealized gain was the result of the fluctuations in interest rates as well as the increase in the fair value of the Greater Wenatchee Regional Events Center Public Facilities District bond discussed below. The Company does carry $53.9 million of investment securities with unrealized losses of $466 thousand; however, we do not consider these investment securities to be other-than-temporarily impaired. In the future, if the impairment is judged to be other-than-temporary, to the extent that the loss is determined to be credit-related, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss. The remaining non-credit-related impairment would be recorded to other comprehensive income.
The Company continues to carry one municipal bond with a par value of $3.0 million that was determined to be other-than-temporarily impaired during December 2011. At year-end 2011, the present value of expected future cash flows for that obligation was determined to be zero and, accordingly, the Company recorded a $3.0 million impairment charge to earnings during the fourth quarter of 2011. In September 2012, the Company was notified that there would be a full repayment on this municipal bond. As a result, the estimated fair value of the municipal bond was increased to its original par value of $3.0 million. Subsequent to quarter end, on October 1, 2012, the Company received full payment on this municipal bond, including accrued interest.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$563,208	$695,954
State and municipal securities	282,500	285,763
U.S. government and government-sponsored enterprise securities	94,506	43,063
Other securities	3,410	3,330
Total	$943,624	$1,028,110
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2012	% of Total	December 31, 2011	% of Total
	(dollars in thousands)
Commercial business	$1,142,737	46.1%	$1,031,721	43.9%
Real estate:
One-to-four family residential	47,656	1.9%	64,491	2.8%
Commercial and multifamily residential	1,035,356	41.9%	998,165	42.5%
Total real estate	1,083,012	43.8%	1,062,656	45.3%
Real estate construction:
One-to-four family residential	50,381	2.0%	50,208	2.1%
Commercial and multifamily residential	51,466	2.1%	36,768	1.6%
Total real estate construction	101,847	4.1%	86,976	3.7%
Consumer	160,771	6.5%	183,235	7.8%
Subtotal	2,488,367	100.5%	2,364,588	100.7%
Less: Net unearned income	(11,523)	(0.5)%	(16,217)	(0.7)%
Total noncovered loans, net of unearned income	2,476,844	100.0%	2,348,371	100.0%
Less: Allowance for loan and lease losses	(51,527)		(53,041)
Noncovered loans, net	2,425,317		2,295,330
Covered loans, net of allowance of ($29,157) and ($4,944), respectively	429,286		531,929
Total loans, net	$2,854,603		$2,827,259
Loans Held for Sale	$3,600		$2,148
Total noncovered loans increased $123.8 million, or 5.2%, from year-end 2011. Growth was centered in the commercial business loan segment which increased $111.0 million. Growth in this segment was in three main categories led by agriculture, forestry, and fishing, followed by healthcare and social services, as well as finance and insurance. There was also strong broad based growth in the commercial and multifamily residential real estate loans The growth in business and commercial real estate loans was offset by contraction in one-to-four family residential real estate and notably the consumer portfolio segment which declined $22.5 million. The decline in the consumer loan portfolio was significantly impacted by a decline in home equity loans. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.

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
The following table is a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the nine months ended September 30, 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Established through acquisitions	—	—	—	—
Principal reductions	(131,812)	—	—	(131,812)
Accretion of loan discount	—	—	69,045	69,045
Changes in contractual and expected cash flows due to remeasurement	(71,478)	51,802	(6,077)	(25,753)
Reduction due to removals	(20,130)	3,138	8,219	(8,773)
Balance at September 30, 2012	$612,136	$(36,377)	$(188,482)	$387,277

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
The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	September 30, 2012	December 31, 2011
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$12,564	$10,243
Real estate:
One-to-four family residential	2,220	2,696
Commercial and multifamily residential	19,459	19,485
Total real estate	21,679	22,181
Real estate construction:
One-to-four family residential	5,359	10,785
Commercial and multifamily residential	—	7,067
Total real estate construction	5,359	17,852
Consumer	1,987	3,207
Total nonaccrual loans	41,589	53,483
Noncovered other real estate owned and other personal property owned	11,749	31,905
Total nonperforming noncovered assets	$53,338	$85,388
At September 30, 2012, nonperforming noncovered assets were $53.3 million, compared to $85.4 million at December 31, 2011. The percent of nonperforming, noncovered assets to period-end noncovered assets at September 30, 2012 was 1.20% compared to 2.02% for December 31, 2011. Nonperforming noncovered assets decreased $32.1 million during the nine months ended September 30, 2012, primarily due to payments and declines in noncovered OREO and noncovered OPPO.

Other Real Estate Owned: During the nine months ended September 30, 2012, noncovered OREO declined $12.0 million. The following table sets forth activity in noncovered OREO for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$22,893	$30,991
Transfers in, net of write-downs ($24 and $108, respectively)	6,527	8,434
OREO improvements	11	726
Additional OREO write-downs	(4,232)	(5,090)
Proceeds from sale of OREO property	(15,069)	(10,234)
Gain on sale of OREO, net	745	229
Total noncovered OREO, end of period	$10,875	$25,056
Other Personal Property Owned: During the nine months ended September 30, 2012, noncovered OPPO declined $8.1 million primarily as a result of $4.8 million of OPPO sales and $2.3 million in write-downs recorded as expense in the consolidated statements of income. Also contributing to the decline in noncovered OPPO was the conversion of a $945 thousand item from OPPO to OREO during the second quarter.
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
At September 30, 2012, our allowance for loan and lease losses for noncovered loans was $51.5 million, or 2.08% of total noncovered loans (excluding loans held for sale) and 123.90% of nonperforming, noncovered loans. This compares with an allowance of $53.0 million, or 2.26% of the total loan portfolio (excluding loans held for sale), and 99.17% of nonperforming, noncovered loans at December 31, 2011.
The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$52,196	$54,057	$53,041	$60,993
Charge-offs:
Commercial business	(3,775)	(1,946)	(8,178)	(6,151)
One-to-four family residential	(49)	(53)	(499)	(717)
Commercial and multifamily residential	(592)	(443)	(5,108)	(2,362)
One-to-four family residential construction	(325)	(183)	(1,426)	(2,415)
Commercial and multifamily residential construction	—	(145)	(93)	(1,710)
Consumer	(500)	(2,102)	(1,968)	(3,298)
Total charge-offs	(5,241)	(4,872)	(17,272)	(16,653)
Recoveries
Commercial business	277	460	1,314	1,157
One-to-four family residential	157	78	202	78
Commercial and multifamily residential	446	10	1,338	96
One-to-four family residential construction	404	119	906	1,923
Commercial and multifamily residential construction	63	—	64	—
Consumer	350	70	809	178
Total recoveries	1,697	737	4,633	3,432
Net charge-offs	(3,544)	(4,135)	(12,639)	(13,221)
Provision charged to expense	2,875	500	11,125	2,650
Ending balance	$51,527	$50,422	$51,527	$50,422
Total noncovered loans, net at end of period, excluding loans held of sale	$2,476,844	$2,257,899	$2,476,844	$2,257,899
Allowance for loan and lease losses to period-end noncovered loans	2.08%	2.23%	2.08%	2.23%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,665	$1,660	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	250	(200)	380	295
Ending balance	$1,915	$1,460	$1,915	$1,460

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
At September 30, 2012, the FDIC loss-sharing asset was $111.7 million which was comprised of a $101.8 million FDIC indemnification asset and a $9.9 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$140,003	$209,694	$175,071	$205,991
Adjustments not reflected in income
Established through acquisitions	—	—	—	68,734
Cash received from the FDIC	(14,881)	(6,108)	(49,194)	(51,000)
FDIC reimbursable losses, net	(494)	1,138	587	2,192
Adjustments reflected in income
Amortization, net	(9,694)	(10,928)	(33,418)	(32,556)
Loan impairment (recapture)	(3,193)	921	18,705	2,424
Sale of other real estate	(1,315)	(1,471)	(4,881)	(3,487)
Write-downs of other real estate	1,141	467	4,503	911
Other	110	156	304	660
Balance at end of period	$111,677	$193,869	$111,677	$193,869

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $175.4 million, or approximately 5%, since year-end 2011 while certificates of deposit greater than $100,000 decreased $34.7 million, or approximately 13%, to $228.1 million from year-end 2011.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company also participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity. At September 30, 2012 CDARS® deposits were $24.8 million, or 1% of total deposits, compared to $42.1 million at year-end 2011. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$1,270,321	32.3%	$1,156,610	30.3%
Interest bearing demand	804,578	20.4%	735,340	19.3%
Money market	1,045,551	26.5%	1,031,664	27.0%
Savings	300,800	7.6%	283,416	7.4%
Certificates of deposit less than $100,000	264,594	6.7%	303,405	8.0%
Total core deposits	3,685,844	93.5%	3,510,435	92.0%
Certificates of deposit greater than $100,000	228,052	5.9%	262,731	6.9%
Certificates of deposit insured by CDARS®	24,846	0.6%	42,080	1.1%
Subtotal	3,938,742	100.0%	3,815,246	100.0%
Premium resulting from acquisition date fair value adjustment	113		283
Total deposits	$3,938,855		$3,815,529
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At September 30, 2012, we had FHLB advances of $112.4 million, before acquisition date fair value adjustments, compared to $118.1 million at December 31, 2011.
At September 30, 2012 FHLB advances were scheduled to mature as follows:

Amount
(in thousands)
Within 3 months	$2,500
Over 3 months through 12 months	103,500
Over 12 months through 2 years	—
Due after 2 years	6,366
Subtotal	112,366
Valuation adjustment from acquisition accounting	714
Total	$113,080
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2012 and December 31, 2011 we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2012, we had commitments to extend credit of $853.8 million compared to $709.9 million at December 31, 2011.
Capital Resources
Shareholders’ equity at September 30, 2012 was $762.0 million, a slight increase from $759.3 million at December 31, 2011. Shareholders’ equity was 16% of total period-end assets at both September 30, 2012 and December 31, 2011.
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
The Company and its subsidiary qualify as “well-capitalized” at September 30, 2012 and December 31, 2011.

	Company		Columbia Bank		Requirements
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	20.75%	21.05%	18.10%	18.55%	8.00%	10.00%
Tier 1 risk-based capital ratio	19.49%	19.79%	16.83%	17.29%	4.00%	6.00%
Leverage ratio	12.80%	12.96%	11.19%	11.45%	4.00%	5.00%
Stock Repurchase Program
In October 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first nine months of 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2012, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2011. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K, except for the following new risk factors related to the pending merger with West Coast Bancorp.
The pending merger with West Coast Bancorp is subject to closing conditions that, if not satisfied or waived, could result in our inability to consummate the transaction, which may cause the price of our stock to decline.

On September 25, 2012, we entered into an Agreement and Plan of Merger with West Coast Bancorp (“West Coast”). The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of required regulatory approvals and the approval of West Coast's and our respective shareholders. No assurance can be given as to when or whether these approvals will be received.  If we do not complete this merger, the trading price of our stock may decline based on the market assumption that the merger will be completed.

Furthermore, if the merger agreement is terminated (i) due to our failure to obtain requisite approval from our shareholders or (ii) due to our failure to obtain regulatory approval, we will be required to pay West Coast a termination fee of $5 million.

We may fail to realize all of the anticipated benefits of our pending merger with West Coast.

The success of our pending merger with West Coast will depend on, among other things, the ability to successfully combine Columbia and the West Coast organizations. If we are not able to achieve this objective, the anticipated benefits of the merger may not be realized fully or at all, or may take longer than expected to be realized.

Columbia and West Coast have operated and, until the completion of the merger, will continue to operate, independently. The companies may have  challenges addressing possible differences in standards, procedures and policies. It is also possible that clients, customers, depositors and counterparties of West Coast could choose to discontinue their relationships with the combined company, which could adversely affect our future anticipated performance.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 2, 2012	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2012	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Furnished herewith