Form 10-K
period 2012-12-31
COLUMBIA BANKING SYSTEM INC
filed 2013-03-01
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

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
☒  Large Accelerated Filer        ☐  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2012 was $731,595,865 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2013 was 39,707,319.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2013 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2012

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

•	the local housing/real estate markets where we operate and make loans could continue to face challenges;

•
the risks presented by a continued challenging economy, including the current uncertainty regarding sequestration, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure could not be realized;

•
the possibility that the proposed acquisition of West Coast Bancorp (“West Coast”) does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the effect on the trading price of our stock if the acquisition of West Coast is not completed;

•	the ability to successfully combine Columbia and the West Coast organizations;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	our reliance on FHLB advances and FRB borrowings as additional sources of short and long-term funding;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of FDIC-assisted loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

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

PART I

ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,”, “the Company”, and "Columbia") is a registered bank holding company whose wholly owned banking subsidiary, Columbia State Bank (“Columbia Bank” or “the Bank”) also does business under the Bank of Astoria name and conducts full-service commercial banking business in the states of Washington and Oregon. Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals.
Columbia Bank was established in 1993 to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state bank holding companies, which created dislocation of customers.
At December 31, 2012 Columbia Bank had 99 branch locations in Washington and Oregon. Included in these branch locations are six Columbia Bank branches doing business in Oregon under the Bank of Astoria name in Astoria, Warrenton, Seaside and Cannon Beach in Clatsop County and in Manzanita and Tillamook in Tillamook County. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). Columbia Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to continue to be a leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households in all markets we serve.
We have established a network of 99 branches in Washington and Oregon as of December 31, 2012 from which we intend to grow market share. We operate 59 branches in western Washington, 15 branches in eastern Washington, 15 branches in western Oregon, and 10 branches in eastern Oregon. Washington counties include: Adams, Asotin, Benton, Clallam, Clark, Cowlitz, Franklin, Jefferson, King, Kitsap, Klickitat, Mason, Pierce, Snohomish, Skagit, Spokane, Thurston, Walla Walla, Whatcom, Whitman and Yakima. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Marion, Multnomah, Tillamook, Umatilla, Wasco and Yamhill.
In order to fund our lending activities and to allow for increased contact with customers, we utilize a branch system to better serve both retail and business depositors. We believe this approach enables us to expand lending activities while attracting a stable core deposit base. To support our strategy of market penetration and increased profitability while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network.
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and balanced loan and deposit portfolios, building our strong core deposit base, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments, and other financial services. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branch locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest.

To that end, on September 25, 2012, we entered into a definitive agreement to acquire West Coast Bancorp, the parent company of West Coast Bank of Lake Oswego, Oregon, with $2.49 billion in assets at December 31, 2012 (“West Coast”). Under the terms of the merger, West Coast shareholders will receive a combination of Company stock and cash valued at just over $500 million. Regulatory applications have been filed and special shareholder meetings for the Company and West Coast are scheduled for March 18, 2013. The merger is scheduled to close on April 1, 2013.

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

Personal Banking	Business Banking	Wealth Management
• Checking and Saving Accounts	• Checking & Saving Accounts	• Investment Services through CB Financial Services
• Online Banking	• Online Banking	• Private Banking
• Electronic Bill Pay	• Remote Deposit Capture	• Trust Services
• Consumer Lending	• Cash Management	• Professional Banking
• Residential Lending	• Commercial & Industrial Lending
• VISA® Card Services	• VISA® Card Services
• Agricultural Lending
• SBA Lending
• Small Business Services
• International Banking
• Merchant Card Services
• Real Estate and Real Estate Construction Lending
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
Online Banking
Columbia Bank’s Premier Personal Online Banking provides simple navigation, access to important information and frequently used features, as well as the foundation for a best-in-class mobile banking solution.

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
Cash Management
Columbia Bank’s diversified Cash Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions.  Columbia customers, of all sizes, choose from a full range of transaction and Cash Management tools to gain more control over and make more from their money. Services include Commercial Online Banking, Positive Pay fraud protection, Automated Clearing House (ACH) payments, and Remote Deposit Capture.
Our Cash Management professionals work with businesses to find the best combination of services to meet their needs. This customized, modular approach ensures their business banking operations are cost-effective now, with flexibility for future growth.
International Banking
Columbia Bank’s International services division offers a range of financial services to help forward-thinking independent businesses explore global markets and conduct international trade smoothly and expediently. We are proud to provide small and mid-size business with the same caliber of expertise and personalized service that national banks usually limit to large businesses. Our experience with foreign currency exchange, letters of credit, foreign collections and trade finance services can help independent companies open the door to new markets and suppliers overseas.
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
Merchant Card Services
Business clients that use Columbia’s Merchant Card Services have the ability to accept Visa®, MasterCard® and Discover® sales drafts for deposit directly into their business checking account. Merchants are provided with a comprehensive accounting system tailored to their needs, which includes month-to-date credit card deposit information on a transaction statement. Internet access is available, allowing business customers to review merchant statements, authorized, captured, cleared and settled transactions.

Wealth Management: We offer tailored solutions to high net-worth individuals, families and professional businesses in the areas of private banking, professional banking, financial services and trust and estate services.
CB Financial Services
Located at Columbia State Bank, CB Financial Services(1), offers a comprehensive array of financial solutions designed to grow, protect and transition wealth by delivering an unprecedented level of personalized service and expertise.
Comprehensive solutions include:
•Financial Planning: Asset Allocation, Net Worth Analysis, Estate Planning, Retirement Planning, Education Planning, Insurance Analysis, Wealth Transfer.
•Investment Management Solutions: Professional Asset Management(1), Strategic Asset Allocation, Fixed Income (Bond) Investing (Municipal, Corporate, Government), Exchange Traded Funds (ETFs), Annuities, Mutual Funds, Equities.
•Insurance Solutions: Long-Term Care, Disability, Life Insurance (Key Man Life Insurance, Buy-Sell Agreements).
•Retirement Solutions: 401(k) plans, SEPs, IRAs, SIMPLE, Profit Sharing, Non-Qualified Deferred Compensation Plans, Money Pension Plan.
Private Banking
Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and cash management services, credit services, and wealth management strategies. Each private banker provides advisory services(2) and coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.
Trust Services
Columbia Bank Trust Services offer a wide range of high quality fiduciary, investment and administrative trust services, coupled with local, personalized attention to the unique requirements of each trust. Services include Personal Trusts, Special Needs (Supplemental) Trusts, Estate Settlement Services, Investment Agency and Charitable Management Services.
Our highly skilled and experienced professionals are fully dedicated to providing the information, diligence and care to help our customers achieve their financial goals and plan for a better future.
Professional Banking
Columbia Professional Bankers are uniquely qualified to help medical and dental professionals acquire, build and grow their practice. We offer tailored banking and investment solutions delivered by experienced bankers with the industry knowledge necessary to meet their business’s unique needs. No matter what the needs are now or in the years to come, we guide professionals through all their financial options to make their banking as easy and personal as possible.

__________

(1)
Securities, insurance products and advisory services are offered through Cetera Investment Financial Services, Inc., an independent, registered broker/dealer. Member FINRA/SIPC. CB Financial Services is a marketing name for Cetera. * Investment products are Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.

(2)	Advisory services may only be offered by Investment Adviser Representatives in connection with an appropriate Cetera Advisory Services Agreement and disclosure brochure as provided.

Competition
Our industry remains highly competitive despite challenging economic conditions. Several other financial institutions with greater resources compete for banking business in our market areas. These competitors have the ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to compete with non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for deposits, loans, and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level with faster transaction turnaround time.

Market Areas
Washington: Approximately 30%, or 22, of our Washington branches are located in Pierce County, with an estimated 2012 population of 808,000 residents. At June 30, 2012 our Pierce County branch locations’ share of the county’s total deposit market was 18%(1), ranking first among our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and one nearby operational facility. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma whose activities are related to more than 40,000 jobs in the county and well over 100,000 in the state of Washington, Joint Base Lewis-McChord which accounts for nearly 20% of the County’s total employment, and the manufacturing industry which supplies the Boeing Company.
We operate 13 branch locations in King County, including Seattle, Bellevue and Redmond. King County, which is Washington’s most highly populated county at close to two million residents, is a market that has significant growth potential for our Company. At June 30, 2012 we ranked 14th in our share of the King County deposit market or just over 1%(1); however, we continue to make inroads within this market through the strategic expansion of our banking team. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County, with its close proximity to Pierce County, is considered a natural extension of our primary market area. The economy of south King County is predominantly comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.
Some other market areas served by the Company include Cowlitz County where we rank second, or 17% (1), in deposit market share, operating two branch locations; and Kitsap County, where we operate six branches with 8%(1) of the deposit market share. We also have locations in Adams, Asotin, Benton, Clallam, Clark, Franklin, Grant, Jefferson, Klickitat, Skagit, Snohomish, Spokane, Thurston, Walla Walla, Whatcom, Whitman, and Yakima counties.
Oregon: With the acquisition of Columbia River Bank in January 2010, we significantly expanded our market area in western Oregon, and entered the eastern Oregon market area, bringing our total to 25 branch locations in the state. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Marion, Multnomah, Tillamook, Umatilla, Wasco and Yamhill. Columbia Bank ranks fourteenth(1) in total deposit market share in Oregon, with just over 1% of the deposit market share. We are first(1) in deposit market share in Clatsop County (29%), Hood River (23%) and Wasco counties (30%). Oregon market areas provide a significant opportunity for expansion in the future, particularly after the acquisition of West Coast.
For additional information regarding our branches, see Item 2. Properties of this report.
Employees
As of December 31, 2012 the Company and its banking subsidiary employed approximately 1,198 full-time equivalent employees, a 5% decrease from 1,256 employees at December 31, 2011. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees contributed to Columbia Bank being again awarded one of the Puget Sound Business Journal’s “Washington’s Best Workplaces 2012”.

___________
(1) Source: FDIC Annual Summary of Deposit Report as of June 30, 2012.

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
Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the names Columbia Bank in Washington, and Columbia State Bank and Bank of Astoria in Oregon (collectively, referred to herein as “Columbia Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
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
Federal and State Regulation of Columbia Bank
General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington and Oregon, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions' Division of Banks and the FDIC. With respect to branches of Columbia Bank in Oregon, the Bank is also subject to supervision and regulation by the Oregon Department of Consumer and Business Services, as well as the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
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
Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund ("DIF") from 1.15% to 1.35%; required that the DIF meet that minimum ratio of insured deposits by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by Columbia Bank could increase as a result.
Insurance of Deposit Accounts. The Emergency Economic Stabilization Act of 2008 (the EESA") included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance. The temporary increase was made permanent under the Dodd-Frank Act. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Unlimited coverage for non-interest transaction accounts expired December 31, 2012.

Recent Legislation
As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and Columbia Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”).  The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets.  Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.
Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
Proposed Legislation
General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of Columbia Bank or the Company. Recent history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.
Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. Capital buffers are added to each capital ratio to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation date has not yet been finalized.
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
A continued slow or fragile economic recovery could adversely affect our future results of operations or market price of our stock.
The national and global economy and the financial services sector in particular continue to face significant challenges, including the current uncertainty regarding sequestration. We cannot accurately predict how quickly or strongly the economy will recover from the recent recession, which has adversely impacted the markets we serve. The U.S. economy has also experienced substantial volatility in the financial markets. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company.
Economic conditions in the market areas we serve may adversely impact our earnings and could increase our credit risk associated with our loan portfolio and the value of our investment portfolio.
Substantially all of our loans are to businesses and individuals in Washington and Oregon, and continuing soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. While housing prices have stabilized, unemployment remains relatively high in both Washington and Oregon. A deterioration in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within our investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for our loan and other products and services may decrease.
Our loan portfolio mix, which has loans secured by real estate, could result in increased credit risk in a challenging economy.
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
Any downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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
The pending acquisition of West Coast Bancorp ("West Coast") is subject to closing conditions that, if not satisfied or waived, could result in our inability to consummate the transaction, which may cause the price of our stock to decline.
On September 25, 2012, we entered into an Agreement and Plan of Merger with West Coast. The closing of the transaction is subject to the satisfaction of certain customary conditions, including the receipt of required regulatory approvals and the approval of West Coast's and our respective shareholders. No assurance can be given as to when or whether these approvals will be received.  If we do not complete this acquisition, the trading price of our stock may decline to the extent that the current prices reflect a market assumption that the acquisition will be completed.
Furthermore, if the merger agreement is terminated (i) due to our failure to obtain requisite approval from our shareholders or (ii) due to our failure to obtain regulatory approval, we will be required to pay West Coast a termination fee of $5 million. In that regard, special shareholder meetings have been called by both Columbia and West Coast to be held March 18, 2013 to act on the transaction and the requisite applications have been filed with the Federal and State bank regulators, with an anticipated closing date of April 1, 2013.
We may fail to realize all of the anticipated benefits of our pending acquisition of West Coast.
The success of our pending acquisition of West Coast will depend on, among other things, the ability to successfully combine Columbia and the West Coast organizations. If we are not able to achieve this objective, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer than expected to be realized.
Columbia and West Coast have operated and, until the completion of the acquisition, will continue to operate, independently. The companies may have challenges integrating different standards, procedures and policies. It is also possible that clients, customers, depositors and counterparties of West Coast could choose to discontinue their relationships with the combined company post-acquisition, which could adversely affect our future anticipated performance. These transition matters could have an adverse effect on us during the pre-acquisition period and for an undetermined time after the completion of the acquisition.

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
Given the continued market volatility and uncertainty, notwithstanding our loss-sharing arrangements with the FDIC, we may experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future.

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
We may engage in future acquisitions involving the issuance of additional common stock and/or cash. Any such acquisitions and related issuances of stock may have a dilutive effect on earnings per share, book value per share or the percentage ownership of current shareholders. The use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.
Furthermore, notwithstanding our pending and recent acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive and the competition for such opportunities from other parties.
Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we may record a loss-sharing asset which is accounted for on the same basis as the assets covered under the loss-sharing agreements. The FDIC loss-sharing asset primarily represents the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements.
If our assumptions are incorrect, significant earnings volatility can occur and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse effect on our operating results.

Our management of capital could adversely affect profitability measures, the market price of our common stock, and dilute the holders of our outstanding common stock.
Our capital ratios are significantly higher than regulatory minimums. We may lower our capital ratios through either selective acquisitions that meet our disciplined criteria, organic loan growth, investment in securities, or a combination of all three. Although we are periodically engaged in discussions with other potential acquisition candidates, we are not currently a party to any purchase or merger agreement other than our pending acquisition of West Coast. Following our pending acquisition of West Coast, there can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us.
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
If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and shareholders' equity.
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and shareholders' equity.
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
The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity.
On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee (“TAG”) program expired. Prior to its expiration, all funds under TAG in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.  The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in other investments.  This could reduce the Company's liquidity, or require us to pay higher interest rates to retain deposits in order to maintain our liquidity and could adversely affect the Company's earnings.

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
We may be required, in the future, to recognize impairment with respect to investment securities.
Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
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

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems.  The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems.  Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal Columbia Bank properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, and an operations facility in Lakewood, Washington.
The Company’s branch network as of December 31, 2012 is made up of 99 branches located throughout several Washington and Oregon counties compared to 102 branches at December 31, 2011. The number of branches per county, as well as whether it is owned or operated under a lease agreement is detailed in the following table.

	Number of Branches	Occupancy Type
County		Owned	Leased
Pierce	22	16	6
King	13	8	5
Kitsap	6	3	3
Snohomish	5	5	—
Skagit	3	3	—
Other Washington counties	25	20	5
Total Washington branches	74	55	19
Clatsop (dba Bank of Astoria)	4	4	—
Tillamook (dba Bank of Astoria)	2	2	—
Clackamas	4	—	4
Multnomah	2	1	1
Deschutes	4	3	1
Other Oregon counties	9	7	2
Total Oregon branches	25	17	8
Total Columbia Bank branches	99	72	27
For additional information concerning our premises and equipment and lease obligations, see Note 8 and 15, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Quarterly Common Stock Prices and Dividends
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2012	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$23.35	$19.65	$0.08	$0.29	$0.37
Second quarter	$23.52	$17.38	0.08	0.14	0.22
Third quarter	$19.85	$17.22	0.09	0.21	0.30
Fourth quarter	$19.15	$16.18	0.09	—	0.09
For the year	$23.52	$16.18	$0.34	$0.64	$0.98

			Cash Dividends Declared
2011	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$22.14	$17.91	$0.03	$—	$0.03
Second quarter	$19.95	$16.56	0.05	—	0.05
Third quarter	$18.14	$14.01	0.06	—	0.06
Fourth quarter	$19.76	$13.46	0.08	0.05	0.13
For the year	$22.14	$13.46	$0.22	$0.05	$0.27
On December 31, 2012, the last sale price for our stock on the NASDAQ Global Select Market was $17.94. At January 31, 2013, the number of shareholders of record was 2,135. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2012, a total of 25,952 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 19 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant to capital management strategies by the Board of Directors. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
Subsequent to year end, on January 24, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on February 20, 2013, to shareholders of record at the close of business on February 6, 2013.

Equity Compensation Plan Information

	Year ended December 31, 2012
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	25,952	$20.13	1,026,135
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)	Includes shares to be issued upon exercise of options under plans of Bank of Astoria, Mountain Bank Holding Company and Town Center Bancorp, which were assumed as a result of their acquisitions.

(2)	Consists of shares that are subject to outstanding options.

(3)
Includes 417,625 shares available for future issuance under the stock option and equity compensation plan and 608,510 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2012.

Five-Year Stock Performance Graph
The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the Nasdaq and the Columbia Peer Group was $100 on December 31, 2007, and that all dividends were reinvested.

Index	Period Ending
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Columbia Banking System, Inc.	100.00	41.29	56.38	73.53	68.32	66.87
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Columbia Peer Group	100.00	70.80	61.43	66.94	56.80	70.48
Source: SNL Financial LC, Charlottesville, VA

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2012	2011	2010	2009	2008
	(dollars in thousands except per share amounts)
For the Year
Interest income	$248,504	$251,271	$185,879	$143,035	$175,060
Interest expense	$9,577	$14,535	$21,092	$27,683	$55,547
Net interest income	$238,927	$236,736	$164,787	$115,352	$119,513
Provision for loan and lease losses, excluding covered loans	$13,475	$7,400	$41,291	$63,500	$41,176
Noninterest income (loss)	$27,058	$(9,283)	$52,781	$29,690	$14,850
Noninterest expense	$162,913	$155,759	$137,147	$94,488	$92,125
Net income (loss)	$46,143	$48,037	$30,784	$(3,968)	$5,968
Net income (loss) applicable to common shareholders	$46,143	$48,037	$25,837	$(8,371)	$5,498
Per Common Share
Earnings (loss) (Basic)	$1.16	$1.22	$0.73	$(0.38)	$0.30
Earnings (loss) (Diluted)	$1.16	$1.21	$0.72	$(0.38)	$0.30
Book Value	$19.25	$19.23	$17.97	$16.13	$18.82
Averages
Total assets	$4,826,283	$4,509,010	$4,248,590	$3,084,421	$3,134,054
Interest-earning assets	$4,246,724	$3,871,424	$3,583,728	$2,783,862	$2,851,555
Loans, including covered loans	$2,900,520	$2,607,266	$2,485,650	$2,124,574	$2,264,486
Securities	$1,011,294	$928,891	$720,152	$584,028	$565,299
Deposits	$3,875,666	$3,541,399	$3,270,923	$2,378,176	$2,382,484
Core deposits	$3,609,467	$3,218,425	$2,828,246	$1,945,039	$1,911,897
Shareholders’ equity	$761,185	$730,726	$668,469	$462,127	$354,387
Financial Ratios
Net interest margin	5.77%	6.27%	4.76%	4.33%	4.38%
Return on average assets	0.96%	1.07%	0.72%	(0.13)%	0.19%
Return on average common equity	6.06%	6.57%	4.15%	(2.16)%	1.59%
Efficiency ratio (tax equivalent) (2)	69.17%	70.68%	67.56%	61.53%	59.88%
Average equity to average assets	15.77%	16.21%	15.73%	14.98%	11.31%
At Year End
Total assets	$4,906,335	$4,785,945	$4,256,363	$3,200,930	$3,097,079
Covered assets, net	$407,648	$560,055	$531,504	$—	$—
Loans, excluding covered loans	$2,525,710	$2,348,371	$1,915,754	$2,008,884	$2,232,332
Allowance for noncovered loan and lease losses	$52,244	$53,041	$60,993	$53,478	$42,747
Securities	$1,023,484	$1,050,325	$781,774	$631,645	$540,525
Deposits	$4,042,085	$3,815,529	$3,327,269	$2,482,705	$2,382,151
Core deposits	$3,802,366	$3,510,435	$2,998,482	$2,072,821	$1,941,047
Shareholders’ equity	764,008	759,338	706,878	528,139	415,385
Nonperforming Assets, Excluding Covered Assets
Nonaccrual loans	37,395	53,483	89,163	110,431	106,163
Other real estate owned and other personal property owned	11,108	31,905	30,991	19,037	2,874
Total nonperforming assets, excluding covered assets	$48,503	$85,388	$120,154	$129,468	$109,037
Nonperforming loans to year end loans, excluding covered loans	1.48%	2.28%	4.65%	5.50%	4.76%
Nonperforming assets to year end assets, excluding covered assets	1.08%	2.02%	3.23%	4.04%	3.52%
Allowance for loan and lease losses to year end loans, excluding covered loans	2.07%	2.26%	3.18%	2.66%	1.91%
Allowance for loan and lease losses to nonperforming loans, excluding covered loans	139.71%	99.17%	68.41%	48.43%	40.27%
Net loan charge-offs	$14,272	$15,352	$33,776	$52,769	$25,028
Other nonfinancial data
Full-time equivalent employees	1,198	1,256	1,092	715	735
Banking branches	99	102	84	52	53
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)
Noninterest expense, excluding net cost of operation of other real estate, FDIC clawback liability expense and acquisition related expenses, divided by the sum of net interest income, excluding incremental accretion income on the acquired loan portfolio and prepayment expenses on FHLB advances, and noninterest income on a tax equivalent basis, excluding gain/loss investment securities, gain on bank acquisition, and the change in FDIC loss-sharing asset.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Interest Income:
Loans	$219,433	$218,420	$157,292	$117,062	$147,830
Taxable securities	18,276	21,870	18,276	17,300	18,852
Tax-exempt securities	9,941	10,142	9,348	8,458	7,976
Federal funds sold and deposits with banks	854	839	963	215	402
Total interest income	248,504	251,271	185,879	143,035	175,060
Interest Expense:
Deposits	5,887	10,478	16,733	23,250	45,307
Federal Home Loan Bank advances	2,608	2,980	2,841	2,759	7,482
Prepayment charge on Federal Home Loan Bank advances	603	—	—	—	—
Long-term obligations	—	579	1,029	1,197	1,800
Other borrowings	479	498	489	477	958
Total interest expense	9,577	14,535	21,092	27,683	55,547
Net Interest Income	238,927	236,736	164,787	115,352	119,513
Provision for noncovered loan and lease losses	13,475	7,400	41,291	63,500	41,176
Provision (recapture) for losses on covered loans	25,892	(1,648)	6,055	—	—
Net interest income after provision	199,560	230,984	117,441	51,852	78,337
Noninterest income (loss)	27,058	(9,283)	52,781	29,690	14,850
Noninterest expense	162,913	155,759	137,147	94,488	92,125
Income (loss) before income taxes	63,705	65,942	33,075	(12,946)	1,062
Provision (benefit) for income taxes	17,562	17,905	2,291	(8,978)	(4,906)
Net Income (Loss)	$46,143	$48,037	$30,784	$(3,968)	$5,968
Less: Dividends on preferred stock	—	—	4,947	4,403	470
Net Income (Loss) Applicable to Common Shareholders	$46,143	$48,037	$25,837	$(8,371)	$5,498
Per Common Share
Earnings (loss) basic	$1.16	$1.22	$0.73	$(0.38)	$0.30
Earnings (loss) diluted	$1.16	$1.21	$0.72	$(0.38)	$0.30
Average number of common shares outstanding (basic)	39,260	39,103	35,209	21,854	17,914
Average number of common shares outstanding (diluted)	39,263	39,180	35,392	21,854	18,010
Total assets at year end	$4,906,335	$4,785,945	$4,256,363	$3,200,930	$3,097,079
Long-term obligations	$—	$—	$25,735	$25,669	$25,603
Cash dividends declared per common share	$0.98	$0.27	$0.04	$0.07	$0.58
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)
The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2012 and 2011. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2012
Total interest income	$69,712	$62,114	$59,469	$57,209	$248,504
Total interest expense	2,649	2,413	2,204	2,311	9,577
Net interest income	67,063	59,701	57,265	54,898	238,927
Provision for noncovered loan and lease losses	4,500	3,750	2,875	2,350	13,475
Provision (recapture) for losses on covered loans	15,685	11,688	(3,992)	2,511	25,892
Noninterest income (loss)	9,574	11,828	(911)	6,567	27,058
Noninterest expense	44,352	39,825	40,936	37,800	162,913
Income before income taxes	12,100	16,266	16,535	18,804	63,705
Provision for income taxes	3,198	4,367	4,655	5,342	17,562
Net income	$8,902	$11,899	$11,880	$13,462	$46,143
Per Common Share (2)
Earnings (basic)	$0.22	$0.30	$0.30	$0.34	$1.16
Earnings (diluted)	$0.22	$0.30	$0.30	$0.34	$1.16
2011
Total interest income	$54,611	$53,309	$68,432	$74,919	$251,271
Total interest expense	4,162	3,934	3,644	2,795	14,535
Net interest income	50,449	49,375	64,788	72,124	236,736
Provision for noncovered loan and lease losses	—	2,150	500	4,750	7,400
Provision (recapture) for losses on covered loans	(422)	2,301	433	(3,960)	(1,648)
Noninterest income (loss)	(5,419)	3,542	2,196	(9,602)	(9,283)
Noninterest expense	37,346	37,164	39,935	41,314	155,759
Income before income taxes	8,106	11,302	26,116	20,418	65,942
Provision for income taxes	2,327	2,670	7,244	5,664	17,905
Net income	$5,779	$8,632	$18,872	$14,754	$48,037
Per Common Share (2)
Earnings (basic)	$0.15	$0.22	$0.48	$0.37	$1.22
Earnings (diluted)	$0.15	$0.22	$0.48	$0.37	$1.21
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
Acquired Impaired Loans
Loans acquired at a discount for which it is probable that all contractual payments will not be received are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, certain acquired loans with evidence of deteriorated credit quality may be accounted for under this topic even if it is not yet probable that all contractual payments will not be received. These loans are recorded at fair value at the time of acquisition. Estimated credit losses are included in the determination of fair value, therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans (“accretable yield”) is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates individual loans with common risk characteristics into pools of loans. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

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
Valuation and Recoverability of Goodwill
Goodwill represented $115.6 million of our $4.91 billion in total assets and $764.0 million in total shareholders’ equity as of December 31, 2012. The Company has one, single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
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
The accounting estimates related to our goodwill require us to make considerable assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic and industry factors, as well as our views regarding the growth and earnings prospects of the bank. Changes in these judgments, either individually or collectively, may have a significant effect on the estimated fair values.
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required and our single reporting unit was not at risk of failing step one. As of December 31, 2012 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Even though we determined that there was no goodwill impairment during 2012, additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge.
Please refer to Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2012 Highlights

•	Consolidated net income for 2012 was $46.1 million, or $1.16 per diluted common share, compared with a net income of $48.0 million, or $1.21 per diluted common share, in 2011.

•
Net interest income for 2012 increased 1% to $238.9 million compared to $236.7 million for 2011. Interest income was $248.5 million in 2012, compared to $251.3 million in 2011. The decrease was due to the lower average yield on the noncovered loan portfolio. Interest expense decreased $5.0 million due to the average cost of interest-bearing deposits falling 19 basis points.

•
Provision expense on noncovered loans was $13.5 million in 2012, compared to $7.4 million in 2011, an increase of 82%. Provision expense on covered loans was $25.9 million in 2012, compared to a provision recapture of $1.6 million in 2011. The noncovered loan provision for the current year approximates current year net charge-offs. The noncovered loan provision in 2011 approximated net charge-offs partially offset by an improvement in credit quality. The increase in the provision on covered loans was due to incremental loan losses incurred in the current period which were in excess of those expected from the remeasurement of cash flows during the prior period.

•
Noninterest income was $27.1 million for 2012, an increase from a loss of $9.3 million for 2011. The increase was primarily due to the decrease of $25.0 million in the change in the FDIC loss-sharing asset, $6.5 million in additional investment securities gains, and $3.4 million in additional service charges and other fees.

•
Noninterest expense increased 5% to $162.9 million for 2012 due to increases in staffing and occupancy costs related to the three FDIC-assisted transactions that occurred during mid 2011 as well as additional legal and professional expenses incurred in 2012 related to the pending acquisition of West Coast.

•
Total assets at December 31, 2012 were $4.91 billion, up 3% from $4.79 billion at the end of 2011. The increase from December 31, 2011 reflects the Company's noncovered loan growth as well as the increase in cash and cash equivalents in anticipation of payment of the cash portion of the West Coast Bancorp acquisition consideration.

•	Investment securities available for sale totaled $1.00 billion at December 31, 2012 compared to $1.03 billion at December 31, 2011.

•
Loans, excluding covered loans, were $2.53 billion, up 8% from $2.35 billion at the end of 2011. The increase from December 31, 2011 reflects additional loan volume arising from the Company's organic loan growth. Noncovered loan growth during 2012 was $177.3 million and was centered mainly in commercial business and commercial and multifamily residential loans.

•
The allowance for noncovered loan and lease losses decreased to $52.2 million at December 31, 2012 from $53.0 million at December 31, 2011 due to improved loan quality. The Company’s allowance amounts to 2.07% of total noncovered loans, compared with 2.26% at the end of 2011.

•
Nonperforming assets totaled $48.5 million at December 31, 2012, significantly down from $85.4 million at December 31, 2011. Net loan charge-offs were $14.3 million in 2012, compared with $15.4 million in 2011. Nonaccrual loans decreased $16.1 million to $37.4 million and other real estate owned and other personal property owned decreased $20.8 million to $11.1 million.

•
Deposits totaled $4.04 billion at December 31, 2012 compared to $3.82 billion at December 31, 2011. Core deposits totaled $3.80 billion at December 31, 2012, comprising 94% of total deposits compared to $3.51 billion, or 92%, of total deposits at December 31, 2011.

•	The Company is well capitalized with a total risk-based capital ratio of 20.62% at December 31, 2012 compared to 21.05% at December 31, 2011.

•	The number of branches decreased by 3 from December 31, 2011 to December 31, 2012 as part of the Company's ongoing effort to improve efficiencies.

Business Combinations
On August 5, 2011, the Bank acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. The Bank and the FDIC entered into a modified whole bank purchase and assumption agreement without loss share. The bank acquired approximately $437.5 million in assets, including $200.0 million in loans measured at fair value, and approximately $401.1 million in deposits located in nine branches in eastern Washington. The Bank participated in a competitive bid process in which the accepted bid included no deposit premium on non-brokered deposits and a negative bid of $30.0 million on net assets acquired.
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

RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Years ended December 31,
	2012	Amount	%	2011	Amount	%	2010	2009	2008
	(dollars in thousands, except per share amounts)
Interest income	$248,504	$(2,767)	(1)	$251,271	$65,392	35	$185,879	$143,035	$175,060
Interest expense	9,577	(4,958)	(34)	14,535	(6,557)	(31)	21,092	27,683	55,547
Net interest income	238,927	2,191	1	236,736	71,949	44	164,787	115,352	119,513
Provision for loan and lease losses	13,475	6,075	82	7,400	(33,891)	(82)	41,291	63,500	41,176
Provision (recapture) for losses on covered loans	25,892	27,540	(1,671)	(1,648)	(7,703)	(127)	6,055	—	—
Noninterest income (loss)	27,058	36,341	(391)	(9,283)	(62,064)	(118)	52,781	29,690	14,850
Noninterest expense:
Compensation and employee benefits	85,434	3,882	5	81,552	11,772	17	69,780	47,275	49,315
Other expense	77,479	3,272	4	74,207	6,840	10	67,367	47,213	42,810
Total	162,913	7,154	5	155,759	18,612	14	137,147	94,488	92,125
Income (loss) before income taxes	63,705	(2,237)	(3)	65,942	32,867	99	33,075	(12,946)	1,062
Provision (benefit) for income taxes	17,562	(343)	(2)	17,905	15,614	682	2,291	(8,978)	(4,906)
Net income (loss)	$46,143	$(1,894)	(4)	$48,037	$17,253	56	$30,784	$(3,968)	$5,968
Less: Dividends on preferred stock	—	—	—	—	(4,947)	(100)	4,947	4,403	470
Net income (loss) applicable to common shareholders	$46,143	$(1,894)	(4)	$48,037	$22,200	86	$25,837	$(8,371)	$5,498
Earnings (loss) per common share, diluted	$1.16	$(0.05)	(4)	$1.21	$0.49	68	$0.72	$(0.38)	$0.30
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
Net Interest Income Summary

	2012			2011			2010
	Average Balances (1)	Interest Earned/ Paid	Average Rate	Average Balances (1)(3)	Interest Earned/ Paid (3)	Average Rate	Average Balances (1)(3)	Interest Earned/ Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1)(2)	$2,413,307	$131,413	5.45%	$2,064,568	$126,520	6.13%	$2,103,964	$109,039	5.18%
Covered loans, net (1)	487,213	88,785	18.22%	542,698	92,467	17.04%	381,686	48,796	12.78%
Taxable securities	740,418	18,276	2.47%	675,010	21,870	3.24%	491,306	18,276	3.72%
Tax exempt securities (2)	270,876	15,423	5.69%	253,881	15,736	6.20%	228,846	14,505	6.34%
Interest-earning deposits with banks and federal funds sold	334,910	854	0.26%	335,267	839	0.25%	377,926	963	0.25%
Total interest-earning assets	4,246,724	254,751	6.00%	3,871,424	257,432	6.65%	3,583,728	191,579	5.35%
Other earning assets	76,327			57,518			51,446
Noninterest-earning assets	503,232			580,068			613,416
Total assets	$4,826,283			$4,509,010			$4,248,590
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$543,349	$3,257	0.60%	$636,074	$5,093	0.80%	$763,829	$8,705	1.14%
Savings accounts	298,223	77	0.03%	247,073	152	0.06%	199,117	287	0.14%
Interest-bearing demand	790,887	869	0.11%	704,484	1,393	0.20%	637,983	2,157	0.34%
Money market accounts	1,051,171	1,684	0.16%	969,548	3,840	0.40%	851,673	5,584	0.66%
Total interest-bearing deposits	2,683,630	5,887	0.22%	2,557,179	10,478	0.41%	2,452,602	16,733	0.68%
Federal Home Loan Bank advances (4)	100,337	3,211	3.20%	120,419	2,980	2.47%	122,860	2,841	2.31%
Long-term subordinated debt	—	—	—%	14,746	579	3.93%	25,701	1,029	4.00%
Other borrowings and interest-bearing liabilities	25,000	479	1.92%	24,899	498	2.00%	24,881	489	1.96%
Total interest-bearing liabilities	2,808,967	9,577	0.34%	2,717,243	14,535	0.53%	2,626,044	21,092	0.80%
Noninterest-bearing deposits	1,192,036			984,220			818,321
Other noninterest-bearing liabilities	64,095			76,821			135,756
Shareholders’ equity	761,185			730,726			668,469
Total liabilities & shareholders’ equity	$4,826,283			$4,509,010			$4,248,590
Net interest income		$245,174			$242,897			$170,487
Net interest spread			5.66%			6.12%			4.55%
Net interest margin			5.77%			6.27%			4.76%
Average interest-earning assets to average interest-bearing liabilities			151.18%			142.48%			136.47%
 __________

(1)
Nonaccrual loans were included in loans. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million in 2012, $1.3 million in 2011 and $2.1 million in 2010. The amortization of net unearned discounts on certain acquired loans was $5.9 million in 2012 and $14.3 million in 2011. There was no amortization of net unearned discounts in 2010.

(2)
Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $765 thousand, $567 thousand and $543 thousand for the years ended December 31, 2012, 2011, and 2010, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $5.5 million, $5.6 million and $5.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(3) Reclassified to conform to the current period’s presentation.
(4) Federal Home Loan Bank advances includes prepayment charge of $603 thousand in 2012.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2012 and 2011, as well as between 2011 and 2010 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2012 Compared to 2011 Increase (Decrease) Due to			2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total	Volume (1)	Rate (1)	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$19,937	$(15,044)	$4,893	$(2,076)	$19,558	$17,482
Covered loans, net	(9,845)	6,163	(3,682)	24,412	19,258	43,670
Taxable securities	1,973	(5,567)	(3,594)	6,178	(2,584)	3,594
Tax-exempt securities	1,015	(1,328)	(313)	1,558	(327)	1,231
Interest earning deposits with banks and federal funds sold	(1)	16	15	(107)	(17)	(124)
Interest income	$13,079	$(15,760)	$(2,681)	$29,965	$35,888	$65,853
Interest Expense
Deposits:
Certificates of deposit	$(674)	$(1,162)	$(1,836)	$(1,300)	$(2,312)	$(3,612)
Savings accounts	27	(102)	(75)	57	(192)	(135)
Interest-bearing demand	155	(679)	(524)	206	(970)	(764)
Money market accounts	299	(2,455)	(2,156)	694	(2,438)	(1,744)
Total interest on deposits	(193)	(4,398)	(4,591)	(343)	(5,912)	(6,255)
Federal Home Loan Bank and Federal Reserve Bank borrowings	(550)	781	231	(57)	196	139
Long-term subordinated debt	(579)	—	(579)	(431)	(19)	(450)
Other borrowings and interest-bearing liabilities	—	(19)	(19)	2	7	9
Interest expense	$(1,322)	$(3,636)	$(4,958)	$(829)	$(5,728)	$(6,557)
	$14,401	$(12,124)	$2,277	$30,794	$41,616	$72,410
____________
(1) Reclassified to conform to the current period’s presentation.

Comparison of 2012 with 2011
Taxable-equivalent net interest income totaled $245.2 million in 2012, compared with $242.9 million for 2011. The increase in net interest income during 2012 resulted from the increase in the size of the noncovered loan portfolio as well as lower rates paid on deposits. These increases were partially offset by lower incremental accretion on covered loans and lower yields on the loan and securities portfolios. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan rates. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income and the net interest margin. The incremental accretion income had a positive impact of approximately 144 basis points on the 2012 net interest margin compared to a positive impact of 174 basis points on the 2011 net interest margin.

The following table shows the effect on the net interest income resulting from accretion of income on acquired impaired loans and loans acquired in the Bank of Whitman transaction:

	Year ended December 31, 2012	Year ended December 31, 2011
	(in thousands)
Interest income as recorded	$98,583	$109,580
Interest income at stated note rate	37,406	42,220
Incremental accretion income	$61,177	$67,360
Incremental accretion income due to:
Acquired impaired loans	$55,305	$53,079
Other acquired loans	5,872	14,281
Incremental accretion income	$61,177	$67,360
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
For noncovered loans, the Company recorded expense of $13.5 million and $7.4 million through the provision for loan and lease losses in 2012 and 2011, respectively. The provision recorded in 2012 reflects management’s ongoing assessment of the credit quality of the Company’s noncovered loan portfolio, which is impacted by various economic trends, including the slow recovery of the Pacific Northwest economy. Additional factors affecting the provision include credit quality migration, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
The Company recorded expense of $25.9 million through the provision for losses on covered loans in 2012 compared to a recapture of $1.6 million through the provision for losses on covered loans in 2011. The provision recorded in 2012 was due to incremental loan losses incurred in the current period which were in excess of those expected from the remeasurement of cash flows during the prior period. These incremental loan losses reduced expected future cash flows and, when discounted at current yields, resulted in impairment. The $25.9 million in provision expense is partially offset by a $20.7 million favorable adjustment to the change in FDIC loss-sharing asset.
For the years ended December 31, 2012, 2011 and 2010, net noncovered loan charge-offs amounted to $14.3 million, $15.4 million, and $33.8 million, respectively. Loans in the commercial business portfolio accounted for 60% of the 2012 net charge-offs, while loans in the commercial and multifamily residential real estate portfolio accounted for 27% of the 2012 net charge-offs compared to 35% and 21%, respectively, in 2011.

Noninterest Income (Loss)

The following table presents the significant components of noninterest income (loss) and the related dollar and percentage change from period to period:

	Years ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(dollars in thousands)
Service charges and other fees	$29,998	$3,366	13%	$26,632	$1,934	8%	$24,698
Gain on bank acquisitions, net of tax	—	(1,830)	(100)%	1,830	(7,988)	(81)%	9,818
Merchant services fees	8,154	769	10%	7,385	(117)	(2)%	7,502
Investment securities gains (losses)	3,733	6,549	(233)%	(2,816)	(2,874)	(4,955)%	58
Bank owned life insurance (BOLI)	2,861	673	31%	2,188	147	7%	2,041
Change in FDIC loss-sharing asset	(24,467)	25,029	(51)%	(49,496)	(54,404)	(1,108)%	4,908
Other	6,779	1,785	36%	4,994	1,238	33%	3,756
Total noninterest income	$27,058	$36,341	(391)%	$(9,283)	$(62,064)	(118)%	$52,781
Comparison of 2012 with 2011
The increase in noninterest income from the prior year was primarily due to the decrease of $25.0 million in the change in the FDIC loss-sharing asset, the $6.5 million in additional investment securities gains, and the $3.4 million in additional service charges and other fees. These increases were partially offset by the net of tax gain on bank acquisition of $1.8 million recorded in 2011, with no gain recorded in 2012.
The change in the FDIC loss-sharing asset recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss-sharing agreements. The Company remeasures contractual and expected cash flows of covered loans on a quarterly basis. When the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses the nonaccretable difference decreases and the accretable yield of the related loan pool is increased and recognized as interest income over the life of the loan portfolio. As a result of the improved expected cash flows, the FDIC loss-sharing asset is reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loan portfolio. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The increase in investment securities gains was primarily due to the $3.0 million impairment charge recorded during 2011 on a single municipal obligation for which we received full repayment during 2012, resulting in a gain of approximately $3.0 million. The increase in service charges and other fees was primarily due to a larger customer base.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2012	$ Change	% Change	2011 (1)	$ Change	% Change	2010 (1)
	(dollars in thousands)
Gain on disposal of assets	$91	$2	2%	$89	$(29)	(25)%	$118
Mortgage banking	1,226	497	68%	729	460	171%	269
Small Business Administration premiums	607	556	1,090%	51	(130)	(72)%	181
Cash management 12b-1 fees	5	—	—%	5	(6)	(55)%	11
Letter of credit fees	392	(23)	(6)%	415	(17)	(4)%	432
Late charges	457	95	26%	362	(94)	(21)%	456
Currency exchange income	364	18	5%	346	(14)	(4)%	360
New Markets Tax Credit dividend	2	(50)	(96)%	52	(19)	(27)%	71
Miscellaneous fees on loans	1,854	180	11%	1,674	690	70%	984
Interest rate swap income	522	189	57%	333	(95)	(22)%	428
Credit card fees	325	65	25%	260	77	42%	183
Miscellaneous	934	256	38%	678	415	158%	263
Total other noninterest income	$6,779	$1,785	36%	$4,994	$1,238	33%	$3,756
_______________
(1) Reclassified to conform to the current period’s presentation.
The increase in other noninterest income was due in part to the increases in mortgage banking income and Small Business Administration premiums. We have grown our mortgage services division and had increased volume in our mortgage loan sales during 2012. During 2012, we had a large increase in the volume of our Small Business Association loan sales.
Comparison of 2011 with 2010
Noninterest income for the year ended December 31, 2011 was a loss of $9.3 million, a decrease of $62.1 million from 2010. The decrease in noninterest income from the prior year was primarily due to the $54.4 million decrease in the change in FDIC loss-sharing asset and the $3.0 million impairment charge on investment securities. In addition, in 2011 the Company recorded a gain on bank acquisition of $1.8 million compared to a gain on acquisition of $9.8 million in the prior year. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Noninterest Expense
Noninterest expense was $162.9 million in 2012, an increase of $7.2 million, or 5%, over 2011. Noninterest expense increased $18.6 million, or 14%, in 2011 over 2010.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(dollars in thousands)
Compensation and employee benefits	$85,434	$3,882	5%	$81,552	$11,772	17%	$69,780
All other noninterest expense:
Occupancy	20,031	1,068	6%	18,963	2,149	13%	16,814
Merchant processing	3,612	(86)	(2)%	3,698	(666)	(15)%	4,364
Advertising and promotion	3,650	(36)	(1)%	3,686	605	20%	3,081
Data processing	9,714	1,230	14%	8,484	(285)	(3)%	8,769
Legal and professional services	8,915	2,429	37%	6,486	802	14%	5,684
Taxes, license and fees	4,736	290	7%	4,446	1,588	56%	2,858
Regulatory premiums	3,384	(953)	(22)%	4,337	(2,148)	(33)%	6,485
Net cost of operation of noncovered other real estate owned	4,766	(2,650)	(36)%	7,416	1,721	30%	5,695
Net benefit of operation of covered other real estate owned	(6,735)	1,703	(20)%	(8,438)	(3,530)	72%	(4,908)
Amortization of intangibles	4,445	126	3%	4,319	397	10%	3,922
FDIC clawback expense (recovery)	(54)	(3,710)	(101)%	3,656	3,656	100%	—
Other	21,015	3,861	23%	17,154	2,551	17%	14,603
Total all other noninterest expense	77,479	3,272	4%	74,207	6,840	10%	67,367
Total noninterest expense	$162,913	$7,154	5%	$155,759	$18,612	14%	$137,147
Comparison of 2012 with 2011
Compensation and employee benefits expense increased to $85.4 million, or 5%, in 2012 from $81.6 million in 2011 reflecting a full year of staffing increases in the current year related to the three FDIC-assisted acquisitions that occurred in 2011.
The remaining noninterest expense categories increased $3.3 million, or 4%, between 2011 and 2012. The increase was primarily due to the $2.4 million increase in legal and professional, which includes $1.8 million of costs related to the recently announced acquisition of West Coast. Occupancy and data processing increased $1.1 million and $1.2 million due to the increase in number of branch locations in operation during 2012 compared to 2011. Though the period end number of branches decreased slightly between 2011 and 2012, the number of branches in operation throughout the year was larger in 2012 due to the three acquisitions that occurred in mid 2011. These increases were partially offset by a reduction of $3.7 million in the FDIC clawback expense. The Company's Purchase & Assumption agreements with the FDIC require the Company to reimburse the FDIC at the conclusion of the loss share agreement period, February 2020 for the Columbia River Bank and American Marine Bank transactions, a calculated amount if total losses on the acquired loan portfolios fail to reach a minimum threshold level. The $3.7 million recorded in 2011 represented the net present value of management's clawback liability estimate of $5.5 million at December 31, 2011. There has not been a material change in this estimate during 2012.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(dollars in thousands)
CRA partnership investment expense	$609	$11	2%	$598	$329	122%	$269
Software support & maintenance	1,574	212	16%	1,362	305	29%	1,057
Federal Reserve Bank processing fees	216	(118)	(35)%	334	6	2%	328
Supplies	1,132	(144)	(11)%	1,276	(171)	(12)%	1,447
Postage	2,088	(43)	(2)%	2,131	362	20%	1,769
Sponsorships & charitable contributions	780	(343)	(31)%	1,123	359	47%	764
Travel	1,368	120	10%	1,248	286	30%	962
Investor relations	178	4	2%	174	(6)	(3)%	180
Insurance	1,030	194	23%	836	55	7%	781
Director expenses	551	94	21%	457	16	4%	441
Employee expenses	739	103	16%	636	164	35%	472
ATM Network	1,131	73	7%	1,058	216	26%	842
Miscellaneous	9,619	3,698	62%	5,921	630	12%	5,291
Total other noninterest expense	$21,015	$3,861	23%	$17,154	$2,551	17%	$14,603
Other noninterest expense increased $3.9 million primarily due to the increase of $3.7 million in miscellaneous noninterest expense, which was primarily driven by $2.0 million recorded in other personal property ("OPPO") costs in 2012 compared to $1.1 million recorded in OPPO benefit in 2011.
Comparison of 2011 with 2010
Compensation and employee benefits expense increased to $81.6 million, or 17% in 2011 from $69.8 million in 2010 reflecting staffing increases in 2011 related to the three FDIC-assisted acquisitions. Full-time equivalent staff increased to 1,256 at December 31, 2011 from 1,092 at December 31, 2010.
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
Income Tax
For the years ended December 31, 2012, 2011 and 2010 we recorded income tax provisions of $17.6 million, $17.9 million and $2.3 million, respectively. The effective tax rate was 28% in 2012, 27% in 2011 and 7% in 2010. For additional information, see Note 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. Our effective tax rate continues to be less than our federal statutory rate of 35% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships.

Financial Condition
Our total assets increased 3% to $4.91 billion at December 31, 2012 from $4.79 billion at December 31, 2011. Interest-earning deposits with banks increased $186.4 million as the Company accumulated cash in overnight funds in anticipation of payment of the cash portion of the West Coast acquisition consideration. Our investment portfolio decreased $26.4 million or 3%. Though the net loan portfolio increased only 1% or $37.5 million to $2.86 billion, the noncovered loan portfolio increased $177.3 million or 8%. The increase in the noncovered loan portfolio can be attributed to increases in commercial business loans of $123.4 million and commercial and multifamily residential real estate loans of $63.0 million. The FDIC loss-sharing asset decreased $78.7 million or 45% to $96.4 million at December 31, 2012. The decrease in the FDIC loss-sharing asset was due to $54.6 million in cash received from the FDIC as well as $42.9 million in amortization, partially offset by $20.7 million in loan impairment. Premises and equipment, net increased $10.8 million or 10%, as we purchased 6 branch buildings in 2012 that we had previously leased nearby locations. Deposit balances increased $226.6 million or 6% to $4.04 billion and FHLB advances decreased 94% to $6.6 million. The decrease in FHLB advances is due to the early repayment of $106.4 million during the fourth quarter of 2012.
Investment Portfolio
We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. As of December 31, 2012 we had 38 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
During the fourth quarter of 2012, the Company received full payment on a municipal bond that was determined to be other-than-temporarily impaired during December 2011. The $2.95 million gain related to this security was recorded in the line item Investment securities gains (losses), net in the Consolidated Statements of Income.
Purchases during 2012 totaled $322.3 million while maturities, repayments and sales totaled $328.2 million compared to purchases of $453.0 million and maturities, repayments and sales of $221.0 million during 2011. At December 31, 2012 U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 57% of our investment portfolio, state and municipal securities were 29%, government agency and government-sponsored enterprise securities were 12%, and government securities were 2%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 3 years and 8 months at December 31, 2012.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2012
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$18,044	$18,825	4.41%
Over 5 through 10 years	85,280	89,070	3.27%
Over 10 years	457,752	464,474	2.60%
Total	$561,076	$572,369	2.77%
State and municipal securities (2)
Due through 1 year	$25,063	$25,440	6.14%
Over 1 through 5 years	36,836	38,954	4.52%
Over 5 through 10 years	56,953	59,917	4.82%
Over 10 years	146,218	161,264	6.22%
Total	$265,070	$285,575	5.69%
U.S. government agency and government-sponsored enterprise securities (1)
Over 1 through 5 years	$73,091	$73,925	0.84%
Over 5 through 10 years	46,994	46,576	1.13%
Total	$120,085	$120,501	0.96%
U.S. government securities (1)
Over 5 through 10 years	$19,804	$19,828	1.15%
Total	$19,804	$19,828	1.15%
 __________

(1)
The maturities reported for mortgage-backed securities, collateralized mortgage obligations, government agency, government-sponsored enterprise, and government securities are based on contractual maturities and principal amortization.

(2)	Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%.
For further information on our investment portfolio see Note 3 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB ASC. The FHLB is currently classified as adequately capitalized by the Federal Housing Finance Agency (“Finance Agency”). Accordingly, as of December 31, 2012 we did not recognize an impairment charge related to our FHLB stock holdings. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio
We are a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total	2008	% of Total
	(dollars in thousands)
Commercial business	$1,155,158	45.7%	$1,031,721	43.9%	$795,369	41.5%	$744,440	37.1%	$810,922	36.3%
Real estate:
One-to-four family residential	43,922	1.7%	64,491	2.8%	49,383	2.6%	63,364	3.1%	57,237	2.6%
Commercial and multifamily residential	1,061,201	42.0%	998,165	42.5%	794,329	41.5%	856,260	42.6%	862,595	38.6%
Total real estate	1,105,123	43.7%	1,062,656	45.3%	843,712	43.9%	919,624	45.7%	919,832	41.2%
Real estate construction:
One-to-four family residential	50,602	2.0%	50,208	2.1%	67,961	3.5%	107,620	5.4%	209,682	9.4%
Commercial and multifamily residential	65,101	2.7%	36,768	1.6%	30,185	1.6%	41,829	2.1%	81,176	3.6%
Total real estate construction	115,703	4.7%	86,976	3.7%	98,146	5.2%	149,449	7.5%	290,858	13.0%
Consumer	157,493	6.2%	183,235	7.8%	182,017	9.5%	199,987	10.0%	214,753	9.7%
Subtotal	2,533,477	100.3%	2,364,588	100.7%	1,919,244	100.2%	2,013,500	100.2%	2,236,365	100.2%
Less deferred loan fees and other	(7,767)	(0.3)%	(16,217)	(0.7)%	(3,490)	(0.2)%	(4,616)	(0.2)%	(4,033)	(0.2)%
Total loans not covered under FDIC loss-share agreements, net of deferred fees	2,525,710	100.0%	2,348,371	100.0%	1,915,754	100.0%	2,008,884	100.0%	2,232,332	100.0%
Loans covered under FDIC loss-share agreements
Covered loans	391,337		531,929		517,061		—		—
Total loans, net (before Allowance for Loan and Lease Losses)	$2,917,047		$2,880,300		$2,432,815		$2,008,884		$2,232,332
Loans held for sale	$2,563		$2,148		$754		$—		$1,964
At December 31, 2012, total loans were $2.92 billion compared with $2.88 billion in the prior year, an increase of $36.7 million or 1%. The noncovered loan portfolio increased $177.3 million, or 8% from the previous year. The increase in the noncovered loan portfolio was primarily due to increases in commercial business loans of $123.4 million and commercial and multifamily residential real estate loans of $63.0 million. Net covered loans were $391.3 million at December 31, 2012 compared with $531.9 million in the prior year, a decrease of $140.6 million or 27%. Total loans represented 58% and 59% of total assets at December 31, 2012 and 2011, respectively.
Commercial Business Loans: Commercial business loans increased $123.4 million, or 12%, to $1.16 billion from year-end 2011, representing 46% of total loans at year end. We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.
Real Estate Loans: One-to-four family residential loans are secured by properties located within our primary market areas and, typically, have loan-to-value ratios of 80% or lower at origination. Our underwriting standards for commercial and multifamily residential loans generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.
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
Foreign Loans: The Company has no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
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
The following table is a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the year ended December 31, 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Principal reductions and interest payments	(175,837)	—	—	(175,837)
Accretion of loan discount	—	—	86,671	86,671
Changes in contractual and expected cash flows due to remeasurement	(73,483)	51,084	(6,746)	(29,145)
Reduction due to removals	(30,128)	2,862	12,856	(14,410)
Balance at December 31, 2012	$556,108	$(37,371)	$(166,888)	$351,849
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 4 and Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our covered and noncovered commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2012:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$510,755	$296,309	$345,385	$1,152,449
Real estate construction	75,247	23,795	16,660	115,702
Total	$586,002	$320,104	$362,045	$1,268,151
Fixed rate loans due after 1 year		$151,557	$204,688	$356,245
Variable rate loans due after 1 year		168,547	157,357	325,904
Total		$320,104	$362,045	$682,149

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
Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned, if applicable. Nonperforming assets totaled $48.5 million, or 1.08% of year-end assets at December 31, 2012, compared to $85.4 million, or 2.02% of year end assets at December 31, 2011.

The following table sets forth information with respect to our noncovered, nonperforming loans, other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual:
Commercial business	$9,299	$10,243	$32,367	$18,979	$2,976
Real estate:
One-to-four family residential	2,349	2,696	2,996	1,860	905
Commercial and multifamily residential	19,204	19,485	23,192	24,354	5,710
Real estate construction:
One-to-four family residential	4,900	10,785	18,004	47,653	69,668
Commercial and multifamily residential	—	7,067	7,584	16,230	25,752
Consumer	1,643	3,207	5,020	1,355	1,152
Total nonaccrual loans:	37,395	53,483	89,163	110,431	106,163
Noncovered real estate owned and other personal property owned	11,108	31,905	30,991	19,037	2,874
Total nonperforming assets	$48,503	$85,388	$120,154	$129,468	$109,037
Accruing loans past-due 90 days or more	$—	$—	$—	$—	$—
Forgone interest on nonperforming loans	$3,388	$5,326	$6,389	$7,637	$4,072
Interest recognized on nonperforming loans	$1,114	$1,017	$2,035	$2,437	$4,550
Potential problem loans	$5,915	$10,618	$3,793	$11,423	$17,736
Allowance for loan and lease losses	$52,244	$53,041	$60,993	$53,478	$42,747
Allowance for loan and lease losses to nonperforming loans	139.71%	99.17%	68.41%	48.43%	40.27%
Nonperforming loans to year end loans	1.48%	2.28%	4.65%	5.50%	4.76%
Nonperforming assets to year end assets	1.08%	2.02%	3.23%	4.04%	3.52%

At December 31, 2012 nonperforming loans decreased to 1.48% of year end loans, down from 2.28% of year end loans at December 31, 2011. Nonperforming commercial business loans declined from $10.2 million, or 19% of nonperforming loans at December 31, 2011 to $9.3 million or 25% of nonperforming loans at year end 2012. The nonperforming residential construction loan sector declined to $4.9 million during 2012, down from $10.8 million, or 20% of nonperforming loans at December 31, 2011. Nonperforming commercial real estate loans improved as well, declining from $26.6 million at December 31, 2011 to $19.2 million at year end 2012.
Other Real Estate Owned: As of December 31, 2012 there was $10.7 million in noncovered other real estate owned (“OREO”) which is comprised of property from foreclosed real estate loans, a decrease of $12.2 million from $22.9 million at December 31, 2011. Additionally, as of December 31, 2012 the Company held $16.3 million in OREO covered under FDIC loss-sharing agreements which are excluded from nonperforming assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $5.9 million at year end 2012, compared to $10.6 million at year end 2011.

The following table summarizes activity in noncovered, nonperforming loans for the period indicated:

	Years Ended December 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$53,483	$89,163
Loans placed on nonaccrual or restructured	32,325	34,747
Advances	827	1,687
Charge-offs	(12,572)	(15,107)
Loans returned to accrual status	(6,700)	(7,840)
Repayments (including interest applied to principal)	(23,452)	(26,168)
Transfers to OREO/OPPO	(6,516)	(22,999)
Balance, end of period	$37,395	$53,483
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
The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $500,000 are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $500,000 are evaluated for potential impairment on a quarterly basis. The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.
The following table summarizes noncovered, impaired loan financial data at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands)
Impaired loans	$34,661	$58,288
Impaired loans with specific allocations	$4,405	$5,226
Amount of the specific allocations	$1,395	$1,484
Impaired loans with a carrying amount of $34.7 million at December 31, 2012 were subject to specific allocations of allowance for loan and lease losses of $1.4 million and partial charge-offs of $3.1 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2012 and 2011 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $8.5 million and $8.4 million at December 31, 2012 and 2011, respectively.
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

On a quarterly basis our Chief Credit Officer reviews with Executive Management and the Board of Directors the various additional factors that management considers when determining the adequacy of the ALLL, including economic and business condition reviews. Factors which influenced management’s judgment in determining the amount of the additions to the ALLL charged to operating expense include the following as of the applicable balance sheet dates:

•	Existing general economic and business conditions affecting our market place

•	Credit quality trends

•	Historical loss experience

•	Seasoning of the loan portfolio

•	Bank regulatory examination results

•	Findings of internal credit examiners

•	Duration of current business cycle

•	Specific loss estimates for problem loans
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

Analysis of the ALLL
The following table provides an analysis of our noncovered loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Beginning balance	$53,041	$60,993	$53,478	$42,747	$26,599
Charge-offs:
Commercial business	(10,173)	(7,909)	(14,879)	(12,930)	(2,819)
Real estate:
One-to-four family residential	(549)	(717)	(406)	(395)	(46)
Commercial and multifamily residential	(5,474)	(3,687)	(6,173)	(1,309)	(966)
Real estate construction:
One-to-four family residential	(1,606)	(2,487)	(10,856)	(27,711)	(18,340)
Commercial and multifamily residential	(93)	(2,213)	(3,107)	(9,297)	(2,169)
Consumer	(2,534)	(3,918)	(3,982)	(2,879)	(1,647)
Total charge-offs	(20,429)	(20,931)	(39,403)	(54,521)	(25,987)
Recoveries:
Commercial business	1,548	2,598	2,389	750	272
Real estate:
One-to-four family residential	285	80	15	68	—
Commercial and multifamily residential	1,599	459	125	25	304
Real estate construction:
One-to-four family residential	1,488	2,091	1,673	833	16
Commercial and multifamily residential	66	—	775	—	—
Consumer	1,171	351	650	76	367
Total recoveries	6,157	5,579	5,627	1,752	959
Net charge-offs	(14,272)	(15,352)	(33,776)	(52,769)	(25,028)
Provision for loan and lease losses	13,475	7,400	41,291	63,500	41,176
Ending balance	$52,244	$53,041	$60,993	$53,478	$42,747
Loans outstanding at end of period (1)	$2,525,710	$2,348,371	$1,915,754	$2,008,884	$2,232,332
Average amount of loans outstanding (1)	$2,411,493	$2,065,014	$2,102,863	$2,124,574	$2,264,486
Allowance for loan and lease losses to period-end loans	2.07%	2.26%	3.18%	2.66%	1.91%
Net charge-offs to average loans outstanding	0.59%	0.74%	1.61%	2.48%	1.11%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,535	$1,165	$775	$500	$349
Net changes in the allowance for unfunded commitments and letters of credit	380	370	390	275	151
Ending balance	$1,915	$1,535	$1,165	$775	$500
 __________

(1)	Excludes loans held for sale and covered loans.

We have used the same methodology for ALLL calculations during 2012, 2011 and 2010. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Bank maintains a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2012		2011		2010		2009		2008
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$28,023	45.6%	$25,434	43.9%	$22,549	41.5%	$21,969	37.1%	$12,759	36.3%
Real estate and construction:
One-to-four family residential	2,500	3.7%	3,849	4.9%	7,161	6.1%	9,087	8.5%	16,781	12.0%
Commercial and multifamily residential	18,273	44.5%	20,345	43.4%	25,880	42.8%	19,703	44.4%	11,983	42.1%
Consumer	2,437	6.2%	2,719	7.8%	2,120	9.5%	1,282	10.0%	935	9.6%
Unallocated	1,011	—%	694	—%	3,283	—%	1,437	—%	289	—%
Total	$52,244	100.0%	$53,041	100.0%	$60,993	100.0%	$53,478	100.0%	$42,747	100.0%
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
Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered loans. Any decrease in expected cash flows on the covered loans due to an increase in expected credit losses will increase the FDIC indemnification asset and any increase in expected future cash flows on the covered loans due to a decrease in expected credit losses will decrease the FDIC indemnification asset. Changes in the estimated cash flows on covered assets that are immediately recognized in income generally result in a similar immediate adjustment to the loss-sharing asset while changes in expected cash flows on covered assets that are accounted for as an adjustment to yield generally result in adjustments to the amortization or accretion rate for the loss-sharing asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
At December 31, 2012, the FDIC loss-sharing asset was $96.4 million which was comprised of a $87.8 million FDIC indemnification asset and a $8.6 million FDIC receivable. The FDIC receivable represents amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC loss-sharing asset for the twelve months ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$175,071	$205,991
Adjustments not reflected in income:
Established through acquisitions	—	68,734
Cash received from the FDIC	(54,649)	(54,200)
FDIC reimbursable losses, net	399	4,042
Adjustments reflected in income:
Amortization, net	(42,940)	(46,049)
Loan impairment (recapture)	20,714	(1,318)
Sale of other real estate	(7,789)	(4,346)
Write-downs of other real estate	5,190	1,474
Other	358	743
Balance at end of period	$96,354	$175,071
For additional information on the FDIC loss-sharing asset, please see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2012	2011	2010
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$1,321,171	$1,156,610	$895,671
Interest-bearing demand	870,821	735,340	672,307
Money market	1,043,459	1,031,664	920,831
Savings	314,371	283,416	210,995
Certificates of deposit less than $100,000	252,544	303,405	298,678
Total core deposits	3,802,366	3,510,435	2,998,482
Certificates of deposit greater than $100,000	212,924	262,731	266,708
Certificates of deposit insured through CDARS®	26,720	42,080	38,312
Wholesale certificates of deposit	—	—	23,155
Subtotal	4,042,010	3,815,246	3,326,657
Premium resulting from acquisition date fair value adjustment	75	283	612
Total deposits	$4,042,085	$3,815,529	$3,327,269
Deposits totaled $4.04 billion at December 31, 2012 compared to $3.82 billion at December 31, 2011. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $3.80 billion at December 31, 2012 compared with $3.51 billion at December 31, 2011. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.
At December 31, 2012 brokered and other wholesale deposits (excluding public deposits) totaled $26.7 million or 1% of total deposits compared to $42.1 million or 1% of total deposits, at year-end 2011. The decrease in brokered deposits is attributed to a decrease in participation in the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity.

At December 31, 2012 public deposits held by the Company totaled $297.8 million compared to $229.5 million at December 31, 2011. Uninsured public deposit balances increased from $179.5 million at December 31, 2011 to $232.7 million at December 31, 2012. The Company is required to fully collateralize Washington state public deposits and 50% of Oregon state public deposits.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2012
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$61,585	1.5%	$21,767	0.5%
Over 3 through 6 months	47,559	1.2%	805	—%
Over 6 through 12 months	48,518	1.2%	3,275	0.1%
Over 12 months	55,262	1.4%	—	—%
Total	$212,924	5.3%	$25,847	0.6%
Other time deposits of $100,000 or more set forth in the table above represent CDARS®. We use CDARS®, brokered and other wholesale deposits as part of our strategy for funding growth. In the future, we anticipate continuing the use of such deposits to fund loan demand or treasury functions.
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2012		2011		2010
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$790,887	0.11%	$704,484	0.20%	$637,983	0.34%
Money market	1,051,171	0.16%	969,548	0.40%	851,673	0.66%
Savings	298,223	0.03%	247,073	0.06%	199,117	0.14%
Certificates of deposit	543,349	0.60%	636,074	0.80%	763,829	1.14%
Total interest-bearing deposits	2,683,630	0.22%	2,557,179	0.41%	2,452,602	0.68%
Demand and other non-interest bearing	1,192,036		984,220		818,321
Total average deposits	$3,875,666		$3,541,399		$3,270,923
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

The Company has not had FRB borrowings in the last three years. The following table sets forth the details of FHLB advances:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
FHLB Advances
Balance at end of year	$6,644	$119,009	$119,405
Average balance during the year	$100,337	$120,419	$123,685
Maximum month-end balance during the year	$118,967	$127,426	$154,916
Weighted average rate during the year	2.79%	2.76%	2.75%
Weighted average rate at December 31	5.42%	2.81%	2.81%
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
        The Company had off-balance sheet loan commitments aggregating $888.5 million at December 31, 2012, an increase from $709.9 million at December 31, 2011. Standby letters of credit were $19.5 million and $30.9 million at December 31, 2012 and 2011, respectively. In addition, commitments under commercial letters of credit used to facilitate customers' trade transactions amounted to $46 thousand and $243 thousand at December 31, 2012 and 2011, respectively.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2012
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$4,309	$7,472	$3,500	$7,329	$22,610
Total deposits (1)	3,928,679	86,175	26,879	352	4,042,085
Federal Home Loan Bank advances (1)	—	—	—	6,000	6,000
Other borrowings (1)	—	—	—	25,000	25,000
Total	$3,932,988	$93,647	$30,379	$38,681	$4,095,695
__________
(1) In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
For additional information regarding future financial commitments, see Note 15 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the Federal Reserve Bank of $435.2 million and $59.5 million, respectively, at December 31, 2012, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
Capital
Our shareholders’ equity increased to $764.0 million at December 31, 2012, from $759.3 million at December 31, 2011. Shareholders’ equity was 15.57% and 15.87% of total assets at December 31, 2012 and 2011.
Regulatory Capital. Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.
Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualified as “well-capitalized” at December 31, 2012 and 2011.
The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2012 and 2011:

	Company		Columbia Bank		Requirements
	2012	2011	2012	2011	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	20.62%	21.05%	17.87%	18.55%	8%	10%
Tier 1 risk-based capital ratio	19.35%	19.79%	16.60%	17.29%	4%	6%
Leverage ratio	12.78%	12.96%	11.07%	11.45%	4%	5%
Stock Repurchase Program
In October 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company may purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. This repurchase program supersedes and replaces the prior stock repurchase program adopted in February 2002.

Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2012	2011	2010
Dividends paid per common share	$0.98	$0.27	$0.04
Dividend payout ratio (1)	84%	22%	6%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For quarterly detail of dividends declared during 2012 and 2011, including special one-time dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.
Subsequent to year end, on January 24, 2013 the Company declared a regular quarterly cash dividend of $0.10 per share payable on February 20, 2013, to shareholders of record at the close of business on February 6, 2013.
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

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Shareholders’ equity	$764,008	$759,338
Goodwill	(115,554)	(115,554)
Core deposit intangible	(15,721)	(20,166)
Tangible common equity (a)	632,733	623,618
Total assets	4,906,335	4,785,945
Goodwill	(115,554)	(115,554)
Core deposit intangible	(15,721)	(20,166)
Tangible assets (b)	$4,775,060	$4,650,225
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$3,165,528	$3,024,442
Ratios
Tangible common equity to tangible assets (a)/(b)	13.25%	13.41%
Tangible common equity to risk-weighted assets (a)/(c)	19.99%	20.62%

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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2012. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

December 31, 2012	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$389,353	$—	$—	$—	$389,353
Loans, net of deferred fees	1,292,849	320,535	1,127,010	176,653	2,917,047
Loans held for sale	2,563	—	—	—	2,563
Investments	85,756	125,830	481,294	330,604	1,023,484
Total interest-earning assets	$1,770,521	$446,365	$1,608,304	$507,257	4,332,447
Allowance for loan and lease losses					(52,244)
Cash and due from banks					124,573
Premises and equipment, net					118,708
Other assets					382,851
Total assets					$4,906,335
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$1,043,460	$—	$—	$1,185,191	$2,228,651
Time deposits	150,194	227,396	113,054	1,619	492,263
Borrowings	—	—	—	31,644	31,644
Total interest-bearing liabilities	$1,193,654	$227,396	$113,054	$1,218,454	2,752,558
Other liabilities					1,389,769
Total liabilities					4,142,327
Shareholders’ equity					764,008
Total liabilities and shareholders’ equity					$4,906,335
Interest-bearing liabilities as a percent of total interest-earning assets	27.55%	5.25%	2.61%	28.12%
Rate sensitivity gap	$576,867	$218,969	$1,495,250	$(711,197)
Cumulative rate sensitivity gap	$576,867	$795,836	$2,291,086	$1,579,889
Rate sensitivity gap as a percentage of interest-earning assets	13.32%	5.05%	34.51%	(16.42)%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	13.32%	18.37%	52.88%	36.47%
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
Based on the results of the simulation model as of December 31, 2012, we would expect a decrease in net interest income of $1.7 million if interest rates gradually decrease from current rates by 100 basis points and an increase in net interest income of $9.2 million if interest rates gradually increase from current rates by 200 basis points over a twelve-month period.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and its subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2013

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2012	December 31, 2011
			(in thousands)
ASSETS
Cash and due from banks			$124,573	$91,364
Interest-earning deposits with banks			389,353	202,925
Total cash and cash equivalents			513,926	294,289
Securities available for sale at fair value (amortized cost of $969,359 and $987,560, respectively)			1,001,665	1,028,110
Federal Home Loan Bank stock at cost			21,819	22,215
Loans held for sale			2,563	2,148
Loans, excluding covered loans, net of unearned income of ($7,767) and ($16,217), respectively			2,525,710	2,348,371
Less: allowance for loan and lease losses			52,244	53,041
Loans, excluding covered loans, net			2,473,466	2,295,330
Covered loans, net of allowance for loan losses of ($30,056) and ($4,944), respectively			391,337	531,929
Total loans, net			2,864,803	2,827,259
FDIC loss-sharing asset			96,354	175,071
Interest receivable			14,268	15,287
Premises and equipment, net			118,708	107,899
Other real estate owned ($16,311 and $28,126 covered by FDIC loss-share, respectively)			26,987	51,019
Goodwill			115,554	115,554
Core deposit intangible, net			15,721	20,166
Other assets			113,967	126,928
Total assets			$4,906,335	$4,785,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,321,171	$1,156,610
Interest-bearing			2,720,914	2,658,919
Total deposits			4,042,085	3,815,529
Federal Home Loan Bank advances			6,644	119,009
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			68,598	67,069
Total liabilities			4,142,327	4,026,607
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
	December 31, 2012	December 31, 2011
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,686	39,506	581,471	579,136
Retained earnings			162,388	155,069
Accumulated other comprehensive income			20,149	25,133
Total shareholders’ equity			764,008	759,338
Total liabilities and shareholders’ equity			$4,906,335	$4,785,945

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011	2010
	(in thousands except per share)
Interest Income
Loans	$219,433	$218,420	$157,292
Taxable securities	18,276	21,870	18,276
Tax-exempt securities	9,941	10,142	9,348
Federal funds sold and deposits in banks	854	839	963
Total interest income	248,504	251,271	185,879
Interest Expense
Deposits	5,887	10,478	16,733
Federal Home Loan Bank advances	2,608	2,980	2,841
Prepayment charge on Federal Home Loan Bank advances	603	—	—
Long-term obligations	—	579	1,029
Other borrowings	479	498	489
Total interest expense	9,577	14,535	21,092
Net Interest Income	238,927	236,736	164,787
Provision for loan and lease losses	13,475	7,400	41,291
Provision (recapture) for losses on covered loans	25,892	(1,648)	6,055
Net interest income after provision (recapture) for loan and lease losses	199,560	230,984	117,441
Noninterest Income (Loss)
Service charges and other fees	29,998	26,632	24,698
Gain on bank acquisitions, net of tax	—	1,830	9,818
Merchant services fees	8,154	7,385	7,502
Investment securities gains (losses), net	3,733	(2,816)	58
Bank owned life insurance	2,861	2,188	2,041
Change in FDIC loss-sharing asset	(24,467)	(49,496)	4,908
Other	6,779	4,994	3,756
Total noninterest income (loss)	27,058	(9,283)	52,781
Noninterest Expense
Compensation and employee benefits	85,434	81,552	69,780
Occupancy	20,031	18,963	16,814
Merchant processing	3,612	3,698	4,364
Advertising and promotion	3,650	3,686	3,081
Data processing	9,714	8,484	8,769
Legal and professional fees	8,915	6,486	5,684
Taxes, licenses and fees	4,736	4,446	2,858
Regulatory premiums	3,384	4,337	6,485
Net cost (benefit) of operation of other real estate owned	(1,969)	(1,022)	787
Amortization of intangibles	4,445	4,319	3,922
FDIC clawback liability expense (recovery)	(54)	3,656	—
Other	21,015	17,154	14,603
Total noninterest expense	162,913	155,759	137,147
Income before income taxes	63,705	65,942	33,075
Provision for income taxes	17,562	17,905	2,291
Net Income	$46,143	$48,037	$30,784
Net Income Applicable to Common Shareholders	$46,143	$48,037	$25,837
Earnings Per Common Share
Basic	$1.16	$1.22	$0.73
Diluted	$1.16	$1.21	$0.72
Dividends paid per common share	$0.98	$0.27	$0.04
Weighted average number of common shares outstanding	39,260	39,103	35,209
Weighted average number of diluted common shares outstanding	39,263	39,180	35,392
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$46,143	$48,037	$30,784
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $1,902, ($7,462) and ($1,047)	(2,609)	13,285	1,587
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $1,316, $48 and $20	(2,417)	(85)	(38)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(5,026)	13,200	1,549
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0, $79, and $625	—	(143)	(1,134)
Net change in cash flow hedging instruments	—	(143)	(1,134)
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) during the period, net of tax of $0, $154 and ($12)	—	(260)	23
Less: amortization of unrecognized net actuarial gains and losses included in net periodic pension cost, net of tax of ($38), ($31) and ($15)	42	55	27
Pension plan liability adjustment, net	42	(205)	50
Other comprehensive income (loss)	(4,984)	12,852	465
Comprehensive income	$41,159	$60,889	$31,249

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)
Balance at January 1, 2010	77	$74,301	28,129	$348,706	$93,316	$11,816	$528,139
Net income	—	—	—	—	30,784	—	30,784
Other comprehensive income	—	—	—	—	—	465	465
Redemption of preferred stock and common stock warrant	(77)	(76,898)	—	(3,302)	—	—	(80,200)
Accretion of preferred stock discount	—	2,597	—	—	(2,597)	—	—
Issuance of common stock, net of offering costs	—	—	11,040	229,129	—	—	229,129
Issuance of common stock - stock option and other plans	—	—	69	923	—	—	923
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	100	1,424	—	—	1,424
Tax benefit associated with share-based compensation	—	—	—	25	—	—	25
Preferred dividends	—	—	—	—	(2,350)	—	(2,350)
Cash dividends paid on common stock	—	—	—	—	(1,461)	—	(1,461)
Balance at December 31, 2010	—	$—	39,338	$576,905	$117,692	$12,281	$706,878
Net income	—	—	—	—	48,037	—	48,037
Other comprehensive income	—	—	—	—	—	12,852	12,852
Issuance of common stock - stock option and other plans	—	—	51	848	—	—	848
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	119	1,635	—	—	1,635
Tax benefit deficiency associated with share-based compensation	—	—	—	(220)	—	—	(220)
Purchase and retirement of common stock	—	—	(2)	(32)	—	—	(32)
Cash dividends paid on common stock	—	—	—	—	(10,660)	—	(10,660)
Balance at December 31, 2011	—	$—	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	—	—	46,143	—	46,143
Other comprehensive loss	—	—	—	—	—	(4,984)	(4,984)
Issuance of common stock - stock option and other plans	—	—	40	713	—	—	713
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	140	1,622	—	—	1,622
Cash dividends paid on common stock	—	—	—	—	(38,824)	—	(38,824)
Balance at December 31, 2012	—	$—	39,686	$581,471	$162,388	$20,149	$764,008

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Flows From Operating Activities
Net Income	$46,143	$48,037	$30,784
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses and losses on covered loans	39,367	5,752	47,346
Stock-based compensation expense	1,622	1,635	1,424
Depreciation, amortization and accretion	57,305	46,121	11,352
Gain on FDIC-assisted bank acquisitions	—	(1,830)	(9,818)
Investment securities (gain) loss, net	(3,733)	2,816	(58)
Net realized (gain) loss on sale of other assets	(456)	79	(33)
Net realized gain on sale of other real estate owned	(11,634)	(9,310)	(5,253)
Gain on termination of cash flow hedging instruments	—	(222)	(1,759)
Write-down on other real estate owned	8,300	6,307	5,144
Deferred income tax expense (benefit)	(3,656)	(3,783)	15,838
Net change in:
Loans held for sale	(415)	(1,394)	(754)
Interest receivable	1,019	(1,243)	4,472
Interest payable	(629)	(403)	(784)
Other assets	(2,113)	(19,248)	18,419
Other liabilities	3,779	13,110	7,816
Net cash provided by operating activities	134,899	86,424	124,136
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(92,088)	(110,577)	164,084
Purchases of:
Securities available for sale	(322,342)	(453,043)	(179,332)
Premises and equipment	(17,137)	(15,088)	(36,503)
Proceeds from:
FDIC reimbursement on loss-sharing asset	54,649	54,200	—
Sales of securities available for sale	95,165	72,523	69,328
Principal repayments and maturities of securities available for sale	236,749	148,583	92,840
Sales of loans held for investment and other assets	4,414	46	902
Sales of covered other real estate owned	33,315	20,619	17,890
Sales of other real estate and other personal property owned	15,689	12,278	4,800
Termination of trust subsidiaries	—	774	—
Capital improvements on other real estate properties	(11)	(735)	(1,720)
Increase (decrease) in Small Business Administration secured borrowings	—	(642)	642
Net cash acquired in business combinations	—	247,792	145,534
Net cash provided by (used in) investing activities	8,403	(23,270)	278,465
Cash Flows From Financing Activities
Net increase (decrease) in deposits	226,556	(204,586)	(302,758)
Proceeds from:
Issuance of common stock	—	—	229,129
Exercise of stock options	713	848	923
Federal Home Loan Bank advances	100	100	—
Federal Reserve Bank borrowings	100	100	—
Payments for:
Repayment of Federal Home Loan Bank advances	(112,210)	(42,989)	(36,276)
Repayment of Federal Reserve Bank borrowings	(100)	(100)	—
Preferred stock dividends	—	—	(2,841)
Common stock dividends	(38,824)	(10,660)	(1,461)
Repayment of long-term subordinated debt	—	(25,774)	—
Repurchase of preferred stock and common stock warrant	—	—	(80,200)
Purchase and retirement of common stock	—	(32)	—
Excess tax benefit from stock-based compensation	—	98	25
Net decrease in other borrowings	—	—	(86)
Net cash provided by (used in) financing activities	76,335	(282,995)	(193,545)
Increase (decrease) in cash and cash equivalents	219,637	(219,841)	209,056
Cash and cash equivalents at beginning of period	294,289	514,130	305,074
Cash and cash equivalents at end of period	$513,926	$294,289	$514,130
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$10,206	$14,938	$21,876
Cash paid for income tax	$11,927	$23,025	$6,895
Non-cash investing activities
Assets acquired in FDIC-assisted acquisitions (excluding cash and cash equivalents)	$—	$485,870	$1,075,166
Liabilities assumed in FDIC-assisted acquisitions	$—	$731,832	$1,210,882
Loans transferred to other real estate owned	$21,627	$24,357	$29,864

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

1.	Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation”) is the holding company for Columbia State Bank (the “Bank”). The Bank provides a full range of financial services through 99 branch locations, including 74 in the State of Washington and 25 in Oregon. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management also considers whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-

temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.
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
Nonaccrual loans—Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, any accrued and unpaid interest receivable is reversed and the recognition of net deferred loan fees, premiums and unearned discounts ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement for a minimum period of six months and future payments are reasonably assured.
Impaired loans—Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $500,000 are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $500,000 are evaluated for potential impairment on a quarterly basis.
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
Covered Loans—The term covered loans refers to acquired loans that are covered under a loss-sharing agreement with the FDIC. The bulk of covered loans are accounted for under ASC 310-30. See Acquired Impaired Loans for further discussion.
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 15 in the Notes to Consolidated Financial Statements.
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
Allowance for Loan Losses on Covered Loans
The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that is used to estimate the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages and recovery lags are based upon the collateral within the loan pools.
Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Acquired Impaired Loans for further discussion.
Premises and Equipment
Land, buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Gains or losses on dispositions are reflected in current operations. Expenditures for improvements and major renewals are capitalized, and ordinary maintenance, repairs and small purchases are charged to operating expenses. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	5 to 39 years
Leasehold improvements	Term of lease or useful life, whichever is shorter
Furniture, fixtures and equipment	3 to 7 years
Vehicles	5 years
Computer software	3 to 5 years
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
FDIC Loss-sharing Asset
The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under loss-sharing agreements was recorded in the FDIC loss-sharing asset on the Consolidated Balance Sheet. Subsequent to initial recognition, the FDIC loss-sharing asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets. Any decrease in expected cash flows for the covered assets due to an increase in expected credit losses will increase the FDIC loss-sharing asset and any increase in expected future cash flows for the covered assets due to a decrease in expected credit losses will decrease the FDIC loss-sharing asset. Changes in the estimated cash flows on covered assets that are immediately recognized in income generally result in a similar immediate adjustment to the loss-sharing asset while changes in expected cash flows on covered assets that are accounted for as an adjustment to yield generally result in adjustments to the amortization or accretion rate for the loss-sharing asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
Goodwill and Intangibles
Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the third quarter on an annual basis or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. The Company consists of a single reporting unit. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.
Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2012, intangible assets included on the consolidated balance sheets consist of a core deposit intangible amortized using an accelerated method with an original estimated life of approximately 10 years .
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
Accounting Pronouncements
During the year ended December 31, 2012, the following Accounting Standards Updates (“ASU”) were issued or became effective:
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and there is a subsequent change in the amount of cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitations of the Loss-Sharing Agreement ("LSA"). For amortization of changes in value, the reporting entity should use the term of the LSA if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Based upon the most recent measurement of expected losses covered under loss-sharing agreements, adoption of the new guidance is expected to result in an additional $6.2 million of indemnification asset amortization over the remaining life of the loss-sharing agreements.
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. Subsequent to December 31, 2012, the FASB issued ASU 2013-01 which clarifies the scope of ASU 2011-11. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 was the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively. Early adoption was permitted. In December 2011, the FASB issued ASU 2011-11, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-11 deferred the effective date for certain amendments related to the presentation of reclassification of items out of accumulated other comprehensive income. The Company early adopted the remaining applicable amendments in ASU 2011-05 during 2011 and the adoption of this ASU had no impact on the Company's financial condition or results of operations. Subsequent to December 31, 2012, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive

Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company's consolidated financial statements.
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

2.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2012 and 2011 was approximately $28.6 million and $27.0 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

3.	Securities
At December 31, 2012 the Company's securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$561,076	$16,719	$(5,426)	$572,369
State and municipal securities	265,070	20,893	(388)	285,575
U.S. government agency and government-sponsored enterprise securities	120,085	851	(435)	120,501
U.S. government securities	19,804	39	(15)	19,828
Other securities	3,324	104	(36)	3,392
Total	$969,359	$38,606	$(6,300)	$1,001,665
December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$678,631	$19,323	$(2,000)	$695,954
State and municipal securities	263,075	22,746	(58)	285,763
U.S. government agency and government-sponsored enterprise securities	42,558	505	—	43,063
Other securities	3,296	64	(30)	3,330
Total	$987,560	$42,638	$(2,088)	$1,028,110

Gross realized losses amounted to $714 thousand, $250 thousand, and $148 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. Gross realized gains amounted to $4.4 million, $384 thousand, and $206 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$25,062	$25,440
Due after one year through five years	127,971	131,704
Due after five years through ten years	209,031	215,390
Due after ten years	603,971	625,739
Other securities with no stated maturity	$3,324	$3,392
Total investment securities available-for-sale	$969,359	$1,001,665
The following table summarizes, as of December 31, 2012 and 2011, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2012	December 31, 2011
	(in thousands)
To Washington and Oregon State to secure public deposits	$281,006	$225,345
To Federal Home Loan Bank to secure advances	—	91,097
To Federal Reserve Bank to secure borrowings	47,634	56,347
Other securities pledged	46,090	47,454
Total securities pledged as collateral	$374,730	$420,243
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$167,739	$(5,090)	$12,204	$(336)	$179,943	(5,426)
State and municipal securities	20,413	(383)	210	(5)	20,623	(388)
U.S. government agency and government-sponsored enterprise securities	56,600	(435)	—	—	56,600	(435)
U.S. government securities	9,914	(15)	—	—	9,914	(15)
Other securities	—	—	964	(36)	964	(36)
Total	$254,666	$(5,923)	$13,378	$(377)	$268,044	$(6,300)
December 31, 2011
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$238,875	$(1,999)	$196	$(1)	$239,071	$(2,000)
State and municipal securities	3,820	(24)	950	(34)	4,770	(58)
Other securities	—	—	970	(30)	970	(30)
Total	$242,695	$(2,023)	$2,116	$(65)	$244,811	$(2,088)

At December 31, 2012, there were 17 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.
At December 31, 2012, there were 14 state and municipal government securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2012 none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.
At December 31, 2012, there were five U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.
At December 31, 2012, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.
At December 31, 2012, there was one other security, a mortgage-backed securities fund in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.
Securities Deemed to be Other-Than-Temporarily Impaired
During the fourth quarter of 2012, the Company received full payment on a municipal bond that was determined to be other-than-temporarily impaired during 2011 for which the Company recorded impairment of $3.0 million in 2011. The prior year impairment and the current year gain related to this security are recorded in the line item Investment securities gains (losses), net in the Consolidated Statements of Income.

4.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-share agreements.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	December 31, 2012	December 31, 2011
	(in thousands)
Noncovered loans:
Commercial business	$1,155,158	$1,031,721
Real estate:
One-to-four family residential	43,922	64,491
Commercial and multifamily residential	1,061,201	998,165
Total real estate	1,105,123	1,062,656
Real estate construction:
One-to-four family residential	50,602	50,208
Commercial and multifamily residential	65,101	36,768
Total real estate construction	115,703	86,976
Consumer	157,493	183,235
Less: Net unearned income	(7,767)	(16,217)
Total noncovered loans, net of unearned income	2,525,710	2,348,371
Less: Allowance for loan and lease losses	(52,244)	(53,041)
Total noncovered loans, net	$2,473,466	$2,295,330
Loans held for sale	$2,563	$2,148
At December 31, 2012 and 2011, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $14.2 million and $9.0 million at December 31, 2012 and 2011, respectively. During 2012, advances on related party loans were $7.7 million and repayments totaled $2.5 million.
At December 31, 2012 and 2011, $443.4 million and $462.0 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances. The Company has also pledged $13.8 million and $351.3 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at December 31, 2012 and 2011, respectively.
Nonaccrual loans totaled $37.4 million and $53.5 million at December 31, 2012 and 2011, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $3.4 million for 2012, $5.3 million for 2011 and $6.4 million for 2010. There were no loans 90 days past due and still accruing interest as of December 31, 2012 and December 31, 2011. At December 31, 2012 and 2011, there were $346 thousand and $2.0 million, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.

The following is an analysis of noncovered, nonaccrual loans as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$9,037	$17,821	$10,124	$16,820
Unsecured	262	262	119	719
Real estate:
One-to-four family residential	2,349	2,672	2,696	3,011
Commercial and multifamily residential:
Commercial land	4,076	7,491	3,739	7,230
Income property	8,520	10,815	6,775	9,265
Owner occupied	6,608	7,741	8,971	10,932
Real estate construction:
One-to-four family residential:
Land and acquisition	3,084	6,704	7,799	16,703
Residential construction	1,816	2,431	2,986	5,316
Commercial and multifamily residential:
Income property	—	—	7,067	14,912
Owner occupied	—	—	—	—
Consumer	1,643	1,940	3,207	3,960
Total	$37,395	$57,877	$53,483	$88,868

The following is an aging of the recorded investment of the noncovered loan portfolio as of December 31, 2012 and 2011:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,091,770	$4,259	$1,485	$5,744	$9,037	$1,106,551
Unsecured	44,817	252	12	264	262	45,343
Real estate:
One-to-four family residential	41,508	193	142	335	2,349	44,192
Commercial and multifamily residential:
Commercial land	42,818	311	122	433	4,076	47,327
Income property	603,339	2,726	227	2,953	8,520	614,812
Owner occupied	387,525	1,040	—	1,040	6,608	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	15,412	—	—	—	3,084	18,496
Residential construction	29,848	—	—	—	1,816	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	155,207	387	362	749	1,643	157,599
Total	$2,476,797	$9,168	$2,350	$11,518	$37,395	$2,525,710
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2011	(in thousands)
Noncovered loans:
Commercial business:
Secured	$966,563	$1,741	$2,989	$4,730	$10,124	$981,417
Unsecured	46,880	407	—	407	119	47,406
Real estate:
One-to-four family residential	60,764	603	—	603	2,696	64,063
Commercial and multifamily residential:
Commercial land	46,161	781	—	781	3,739	50,681
Income property	524,225	2,872	121	2,993	6,775	533,993
Owner occupied	394,691	829	298	1,127	8,971	404,789
Real estate construction:
One-to-four family residential:
Land and acquisition	17,249	153	—	153	7,799	25,201
Residential construction	19,555	1,390	—	1,390	2,986	23,931
Commercial and multifamily residential:
Income property	13,810	—	—	—	7,067	20,877
Owner occupied	12,790	—	—	—	—	12,790
Consumer	179,753	141	122	263	3,207	183,223
Total	$2,282,441	$8,917	$3,530	$12,447	$53,483	$2,348,371

The following is an analysis of impaired loans (see Note 1) as of December 31, 2012 and 2011:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,101,689	$4,862	$690	$1,994	$113	$4,172	$6,769
Unsecured	45,251	92	92	92	92	—	—
Real estate:
One-to-four family residential	42,103	2,089	345	364	112	1,744	1,902
Commercial and multifamily residential:
Commercial land	44,672	2,655	—	—	—	2,655	5,727
Income property	606,656	8,156	2,670	2,727	1,040	5,486	7,860
Owner occupied	383,269	11,904	608	610	38	11,296	14,642
Real estate construction:
One-to-four family residential:
Land and acquisition	15,677	2,819	—	—	—	2,819	4,813
Residential construction	29,707	1,957	—	—	—	1,957	2,570
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	—	—
Owner occupied	36,211	—	—	—	—	—	—
Consumer	157,472	127	—	—	—	127	127
Total	$2,491,049	$34,661	$4,405	$5,787	$1,395	$30,256	$44,410

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2011	(in thousands)
Noncovered loans:
Commercial business:
Secured	$972,531	$8,886	$2,926	$2,927	$954	$5,960	$12,109
Unsecured	47,309	97	97	97	97	—	—
Real estate:
One-to-four family residential	61,584	2,479	582	590	96	1,897	2,136
Commercial and multifamily residential:
Commercial land	46,882	3,799	—	—	—	3,799	6,773
Income property	527,362	6,631	687	759	63	5,944	7,700
Owner occupied	390,225	14,564	274	274	185	14,290	18,524
Real estate construction:
One-to-four family residential
Land and acquisition	17,813	7,388	450	948	—	6,938	11,978
Residential construction	18,847	5,084	59	1,509	59	5,025	5,116
Commercial and multifamily residential:
Income property	13,810	7,067	—	—	—	7,067	14,947
Owner occupied	12,790	—	—	—	—	—	—
Consumer	180,930	2,293	151	225	30	2,142	2,639
Total	$2,290,083	$58,288	$5,226	$7,329	$1,484	$53,062	$81,922

The following table provides additional information on impaired loans for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012		Year Ended December 31, 2011
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$8,978	$9	$15,578	$511
Unsecured	113	6	138	—
Real estate:
One-to-four family residential	2,130	—	2,494	—
Commercial & multifamily residential
Commercial land	3,124	—	4,263	—
Income property	7,895	77	8,881	59
Owner occupied	13,315	1,004	15,254	18
Real estate construction:
One-to-four family residential
Land and acquisition	4,465	—	8,972	116
Residential construction	3,223	11	4,535	—
Commercial & multifamily residential
Income property	3,169	—	7,065	—
Owner occupied	—	—	—	—
Consumer	1,112	7	3,880	15
Total	$47,524	$1,114	$71,060	$719
The average recorded investment in impaired loans for the year ended December 31, 2010 was $102.6 million. There was no interest income recognized on impaired loans for the year ended December 31, 2010.

The following is an analysis of loans classified as Troubled Debt Restructurings ("TDR") for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012			Year Ended December 31, 2011
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	1	$195	$194	6	$659	$659
Real estate:
One-to-four family residential	—	—	—	1	369	369
Commercial and multifamily residential:
Income property	1	4,279	2,650	2	1,280	1,280
Real estate construction:
One-to-four family residential:
Residential construction	—	—	—	1	36	36
Total	2	$4,474	$2,844	10	$2,344	$2,344

The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $236 thousand and $535 thousand of additional funds on loans classified as TDR as of December 31, 2012 and 2011, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that have defaulted during the years ended December 31, 2012 and 2011.

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

The general valuation allowance is systematically calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level an entity develops a methodology to determine its allowance for loan and lease losses is by general categories of loans, such as commercial business, real estate, and consumer. However, the Company’s methodology in determining its allowance for loan and lease losses is prepared in a more detailed manner at the loan class level, utilizing specific categories such as commercial business secured, commercial business unsecured, real estate commercial land, and real estate income property multifamily. The quantitative information uses historical losses from a specific loan class and incorporates the loan’s risk rating migration from origination to the point of loss based upon the consideration of an appropriate look back period.
A loan’s risk rating is primarily determined based upon the borrower’s ability to fulfill its debt obligation from a cash flow perspective. In the event there is financial deterioration of the borrower, the borrower’s other sources of income or repayment are also considered, including recent appraisal values for collateral dependent loans. The qualitative information takes into account general economic and business conditions affecting our marketplace, seasoning of the loan portfolio, duration of the business cycle, etc. to ensure our methodologies reflect the current economic environment and other factors as using historical loss information exclusively may not give an accurate estimate of inherent losses within the Company’s loan portfolio.
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
We have used the same methodology for ALLL calculations during 2012, 2011 and 2010. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.

Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.
The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the years ended December 31, 2012, 2011 and 2010:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$24,745	$(10,029)	$1,354	$11,200	$27,270	$113	$27,157
Unsecured	689	(144)	194	14	753	92	661
Real estate:
One-to-four family residential	654	(549)	285	304	694	112	582
Commercial and multifamily residential:
Commercial land	488	(526)	63	435	460	—	460
Income property	9,551	(4,030)	905	4,607	11,033	1,040	9,993
Owner occupied	9,606	(918)	631	(2,957)	6,362	38	6,324
Real estate construction:
One-to-four family residential:
Land and acquisition	2,331	(989)	1,059	(1,230)	1,171	—	1,171
Residential construction	864	(617)	429	(41)	635	—	635
Commercial and multifamily residential:
Income property	665	(93)	66	(322)	316	—	316
Owner occupied	35	—	—	67	102	—	102
Consumer	2,719	(2,534)	1,171	1,081	2,437	—	2,437
Unallocated	694	—	—	317	1,011	—	1,011
Total	$53,041	$(20,429)	$6,157	$13,475	$52,244	$1,395	$50,849

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2011	(in thousands)
Noncovered loans:
Commercial business:
Secured	$21,811	$(7,270)	$1,154	$9,050	$24,745	$954	$23,791
Unsecured	738	(639)	1,444	(854)	689	97	592
Real estate:
One-to-four family residential	1,100	(717)	80	191	654	96	558
Commercial and multifamily residential:
Commercial land	634	(660)	12	502	488	—	488
Income property	15,210	(1,407)	414	(4,666)	9,551	63	9,488
Owner occupied	9,692	(1,620)	33	1,501	9,606	185	9,421
Real estate construction:
One-to-four family residential:
Land and acquisition	3,769	(1,419)	1,978	(1,997)	2,331	—	2,331
Residential construction	2,292	(1,068)	113	(473)	864	59	805
Commercial and multifamily residential:
Income property	274	(2,213)	—	2,604	665	—	665
Owner occupied	70	—	—	(35)	35	—	35
Consumer	2,120	(3,918)	351	4,166	2,719	30	2,689
Unallocated	3,283	—	—	(2,589)	694	—	694
Total	$60,993	$(20,931)	$5,579	$7,400	$53,041	$1,484	$51,557

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2010	(in thousands)
Noncovered loans:
Commercial business:
Secured	$20,409	$(12,779)	$1,218	$12,963	$21,811	$600	$21,211
Unsecured	1,560	(2,100)	1,171	107	738	75	663
Real estate:
One-to-four family residential	1,072	(406)	15	419	1,100	—	1,100
Commercial and multifamily residential:
Commercial land	664	(2,165)	—	2,135	634	—	634
Income property	9,860	(1,969)	124	7,195	15,210	59	15,151
Owner occupied	6,690	(2,039)	2	5,039	9,692	—	9,692
Real estate construction:
One-to-four family residential:
Land and acquisition	5,711	(8,409)	1,199	5,268	3,769	3	3,766
Residential construction	2,304	(2,447)	474	1,961	2,292	62	2,230
Commercial and multifamily residential:
Income property	2,453	(3,107)	775	153	274	175	99
Owner occupied	36	—	—	34	70	—	70
Consumer	1,282	(3,982)	649	4,171	2,120	—	2,120
Unallocated	1,437	—	—	1,846	3,283	—	3,283
Total	$53,478	$(39,403)	$5,627	$41,291	$60,993	$974	$60,019
Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$1,535	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	380	370	390
Ending balance	$1,915	$1,535	$1,165

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

The following is an analysis of the credit quality of our noncovered loan portfolio as of December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,011,722	$29,222	$65,607	$—	$—	$1,106,551
Unsecured	44,788	26	529	—	—	45,343
Real estate:
One-to-four family residential	40,346	406	3,440	—	—	44,192
Commercial and multifamily residential:
Commercial land	43,401	—	3,926	—	—	47,327
Income property	581,671	3,688	29,453	—	—	614,812
Owner occupied	357,063	1,848	36,262	—	—	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	12,741	1,351	4,404	—	—	18,496
Residential construction	28,705	1,142	1,817	—	—	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	151,049	75	6,475	—	—	157,599
Total	$2,336,039	$37,758	$151,913	$—	$—	2,525,710
Less:
Allowance for loan losses						52,244
Noncovered loans, net						$2,473,466

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2011	(in thousands)
Noncovered loans:
Commercial business:
Secured	$908,883	$18,703	$53,447	$384	$—	$981,417
Unsecured	46,732	318	356	—	—	47,406
Real estate:
One-to-four family residential	58,517	2,040	3,506	—	—	64,063
Commercial and multifamily residential:
Commercial land	44,166	5	6,510	—	—	50,681
Income property	492,922	16,002	25,069	—	—	533,993
Owner occupied	351,928	13,590	39,266	—	5	404,789
Real estate construction:
One-to-four family residential:
Land and acquisition	12,349	2,684	10,168	—	—	25,201
Residential construction	16,764	1,649	5,518	—	—	23,931
Commercial and multifamily residential:
Income property	12,812	—	8,065	—	—	20,877
Owner occupied	12,790	—	—	—	—	12,790
Consumer	176,304	859	6,060	—	—	183,223
Total	$2,134,167	$55,850	$157,965	$384	$5	2,348,371
Less:
Allowance for loan losses						53,041
Noncovered loans, net						$2,295,330

6.	Noncovered Other Real Estate Owned
The following table sets forth activity in noncovered OREO for the period:

	December 31, 2012	December 31, 2011
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$22,893	$30,991
Transfers in, net of write-downs ($205 and $315, respectively)	7,461	8,834
OREO improvements	11	730
Additional OREO write-downs	(4,816)	(5,641)
Proceeds from sale of OREO property	(15,689)	(12,278)
Net gain on sale of OREO	816	257
Total noncovered OREO, end of period	$10,676	$22,893
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of December 31, 2012 and 2011, the net present value of the Bank’s estimated clawback liability is $3.6 million and $3.7 million, respectively, which is included in other liabilities on the Consolidated Balance Sheet.
The following is an analysis of our covered loans, net of related allowance for losses as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Covered loans:	(dollars in thousands)
Commercial business	$125,373	$195,737
Real estate:
One-to-four family residential	57,150	79,328
Commercial and multifamily residential	233,106	311,308
Total real estate	290,256	390,636
Real estate construction:
One-to-four family residential	25,398	54,402
Commercial and multifamily residential	15,251	23,661
Total real estate construction	40,649	78,063
Consumer	44,516	56,877
Subtotal of covered loans	500,794	721,313
Less:
Valuation discount resulting from acquisition accounting	79,401	184,440
Allowance for loan losses	30,056	4,944
Covered loans, net of valuation discounts and allowance for loan losses	$391,337	$531,929
Acquired impaired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. Acquired loans that have common risk characteristics are aggregated into pools. The Company remeasures contractual and expected cash flows, at the pool-level, on a quarterly basis.

Contractual cash flows are calculated based upon the loan pool terms after applying a prepayment factor. Calculation of the applied prepayment factor for contractual cash flows is the same as described below for expected cash flows.
Inputs to the determination of expected cash flows include cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix. The transition matrix is a matrix of probability values that specifies the probability of a loan pool transitioning into a particular delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages and recovery lags are based upon the collateral within the loan pools.
Acquired impaired loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not a clear indicator of losses on acquired loans as the loans were acquired with a significant discount and a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.
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
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$259,669	$256,572	$—
Additions resulting from acquisitions	—	59,810	122,705
Accretion	(86,671)	(90,378)	(45,956)
Disposals	(12,856)	(31,483)	(9,014)
Reclassifications from nonaccretable difference	6,746	65,148	188,837
Balance at end of period	$166,888	$259,669	$256,572
During the year ended December 31, 2012, the Company recorded a provision for losses on covered loans of $25.9 million. Of this amount, $29.4 million was impairment calculated in accordance with ASC 310-30 and $3.5 million was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $25.9 million of provision recapture for covered loans was substantially offset through noninterest income by an increase in the FDIC loss-sharing asset. For the year ended December 31, 2011, the Company recorded a provision recapture for loan losses of $1.6 million which was partially offset by a decrease to the FDIC loss-sharing asset and for the year ended December 31, 2010, the Company recorded a provision for losses on covered loans of $6.1 million which was partially offset by an increase to the FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$4,944	$6,055	$—
Loans charged off	(5,112)	(1,488)	—
Recoveries	4,332	2,025	—
Provision charged to expense	25,892	(1,648)	6,055
Balance at end of year	$30,056	$4,944	$6,055

The following is an analysis of the credit quality of our covered loan portfolio as of December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Covered loans:
Commercial business:
Secured	$71,621	$1,823	$45,150	$—	$—	$118,594
Unsecured	4,988	—	1,791	—	—	6,779
Real estate:
One-to-four family residential	44,782	1,344	11,024	—	—	57,150
Commercial and multifamily residential:
Commercial land	16,336	—	10,292	—	—	26,628
Income property	81,205	864	23,315	—	—	105,384
Owner occupied	82,222	3,318	15,554	—	—	101,094
Real estate construction:
One-to-four family residential:
Land and acquisition	4,817	3,273	5,743	—	—	13,833
Residential construction	6,050	—	5,515	—	—	11,565
Commercial and multifamily residential:
Income property	4,419	—	7,901	—	—	12,320
Owner occupied	1,107	—	1,824	—	—	2,931
Consumer	38,973	381	5,162	—	—	44,516
Total	$356,520	$11,003	$133,271	$—	$—	500,794
Less:
Valuation discount resulting from acquisition accounting						79,401
Allowance for loan losses						30,056
Covered loans, net						$391,337

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2011	(in thousands)
Covered loans:
Commercial business:
Secured	$103,472	$6,239	$73,793	$1,209	$1	$184,714
Unsecured	7,608	741	2,659	15	—	11,023
Real estate:
One-to-four family residential	56,948	2,210	20,170	—	—	79,328
Commercial and multifamily residential:
Commercial land	21,947	1,213	21,027	—	—	44,187
Income property	109,339	4,013	35,567	—	—	148,919
Owner occupied	89,555	3,673	24,974	—	—	118,202
Real estate construction:
One-to-four family residential:
Land and acquisition	4,834	1,535	17,646	1,289	—	25,304
Residential construction	8,264	371	20,463	—	—	29,098
Commercial and multifamily residential:
Income property	2,928	2,779	13,657	—	—	19,364
Owner occupied	1,142	—	3,155	—	—	4,297
Consumer	48,067	255	8,150	357	48	56,877
Total	$454,104	$23,029	$241,261	$2,870	$49	721,313
Less:
Valuation discount resulting from acquisition accounting						184,440
Allowance for loan losses						4,944
Covered loans, net						$531,929

The Company did not acquire any loans accounted for under ASC 310-30 during 2012. The following table shows loans acquired during 2011 for which it was probable at acquisition that all contractually required payments would not be collected:

	First Heritage Bank	Summit Bank
	May 27, 2011	May 20, 2011
	(in thousands)
Contractually required payments of interest and principal	$151,611	$127,823
Nonaccretable difference	(34,052)	(34,301)
Cash flows expected to be collected(1)	117,559	93,522
Accretable yield	(36,071)	(23,739)
Carrying value of acquired loans	$81,488	$69,783
_________
(1) Represents undiscounted expected principal and interest cash flows

The following table sets forth activity in covered OREO at carrying value for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Covered OREO:
Balance, beginning of period	$28,126	$14,443
Established through acquisitions	—	10,387
Transfers in	14,166	15,522
OREO improvements	—	5
Additional OREO write-downs	(3,484)	(666)
Proceeds from sale of OREO property	(33,315)	(20,619)
Net gain on sale of OREO	10,818	9,054
Total covered OREO, end of period	$16,311	$28,126
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At December 31, 2012 and 2011, the FDIC loss-sharing asset is comprised of an FDIC indemnification asset of $87.7 million and $157.5 million, respectively, and an FDIC receivable of $8.6 million and $17.6 million, respectively. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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

The following table shows a detailed analysis of the FDIC-loss sharing asset for the years ending December 31, 2012 and 2011:

	2012	2011 (1)
	(in thousands)
Balance at beginning of period	$175,071	$205,991
Adjustments not reflected in income:
Established through acquisitions	—	68,734
Cash received from the FDIC	(54,649)	(54,200)
FDIC reimbursable losses, net	399	4,042
Adjustments reflected in income:
Amortization, net	(42,940)	(46,049)
Loan impairment (recapture)	20,714	(1,318)
Sale of other real estate	(7,789)	(4,346)
Write-downs of other real estate	5,190	1,474
Other	358	743
Balance at end of period	$96,354	$175,071
__________
(1) Reclassified to conform to the current period’s presentation.

8.	Premises and Equipment
Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2012	2011
	(in thousands)
Land	$39,441	$34,240
Buildings	84,407	78,165
Leasehold improvements	2,684	2,735
Furniture and equipment	24,110	23,097
Vehicles	438	428
Computer software	13,783	12,043
Total Cost	164,863	150,708
Less accumulated depreciation and amortization	(46,155)	(42,809)
Total	$118,708	$107,899
Total depreciation and amortization expense was $6.3 million, $5.7 million, and $5.2 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

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
The following table sets forth activity for goodwill and intangible assets for the period:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Total goodwill, beginning of period	$115,554	$109,639	$95,519
Established through acquisitions	—	5,915	14,120
Total goodwill, end of period	115,554	115,554	109,639
Gross core deposit intangible balance, beginning of period	32,441	26,652	8,896
Accumulated amortization, beginning of period	(12,275)	(7,956)	(4,033)
Core deposit intangible, net, beginning of period	20,166	18,696	4,863
Established through acquisitions	—	5,789	17,755
CDI current period amortization	(4,445)	(4,319)	(3,922)
Total core deposit intangible, end of period	15,721	20,166	18,696
Total goodwill and intangible assets, end of period	$131,275	$135,720	$128,335
The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2013	$3,964
2014	3,397
2015	2,645
2016	2,184
2017	1,627

10.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2012	2011
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$1,321,171	$1,156,610
Interest-bearing demand	870,821	735,340
Money market	1,043,459	1,031,664
Savings	314,371	283,416
Certificates of deposit less than $100,000	252,544	303,405
Total core deposits	3,802,366	3,510,435
Certificates of deposit greater than $100,000	212,924	262,731
Certificates of deposit insured through CDARS®	26,720	42,080
Subtotal	4,042,010	3,815,246
Valuation adjustment resulting from acquisition accounting	75	283
Total deposits	$4,042,085	$3,815,529
Overdrafts of $528 thousand and $10.1 million were reclassified as loan balances at December 31, 2012 and 2011, respectively.

The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2013	$183,509
2014	26,989
2015	14,245
2016	10,399
2017	3,524
Thereafter	105
Total	$238,771

11.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB, certain pledged available for sale investment securities and a blanket pledge of qualifying loans receivable. At December 31, 2012 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Wtd Avg Rate	Amount
	(dollars in thousands)
Over 5 through 10 years	5.66%	1,000
Due after 10 years	5.37%	5,000
Total		6,000
Valuation adjustment from acquisition accounting		644
Total		$6,644
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Balance at end of year	$6,644	$119,009	$119,405
Average balance during the year	$100,337	$120,419	$123,685
Maximum month-end balance during the year	$118,967	$127,426	$154,916
Weighted average rate during the year	2.79%	2.76%	2.75%
Weighted average rate at December 31	5.42%	2.81%	2.81%
FHLB advances are collateralized by the following:

	December 31,
	2012	2011
	(in thousands)
Fair value of investment securities	$—	$77,414
Recorded value of blanket pledge on loans receivable	443,419	462,040
Total	$443,419	$539,454
FHLB borrowing capacity	$435,189	$419,115

FEDERAL RESERVE BANK
The Company is also eligible to borrow under the Federal Reserve Bank’s primary credit program, including the Term Auction Facility auctions. All borrowings are secured by certain pledged available for sale investment securities.
Although the Company has not had FRB borrowings in the last three years, the Company pledges securities and loans for borrowing capacity at the Federal Reserve Bank.
The following table shows amounts pledged to the Federal Reserve Bank:

	December 31,
	2012	2011
	(in thousands)
Fair value of investment securities	$45,641	$53,122
Recorded value of pledged commercial loans	13,815	351,322
Total	$59,456	$404,444
Federal Reserve Bank borrowing capacity	$59,456	$404,444

12.	Other Borrowings
Securities Sold Under Agreements to Repurchase
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2012 and 2011, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.1 million at December 31, 2012 were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement, the pledged securities will be returned to the Company.

13.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2012 and 2011 was $177.0 million and $160.3 million, respectively. There was no impact to the statement of operations for the years ending December 31, 2012, 2011 and 2010.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2012 and 2011:

	Asset Derivatives				Liability Derivatives
	2012		2011		2012		2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$14,921	Other assets	$16,302	Other liabilities	$14,921	Other liabilities	$16,302

14.	Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $1.4 million during 2012, $1.2 million during 2011, and $866 thousand during 2010, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $2.9 million during 2012, $2.6 million during 2011 and $1.2 million during 2010.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 39,393 shares for $725 thousand in 2012, 39,989 shares for $690 thousand in 2011 and 35,806 shares for $614 thousand in 2010. At December 31, 2012 there were 608,510 shares available for purchase under the ESP plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2012 and 2011 the liability associated with these plans was $4.7 million and $4.4 million, respectively. Expense associated with these plans for the years ended December 31, 2012, 2011 and 2010 was $677 thousand, $655 thousand and $750 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using the “RP-2000 Annuity Mortality Table” for the mortality assumptions and discount rates of 5.10% and 5.30% in 2012 and 2011, respectively. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$11,237	$10,363
Change in actuarial loss	(80)	329
Benefit expense	1,017	987
Benefit payments	(558)	(442)
Balance at end of year	$11,616	$11,237

The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2013	$763
2014	758
2015	780
2016	917
2017	1,049
2018 through 2022	6,583
Total	$10,850

15.	Commitments and Contingent Liabilities
Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2013 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2012, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2013	$4,309
2014	4,018
2015	3,454
2016	2,032
2017	1,468
Thereafter	7,329
Total minimum payments	$22,610
Total rental expense on buildings and equipment, net of rental income of $639 thousand, $655 thousand and $591 thousand, was $4.5 million, $4.6 million and $4.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2012 and 2011, the Company’s loan commitments amounted to $888.5 million and $709.9 million, respectively. Standby letters of credit were $19.5 million and $30.9 million at December 31, 2012 and 2011, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions amounted to $46 thousand and $243 thousand at December 31, 2012 and 2011, respectively.
Pending acquisition: On September 25, 2012, we entered into an Agreement and Plan of Merger with West Coast Bancorp ("West Coast"). The closing of the transaction is subject to the satisfaction of certain customary conditions, including the receipt of required regulatory approvals and the approval of West Coast's and our respective shareholders. Under the terms of the merger agreement, the aggregate merger consideration payable by Columbia will consist of 12,809,525 shares of Columbia common stock and $264.5 million in cash (subject to increase under certain circumstances). If the merger agreement is terminated (i) due to our failure to obtain requisite approval from our shareholders or (ii) due to our failure to obtain regulatory approval, we will be required to pay West Coast a termination fee of $5.0 million.
Legal Proceedings: The Company and its subsidiary are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

16.	Shareholders’ Equity
On January 26, 2012, the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.29, payable on February 22, 2012 to shareholders of record as of the close of business on February 8, 2012. On April 25, 2012 the Company declared a quarterly cash dividend of $0.08 per share and a special, one-time cash dividend of $0.14, payable on May 23, 2012 to shareholders of record at the close of business May 9, 2012. On July 26, 2012 the Company declared a quarterly cash dividend of $0.09 per share and a special, one-time cash dividend of $0.21, payable on August 22, 2012 to shareholders of record at the close of business August 8, 2012. On October 25, 2012 the Company declared a quarterly cash dividend of $0.09 per share payable on November 21, 2012 to shareholders of record at the close of business November 7, 2012. Subsequent to year end, on January 24, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on February 20, 2013, to shareholders of record at the close of business on February 6, 2013.
The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.
Stock Repurchase Program
In October 2011, the Board of Directors authorized the repurchase of 2 million shares of Columbia common stock. The Company may purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during 2012 or 2011.

17.	Fair Value Accounting and Measurement
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
Fair values are determined as follows:
Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC for all securities other than U.S. Treasury notes, which are considered a Level 1 input method.
Interest rate contract positions are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2012 and 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$572,369	$—	$572,369	$—
State and municipal securities	285,575	—	285,575	—
U.S. government agency and government-sponsored enterprise securities	120,501	—	120,501	—
U.S. government securities	19,828	19,828	—	—
Other securities	3,392	—	3,392	—
Total securities available for sale	$1,001,665	$19,828	$981,837	$—
Other assets (Interest rate contracts)	$14,921	$—	$14,921	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,921	$—	$14,921	$—

	Fair value at December 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$695,954	$—	$695,954	$—
State and municipal debt securities	285,763	—	285,763	—
U.S. government agency and government-sponsored enterprise securities	43,063	—	43,063	—
Other securities	3,330	—	3,330	—
Total securities available for sale	$1,028,110	$—	$1,028,110	$—
Other assets (Interest rate contracts)	$16,302	$—	$16,302	$—
Liabilities
Other liabilities (Interest rate contracts)	$16,302	$—	$16,302	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the years ended December 31, 2012 and 2011. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.
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
Other real estate owned and other personal property owned ("OPPO")—OREO and OPPO is real and personal property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO and OPPO are generally measured based on the item's fair market value as indicated by an appraisal or a letter of intent to purchase. OREO and OPPO are recorded at the lower of the carrying amount or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and OPPO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings. The initial and subsequent write-down evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and OPPO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis at December 31, 2012 and 2011:

	Fair value at December 31, 2012	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$10,599	$—	$—	$10,599	$3,891
Noncovered OREO	10,970	—	—	10,970	3,788
Covered OREO	2,663	—	—	2,663	1,032
Noncovered OPPO	210	—	—	210	39
	$24,442	$—	$—	$24,442	$8,750

	Fair value at December 31, 2011	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2011
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,755	$—	$—	$17,755	$5,841
Noncovered OREO	11,233	—	—	11,233	3,089
Covered OREO	2,442	—	—	2,442	644
	$31,430	$—	$—	$31,430	$9,574
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

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2012, along with the valuation techniques used, are shown in the following table:

	Fair value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$10,099	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	500	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Noncovered OREO	10,970	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	2,663	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OPPO	210	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate, impaired loans collateralized by non real estate collateral, noncovered OREO, covered OREO and noncovered OPPO because there were no adjustments made to the appraisal value during the current period.

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
Securities available for sale—Securities at fair value, other than U.S. Treasury Notes, are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors (Level 2). U.S. Treasury Notes are priced using quotes in active markets (Level 1).
Federal Home Loan Bank stock—The fair value is based upon the par value of the stock which equates to its carrying value (Level 2).
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2012 or 2011 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2012 (Level 3).
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
The following table summarizes carrying amounts and estimated fair values of selected financial instruments:

	December 31, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and due from banks	$124,573	$124,573	$124,573	$—	$—	$91,364	$91,364
Interest-earning deposits with banks	389,353	389,353	389,353	—	—	202,925	202,925
Securities available for sale	1,001,665	1,001,665	19,828	981,837	—	1,028,110	1,028,110
FHLB stock	21,819	21,819	—	21,819	—	22,215	22,215
Loans held for sale	2,563	2,563	—	2,563	—	2,148	2,148
Loans	2,864,803	2,944,317	—	—	2,944,317	2,827,259	2,957,345
FDIC loss-sharing asset	96,354	26,543	—	—	26,543	175,071	71,788
Interest rate contracts	14,921	14,921	—	14,921	—	16,302	16,302
Liabilities
Deposits	$4,042,085	$4,043,221	$3,549,821	$493,400	$—	$3,815,529	$3,817,013
FHLB advances	6,644	5,894	—	5,894	—	119,009	119,849
Repurchase agreements	25,000	26,464	—	26,464	—	25,000	26,580
Interest rate contracts	14,921	14,921	—	14,921	—	16,302	16,302

18.	Earnings per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under share-based compensation plans that qualify as participating securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands except per share)
Basic EPS:
Net income	$46,143	$48,037	$30,784
Less: Preferred dividends and accretion of issuance discount for preferred stock	—	—	(4,947)
Net income applicable to common shareholders	$46,143	$48,037	$25,837
Less: Earnings allocated to participating securities	(443)	(450)	(244)
Earnings allocated to common shareholders	$45,700	$47,587	$25,593
Weighted average common shares outstanding	39,260	39,103	35,209
Basic earnings per common share	$1.16	$1.22	$0.73
Diluted EPS:
Earnings allocated to common shareholders (1)	$45,700	$47,588	$25,593
Weighted average common shares outstanding	39,260	39,103	35,209
Dilutive effect of equity awards and warrants	3	77	183
Weighted average diluted common shares outstanding	39,263	39,180	35,392
Diluted earnings per common share	$1.16	$1.21	$0.72
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	9	53	54
 __________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

19.	Share-Based Payments
At December 31, 2012, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 2,891,482 shares.
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

A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2012, 2011 and 2010 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	278,504	$21.34
Granted	108,075	$20.68
Vested	(25,521)	$21.38
Forfeited	(7,775)	$20.77
Nonvested at December 31, 2010	353,283	$21.14
Granted	133,350	$19.45
Vested	(109,033)	$25.72
Forfeited	(14,925)	$18.86
Nonvested at December 31, 2011	362,675	$19.24
Granted	180,841	$21.32
Vested	(118,511)	$21.65
Forfeited	(40,915)	$18.60
Nonvested at December 31, 2012	384,090	$19.54
As of December 31, 2012, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $2.5 million, $2.2 million, and $546 thousand, respectively.
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

A summary of option activity under the Plan as of December 31, 2012, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2011	64,912	$22.76
Granted	—	$—
Forfeited	(1,000)	$23.29
Expired	(37,444)	$24.71
Exercised	(516)	$12.21
Balance at December 31, 2012	25,952	$20.13	1.3	$27
Total Exercisable at December 31, 2012	25,952	$20.13	1.3	$27

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $5 thousand, $65 thousand, and $154 thousand, respectively. No options were granted in 2012, 2011 and 2010.
As of December 31, 2012, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
12.35 - 15.43	6,395	0.8	$14.04	6,395	$14.04
15.44 - 18.51	3,240	0.4	$17.28	3,240	$17.28
18.52 - 21.60	7,266	1.3	$18.61	7,266	$18.61
21.61 - 24.68	5,000	0.2	$23.29	5,000	$23.29
27.78 - 30.86	4,051	4.1	$30.86	4,051	$30.86
	25,952	1.3	$20.13	25,952	$20.13
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2012, 2011 and 2010, the Company recognized pre-tax share-based compensation expense for nonvested share awards of $1.6 million, $1.6 million and $1.4 million, respectively.

20.	Income Tax
The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current tax (benefit) expense	$21,218	$21,688	$(13,547)
Deferred tax expense (benefit)	(3,656)	(3,783)	15,838
Total	$17,562	$17,905	$2,291
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$30,027	$20,910
Supplemental executive retirement plan	6,967	6,564
Stock option and restricted stock	682	989
OREO costs	3,801	3,209
Nonaccrual interest	193	222
Security impairment	—	1,041
Other	557	632
Total deferred tax assets	42,227	33,567
Deferred tax liabilities:
Asset purchase tax basis difference	(19,408)	(14,812)
FHLB stock dividends	(1,963)	(1,977)
Purchase accounting	(745)	(1,030)
Deferred loan fees	(1,755)	(1,517)
Unrealized gain on investment securities	(11,150)	(14,291)
Depreciation	(1,870)	(1,517)
Total deferred tax liabilities	(36,891)	(35,144)
Net deferred tax asset (liability)	$5,336	$(1,577)

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$22,297	35%	$23,080	35%	$11,576	35%
Reduction resulting from:
Tax credits	(504)	(1)%	(608)	(1)%	(808)	(2)%
Tax exempt instruments	(3,906)	(6)%	(3,824)	(6)%	(3,744)	(11)%
Life insurance proceeds	(1,001)	(2)%	(766)	(1)%	(735)	(2)%
Bargain purchase	—	—%	(1,036)	(2)%	(5,383)	(16)%
Other, net	676	1%	1,059	2%	1,385	3%
Income tax provision	$17,562	27%	$17,905	27%	$2,291	7%
As of December 31, 2012 and 2011, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2012 and 2011. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2011, 2010, and 2009.

21.	Regulatory Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2012 and 2011, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2012 and 2011, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012
Total Capital (to risk-weighted assets):
The Company	$652,704	20.62%	$253,242	8.0%	N/A	N/A
Columbia Bank	$565,677	17.87%	$253,244	8.0%	$316,556	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$612,584	19.35%	$126,621	4.0%	N/A	N/A
Columbia Bank	$525,556	16.60%	$126,622	4.0%	$189,933	6.0%
Tier 1 Capital (to average assets):
The Company	$612,584	12.78%	$191,778	4.0%	N/A	N/A
Columbia Bank	$525,556	11.07%	$189,986	4.0%	$237,483	5.0%
As of December 31, 2011
Total Capital (to risk-weighted assets):
The Company	$636,559	21.05%	$241,955	8.0%	N/A	N/A
Columbia Bank	$561,216	18.55%	$242,028	8.0%	$302,535	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$598,485	19.79%	$120,978	4.0%	N/A	N/A
Columbia Bank	$523,131	17.29%	$121,014	4.0%	$181,521	6.0%
Tier 1 Capital (to average assets):
The Company	$598,485	12.96%	$184,780	4.0%	N/A	N/A
Columbia Bank	$523,131	11.45%	$182,747	4.0%	$228,434	5.0%
22. Business Combinations
Bank of Whitman
On August 5, 2011 the Bank acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. The Bank and the FDIC entered into a modified whole bank purchase and assumption agreement without loss share.
The Bank of Whitman was a full service community bank headquartered in Colfax, Washington.  We entered into this transaction to acquire 9 branches total in Adams, Asotin, Grant, Spokane, Walla Walla, and Whitman counties to assist us with filling in our geographic footprint in eastern Washington. We believe participating with the FDIC in this assisted transaction was, from an economical standpoint, advantageous to expansion through de novo branching.
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
The Bank acquired assets with an acquisition date fair value of approximately $307.8 million, including $176.3 million of loans, an FDIC loss sharing asset of $70.4 million, $28.6 million of investment securities, $14.5 million of cash and cash equivalents and federal funds sold and $18.0 million of other assets. The Bank assumed liabilities with an acquisition date fair value of approximately $292.6 million, including $254.0 million of insured and uninsured deposits, $37.7 million of FHLB advances and $974 thousand of other liabilities. American Marine Bank was a full service commercial bank headquartered on Bainbridge Island, Washington that operated 11 branch locations in western Washington. In addition, as part of this acquisition, the Bank received regulatory approval to exercise trust powers and intends to continue to operate the Trust and Wealth Management Division of American Marine Bank. We made this acquisition to expand our geographic footprint.

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
The operating results of the Company for the year ended December 31, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 30, 2010 to December 31, 2010. Due primarily to the Company acquiring only certain assets and liabilities of American Marine Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of American Marine Bank are not meaningful to the Company's results and thus no pro forma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 29, 2010
(in thousands)
Assets
Cash and cash equivalents	$14,215
Federal funds sold	267
Investment securities	28,592
Federal Home Loan Bank stock	3,257
Loans covered by loss-sharing	176,278
Accrued interest receivable	1,280
Other real estate owned covered by loss-sharing	8,680
Core deposit intangible	4,313
FDIC loss-sharing asset	70,442
Other assets	498
Total assets acquired	$307,822
Liabilities
Deposits	$253,965
Federal Home Loan Bank advances	37,682
Accrued interest payable	337
Deferred tax liability, net	5,383
Other liabilities	637
Total liabilities assumed	$298,004
Net assets acquired	$9,818

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
The operating results of the Company for the year ended December 31, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period January 23, 2010 to December 31, 2010. Due primarily to the Company acquiring only certain assets and liabilities of Columbia River Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of Columbia River Bank are not meaningful to the Company's results and thus no pro forma information is presented.
The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

January 22, 2010
(in thousands)
Assets
Cash and due from banks	$33,222
Interest-earning deposits with banks	64,921
Investment securities	100,650
Federal Home Loan Bank stock	3,045
Acquired loans	480,306
Accrued interest receivable	4,021
Other real estate owned covered by loss sharing	8,714
Goodwill	14,120
Core deposit intangible	13,442
FDIC loss-sharing asset	189,822
Other assets	615
Total assets acquired	$912,878
Liabilities
Deposits	$893,356
Federal Home Loan Bank advances	18,428
Accrued interest payable	524
Other liabilities	570
Total liabilities assumed	$912,878

23.	Parent Company Financial Information
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Income
Dividend from banking subsidiary	$48,950	$—	$—
Interest-earning deposits	153	712	1,319
Other income	—	17	31
Total income	49,103	729	1,350
Expense
Compensation and employee benefits	182	88	96
Long-term obligations	—	579	1,029
Other expense	1,193	1,114	1,066
Total expenses	1,375	1,781	2,191
Income (loss) before income tax expense (benefit) and equity in undistributed net income of subsidiaries	47,728	(1,052)	(841)
Income tax expense (benefit)	(435)	91	(778)
Income (loss) before equity in undistributed net income of subsidiaries	48,163	(1,143)	(63)
Equity in undistributed net income (loss) of subsidiaries	(2,020)	49,180	30,847
Net income	$46,143	$48,037	$30,784
Condensed Balance Sheets—Parent Company Only

	December 31,
	2012	2011
	(in thousands)
Assets
Cash and due from banking subsidiary	$1,729	$3,220
Interest-earning deposits	84,915	72,014
Total cash and cash equivalents	86,644	75,234
Investment in banking subsidiary	676,974	683,977
Other assets	649	510
Total assets	$764,267	$759,721
Liabilities and Shareholders’ Equity
Other liabilities	$259	$383
Total liabilities	259	383
Shareholders’ equity	764,008	759,338
Total liabilities and shareholders’ equity	$764,267	$759,721

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Operating Activities
Net income	$46,143	$48,037	$30,784
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	2,020	(49,180)	(30,847)
Stock-based compensation expense	1,622	1,635	1,424
Net changes in other assets and liabilities	(264)	315	(769)
Net cash provided by operating activities	49,521	807	592
Investing Activities
Proceeds from termination of trust subsidiaries	—	774	—
Net cash provided by investing activities	—	774	—
Financing Activities
Cash dividends paid	(38,824)	(10,660)	(4,302)
Repayment of long-term subordinated debt	—	(25,774)	—
Issuance of common stock, net of offering costs	—	—	229,129
Purchase and retirement of common stock	—	(32)	—
Proceeds from exercise of stock options	713	848	948
Downstream stock offering proceeds to the Bank	—	(50,000)	(70,000)
Excess tax benefit associated with share-based compensation	—	98	—
Purchase and retirement of preferred stock	—	—	(80,200)
Net cash provided by (used in) financing activities	(38,111)	(85,520)	75,575
Increase (decrease) in cash and cash equivalents	11,410	(83,939)	76,167
Cash and cash equivalents at beginning of year	75,234	159,173	83,006
Cash and cash equivalents at end of year	$86,644	$75,234	$159,173

24.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2012
Total interest income	$69,712	$62,114	$59,469	$57,209	$248,504
Total interest expense	2,649	2,413	2,204	2,311	9,577
Net interest income	67,063	59,701	57,265	54,898	238,927
Provision for loan and lease losses	4,500	3,750	2,875	2,350	13,475
Provision (recapture) for losses on covered loans	15,685	11,688	(3,992)	2,511	25,892
Noninterest income (loss)	9,574	11,828	(911)	6,567	27,058
Noninterest expense	44,352	39,825	40,936	37,800	162,913
Income before income taxes	12,100	16,266	16,535	18,804	63,705
Provision for income taxes	3,198	4,367	4,655	5,342	17,562
Net income	$8,902	$11,899	$11,880	$13,462	$46,143
Per common share (1)
Earnings (basic)	$0.22	$0.30	$0.30	$0.34	$1.16
Earnings (diluted)	$0.22	$0.30	$0.30	$0.34	$1.16
2011
Total interest income	$54,611	$53,309	$68,432	$74,919	$251,271
Total interest expense	4,162	3,934	3,644	2,795	14,535
Net interest income	50,449	49,375	64,788	72,124	236,736
Provision for loan and lease losses	—	2,150	500	4,750	7,400
Provision (recapture) for losses on covered loans	(422)	2,301	433	(3,960)	(1,648)
Noninterest income	(5,419)	3,542	2,196	(9,602)	(9,283)
Noninterest expense	37,346	37,164	39,935	41,314	155,759
Income before income taxes	8,106	11,302	26,116	20,418	65,942
Provision (benefit) for income taxes	2,327	2,670	7,244	5,664	17,905
Net income	$5,779	$8,632	$18,872	$14,754	$48,037
Per common share (1)
Earnings (basic)	$0.15	$0.22	$0.48	$0.37	$1.22
Earnings (diluted)	$0.15	$0.22	$0.48	$0.37	$1.21
 __________
(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal year that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2013

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal No.1: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2013 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2013.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2013.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer
Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2013 as attorney in fact for the following directors who constitute a majority of the Board.

[John P. Folsom]	[S. Mae Numata]
[Frederick M. Goldberg]	[Daniel C. Regis]
[Thomas M. Hulbert]	[Donald Rodman]
[Michelle M. Lantow]	[William T. Weyerhaeuser]
[Thomas L. Matson]	[James M. Will]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 28, 2013

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger between the Company and West Coast Bancorp dated as of September 25, 2012 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen of common stock certificate (4)

4.2
Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1*	Amended and Restated Stock Option and Equity Compensation Plan (5)

10.2*	Form of Stock Option Agreement (6)

10.3*	Form of Restricted Stock Agreement (6)

10.4*	Form of Stock Appreciation Right Agreement (6)

10.5*	Form of Restricted Stock Unit Agreement (6)

10.6*	Form of Long Term Restricted Stock Agreement (7)

10.7*	Amended and Restated Employee Stock Purchase Plan (8)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (9)

10.9*	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (10)

10.10*	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (11)

10.11*	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (12)

10.12*	Change in Control Agreement between the Bank and Gary R. Schminkey effective November 15, 2010 (13)

10.13*	Form of Change in Control Agreement between the Bank and Andrew McDonald dated June 1, 2009 (6)

10.14*	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (13)

10.15*	Change in Control Agreement between the Bank and Mark Nelson dated as of October 23, 2012 (14)

10.16*	Change in Control Agreement between the Bank and Clint Stein dated as of October 24, 2012 (14)

10.17*	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (15)

Exhibit No.	Exhibit

10.18*
Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel, Gary R. Schminkey and Mark W. Nelson, respectively (16)

10.19*	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (13)

10.20*	Form of Supplemental Compensation Agreement between the Bank and Mr. Andrew McDonald (6)

10.21*	Form of Amendment to Supplemental Compensation Agreement effective December 31, 2008 between the Bank and Andrew L. McDonald (12)

10.22*	Form of Indemnification Agreement between the Company and its directors (12)

10.23*	Town Center Bancorp 2004 Stock Incentive Plan (17)

10.24*	Town Center Bancorp Form of Restricted Stock Award Agreement (17)

10.25*	Mountain Bank Holding Company Director Stock Option Plan (18)

10.26*	Mountain Bank Holding Company Form of Non-employee Director Stock Option Agreement (18)

10.27*	Mountain Bank Holding Company 1999 Employee Stock Option Plan (18)

10.28*	Mountain Bank Holding Company Form of Employee Stock Option Agreement (18)

10.29*	Mt. Rainier National Bank 1990 Stock Option Plan (18)

14	Code of Ethics (19)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from Columbia Banking System, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL: (i)Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders' Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.**

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed October 25, 2012
(2)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008
(3)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on February 2, 2010
(4)	Incorporated by reference to Exhibit 4.3 of the Company's S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(5)	Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(6)	Incorporated by reference to Exhibits 10.2-10.5, 10,10 and 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007
(7)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 5, 2010
(8)	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010
(9)	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000
(10)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(11)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 19, 2009
(12)	Incorporated by reference to Exhibits 10.2-10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(13)	Incorporated by reference to Exhibits 10.10, 10.14 and 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011
(14)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company's Current Report on Form 8-K filed October 29, 2012
(15)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(16)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Current Report on Form 8-K filed on June 2, 2009
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company's S-8 Registration Statement (File No. 333-145207) filed August 7, 2007
(18)	Incorporated by reference to Exhibits 99.1-99.5 of the Company's S-8 Registration Statement (File No. 333-144811) filed July 24, 2007
(19)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003
* Management contract or compensatory plan or arrangement
+ Filed herewith
** Furnished herewith