Form 10-Q
period 2013-03-31
COLUMBIA BANKING SYSTEM INC
filed 2013-05-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 30, 2013 was 51,027,081.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2013	December 31, 2012
ASSETS			(in thousands)
Cash and due from banks			$91,889	$124,573
Interest-earning deposits with banks			356,056	389,353
Total cash and cash equivalents			447,945	513,926
Securities available for sale at fair value (amortized cost of $984,075 and $969,359, respectively)			1,012,162	1,001,665
Federal Home Loan Bank stock at cost			21,621	21,819
Loans held for sale			888	2,563
Loans, excluding covered loans, net of unearned income of ($6,985) and ($7,767), respectively			2,621,212	2,525,710
Less: allowance for loan and lease losses			51,119	52,244
Loans, excluding covered loans, net			2,570,093	2,473,466
Covered loans, net of allowance for loan losses of ($29,489) and ($30,056), respectively			363,213	391,337
Total loans, net			2,933,306	2,864,803
FDIC loss-sharing asset			83,115	96,354
Interest receivable			16,321	14,268
Premises and equipment, net			120,665	118,708
Other real estate owned ($13,811 and $16,311 covered by FDIC loss-share, respectively)			25,727	26,987
Goodwill			115,554	115,554
Core deposit intangible, net			14,693	15,721
Other assets			113,014	113,967
Total assets			$4,905,011	$4,906,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,274,330	$1,321,171
Interest-bearing			2,772,209	2,720,914
Total deposits			4,046,539	4,042,085
Federal Home Loan Bank advances			6,634	6,644
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			57,178	68,598
Total liabilities			4,135,351	4,142,327
Commitments and contingent liabilities
Shareholders’ equity:
	March 31, 2013	December 31, 2012
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	39,844	39,686	582,348	581,471
Retained earnings			170,593	162,388
Accumulated other comprehensive income			16,719	20,149
Total shareholders’ equity			769,660	764,008
Total liabilities and shareholders’ equity			$4,905,011	$4,906,335

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands except per share amounts)
Interest Income
Loans	$48,028	$61,777
Taxable securities	4,234	5,245
Tax-exempt securities	2,298	2,525
Federal funds sold and deposits in banks	201	165
Total interest income	54,761	69,712
Interest Expense
Deposits	1,089	1,779
Federal Home Loan Bank advances	71	750
Other borrowings	119	120
Total interest expense	1,279	2,649
Net Interest Income	53,482	67,063
Provision (recapture) for loan and lease losses	(1,000)	4,500
Provision for losses on covered loans	980	15,685
Net interest income after provision for loan and lease losses	53,502	46,878
Noninterest Income
Service charges and other fees	7,594	7,177
Merchant services fees	1,851	2,018
Investment securities gains, net	370	62
Bank owned life insurance	698	711
Change in FDIC loss-sharing asset	(10,483)	(1,668)
Other	1,628	1,274
Total noninterest income	1,658	9,574
Noninterest Expense
Compensation and employee benefits	21,653	21,995
Occupancy	4,753	5,333
Merchant processing	857	873
Advertising and promotion	870	882
Data processing and communications	2,580	2,213
Legal and professional fees	2,050	1,609
Taxes, licenses and fees	1,387	1,355
Regulatory premiums	857	860
Net cost (benefit) of operation of other real estate owned	(2,501)	910
Amortization of intangibles	1,029	1,150
Other	4,514	7,172
Total noninterest expense	38,049	44,352
Income before income taxes	17,111	12,100
Income tax provision	4,935	3,198
Net Income	$12,176	$8,902
Earnings per common share
Basic	$0.31	$0.22
Diluted	$0.31	$0.22
Dividends paid per common share	$0.10	$0.37
Weighted average number of common shares outstanding	39,348	39,195
Weighted average number of diluted common shares outstanding	39,351	39,298

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income as reported	$12,176	$8,902
Unrealized loss from securities:
Net unrealized holding loss from available for sale securities arising during the period, net of tax of $1,357 and $926	(2,493)	(1,645)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $130 and $22	(240)	(40)
Net unrealized loss from securities, net of reclassification adjustment	(2,733)	(1,685)
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $412 and $0	(757)	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($32) and ($7)	60	13
Pension plan liability adjustment, net	(697)	13
Total comprehensive income	$8,746	$7,230

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2012	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	8,902	—	8,902
Other comprehensive loss	—	—	—	(1,672)	(1,672)
Issuance of common stock - stock option and other plans	18	308	—	—	308
Issuance of common stock - restricted stock awards, net of canceled awards	146	450	—	—	450
Cash dividends paid on common stock	—	—	(14,623)	—	(14,623)
Balance at March 31, 2012	39,670	$579,894	$149,348	$23,461	$752,703
Balance at January 1, 2013	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	12,176	—	12,176
Other comprehensive income	—	—	—	(3,430)	(3,430)
Issuance of common stock - stock option and other plans	18	326	—	—	326
Issuance of common stock - restricted stock awards, net of canceled awards	140	551	—	—	551
Cash dividends paid on common stock	—	—	(3,971)	—	(3,971)
Balance at March 31, 2013	39,844	$582,348	$170,593	$16,719	$769,660

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities
Net Income	$12,176	$8,902
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for loan and lease losses and losses on covered loans	(20)	20,185
Stock-based compensation expense	551	450
Depreciation, amortization and accretion	13,015	16,141
Investment securities gain, net	(370)	(62)
Net realized gain on sale of other assets	(80)	(21)
Net realized gain on sale of other real estate owned	(2,787)	(2,954)
Write-down on other real estate owned	158	3,127
Net change in:
Loans held for sale	1,675	82
Interest receivable	(2,053)	(750)
Interest payable	(40)	(148)
Other assets	3,192	(1,166)
Other liabilities	(11,739)	(8,403)
Net cash provided by operating activities	13,678	35,383
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(71,815)	(16,814)
Purchases of:
Securities available for sale	(84,673)	(30,177)
Premises and equipment	(3,624)	(6,682)
Proceeds from:
FDIC reimbursement on loss-sharing asset	3,119	14,804
Sales of securities available for sale	3,023	3,845
Principal repayments and maturities of securities available for sale	64,758	49,654
Sales of other assets	287	—
Sales of covered other real estate owned	6,438	8,025
Sales of other real estate and other personal property owned	2,019	7,829
Capital improvements on other real estate properties	—	(90)
Net cash (used in) provided by investing activities	(80,468)	30,394
Cash Flows From Financing Activities
Net increase in deposits	4,454	49,916
Proceeds from:
Federal Home Loan Bank advances	100	—
Federal Reserve Bank borrowings	50	—
Exercise of stock options	326	308
Payments for:
Repayment of Federal Home Loan Bank advances	(100)	(4,210)
Repayment of Federal Reserve Bank borrowings	(50)	—
Common stock dividends	(3,971)	(14,623)
Net cash provided by financing activities	809	31,391
Increase (Decrease) in cash and cash equivalents	(65,981)	97,168
Cash and cash equivalents at beginning of period	513,926	294,289
Cash and cash equivalents at end of period	$447,945	$391,457
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$1,319	$2,797
Cash paid for income tax	$5,500	$—
Non-cash investing activities
Loans transferred to other real estate owned	$4,114	$6,092

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be anticipated for the year ending December 31, 2013. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2012 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2012 Form 10-K disclosure for the year ended December 31, 2012, except for the adoption of ASU 2012-06 as noted below.

2.	Accounting Pronouncements Recently Issued
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company adopted the ASU 2013-02 reporting requirements during the current period with no impact to the Company's financial condition or results of operations. See Note 11 to the Consolidated Financial Statements of this report for new disclosures related to accumulated other comprehensive income.
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and there is a subsequent change in the amount of cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitations of the Loss-Sharing Agreement ("LSA"). For amortization of changes in value, the reporting entity should use the term of the indemnification agreement if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the ASU as of January 1, 2013. As a result of the adoption of the ASU, an additional $2.5 million of indemnification asset amortization was recorded during the period, resulting in a reduction of $1.6 million in net income and $0.04 in earnings per share.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$502,652	$15,484	$(6,181)	$511,955
State and municipal securities	256,608	19,586	(589)	275,605
U.S. government agency and government-sponsored enterprise securities	201,680	828	(981)	201,527
U.S. government securities	19,811	—	(105)	19,706
Other securities	3,324	87	(42)	3,369
Total	$984,075	$35,985	$(7,898)	$1,012,162
December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$561,076	$16,719	$(5,426)	$572,369
State and municipal securities	265,070	20,893	(388)	285,575
U.S. government agency and government-sponsored enterprise securities	120,085	851	(435)	120,501
U.S. government securities	19,804	39	(15)	19,828
Other securities	3,324	104	(36)	3,392
Total	$969,359	$38,606	$(6,300)	$1,001,665
The scheduled contractual maturities of investment securities available for sale at March 31, 2013 are presented as follows:

	March 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$17,771	$18,025
Due after one year through five years	158,054	161,996
Due after five years through ten years	244,429	249,097
Due after ten years	560,497	579,677
Other securities with no stated maturity	3,324	3,367
Total investment securities available-for-sale	$984,075	$1,012,162
The following table summarizes, as of March 31, 2013, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
To Washington and Oregon State to secure public deposits	$282,025
To Federal Reserve Bank to secure borrowings	45,405
Other securities pledged	44,948
Total securities pledged as collateral	$372,378

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	160,587	(5,914)	11,250	(267)	171,837	(6,181)
State and municipal securities	21,513	(584)	210	(5)	21,723	(589)
U.S. government agency and government-sponsored enterprise securities	137,814	(981)	—	—	137,814	(981)
U.S. government securities	19,706	(105)	—	—	19,706	(105)
Other securities	—	—	958	(42)	958	(42)
Total	339,620	(7,584)	12,418	(314)	352,038	(7,898)

December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	167,739	(5,090)	12,204	(336)	179,943	(5,426)
State and municipal securities	20,413	(383)	210	(5)	20,623	(388)
U.S. government agency and government-sponsored enterprise securities	56,600	(435)	—	—	56,600	(435)
U.S. government securities	9,914	(15)	—	—	9,914	(15)
Other securities	—	—	964	(36)	964	(36)
Total	254,666	(5,923)	13,378	(377)	268,044	(6,300)
At March 31, 2013, there were 18 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.
At March 31, 2013, there were 15 state and municipal government securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2013, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.
At March 31, 2013, there were 11 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.
At March 31, 2013, there were two U.S. government securities in an unrealized loss position, neither of which was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013.
At March 31, 2013, there was one other security, a mortgage-backed securities fund in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

4.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-sharing agreements.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	March 31, 2013	December 31, 2012
Noncovered loans:	(in thousands)
Commercial business	$1,204,760	$1,155,158
Real estate:
One-to-four family residential	43,604	43,922
Commercial and multifamily residential	1,106,987	1,061,201
Total real estate	1,150,591	1,105,123
Real estate construction:
One-to-four family residential	52,946	50,602
Commercial and multifamily residential	67,213	65,101
Total real estate construction	120,159	115,703
Consumer	152,687	157,493
Less: Net unearned income	(6,985)	(7,767)
Total noncovered loans, net of unearned income	2,621,212	2,525,710
Less: Allowance for loan and lease losses	(51,119)	(52,244)
Total noncovered loans, net	$2,570,093	$2,473,466
Loans held for sale	$888	$2,563
At March 31, 2013 and December 31, 2012, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $13.7 million and $14.2 million at March 31, 2013 and December 31, 2012, respectively. During the first three months of 2013, advances on related party loans were $475 thousand and repayments totaled $948 thousand.
At March 31, 2013 and December 31, 2012, $463.7 million and $443.4 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings and additional borrowing capacity. The Company has also pledged $17.4 million and $13.8 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at March 31, 2013 and December 31, 2012, respectively.

The following is an analysis of noncovered, nonaccrual loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$9,383	$16,192	$9,037	$17,821
Unsecured	121	121	262	262
Real estate:
One-to-four family residential	1,684	2,023	2,349	2,672
Commercial & multifamily residential
Commercial land	3,347	6,701	4,076	7,491
Income property	8,230	11,439	8,520	10,815
Owner occupied	5,825	6,997	6,608	7,741
Real estate construction:
One-to-four family residential
Land and acquisition	2,646	5,841	3,084	6,704
Residential construction	388	388	1,816	2,431
Consumer	1,262	1,559	1,643	1,940
Total	$32,886	$51,261	$37,395	$57,877

 The following is an aging of the recorded investment of the noncovered loan portfolio as of March 31, 2013 and December 31, 2012:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,142,942	$3,739	$1,154	$4,893	$9,383	$1,157,218
Unsecured	43,918	112	164	276	121	44,315
Real estate:
One-to-four family residential	41,330	849	61	910	1,684	43,924
Commercial & multifamily residential
Commercial land	43,785	1,006	—	1,006	3,347	48,138
Income property	645,058	2,434	—	2,434	8,230	655,722
Owner occupied	389,803	2,525	1,621	4,146	5,825	399,774
Real estate construction:
One-to-four family residential
Land and acquisition	18,330	204	314	518	2,646	21,494
Residential construction	30,768	—	—	—	388	31,156
Commercial & multifamily residential
Income property	24,479	—	—	—	—	24,479
Owner occupied	42,192	—	—	—	—	42,192
Consumer	150,423	885	230	1,115	1,262	152,800
Total	$2,573,028	$11,754	$3,544	$15,298	$32,886	$2,621,212

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,091,770	$4,259	$1,485	$5,744	$9,037	$1,106,551
Unsecured	44,817	252	12	264	262	45,343
Real estate:
One-to-four family residential	41,508	193	142	335	2,349	44,192
Commercial & multifamily residential
Commercial land	42,818	311	122	433	4,076	47,327
Income property	603,339	2,726	227	2,953	8,520	614,812
Owner occupied	387,525	1,040	—	1,040	6,608	395,173
Real estate construction:
One-to-four family residential
Land and acquisition	15,412	—	—	—	3,084	18,496
Residential construction	29,848	—	—	—	1,816	31,664
Commercial & multifamily residential
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	155,207	387	362	749	1,643	157,599
Total	$2,476,797	$9,168	$2,350	$11,518	$37,395	$2,525,710

The following is an analysis of impaired loans as of March 31, 2013 and December 31, 2012:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,152,246	$4,972	$293	$414	$67	$4,680	$7,488
Unsecured	44,231	84	84	84	84	—	—
Real estate:
One-to-four family residential	42,380	1,544	340	362	108	1,204	1,341
Commercial & multifamily residential
Commercial land	45,366	2,772	—	—	—	2,772	5,845
Income property	646,457	9,265	18	66	18	9,246	12,442
Owner occupied	388,437	11,337	605	606	34	10,732	14,135
Real estate construction:
One-to-four family residential
Land and acquisition	18,914	2,580	117	116	74	2,463	4,033
Residential construction	31,011	145	—	—	—	145	144
Commercial & multifamily residential
Income property	24,479	—	—	—	—	—	—
Owner occupied	42,192	—	—	—	—	—	—
Consumer	152,674	126	—	—	—	126	126
Total	$2,588,387	$32,825	$1,457	$1,648	$385	$31,368	$45,554

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,101,689	$4,862	$690	$1,994	$113	$4,172	$6,769
Unsecured	45,251	92	92	92	92	—	—
Real estate:
One-to-four family residential	42,103	2,089	345	364	112	1,744	1,902
Commercial & multifamily residential
Commercial land	44,672	2,655	—	—	—	2,655	5,727
Income property	606,656	8,156	2,670	2,727	1,040	5,486	7,860
Owner occupied	383,269	11,904	608	610	38	11,296	14,642
Real estate construction:
One-to-four family residential
Land and acquisition	15,677	2,819	—	—	—	2,819	4,813
Residential construction	29,707	1,957	—	—	—	1,957	2,570
Commercial & multifamily residential
Income property	28,342	—	—	—	—	—	—
Owner occupied	36,211	—	—	—	—	—	—
Consumer	157,472	127	—	—	—	127	127
Total	$2,491,049	$34,661	$4,405	$5,787	$1,395	$30,256	$44,410

The following table provides additional information on impaired loans for the three month periods indicated.

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$4,917	$4	$9,709	$309
Unsecured	88	1	119	1
Real estate:
One-to-four family residential	1,816	4	2,266	1
Commercial & multifamily residential
Commercial land	2,714	—	3,405	—
Income property	8,710	29	8,083	115
Owner occupied	11,620	279	14,152	107
Real estate construction:
One-to-four family residential
Land and acquisition	2,700	1	6,539	—
Residential construction	1,051	2	4,286	358
Commercial & multifamily residential
Income property	—	—	6,045	—
Consumer	127	2	1,672	—
Total	$33,743	$322	$56,276	$891
There were no Troubled Debt Restructurings ("TDR") during the three months ended March 31, 2012. The following is an analysis of loans classified as TDR during the three months ended March 31, 2013:

	Three months ended March 31, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Real estate construction:
One-to-four family residential:
Land and acquisition	1	$117	$117
Total	1	$117	$117

The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $1.8 million and $236 thousand of additional funds on loans classified as TDR as of March 31, 2013 and December 31, 2012, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the three months ended March 31, 2013.

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
The ALLL is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries or a recovery of previous provisions. While the Company’s management believes the best information available is used to determine the ALLL, changes in market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.
We have used the same methodology for ALLL calculations during the three months ended March 31, 2013 and 2012. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three months ended March 31, 2013 and 2012:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$27,270	$(988)	$79	$510	$26,871	$67	$26,804
Unsecured	753	(326)	34	289	750	84	666
Real estate:
One-to-four family residential	694	(116)	—	79	657	108	549
Commercial & multifamily residential
Commercial land	460	—	10	(37)	433	—	433
Income property	11,033	(783)	79	(918)	9,411	18	9,393
Owner occupied	6,362	—	4	(908)	5,458	34	5,424
Real estate construction:
One-to-four family residential
Land and acquisition	1,171	(32)	2,139	(2,288)	990	74	916
Residential construction	635	(101)	—	4	538	—	538
Commercial & multifamily residential
Income property	316	—	—	66	382	—	382
Owner occupied	102	—	—	6	108	—	108
Consumer	2,437	(171)	47	51	2,364	—	2,364
Unallocated	1,011	—	—	2,146	3,157	—	3,157
Total	$52,244	$(2,517)	$2,392	$(1,000)	$51,119	$385	$50,734

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$24,745	$(2,354)	$614	$2,537	$25,542	$451	$25,091
Unsecured	689	(5)	44	58	786	141	645
Real estate:
One-to-four family residential	654	(116)	43	108	689	72	617
Commercial & multifamily residential
Commercial land	488	(305)	—	510	693	—	693
Income property	9,551	(2,008)	18	2,688	10,249	1,087	9,162
Owner occupied	9,606	(365)	53	(739)	8,555	16	8,539
Real estate construction:
One-to-four family residential
Land and acquisition	2,331	(204)	47	(503)	1,671	—	1,671
Residential construction	864	—	—	138	1,002	18	984
Commercial & multifamily residential
Income property	665	—	—	(442)	223	—	223
Owner occupied	35	—	—	9	44	—	44
Consumer	2,719	(1,093)	373	130	2,129	—	2,129
Unallocated	694	—	—	6	700	—	700
Total	$53,041	$(6,450)	$1,192	$4,500	$52,283	$1,785	$50,498

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	—	130
Balance at end of period	$1,915	$1,665
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of March 31, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,062,881	$31,333	$63,004	$—	$—	$1,157,218
Unsecured	44,087	70	158	—	—	44,315
Real estate:
One-to-four family residential	40,866	252	2,806	—	—	43,924
Commercial and multifamily residential:
Commercial land	44,229	115	3,794	—	—	48,138
Income property	625,209	1,918	28,595	—	—	655,722
Owner occupied	376,995	2,758	20,021	—	—	399,774
Real estate construction:
One-to-four family residential:
Land and acquisition	16,372	1,219	3,903	—	—	21,494
Residential construction	29,858	788	510	—	—	31,156
Commercial and multifamily residential:
Income property	24,479	—	—	—	—	24,479
Owner occupied	42,192	—	—	—	—	42,192
Consumer	147,957	29	4,813	—	1	152,800
Total	$2,455,125	$38,482	$127,604	$—	$1	2,621,212
Less:
Allowance for loan and lease losses						51,119
Noncovered loans, net						$2,570,093

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,011,722	$29,222	$65,607	$—	$—	$1,106,551
Unsecured	44,788	26	529	—	—	45,343
Real estate:
One-to-four family residential	40,346	406	3,440	—	—	44,192
Commercial and multifamily residential:
Commercial land	43,401	—	3,926	—	—	47,327
Income property	581,671	3,688	29,453	—	—	614,812
Owner occupied	357,063	1,848	36,262	—	—	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	12,741	1,351	4,404	—	—	18,496
Residential construction	28,705	1,142	1,817	—	—	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	151,049	75	6,475	—	—	157,599
Total	$2,336,039	$37,758	$151,913	$—	$—	2,525,710
Less:
Allowance for loan and lease losses						52,244
Noncovered loans, net						$2,473,466

6.	Changes in Noncovered Other Real Estate Owned
The following tables set forth activity in noncovered OREO for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$10,676	$22,893
Transfers in, net of write-downs ($32 and $118, respectively)	2,709	3,803
OREO improvements	—	11
Additional OREO write-downs	(93)	(1,722)
Proceeds from sale of OREO property	(1,565)	(7,829)
Gain (loss) on sale of OREO, net	189	(412)
Total noncovered OREO at end of period	$11,916	$16,744
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of March 31, 2013, the net present value of the Bank’s estimated clawback liability is $3.8 million, which is included in other liabilities on the consolidated balance sheets.

The following is an analysis of our covered loans, net of related allowance for losses as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Covered loans:	(dollars in thousands)
Commercial business	$113,876	$125,373
Real estate:
One-to-four family residential	49,639	57,150
Commercial and multifamily residential	220,037	233,106
Total real estate	269,676	290,256
Real estate construction:
One-to-four family residential	22,165	25,398
Commercial and multifamily residential	14,032	15,251
Total real estate construction	36,197	40,649
Consumer	42,103	44,516
Subtotal of covered loans	461,852	500,794
Less:
Valuation discount resulting from acquisition accounting	69,150	79,401
Allowance for loan losses	29,489	30,056
Covered loans, net of allowance for loan losses	$363,213	$391,337
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

The following table shows the changes in accretable yield for acquired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$166,888	$259,669
Accretion	(14,477)	(27,658)
Disposals	(774)	(1,799)
Reclassifications from nonaccretable difference	7,149	9,465
Balance at end of period	$158,786	$239,677
During the three months ended March 31, 2013, the Company recorded a provision expense for losses on covered loans of $980 thousand. Of this amount, $1.3 million was impairment expense calculated in accordance with ASC 310-30 and $300 thousand was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $980 thousand of provision expense for covered loans was partially offset through noninterest income by a $784 thousand increase in the FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$30,056	$4,944
Loans charged off	(2,382)	(562)
Recoveries	835	437
Provision charged to expense	980	15,685
Balance at end of period	$29,489	$20,504

The following is an analysis of the credit quality of our covered loan portfolio as of March 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$71,555	$1,672	$34,476	$—	$—	$107,703
Unsecured	4,502	—	1,671	—	—	6,173
Real estate:
One-to-four family residential	40,030	331	9,278	—	—	49,639
Commercial and multifamily residential:
Commercial land	16,047	—	9,456	—	—	25,503
Income property	82,120	3,232	16,189	—	—	101,541
Owner occupied	76,454	398	16,141	—	—	92,993
Real estate construction:
One-to-four family residential:
Land and acquisition	6,449	2,796	4,892	—	—	14,137
Residential construction	2,812	—	5,216	—	—	8,028
Commercial and multifamily residential:
Income property	4,374	—	7,079	—	—	11,453
Owner occupied	1,099	—	1,480	—	—	2,579
Consumer	37,255	419	4,402	27	—	42,103
Total	$342,697	$8,848	$110,280	$27	$—	461,852
Less:
Valuation discount resulting from acquisition accounting						69,150
Allowance for loan losses						29,489
Covered loans, net						$363,213

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Covered loans:
Commercial business:
Secured	$71,621	$1,823	$45,150	$—	$—	$118,594
Unsecured	4,988	—	1,791	—	—	6,779
Real estate:
One-to-four family residential	44,782	1,344	11,024	—	—	57,150
Commercial and multifamily residential:
Commercial land	16,336	—	10,292	—	—	26,628
Income property	81,205	864	23,315	—	—	105,384
Owner occupied	82,222	3,318	15,554	—	—	101,094
Real estate construction:
One-to-four family residential:
Land and acquisition	4,817	3,273	5,743	—	—	13,833
Residential construction	6,050	—	5,515	—	—	11,565
Commercial and multifamily residential:
Income property	4,419	—	7,901	—	—	12,320
Owner occupied	1,107	—	1,824	—	—	2,931
Consumer	38,973	381	5,162	—	—	44,516
Total	$356,520	$11,003	$133,271	$—	$—	500,794
Less:
Valuation discount resulting from acquisition accounting						79,401
Allowance for loan losses						30,056
Covered loans, net						$391,337

The following table sets forth activity in covered OREO at carrying value for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Covered OREO:
Balance at beginning of period	$16,311	$28,126
Transfers in	1,405	2,468
Additional OREO write-downs	(65)	(1,505)
Proceeds from sale of OREO property	(6,438)	(8,025)
Net gain on sale of OREO	2,598	3,366
Total covered OREO at end of period	$13,811	$24,430
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At March 31, 2013, the FDIC loss-sharing asset is comprised of a $75.5 million FDIC indemnification asset and a $7.6 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012 (1)
	(in thousands)
Balance at beginning of period	$96,354	$175,071
Adjustments not reflected in income
Cash received from the FDIC	(3,119)	(14,804)
FDIC reimbursable losses, net	363	462
Adjustments reflected in income
Amortization, net	(9,779)	(13,873)
Loan impairment	784	12,548
Sale of other real estate	(1,346)	(2,067)
Write-downs of other real estate	52	1,629
Other	(194)	95
Balance at end of period	$83,115	$159,061
__________
(1) Reclassified to conform to the current period’s presentation.

8.	Goodwill and Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.
The following table sets forth activity for goodwill and intangible assets for the period:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total goodwill	$115,554	$115,554
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	32,441	32,441
Accumulated amortization at beginning of period	(16,720)	(12,275)
Core deposit intangible, net at beginning of period	15,721	20,166
CDI current period amortization	(1,028)	(1,150)
Total core deposit intangible, net at end of period	14,693	19,016
Total goodwill and intangible assets at end of period	$130,247	$134,570

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2013 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2013	$2,936
2014	3,397
2015	2,645
2016	2,183
2017	1,627

9.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2013 and December 31, 2012 was $158.9 million and $177.0 million, respectively. There was no impact to the statement of operations for the three month periods ending March 31, 2013 and 2012.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$13,456	Other assets	$14,921	Other liabilities	$13,456	Other liabilities	$14,921

10.	Shareholders’ Equity
On January 24, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on February 20, 2013 to shareholders of record at the close of business February 6, 2013. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements. Subsequent to quarter end, on April 24, 2013, the Company declared a quarterly cash dividend of $0.10 per common share, and common share equivalent for holders of preferred stock, payable on May 22, 2013 to shareholders of record at the close of business May 8, 2013.

11. Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income by component for the three month period ended March 31, 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
	(in thousands)
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive income before reclassifications	(2,493)	(757)	(3,250)
Amounts reclassified from accumulated other comprehensive income (2)	(240)	60	(180)
Net current-period other comprehensive income	(2,733)	(697)	(3,430)
Ending balance	18,185	(1,466)	16,719
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the three month period ended March 31, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected line Item in the Consolidated Statement of Income
(in thousands)
Unrealized gains and losses on available-for-sale securities
	$370	Investment securities gains, net
	370	Total before tax
	(130)	Tax expense
	$240	Net of tax

Amortization of pension plan liability
Actuarial losses	$(92)	Compensation and employee benefits
	(92)	Total before tax
	32	Tax benefit
	$(60)	Net of tax

12.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2013	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$511,955	$—	$511,955	$—
State and municipal debt securities	275,605	—	275,605	—
U.S. government agency and government-sponsored enterprise securities	201,527	—	201,527	—
U.S. government securities	19,706	19,706	—	—
Other securities	3,369	—	3,369	—
Total securities available for sale	$1,012,162	$19,706	$992,456	$—
Other assets (Interest rate contracts)	$13,456	$—	$13,456	$—
Liabilities
Other liabilities (Interest rate contracts)	$13,456	$—	$13,456	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2012	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$572,369	$—	$572,369	$—
State and municipal debt securities	285,575	—	285,575	—
U.S. government agency and government-sponsored enterprise securities	120,501	—	120,501	—
U.S. government securities	19,828	19,828	—	—
Other securities	3,392	—	3,392	—
Total securities available for sale	$1,001,665	$19,828	$981,837	$—
Other assets (Interest rate contracts)	$14,921	$—	$14,921	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,921	$—	$14,921	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2013 and 2012. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
Other real estate owned and other personal property owned ("OPPO")—OREO and OPPO are real and personal property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO and OPPO are generally measured based on the item's fair market value as indicated by an appraisal or a letter of intent to purchase. OREO and OPPO are recorded at the lower of carrying amount or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and OPPO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings. The initial and subsequent write-down evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and OPPO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following tables set forth the Company's assets that were measured using fair value estimates on a nonrecurring basis at March 31, 2013 and 2012.

	Fair value at March 31, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$477	$—	$—	$477	$102
Noncovered OREO	1,350	—	—	1,350	101
Covered OREO	65	—	—	65	65
	$1,892	$—	$—	$1,892	$268

	Fair value at March 31, 2012	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,416	$—	$—	$12,416	$2,881
Noncovered OREO	3,510	—	—	3,510	1,730
Covered OREO	1,917	—	—	1,917	767
Noncovered OPPO	2,334	—	—	2,334	1,950
	$20,177	$—	$—	$20,177	$7,328
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

	Fair value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$477	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OREO	1,350	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	65	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans, noncovered OREO, and covered OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$12,416	Fair Market Value of Collateral	Adjustment to Appraisal Value	0% - 37% (12%)
Noncovered OREO	3,510	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,917	Fair Market Value of Collateral	Adjustment to Appraisal Value	0% - 23% (3%)
Noncovered OPPO	2,334	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2013 or December 31, 2012, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on March 31, 2013 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$91,889	$91,889	$91,889	$—	$—
Interest-earning deposits with banks	356,056	356,056	356,056	—	—
Securities available for sale	1,012,162	1,012,162	19,706	992,456	—
FHLB stock	21,621	21,621	—	21,621	—
Loans held for sale	888	888	—	888	—
Loans	2,933,306	2,978,867	—	—	2,978,867
FDIC loss-sharing asset	83,115	25,062	—	—	25,062
Interest rate contracts	13,456	13,456	—	13,456	—
Liabilities
Deposits	$4,046,539	$4,047,346	$3,573,755	$473,591	$—
FHLB Advances	6,634	6,237	—	6,237	—
Repurchase agreements	25,000	26,396	—	26,396	—
Interest rate contracts	13,456	13,456	—	13,456	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$124,573	$124,573	$124,573	$—	$—
Interest-earning deposits with banks	389,353	389,353	389,353	—	—
Securities available for sale	1,001,665	1,001,665	19,828	981,837	—
FHLB stock	21,819	21,819	—	21,819	—
Loans held for sale	2,563	2,563	—	2,563	—
Loans	2,864,803	2,944,317	—	—	2,944,317
FDIC loss-sharing asset	96,354	26,543	—	—	26,543
Interest rate contracts	14,921	14,921	—	14,921	—
Liabilities
Deposits	$4,042,085	$4,043,221	$3,549,821	$493,400	$—
FHLB Advances	6,644	5,894	—	5,894	—
Repurchase agreements	25,000	26,464	—	26,464	—
Interest rate contracts	14,921	14,921	—	14,921	—

13.	Earnings per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under share-based compensation plans that qualify as participating securities.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands except per share)
Basic EPS:
Net income	$12,176	$8,902
Less: Earnings allocated to participating securities	(123)	(132)
Earnings allocated to common shareholders	$12,053	$8,770
Weighted average common shares outstanding	39,348	39,195
Basic earnings per common share	$0.31	$0.22
Diluted EPS:
Earnings allocated to common shareholders	$12,053	$8,770
Weighted average common shares outstanding	39,348	39,195
Dilutive effect of equity awards	3	103
Weighted average diluted common shares outstanding	39,351	39,298
Diluted earnings per common share	$0.31	$0.22
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	9	46
14. Subsequent Events
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
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp ("West Coast"). The Company acquired 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company's geographic footprint consistent with its ongoing growth strategy. The operating results of the Company for the three months ended March 31, 2013 do not include the operating results produced by West Coast as the acquisition did not close until April 1, 2013. It is not practical to present financial information related to the acquisition at this time because the fair value measurement of assets acquired and liabilities assumed has not been finalized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2012 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.
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

•	the inability to smoothly integrate West Coast Bancorp with Columbia and retain customers and employees;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	our reliance on FHLB advances and FRB borrowings as additional sources of short and long-term funding;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of FDIC-assisted loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk; and

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital.
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

CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses, business combinations, acquired impaired loans, FDIC loss sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Acquired Impaired Loans”, "FDIC Loss Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2012 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2012 Annual Report on Form 10-K.
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
Earnings Summary
The Company reported net income for the first quarter of $12.2 million or $0.31 per diluted common share, compared to $8.9 million or $0.22 per diluted common share for the first quarter of 2012.
The increase in net income from the first quarter of 2012 was attributable to lower noninterest expense and provision for loan losses on noncovered loans, partially offset by a reduction in the pretax earnings impact of the acquired loan portfolio.
Revenue (net interest income plus noninterest income) for the three months ended March 31, 2013 was $55.1 million, 28% less than the same period in 2012. The decrease in revenue was a result of lower incremental accretion income on acquired loans. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the first quarter of 2013 was a recapture of $1.0 million for the noncovered loan portfolio and a provision of $980 thousand for the covered loan portfolio compared to provisions of $4.5 million for the noncovered loan portfolio and $15.7 million for the covered loan portfolio during the first quarter of 2012. The $1.0 million provision recapture for the noncovered loan portfolio for the three months ended March 31, 2013 was due to improving credit metrics within the noncovered loan portfolio as well as a $2.0 million recovery experienced during the current quarter related to a single borrowing relationship. The Company believes that, at 1.95% of net noncovered loans, the allowance for loan and lease losses remains adequate at March 31, 2013. The allowance to net noncovered loans was 2.07% at year-end 2012. The $980 thousand in provision for losses on covered loans for the three months ended March 31, 2013 was primarily due to decreased expected future cash flows as remeasured during the current quarter when compared to the prior quarter's remeasurement. The $980 thousand in provision is partially off-set by a $784 thousand favorable adjustment to the change in FDIC loss-sharing asset.
Total noninterest expense for the quarter ended March 31, 2013 was $38.0 million, a 14% decrease from the first quarter of 2012. The decrease from the prior-year period was primarily due to substantial write-downs of OREO and OPPO during the first quarter of the prior year.

The increase in net income was partially offset by a reduction to the pretax earnings impact of the acquired loan portfolio. The following table illustrates the impact to earnings associated with the Company's acquired loan portfolios for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	( in thousands)
Incremental accretion income on acquired loans	$9,445	$22,421
Provision for losses on covered loans	(980)	(15,685)
Change in FDIC-loss sharing asset	(10,483)	(1,668)
FDIC clawback liability expense	(231)	26
Pre-tax earnings impact of acquisition accounting	$(2,249)	$5,094
Net Interest Income
Net interest income for the first quarter of 2013 was $53.5 million, a decrease of 20% from $67.1 million for the same quarter in 2012. The Company's net interest margin decreased to 5.06% in the first quarter of 2013, from 6.67% for the same quarter last year. The decreases in net interest income and margin were primarily due to accretion income on the acquired loan portfolios, which were significantly lower in the current period. In addition to the impact of accretion income, net interest income also decreased due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The incremental accretion income had a positive impact of approximately 87 bps on the first quarter's net interest margin. For the same period last year, the incremental accretion income had a positive impact of approximately 218 bps on the net interest margin.
Incremental accretion income from acquired impaired loans decreased $10.9 million from the prior year period. In addition, the discount accretion on other acquired loans decreased $2.0 million from the prior year period. These decreases were primarily due to the moderating trend for incremental accretion income due to decreases in the acquired loan balances resulting from repayments. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2012 Annual Report on Form 10-K.
The following table shows the impact to interest income and the related impact to the net interest margin resulting from accretion of income on certain acquired loan portfolios for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Interest income as recorded	$16,489	$32,902
Less: Interest income at stated note rate	7,044	10,481
Incremental accretion income	$9,445	$22,421
Incremental accretion income due to:
Acquired impaired loans	8,375	19,320
Other acquired loans	1,070	3,101
Incremental accretion income	$9,445	$22,421

Net interest margin	5.06%	6.67%
Operating net interest margin, excluding incremental accretion income, interest reversals on nonaccrual loans and prepayment charges on FHLB advances	4.21%	4.49%

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2013			2012
	Average Balances (1)	Interest Earned / Paid	Average Rate	Average Balances (1) (3)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$2,559,177	$33,163	5.18%	$2,337,292	$33,749	5.78%
Covered loans, net (1)	403,382	14,992	14.87%	523,232	28,221	21.57%
Taxable securities	782,158	4,234	2.17%	747,503	5,245	2.82%
Tax exempt securities (2)	269,499	3,566	5.29%	275,563	3,918	5.72%
Interest-earning deposits with banks and federal funds sold	322,761	201	0.25%	253,859	165	0.26%
Total interest-earning assets	4,336,977	$56,156	5.18%	4,137,449	$71,298	6.93%
Other earning assets	80,604			74,924
Noninterest-earning assets	433,484			563,813
Total assets	$4,851,065			$4,776,186
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$482,644	$580	0.48%	$589,573	$1,000	0.68%
Savings accounts	326,760	16	0.02%	291,554	23	0.03%
Interest-bearing demand	839,716	179	0.09%	747,242	231	0.12%
Money market accounts	1,090,980	314	0.12%	1,044,542	525	0.20%
Total interest-bearing deposits	2,740,100	1,089	0.16%	2,672,911	1,779	0.27%
Federal Home Loan Bank and Federal Reserve Bank borrowings	6,643	71	4.26%	117,095	750	2.58%
Other borrowings	25,000	119	1.90%	25,855	120	1.87%
Total interest-bearing liabilities	2,771,743	$1,279	0.18%	2,815,861	$2,649	0.38%
Noninterest-bearing deposits	1,250,028			1,132,413
Other noninterest-bearing liabilities	60,887			66,226
Shareholders’ equity	768,407			761,686
Total liabilities & shareholders’ equity	$4,851,065			$4,776,186
Net interest income (2)		$54,877			$68,649
Net interest margin			5.06%			6.67%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $661 thousand and $312 thousand for the three months ended March 31, 2013 and 2012, respectively. The amortization of net unearned discounts on other acquired loans was $1.1 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $127 thousand and $193 thousand for the three months ended March 31, 2013 and 2012, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

(3)	Reclassified to conform to the current period's presentation.

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

	Three Months Ended March 31, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$3,046	$(3,632)	$(586)
Covered loans, net	(5,612)	(7,617)	(13,229)
Taxable securities	234	(1,245)	(1,011)
Tax exempt securities	(85)	(267)	(352)
Interest earning deposits with banks and federal funds sold	43	(7)	36
Interest income	$(2,374)	$(12,768)	$(15,142)
Interest Expense
Deposits:
Certificates of deposit	$(161)	$(259)	$(420)
Savings accounts	3	(10)	(7)
Interest-bearing demand	26	(78)	(52)
Money market accounts	22	(233)	(211)
Total interest on deposits	(110)	(580)	(690)
FHLB and Federal Reserve Bank borrowings	(983)	304	(679)
Other borrowings	(4)	3	(1)
Interest expense	$(1,097)	$(273)	$(1,370)
Provision for Loan and Lease Losses
The provision for loan and lease losses for the first quarter of 2013 was a recapture of $1.0 million for the noncovered loan portfolio and a provision of $980 thousand for the covered loan portfolio compared with provisions of $4.5 million and $15.7 million, respectively, during the first quarter of 2012. The $980 thousand in provision for losses on covered loans in the current period was primarily due to the decrease in expected future cash flows from covered loans as remeasured during current quarter, compared to the expected future cash flows as remeasured during the fourth quarter of 2012, net of the actual cash flows received during the quarter. The $980 thousand in provision expense is substantially offset by a $784 thousand favorable adjustment to the change in FDIC loss-sharing asset.
The $1.0 million provision recapture for noncovered loan losses was due to improving credit metrics within the noncovered loan portfolio as well as a $2.0 million recovery experienced during the current quarter related to a single borrowing relationship. Net noncovered loan charge-offs for the current quarter were $125 thousand compared to $5.3 million for the first quarter of 2012. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report and was based upon improving credit metrics in the noncovered loan portfolio.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$7,594	$7,177	$417	6%
Merchant services fees	1,851	2,018	(167)	(8)%
Investment securities gains, net	370	62	308	497%
Bank owned life insurance	698	711	(13)	(2)%
Other	1,628	1,274	354	28%
Subtotal	12,141	11,242	899	8%
Change in FDIC-loss sharing asset	(10,483)	(1,668)	(8,815)	528%
Total noninterest income	$1,658	$9,574	$(7,916)	(83)%
Noninterest income was $1.7 million for the first quarter of 2013, compared to $9.6 million for the same period in 2012. The decrease was primarily due to the $10.5 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current quarter, compared to a $1.7 million reduction in income during the same period in 2012. This decrease was partially offset by an increase of $417 thousand in service charges and other fees as well as an increase in other noninterest income of $354 thousand, which was due to an increase in Small Business Administration premiums in the current quarter.
Changes in the FDIC loss-sharing asset are primarily driven by amortization of the FDIC loss-sharing asset and the provision recorded for reimbursable losses on FDIC covered loans. For the first quarter of 2013, the $9.8 million of amortization of the FDIC loss-sharing asset was partially offset by a $784 thousand increase in the FDIC loss-sharing asset related to the provision recorded for reimbursable losses on FDIC covered loans. For the same period in 2012, the $13.9 million of amortization of the FDIC loss-sharing asset was partially offset by a $12.5 million increase in the FDIC loss-sharing asset related to the provision expense recorded for reimbursable losses on FDIC covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 7 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Compensation	$17,888	$18,041	$(153)	(1)%
Employee benefits	3,740	3,588	152	4%
Contract labor	25	366	(341)	(93)%
	21,653	21,995	(342)	(2)%
All other noninterest expense:
Occupancy	4,753	5,333	(580)	(11)%
Merchant processing	857	873	(16)	(2)%
Advertising and promotion	870	882	(12)	(1)%
Data processing and communications	2,580	2,213	367	17%
Legal and professional services	2,050	1,609	441	27%
Taxes, license and fees	1,387	1,355	32	2%
Regulatory premiums	857	860	(3)	—%
Net cost (benefit) of operation of noncovered other real estate owned	(54)	2,693	(2,747)	(102)%
Net benefit of operation of covered other real estate owned	(2,447)	(1,783)	(664)	37%
Amortization of intangibles	1,029	1,150	(121)	(11)%
Other	4,514	7,172	(2,658)	(37)%
Total all other noninterest expense	16,396	22,357	(5,961)	(27)%
Total noninterest expense	$38,049	$44,352	$(6,303)	(14)%
Total noninterest expense for the first quarter of 2013 was $38.0 million, a decrease of $6.3 million, or 14% from $44.4 million a year earlier. The decrease from the prior-year period was due to a decrease of $2.7 million in other noninterest expense as well as a decrease of $3.4 million in net cost (benefit) of operation of other real estate. The decrease in other noninterest expense was primarily due to the Company recording $2.2 million in OPPO write-downs during the prior year period. The decrease in net cost (benefit) of operation of OREO was due to substantial write-downs recorded in the prior year period. These decreases were partially offset by a $441 thousand increase in legal and professional expenses, which includes $508 thousand during the current quarter related to the acquisition of West Coast Bancorp. Total merger related expense for the current quarter was $723 thousand.

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended March 31,		Increase (Decrease) Amount
	2013	2012
	(in thousands)
Postage	$473	$442	$31
Software support & maintenance	362	376	(14)
Supplies	210	302	(92)
Insurance	261	271	(10)
ATM Network	271	308	(37)
Travel	270	294	(24)
Employee expenses	199	219	(20)
Sponsorships and charitable contributions	245	163	82
Directors fees	153	117	36
Federal Reserve Bank processing fees	45	75	(30)
CRA partnership investment expense	—	71	(71)
Investor relations	138	28	110
Other personal property owned	(104)	2,156	(2,260)
Miscellaneous	1,991	2,350	(359)
Total other noninterest expense	$4,514	$7,172	$(2,658)
In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate, FDIC clawback liability expense and merger related expenses, divided by the sum of net interest income and noninterest income on a tax equivalent basis, excluding any gain/loss on sale of investment securities, gain on bank acquisition, incremental accretion income on the acquired loan portfolio and the change in the FDIC indemnification asset) was 68.68% for the first quarter of 2013 compared to 71.48% for the first quarter 2012.
Income Taxes
We recorded an income tax provision of $4.9 million for the first quarter of 2013, compared to a provision of $3.2 million for the same period in 2012. The effective tax rate was 29% for the first quarter of 2013 compared to 26% for the first quarter of 2012. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2012.

FINANCIAL CONDITION
Total assets were $4.91 billion as of March 31, 2013, relatively unchanged from December 31, 2012.
Investment Securities
At March 31, 2013, the Company held investment securities totaling $1.01 billion compared to $1.00 billion at December 31, 2012. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to $84.7 million in purchases, partially offset by $67.4 million in maturities and sales of securities in the portfolio. These securities are used by the Company as a component of its balance sheet management strategies. From time-to-time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
At March 31, 2013, the market value of securities available for sale had an unrealized gain of $28.1 million compared to an unrealized gain of $32.3 million at December 31, 2012. The decrease in the unrealized gain was the result of the fluctuations in interest rates. The Company does carry $352.0 million of investment securities with unrealized losses of $7.9 million; however, we do not consider these investment securities to be other-than-temporarily impaired. In the future, if the impairment is judged to be other-than-temporary, to the extent that the loss is determined to be credit-related, the cost basis of the individual impaired securities will be written down to fair value; the amount of the write-down could be included in earnings as a realized loss. The remaining non-credit-related impairment would be recorded to other comprehensive income.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$511,955	$572,369
State and municipal securities	275,605	285,575
U.S. government and government-sponsored enterprise securities	201,527	120,501
U.S. government securities	19,706	19,828
Other securities	3,369	3,392
Total	$1,012,162	$1,001,665
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2013	% of Total	December 31, 2012	% of Total
	(dollars in thousands)
Commercial business	$1,204,760	46.0%	$1,155,158	45.7%
Real estate:
One-to-four family residential	43,604	1.7%	43,922	1.7%
Commercial and multifamily residential	1,106,987	42.2%	1,061,201	42.0%
Total real estate	1,150,591	43.9%	1,105,123	43.7%
Real estate construction:
One-to-four family residential	52,946	2.0%	50,602	2.0%
Commercial and multifamily residential	67,213	2.6%	65,101	2.7%
Total real estate construction	120,159	4.6%	115,703	4.7%
Consumer	152,687	5.8%	157,493	6.2%
Subtotal	2,628,197	100.3%	2,533,477	100.3%
Less: Net unearned income	(6,985)	(0.3)%	(7,767)	(0.3)%
Total noncovered loans, net of unearned income	2,621,212	100.0%	2,525,710	100.0%
Less: Allowance for loan and lease losses	(51,119)		(52,244)
Noncovered loans, net	2,570,093		2,473,466
Covered loans, net of allowance of ($29,489) and ($30,056), respectively	363,213		391,337
Total loans, net	$2,933,306		$2,864,803
Loans held for sale	$888		$2,563
Total noncovered loans increased $95.5 million, or 4%, from year-end 2012. Growth was centered in the commercial business loan segment which increased $49.6 million. Growth in this segment was led by the healthcare industry. There was also strong broad based growth in the commercial and multifamily residential real estate loans. The growth in business and commercial real estate loans was partially offset by small reduction in consumer loans. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.
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
The following table is a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the three months ended March 31, 2013 and 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2013	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions	(38,124)	—	—	(38,124)
Accretion of loan discount	—	—	14,477	14,477
Changes in contractual and expected cash flows due to remeasurement	(1,118)	7,235	(7,149)	(1,032)
Reduction due to removals	(2,590)	144	774	(1,672)
Balance at March 31, 2013	$514,276	$(29,992)	$(158,786)	$325,498

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Principal reductions	(37,273)	—	—	(37,273)
Accretion of loan discount	—	—	27,658	27,658
Changes in contractual and expected cash flows due to remeasurement	(23,891)	17,363	(9,465)	(15,993)
Reduction due to removals	(5,217)	860	1,799	(2,558)
Balance at March 31, 2012	$769,175	$(73,094)	$(239,677)	$456,404
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 4 and Note 7 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.

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
The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	March 31, 2013	December 31, 2012
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$9,504	$9,299
Real estate:
One-to-four family residential	1,684	2,349
Commercial and multifamily residential	17,402	19,204
Total real estate	19,086	21,553
Real estate construction:
One-to-four family residential	3,034	4,900
Total real estate construction	3,034	4,900
Consumer	1,262	1,643
Total nonaccrual loans	32,886	37,395
Noncovered other real estate owned and other personal property owned	12,000	11,108
Total nonperforming noncovered assets	$44,886	$48,503

Total assets	$4,905,011	$4,906,335
Covered assets, net	377,024	407,648
Noncovered assets	4,527,987	4,498,687
At March 31, 2013, nonperforming noncovered assets were $44.9 million, compared to $48.5 million at December 31, 2012. The percent of nonperforming, noncovered assets to period-end noncovered assets at March 31, 2013 was 0.99% compared to 1.08% for December 31, 2012. Nonperforming noncovered assets decreased $3.6 million during the three months ended March 31, 2013 as a result of $3.6 million in loan payments, $2.1 million in loans returning to accrual status, $1.8 million in OREO and OPPO sales, $1.1 million in loan chargeoffs, partially offset by $5.0 million in new nonaccrual loans.

Other Real Estate Owned: During the three months ended March 31, 2013, noncovered OREO increased $1.2 million. The following table sets forth activity in noncovered OREO for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$10,676	$22,893
Transfers in, net of write-downs ($32 and $118, respectively)	2,709	3,803
OREO improvements	—	11
Additional OREO write-downs	(93)	(1,722)
Proceeds from sale of OREO property	(1,565)	(7,829)
Gain (loss) on sale of OREO, net	189	(412)
Total noncovered OREO, end of period	$11,916	$16,744
Other Personal Property Owned: During the three months ended March 31, 2013, noncovered OPPO declined $348 thousand as a result of sales.
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

The ALLL is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries and recapture of previous provision. While we believe the best information available is used by us to determine the ALLL, changes in market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.
In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 5 to the Consolidated Financial Statements presented elsewhere in this report.
At March 31, 2013, our allowance for loan and lease losses for noncovered loans was $51.1 million, or 1.95% of total noncovered loans (excluding loans held for sale) and 155% of nonperforming, noncovered loans. This compares with an allowance of $52.2 million, or 2.07% of total noncovered loans (excluding loans held for sale), and 140% of nonperforming, noncovered loans at December 31, 2012.
The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$52,244	$53,041
Charge-offs:
Commercial business	(1,314)	(2,359)
One-to-four family residential	(116)	(116)
Commercial and multifamily residential	(783)	(2,678)
One-to-four family residential construction	(133)	(204)
Consumer	(171)	(1,093)
Total charge-offs	(2,517)	(6,450)
Recoveries
Commercial business	113	658
One-to-four family residential	—	43
Commercial and multifamily residential	93	71
One-to-four family residential construction	2,139	47
Consumer	47	373
Total recoveries	2,392	1,192
Net charge-offs	(125)	(5,258)
Provision (recapture) for loan and lease losses	(1,000)	4,500
Ending balance	$51,119	$52,283
Total noncovered loans, net at end of period, excluding loans held of sale	$2,621,212	$2,371,818
Allowance for loan and lease losses to period-end noncovered loans	1.95%	2.20%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	—	130
Ending balance	$1,915	$1,665

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
At March 31, 2013, the FDIC loss-sharing asset was $83.1 million which was comprised of a $75.5 million FDIC indemnification asset and a $7.6 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$96,354	$175,071
Adjustments not reflected in income
Cash received from the FDIC	(3,119)	(14,804)
FDIC reimbursable losses, net	363	462
Adjustments reflected in income
Amortization, net	(9,779)	(13,873)
Loan impairment	784	12,548
Sale of other real estate	(1,346)	(2,067)
Write-downs of other real estate	52	1,629
Other	(194)	95
Balance at end of period	$83,115	$159,061

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) were relatively unchanged since year-end 2012 while certificates of deposit greater than $100,000 decreased $8.4 million, or approximately 4%, to $204.5 million from year-end 2012.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company also participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on certificates of deposit. Unlike traditional brokered deposits, the Company generally makes CDARS® available only to existing customers who desire additional deposit insurance coverage rather than as a means of generating additional liquidity. At March 31, 2013 CDARS® deposits and other brokered deposits were $45.4 million, or 1% of total deposits, compared to $26.7 million at year-end 2012. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$1,274,330	31.5%	$1,321,171	32.7%
Interest bearing demand	846,515	20.9%	870,821	21.5%
Money market	1,096,274	27.1%	1,043,459	25.8%
Savings	337,251	8.3%	314,371	7.8%
Certificates of deposit less than $100,000	242,204	6.0%	252,544	6.2%
Total core deposits	3,796,574	93.8%	3,802,366	94.0%
Certificates of deposit greater than $100,000	204,487	5.1%	212,924	5.3%
Certificates of deposit insured by CDARS®	26,093	0.6%	26,720	0.7%
Brokered money market accounts	19,330	0.5%	—	—%
Subtotal	4,046,484	100.0%	4,042,010	100.0%
Premium resulting from acquisition date fair value adjustment	55		75
Total deposits	$4,046,539		$4,042,085
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At March 31, 2013 and December 31, 2012, we had FHLB advances of $6.0 million, before acquisition date fair value adjustments.

We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2013 and December 31, 2012 we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2013, we had commitments to extend credit of $924.4 million compared to $908.5 million at December 31, 2012.
Capital Resources
Shareholders’ equity at March 31, 2013 was $769.7 million, a slight increase from $764.0 million at December 31, 2012. Shareholders’ equity was 16% of total period-end assets at both March 31, 2013 and December 31, 2012.
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
The Company and its subsidiary qualify as “well-capitalized” at March 31, 2013 and December 31, 2012.

	Company		Columbia Bank		Requirements
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	20.29%	20.62%	17.64%	17.87%	8.00%	10.00%
Tier 1 risk-based capital ratio	19.02%	19.35%	16.38%	16.60%	4.00%	6.00%
Leverage ratio	13.19%	12.78%	11.44%	11.07%	4.00%	5.00%
Stock Repurchase Program
In 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first three months of 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2013, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2012. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K.

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
On June 24, 2009, West Coast Trust, which as a result of our recent acquisition of West Coast Bancorp (“West Coast”) is now a subsidiary of the Company, was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215.6 million, the amount of the alleged loss to the estate. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and briefs have been filed. Appeals Court oral arguments were heard in November, 2012, and the Company has not yet received the Appeals Court decision. The Company believes the appeal and underlying petition are without merit.
On October 3, 2012, a class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah against West Coast, its directors, and the Company challenging the merger: Gary M. Klein v. West Coast Bancorp, et al., Case No. 1210-12431. The complaint names as defendants West Coast, all of the current members of West Coast's board of directors, and the Company. The complaint alleges that the West Coast directors breached their fiduciary duties to West Coast and West Coast shareholders by agreeing to the proposed merger at an unfair price. The complaint also alleges that the proposed merger is being driven by an unfair process, that the directors approved provisions in the merger agreement that constitute preclusive deal protection devices, that certain large shareholders of West Coast are using the merger as an opportunity to sell their illiquid holdings in West Coast, and that West Coast directors and officers will obtain personal benefits from the merger not shared equally by other West Coast shareholders. The complaint further alleges that West Coast and the Company aided and abetted the directors' alleged breaches of their fiduciary duties. Thereafter, a second lawsuit challenging the merger was filed in the Circuit Court of the State of Oregon for Clackamas County: Leoni v. West Coast Bancorp et al., Case No. CV12100728. The parties have previously stipulated to the consolidation of the two lawsuits for all purposes in the Circuit Court of the State of Oregon for Multnomah County, and the Company and West Coast have consented to the filing of an unopposed motion to consolidate both lawsuits and extending the time for defendants to file a responsive pleading until July 5, 2013.

While West Coast believes that the claims in both complaints are without merit, West Coast agreed, in order to avoid the expense and burden of continued litigation and pursuant to the terms of the proposed settlement, to make certain supplemental disclosures in the joint proxy statement/prospectus related to the merger. Accordingly, prior to the closing of the merger on April 1, 2013, West Coast and the other defendants in the two actions entered into a memorandum of understanding to settle both actions. Subject to completion of certain confirmatory discovery by plaintiffs' counsel, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to West Coast's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Circuit Court of the State of Oregon for Multnomah County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders before final approval of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Circuit Court of the State of Oregon for Multnomah County will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K, except for the following additional risk factor.
Significant legal actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.
We are from time to time subject to claims and proceedings related to our operations, which now include certain legal proceedings we assumed in connection with our recent acquisition of West Coast. Such claims and legal actions could involve large monetary claims, including civil money penalties or fines imposed by government authorities, and significant defense costs.  In that regard, we are currently involved in active assumed legal proceedings. If one or more of those legal proceedings is decided in a manner that is adverse to us it could have a material adverse effect on our business and/or results of operation.
To protect against financial exposure from such claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial uninsured legal action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could harm our business prospects.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

3.1+	Amended and Restated Articles of Incorporation

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith
*    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 6, 2013	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2013	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1+	Amended and Restated Articles of Incorporation

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith
*    Furnished herewith