Form 10-Q
period 2013-06-30
COLUMBIA BANKING SYSTEM INC
filed 2013-08-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 31, 2013 was 51,259,911.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2013	December 31, 2012
ASSETS			(in thousands)
Cash and due from banks			$154,407	$124,573
Interest-earning deposits with banks			38,302	389,353
Total cash and cash equivalents			192,709	513,926
Securities available for sale at fair value (amortized cost of $1,519,951 and $969,359, respectively)			1,507,900	1,001,665
Federal Home Loan Bank stock at cost			33,139	21,819
Loans held for sale			2,150	2,563
Loans, excluding covered loans, net of unearned income of ($86,062) and ($7,767), respectively			4,181,018	2,525,710
Less: allowance for loan and lease losses			51,698	52,244
Loans, excluding covered loans, net			4,129,320	2,473,466
Covered loans, net of allowance for loan losses of ($26,135) and ($30,056), respectively			338,661	391,337
Total loans, net			4,467,981	2,864,803
FDIC loss-sharing asset			67,374	96,354
Interest receivable			23,118	14,268
Premises and equipment, net			158,776	118,708
Other real estate owned ($12,854 and $16,311 covered by FDIC loss-share, respectively)			37,193	26,987
Goodwill			346,373	115,554
Other intangible assets, net			29,170	15,721
Other assets			204,582	113,967
Total assets			$7,070,465	$4,906,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$1,961,244	$1,321,171
Interest-bearing			3,786,617	2,720,914
Total deposits			5,747,861	4,042,085
Federal Home Loan Bank advances			179,680	6,644
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			87,250	68,598
Total liabilities			6,039,791	4,142,327
Commitments and contingent liabilities
Shareholders’ equity:
	June 30, 2013	December 31, 2012
Preferred stock (no par value)
Authorized shares	2,000	—
Issued and outstanding	9	—	2,217	—
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	51,237	39,686	857,615	581,471
Retained earnings			180,052	162,388
Accumulated other comprehensive income (loss)			(9,210)	20,149
Total shareholders’ equity			1,030,674	764,008
Total liabilities and shareholders’ equity			$7,070,465	$4,906,335
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands except per share amounts)
Interest Income
Loans	$74,837	$54,498	$122,865	$116,275
Taxable securities	4,890	4,951	9,124	10,196
Tax-exempt securities	2,508	2,495	4,806	5,020
Federal funds sold and deposits in banks	33	170	234	335
Total interest income	82,268	62,114	137,029	131,826
Interest Expense
Deposits	1,054	1,561	2,143	3,340
Federal Home Loan Bank advances	(699)	734	(628)	1,484
Prepayment charge on Federal Home Loan Bank advances	1,548	—	1,548	—
Other borrowings	376	118	495	238
Total interest expense	2,279	2,413	3,558	5,062
Net Interest Income	79,989	59,701	133,471	126,764
Provision for loan and lease losses	2,000	3,750	1,000	8,250
Provision (recapture) for losses on covered loans	(1,712)	11,688	(732)	27,373
Net interest income after provision (recapture) for loan and lease losses	79,701	44,263	133,203	91,141
Noninterest Income
Service charges and other fees	13,560	7,436	21,154	14,613
Merchant services fees	2,013	2,095	3,864	4,113
Investment securities gains, net	92	—	462	62
Bank owned life insurance	1,008	719	1,706	1,430
Change in FDIC loss-sharing asset	(13,137)	(168)	(23,620)	(1,836)
Other	3,272	1,746	4,900	3,020
Total noninterest income	6,808	11,828	8,466	21,402
Noninterest Expense
Compensation and employee benefits	35,657	20,966	57,310	42,961
Occupancy	7,543	5,091	12,296	10,424
Merchant processing	852	930	1,709	1,803
Advertising and promotion	1,160	1,119	2,030	2,001
Data processing and communications	3,638	2,551	6,218	4,764
Legal and professional fees	5,504	1,829	7,554	3,438
Taxes, licenses and fees	1,204	1,115	2,591	2,470
Regulatory premiums	1,177	925	2,034	1,785
Net cost (benefit) of operation of other real estate owned	(2,828)	(377)	(5,329)	533
Amortization of intangibles	1,693	1,119	2,722	2,269
FDIC clawback liability expense (recovery)	199	(208)	430	(234)
Other	8,705	4,765	12,988	11,963
Total noninterest expense	64,504	39,825	102,553	84,177
Income before income taxes	22,005	16,266	39,116	28,366
Income tax provision	7,414	4,367	12,349	7,565
Net Income	$14,591	$11,899	$26,767	$20,801
Earnings per common share
Basic	$0.28	$0.30	$0.59	$0.52
Diluted	$0.28	$0.30	$0.58	$0.52
Dividends paid per common share	$0.10	$0.22	$0.20	$0.59
Weighted average number of common shares outstanding	50,788	39,260	45,099	39,228
Weighted average number of diluted common shares outstanding	52,125	39,308	45,758	39,306

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
Net income as reported	$14,591	$11,899
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $14,116 and ($840)	(25,930)	2,370
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $33 and $0	(59)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(25,989)	2,370
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($32) and ($17)	60	3
Pension plan liability adjustment, net	60	3
Total comprehensive income (loss)	$(11,338)	$14,272

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Net income as reported	$26,767	$20,801
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($15,473) and $87	(28,423)	725
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $163 and $23	(299)	(39)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(28,722)	686
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $412 and $0	(756)	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($65) and ($24)	119	16
Pension plan liability adjustment, net	(637)	16
Total comprehensive income (loss)	$(2,592)	$21,503
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2012	—	$—	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	—	—	20,801	—	20,801
Other comprehensive income	—	—	—	—	—	702	702
Issuance of common stock - stock option and other plans	—	—	19	314	—	—	314
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	130	908	—	—	908
Cash dividends paid on common stock	—	—	—	—	(23,351)	—	(23,351)
Balance at June 30, 2012	—	$—	39,655	$580,358	$152,519	$25,835	$758,712
Balance at January 1, 2013	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	26,767	—	26,767
Other comprehensive loss	—	—	—	—	—	(29,359)	(29,359)
Issuance of preferred stock, common stock and warrants	9	2,217	11,380	273,964	—	—	276,181
Activity in deferred compensation plan	—	—	—	517	—	—	517
Issuance of common stock - stock option and other plans	—	—	43	774	—	—	774
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	144	1,280	—	—	1,280
Purchase and retirement of common stock	—	—	(16)	(391)	—	—	(391)
Preferred dividends	—	—	—	—	(10)	—	(10)
Cash dividends paid on common stock	—	—	—	—	(9,093)	—	(9,093)
Balance at June 30, 2013	9	$2,217	51,237	$857,615	$180,052	$(9,210)	$1,030,674

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities
Net Income	$26,767	$20,801
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses on noncovered and covered loans	268	35,623
Stock-based compensation expense	1,280	908
Depreciation, amortization and accretion	22,527	30,478
Investment securities gain, net	(462)	(62)
Net realized gain on sale of other assets	(73)	(41)
Net realized gain on sale of other real estate owned	(6,291)	(6,277)
Write-down on other real estate owned	664	5,812
Net change in:
Loans held for sale	413	60
Interest receivable	(8,850)	(273)
Interest payable	(12)	(275)
Other assets	6,285	(7,424)
Other liabilities	(12,662)	(4,945)
Net cash provided by operating activities	29,854	74,385
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(194,322)	(63,362)
Purchases of:
Securities available for sale	(162,018)	(87,346)
Premises and equipment	(8,071)	(11,630)
Proceeds from:
FDIC reimbursement on loss-sharing asset	6,387	34,313
Sales of securities available for sale	166,881	3,845
Principal repayments and maturities of securities available for sale	167,736	108,517
Sales of other assets	806	9
Sales of covered other real estate owned	13,814	18,381
Sales of other real estate and other personal property owned	6,076	11,899
Capital improvements on other real estate properties	—	(11)
Acquisition of intangible assets	(913)	—
Net cash paid in acquisition	(154,170)	—
Other investing activities	(1,026)	—
Net cash (used in) provided by investing activities	(158,820)	14,615
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(177,631)	15,288
Proceeds from:
Federal Home Loan Bank advances	756,100	—
Federal Reserve Bank borrowings	50	—
Exercise of stock options	774	314
Payments for:
Repayment of Federal Home Loan Bank advances	(711,000)	(5,727)
Repayment of Federal Reserve Bank borrowings	(50)	—
Common stock dividends	(9,093)	(23,351)
Preferred stock dividends	(10)	—
Repayment of long-term subordinated debt	(51,000)	—
Purchase and retirement of common stock	(391)	—
Net cash used in financing activities	(192,251)	(13,476)
Increase (Decrease) in cash and cash equivalents	(321,217)	75,524
Cash and cash equivalents at beginning of period	513,926	294,289
Cash and cash equivalents at end of period	$192,709	$369,813
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$2,155	$5,337
Cash paid for income tax	$9,589	$—
Non-cash investing and financing activities
Assets acquired in business combinations	$2,523,842	$—
Liabilities assumed in business combinations	$2,093,491	$—
Loans transferred to other real estate owned	$9,307	$11,789
Share-based consideration issued for acquisitions	$276,181	$—
See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”), and West Coast Trust. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be anticipated for the year ending December 31, 2013. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K.
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

2.	Accounting Pronouncements Recently Issued
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The Update clarifies when it is appropriate for an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however, retrospective application is also permitted. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company adopted the ASU 2013-02 reporting requirements during the interim reporting period beginning on January 1, 2013 with no impact to the Company's financial condition or results of operations. See Note 12 to the Consolidated Financial Statements of this report for new disclosures related to accumulated other comprehensive income.
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and there is a subsequent change in the amount of cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitations of the Loss-Sharing Agreement ("LSA"). For amortization of changes in value, the reporting entity should use the term of the indemnification agreement if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the ASU as of January 1, 2013. As a result of the adoption of the ASU, an additional $5.7 million of indemnification asset amortization was recorded during the six months ending June 30, 2013, resulting in a reduction of $3.7 million in net income and $0.08 in earnings per share.

3.	Business Combinations
West Coast Bancorp
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp ("West Coast"). The Company acquired 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company's geographic footprint consistent with its ongoing growth strategy.
 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2013 acquisition date.  Initial accounting for deferred taxes, the mortgage repurchase liability and payment system intangible were incomplete as of June 30, 2013. The amounts currently recognized in the financial statements have been determined provisionally as the completion of a fair value analysis for these items is still in progress.
The application of the acquisition method of accounting resulted in the recognition of goodwill of $230.8 million and a core deposit intangible of $15.3 million, or 0.89% of core deposits. The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

April 1, 2013
(in thousands)

Purchase price as of April 1, 2013	$540,791
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$110,440
Investment securities	730,842
Federal Home Loan Bank stock	11,824
Acquired loans	1,407,798
Premises and equipment	35,884
Other real estate owned	14,708
Core deposit intangible	15,257
Other assets	76,710
Deposits	(1,883,407)
Federal Home Loan Bank advances	(128,885)
Junior subordinated debentures	(51,000)
Other liabilities	(30,199)
Total fair value of identifiable net assets	309,972
Goodwill	$230,819
See Note 9, Goodwill and other intangible assets, for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to June 30, 2013. Disclosure of the amount of West Coast's revenue and net income (excluding integration costs) included in Columbia's consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.
The following table presents certain unaudited pro forma information for illustrative purposes only, for the six month periods ended June 30, 2013 and 2012 as if West Coast had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of West Coast with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred on January 1, 2012. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investments securities been recorded at fair value as of January 1, 2012. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts will differ from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Six Months Ended June 30,
	2013	2012
	(in thousands)
Total revenues (net interest income plus noninterest income)	$177,970	$217,964
Net income	$43,256	$36,809
Earnings per share - basic	$0.85	$0.71
Earnings per share - diluted	$0.83	$0.71
In connection with the West Coast acquisition, Columbia recognized $10.0 million of acquisition-related expenses for the six month period ended June 30, 2013. The acquisition-related expenses were excluded from the table above.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$815,604	$10,798	$(18,127)	$808,275
State and municipal securities	338,554	10,885	(5,618)	343,821
U.S. government agency and government-sponsored enterprise securities	339,447	373	(9,526)	330,294
U.S. government securities	21,067	—	(708)	20,359
Other securities	5,279	18	(146)	5,151
Total	$1,519,951	$22,074	$(34,125)	$1,507,900
December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$561,076	$16,719	$(5,426)	$572,369
State and municipal securities	265,070	20,893	(388)	285,575
U.S. government agency and government-sponsored enterprise securities	120,085	851	(435)	120,501
U.S. government securities	19,804	39	(15)	19,828
Other securities	3,324	104	(36)	3,392
Total	$969,359	$38,606	$(6,300)	$1,001,665

The scheduled contractual maturities of investment securities available for sale at June 30, 2013 are presented as follows:

	June 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$17,562	$17,827
Due after one year through five years	268,332	267,579
Due after five years through ten years	444,103	436,192
Due after ten years	784,675	781,150
Other securities with no stated maturity	5,279	5,152
Total investment securities available-for-sale	$1,519,951	$1,507,900
The following table summarizes, as of June 30, 2013, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
To Washington and Oregon State to secure public deposits	$329,101
To Federal Reserve Bank to secure borrowings	44,113
Other securities pledged	46,173
Total securities pledged as collateral	$419,387
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$487,032	$(17,773)	$10,156	$(354)	$497,188	$(18,127)
State and municipal securities	133,440	(5,570)	806	(48)	134,246	(5,618)
U.S. government agency and government-sponsored enterprise securities	292,729	(9,526)	—	—	292,729	(9,526)
U.S. government securities	20,358	(708)	—	—	20,358	(708)
Other securities	2,297	(13)	2,822	(133)	5,119	(146)
Total	$935,856	$(33,590)	$13,784	$(535)	$949,640	$(34,125)

December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$167,739	$(5,090)	$12,204	$(336)	$179,943	$(5,426)
State and municipal securities	20,413	(383)	210	(5)	20,623	(388)
U.S. government agency and government-sponsored enterprise securities	56,600	(435)	—	—	56,600	(435)
U.S. government securities	9,914	(15)	—	—	9,914	(15)
Other securities	—	—	964	(36)	964	(36)
Total	$254,666	$(5,923)	$13,378	$(377)	$268,044	$(6,300)

At June 30, 2013, there were 76 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.
At June 30, 2013, there were 152 state and municipal government securities in an unrealized loss position, of which two were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2013, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.
At June 30, 2013, there were 30 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.
At June 30, 2013, there were five U.S. government securities in an unrealized loss position, none of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013.
At June 30, 2013, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund, was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-sharing agreements.

The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	June 30, 2013	December 31, 2012
Noncovered loans:	(in thousands)
Commercial business	$1,587,572	$1,155,158
Real estate:
One-to-four family residential	97,974	43,922
Commercial and multifamily residential	2,038,278	1,061,201
Total real estate	2,136,252	1,105,123
Real estate construction:
One-to-four family residential	53,173	50,602
Commercial and multifamily residential	110,226	65,101
Total real estate construction	163,399	115,703
Consumer	379,858	157,493
Less: Net unearned income	(86,063)	(7,767)
Total noncovered loans, net of unearned income	4,181,018	2,525,710
Less: Allowance for loan and lease losses	(51,698)	(52,244)
Total noncovered loans, net	$4,129,320	$2,473,466
Loans held for sale	$2,150	$2,563
At June 30, 2013 and December 31, 2012, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $14.2 million at June 30, 2013 and December 31, 2012. During the first six months of 2013, advances and repayments on related party loans totaled $1.3 million.
At June 30, 2013 and December 31, 2012, $564.1 million and $443.4 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings and additional borrowing capacity. The Company has also pledged $47.9 million and $13.8 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at June 30, 2013 and December 31, 2012, respectively.
The following is an analysis of noncovered, nonaccrual loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$14,386	$37,620	$9,037	$17,821
Unsecured	263	6,279	262	262
Real estate:
One-to-four family residential	3,805	6,740	2,349	2,672
Commercial & multifamily residential
Commercial land	3,116	6,503	4,076	7,491
Income property	8,546	11,898	8,520	10,815
Owner occupied	5,383	8,380	6,608	7,741
Real estate construction:
One-to-four family residential
Land and acquisition	3,830	8,382	3,084	6,704
Residential construction	923	5,858	1,816	2,431
Consumer	3,358	17,456	1,643	1,940
Total	$43,610	$109,116	$37,395	$57,877

 The following is an aging of the recorded investment of the noncovered loan portfolio as of June 30, 2013 and December 31, 2012:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,472,621	$10,265	$2,094	$12,359	$14,386	$1,499,366
Unsecured	75,496	3,198	44	3,242	263	79,001
Real estate:
One-to-four family residential	89,103	2,115	31	2,146	3,805	95,054
Commercial & multifamily residential
Commercial land	130,559	—	—	—	3,116	133,675
Income property	1,126,753	2,372	68	2,440	8,546	1,137,739
Owner occupied	724,178	947	133	1,080	5,383	730,641
Real estate construction:
One-to-four family residential
Land and acquisition	16,420	—	—	—	3,830	20,250
Residential construction	30,913	320	—	320	923	32,156
Commercial & multifamily residential
Income property	71,194	—	—	—	—	71,194
Owner occupied	37,134	598	—	598	—	37,732
Consumer	339,145	1,375	332	1,707	3,358	344,210
Total	$4,113,516	$21,190	$2,702	$23,892	$43,610	$4,181,018

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,091,770	$4,259	$1,485	$5,744	$9,037	$1,106,551
Unsecured	44,817	252	12	264	262	45,343
Real estate:
One-to-four family residential	41,508	193	142	335	2,349	44,192
Commercial & multifamily residential
Commercial land	42,818	311	122	433	4,076	47,327
Income property	603,339	2,726	227	2,953	8,520	614,812
Owner occupied	387,525	1,040	—	1,040	6,608	395,173
Real estate construction:
One-to-four family residential
Land and acquisition	15,412	—	—	—	3,084	18,496
Residential construction	29,848	—	—	—	1,816	31,664
Commercial & multifamily residential
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	155,207	387	362	749	1,643	157,599
Total	$2,476,797	$9,168	$2,350	$11,518	$37,395	$2,525,710

The following is an analysis of impaired loans as of June 30, 2013 and December 31, 2012:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,491,377	$7,989	$665	$853	$242	$7,324	$11,139
Unsecured	78,950	51	51	7,355	51	—	—
Real estate:
One-to-four family residential	93,522	1,532	337	360	105	1,195	1,336
Commercial & multifamily residential
Commercial land	131,330	2,345	2,105	5,145	262	240	507
Income property	1,126,047	11,692	1,252	1,257	76	10,440	14,310
Owner occupied	721,104	9,537	604	602	30	8,933	12,037
Real estate construction:
One-to-four family residential
Land and acquisition	16,968	3,282	116	115	73	3,166	4,858
Residential construction	32,156	—	—	—	—	—	—
Commercial & multifamily residential
Income property	71,194	—	—	—	—	—	—
Owner occupied	37,732	—	—	—	—	—	—
Consumer	343,486	724	—	—	—	724	723
Total	$4,143,866	$37,152	$5,130	$15,687	$839	$32,022	$44,910

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,101,689	$4,862	$690	$1,994	$113	$4,172	$6,769
Unsecured	45,251	92	92	92	92	—	—
Real estate:
One-to-four family residential	42,103	2,089	345	364	112	1,744	1,902
Commercial & multifamily residential
Commercial land	44,672	2,655	—	—	—	2,655	5,727
Income property	606,656	8,156	2,670	2,727	1,040	5,486	7,860
Owner occupied	383,269	11,904	608	610	38	11,296	14,642
Real estate construction:
One-to-four family residential
Land and acquisition	15,677	2,819	—	—	—	2,819	4,813
Residential construction	29,707	1,957	—	—	—	1,957	2,570
Commercial & multifamily residential
Income property	28,342	—	—	—	—	—	—
Owner occupied	36,211	—	—	—	—	—	—
Consumer	157,472	127	—	—	—	127	127
Total	$2,491,049	$34,661	$4,405	$5,787	$1,395	$30,256	$44,410

The following table provides additional information on impaired loans for the three and six month periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$6,481	$4	$11,331	$37	$5,941	$8	$10,516	$88
Unsecured	68	1	138	2	76	1	124	3
Real estate:
One-to-four family residential	1,538	27	2,053	5	1,722	31	2,195	9
Commercial & multifamily residential
Commercial land	2,559	—	3,045	—	2,591	—	3,297	—
Income property	10,478	133	9,207	(29)	9,704	161	8,348	9
Owner occupied	10,437	230	13,956	215	10,926	510	14,159	518
Real estate construction:
One-to-four family residential
Land and acquisition	2,931	1	4,649	16	2,894	3	5,562	16
Residential construction	72	—	3,121	7	701	—	3,775	16
Commercial & multifamily residential
Income property	—	—	4,388	—	—	—	5,281	—
Owner occupied	—	—	—	—	—	—	—	—
Consumer	425	2	1,049	10	326	3	1,464	22
Total	$34,989	$398	$52,937	$263	$34,881	$717	$54,721	$681

There were no Troubled Debt Restructurings ("TDR") during the six months ended June 30, 2012. The following is an analysis of loans classified as TDR during the three and six months ended June 30, 2013:

	Three months ended June 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	1	$343	$343
Commercial and multifamily residential:
Commercial land	1	137	137
Income property	3	943	943
Owner occupied	1	172	172
Total	6	$1,595	$1,595

	Six months ended June 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	1	$343	$343
Commercial and multifamily residential:
Commercial land	1	137	137
Income property	3	943	943
Owner occupied	1	172	172
Real estate construction:
One-to-four family residential:
Land and acquisition	1	117	117
Total	7	$1,712	$1,712
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $1.7 million and $236 thousand of additional funds on loans classified as TDR as of June 30, 2013 and December 31, 2012, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the six months ended June 30, 2013.

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
During the current quarter, no allowance was established for the acquired West Coast loan portfolio under the methodology described above. Management's judgment was that acquisition accounting adjustments, which included a net loan discount of $88.8 million, adequately addressed the estimated losses in those acquired loans at June 30, 2013.
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
We have used the same methodology for ALLL calculations during the six months ended June 30, 2013 and 2012. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three and six months ended June 30, 2013 and 2012:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$26,871	$(856)	$312	$4,245	$30,572	$242	$30,330
Unsecured	750	(105)	40	136	821	51	770
Real estate:
One-to-four family residential	657	(28)	141	(98)	672	105	567
Commercial & multifamily residential
Commercial land	433	(11)	17	252	691	262	429
Income property	9,411	(35)	27	292	9,695	76	9,619
Owner occupied	5,458	(568)	40	(415)	4,515	30	4,485
Real estate construction:
One-to-four family residential
Land and acquisition	990	—	35	(256)	769	73	696
Residential construction	538	—	14	(348)	204	—	204
Commercial & multifamily residential
Income property	382	—	—	(141)	241	—	241
Owner occupied	108	—	—	(28)	80	—	80
Consumer	2,364	(638)	194	535	2,455	—	2,455
Unallocated	3,157	—	—	(2,174)	983	—	983
Total	$51,119	$(2,241)	$820	$2,000	$51,698	$839	$50,859
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$27,270	$(1,844)	$392	$4,754	$30,572	$242	$30,330
Unsecured	753	(431)	73	426	821	51	770
Real estate:
One-to-four family residential	694	(144)	141	(19)	672	105	567
Commercial & multifamily residential
Commercial land	460	(11)	27	215	691	262	429
Income property	11,033	(818)	106	(626)	9,695	76	9,619
Owner occupied	6,362	(568)	44	(1,323)	4,515	30	4,485
Real estate construction:
One-to-four family residential
Land and acquisition	1,171	(32)	2,174	(2,544)	769	73	696
Residential construction	635	(101)	14	(344)	204	—	204
Commercial & multifamily residential
Income property	316	—	—	(75)	241	—	241
Owner occupied	102	—	—	(22)	80	—	80
Consumer	2,437	(809)	241	586	2,455	—	2,455
Unallocated	1,011	—	—	(28)	983	—	983
Total	$52,244	$(4,758)	$3,212	$1,000	$51,698	$839	$50,859

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$25,542	$(2,028)	$375	$2,616	$26,505	$3,528	$22,977
Unsecured	786	(16)	3	(1)	772	136	636
Real estate:
One-to-four family residential	689	(334)	2	316	673	90	583
Commercial & multifamily residential
Commercial land	693	(77)	—	(346)	270	—	270
Income property	10,249	(1,515)	336	(344)	8,726	49	8,677
Owner occupied	8,555	(247)	486	243	9,037	—	9,037
Real estate construction:
One-to-four family residential
Land and acquisition	1,671	(298)	376	(98)	1,651	—	1,651
Residential construction	1,002	(599)	79	715	1,197	18	1,179
Commercial & multifamily residential
Income property	223	(93)	1	624	755	443	312
Owner occupied	44	—	—	24	68	—	68
Consumer	2,129	(374)	86	208	2,049	1	2,048
Unallocated	700	—	—	(207)	493	—	493
Total	$52,283	$(5,581)	$1,744	$3,750	$52,196	$4,265	$47,931
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$24,745	$(4,382)	$989	$5,153	$26,505	$3,528	$22,977
Unsecured	689	(21)	47	57	772	136	636
Real estate:
One-to-four family residential	654	(449)	45	423	673	90	583
Commercial & multifamily residential
Commercial land	488	(382)	—	164	270	—	270
Income property	9,551	(3,522)	354	2,343	8,726	49	8,677
Owner occupied	9,606	(612)	538	(495)	9,037	—	9,037
Real estate construction:
One-to-four family residential
Land and acquisition	2,331	(503)	423	(600)	1,651	—	1,651
Residential construction	864	(599)	79	853	1,197	18	1,179
Commercial & multifamily residential
Income property	665	(93)	1	182	755	443	312
Owner occupied	35	—	—	33	68	—	68
Consumer	2,719	(1,467)	459	338	2,049	1	2,048
Unallocated	694	—	—	(201)	493	—	493
Total	$53,041	$(12,030)	$2,935	$8,250	$52,196	$4,265	$47,931

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$1,915	$1,665	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	550	—	550	130
Balance at end of period	$2,465	$1,665	$2,465	$1,665
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
Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company's credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our allowance for loan and lease losses analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Substandard loans reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful loans have a high probability of loss, however, the amount of loss has not yet been determined. Loss loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our noncovered loan portfolio as of June 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,387,963	$23,822	$87,581	$—	$—	$1,499,366
Unsecured	78,771	—	228	—	2	79,001
Real estate:
One-to-four family residential	89,629	—	5,425	—	—	95,054
Commercial and multifamily residential:
Commercial land	129,069	115	4,491	—	—	133,675
Income property	1,094,149	3,994	39,446	—	150	1,137,739
Owner occupied	701,432	8,299	20,910	—	—	730,641
Real estate construction:
One-to-four family residential:
Land and acquisition	14,741	504	5,005	—	—	20,250
Residential construction	29,690	1,118	1,348	—	—	32,156
Commercial and multifamily residential:
Income property	71,194	—	—	—	—	71,194
Owner occupied	37,732	—	—	—	—	37,732
Consumer	338,003	27	6,180	—	—	344,210
Total	$3,972,373	$37,879	$170,614	$—	$152	4,181,018
Less:
Allowance for loan and lease losses						51,698
Noncovered loans, net						$4,129,320

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,011,722	$29,222	$65,607	$—	$—	$1,106,551
Unsecured	44,788	26	529	—	—	45,343
Real estate:
One-to-four family residential	40,346	406	3,440	—	—	44,192
Commercial and multifamily residential:
Commercial land	43,401	—	3,926	—	—	47,327
Income property	581,671	3,688	29,453	—	—	614,812
Owner occupied	357,063	1,848	36,262	—	—	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	12,741	1,351	4,404	—	—	18,496
Residential construction	28,705	1,142	1,817	—	—	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	151,049	75	6,475	—	—	157,599
Total	$2,336,039	$37,758	$151,913	$—	$—	2,525,710
Less:
Allowance for loan and lease losses						52,244
Noncovered loans, net						$2,473,466

7.	Changes in Noncovered Other Real Estate Owned ("OREO")
The following tables set forth activity in noncovered OREO for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$11,916	$16,744	$10,676	$22,893
Established through acquisitions	14,708	—	14,708	—
Transfers in, net of write-downs ($11, $0, $43 and $118, respectively)	2,067	2,585	4,777	6,388
OREO improvements	—	—	—	11
Additional OREO write-downs	(477)	(2,052)	(570)	(3,774)
Proceeds from sale of OREO property	(4,057)	(4,069)	(5,622)	(11,899)
Gain on sale of OREO, net	182	717	370	306
Total noncovered OREO at end of period	$24,339	$13,925	$24,339	$13,925
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of June 30, 2013, the net present value of the Bank’s estimated clawback liability is $4.0 million, which is included in other liabilities on the consolidated balance sheets.

The following is an analysis of our covered loans, net of related allowance for losses as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Covered loans:	(dollars in thousands)
Commercial business	$102,419	$125,373
Real estate:
One-to-four family residential	47,256	57,150
Commercial and multifamily residential	204,267	233,106
Total real estate	251,523	290,256
Real estate construction:
One-to-four family residential	18,433	25,398
Commercial and multifamily residential	11,702	15,251
Total real estate construction	30,135	40,649
Consumer	39,981	44,516
Subtotal of covered loans	424,058	500,794
Less:
Valuation discount resulting from acquisition accounting	59,262	79,401
Allowance for loan losses	26,135	30,056
Covered loans, net of allowance for loan losses	$338,661	$391,337
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

The following table shows the changes in accretable yield for acquired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$158,786	$239,677	$166,888	$259,669
Accretion	(13,520)	(21,817)	(27,997)	(49,474)
Disposals	(1,998)	(3,273)	5,151	(5,072)
Reclassifications from nonaccretable difference	(2,757)	(526)	(3,531)	8,938
Balance at end of period	$140,511	$214,061	$140,511	$214,061
During the six months ended June 30, 2013, the Company recorded a provision recapture for losses on covered loans of $732 thousand. Of this amount, $182 thousand was impairment recapture calculated in accordance with ASC 310-30 and $550 thousand was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $732 thousand of provision expense for covered loans was partially offset through noninterest income by a $585 thousand decrease in the FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$29,489	$20,504	$30,056	$4,944
Loans charged off	(2,642)	(1,035)	(5,024)	(1,597)
Recoveries	1,000	627	1,835	1,064
Provision (recovery) for loan losses	(1,712)	11,688	(732)	27,373
Balance at end of period	$26,135	$31,784	$26,135	$31,784

The following is an analysis of the credit quality of our covered loan portfolio as of June 30, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$67,773	$1,880	$28,529	$—	$—	$98,182
Unsecured	3,736	396	105	—	—	4,237
Real estate:
One-to-four family residential	37,786	1,607	7,863	—	—	47,256
Commercial and multifamily residential:
Commercial land	14,722	—	9,341	—	—	24,063
Income property	73,940	1,538	15,983	—	—	91,461
Owner occupied	72,372	939	15,432	—	—	88,743
Real estate construction:
One-to-four family residential:
Land and acquisition	4,813	2,777	3,430	—	481	11,501
Residential construction	2,598	165	4,169	—	—	6,932
Commercial and multifamily residential:
Income property	3,890	—	6,369	—	—	10,259
Owner occupied	1,090	—	353	—	—	1,443
Consumer	35,637	187	4,130	27	—	39,981
Total	$318,357	$9,489	$95,704	$27	$481	424,058
Less:
Valuation discount resulting from acquisition accounting						59,262
Allowance for loan losses						26,135
Covered loans, net						$338,661

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Covered loans:
Commercial business:
Secured	$71,621	$1,823	$45,150	$—	$—	$118,594
Unsecured	4,988	—	1,791	—	—	6,779
Real estate:
One-to-four family residential	44,782	1,344	11,024	—	—	57,150
Commercial and multifamily residential:
Commercial land	16,336	—	10,292	—	—	26,628
Income property	81,205	864	23,315	—	—	105,384
Owner occupied	82,222	3,318	15,554	—	—	101,094
Real estate construction:
One-to-four family residential:
Land and acquisition	4,817	3,273	5,743	—	—	13,833
Residential construction	6,050	—	5,515	—	—	11,565
Commercial and multifamily residential:
Income property	4,419	—	7,901	—	—	12,320
Owner occupied	1,107	—	1,824	—	—	2,931
Consumer	38,973	381	5,162	—	—	44,516
Total	$356,520	$11,003	$133,271	$—	$—	500,794
Less:
Valuation discount resulting from acquisition accounting						79,401
Allowance for loan losses						30,056
Covered loans, net						$391,337

The following table sets forth activity in covered OREO at carrying value for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Covered OREO:
Balance at beginning of period	$13,811	$24,430	$16,311	$28,126
Transfers in	3,125	2,933	4,530	5,401
Additional OREO write-downs	(29)	(533)	(94)	(2,038)
Proceeds from sale of OREO property	(7,376)	(10,356)	(13,814)	(18,381)
Net gain on sale of OREO	3,323	2,605	5,921	5,971
Total covered OREO at end of period	$12,854	$19,079	$12,854	$19,079
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At June 30, 2013, the FDIC loss-sharing asset is comprised of a $62.6 million FDIC indemnification asset and a $4.8 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$83,115	$159,061	$96,354	$175,071
Adjustments not reflected in income
Cash received from the FDIC	(3,268)	(19,508)	(6,387)	(34,313)
FDIC reimbursable losses, net	664	618	1,027	1,081
Adjustments reflected in income
Amortization, net	(9,801)	(9,851)	(19,580)	(23,725)
Loan impairment (recapture)	(1,370)	9,350	(585)	21,898
Sale of other real estate	(2,251)	(1,498)	(3,597)	(3,565)
Write-downs of other real estate	102	1,732	154	3,362
Other	183	99	(12)	194
Balance at end of period	$67,374	$140,003	$67,374	$140,003

9.	Goodwill and Other Intangible Assets
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
The following table sets forth activity for goodwill and other intangible assets for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Goodwill
Goodwill at beginning of period	$115,554	$115,554	$115,554	$115,554
Established through acquisitions	230,819	—	230,819	—
Goodwill at end of period	346,373	115,554	346,373	115,554
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	32,441	32,441	32,441	32,441
Accumulated amortization at beginning of period	(17,748)	(13,425)	(16,720)	(12,275)
Core deposit intangible, net at beginning of period	14,693	19,016	15,721	20,166
Established through acquisitions	15,257	—	15,257	—
CDI current period amortization	(1,693)	(1,120)	(2,721)	(2,270)
Total core deposit intangible, net at end of period	28,257	17,896	28,257	17,896
Intangible assets not subject to amortization	913	—	913	—
Other intangible assets, net at end of period	29,170	17,896	29,170	17,896
Total goodwill and other intangible assets at end of period	$375,543	$133,450	$375,543	$133,450
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2013 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2013	$3,324
2014	5,963
2015	4,934
2016	4,195
2017	3,361

10.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2013 and December 31, 2012 was $150.4 million and $177.0 million, respectively. There was no impact to the statement of operations for the three or six month periods ending June 30, 2013 and 2012.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$10,043	Other assets	$14,921	Other liabilities	$10,043	Other liabilities	$14,921

11.	Shareholders’ Equity
Preferred Stock. In conjunction with the acquisition of West Coast, the Company issued 8,782 shares of mandatorily convertible cumulative participating preferred stock, Series B. The Series B Preferred Stock is not subject to the operation of a sinking fund. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Company declares and pays a dividend to its common shareholders, it must declare and pay to its holders of Series B Preferred Stock, on the same date, a dividend in an amount per share of the Series B Preferred Stock that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into Common Stock as of that date. The outstanding shares of Series B Preferred Stock are convertible into 102,363 shares of Company Common Stock.
Dividends. On January 24, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on February 20, 2013 to shareholders of record at the close of business February 6, 2013. On April 24, 2013, the Company declared a quarterly cash dividend of $0.10 per common share, and common share equivalent for holders of preferred stock, payable on May 22, 2013 to shareholders of record at the close of business May 8, 2013. Subsequent to quarter end, on July 25, 2013 the Company declared a quarterly cash dividend of $0.10 per share, and common share equivalent for holders of preferred stock, payable on August 21, 2013 to shareholders of record at the close of business August 7, 2013. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended June 30, 2013	(in thousands)
Beginning balance	$18,185	$(1,466)	$16,719
Other comprehensive loss before reclassifications	(25,930)	—	(25,930)
Amounts reclassified from accumulated other comprehensive income (2)	(59)	60	1
Net current-period other comprehensive loss	(25,989)	60	(25,929)
Ending balance	$(7,804)	$(1,406)	$(9,210)
Six months ended June 30, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(28,423)	(756)	(29,179)
Amounts reclassified from accumulated other comprehensive income (2)	(299)	119	(180)
Net current-period other comprehensive loss	(28,722)	(637)	(29,359)
Ending balance	$(7,804)	$(1,406)	$(9,210)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the three and six month periods ended June 30, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected line Item in the Consolidated Statement of Income
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in thousands)
Unrealized gains and losses on available-for-sale securities
	$92	$462	Investment securities gains, net
	92	462	Total before tax
	(33)	(163)	Income tax provision
	$59	$299	Net of tax

Amortization of pension plan liability
Actuarial losses	$(92)	$(184)	Compensation and employee benefits
	(92)	(184)	Total before tax
	32	65	Income tax benefit
	$(60)	$(119)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2013	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$808,275	$—	$808,275	$—
State and municipal debt securities	343,821	—	343,821	—
U.S. government agency and government-sponsored enterprise securities	330,294	—	330,294	—
U.S. government securities	20,359	20,359	—	—
Other securities	5,151	—	5,151	—
Total securities available for sale	$1,507,900	$20,359	$1,487,541	$—
Other assets (Interest rate contracts)	$10,043	$—	$10,043	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,043	$—	$10,043	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2012	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$572,369	$—	$572,369	$—
State and municipal debt securities	285,575	—	285,575	—
U.S. government agency and government-sponsored enterprise securities	120,501	—	120,501	—
U.S. government securities	19,828	19,828	—	—
Other securities	3,392	—	3,392	—
Total securities available for sale	$1,001,665	$19,828	$981,837	$—
Other assets (Interest rate contracts)	$14,921	$—	$14,921	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,921	$—	$14,921	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2013 and 2012. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral less estimated costs to sell if the loan is a collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment. The impairment evaluations are performed in conjunction with the ALLL process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The Real Estate Appraisal Services Department ("REASD"), which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
Other real estate owned and other personal property owned ("OPPO")—OREO and OPPO are real and personal property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO and OPPO are generally measured based on the item's fair market value as indicated by an appraisal or a letter of intent to purchase. OREO and OPPO are recorded at the lower of carrying amount or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and OPPO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings. The initial and subsequent write-down evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and OPPO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following tables set forth the Company's assets that were measured using fair value estimates on a nonrecurring basis at June 30, 2013 and 2012.

	Fair value at June 30, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2013	Losses During the Six Months Ended June 30, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$4,198	$—	$—	$4,198	$656	$730
Noncovered OREO	1,965	—	—	1,965	469	500
Covered OREO	395	—	—	395	29	94
	$6,558	$—	$—	$6,558	$1,154	$1,324

	Fair value at June 30, 2012	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2012	Losses During the Six Months Ended June 30, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$14,139	$—	$—	$14,139	$5,840	$7,539
Noncovered OREO	4,430	—	—	4,430	1,320	2,683
Covered OREO	1,491	—	—	1,491	316	904
Noncovered OPPO	880	—	—	880	154	2,104
	$20,940	$—	$—	$20,940	$7,630	$13,230
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

	Fair value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$3,777	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	421	Fair Market Value of Collateral	Adjustment to Stated value	(50%) (4)
Noncovered OREO	1,965	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	395	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate, noncovered OREO, and covered OREO because there were no adjustments made to the appraisal value during the current period.

(3) Other collateral consists of accounts receivable and inventory.
(4) As there was only one impaired loan collateralized by other collateral, a range of discounts could not be provided.

	Fair value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$11,896	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	2,243	Fair Market Value of Collateral	Adjustment to Stated value	0% - 70% (27%)
Noncovered OREO	4,430	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,491	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OPPO	880	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate, noncovered OREO, covered OREO and noncovered OPPO because there were no adjustments made to the appraisal value during the current period.

(3) Other collateral consists of accounts receivable and inventory

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2013 or December 31, 2012, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on June 30, 2013 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$154,407	$154,407	$154,407	$—	$—
Interest-earning deposits with banks	38,302	38,302	38,302	—	—
Securities available for sale	1,507,900	1,507,900	20,359	1,487,541	—
FHLB stock	33,139	33,139	—	33,139	—
Loans held for sale	2,150	2,150	—	2,150	—
Loans	4,467,981	4,461,356	—	—	4,461,356
FDIC loss-sharing asset	67,374	17,627	—	—	17,627
Interest rate contracts	10,043	10,043	—	10,043	—
Liabilities
Deposits	$5,747,861	$5,747,569	$5,189,020	$558,549	$—
FHLB Advances	179,680	178,517	—	178,517	—
Repurchase agreements	25,000	26,327	—	26,327	—
Interest rate contracts	10,043	10,043	—	10,043	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$124,573	$124,573	$124,573	$—	$—
Interest-earning deposits with banks	389,353	389,353	389,353	—	—
Securities available for sale	1,001,665	1,001,665	19,828	981,837	—
FHLB stock	21,819	21,819	—	21,819	—
Loans held for sale	2,563	2,563	—	2,563	—
Loans	2,864,803	2,944,317	—	—	2,944,317
FDIC loss-sharing asset	96,354	26,543	—	—	26,543
Interest rate contracts	14,921	14,921	—	14,921	—
Liabilities
Deposits	$4,042,085	$4,043,221	$3,549,821	$493,400	$—
FHLB Advances	6,644	5,894	—	5,894	—
Repurchase agreements	25,000	26,464	—	26,464	—
Interest rate contracts	14,921	14,921	—	14,921	—

14.	Earnings per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under share-based compensation plans that qualify as participating securities.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands except per share)
Basic EPS:
Net income	$14,591	$11,899	$26,767	$20,801
Less: Earnings allocated to participating securities
Preferred shares	29	—	30	—
Nonvested restricted shares	124	122	244	223
Earnings allocated to common shareholders	$14,438	$11,777	$26,493	$20,578
Weighted average common shares outstanding	50,788	39,260	45,099	39,228
Basic earnings per common share	$0.28	$0.30	$0.59	$0.52
Diluted EPS:
Earnings allocated to common shareholders	$14,441	$11,777	$26,495	$20,578
Weighted average common shares outstanding	50,788	39,260	45,099	39,228
Dilutive effect of equity awards	1,337	48	659	78
Weighted average diluted common shares outstanding	52,125	39,308	45,758	39,306
Diluted earnings per common share	$0.28	$0.30	$0.58	$0.52
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	143	46	76	46

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•
local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth and maintain the quality of our earning assets;

•	the local housing/real estate markets where we operate and make loans could continue to face challenges;

•
the risks presented by a continued challenging economy, including the uncertainty regarding the impacts of sequestration, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

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
On April 1, 2013, the Company completed its acquisition of West Coast. The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value, and approximately $1.88 billion in deposits. See Note 3 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report for further information regarding this acquisition.
Earnings Summary
The Company reported net income for the second quarter of $14.6 million or $0.28 per diluted common share, compared to $11.9 million or $0.30 per diluted common share for the second quarter of 2012. For the first six months of 2013, the Company reported net income of $26.8 million, or $0.58 per diluted common share, compared to $20.8 million, or $0.52 per diluted common share for the first six months of 2012.
The increase in net income for the current quarter and year-to-date from the prior year periods was attributable to higher net interest income as a result of the West Coast acquisition, coupled with lower provision for loan losses, partially offset by an increase in noninterest expense due to the West Coast acquisition.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended June 30, 2013 was $86.8 million, 21% more than the same period in 2012. The increase in revenue was a result of higher loan interest income and noninterest income due to the West Coast acquisition. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the second quarter of 2013 was $2.0 million for the noncovered loan portfolio and a provision recapture of $1.7 million for the covered loan portfolio compared to provisions of $3.8 million for the noncovered loan portfolio and $11.7 million for the covered loan portfolio during the second quarter of 2012. The provision for the noncovered portfolio primarily reflected net charge-offs which were lower for the current period and the recapture of provision for the covered loan portfolio was due to an increase in expected future cash flows as remeasured during the current quarter when compared to the prior quarter's remeasurement.
Total noninterest expense for the quarter ended June 30, 2013 was $64.5 million, up from $39.8 million for the second quarter of 2012. The increase from the prior-year period was primarily due to acquisition-related expenses as well as ongoing noninterest expense resulting from the West Coast transaction.

The increase in net income was negatively impacted by a reduction to the pretax earnings impact of the FDIC acquired loan portfolio. The following table illustrates the impact to earnings associated with the Company's FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2012	2012
	( in thousands)
Incremental accretion income on FDIC acquired loans	$8,475	$15,012	$17,920	$37,434
Recapture (provision) for losses on covered loans	1,712	(11,688)	732	(27,373)
Change in FDIC loss-sharing asset	(13,137)	(168)	(23,620)	(1,836)
FDIC clawback liability recovery (expense)	(199)	208	(430)	234
Pre-tax earnings impact of FDIC acquired loan portfolios	$(3,149)	$3,364	$(5,398)	$8,459
Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the six months ended June 30, 2013 was $141.9 million, compared to $148.2 million for the same period in 2012. The decrease in revenue was a result of lower incremental accretion income on acquired loans. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the six months ended June 30, 2013 was $1.0 million for the noncovered loan portfolio and a provision recapture of $732 thousand for the covered loan portfolio compared to provisions of $8.3 million for the noncovered loan portfolio and $27.4 million for the covered loan portfolio during the first six months of 2012. The $1.0 million provision for the noncovered loan portfolio was driven by net charge offs experienced during the period, partially offset by improving credit metrics within the noncovered loan portfolio. The $732 thousand in provision recapture for losses on covered loans was primarily due to increased expected future cash flows as remeasured during the current period when compared to the prior period's remeasurement.
Total noninterest expense for the six months ended June 30, 2013 was $102.6 million, a 22% increase from the first six months of 2012. The increase from the prior-year period was primarily due to acquisition-related expenses as well as ongoing noninterest expense resulting from the West Coast transaction.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the second quarter of 2013 was $80.0 million, an increase of 34% from $59.7 million for the same quarter in 2012. The increase in net interest income was primarily due to the loan interest income and loan discount accretion income related to the acquisition of West Coast. During the second quarter of 2013, the Company recorded $23.8 million in loan interest income and $18.1 million in incremental accretion income on acquired loans compared to $9.5 million and $15.0 million, respectively for the second quarter of 2012, an increase of $17.4 million.
Incremental accretion income from acquired impaired loans decreased $6.0 million from the prior year period. In addition, the discount accretion on other FDIC acquired loans decreased $499 thousand from the prior year period. These decreases were primarily due to the decreases in the FDIC acquired loan balances resulting from repayments. However, these decreases were more than offset during the current quarter by an increase in discount accretion related to the recently acquired West Coast loan portfolio, which had $9.6 million in discount accretion for the current quarter. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2012 Annual Report on Form 10-K.
The Company's net interest margin decreased to 5.19% in the second quarter of 2013, from 5.88% for the same quarter last year. The Company's operating net interest margin decreased a modest 10 basis points to 4.34% for the current quarter, compared to the same period in the prior year. The decrease in operating net interest margin was due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.

Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2013 was $133.5 million, an increase of 5% from $126.8 million for the same period in 2012. The Company's net interest margin and operating net interest margin decreased to 5.13% and 4.28%, respectively, for the first six months of 2013, from 6.27% and 4.46%, respectively, for the same prior year period. The decreases in net interest income and margin were primarily due to accretion income on the acquired loan portfolios, which were significantly lower in the current period. As shown in the table below, although the Company recorded $9.6 million in discount accretion related to the recently acquired West Coast loan portfolio, the overall incremental accretion income for the six months ended June 30, 2013 was $9.9 million lower than what was recorded in the prior year period. The modest decrease of 2 basis points in the operating net interest margin was due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2012	2012
	(dollars in thousands)
Interest income as recorded	$41,931	$24,486	$58,420	$57,389
Less: Interest income at stated note rate	23,821	9,474	30,865	19,955
Incremental accretion income	$18,110	$15,012	$27,555	$37,434
Incremental accretion income due to:
FDIC acquired impaired loans	7,837	13,875	16,212	33,196
Other FDIC acquired loans	638	1,137	1,708	4,238
Other acquired loans	9,635	—	9,635	—
Incremental accretion income	$18,110	$15,012	$27,555	$37,434

Net interest margin	5.19%	5.88%	5.13%	6.27%
Operating net interest margin (1)	4.34%	4.44%	4.28%	4.46%

__________
(1) Operating net interest margin is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management's Discussion and Analysis.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2013			2012
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances (3)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$4,192,519	$60,881	5.81%	$2,390,532	$32,297	5.42%
Covered loans, net (1)	378,662	14,074	14.87%	504,904	22,391	17.79%
Taxable securities	1,328,806	4,890	1.47%	757,821	4,951	2.63%
Tax exempt securities (2)	336,375	3,890	4.63%	271,516	3,871	5.73%
Interest-earning deposits with banks and federal funds sold	47,919	33	0.27%	269,508	170	0.25%
Total interest-earning assets	6,284,281	$83,768	5.33%	4,194,281	$63,680	6.11%
Other earning assets	113,403			75,631
Noninterest-earning assets	713,273			518,811
Total assets	$7,110,957			$4,788,723
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$590,261	$535	0.36%	$551,306	$849	0.62%
Savings accounts	477,574	28	0.02%	295,568	22	0.03%
Interest-bearing demand	1,059,772	153	0.06%	791,818	238	0.12%
Money market accounts	1,858,974	338	0.07%	1,043,400	452	0.17%
Total interest-bearing deposits	3,986,581	1,054	0.11%	2,682,092	1,561	0.23%
Federal Home Loan Bank advances (4)	106,309	849	3.19%	112,982	734	2.61%
Other borrowings	68,205	376	2.21%	25,783	118	1.84%
Total interest-bearing liabilities	4,161,095	$2,279	0.22%	2,820,857	$2,413	0.34%
Noninterest-bearing deposits	1,838,221			1,141,893
Other noninterest-bearing liabilities	60,261			67,582
Shareholders’ equity	1,051,380			758,391
Total liabilities & shareholders’ equity	$7,110,957			$4,788,723
Net interest income		$81,489			$61,267
Net interest margin			5.19%			5.88%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $840 thousand and $473 thousand for the three months ended June 30, 2013 and 2012, respectively. The accretion of net unearned discounts on other FDIC acquired loans and other acquired loans was $10.3 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $118 thousand and $190 thousand for the three months ended June 30, 2013 and 2012, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.4 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively.

(3)	Reclassified to conform to the current period's presentation.

(4)	Federal Home Loan Bank advances includes a prepayment charge of $1.5 million during the three months ended June 30, 2013.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2013			2012
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances (3)	Interest Earned / Paid (3)	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$3,380,360	$94,045	5.56%	$2,363,912	$66,047	5.63%
Covered loans, net (1)	390,954	29,066	14.87%	514,068	50,611	19.85%
Taxable securities	1,056,992	9,124	1.73%	753,845	10,196	2.72%
Tax exempt securities (2)	303,122	7,457	4.92%	273,540	7,788	5.73%
Interest-earning deposits with banks and federal funds sold	184,581	234	0.25%	261,683	335	0.26%
Total interest-earning assets	5,316,009	$139,926	5.26%	4,167,048	$134,977	6.51%
Other earning assets	97,094			75,278
Noninterest-earning assets	574,140			540,128
Total assets	$5,987,243			$4,782,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$536,750	$1,115	0.42%	$570,439	$1,849	0.65%
Savings accounts	402,584	44	0.02%	293,561	46	0.03%
Interest-bearing demand	950,352	331	0.07%	769,530	468	0.12%
Money market accounts	1,477,098	653	0.09%	1,043,972	977	0.19%
Total interest-bearing deposits	3,366,784	2,143	0.13%	2,677,502	3,340	0.25%
Federal Home Loan Bank advances (4)	56,751	920	3.24%	115,038	1,484	2.59%
Other borrowings	46,722	495	2.12%	25,819	238	1.85%
Total interest-bearing liabilities	3,470,257	$3,558	0.21%	2,818,359	$5,062	0.36%
Noninterest-bearing deposits	1,545,749			1,137,153
Other noninterest-bearing liabilities	60,570			66,904
Shareholders’ equity	910,667			760,038
Total liabilities & shareholders’ equity	$5,987,243			$4,782,454
Net interest income		$136,368			$129,915
Net interest margin			5.13%			6.27%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $1.5 million and $784 thousand for the six months ended June 30, 2013 and 2012, respectively. The accretion of net unearned discounts on other FDIC acquired loans and other acquired loans was $11.3 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $246 thousand and $383 thousand for the six months ended June 30, 2013 and 2012, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.7 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.

(3)	Reclassified to conform to the current period's presentation.

(4)	Federal Home Loan Bank advances includes a prepayment charge of $1.5 million during the six months ended June 30, 2013.

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

	Three Months Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$26,003	$2,581	$28,584
Covered loans, net	(5,048)	(3,269)	(8,317)
Taxable securities	2,699	(2,760)	(61)
Tax exempt securities	826	(807)	19
Interest earning deposits with banks and federal funds sold	(151)	14	(137)
Interest income	$24,329	$(4,241)	$20,088
Interest Expense
Deposits:
Certificates of deposit	$56	$(370)	$(314)
Savings accounts	11	(5)	6
Interest-bearing demand	64	(149)	(85)
Money market accounts	236	(350)	(114)
Total interest on deposits	367	(874)	(507)
Federal Home Loan Bank advances	(45)	160	115
Other borrowings	229	29	258
Interest expense	$551	$(685)	$(134)

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

	Six Months Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$28,280	$(282)	$27,998
Covered loans, net	(10,653)	(10,892)	(21,545)
Taxable securities	3,319	(4,391)	(1,072)
Tax exempt securities	792	(1,123)	(331)
Interest earning deposits with banks and federal funds sold	(98)	(3)	(101)
Interest income	$21,640	$(16,691)	$4,949
Interest Expense
Deposits:
Certificates of deposit	$(104)	$(630)	$(734)
Savings accounts	14	(16)	(2)
Interest-bearing demand	93	(230)	(137)
Money market accounts	311	(635)	(324)
Total interest on deposits	314	(1,511)	(1,197)
Federal Home Loan Bank advances	(880)	316	(564)
Other borrowings	217	40	257
Interest expense	$(349)	$(1,155)	$(1,504)
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
The provision for loan and lease losses for the second quarter of 2013 was $2.0 million for the noncovered loan portfolio and a provision recapture of $1.7 million for the covered loan portfolio compared with provisions of $3.8 million and $11.7 million, respectively, during the second quarter of 2012. The $1.7 million in provision recapture for losses on covered loans in the current period was primarily due to the increase in expected future cash flows from covered loans as remeasured during current quarter, compared to the expected future cash flows as remeasured during the first quarter of 2013, net of the actual cash flows received during the quarter. The $1.7 million in provision recapture is substantially offset by a $1.4 million unfavorable adjustment to the change in FDIC loss-sharing asset.
The $2.0 million provision expense for noncovered loan losses was primarily driven by $1.4 million in net charge-offs experienced in the quarter and to a lesser extent by $141.3 million core noncovered loan growth during the quarter.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2013 was $1.0 million for the noncovered loan portfolio and a provision recapture of $732 thousand for the covered loan portfolio compared with provisions of $8.3 million and $27.4 million, respectively, during the same period of 2012. The $732 thousand in provision recapture for losses on covered loans in the current period was primarily due to the increase in expected future cash flows from covered loans as remeasured during the current period, compared to the expected future cash flows as remeasured at the end of 2012, net of the actual cash flows received during the current year. The $732 thousand in provision recapture is substantially offset by a $586 thousand unfavorable adjustment to the change in FDIC loss-sharing asset.

The $1.0 million provision expense for noncovered loan losses was primarily driven by $1.5 million in net charge-offs experienced during the first six months of 2013 and to a lesser extent by $236.0 million in core noncovered loan growth during same period. Net noncovered loan charge-offs for the six months ended June 30, 2013 were $1.6 million compared to $9.1 million for the same period of 2012. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report and was based upon improving credit metrics in the noncovered loan portfolio.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$13,560	$7,436	$6,124	82%	$21,154	$14,613	$6,541	45%
Merchant services fees	2,013	2,095	(82)	(4)%	3,864	4,113	(249)	(6)%
Investment securities gains, net	92	—	92	100%	462	62	400	645%
Bank owned life insurance	1,008	719	289	40%	1,706	1,430	276	19%
Other	3,272	1,746	1,526	87%	4,900	3,020	1,880	62%
Subtotal	19,945	11,996	7,949	66%	32,086	23,238	8,848	38%
Change in FDIC-loss sharing asset	(13,137)	(168)	(12,969)	7,720%	(23,620)	(1,836)	(21,784)	1,186%
Total noninterest income	$6,808	$11,828	$(5,020)	(42)%	$8,466	$21,402	$(12,936)	(60)%
Comparison of current quarter to prior year period
Noninterest income was $6.8 million for the second quarter of 2013, compared to $11.8 million for the same period in 2012. The decrease was primarily due to the $13.1 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current quarter, compared to a $168 thousand reduction in income during the same period in 2012. This decrease was partially offset by increases of $6.1 million in service charges and other fees and $1.5 million in other noninterest income due to the increased customer base from the West Coast acquisition.
Changes in the FDIC loss-sharing asset are primarily driven by amortization of the FDIC loss-sharing asset and the provision recorded for reimbursable losses on FDIC covered loans. For the second quarter of 2013, there was $9.8 million of amortization of the FDIC loss-sharing asset and a $1.4 million decrease in the FDIC loss-sharing asset related to the provision recapture recorded for reimbursable losses on FDIC covered loans. For the same period in 2012, the $9.9 million of amortization of the FDIC loss-sharing asset was partially offset by a $9.4 million increase in the FDIC loss-sharing asset related to the provision expense recorded for reimbursable losses on FDIC covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2013, noninterest income was $8.5 million compared to $21.4 million for the same period in 2012. The decrease was primarily due to the $23.6 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current year, compared to a $1.8 million reduction in income during the same period of 2012. The decrease was partially offset by increases of $6.5 million in service charges and other fees and $1.9 million in other noninterest income due to the increased customer base from the West Coast acquisition.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(dollars in thousands)
Compensation	$29,388	$17,266	$12,122	70%	$47,276	$35,307	$11,969	34%
Employee benefits	6,065	3,618	2,447	68%	9,805	7,206	2,599	36%
Contract labor	204	82	122	149%	229	448	(219)	(49)%
	35,657	20,966	14,691	70%	57,310	42,961	14,349	33%
All other noninterest expense:
Occupancy	7,543	5,091	2,452	48%	12,296	10,424	1,872	18%
Merchant processing	852	930	(78)	(8)%	1,709	1,803	(94)	(5)%
Advertising and promotion	1,160	1,119	41	4%	2,030	2,001	29	1%
Data processing and communications	3,638	2,551	1,087	43%	6,218	4,764	1,454	31%
Legal and professional services	5,504	1,829	3,675	201%	7,554	3,438	4,116	120%
Taxes, license and fees	1,204	1,115	89	8%	2,591	2,470	121	5%
Regulatory premiums	1,177	925	252	27%	2,034	1,785	249	14%
Net cost of operation of noncovered other real estate owned	393	1,472	(1,079)	(73)%	339	4,165	(3,826)	(92)%
Net benefit of operation of covered other real estate owned	(3,221)	(1,849)	(1,372)	74%	(5,668)	(3,632)	(2,036)	56%
Amortization of intangibles	1,693	1,119	574	51%	2,722	2,269	453	20%
FDIC clawback expense (recovery)	199	(208)	407	(196)%	430	(234)	664	(284)%
Other	8,705	4,765	3,940	83%	12,988	11,963	1,025	9%
Total all other noninterest expense	28,847	18,859	9,988	53%	45,243	41,216	4,027	10%
Total noninterest expense	$64,504	$39,825	$24,679	62%	$102,553	$84,177	$18,376	22%
Comparison of current quarter to prior year period
Total noninterest expense for the second quarter of 2013 was $64.5 million, an increase of $24.7 million from a year earlier. The increase from the prior-year period was primarily due to acquisition-related expenses of $9.2 million during the current period as well as additional ongoing noninterest expense resulting from the West Coast acquisition.

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands except per share amounts)
Noninterest Expense
Compensation and employee benefits	$3,416	$—	$3,416	$—
Occupancy	228	—	233	—
Advertising and promotion	489	—	505	—
Data processing and communications	436	—	476	—
Legal and professional fees	3,522	—	4,030	—
Other	1,143	—	1,297	—
Total impact of acquisition-related costs to noninterest expense	$9,234	$—	$9,957	$—
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2013, noninterest expense was $102.6 million, an increase of $18.4 million, or 22% from $84.2 million a year earlier. The increase from the prior-year period was due to acquisition-related expenses of $10.0 million recorded during the current year as well as additional ongoing noninterest expense resulting from the West Coast acquisition.
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
	2013	2012		2013	2012
	(in thousands)
Postage	$1,053	$478	$575	$1,526	$920	$606
Software support & maintenance	966	440	526	1,328	816	512
Supplies	481	291	190	691	593	98
Insurance	593	265	328	854	536	318
ATM Network	728	245	483	999	553	446
Travel	502	407	95	772	701	71
Employee expenses	270	190	80	469	409	60
Sponsorships and charitable contributions	364	209	155	609	372	237
Directors fees	175	150	25	328	267	61
Federal Reserve Bank processing fees	48	49	(1)	93	124	(31)
CRA partnership investment expense	340	315	25	340	386	(46)
Investor relations	196	114	82	334	142	192
Other personal property owned	200	177	23	96	2,333	(2,237)
Miscellaneous	2,789	1,435	1,354	4,549	3,811	738
Total other noninterest expense	$8,705	$4,765	$3,940	$12,988	$11,963	$1,025
In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate, FDIC clawback liability expense and acquisition-related expenses, divided by the sum of net interest income on a tax equivalent basis, excluding incremental accretion income on acquired loan portfolios, premium amortization on acquired securities portfolios, and prepayment charges on FHLB advances, and noninterest income, excluding any gain/loss on sale of investment securities, gain on bank acquisition, and the change in the FDIC indemnification asset) was 65.54% for the second quarter of 2013 compared to 68.54% for the second quarter 2012. For the six months ended June 30, 2013 and 2012, our efficiency ratios were 66.78% and 70.00%, respectively.

Income Taxes
We recorded an income tax provision of $7.4 million for the second quarter of 2013, compared to a provision of $4.4 million for the same period in 2012. For the six months ended June 30, 2013 and 2012, we recorded an income tax provision of $12.3 million and $7.6 million, respectively, with an effective tax rate of 32% and 27%, respectively. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. Our effective tax rate has increased during the current year due to acquisition-related expenses that are not tax deductible coupled with increased expected full year pre-tax income and a higher tax apportionment factor for the State of Oregon, due to the acquisition of West Coast. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2012.
FINANCIAL CONDITION
Total assets were $7.07 billion as of June 30, 2013, an increase of $2.16 billion, or 44% from $4.91 billion at December 31, 2012 due to the acquisition of West Coast.
Investment Securities
At June 30, 2013, the Company held investment securities totaling $1.51 billion compared to $1.00 billion at December 31, 2012. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to $730.8 million in acquired securities related to the West Coast acquisition, as well as $162.0 million in purchases, partially offset by $334.2 million in maturities and sales of securities in the portfolio. These securities are used by the Company as a component of its balance sheet management strategies. From time-to-time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their amortized cost basis is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the entire amortized cost basis of its investment. The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost, defaults or deferrals of scheduled interest or principal, external credit ratings and recent downgrades, and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.
When there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit-related and the amount related to non-credit factors. The credit-related impairment is recognized in earnings and the non-credit-related impairment is recognized in accumulated other comprehensive income.
At June 30, 2013, the market value of securities available for sale had a net unrealized loss of $12.1 million compared to a net unrealized gain of $32.3 million at December 31, 2012. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At June 30, 2013, the Company had $949.6 million of investment securities with gross unrealized losses of $34.1 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$808,275	$572,369
State and municipal securities	343,821	285,575
U.S. government and government-sponsored enterprise securities	330,294	120,501
U.S. government securities	20,359	19,828
Other securities	5,151	3,392
Total	$1,507,900	$1,001,665
For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2013	% of Total	December 31, 2012	% of Total
	(dollars in thousands)
Commercial business	$1,587,572	38.0%	$1,155,158	45.7%
Real estate:
One-to-four family residential	97,974	2.3%	43,922	1.7%
Commercial and multifamily residential	2,038,278	48.8%	1,061,201	42.0%
Total real estate	2,136,252	51.1%	1,105,123	43.7%
Real estate construction:
One-to-four family residential	53,173	1.3%	50,602	2.0%
Commercial and multifamily residential	110,226	2.6%	65,101	2.7%
Total real estate construction	163,399	3.9%	115,703	4.7%
Consumer	379,858	9.1%	157,493	6.2%
Subtotal	4,267,081	102.1%	2,533,477	100.3%
Less: Net unearned income	(86,063)	(2.1)%	(7,767)	(0.3)%
Total noncovered loans, net of unearned income	4,181,018	100.0%	2,525,710	100.0%
Less: Allowance for loan and lease losses	(51,698)		(52,244)
Noncovered loans, net	4,129,320		2,473,466
Covered loans, net of allowance for loan losses of ($26,135) and ($30,056), respectively	338,661		391,337
Total loans, net	$4,467,981		$2,864,803
Loans held for sale	$2,150		$2,563
Total noncovered loans increased $1.66 billion, or 66%, from year-end 2012. The increase in loans was primarily due to the acquisition of West Coast Bank, which added $1.41 billion at the beginning of the quarter. In addition to the increase from the acquisition, noncovered loans had organic growth of $236.0 million during the period. The organic growth was centered in commercial business and commercial and multifamily residential real estate loans. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment.

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

The following tables are a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the six months ended June 30, 2013 and 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2013	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions	(74,550)	—	—	(74,550)
Accretion of loan discount	—	—	27,997	27,997
Changes in contractual and expected cash flows due to remeasurement	(11,621)	17,223	(5,151)	451
Reduction due to removals	(9,822)	471	3,531	(5,820)
Balance at June 30, 2013	$460,115	$(19,677)	$(140,511)	$299,927

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Principal reductions	(82,134)	—	—	(82,134)
Accretion of loan discount	—	—	49,474	49,474
Changes in contractual and expected cash flows due to remeasurement	(58,285)	39,229	(8,938)	(27,994)
Reduction due to removals	(12,666)	1,909	5,072	(5,685)
Balance at June 30, 2012	$682,471	$(50,179)	$(214,061)	$418,231
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 and Note 8 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
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

The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	June 30, 2013	December 31, 2012
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$14,649	$9,299
Real estate:
One-to-four family residential	3,805	2,349
Commercial and multifamily residential	17,045	19,204
Total real estate	20,850	21,553
Real estate construction:
One-to-four family residential	4,753	4,900
Total real estate construction	4,753	4,900
Consumer	3,358	1,643
Total nonaccrual loans	43,610	37,395
Noncovered other real estate owned and other personal property owned	24,423	11,108
Total nonperforming noncovered assets	$68,033	$48,503

Total assets	$7,070,465	$4,906,335
Covered assets, net	351,545	407,693
Noncovered assets	$6,718,920	$4,498,642
At June 30, 2013, nonperforming noncovered assets were $68.0 million, compared to $48.5 million at December 31, 2012. The increase was due to the acquisition of West Coast Bank, which added $33.6 million of nonperforming assets. Subsequent to the West Coast acquisition, nonperforming noncovered assets decreased $14.1 million during the six months ended June 30, 2013 as a result of $8.6 million in loan payments, $7.4 million in loans returning to accrual status, $5.7 million in OREO and OPPO sales, $3.5 million in loan and OREO write-downs, partially offset by $11.1 million in new nonaccrual loans. The percent of nonperforming, noncovered assets to period-end noncovered assets at June 30, 2013 was 1.01% compared to 1.08% for December 31, 2012.
Other Real Estate Owned: During the six months ended June 30, 2013, noncovered OREO increased $10.4 million. The following table sets forth activity in noncovered OREO for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$10,676	$22,893
Established through acquisitions	14,708	—
Transfers in, net of write-downs ($43 and $118, respectively)	4,777	6,388
OREO improvements	—	11
Additional OREO write-downs	(570)	(3,774)
Proceeds from sale of OREO property	(5,623)	(11,899)
Gain (loss) on sale of OREO, net	371	306
Total noncovered OREO, end of period	$24,339	$13,925
Other Personal Property Owned: During the six months ended June 30, 2013, noncovered OPPO declined $348 thousand as a result of sales.

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
At June 30, 2013, our allowance for loan and lease losses for noncovered loans was $51.7 million, or 1.24% of total noncovered loans (excluding loans held for sale) and 119% of nonperforming, noncovered loans. This compares with an allowance of $52.2 million, or 2.07% of total noncovered loans (excluding loans held for sale), and 140% of nonperforming, noncovered loans at December 31, 2012. The decrease in the allowance percentage resulted from including West Coast acquired loans in the ratio. At June 30, 2013, no allowance was established for the acquired West Coast loan portfolio under the allowance methodology described above. Management concluded that acquisition accounting adjustments recorded during the quarter, which included a net loan discount of $88.8 million, or 6% of acquired loans, adequately addressed the estimated losses in the acquired West Coast loan portfolio at quarter-end.
given management's judgment that acquisition accounting adjustments, which included a net loan discount of $88.8 million, adequately addressed the estimated losses in the West Coast acquired loans at June 30, 2013.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$51,119	$52,283	$52,244	$53,041
Charge-offs:
Commercial business	(961)	(2,044)	(2,275)	(4,403)
One-to-four family residential	(28)	(334)	(144)	(449)
Commercial and multifamily residential	(614)	(1,839)	(1,397)	(4,516)
One-to-four family residential construction	—	(897)	(133)	(1,102)
Commercial and multifamily residential construction	—	(93)	—	(93)
Consumer	(638)	(374)	(809)	(1,467)
Total charge-offs	(2,241)	(5,581)	(4,758)	(12,030)
Recoveries
Commercial business	352	378	465	1,036
One-to-four family residential	141	2	141	45
Commercial and multifamily residential	84	822	171	892
One-to-four family residential construction	49	455	2,188	502
Commercial and multifamily residential construction	—	1	—	1
Consumer	194	86	241	459
Total recoveries	820	1,744	3,206	2,935
Net charge-offs	(1,421)	(3,837)	(1,552)	(9,095)
Provision (recapture) for loan and lease losses	2,000	3,750	1,000	8,250
Ending balance	$51,698	$52,196	$51,692	$52,196
Total noncovered loans, net at end of period, excluding loans held of sale	$4,181,018	$2,436,961	$4,181,018	$2,436,961
Allowance for loan and lease losses to period-end noncovered loans	1.24%	2.14%	1.24%	2.14%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,915	$1,665	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	550	—	550	130
Ending balance	$2,465	$1,665	$2,465	$1,665

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
At June 30, 2013, the FDIC loss-sharing asset was $67.4 million which was comprised of a $62.6 million FDIC indemnification asset and a $4.8 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$83,115	$159,061	$96,354	$175,071
Adjustments not reflected in income
Cash received from the FDIC	(3,268)	(19,508)	(6,387)	(34,313)
FDIC reimbursable losses, net	664	618	1,027	1,081
Adjustments reflected in income
Amortization, net	(9,801)	(9,851)	(19,580)	(23,725)
Loan impairment (recapture)	(1,370)	9,350	(585)	21,898
Sale of other real estate	(2,251)	(1,498)	(3,597)	(3,565)
Write-downs of other real estate	102	1,732	154	3,362
Other	183	99	(12)	194
Balance at end of period	$67,374	$140,003	$67,374	$140,003

For additional information on the FDIC loss-sharing asset, please see Note 8 to the Consolidated Financial Statements presented elsewhere in this report.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $1.67 billion since year-end 2012 due to the acquisition of West Coast.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2013 CDARS® deposits and brokered money market deposits were $60.4 million, or 1% of total deposits, compared to $26.7 million at year-end 2012. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$1,961,244	34.1%	$1,321,171	32.7%
Interest bearing demand	1,108,125	19.3%	870,821	21.5%
Money market	1,605,012	27.9%	1,043,459	25.8%
Savings	478,900	8.3%	314,371	7.8%
Certificates of deposit less than $100,000	314,618	5.6%	252,544	6.2%
Total core deposits	5,467,899	95.2%	3,802,366	94.0%
Certificates of deposit greater than $100,000	218,950	3.8%	212,924	5.3%
Certificates of deposit insured by CDARS®	25,273	0.4%	26,720	0.7%
Brokered money market accounts	35,173	0.6%	—	—%
Subtotal	5,747,295	100.0%	4,042,010	100.0%
Premium resulting from acquisition date fair value adjustment	566		75
Total deposits	$5,747,861		$4,042,085
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At June 30, 2013 we had FHLB advances of $179.0 million, before acquisition date fair value adjustments compared to $6.0 million at December 31, 2012. The increase in FHLB borrowings related to the acquisition of West Coast coupled with loan growth during the quarter.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2013 and December 31, 2012 we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At June 30, 2013, we had commitments to extend credit of $1.36 billion compared to $908.5 million at December 31, 2012.
Capital Resources
Shareholders’ equity at June 30, 2013 was $1.03 billion, an increase from $764.0 million at December 31, 2012, due to shares issued in conjunction with the acquisition of West Coast. Shareholders’ equity was 15% of total period-end assets at June 30, 2013 compared to 16% at December 31, 2012.
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
The Company and its subsidiary qualify as “well-capitalized” at June 30, 2013 and December 31, 2012.

	Company		Columbia Bank		Requirements
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.12%	20.62%	12.29%	17.87%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.86%	19.35%	11.04%	16.60%	4.00%	6.00%
Leverage ratio	9.86%	12.78%	8.61%	11.07%	4.00%	5.00%
Stock Repurchase Program
In 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first six months of 2013.

Non-GAAP Financial Measures

The Company considers operating net interest margin to be an important measurement as it more closely reflects the ongoing operating performance of the Company. Despite the importance of the operating net interest margin to the Company, there is no standardized definition for it and, as a result, the Company's calculations may not be comparable with other organizations. Also, there may be limits in the usefulness of this measure to investors. As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

The following table reconciles the Company's calculation of the operating net interest margin to the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net interest margin	5.19%	5.88%	5.13%	6.27%
Adjustments to net interest margin to arrive at operating net interest margin:
Incremental accretion income on FDIC acquired impaired loans	(0.50)%	(1.33)%	(0.61)%	(1.60)%
Incremental accretion income on other FDIC acquired loans	(0.04)%	(0.11)%	(0.07)%	(0.21)%
Incremental accretion income on other acquired loans	(0.61)%	—%	(0.36)%	—%
Premium amortization on acquired securities	0.19%	—%	0.12%	—%
Interest reversals on nonaccrual loans	0.01%	—%	0.01%	—%
Prepayment charges on FHLB advances	0.10%	—%	0.06%	—%
Operating net interest margin	4.34%	4.44%	4.28%	4.46%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2013, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2012. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K.

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
On October 3, 2012, a class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah against West Coast, its directors, and the Company challenging the merger: Gary M. Klein v. West Coast Bancorp, et al., Case No. 1210-12431. The complaint names as defendants West Coast, all of the former members of West Coast's board of directors, and the Company. The complaint alleges that the West Coast directors breached their fiduciary duties to West Coast and West Coast shareholders by agreeing to the merger at an unfair price. The complaint also alleges that the merger was being driven by an unfair process, that the directors approved provisions in the merger agreement that constitute preclusive deal protection devices, that certain large shareholders of West Coast were using the merger as an opportunity to sell their illiquid holdings in West Coast, and that West Coast directors and officers would obtain personal benefits from the merger not shared equally by other West Coast shareholders. The complaint further alleges that West Coast and the Company aided and abetted the directors' alleged breaches of their fiduciary duties. Thereafter, a second lawsuit challenging the merger was filed in the Circuit Court of the State of Oregon for Clackamas County: Leoni v. West Coast Bancorp et al., Case No. CV12100728. The parties have previously stipulated to the consolidation of the two lawsuits for all purposes in the Circuit Court of the State of Oregon for Multnomah County, and the Company and West Coast have consented to the filing of an unopposed motion to consolidate both lawsuits and the Court has extended the time for defendants to file a responsive pleading until August 30, 2013.

While the Company believes that the claims in both complaints were without merit, the Company agreed, in order to avoid the expense and burden of continued litigation and pursuant to the terms of the proposed settlement, to make certain supplemental disclosures in the joint proxy statement/prospectus related to the merger. Accordingly, prior to the closing of the merger on April 1, 2013, West Coast and the other defendants in the two actions entered into a memorandum of understanding to settle both actions. Subject to completion of certain confirmatory discovery by plaintiffs' counsel, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to West Coast's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Circuit Court of the State of Oregon for Multnomah County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders before final approval of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Circuit Court of the State of Oregon for Multnomah County will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2013

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
4/1/2013 - 4/30/2013	16,212	$24.11	—	2,000,000
5/1/2013 - 5/31/2013	—	—	—	2,000,000
6/1/2013 - 6/30/2013	—	—	—	2,000,000
	16,212	$24.11	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 16,212 shares of common stock to pay withholding taxes. During the three months ended June 30, 2013, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in 2011, originally authorized the repurchase of up to 2 million shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith
*    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 5, 2013	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2013	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Columbia Banking System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith
*    Furnished herewith