Form 10-Q
period 2013-09-30
COLUMBIA BANKING SYSTEM INC
filed 2013-11-04
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 31, 2013 was 51,269,655.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2013	December 31, 2012
ASSETS			(in thousands)
Cash and due from banks			$200,282	$124,573
Interest-earning deposits with banks			54,470	389,353
Total cash and cash equivalents			254,752	513,926
Securities available for sale at fair value (amortized cost of $1,572,523 and $969,359, respectively)			1,569,651	1,001,665
Federal Home Loan Bank stock at cost			32,833	21,819
Loans held for sale			840	2,563
Loans, excluding covered loans, net of unearned income of ($75,293) and ($7,767), respectively			4,193,732	2,525,710
Less: allowance for loan and lease losses			55,844	52,244
Loans, excluding covered loans, net			4,137,888	2,473,466
Covered loans, net of allowance for loan losses of ($22,737) and ($30,056), respectively			302,160	391,337
Total loans, net			4,440,048	2,864,803
FDIC loss-sharing asset			53,559	96,354
Interest receivable			24,114	14,268
Premises and equipment, net			158,375	118,708
Other real estate owned ($12,730 and $16,311 covered by FDIC loss-share, respectively)			36,273	26,987
Goodwill			345,231	115,554
Other intangible assets, net			27,509	15,721
Other assets			207,112	113,967
Total assets			$7,150,297	$4,906,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$2,110,887	$1,321,171
Interest-bearing			3,838,080	2,720,914
Total deposits			5,948,967	4,042,085
Federal Home Loan Bank advances			34,632	6,644
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			95,901	68,598
Total liabilities			6,104,500	4,142,327
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2013	December 31, 2012
Preferred stock (no par value)
Authorized shares	2,000	—
Issued and outstanding	9	—	2,217	—
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	51,271	39,686	858,596	581,471
Retained earnings			188,192	162,388
Accumulated other comprehensive income (loss)			(3,208)	20,149
Total shareholders’ equity			1,045,797	764,008
Total liabilities and shareholders’ equity			$7,150,297	$4,906,335
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands except per share amounts)
Interest Income
Loans	$74,125	$52,600	$196,990	$168,875
Taxable securities	4,935	4,218	14,059	14,414
Tax-exempt securities	2,483	2,422	7,289	7,442
Federal funds sold and deposits in banks	56	229	290	564
Total interest income	81,599	59,469	218,628	191,295
Interest Expense
Deposits	929	1,339	3,072	4,679
Federal Home Loan Bank advances	135	745	(493)	2,229
Prepayment charge on Federal Home Loan Bank advances	—	—	1,548	—
Other borrowings	120	120	615	358
Total interest expense	1,184	2,204	4,742	7,266
Net Interest Income	80,415	57,265	213,886	184,029
Provision for loan and lease losses	4,260	2,875	5,260	11,125
Provision (recapture) for losses on covered loans	(947)	(3,992)	(1,679)	23,381
Net interest income after provision (recapture) for loan and lease losses	77,102	58,382	210,305	149,523
Noninterest Income
Service charges and other fees	13,357	7,609	34,511	22,222
Merchant services fees	2,070	2,054	5,934	6,167
Investment securities gains, net	—	—	462	62
Bank owned life insurance	904	747	2,610	2,177
Change in FDIC loss-sharing asset	(11,826)	(12,951)	(35,446)	(14,787)
Other	3,117	1,630	8,017	4,650
Total noninterest income	7,622	(911)	16,088	20,491
Noninterest Expense
Compensation and employee benefits	33,287	21,523	90,597	64,484
Occupancy	9,264	4,886	21,560	15,310
Merchant processing	951	921	2,660	2,724
Advertising and promotion	1,165	1,341	3,195	3,342
Data processing and communications	4,285	2,499	10,503	7,263
Legal and professional fees	2,421	2,783	9,975	6,221
Taxes, licenses and fees	1,446	1,124	4,037	3,594
Regulatory premiums	1,372	775	3,406	2,560
Net benefit of operation of other real estate owned	(777)	(1,069)	(6,106)	(536)
Amortization of intangibles	1,666	1,093	4,388	3,362
FDIC clawback liability expense (recovery)	(188)	334	242	100
Other	9,822	4,726	22,810	16,689
Total noninterest expense	64,714	40,936	167,267	125,113
Income before income taxes	20,010	16,535	59,126	44,901
Income tax provision	6,734	4,655	19,083	12,220
Net Income	$13,276	$11,880	$40,043	$32,681
Earnings per common share
Basic	$0.26	$0.30	$0.84	$0.82
Diluted	$0.25	$0.30	$0.83	$0.82
Dividends paid per common share	$0.10	$0.30	$0.30	$0.89
Weighted average number of common shares outstanding	50,834	39,289	47,032	39,248
Weighted average number of diluted common shares outstanding	52,297	39,291	47,947	39,251

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Net income as reported	$13,276	$11,880
Other comprehensive income, net of tax:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($3,235) and ($1,432)	5,943	2,631
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($33) and ($7)	59	13
Other comprehensive income	6,002	2,644
Total comprehensive income	$19,278	$14,524

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Net income as reported	$40,043	$32,681
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $12,238 and ($1,345)	(22,480)	3,355
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $163 and $23	(299)	(39)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(22,779)	3,316
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $412 and $0	(756)	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($98) and ($31)	178	29
Pension plan liability adjustment, net	(578)	29
Other comprehensive income (loss)	(23,357)	3,345
Total comprehensive income	$16,686	$36,026
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2012	—	$—	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	—	—	32,681	—	32,681
Other comprehensive income	—	—	—	—	—	3,345	3,345
Issuance of common stock - stock option and other plans	—	—	40	713	—	—	713
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	143	1,152	—	—	1,152
Cash dividends paid on common stock	—	—	—	—	(35,252)	—	(35,252)
Balance at September 30, 2012	—	$—	39,689	$581,001	$152,498	$28,478	$761,977
Balance at January 1, 2013	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	40,043	—	40,043
Other comprehensive loss	—	—	—	—	—	(23,357)	(23,357)
Issuance of preferred stock, common stock and warrants	9	2,217	11,380	273,964	—	—	276,181
Activity in deferred compensation plan	—	—	—	517	—	—	517
Issuance of common stock - stock option and other plans	—	—	68	1,154	—	—	1,154
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	153	1,881	—	—	1,881
Purchase and retirement of common stock	—	—	(16)	(391)	—	—	(391)
Preferred dividends	—	—	—	—	(20)	—	(20)
Cash dividends paid on common stock	—	—	—	—	(14,219)	—	(14,219)
Balance at September 30, 2013	9	$2,217	51,271	$858,596	$188,192	$(3,208)	$1,045,797

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities
Net Income	$40,043	$32,681
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses on noncovered and covered loans	3,581	34,506
Stock-based compensation expense	1,881	1,152
Depreciation, amortization and accretion	30,216	45,873
Investment securities gain, net	(462)	(62)
Net realized gain on sale of other assets	(107)	(35)
Net realized gain on sale of other real estate owned	(8,745)	(8,604)
Write-down on other real estate owned	1,929	7,001
Net change in:
Loans held for sale	1,723	(1,452)
Interest receivable	(9,846)	(1,300)
Interest payable	(88)	(374)
Other assets	1,805	(5,223)
Other liabilities	(2,114)	(3,881)
Net cash provided by operating activities	59,816	100,282
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(166,905)	(72,180)
Purchases of:
Securities available for sale	(292,744)	(87,346)
Premises and equipment	(10,087)	(12,404)
Proceeds from:
FDIC reimbursement on loss-sharing asset	7,871	49,194
Sales of securities available for sale	166,881	3,845
Principal repayments and maturities of securities available for sale	241,388	163,584
Sales of other assets	1,117	25
Sales of covered other real estate owned	19,222	25,202
Sales of other real estate and other personal property owned	10,779	15,069
Capital improvements on other real estate properties	—	(11)
Acquisition of intangible assets	(919)	—
Net cash paid in acquisition	(154,170)	—
Other investing activities	(522)	—
Net cash (used in) provided by investing activities	(178,089)	84,978
Cash Flows From Financing Activities
Net increase (decrease) in deposits	23,475	123,326
Proceeds from:
Federal Home Loan Bank advances	1,144,100	—
Federal Reserve Bank borrowings	50	—
Exercise of stock options	1,154	713
Payments for:
Repayment of Federal Home Loan Bank advances	(1,244,000)	(5,744)
Repayment of Federal Reserve Bank borrowings	(50)	—
Common stock dividends	(14,219)	(35,252)
Preferred stock dividends	(20)	—
Repayment of long-term subordinated debt	(51,000)	—
Purchase and retirement of common stock	(391)	—
Net cash used in financing activities	(140,901)	83,043
Increase (Decrease) in cash and cash equivalents	(259,174)	268,303
Cash and cash equivalents at beginning of period	513,926	294,289
Cash and cash equivalents at end of period	$254,752	$562,592
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$4,830	$7,640
Cash paid for income tax	$20,221	$9,605
Non-cash investing and financing activities
Assets acquired in business combinations	$2,522,078	$—
Liabilities assumed in business combinations	$2,091,727	$—
Loans transferred to other real estate owned	$17,279	$15,024
Share-based consideration issued for acquisitions	$276,181	$—
See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company, and its wholly owned banking subsidiary Columbia Bank (the “Bank”), and West Coast Trust. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be anticipated for the year ending December 31, 2013. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K.
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
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and there is a subsequent change in the amount of cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitations of the Loss-Sharing Agreement ("LSA"). For amortization of changes in value, the reporting entity should use the term of the indemnification agreement if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the ASU as of January 1, 2013. As a result of the adoption of the ASU, an additional $9.9 million of indemnification asset amortization was recorded during the nine months ending September 30, 2013, resulting in a reduction of $6.4 million in net income and $0.13 in diluted earnings per share.

3.	Business Combinations
West Coast Bancorp
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp ("West Coast"). The Company acquired 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company's geographic footprint consistent with its ongoing strategy.
 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2013 acquisition date. The amounts for other assets, other liabilities and goodwill have been retrospectively adjusted during the current period to reflect the removal of a liability that was recorded by West Coast, as well as the associated impacts to the deferred tax asset (other assets) and goodwill. The adjustment recorded in the current period was a decrease to other liabilities of $1.8 million, a decrease to other assets of $622 thousand and a decrease to goodwill of $1.1 million and no impact to previously reported net income. Initial accounting for deferred taxes, the mortgage repurchase liability and payment system intangible remain incomplete as of September 30, 2013. The amounts currently recognized in the financial statements have been determined provisionally as the completion of a fair value analysis for these items is still in progress.
The application of the acquisition method of accounting resulted in the recognition of goodwill of $229.7 million and a core deposit intangible of $15.3 million, or 0.89% of core deposits. The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

April 1, 2013
(in thousands)

Purchase price as of April 1, 2013	$540,791
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$110,440
Investment securities	730,842
Federal Home Loan Bank stock	11,824
Acquired loans	1,407,798
Premises and equipment	35,884
Other real estate owned	14,708
Core deposit intangible	15,257
Other assets	76,088
Deposits	(1,883,407)
Federal Home Loan Bank advances	(128,885)
Junior subordinated debentures	(51,000)
Other liabilities	(28,435)
Total fair value of identifiable net assets	311,114
Goodwill	$229,677
See Note 9, Goodwill and other intangible assets, for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to September 30, 2013. Disclosure of the amount of West Coast's revenue and net income (excluding integration costs) included in Columbia's consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the nine month periods ended September 30, 2013 and 2012 as if West Coast had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of West Coast with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred on January 1, 2012. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investments securities been recorded at fair value as of January 1, 2012. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts will differ from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Total revenues (net interest income plus noninterest income)	$252,392	$322,941
Net income	$53,053	$67,162
Earnings per share - basic	$1.04	$1.29
Earnings per share - diluted	$1.01	$1.29
In connection with the West Coast acquisition, Columbia recognized $17.6 million of acquisition-related expenses for the nine month period ended September 30, 2013. The acquisition-related expenses were excluded from the table above.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$866,128	$12,538	$(16,997)	$861,669
State and municipal securities	344,053	13,824	(2,982)	354,895
U.S. government agency and government-sponsored enterprise securities	335,989	483	(8,942)	327,530
U.S. government securities	21,074	—	(657)	20,417
Other securities	5,279	27	(166)	5,140
Total	$1,572,523	$26,872	$(29,744)	$1,569,651
December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$561,076	$16,719	$(5,426)	$572,369
State and municipal securities	265,070	20,893	(388)	285,575
U.S. government agency and government-sponsored enterprise securities	120,085	851	(435)	120,501
U.S. government securities	19,804	39	(15)	19,828
Other securities	3,324	104	(36)	3,392
Total	$969,359	$38,606	$(6,300)	$1,001,665

The scheduled contractual maturities of investment securities available for sale at September 30, 2013 are presented as follows:

	September 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$23,249	$23,493
Due after one year through five years	278,538	278,715
Due after five years through ten years	463,423	459,080
Due after ten years	802,034	803,223
Other securities with no stated maturity	5,279	5,140
Total investment securities available-for-sale	$1,572,523	$1,569,651
The following table summarizes, as of September 30, 2013, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
To Washington and Oregon State to secure public deposits	$267,646
To Federal Reserve Bank to secure borrowings	44,526
Other securities pledged	43,325
Total securities pledged as collateral	$355,497
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$385,222	$(12,567)	$64,044	$(4,430)	$449,266	$(16,997)
State and municipal securities	101,176	(2,935)	807	(47)	101,983	(2,982)
U.S. government agency and government-sponsored enterprise securities	290,257	(8,942)	—	—	290,257	(8,942)
U.S. government securities	20,217	(657)	—	—	20,217	(657)
Other securities	2,286	(24)	2,813	(142)	5,099	(166)
Total	$799,158	$(25,125)	$67,664	$(4,619)	$866,822	$(29,744)

December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$167,739	$(5,090)	$12,204	$(336)	$179,943	$(5,426)
State and municipal securities	20,413	(383)	210	(5)	20,623	(388)
U.S. government agency and government-sponsored enterprise securities	56,600	(435)	—	—	56,600	(435)
U.S. government securities	9,914	(15)	—	—	9,914	(15)
Other securities	—	—	964	(36)	964	(36)
Total	$254,666	$(5,923)	$13,378	$(377)	$268,044	$(6,300)

At September 30, 2013, there were 67 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which six were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.
At September 30, 2013, there were 109 state and municipal government securities in an unrealized loss position, of which two were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2013, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.
At September 30, 2013, there were 29 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, none of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.
At September 30, 2013, there were four U.S. government securities in an unrealized loss position, none of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013.
At September 30, 2013, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund, was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-sharing agreements.

The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	September 30, 2013	December 31, 2012
Noncovered loans:	(in thousands)
Commercial business	$1,569,343	$1,155,158
Real estate:
One-to-four family residential	106,686	43,922
Commercial and multifamily residential	2,048,910	1,061,201
Total real estate	2,155,596	1,105,123
Real estate construction:
One-to-four family residential	53,158	50,602
Commercial and multifamily residential	128,120	65,101
Total real estate construction	181,278	115,703
Consumer	362,808	157,493
Less: Net unearned income	(75,293)	(7,767)
Total noncovered loans, net of unearned income	4,193,732	2,525,710
Less: Allowance for loan and lease losses	(55,844)	(52,244)
Total noncovered loans, net	$4,137,888	$2,473,466
Loans held for sale	$840	$2,563
At September 30, 2013 and December 31, 2012, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $14.1 million at September 30, 2013 and $14.2 million at December 31, 2012. During the first nine months of 2013, advances on related party loans totaled $1.9 million and repayments totaled $2.0 million.
At September 30, 2013 and December 31, 2012, $649.8 million and $443.4 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings and additional borrowing capacity. The Company has also pledged $49.4 million and $13.8 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2013 and December 31, 2012, respectively.
The following is an analysis of noncovered, nonaccrual loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$11,839	$18,194	$9,037	$17,821
Unsecured	156	181	262	262
Real estate:
One-to-four family residential	2,220	4,058	2,349	2,672
Commercial & multifamily residential
Commercial land	890	1,299	4,076	7,491
Income property	7,756	11,560	8,520	10,815
Owner occupied	5,379	7,271	6,608	7,741
Real estate construction:
One-to-four family residential
Land and acquisition	3,226	8,134	3,084	6,704
Residential construction	459	1,941	1,816	2,431
Consumer	4,036	6,012	1,643	1,940
Total	$35,961	$58,650	$37,395	$57,877

 The following is an aging of the recorded investment of the noncovered loan portfolio as of September 30, 2013 and December 31, 2012:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,465,682	$6,520	$3,306	$1	$9,827	$11,839	$1,487,348
Unsecured	74,756	72	4	—	76	156	74,988
Real estate:
One-to-four family residential	99,413	2,232	224	—	2,456	2,220	104,089
Commercial & multifamily residential
Commercial land	133,942	—	—	—	—	890	134,832
Income property	1,125,012	7,687	—	—	7,687	7,756	1,140,455
Owner occupied	728,002	5,465	2,048	—	7,513	5,379	740,894
Real estate construction:
One-to-four family residential
Land and acquisition	9,014	—	—	—	—	3,226	12,240
Residential construction	39,928	—	—	—	—	459	40,387
Commercial & multifamily residential
Income property	88,040	—	—	—	—	—	88,040
Owner occupied	39,064	—	—	—	—	—	39,064
Consumer	325,614	1,375	369	1	1,745	4,036	331,395
Total	$4,128,467	$23,351	$5,951	$2	$29,304	$35,961	$4,193,732

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,091,770	$4,259	$1,485	$—	$5,744	$9,037	$1,106,551
Unsecured	44,817	252	12	—	264	262	45,343
Real estate:
One-to-four family residential	41,508	193	142	—	335	2,349	44,192
Commercial & multifamily residential
Commercial land	42,818	311	122	—	433	4,076	47,327
Income property	603,339	2,726	227	—	2,953	8,520	614,812
Owner occupied	387,525	1,040	—	—	1,040	6,608	395,173
Real estate construction:
One-to-four family residential
Land and acquisition	15,412	—	—	—	—	3,084	18,496
Residential construction	29,848	—	—	—	—	1,816	31,664
Commercial & multifamily residential
Income property	28,342	—	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	—	36,211
Consumer	155,207	387	362	—	749	1,643	157,599
Total	$2,476,797	$9,168	$2,350	$—	$11,518	$37,395	$2,525,710

The following is an analysis of impaired loans as of September 30, 2013 and December 31, 2012:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,482,076	$5,272	$573	$637	$241	$4,698	$5,900
Unsecured	74,945	43	43	43	43	—	—
Real estate:
One-to-four family residential	102,547	1,542	335	358	103	1,207	2,127
Commercial & multifamily residential
Commercial land	134,266	566	—	—	—	566	899
Income property	1,131,432	9,023	—	—	—	9,023	13,319
Owner occupied	730,787	10,107	601	599	26	9,507	13,207
Real estate construction:
One-to-four family residential
Land and acquisition	9,744	2,496	115	114	73	2,381	3,149
Residential construction	40,387	—	—	—	—	—	—
Commercial & multifamily residential
Income property	88,040	—	—	—	—	—	—
Owner occupied	39,064	—	—	—	—	—	—
Consumer	331,273	122	—	—	—	122	121
Total	$4,164,561	$29,171	$1,667	$1,751	$486	$27,504	$38,722

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$1,101,689	$4,862	$690	$1,994	$113	$4,172	$6,769
Unsecured	45,251	92	92	92	92	—	—
Real estate:
One-to-four family residential	42,103	2,089	345	364	112	1,744	1,902
Commercial & multifamily residential
Commercial land	44,672	2,655	—	—	—	2,655	5,727
Income property	606,656	8,156	2,670	2,727	1,040	5,486	7,860
Owner occupied	383,269	11,904	608	610	38	11,296	14,642
Real estate construction:
One-to-four family residential
Land and acquisition	15,677	2,819	—	—	—	2,819	4,813
Residential construction	29,707	1,957	—	—	—	1,957	2,570
Commercial & multifamily residential
Income property	28,342	—	—	—	—	—	—
Owner occupied	36,211	—	—	—	—	—	—
Consumer	157,472	127	—	—	—	127	127
Total	$2,491,049	$34,661	$4,405	$5,787	$1,395	$30,256	$44,410

The following table provides additional information on impaired loans for the three and nine month periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$6,631	$(25)	$10,306	$6	$5,774	$12	$10,008	$14
Unsecured	47	1	118	1	68	2	118	5
Real estate:
One-to-four family residential	1,537	16	2,014	(9)	1,677	47	2,140	—
Commercial & multifamily residential
Commercial land	1,456	48	3,079	—	2,085	48	3,242	—
Income property	10,358	22	7,577	55	9,534	168	7,830	60
Owner occupied	9,822	231	13,185	244	10,721	740	13,668	762
Real estate construction:
One-to-four family residential
Land and acquisition	2,889	1	3,213	—	2,794	4	4,876	—
Residential construction	—	—	2,792	12	526	—	3,539	17
Commercial & multifamily residential
Income property	—	—	1,877	—	—	—	3,961	—
Consumer	423	2	1,045	11	275	5	1,359	33
Total	$33,163	$296	$45,206	$320	$33,454	$1,026	$50,741	$891
There were no Troubled Debt Restructurings ("TDR") during the three months ended September 30, 2013 or nine months ended September 30, 2012. The following is an analysis of loans classified as TDR during the nine months ended September 30, 2013:

	Nine months ended September 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	1	$343	$343
Real estate:
Commercial and multifamily residential:
Commercial land	1	137	137
Income property	3	943	943
Owner occupied	1	172	172
Real estate construction:
One-to-four family residential:
Land and acquisition	1	117	117
Total	7	$1,712	$1,712
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $1.7 million and $236 thousand of additional funds on loans classified as TDR as of September 30, 2013 and December 31, 2012, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR within the past twelve months that have defaulted during the nine months ended September 30, 2013.

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
The $4.3 million provision expense reflects a change in estimate for the allowance for loan losses for loans acquired in the West Coast Bank transaction. The change was the result of moving from the initial fair value accounting for those loans, which included a net loan discount of $88.8 million, to our standard allowance methodology. Our standard allowance methodology takes into account the $19.7 million in net loan discount accretion recorded in earnings subsequent to the acquisition. The provision resulted in a $2.8 million reduction to net income and reduced earnings per diluted common share by $0.05 and $0.06 for the current quarter and year-to-date period, respectively.
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
We have used the same methodology for ALLL calculations during the nine months ended September 30, 2013 and 2012. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.

Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.
The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three and nine months ended September 30, 2013 and 2012:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$30,572	$(392)	$743	$3,187	$34,110	$241	$33,869
Unsecured	821	(363)	111	491	1,060	43	1,017
Real estate:
One-to-four family residential	672	(47)	39	677	1,341	103	1,238
Commercial & multifamily residential
Commercial land	691	(9)	126	(260)	548	—	548
Income property	9,695	(132)	154	85	9,802	—	9,802
Owner occupied	4,515	(516)	52	637	4,688	26	4,662
Real estate construction:
One-to-four family residential
Land and acquisition	769	—	366	(410)	725	73	652
Residential construction	204	—	95	426	725	—	725
Commercial & multifamily residential
Income property	241	—	—	17	258	—	258
Owner occupied	80	—	—	(12)	68	—	68
Consumer	2,455	(453)	112	405	2,519	—	2,519
Unallocated	983	—	—	(983)	—	—	—
Total	$51,698	$(1,912)	$1,798	$4,260	$55,844	$486	$55,358
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2013	(in thousands)
Noncovered loans:
Commercial business
Secured	$27,270	$(2,236)	$1,135	$7,941	$34,110	$241	$33,869
Unsecured	753	(794)	184	917	1,060	43	1,017
Real estate:
One-to-four family residential	694	(191)	180	658	1,341	103	1,238
Commercial & multifamily residential
Commercial land	460	(20)	153	(45)	548	—	548
Income property	11,033	(950)	260	(541)	9,802	—	9,802
Owner occupied	6,362	(1,084)	96	(686)	4,688	26	4,662
Real estate construction:
One-to-four family residential
Land and acquisition	1,171	(32)	2,541	(2,955)	725	73	652
Residential construction	635	(101)	108	83	725	—	725
Commercial & multifamily residential
Income property	316	—	—	(58)	258	—	258
Owner occupied	102	—	—	(34)	68	—	68
Consumer	2,437	(1,262)	353	991	2,519	—	2,519
Unallocated	1,011	—	—	(1,011)	—	—	—
Total	$52,244	$(6,670)	$5,010	$5,260	$55,844	$486	$55,358

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$26,505	$(3,744)	$194	$3,007	$25,962	$315	$25,647
Unsecured	772	(31)	83	(56)	768	100	668
Real estate:
One-to-four family residential	673	(49)	157	(216)	565	69	496
Commercial & multifamily residential
Commercial land	270	(55)	—	207	422	1	421
Income property	8,726	(436)	357	387	9,034	—	9,034
Owner occupied	9,037	(101)	89	(694)	8,331	245	8,086
Real estate construction:
One-to-four family residential
Land and acquisition	1,651	(307)	404	(279)	1,469	—	1,469
Residential construction	1,197	(18)	—	3	1,182	—	1,182
Commercial & multifamily residential
Income property	755	—	63	(456)	362	—	362
Owner occupied	68	—	—	23	91	—	91
Consumer	2,049	(500)	350	267	2,166	—	2,166
Unallocated	493	—	—	682	1,175	—	1,175
Total	$52,196	$(5,241)	$1,697	$2,875	$51,527	$730	$50,797
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2012	(in thousands)
Noncovered loans:
Commercial business
Secured	$24,745	$(8,126)	$1,184	$8,159	$25,962	$315	$25,647
Unsecured	689	(52)	130	1	768	100	668
Real estate:
One-to-four family residential	654	(499)	202	208	565	69	496
Commercial & multifamily residential
Commercial land	488	(437)	—	371	422	1	421
Income property	9,551	(3,959)	710	2,732	9,034	—	9,034
Owner occupied	9,606	(712)	628	(1,191)	8,331	245	8,086
Real estate construction:
One-to-four family residential
Land and acquisition	2,331	(809)	827	(880)	1,469	—	1,469
Residential construction	864	(617)	79	856	1,182	—	1,182
Commercial & multifamily residential
Income property	665	(93)	64	(274)	362	—	362
Owner occupied	35	—	—	56	91	—	91
Consumer	2,719	(1,968)	809	606	2,166	—	2,166
Unallocated	694	—	—	481	1,175	—	1,175
Total	$53,041	$(17,272)	$4,633	$11,125	$51,527	$730	$50,797

Changes in the allowance for unfunded commitments and letters of credit are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$2,465	$1,665	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	200	250	750	380
Balance at end of period	$2,665	$1,915	$2,665	$1,915
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of September 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,362,097	$38,018	$87,232	$—	$1	$1,487,348
Unsecured	74,705	23	260	—	—	74,988
Real estate:
One-to-four family residential	94,947	1,687	7,455	—	—	104,089
Commercial and multifamily residential:
Commercial land	128,624	2,140	4,068	—	—	134,832
Income property	1,097,644	7,304	35,357	—	150	1,140,455
Owner occupied	721,373	1,521	18,000	—	—	740,894
Real estate construction:
One-to-four family residential:
Land and acquisition	8,003	172	4,065	—	—	12,240
Residential construction	34,950	3,980	1,457	—	—	40,387
Commercial and multifamily residential:
Income property	87,791	—	249	—	—	88,040
Owner occupied	39,064	—	—	—	—	39,064
Consumer	324,274	331	6,789	—	1	331,395
Total	$3,973,472	$55,176	$164,932	$—	$152	4,193,732
Less:
Allowance for loan and lease losses						55,844
Noncovered loans, net						$4,137,888

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,011,722	$29,222	$65,607	$—	$—	$1,106,551
Unsecured	44,788	26	529	—	—	45,343
Real estate:
One-to-four family residential	40,346	406	3,440	—	—	44,192
Commercial and multifamily residential:
Commercial land	43,401	—	3,926	—	—	47,327
Income property	581,671	3,688	29,453	—	—	614,812
Owner occupied	357,063	1,848	36,262	—	—	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	12,741	1,351	4,404	—	—	18,496
Residential construction	28,705	1,142	1,817	—	—	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	151,049	75	6,475	—	—	157,599
Total	$2,336,039	$37,758	$151,913	$—	$—	2,525,710
Less:
Allowance for loan and lease losses						52,244
Noncovered loans, net						$2,473,466

7.	Changes in Noncovered Other Real Estate Owned ("OREO")
The following tables set forth activity in noncovered OREO for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$24,339	$13,925	$10,676	$22,893
Established through acquisitions	—	—	14,708	—
Transfers in, net of write-downs ($48, $24, $90 and $24, respectively)	4,413	139	9,190	6,527
OREO improvements	—	—	—	11
Additional OREO write-downs	(1,066)	(458)	(1,636)	(4,232)
Proceeds from sale of OREO property	(4,673)	(3,170)	(10,295)	(15,069)
Gain on sale of OREO, net	530	439	900	745
Total noncovered OREO at end of period	$23,543	$10,875	$23,543	$10,875
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of September 30, 2013, the net present value of the Bank’s estimated clawback liability is $3.8 million, which is included in other liabilities on the consolidated balance sheets.

The following is an analysis of our covered loans, net of related allowance for losses as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Covered loans:	(dollars in thousands)
Commercial business	$87,366	$125,373
Real estate:
One-to-four family residential	44,966	57,150
Commercial and multifamily residential	181,634	233,106
Total real estate	226,600	290,256
Real estate construction:
One-to-four family residential	16,018	25,398
Commercial and multifamily residential	7,146	15,251
Total real estate construction	23,164	40,649
Consumer	37,212	44,516
Subtotal of covered loans	374,342	500,794
Less:
Valuation discount resulting from acquisition accounting	49,445	79,401
Allowance for loan losses	22,737	30,056
Covered loans, net of allowance for loan losses	$302,160	$391,337
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

The following table shows the changes in accretable yield for acquired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$140,511	$214,061	$166,888	$259,669
Accretion	(12,243)	(19,571)	(40,240)	(69,045)
Disposals	(5,772)	(3,146)	(621)	(8,218)
Reclassifications from nonaccretable difference	(3,013)	(2,861)	(6,544)	6,077
Balance at end of period	$119,483	$188,483	$119,483	$188,483
During the nine months ended September 30, 2013, the Company recorded a provision recapture for losses on covered loans of $1.7 million. Of this amount, $929 thousand was impairment recapture calculated in accordance with ASC 310-30 and $750 thousand was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $1.7 million of provision recapture for covered loans was partially offset through noninterest income by a $1.3 million unfavorable adjustment to the change FDIC loss-sharing asset line item.
The changes in the ALLL for covered loans for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$26,135	$31,784	$30,056	$4,944
Loans charged off	(5,006)	(977)	(10,031)	(2,574)
Recoveries	2,555	2,342	4,391	3,406
Provision (recovery) for loan losses	(947)	(3,992)	(1,679)	23,381
Balance at end of period	$22,737	$29,157	$22,737	$29,157

The following is an analysis of the credit quality of our covered loan portfolio as of September 30, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$56,973	$2,859	$24,025	$—	$—	$83,857
Unsecured	3,018	396	95	—	—	3,509
Real estate:
One-to-four family residential	36,419	1,854	6,693	—	—	44,966
Commercial and multifamily residential:
Commercial land	11,978	205	7,796	—	—	19,979
Income property	59,736	3,966	11,907	—	—	75,609
Owner occupied	73,045	114	12,887	—	—	86,046
Real estate construction:
One-to-four family residential:
Land and acquisition	4,688	2,759	2,398	—	—	9,845
Residential construction	2,587	—	3,586	—	—	6,173
Commercial and multifamily residential:
Income property	3,847	—	1,936	—	—	5,783
Owner occupied	1,083	—	280	—	—	1,363
Consumer	33,421	35	3,729	27	—	37,212
Total	$286,795	$12,188	$75,332	$27	$—	374,342
Less:
Valuation discount resulting from acquisition accounting						49,445
Allowance for loan losses						22,737
Covered loans, net						$302,160

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Covered loans:
Commercial business:
Secured	$71,621	$1,823	$45,150	$—	$—	$118,594
Unsecured	4,988	—	1,791	—	—	6,779
Real estate:
One-to-four family residential	44,782	1,344	11,024	—	—	57,150
Commercial and multifamily residential:
Commercial land	16,336	—	10,292	—	—	26,628
Income property	81,205	864	23,315	—	—	105,384
Owner occupied	82,222	3,318	15,554	—	—	101,094
Real estate construction:
One-to-four family residential:
Land and acquisition	4,817	3,273	5,743	—	—	13,833
Residential construction	6,050	—	5,515	—	—	11,565
Commercial and multifamily residential:
Income property	4,419	—	7,901	—	—	12,320
Owner occupied	1,107	—	1,824	—	—	2,931
Consumer	38,973	381	5,162	—	—	44,516
Total	$356,520	$11,003	$133,271	$—	$—	500,794
Less:
Valuation discount resulting from acquisition accounting						79,401
Allowance for loan losses						30,056
Covered loans, net						$391,337

The following table sets forth activity in covered OREO at carrying value for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Covered OREO:
Balance at beginning of period	$12,854	$19,079	$16,311	$28,126
Transfers in	3,559	3,096	8,089	8,497
Additional OREO write-downs	(199)	(730)	(293)	(2,769)
Proceeds from sale of OREO property	(5,408)	(6,822)	(19,222)	(25,202)
Net gain on sale of OREO	1,924	1,888	7,845	7,859
Total covered OREO at end of period	$12,730	$16,511	$12,730	$16,511
The covered OREO is subject to loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At September 30, 2013, the FDIC loss-sharing asset is comprised of a $48.4 million FDIC indemnification asset and a $5.2 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$67,374	$140,003	$96,354	$175,071
Adjustments not reflected in income
Cash received from the FDIC	(1,484)	(14,881)	(7,871)	(49,194)
FDIC reimbursable losses, net	(505)	(494)	522	587
Adjustments reflected in income
Amortization, net	(9,890)	(9,694)	(29,470)	(33,418)
Loan impairment (recapture)	(758)	(3,193)	(1,343)	18,705
Sale of other real estate	(1,479)	(1,315)	(5,076)	(4,881)
Write-downs of other real estate	220	1,141	373	4,503
Other	81	110	70	304
Balance at end of period	$53,559	$111,677	$53,559	$111,677

9.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. During the current quarter, the Company performed an impairment assessment as of July 31, 2013, and concluded that there was no impairment.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of approximately 10 years.
The following table sets forth activity for goodwill and other intangible assets for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Goodwill
Goodwill at beginning of period (1)	$345,231	$115,554	$115,554	$115,554
Established through acquisitions	—	—	229,677	—
Goodwill at end of period	345,231	115,554	345,231	115,554
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	47,698	32,441	32,441	32,441
Accumulated amortization at beginning of period	(19,441)	(14,545)	(16,720)	(12,275)
Core deposit intangible, net at beginning of period	28,257	17,896	15,721	20,166
Established through acquisitions	—	—	15,257	—
CDI current period amortization	(1,667)	(1,093)	(4,388)	(3,363)
Total core deposit intangible, net at end of period	26,590	16,803	26,590	16,803
Intangible assets not subject to amortization	919	—	919	—
Other intangible assets, net at end of period	27,509	16,803	27,509	16,803
Total goodwill and other intangible assets at end of period	$372,740	$132,357	$372,740	$132,357
______________
(1) Goodwill at beginning of period has been retrospectively adjusted for the three months ended September 30, 2013 due to adjustments to provisional amounts made related to the West Coast acquisition. See Note 3 to the Consolidated Financial Statements of this report for more information regarding this acquisition.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2013 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2013	$1,657
2014	5,963
2015	4,934
2016	4,195
2017	3,361

10.	Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2013 and December 31, 2012 was $164.5 million and $177.0 million, respectively. There was no impact to the statement of income for the three or nine month periods ending September 30, 2013 and 2012.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$10,187	Other assets	$14,921	Other liabilities	$10,187	Other liabilities	$14,921

11.	Shareholders’ Equity
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
Dividends. On January 24, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on February 20, 2013 to shareholders of record at the close of business February 6, 2013. On April 24, 2013, the Company declared a quarterly cash dividend of $0.10 per common share, and common share equivalent for holders of preferred stock, payable on May 22, 2013 to shareholders of record at the close of business May 8, 2013. On July 25, 2013 the Company declared a quarterly cash dividend of $0.10 per share, and common share equivalent for holders of preferred stock, payable on August 21, 2013 to shareholders of record at the close of business August 7, 2013. Subsequent to quarter end, on October 24, 2013, the Company declared a quarterly cash dividend of $0.11 per share, and common share equivalent for holders of preferred stock, payable on November 20, 2013 to shareholders of record at the close of business November 6, 2013. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended September 30, 2013	(in thousands)
Beginning balance	$(7,804)	$(1,406)	$(9,210)
Other comprehensive loss before reclassifications	5,943	—	5,943
Amounts reclassified from accumulated other comprehensive income (2)	—	59	59
Net current-period other comprehensive loss	5,943	59	6,002
Ending balance	$(1,861)	$(1,347)	$(3,208)
Nine months ended September 30, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(22,480)	(756)	(23,236)
Amounts reclassified from accumulated other comprehensive income (2)	(299)	178	(121)
Net current-period other comprehensive loss	(22,779)	(578)	(23,357)
Ending balance	$(1,861)	$(1,347)	$(3,208)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the three and nine month periods ended September 30, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected line Item in the Consolidated Statement of Income
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(in thousands)
Unrealized gains and losses on available-for-sale securities
	$—	$462	Investment securities gains, net
	—	462	Total before tax
	—	(163)	Income tax provision
	$—	$299	Net of tax

Amortization of pension plan liability
Actuarial losses	$(92)	$(276)	Compensation and employee benefits
	(92)	(276)	Total before tax
	33	98	Income tax benefit
	$(59)	$(178)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2013	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$861,669	$—	$861,669	$—
State and municipal debt securities	354,895	—	354,895	—
U.S. government agency and government-sponsored enterprise securities	327,530	—	327,530	—
U.S. government securities	20,417	20,417	—	—
Other securities	5,140	—	5,140	—
Total securities available for sale	$1,569,651	$20,417	$1,549,234	$—
Other assets (Interest rate contracts)	$10,187	$—	$10,187	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,187	$—	$10,187	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2012	(in thousands)
Assets
Securities available for sale
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$572,369	$—	$572,369	$—
State and municipal debt securities	285,575	—	285,575	—
U.S. government agency and government-sponsored enterprise securities	120,501	—	120,501	—
U.S. government securities	19,828	19,828	—	—
Other securities	3,392	—	3,392	—
Total securities available for sale	$1,001,665	$19,828	$981,837	$—
Other assets (Interest rate contracts)	$14,921	$—	$14,921	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,921	$—	$14,921	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2013 and 2012. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth the Company's assets that were measured using fair value estimates on a nonrecurring basis at September 30, 2013 and 2012.

	Fair value at September 30, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2013	Losses During the Nine Months Ended September 30, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Noncovered OREO	$3,714	$—	$—	$3,714	$(1,040)	$(1,084)
Covered OREO	544	—	—	544	(183)	(248)
	$4,258	$—	$—	$4,258	$(1,223)	$(1,332)

	Fair value at September 30, 2012	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended September 30, 2012	Losses During the Nine Months Ended September 30, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$6,094	$—	$—	$6,094	$509	$(3,377)
Noncovered OREO	1,807	—	—	1,807	(458)	(3,117)
Covered OREO	1,021	—	—	1,021	(481)	(1,025)
Noncovered OPPO	—	—	—	—	—	(1,990)
	$8,922	$—	$—	$8,922	$(430)	$(9,509)
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

	Fair value at September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Noncovered OREO	$3,714	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	544	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for noncovered OREO and covered OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$4,148	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	1,946	Fair Market Value of Collateral	Adjustment to Stated value	0% - 70% (27%)
Noncovered OREO	1,807	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,021	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OPPO	—	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2013 or December 31, 2012, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on September 30, 2013 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$200,282	$200,282	$200,282	$—	$—
Interest-earning deposits with banks	54,470	54,470	54,470	—	—
Securities available for sale	1,569,651	1,569,651	20,417	1,549,234	—
FHLB stock	32,833	32,833	—	32,833	—
Loans held for sale	840	840	—	840	—
Loans	4,440,048	4,397,456	—	—	4,397,456
FDIC loss-sharing asset	53,559	17,353	—	—	17,353
Interest rate contracts	10,187	10,187	—	10,187	—
Liabilities
Deposits	$5,948,967	$5,948,473	$5,413,557	$534,916	$—
FHLB Advances	34,632	33,301	—	33,301	—
Repurchase agreements	25,000	26,207	—	26,207	—
Interest rate contracts	10,187	10,187	—	10,187	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$124,573	$124,573	$124,573	$—	$—
Interest-earning deposits with banks	389,353	389,353	389,353	—	—
Securities available for sale	1,001,665	1,001,665	19,828	981,837	—
FHLB stock	21,819	21,819	—	21,819	—
Loans held for sale	2,563	2,563	—	2,563	—
Loans	2,864,803	2,944,317	—	—	2,944,317
FDIC loss-sharing asset	96,354	26,543	—	—	26,543
Interest rate contracts	14,921	14,921	—	14,921	—
Liabilities
Deposits	$4,042,085	$4,043,221	$3,549,821	$493,400	$—
FHLB Advances	6,644	5,894	—	5,894	—
Repurchase agreements	25,000	26,464	—	26,464	—
Interest rate contracts	14,921	14,921	—	14,921	—

14.	Earnings per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under share-based compensation plans that qualify as participating securities. Additionally, the Company issued preferred shares in the West Coast acquisition that also qualify as participating securities.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands except per share)
Basic EPS:
Net income	$13,276	$11,880	$40,043	$32,681
Less: Earnings allocated to participating securities
Preferred shares	27	—	58	—
Nonvested restricted shares	109	113	355	336
Earnings allocated to common shareholders	$13,140	$11,767	$39,630	$32,345
Weighted average common shares outstanding	50,834	39,289	47,032	39,248
Basic earnings per common share	$0.26	$0.30	$0.84	$0.82
Diluted EPS:
Earnings allocated to common shareholders	$13,142	$11,767	$39,635	$32,345
Weighted average common shares outstanding	50,834	39,289	47,032	39,248
Dilutive effect of equity awards	1,463	2	915	3
Weighted average diluted common shares outstanding	52,297	39,291	47,947	39,251
Diluted earnings per common share	$0.25	$0.30	$0.83	$0.82
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	138	53	99	46

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
the risks presented by a continued challenging economy, including the uncertainty regarding ongoing budget talks in congress, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	the inability to smoothly integrate West Coast Bancorp with Columbia and retain customers and employees;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	our reliance on FHLB advances and FRB borrowings as additional sources of short and long-term funding;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of FDIC-assisted loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•	consolidation in the Pacific Northwest financial services industry resulting in the creation of larger financial institutions who may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk; and

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital.
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
Earnings Summary
The Company reported net income for the third quarter of $13.3 million or $0.25 per diluted common share, compared to $11.9 million or $0.30 per diluted common share for the third quarter of 2012. For the first nine months of 2013, the Company reported net income of $40.0 million, or $0.83 per diluted common share, compared to $32.7 million, or $0.82 per diluted common share for the first nine months of 2012.
The increase in net income for the current quarter was attributable to higher net interest income and noninterest income as a result of the West Coast acquisition, partially offset by higher provision for loan losses and higher noninterest expense due to the West Coast acquisition. The increase in net income for the current year-to-date period from the prior year periods was attributable to higher net interest income as a result of the West Coast acquisition, coupled with lower provision for loan losses, partially offset by an increase in noninterest expense due to the West Coast acquisition.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended September 30, 2013 was $88.0 million, 56% more than the same period in 2012. The increase in revenue was a result of higher loan interest income and noninterest income due to the West Coast acquisition. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the third quarter of 2013 was $4.3 million for the noncovered loan portfolio and a provision recapture of $947 thousand for the covered loan portfolio compared to a provision of $2.9 million for the noncovered loan portfolio and a provision recapture of $4.0 million for the covered loan portfolio during the third quarter of 2012. The provision for the noncovered portfolio was the result of moving from the initial fair value accounting for the acquired West Coast loans to our standard allowance methodology and the recapture of provision for the covered loan portfolio was due to an increase in expected future cash flows as remeasured during the current quarter when compared to the prior quarter's remeasurement.
Total noninterest expense for the quarter ended September 30, 2013 was $64.7 million, up from $40.9 million for the third quarter of 2012. The increase from the prior-year period was primarily due to acquisition-related expenses as well as ongoing noninterest expense resulting from the West Coast transaction.

The increase in net income was negatively impacted by a reduction to the pretax earnings impact of the FDIC acquired loan portfolio. The following table illustrates the impact to earnings associated with the Company's FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2012	2012
	( in thousands)
Incremental accretion income on FDIC acquired loans	$7,329	$11,873	$25,249	$49,306
Recapture (provision) for losses on covered loans	947	3,992	1,679	(23,381)
Change in FDIC loss-sharing asset	(11,826)	(12,951)	(35,446)	(14,787)
FDIC clawback liability recovery (expense)	188	(334)	(242)	(100)
Pre-tax earnings impact of FDIC acquired loan portfolios	$(3,362)	$2,580	$(8,760)	$11,038
Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the nine months ended September 30, 2013 was $230.0 million, compared to $204.5 million for the same period in 2012. The increase in revenue was a result of higher loan interest income and noninterest income due to the West Coast acquisition. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the nine months ended September 30, 2013 was $5.3 million for the noncovered loan portfolio and a provision recapture of $1.7 million for the covered loan portfolio compared to provisions of $11.1 million for the noncovered loan portfolio and $23.4 million for the covered loan portfolio during the first nine months of 2012. The $5.3 million provision for the noncovered loan portfolio was the result of moving from the initial fair value accounting for the acquired West Coast loans to our standard allowance methodology as well as net charge offs experienced during the period. The $1.7 million in provision recapture for losses on covered loans was primarily due to increased expected future cash flows as remeasured during the current period when compared to the prior period's remeasurement.
Total noninterest expense for the nine months ended September 30, 2013 was $167.3 million, a 34% increase from the first nine months of 2012. The increase from the prior-year period was primarily due to acquisition-related expenses as well as ongoing noninterest expense resulting from the West Coast transaction.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2013 was $80.4 million, an increase of 40% from $57.3 million for the same quarter in 2012. The increase in net interest income was primarily due to the loan interest income and loan discount accretion income related to the acquisition of West Coast.
Incremental accretion income from acquired impaired loans decreased $4.2 million from the prior year period. In addition, the discount accretion on other FDIC acquired loans decreased $347 thousand from the prior year period. These decreases were primarily due to the decreases in the FDIC acquired loan balances resulting from repayments. However, these decreases were more than offset during the current quarter by an increase in discount accretion related to the recently acquired West Coast loan portfolio, which had $10.0 million in discount accretion for the current quarter. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2012 Annual Report on Form 10-K.
The Company's net interest margin decreased to 5.37% in the third quarter of 2013, from 5.52% for the same quarter last year, primarily due to the smaller impact of the acquired loan accretion income for the current period. Although the dollar amount of the accretion income was actually higher in the current period, the impact to the net interest margin was greater for the prior year period due to the lower average interest-earning assets balance for the prior year period. The Company's operating net interest margin was 4.41% for the current quarter, an increase of 1 basis point compared to the same period in the prior year.

Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2013 was $213.9 million, an increase of 16% from $184.0 million for the same period in 2012. The Company's net interest margin and operating net interest margin decreased to 5.21% and 4.33%, respectively, for the first nine months of 2013, from 5.99% and 4.43%, respectively, for the same prior year period. The increase in net interest income was primarily due to increased loan and securities portfolios resulting from the acquisition of West Coast, which closed on April 1, 2013. The decrease in margin was primarily due to accretion income on the acquired loan portfolios, which were lower in the current period. As shown in the table below, although the Company recorded $19.7 million in discount accretion related to the recently acquired West Coast loan portfolio, the overall incremental accretion income for the nine months ended September 30, 2013 was $4.4 million lower than what was recorded in the prior year period. The modest decrease of 10 basis points in the operating net interest margin was due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2012	2012
	(dollars in thousands)
Incremental accretion income due to:
FDIC acquired impaired loans	$7,063	$11,260	$23,275	$44,455
Other FDIC acquired loans	266	613	1,974	4,851
Other acquired loans	10,025	—	19,660	—
Incremental accretion income	$17,354	$11,873	$44,909	$49,306

Net interest margin	5.37%	5.52%	5.21%	5.99%
Operating net interest margin (1)	4.41%	4.40%	4.33%	4.43%

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2013			2012
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$4,166,904	$61,567	5.91%	$2,444,065	$32,747	5.36%
Covered loans, net (1)	337,136	12,685	15.05%	475,455	20,042	16.86%
Taxable securities	1,183,635	4,935	1.67%	716,522	4,218	2.35%
Tax exempt securities (2)	328,657	3,852	4.69%	267,293	3,758	5.62%
Interest-earning deposits with banks and federal funds sold	85,628	56	0.26%	360,079	229	0.25%
Total interest-earning assets	6,101,960	$83,095	5.45%	4,263,414	$60,994	5.72%
Other earning assets	124,477			76,371
Noninterest-earning assets	822,427			488,317
Total assets	$7,048,864			$4,828,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$548,396	$457	0.33%	$531,491	$751	0.57%
Savings accounts	484,336	27	0.02%	298,918	15	0.02%
Interest-bearing demand	1,132,009	126	0.04%	792,825	205	0.10%
Money market accounts	1,640,519	319	0.08%	1,041,860	368	0.14%
Total interest-bearing deposits	3,805,260	929	0.10%	2,665,094	1,339	0.20%
Federal Home Loan Bank advances	68,737	135	0.79%	113,107	745	2.63%
Other borrowings	25,000	120	1.92%	25,000	120	1.92%
Total interest-bearing liabilities	3,898,997	$1,184	0.12%	2,803,201	$2,204	0.31%
Noninterest-bearing deposits	2,031,758			1,194,190
Other noninterest-bearing liabilities	81,975			69,430
Shareholders’ equity	1,036,134			761,281
Total liabilities & shareholders’ equity	$7,048,864			$4,828,102
Net interest income		$81,911			$58,790
Net interest margin			5.37%			5.52%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $783 thousand and $726 thousand for the three months ended September 30, 2013 and 2012, respectively. The accretion of net unearned discounts on other FDIC acquired loans and other acquired loans was $10.3 million and $613 thousand for the three months ended September 30, 2013 and 2012, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $127 thousand and $189 thousand for the three months ended September 30, 2013 and 2012, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.4 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013			2012
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (2)	$3,645,423	$155,611	5.69%	$2,390,585	$98,794	5.51%
Covered loans, net (1)	372,817	41,750	14.93%	501,103	70,653	18.80%
Taxable securities	1,099,670	14,059	1.70%	741,274	14,414	2.59%
Tax exempt securities (2)	311,727	11,310	4.84%	271,442	11,546	5.67%
Interest-earning deposits with banks and federal funds sold	151,234	290	0.26%	294,721	564	0.26%
Total interest-earning assets	5,580,871	$223,020	5.33%	4,199,125	$195,971	6.22%
Other earning assets	106,322			75,645
Noninterest-earning assets	657,813			522,773
Total assets	$6,345,006			$4,797,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$540,674	$1,572	0.39%	$557,362	$2,601	0.62%
Savings accounts	430,134	71	0.02%	295,359	61	0.03%
Interest-bearing demand	1,011,570	458	0.06%	777,352	673	0.12%
Money market accounts	1,532,171	971	0.08%	1,043,262	1,344	0.17%
Total interest-bearing deposits	3,514,549	3,072	0.12%	2,673,335	4,679	0.23%
Federal Home Loan Bank advances (3)	60,791	1,055	2.31%	114,934	2,229	2.59%
Other borrowings	39,402	615	2.08%	25,000	358	1.91%
Total interest-bearing liabilities	3,614,742	$4,742	0.17%	2,813,269	$7,266	0.34%
Noninterest-bearing deposits	1,709,532			1,156,304
Other noninterest-bearing liabilities	67,783			67,753
Shareholders’ equity	952,949			760,217
Total liabilities & shareholders’ equity	$6,345,006			$4,797,543
Net interest income		$218,278			$188,705
Net interest margin			5.21%			5.99%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.3 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. The accretion of net unearned discounts on other FDIC acquired loans and other acquired loans was $21.6 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $371 thousand and $572 thousand for the nine months ended September 30, 2013 and 2012, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.0 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Federal Home Loan Bank advances includes a prepayment charge of $1.5 million during the nine months ended September 30, 2013.

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

	Three Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$25,154	$3,666	$28,820
Covered loans, net	(5,373)	(1,984)	(7,357)
Taxable securities	2,196	(1,479)	717
Tax exempt securities	779	(685)	94
Interest earning deposits with banks and federal funds sold	(178)	5	(173)
Interest income	$22,578	$(477)	$22,101
Interest Expense
Deposits:
Certificates of deposit	$23	$(317)	$(294)
Savings accounts	11	1	12
Interest-bearing demand	66	(145)	(79)
Money market accounts	158	(207)	(49)
Total interest on deposits	258	(668)	(410)
Federal Home Loan Bank advances	(219)	(391)	(610)
Interest expense	$39	$(1,059)	$(1,020)

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

	Nine Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$53,464	$3,353	$56,817
Covered loans, net	(16,024)	(12,879)	(28,903)
Taxable securities	5,572	(5,927)	(355)
Tax exempt securities	1,587	(1,823)	(236)
Interest earning deposits with banks and federal funds sold	(274)	—	(274)
Interest income	$44,325	$(17,276)	$27,049
Interest Expense
Deposits:
Certificates of deposit	$(76)	$(953)	$(1,029)
Savings accounts	24	(14)	10
Interest-bearing demand	166	(381)	(215)
Money market accounts	476	(849)	(373)
Total interest on deposits	590	(2,197)	(1,607)
Federal Home Loan Bank advances	(958)	(216)	(1,174)
Other borrowings	221	36	257
Interest expense	$(147)	$(2,377)	$(2,524)
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
The provision for loan and lease losses for the third quarter of 2013 was $4.3 million for the noncovered loan portfolio and a provision recapture of $947 thousand for the covered loan portfolio compared with a provision of $2.9 million and provision recapture of $4.0 million, respectively, during the third quarter of 2012. The $947 thousand in provision recapture for losses on covered loans in the current period was primarily due to the increase in expected future cash flows as remeasured during current quarter, compared to the expected future cash flows during the first quarter of 2013, net of the actual cash flows received during the quarter. The $947 thousand in provision recapture is substantially offset by a $758 thousand unfavorable adjustment to the change in FDIC loss-sharing asset.
The $4.3 million provision expense for noncovered loan losses recorded during the current quarter was primarily the result of moving from the initial fair value accounting for the loans acquired in the West Coast Bank acquisition to our standard allowance methodology. The initial fair value accounting resulted in a net loan discount of $88.8 million, $19.7 million of which was recognized as interest income on loans subsequent to the acquisition.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2013 was $5.3 million for the noncovered loan portfolio and a provision recapture of $1.7 million for the covered loan portfolio compared with provisions of $11.1 million and $23.4 million, respectively, during the same period of 2012. The $1.7 million in provision recapture for losses on covered loans in the current period was primarily due to the increase in expected future cash flows during the current period, compared to the expected future cash flows at the end of 2012, net of the actual cash flows received during the current year. The $1.7 million in provision recapture is substantially offset by a $1.3 million unfavorable adjustment to the change in FDIC loss-sharing asset.

The $5.3 million provision expense for noncovered loan losses was primarily the result of moving from the initial fair value accounting for the loans acquired in the West Coast Bank acquisition to our standard allowance methodology. Net noncovered loan charge-offs for the nine months ended September 30, 2013 were $1.7 million compared to $12.6 million for the same period of 2012. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report and was based upon improving credit metrics in the noncovered loan portfolio.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$13,357	$7,609	$5,748	76%	$34,511	$22,222	$12,289	55%
Merchant services fees	2,070	2,054	16	1%	5,934	6,167	(233)	(4)%
Investment securities gains, net	—	—	—	—%	462	62	400	645%
Bank owned life insurance	904	747	157	21%	2,610	2,177	433	20%
Other	3,117	1,630	1,487	91%	8,017	4,650	3,367	72%
Subtotal	19,448	12,040	7,408	62%	51,534	35,278	16,256	46%
Change in FDIC loss-sharing asset	(11,826)	(12,951)	1,125	(9)%	(35,446)	(14,787)	(20,659)	140%
Total noninterest income (loss)	$7,622	$(911)	$8,533	(937)%	$16,088	$20,491	$(4,403)	(21)%
Comparison of current quarter to prior year period
Noninterest income was $7.6 million for the third quarter of 2013, compared to a loss of $911 thousand for the same period in 2012. The increase was primarily due to increases of $5.7 million in service charges and other fees and $1.5 million in other noninterest income due to the increased customer base from the West Coast acquisition.
The change in FDIC loss-sharing asset is a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset and the provision recorded for reimbursable losses on covered loans. For the third quarter of 2013, there was $9.9 million of amortization of the asset and a $758 thousand decrease in the asset related to the provision recapture recorded for reimbursable losses on covered loans. For the same period in 2012, there was $9.7 million of amortization of the asset and a $3.2 million decrease in the asset related to the provision recapture recorded for reimbursable losses on covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2013, noninterest income was $16.1 million compared to $20.5 million for the same period in 2012. The decrease was primarily due to the $35.4 million change in the FDIC loss-sharing asset recorded as a reduction in income during the current year, compared to a $14.8 million reduction in income during the same period of 2012. The decrease was partially offset by increases of $12.3 million in service charges and other fees and $3.4 million in other noninterest income due to the increased customer base from the West Coast acquisition.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(dollars in thousands)
Compensation	$27,424	$17,873	$9,551	53%	$74,700	$53,180	$21,520	40%
Employee benefits	5,445	3,606	1,839	51%	15,250	10,812	4,438	41%
Contract labor	418	44	374	850%	647	492	155	32%
	33,287	21,523	11,764	55%	90,597	64,484	26,113	40%
All other noninterest expense:
Occupancy	9,264	4,886	4,378	90%	21,560	15,310	6,250	41%
Merchant processing	951	921	30	3%	2,660	2,724	(64)	(2)%
Advertising and promotion	1,165	1,341	(176)	(13)%	3,195	3,342	(147)	(4)%
Data processing and communications	4,285	2,499	1,786	71%	10,503	7,263	3,240	45%
Legal and professional services	2,421	2,783	(362)	(13)%	9,975	6,221	3,754	60%
Taxes, license and fees	1,446	1,124	322	29%	4,037	3,594	443	12%
Regulatory premiums	1,372	775	597	77%	3,406	2,560	846	33%
Net cost of operation of noncovered other real estate owned	851	(63)	914	(1,451)%	1,190	4,102	(2,912)	(71)%
Net benefit of operation of covered other real estate owned	(1,628)	(1,006)	(622)	62%	(7,296)	(4,638)	(2,658)	57%
Amortization of intangibles	1,666	1,093	573	52%	4,388	3,362	1,026	31%
FDIC clawback expense (recovery)	(188)	334	(522)	(156)%	242	100	142	142%
Other	9,822	4,726	5,096	108%	22,810	16,689	6,121	37%
Total all other noninterest expense	31,427	19,413	12,014	62%	76,670	60,629	16,041	26%
Total noninterest expense	$64,714	$40,936	$23,778	58%	$167,267	$125,113	$42,154	34%
Comparison of current quarter to prior year period
Total noninterest expense for the third quarter of 2013 was $64.7 million, an increase of $23.8 million from a year earlier. The increase from the prior-year period was primarily due to acquisition-related expenses of $7.6 million during the current period as well as additional ongoing noninterest expense resulting from the West Coast acquisition.

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands except per share amounts)
Noninterest Expense
Compensation and employee benefits	$1,572	$1,128	$4,988	$1,128
Occupancy	1,221	—	1,454	—
Advertising and promotion	315	—	820	—
Data processing and communications	329	—	805	—
Legal and professional fees	493	—	4,523	—
Other	3,691	3	4,988	3
Total impact of acquisition-related costs to noninterest expense	$7,621	$1,131	$17,578	$1,131
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2013, noninterest expense was $167.3 million, an increase of $42.2 million, or 34% from $125.1 million a year earlier. The increase from the prior-year period was due to acquisition-related expenses of $17.6 million recorded during the current year as well as additional ongoing noninterest expense resulting from the West Coast acquisition.
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
	2013	2012		2013	2012
	(in thousands)
Postage	$1,082	$575	$507	$2,608	$1,495	$1,113
Software support & maintenance	865	304	561	2,193	1,120	1,073
Supplies	514	246	268	1,205	839	366
Insurance	599	244	355	1,453	780	673
ATM Network	597	271	326	1,596	824	772
Travel	629	339	290	1,401	1,040	361
Employee expenses	222	156	66	691	565	126
Sponsorships and charitable contributions	320	212	108	929	584	345
Directors fees	152	140	12	480	407	73
Federal Reserve Bank processing fees	56	48	8	149	172	(23)
CRA partnership investment expense	237	111	126	577	497	80
Investor relations	91	21	70	425	163	262
Other personal property owned	(221)	(107)	(114)	(125)	2,226	(2,351)
Miscellaneous	4,679	2,166	2,513	9,228	5,977	3,251
Total other noninterest expense	$9,822	$4,726	$5,096	$22,810	$16,689	$6,121
In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate, FDIC clawback liability expense and acquisition-related expenses, divided by the sum of net interest income on a tax equivalent basis, excluding incremental accretion income on acquired loan portfolios, premium amortization on acquired securities portfolios, and prepayment charges on FHLB advances, and noninterest income, excluding any gain/loss on sale of investment securities, gain on bank acquisition, and the change in the FDIC indemnification asset) was 66.59% for the third quarter of 2013 compared to 70.36% for the third quarter 2012. For the nine months ended September 30, 2013 and 2012, our efficiency ratios were 66.65% and 70.11%, respectively.

Income Taxes
We recorded an income tax provision of $6.7 million for the third quarter of 2013, compared to a provision of $4.7 million for the same period in 2012. For the nine months ended September 30, 2013 and 2012, we recorded an income tax provision of $19.1 million and $12.2 million, respectively, with an effective tax rate of 32% and 27%, respectively. Our effective tax rate increased during the current year primarily due to the acquisition of West Coast. The majority of West Coast’s operations were located in the State of Oregon which has a state income tax. As a result, a larger portion of our income was subject to state income taxes. In addition, certain acquisition-related costs were not tax deductible which also increased our effective tax rate. Our effective tax rate remained lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2012.
FINANCIAL CONDITION
Total assets were $7.15 billion as of September 30, 2013, an increase of $2.24 billion, or 46% from $4.91 billion at December 31, 2012 primarily due to the acquisition of West Coast, which closed on April 1, 2013.
Investment Securities
At September 30, 2013, the Company held investment securities totaling $1.57 billion compared to $1.00 billion at December 31, 2012. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to $730.8 million in acquired securities related to the West Coast acquisition, as well as $292.7 million in purchases, partially offset by $407.8 million in maturities and sales, $12.6 million in premium amortization and $35.2 million reduction in fair value of securities in the portfolio. These securities are used by the Company as a component of its balance sheet management strategies. From time-to-time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
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
At September 30, 2013, the market value of securities available for sale had a net unrealized loss of $2.9 million compared to a net unrealized gain of $32.3 million at December 31, 2012. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At September 30, 2013, the Company had $866.8 million of investment securities with gross unrealized losses of $29.7 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$861,669	$572,369
State and municipal securities	354,895	285,575
U.S. government and government-sponsored enterprise securities	327,530	120,501
U.S. government securities	20,417	19,828
Other securities	5,140	3,392
Total	$1,569,651	$1,001,665
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2013	% of Total	December 31, 2012	% of Total
	(dollars in thousands)
Commercial business	$1,569,343	37.4%	$1,155,158	45.7%
Real estate:
One-to-four family residential	106,686	2.5%	43,922	1.7%
Commercial and multifamily residential	2,048,910	48.8%	1,061,201	42.0%
Total real estate	2,155,596	51.3%	1,105,123	43.7%
Real estate construction:
One-to-four family residential	53,158	1.3%	50,602	2.0%
Commercial and multifamily residential	128,120	3.1%	65,101	2.7%
Total real estate construction	181,278	4.4%	115,703	4.7%
Consumer	362,808	8.7%	157,493	6.2%
Subtotal	4,269,025	101.8%	2,533,477	100.3%
Less: Net unearned income	(75,293)	(1.8)%	(7,767)	(0.3)%
Total noncovered loans, net of unearned income	4,193,732	100.0%	2,525,710	100.0%
Less: Allowance for loan and lease losses	(55,844)		(52,244)
Noncovered loans, net	4,137,888		2,473,466
Covered loans, net of allowance for loan losses of ($22,737) and ($30,056), respectively	302,160		391,337
Total loans, net	$4,440,048		$2,864,803
Loans held for sale	$840		$2,563
Total noncovered loans increased $1.67 billion, or 66%, from year-end 2012. The increase in loans was primarily due to the acquisition of West Coast Bank, which added $1.41 billion at the beginning of the second quarter. In addition to the increase from the acquisition, noncovered loans had organic growth of $241.1 million during the period. The organic growth was centered in commercial business and commercial and multifamily residential real estate loans. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $75.3 million in unearned income recorded at September 30, 2013 was comprised of $68.8 million in discount on acquired loans and $6.5 million in deferred loan fees. The $7.8 million in unearned income recorded at December 31, 2012 consisted of $2.2 million in discount on acquired loans and $5.6 million in deferred loan fees.

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

The following tables are a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the nine months ended September 30, 2013 and 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2013	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions	(115,032)	—	—	(115,032)
Accretion of loan discount	—	—	40,240	40,240
Changes in contractual and expected cash flows due to remeasurement	(17,079)	17,656	621	1,198
Reduction due to removals	(16,235)	498	6,544	(9,193)
Balance at September 30, 2013	$407,762	$(19,217)	$(119,483)	$269,062

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2012	$835,556	$(91,317)	$(259,669)	$484,570
Principal reductions	(131,812)	—	—	(131,812)
Accretion of loan discount	—	—	69,045	69,045
Changes in contractual and expected cash flows due to remeasurement	(71,478)	51,802	(6,077)	(25,753)
Reduction due to removals	(20,130)	3,138	8,219	(8,773)
Balance at September 30, 2012	$612,136	$(36,377)	$(188,482)	$387,277
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

The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	September 30, 2013	December 31, 2012
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$11,995	$9,299
Real estate:
One-to-four family residential	2,220	2,349
Commercial and multifamily residential	14,025	19,204
Total real estate	16,245	21,553
Real estate construction:
One-to-four family residential	3,685	4,900
Total real estate construction	3,685	4,900
Consumer	4,036	1,643
Total nonaccrual loans	35,961	37,395
Noncovered other real estate owned and other personal property owned	23,641	11,108
Total nonperforming noncovered assets	$59,602	$48,503

Total assets	$7,150,297	$4,906,335
Covered assets, net	314,898	407,693
Noncovered assets	$6,835,399	$4,498,642
At September 30, 2013, nonperforming noncovered assets were $59.6 million, compared to $48.5 million at December 31, 2012. The increase was due to the acquisition of West Coast Bank, which added $33.6 million of nonperforming assets. Exclusive of the West Coast acquisition, nonperforming noncovered assets decreased $22.5 million during the nine months ended September 30, 2013 as a result of $15.0 million in loan payments, $13.4 million in loans returning to accrual status, $9.8 million in OREO and OPPO sales, $5.6 million in loan and OREO write-downs, partially offset by $21.3 million in new nonaccrual loans. The percent of nonperforming, noncovered assets to period-end noncovered assets at September 30, 2013 was 0.87% compared to 1.08% for December 31, 2012.
Other Real Estate Owned: During the nine months ended September 30, 2013, noncovered OREO increased $12.7 million. The following table sets forth activity in noncovered OREO for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$10,676	$22,893
Established through acquisitions	14,708	—
Transfers in, net of write-downs ($90 and $24, respectively)	9,190	6,527
OREO improvements	—	11
Additional OREO write-downs	(1,636)	(4,232)
Proceeds from sale of OREO property	(10,295)	(15,069)
Gain on sale of OREO, net	900	745
Total noncovered OREO, end of period	$23,543	$10,875
Other Personal Property Owned: During the nine months ended September 30, 2013, noncovered OPPO declined $334 thousand as a result of sales.

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
At September 30, 2013, our allowance for loan and lease losses for noncovered loans was $55.8 million, or 1.33% of total noncovered loans (excluding loans held for sale) and 155% of nonperforming, noncovered loans. This compares with an allowance of $52.2 million, or 2.07% of total noncovered loans (excluding loans held for sale), and 140% of nonperforming, noncovered loans at December 31, 2012. The decrease in the allowance percentage compared to December 31, 2012 resulted from including acquired loans in the ratio, for which only a small allowance was estimated at quarter-end given management's judgment that current net acquisition accounting adjustments still significantly address the estimated credit losses in acquired loans. Excluding acquired loans, the allowance at September 30, 2013 represented 1.73% of noncovered loans. This decrease compared to December 31, 2012 reflects improvements in core asset quality during current year.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$51,698	$52,196	$52,244	$53,041
Charge-offs:
Commercial business	(755)	(3,775)	(3,030)	(8,178)
One-to-four family residential	(47)	(49)	(191)	(499)
Commercial and multifamily residential	(657)	(592)	(2,054)	(5,108)
One-to-four family residential construction	—	(325)	(133)	(1,426)
Commercial and multifamily residential construction	—	—	—	(93)
Consumer	(453)	(500)	(1,262)	(1,968)
Total charge-offs	(1,912)	(5,241)	(6,670)	(17,272)
Recoveries
Commercial business	854	277	1,319	1,314
One-to-four family residential	39	157	180	202
Commercial and multifamily residential	332	446	509	1,338
One-to-four family residential construction	461	404	2,649	906
Commercial and multifamily residential construction	—	63	—	64
Consumer	112	350	353	809
Total recoveries	1,798	1,697	5,010	4,633
Net charge-offs	(114)	(3,544)	(1,660)	(12,639)
Provision (recapture) for loan and lease losses	4,260	2,875	5,260	11,125
Ending balance	$55,844	$51,527	$55,844	$51,527
Total noncovered loans, net at end of period, excluding loans held of sale	$4,193,732	$2,476,844	$4,193,732	$2,476,844
Allowance for loan and lease losses to period-end noncovered loans	1.33%	2.08%	1.33%	2.08%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,465	$1,665	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	200	250	750	380
Ending balance	$2,665	$1,915	$2,665	$1,915

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
At September 30, 2013, the FDIC loss-sharing asset was $53.6 million which was comprised of a $48.4 million FDIC indemnification asset and a $5.2 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$67,374	$140,003	$96,354	$175,071
Adjustments not reflected in income
Cash received from the FDIC	(1,484)	(14,881)	(7,871)	(49,194)
FDIC reimbursable losses, net	(505)	(494)	522	587
Adjustments reflected in income
Amortization, net	(9,890)	(9,694)	(29,470)	(33,418)
Loan impairment (recapture)	(758)	(3,193)	(1,343)	18,705
Sale of other real estate	(1,479)	(1,315)	(5,076)	(4,881)
Write-downs of other real estate	220	1,141	373	4,503
Other	81	110	70	304
Balance at end of period	$53,559	$111,677	$53,559	$111,677

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $1.86 billion since year-end 2012 due to the acquisition of West Coast.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2013 CDARS® deposits and brokered money market deposits were $76.5 million, or 1% of total deposits, compared to $26.7 million at year-end 2012. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$2,110,887	35.5%	$1,321,171	32.7%
Interest bearing demand	1,156,045	19.4%	870,821	21.5%
Money market	1,604,256	27.0%	1,043,459	25.8%
Savings	488,985	8.2%	314,371	7.8%
Certificates of deposit less than $100,000	302,785	5.1%	252,544	6.2%
Total core deposits	5,662,958	95.2%	3,802,366	94.0%
Certificates of deposit greater than $100,000	209,059	3.5%	212,924	5.3%
Certificates of deposit insured by CDARS®	23,566	0.4%	26,720	0.7%
Brokered money market accounts	52,937	0.9%	—	—%
Subtotal	5,948,520	100.0%	4,042,010	100.0%
Premium resulting from acquisition date fair value adjustment	447		75
Total deposits	$5,948,967		$4,042,085
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At September 30, 2013 we had FHLB advances of $34.0 million, before acquisition date fair value adjustments compared to $6.0 million at December 31, 2012. The increase in FHLB borrowings related to the acquisition of West Coast.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2013 and December 31, 2012 we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At September 30, 2013, we had commitments to extend credit of $1.42 billion compared to $908.5 million at December 31, 2012.
Capital Resources
Shareholders’ equity at September 30, 2013 was $1.05 billion, an increase from $764.0 million at December 31, 2012, primarily due to shares issued in conjunction with the acquisition of West Coast. Shareholders’ equity was 15% of total period-end assets at September 30, 2013 compared to 16% at December 31, 2012.
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
The decrease in the Company's capital ratios from December 31, 2012 was primarily due to our deployment of capital for the acquisition of West Coast. The Company and its banking subsidiary qualify as “well-capitalized” at September 30, 2013 and December 31, 2012.

	Company		Columbia Bank		Requirements
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.44%	20.62%	13.18%	17.87%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.18%	19.35%	11.92%	16.60%	4.00%	6.00%
Leverage ratio	10.13%	12.78%	8.87%	11.07%	4.00%	5.00%
Stock Repurchase Program
In 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first nine months of 2013.

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

The following table reconciles the Company's calculation of the operating net interest margin to the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net interest margin	5.37%	5.52%	5.21%	5.99%
Adjustments to net interest margin to arrive at operating net interest margin:
Incremental accretion income on FDIC acquired impaired loans	(0.46)%	(1.06)%	(0.55)%	(1.41)%
Incremental accretion income on other FDIC acquired loans	(0.02)%	(0.06)%	(0.05)%	(0.15)%
Incremental accretion income on other acquired loans	(0.66)%	—%	(0.47)%	—%
Premium amortization on acquired securities	0.16%	—%	0.13%	—%
Interest reversals on nonaccrual loans	0.02%	—%	0.02%	—%
Prepayment charges on FHLB advances	—%	—%	0.04%	—%
Operating net interest margin	4.41%	4.40%	4.33%	4.43%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2013, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2012. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K.

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
On October 3, 2012, a class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah against West Coast, its directors, and the Company challenging the merger: Gary M. Klein v. West Coast Bancorp, et al., Case No. 1210-12431. The complaint names as defendants West Coast, all of the former members of West Coast's board of directors, and the Company. The complaint alleges that the West Coast directors breached their fiduciary duties to West Coast and West Coast shareholders by agreeing to the merger at an unfair price. The complaint also alleges that the merger was being driven by an unfair process, that the directors approved provisions in the merger agreement that constitute preclusive deal protection devices, that certain large shareholders of West Coast were using the merger as an opportunity to sell their illiquid holdings in West Coast, and that West Coast directors and officers would obtain personal benefits from the merger not shared equally by other West Coast shareholders. The complaint further alleges that West Coast and the Company aided and abetted the directors' alleged breaches of their fiduciary duties. Thereafter, a second lawsuit challenging the merger was filed in the Circuit Court of the State of Oregon for Clackamas County: Leoni v. West Coast Bancorp et al., Case No. CV12100728. The two lawsuits have been consolidated for all purposes in the Circuit Court of the State of Oregon for Multnomah County.

While the Company believes that the claims in both complaints were without merit, the Company agreed, in order to avoid the expense and burden of continued litigation and pursuant to the terms of the proposed settlement, to make certain supplemental disclosures in the joint proxy statement/prospectus related to the merger. Accordingly, prior to the closing of the merger on April 1, 2013, West Coast and the other defendants in the two actions entered into a memorandum of understanding to settle both actions. Pursuant to the memorandum of understanding, Plaintiffs’ counsel has conducted certain confirmatory discovery, and the Company has now approved the form of a stipulation of settlement, which is in the process of being finalized and submitted for court approval. The stipulation of settlement is subject to customary conditions, including court approval following notice to West Coast's stockholders. In the event that all of the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Circuit Court of the State of Oregon for Multnomah County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders before final approval of the settlement. There can be no assurance that all of the parties will ultimately enter into the stipulation of settlement or that the Circuit Court of the State of Oregon for Multnomah County will approve the settlement even if all of the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1+*	Supplemental Executive Retirement Plan Agreement between the Company and Clint Stein, effective June 1, 2013

10.2+*	Supplemental Executive Retirement Plan Agreement between the Company and Andrew McDonald, effective June 1, 2013

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith
*    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 4, 2013	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2013	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1+*	Supplemental Executive Retirement Plan Agreement between the Company and Clint Stein, effective June 1, 2013

10.2+*	Supplemental Executive Retirement Plan Agreement between the Company and Andrew McDonald, effective June 1, 2013

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith
*    Management contract or compensatory plan or arrangement