Form 10-K
period 2013-12-31
COLUMBIA BANKING SYSTEM INC
filed 2014-03-03
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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
☒  Large Accelerated Filer        ☐  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2013 was $1,204,816,739 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2014 was 51,282,776.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2014 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2013

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

•	the local housing/real estate markets where we operate and make loans could face challenges;

•
the risks presented by an uncertain economy, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	the inability to smoothly integrate West Coast Bancorp with Columbia and retain customers and employees;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•
continued consolidation in the Pacific Northwest financial services industry resulting in the creation of larger financial institutions who may have greater resources could change the competitive landscape;

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

PART I

ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,”, “the Company”, and "Columbia") is a registered bank holding company whose wholly owned banking subsidiary is Columbia State Bank (“Columbia Bank” or “the Bank”). Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals. As part of the acquisition of West Coast Bancorp on April 1, 2013, the Company also acquired West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Portland and Salem, Oregon.
Columbia Bank was established in 1993 to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state bank holding companies, which created dislocation of customers.
At December 31, 2013 Columbia Bank had 142 branch locations in Washington and Oregon. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the Federal Deposit Insurance Corporation (“FDIC”). Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, and the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to continue to be a leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized as the bank of choice for retail deposit customers, small to medium-sized businesses and affluent households in all markets we serve.
We have established a network of 142 branches in Washington and Oregon as of December 31, 2013 from which we intend to grow market share. We operate 65 branches in western Washington, 15 branches in eastern Washington, 52 branches in western Oregon, and 10 branches in eastern Oregon. Washington counties include: Adams, Asotin, Benton, Clallam, Clark, Cowlitz, Franklin, Grant, Jefferson, King, Kitsap, Klickitat, Mason, Pierce, Skagit, Snohomish, Spokane, Thurston, Walla Walla, Whatcom, Whitman and Yakima. Oregon counties include Clackamas, Clatsop, Deschutes, Hood River, Jefferson, Lane, Lincoln, Marion, Multnomah, Polk, Tillamook, Umatilla, Wasco, Washington and Yamhill.
Our branch system funds our lending activities and allows for increased contact with customers, better serving both retail and business depositors. We believe this approach enables us to expand lending activities while attracting a stable core deposit base and enhancing utilization of our full range of products and services. To support our strategy of market penetration and increased profitability while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network. Our branch system and other delivery channels are continually evaluated as an important component of ongoing efforts to improve efficiencies without compromising customer service.
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and diverse loan and deposit portfolios, building our strong core deposit base, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments, and other financial services. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branches in key locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.

To that end, on April 1, 2013, the Company completed its acquisition of West Coast Bancorp ("West Coast"). The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value, and approximately $1.88 billion in deposits. See Note 2 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report for further information regarding this acquisition.

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

Personal Banking	Business Banking	Wealth Management
• Checking and Saving Accounts	• Agricultural Lending	• Investment Services through CB Financial Services
• Consumer Lending	• Cash Management	• Private Banking
• Electronic Bill Pay	• Checking and Saving Accounts	• Professional Banking
• Online Banking	• Commercial & Industrial Lending	• Trust Services
• Mobile Banking	• International Banking
• Residential Lending	• Merchant Card Services
• VISA® Card Services	• Mobile Banking
• Municipal Lending
• Online Banking
• Real Estate and Real Estate Construction Lending
• Remote Deposit Capture
• SBA Lending
• Small Business Services
• VISA® Card Services
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

Business Banking: We offer our business banking customers the foundation of a variety of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. In addition to these core banking products we provide a breadth of services to support the complete financial needs of small and middle market businesses including Wealth Management, Cash Management, Professional Banking, International Banking, VISA Credit Cards, Merchant Services and Commercial Lending.
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
International Banking
Columbia Bank’s International services division offers a range of financial services to help forward-thinking independent businesses explore global markets and conduct international trade smoothly and expediently. We are proud to provide small and mid-size businesses with the same caliber of expertise and personalized service that national banks usually limit to large businesses. Our experience with foreign currency exchange, letters of credit, foreign collections and trade finance services can help independent companies open the door to new markets and suppliers overseas.
Merchant Card Services
Business clients that use Columbia’s Merchant Card Services have the ability to accept Visa®, MasterCard® and Discover® sales drafts for deposit directly into their business checking account. Merchants are provided with a comprehensive accounting system tailored to their needs, which includes month-to-date credit card deposit information on a transaction statement. Internet access is available, allowing business customers to review merchant statements, authorized, captured, cleared and settled transactions. Columbia offers state-of-the-art point of sale solutions to suit our customers’ needs for card acceptance, including terminals, mobile platforms, virtual terminals and on-line applications.
Business VISA® Debit and Credit Cards
We offer our business banking customers a selection of Visa® Cards including the Business Debit Card that works like a check wherever Visa® is accepted. We partner with Elan Financial Services to offer a variety of Visa® Credit Cards that come with important business features including award-winning expense management tools, free employee cards and added security benefits. A specialty community card for nonprofit organizations and municipalities is also available.

Wealth Management: We offer tailored solutions to high net-worth individuals, families and professional businesses in the areas of private banking, professional banking, financial services and trust and estate services.
CB Financial Services
Located at Columbia State Bank, CB Financial Services(1), offers a comprehensive array of financial solutions that focuses on wealth management by delivering personalized service and experience through dedicated Financial Advisors serving various geographical areas.
Comprehensive solutions include:
• Individual and Business Retirement Solutions: 401(k) plans, SEPs, IRAs, SIMPLE, Profit Sharing, Non-Qualified Deferred Compensation Plans, Money Pension Plans, Exit Planning Strategies.
• Insurance Solutions: Long-Term Care, Disability, Life Insurance (Key Man Life Insurance, Buy-Sell Agreements).
• Wealth Management: Professional Asset Management, Strategic Asset Allocation, Fixed Income (Bond) Investing (Municipal, Corporate, Government), Exchange Traded Funds (ETFs), Annuities, Mutual Funds, Equities.
• Financial Planning: Asset Allocation, Net Worth Analysis, Estate Planning & Preservation(2), Education Funding, Wealth Transfer.
Private Banking
Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and cash management services, credit services, and wealth management strategies. Each private banker coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.
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
Trust and Investment Services
Trust services are provided through Columbia Bank Trust and West Coast Trust. We offer a wide range of high quality fiduciary, investment and administrative trust services, coupled with local, personalized attention to the unique requirements of each trust. Services include Personal Trusts, Special Needs (Supplemental) Trusts, Estate Settlement Services, Investment Agency and Charitable Management Services.
Our highly skilled and experienced professionals are fully dedicated to providing the information, diligence and care to help our customers achieve their financial goals and plan for a better future.

__________

(1)
Securities and insurance products are offered through Cetera Investment Services LLC (doing insurance business in CA as CFGIS Insurance Agency), member FINRA/SIPC. Advisory services are offered through Cetera Investment Advisers LLC. Neither firm is affiliated with the financial institution where investment services are offered.

* Investment products are Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.

(2)	For a comprehensive review of your personal situation, always consult a tax or legal Advisor. Neither Cetera, nor any of its representatives may give legal or tax advice.

Competition
Our industry remains highly competitive despite uncertain economic conditions. Several other financial institutions with greater resources compete for banking business in our market areas. These competitors have the ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to compete with non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for deposits, loans, and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level with faster transaction turnaround time.

Market Areas
With the acquisition of West Coast, Columbia ranked seventh in deposit market share(1) in both Washington and Oregon, with 2013 state deposit market share of 3.00% and 3.94% respectively. We continue to pursue initiatives that will improve our operating efficiency through the combination of increased revenues and lower expenses. These initiatives have led to consolidation of branches and operating systems. At year-end we had 142 branches, down from a combined 159 branches in September 2012 when we announced the West Coast acquisition.
Washington: Approximately 26%, or 21 of our 80 Washington branches are located in Pierce County, with an estimated 2013 population of 815,000 residents. At June 30, 2013 our Pierce County branch locations’ share of the county’s total deposit market was over 18%(1), ranking first among our competition. Also located in Pierce County is our Company headquarters in the city of Tacoma and two nearby operational facilities. Some of the most significant contributors to the Pierce County economy are the Port of Tacoma, whose activities are related to more than 43,000 jobs in the county and well over 110,000 in the state of Washington; Joint Base Lewis-McChord is the third largest employer in Pierce County, accounting for over 20% of the County’s total employment, and the manufacturing industry which supplies the Boeing Company.
We operate 12 branch locations in King County, including Seattle, Bellevue and Redmond. King County, which is Washington’s most highly populated county at over two million residents, is a market that has significant growth potential for our Company. At June 30, 2013 we ranked 14th in our share of the King County deposit market or just over 1%(1); and continue to make inroads within this market through the strategic outreach of our banking teams. The north King County economy is primarily made up of the aerospace, construction, computer software and biotechnology industries. South King County, with its close proximity to Pierce County, is considered a natural extension of our primary market area. The economy of south King County is predominantly comprised of residential communities supported by light industrial, retail, aerospace and distributing and warehousing industries.
Columbia ranks first in market share in Pierce County, Bainbridge Island, the Enumclaw Plateau and Cowlitz County(1). We also have locations in Adams, Asotin, Benton, Clallam, Clark, Franklin, Grant, Jefferson, Kitsap, Klickitat, Lewis, Mason, Skagit, Snohomish, Spokane, Thurston, Walla Walla, Whatcom, Whitman, and Yakima counties.
Oregon: With the acquisition of West Coast in April 2013, we significantly expanded our market area in Oregon, bringing our total to 62 branch locations in the state at the end of 2013. Approximately 21%, or 13 of our 62 Oregon branches are located in Clackamas and Multnomah counties. Both counties are part of the Portland metropolitan area, the most populous in the state, and another area with significant growth potential for Columbia. At June 30, 2013, our combined Clackamas and Multnomah branch locations share of the counties’ total deposit market was 7.2%(1), up from 0.78% for the prior year. The principal industries in the metropolitan area include manufacturing, transportation, wholesale and retail trade, and tourism. Oregon has no sales tax, and attracts shoppers from southwest Washington. Approximately 19% of our Oregon branches are in Marion County, the location of Salem, the state capital. Our total deposit market share in this county was 15.1%(1) at June 30, 2013. While government is the county’s primary employer, Marion County is the leader in agricultural production among all other counties in the state.
Columbia ranks first in deposit market share in Clatsop (29%), Hood River (23%), Lincoln (22%) and Wasco counties(1). Other Oregon counties we serve include Clackamas, Deschutes, Jefferson, Lane, Marion, Multnomah, Polk, Tillamook, Umatilla, Washington and Yamhill. Columbia Bank ranks seventh(1) in total deposit market share in Oregon, with just under 4% of the deposit market share.
For additional information regarding our branches, see Item 2. "Properties" of this report.

___________
(1) Source: FDIC Annual Summary of Deposit Report as of June 30, 2013.

Employees
As of December 31, 2013 the Company employed approximately 1,695 full-time equivalent employees, a 41% increase from 1,198 employees at December 31, 2012. The increase was primarily due to the acquisition of West Coast during the second quarter of 2013. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees was demonstrated by Columbia Bank being honored as one of the Puget Sound Business Journal’s “Washington’s Best Workplaces” for the seventh consecutive year.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.
 Additionally, reports filed with the SEC can be obtained through our website at www.columbiabank.com. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not intended to be incorporated by reference into this report.
Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the name Columbia Bank in Washington and Oregon. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.
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
Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights.
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

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions, including limitations on growth.
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
Dividends
The principal source of the Company's cash is from dividends received from Columbia Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank's ability to pay dividends that are greater than the bank's retained earnings without approval of the applicable banking agency. Basel III introduces additional limitations on banks’ ability to issue dividends by imposing a capital conservation buffer requirement.
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
Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions. Some of the thresholds have been revised under Basel III, which will become effective for insured depository institutions in 2015.

Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. In addition to the standards agreed to by the Basel III Committee, the U.S. implementing rules also incorporate certain provisions of the Dodd-Frank Act. Among other things, Basel III:

•	Creates “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition;

•	Establishes a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and adds a 2.5 percent capital conservation buffer;

•	Increases the required Tier 1 Capital risk-based ratio to 6.0 percent and the required total capital risk-based capital ratio to 8.0 percent;

•	Increases the required leverage ratio to 4.0 percent; and

•
Allows for permanent grandfathering of non-qualified instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institutions holding companies with less than $15 billion in total assets as of year-end 2009, subject to a limit of 25 percent of Tier 1 capital.

The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation of currently released regulations for banks not subject to the advanced approach rule, such as the Company and Columbia Bank, will not begin until January 1, 2015. Certain aspects of Basel III will be phased in over a period of time after January 1, 2015. Management believes that, as of December 31, 2013, the Company would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
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
Anti-Money Laundering and Anti-terrorism
Bank Secrecy Act and USA Patriot Act of 2001. The Bank Secrecy Act (the "BSA") requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act further augments and strengthens the requirements set forth in the BSA. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Columbia Bank has established compliance programs designed to comply with the BSA and USA Patriot Act requirements.
Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLBA") brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.
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
The Dodd-Frank Act
As a result of the financial crisis, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and Columbia Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes. The CFPB has issued numerous additional regulations that will likely become industry best practice and increase the compliance burden of Columbia Bank.

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
The long-term success of our acquisition of West Coast will depend upon our ability to successfully continue to integrate the two organizations.
On April 1, 2013, we completed the acquisition of West Coast. The long-term success of our acquisition of West Coast will depend upon, among other things, the ability to continue to successfully integrate the organizations and their cultures. If we are not able to achieve this objective, the anticipated benefits of the acquisition may not be realized fully, or may take longer than expected to be realized.
Our decisions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
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

In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Among other provisions, the legislation (i) created a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance. In addition, the CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks with greater than $10 billion in assets.  Should Columbia grow to more than $10 billion in assets it could see a substantial increase in the cost and burden of compliance for Columbia Bank.
Basel III is expected to be phased in between 2013 and 2019. Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place. The implementation of these new standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. The new legislation and regulations are expected to increase the overall costs of regulatory compliance.
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
We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or any worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition and results of operations, as well as the trading price of our common stock.
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

We may not be able to attract or retain key employees.
We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and other key employees. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
We strive to attract and retain key executives, senior management and staff. Competition to attract the best professionals in the industry can be intense which may limit our ability to hire new professionals. Revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.
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
Our ability to sustain or improve upon existing performance is dependent upon our ability to respond to technological change, and we may have fewer resources than some of our competitors to continue to invest in technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal Columbia Bank properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, and two operations facilities in Lakewood, Washington.
The Company’s branch network as of December 31, 2013 is made up of 142 branches located throughout several Washington and Oregon counties compared to 99 branches at December 31, 2012. The number of branches per county, as well as whether it is owned or operated under a lease agreement is detailed in the following table.

	Number of Branches	Occupancy Type
County		Owned	Leased
Pierce	21	16	5
King	13	8	5
Kitsap	6	3	3
Snohomish	5	5	—
Thurston	4	3	1
Skagit	3	3	—
Clark	3	—	3
Other Washington counties	25	23	2
Total Washington branches	80	61	19
Marion	12	4	8
Washington	9	1	8
Clackamas	7	1	6
Multnomah	6	1	5
Lincoln	5	3	2
Clatsop	4	4	—
Deschutes	3	2	1
Polk	3	2	1
Yamhill	3	2	1
Other Oregon counties	10	8	2
Total Oregon branches	62	28	34
Total Columbia Bank branches	142	89	53
For additional information concerning our premises and equipment and lease obligations, see Notes 9 and 16, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
While the Company believes that the claims in both complaints were without merit, the Company agreed, in order to avoid the expense and burden of continued litigation and pursuant to the terms of the proposed settlement, to make certain supplemental disclosures in the joint proxy statement/prospectus related to the merger. Accordingly, prior to the closing of the merger on April 1, 2013, West Coast and the other defendants in the two actions entered into a memorandum of understanding to settle both actions. Pursuant to the memorandum of understanding, Plaintiffs’ counsel has conducted certain confirmatory discovery, and the Company approved the form of a stipulation of settlement, which has been executed by the parties. The stipulation of settlement is subject to customary conditions, including court approval following notice to West Coast's stockholders. On February 18, 2014, the Circuit Court of the State of Oregon for Multnomah County conducted a final hearing to consider the fairness, reasonableness, and adequacy of the settlement and entered an order approving settlement. The order resolves and releases all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders before final approval of the settlement.
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
Quarterly Common Stock Prices and Dividends
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2013	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$22.08	$18.27	$0.10	$—	$0.10
Second quarter	$23.88	$19.85	0.10	—	0.10
Third quarter	$25.59	$23.17	0.10	—	0.10
Fourth quarter	$28.37	$23.53	0.11	—	0.11
For the year	$28.37	$18.27	$0.41	$—	$0.41

			Cash Dividends Declared
2012	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$23.35	$19.65	$0.08	$0.29	$0.37
Second quarter	$23.52	$17.38	0.08	0.14	0.22
Third quarter	$19.85	$17.22	0.09	0.21	0.30
Fourth quarter	$19.15	$16.18	0.09	—	0.09
For the year	$23.52	$16.18	$0.34	$0.64	$0.98
On December 31, 2013, the last sale price for our stock on the NASDAQ Global Select Market was $27.49. At January 31, 2014, the number of shareholders of record was 2,358. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2013, a total of 116,197 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Subsequent to year end, on January 23, 2014 the Company declared a quarterly cash dividend of $0.12 per share payable on February 19, 2014, to shareholders of record at the close of business on February 5, 2014.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2013:

	Year ended December 31, 2013
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	116,197	$65.01	945,704
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)
Includes shares to be issued upon exercise of options under plans of West Coast Bancorp, Bank of Astoria, Mountain Bank Holding Company and Town Center Bancorp, which were assumed as a result of their acquisitions.

(2)	Consists of shares that are subject to outstanding options.

(3)
Includes 369,792 shares available for future issuance under the stock option and equity compensation plan and 575,912 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2013.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2013:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
10/1/2013 - 10/31/2013	1,531	$24.70	—	2,000,000
11/1/2013 - 11/30/2013	—	—	—	2,000,000
12/1/2013 - 12/31/2013	—	—	—	2,000,000
	1,531	$24.70	—

(1)
All common share repurchases during the quarter relate to shares withheld to pay taxes due upon vesting of restricted stock. During the three months ended December 31, 2013, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in 2011, originally authorized the repurchase of up to 2 million shares.

Five-Year Stock Performance Graph
The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market), the SNL Bank NASDAQ (comprised of banks listed on the NASDAQ exchange) and the SNL Columbia Peer Group (comprised of banks with assets of $1 billion to $5 billion, all of which are located in the western United States). As the Company has recently increased in total assets beyond the $1 to $5 billion range, the comparison to the SNL Columbia Peer Group is being replaced by a comparison to the SNL Bank NASDAQ.
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite, the SNL Bank NASDAQ and the SNL Columbia Peer Group was $100 on December 31, 2008, and that all dividends were reinvested.

Index	Period Ending
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Columbia Banking System, Inc.	100.00	136.52	178.07	165.46	161.94	252.60
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48
SNL Columbia Peer Group	100.00	86.58	93.69	76.46	95.84	128.04
Source: SNL Financial LC, Charlottesville, VA

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2013	2012	2011	2010	2009
	(dollars in thousands except per share amounts)
For the Year
Interest income	$296,935	$248,504	$251,271	$185,879	$143,035
Interest expense	$5,840	$9,577	$14,535	$21,092	$27,683
Net interest income	$291,095	$238,927	$236,736	$164,787	$115,352
Provision for loan and lease losses, excluding covered loans	$3,160	$13,475	$7,400	$41,291	$63,500
Noninterest income (loss)	$26,700	$27,058	$(9,283)	$52,781	$29,690
Noninterest expense	$230,886	$162,913	$155,759	$137,147	$94,488
Net income (loss)	$60,016	$46,143	$48,037	$30,784	$(3,968)
Net income (loss) applicable to common shareholders	$59,984	$46,143	$48,037	$25,837	$(8,371)
Per Common Share
Earnings (loss) (Basic)	$1.24	$1.16	$1.22	$0.73	$(0.38)
Earnings (loss) (Diluted)	$1.21	$1.16	$1.21	$0.72	$(0.38)
Book Value	$20.50	$19.25	$19.23	$17.97	$16.13
Averages
Total assets	$6,558,517	$4,826,283	$4,509,010	$4,248,590	$3,084,421
Interest-earning assets	$5,754,543	$4,246,724	$3,871,424	$3,583,728	$2,783,862
Loans, including covered loans	$4,140,826	$2,900,520	$2,607,266	$2,485,650	$2,124,574
Securities	$1,474,744	$1,011,294	$928,891	$720,152	$584,028
Deposits	$5,420,577	$3,875,666	$3,541,399	$3,270,923	$2,378,176
Core deposits	$5,146,776	$3,609,467	$3,218,425	$2,828,246	$1,945,039
Shareholders’ equity	$979,099	$761,185	$730,726	$668,469	$462,127
Financial Ratios
Net interest margin	5.16%	5.77%	6.27%	4.76%	4.33%
Return on average assets	0.92%	0.96%	1.07%	0.72%	(0.13)%
Return on average common equity	6.14%	6.06%	6.57%	4.15%	(2.16)%
Efficiency ratio (tax equivalent) (2)	66.16%	69.17%	70.68%	67.56%	61.53%
Average equity to average assets	14.93%	15.77%	16.21%	15.73%	14.98%
At Year End
Total assets	$7,161,582	$4,906,335	$4,785,945	$4,256,363	$3,200,930
Covered assets, net	$289,790	$407,648	$560,055	$531,504	$—
Loans, excluding covered loans	$4,219,451	$2,525,710	$2,348,371	$1,915,754	$2,008,884
Allowance for noncovered loan and lease losses	$52,280	$52,244	$53,041	$60,993	$53,478
Securities	$1,696,640	$1,023,484	$1,050,325	$781,774	$631,645
Deposits	$5,959,475	$4,042,085	$3,815,529	$3,327,269	$2,482,705
Core deposits	$5,696,357	$3,802,366	$3,510,435	$2,998,482	$2,072,821
Shareholders’ equity	1,053,249	764,008	759,338	706,878	528,139
Nonperforming Assets, Excluding Covered Assets
Nonaccrual loans	34,015	37,395	53,483	89,163	110,431
Other real estate owned and other personal property owned	23,918	11,108	31,905	30,991	19,037
Total nonperforming assets, excluding covered assets	$57,933	$48,503	$85,388	$120,154	$129,468
Nonperforming loans to year end loans, excluding covered loans	0.81%	1.48%	2.28%	4.65%	5.50%
Nonperforming assets to year end assets, excluding covered assets	0.84%	1.08%	2.02%	3.23%	4.04%
Allowance for loan and lease losses to year end loans, excluding covered loans (3)	1.24%	2.07%	2.26%	3.18%	2.66%
Allowance for loan and lease losses to nonperforming loans, excluding covered loans	153.70%	139.71%	99.17%	68.41%	48.43%
Net loan charge-offs	$3,124	$14,272	$15,352	$33,776	$52,769
Other nonfinancial data
Full-time equivalent employees	1,695	1,198	1,256	1,092	715
Banking branches	142	99	102	84	52
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)
Noninterest expense, excluding net benefit of operation of other real estate and other personal property, FDIC clawback liability and acquisition-related expenses, divided by the sum of (1)net interest income on a tax equivalent basis, excluding incremental accretion income on the acquired loan portfolio, premium amortization on acquired securities, interest reversals on nonaccrual loans, and prepayment expenses on FHLB advances, and (2)noninterest income on a tax equivalent basis, excluding gain/loss on investment securities and the change in FDIC loss-sharing asset.

(3)
The allowance for loan and lease losses to nonperforming loans, excluding covered loans was impacted by including recently acquired loans in the ratio, which had a fair value discount applied as of the acquisition date. Please refer to the section titled “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” in

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this report for further discussion.

.
Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Interest Income:
Loans	$266,284	$219,433	$218,420	$157,292	$117,062
Taxable securities	20,459	18,276	21,870	18,276	17,300
Tax-exempt securities	9,837	9,941	10,142	9,348	8,458
Federal funds sold and deposits with banks	355	854	839	963	215
Total interest income	296,935	248,504	251,271	185,879	143,035
Interest Expense:
Deposits	3,962	5,887	10,478	16,733	23,250
Federal Home Loan Bank advances	(404)	2,608	2,980	2,841	2,759
Prepayment charge on Federal Home Loan Bank advances	1,548	603	—	—	—
Long-term obligations	—	—	579	1,029	1,197
Other borrowings	734	479	498	489	477
Total interest expense	5,840	9,577	14,535	21,092	27,683
Net Interest Income	291,095	238,927	236,736	164,787	115,352
Provision for noncovered loan and lease losses	3,160	13,475	7,400	41,291	63,500
Provision (recapture) for losses on covered loans	(3,261)	25,892	(1,648)	6,055	—
Net interest income after provision	291,196	199,560	230,984	117,441	51,852
Noninterest income (loss)	26,700	27,058	(9,283)	52,781	29,690
Noninterest expense	230,886	162,913	155,759	137,147	94,488
Income (loss) before income taxes	87,010	63,705	65,942	33,075	(12,946)
Provision (benefit) for income taxes	26,994	17,562	17,905	2,291	(8,978)
Net Income (Loss)	$60,016	$46,143	$48,037	$30,784	$(3,968)
Less: Dividends on preferred stock	32	—	—	4,947	4,403
Net Income (Loss) Applicable to Common Shareholders	$59,984	$46,143	$48,037	$25,837	$(8,371)
Per Common Share
Earnings (loss) basic	$1.24	$1.16	$1.22	$0.73	$(0.38)
Earnings (loss) diluted	$1.21	$1.16	$1.21	$0.72	$(0.38)
Average number of common shares outstanding (basic)	47,993	39,260	39,103	35,209	21,854
Average number of common shares outstanding (diluted)	49,051	39,263	39,180	35,392	21,854
Total assets at year end	$7,161,582	$4,906,335	$4,785,945	$4,256,363	$3,200,930
Long-term obligations	$—	$—	$—	$25,735	$25,669
Cash dividends declared per common share	$0.41	$0.98	$0.27	$0.04	$0.07
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Selected Quarterly Financial Data (1)
The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2013 and 2012. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2013
Total interest income	$54,761	$82,268	$81,599	$78,307	$296,935
Total interest expense	1,279	2,279	1,184	1,098	5,840
Net interest income	53,482	79,989	80,415	77,209	291,095
Provision for noncovered loan and lease losses	(1,000)	2,000	4,260	(2,100)	3,160
Provision (recapture) for losses on covered loans	980	(1,712)	(947)	(1,582)	(3,261)
Noninterest income (loss)	1,658	6,808	7,622	10,612	26,700
Noninterest expense	38,049	64,504	64,714	63,619	230,886
Income before income taxes	17,111	22,005	20,010	27,884	87,010
Provision for income taxes	4,935	7,414	6,734	7,911	26,994
Net income	$12,176	$14,591	$13,276	$19,973	$60,016
Per Common Share (2)
Earnings (basic)	$0.31	$0.28	$0.26	$0.39	$1.24
Earnings (diluted)	$0.31	$0.28	$0.25	$0.38	$1.21
2012
Total interest income	$69,712	$62,114	$59,469	$57,209	$248,504
Total interest expense	2,649	2,413	2,204	2,311	9,577
Net interest income	67,063	59,701	57,265	54,898	238,927
Provision for noncovered loan and lease losses	4,500	3,750	2,875	2,350	13,475
Provision (recapture) for losses on covered loans	15,685	11,688	(3,992)	2,511	25,892
Noninterest income (loss)	9,574	11,828	(911)	6,567	27,058
Noninterest expense	44,352	39,825	40,936	37,800	162,913
Income before income taxes	12,100	16,266	16,535	18,804	63,705
Provision for income taxes	3,198	4,367	4,655	5,342	17,562
Net income	$8,902	$11,899	$11,880	$13,462	$46,143
Per Common Share (2)
Earnings (basic)	$0.22	$0.30	$0.30	$0.34	$1.16
Earnings (diluted)	$0.22	$0.30	$0.30	$0.34	$1.16
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
Valuation and Recoverability of Goodwill
Goodwill represented $344.0 million of our $7.16 billion in total assets and $1.05 billion in total shareholders’ equity as of December 31, 2013. The Company has one, single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
Under the Intangibles – Goodwill and Other topic of the FASB ASC, the testing for impairment may begin with an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When required, the goodwill impairment test involves a two-step process. In step one we would test goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is not deemed to be impaired, and no further testing is necessary. If the carrying amount of the reporting unit were to exceed the fair value of the reporting unit, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a hypothetical calculation that would determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit's fair value exceeded its carrying amount. As of December 31, 2013 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Even though we determined that there was no goodwill impairment during 2013, additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge.
Please refer to Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2013 Highlights

•	Consolidated net income for 2013 was $60.0 million, or $1.21 per diluted common share, compared with a net income of $46.1 million, or $1.16 per diluted common share, in 2012.

•
Net interest income for 2013 increased 22% to $291.1 million compared to $238.9 million for 2012. Interest income was $296.9 million in 2013, compared to $248.5 million in 2012. The increase was primarily due to the interest and accretion income related to the West Coast acquisition, which closed on April 1, 2013. Interest expense decreased $3.7 million due to lower average cost of interest-bearing deposits and lower Federal Home Loan Bank advance balances during the year.

•
Provision expense on noncovered loans was $3.2 million in 2013, compared to $13.5 million in 2012, a decrease of 77%. Provision expense on covered loans was a recapture of $3.3 million in 2013, compared to a provision of $25.9 million in 2012. The noncovered loan provision for the current year and prior year approximated net charge-offs for the respective period. The provision recapture on covered loans during the current year was due to increased expected future cash flows as remeasured during the current year when compared to the prior year's remeasurement.

•
Noninterest income was $26.7 million for 2013, a small decrease from $27.1 million for 2012. The decrease was primarily due to the adverse change of $20.6 million in the change in the FDIC loss-sharing asset, partially offset by increases of 18.4 million in service charges and other fees and $3.7 million in other noninterest expense.

•
Noninterest expense increased $68.0 million, or 42% to $230.9 million for 2013 due to additional ongoing noninterest expense resulting from the West Coast acquisition as well as the acquisition-related expenses of $25.5 million recorded in 2013, compared to only $1.8 million for the prior year period.

•	Total assets at December 31, 2013 were $7.16 billion, up 46% from $4.91 billion at the end of 2012, primarily due to the acquisition of West Coast.

•	Investment securities available for sale totaled $1.66 billion at December 31, 2013 compared to $1.00 billion at December 31, 2012.

•
Loans, excluding covered loans, were $4.22 billion, up 67% from $2.53 billion at the end of 2012. The increase from December 31, 2012 was due in large part to the acquisition of West Coast, which added $1.41 billion in loans.

•
The allowance for noncovered loan and lease losses was relatively unchanged at $52.3 million at December 31, 2013 compared to $52.2 million at December 31, 2012 due to improved loan quality on a substantially larger loan portfolio. The Company’s allowance amounts to 1.24% of total noncovered loans, compared with 2.07% at the end of 2012. This ratio was impacted by including recently acquired loans in the ratio, which had a fair value discount applied as of the acquisition date. Please refer to the section titled “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” for further discussion.

•
Nonperforming assets totaled $57.9 million at December 31, 2013, up from $48.5 million at December 31, 2012. The increase in nonperforming assets was primarily due to the nonperforming assets acquired from West Coast, which consisted of $9.4 million of nonaccrual loans and $6.9 million of other real estate owned at December 31, 2013. However, nonperforming assets to year end assets, excluding covered loans, decreased to 0.84% at December 31, 2013 compared to 1.48% at December 31, 2012. Net loan charge-offs were $3.1 million in 2013, compared with $14.3 million in 2012.

•
Deposits totaled $5.96 billion at December 31, 2013 compared to $4.04 billion at December 31, 2012. Core deposits totaled $5.70 billion at December 31, 2013, comprising 96% of total deposits compared to $3.80 billion, or 94%, of total deposits at December 31, 2012.

•
The Company is well capitalized with a total risk-based capital ratio of 14.68% at December 31, 2013 compared to 20.62% at December 31, 2012. The decrease in the total risk-based capital ratio was due to the deployment of capital for the acquisition of West Coast.

•	The number of branches increased from 99 at December 31, 2012 to 142 at December 31, 2013 due to the acquisition of West Coast.

Business Combinations
On April 1, 2013, the Company completed its acquisition of West Coast. The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value, and approximately $1.88 billion in deposits. See Note 2 to the Consolidated Financial Statements in "Item 8. Financial Statements" of this report for further information regarding this acquisition.
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
On May 20, 2011, the Bank acquired certain assets and assumed certain liabilities of Summit Bank from the FDIC, in an FDIC-assisted transaction. The Bank acquired approximately $131.1 million in assets and approximately $123.3 million in deposits located in three branches in the northern Puget Sound region of Washington. Summit Bank's loans and other real estate assets acquired of approximately $71.9 million are subject to a loss-sharing agreement with the FDIC. The Bank participated in a competitive bid process in which the accepted bid included a 0.75% deposit premium on non-brokered deposits and a negative bid of $9.5 million on net assets acquired.

RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Years ended December 31,
	2013	Amount	%	2012	Amount	%	2011	2010	2009
	(dollars in thousands, except per share amounts)
Interest income	$296,935	$48,431	19	$248,504	$(2,767)	(1)	$251,271	$185,879	$143,035
Interest expense	5,840	(3,737)	(39)	9,577	(4,958)	(34)	14,535	21,092	27,683
Net interest income	291,095	52,168	22	238,927	2,191	1	236,736	164,787	115,352
Provision for loan and lease losses	3,160	(10,315)	(77)	13,475	6,075	82	7,400	41,291	63,500
Provision (recapture) for losses on covered loans	(3,261)	(29,153)	(113)	25,892	27,540	(1,671)	(1,648)	6,055	—
Noninterest income (loss)	26,700	(358)	(1)	27,058	36,341	(391)	(9,283)	52,781	29,690
Noninterest expense:
Compensation and employee benefits	125,432	39,998	47	85,434	3,882	5	81,552	69,780	47,275
Other expense	105,454	27,975	36	77,479	3,272	4	74,207	67,367	47,213
Total	230,886	67,973	42	162,913	7,154	5	155,759	137,147	94,488
Income (loss) before income taxes	87,010	23,305	37	63,705	(2,237)	(3)	65,942	33,075	(12,946)
Provision (benefit) for income taxes	26,994	9,432	54	17,562	(343)	(2)	17,905	2,291	(8,978)
Net income (loss)	$60,016	$13,873	30	$46,143	$(1,894)	(4)	$48,037	$30,784	$(3,968)
Less: Dividends on preferred stock	32	32	—	—	—	—	—	4,947	4,403
Net income (loss) applicable to common shareholders	$59,984	$13,841	30	$46,143	$(1,894)	(4)	$48,037	$25,837	$(8,371)
Earnings (loss) per common share, diluted	$1.21	$0.05	4	$1.16	$(0.05)	(4)	$1.21	$0.72	$(0.38)
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
Net Interest Income Summary

	2013			2012			2011
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1)(3)	$3,783,925	$213,191	5.63%	$2,413,307	$131,413	5.45%	$2,064,568	$126,520	6.13%
Covered loans, net (2)	356,901	53,712	15.05%	487,213	88,785	18.22%	542,698	92,467	17.04%
Taxable securities	1,155,066	20,459	1.77%	740,418	18,276	2.47%	675,010	21,870	3.24%
Tax exempt securities (3)	319,678	15,262	4.77%	270,876	15,423	5.69%	253,881	15,736	6.20%
Interest-earning deposits with banks and federal funds sold	138,973	355	0.26%	334,910	854	0.26%	335,267	839	0.25%
Total interest-earning assets	5,754,543	302,979	5.27%	4,246,724	254,751	6.00%	3,871,424	257,432	6.65%
Other earning assets	111,228			76,327			57,518
Noninterest-earning assets	692,746			503,232			580,068
Total assets	$6,558,517			$4,826,283			$4,509,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$535,656	$1,998	0.37%	$543,349	$3,257	0.60%	$636,074	$5,093	0.80%
Savings accounts	445,666	94	0.02%	298,223	77	0.03%	247,073	152	0.06%
Interest-bearing demand	1,048,482	587	0.06%	790,887	869	0.11%	704,484	1,393	0.20%
Money market accounts	1,566,539	1,283	0.08%	1,051,171	1,684	0.16%	969,548	3,840	0.40%
Total interest-bearing deposits	3,596,343	3,962	0.11%	2,683,630	5,887	0.22%	2,557,179	10,478	0.41%
Federal Home Loan Bank advances (4)	51,030	1,144	2.24%	100,337	3,211	3.20%	120,419	2,980	2.47%
Long-term subordinated debt	—	—	—%	—	—	—%	14,746	579	3.93%
Other borrowings and interest-bearing liabilities	35,772	734	2.05%	25,000	479	1.92%	24,899	498	2.00%
Total interest-bearing liabilities	3,683,145	5,840	0.16%	2,808,967	9,577	0.34%	2,717,243	14,535	0.53%
Noninterest-bearing deposits	1,824,234			1,192,036			984,220
Other noninterest-bearing liabilities	72,039			64,095			76,821
Shareholders’ equity	979,099			761,185			730,726
Total liabilities & shareholders’ equity	$6,558,517			$4,826,283			$4,509,010
Net interest income		$297,139			$245,174			$242,897
Net interest spread			5.11%			5.66%			6.12%
Net interest margin			5.16%			5.77%			6.27%
Average interest-earning assets to average interest-bearing liabilities			156.24%			151.18%			142.48%
 __________

(1)
Nonaccrual loans were included in loans. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $3.3 million in 2013, $2.1 million in 2012 and $1.3 million in 2011. The accretion of net unearned discounts on certain acquired loans was $28.4 million in 2013, $5.9 million in 2012, and $14.3 million in 2011.

(2)
Incremental accretion on acquired impaired loans is included in covered loan interest earned. The incremental accretion income on acquired impaired loans was $29.8 million in 2013, $55.3 million in 2012 and $53.1 million in 2011.

(3)
Yields on fully taxable equivalent basis, based on a marginal tax rate of 35%. The tax equivalent yield adjustment to interest earned on noncovered loans was $619 thousand, $765 thousand and $567 thousand for the years ended December 31, 2013, 2012, and 2011, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $5.4 million, $5.5 million and $5.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(4)
Federal Home Loan Bank advances includes prepayment charges of $1.5 million and $603 thousand in 2013 and 2012, respectively. No prepayment charges were recorded on Federal Home Loan Bank advances during 2011. As a result of the 2013 prepayment, the Company recorded $874 thousand in premium amortization, which partially offset the impact of the prepayment charge.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2013 and 2012, as well as between 2012 and 2011 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$77,073	$4,705	$81,778	$19,937	$(15,044)	$4,893
Covered loans, net	(21,242)	(13,831)	(35,073)	(9,845)	6,163	(3,682)
Taxable securities	8,313	(6,130)	2,183	1,973	(5,567)	(3,594)
Tax-exempt securities	2,542	(2,703)	(161)	1,015	(1,328)	(313)
Interest earning deposits with banks and federal funds sold	(500)	1	(499)	(1)	16	15
Interest income	$66,186	$(17,958)	$48,228	$13,079	$(15,760)	$(2,681)
Interest Expense
Deposits:
Certificates of deposit	$(45)	$(1,214)	$(1,259)	$(674)	$(1,162)	$(1,836)
Savings accounts	33	(16)	17	27	(102)	(75)
Interest-bearing demand	228	(510)	(282)	155	(679)	(524)
Money market accounts	624	(1,025)	(401)	299	(2,455)	(2,156)
Total interest on deposits	840	(2,765)	(1,925)	(193)	(4,398)	(4,591)
Federal Home Loan Bank advances	(1,284)	(783)	(2,067)	(550)	781	231
Long-term subordinated debt	—	—	—	(579)	—	(579)
Other borrowings and interest-bearing liabilities	219	36	255	—	(19)	(19)
Interest expense	$(225)	$(3,512)	$(3,737)	$(1,322)	$(3,636)	$(4,958)
	$66,411	$(14,446)	$51,965	$14,401	$(12,124)	$2,277
Comparison of 2013 with 2012
Taxable-equivalent net interest income totaled $297.1 million in 2013, compared with $245.2 million for 2012. The increase in net interest income during 2013 resulted from the increase in the size of the noncovered loan portfolio as well as lower rates paid on deposits. These increases were partially offset by decreased balances and lower incremental accretion on covered loans. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan rates. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income.

The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Year ended December 31, 2013	Year Ended December 31, 2012	Year ended December 31, 2011
	(in thousands)
Incremental accretion income due to:
FDIC acquired impaired loans	$29,815	$55,305	$53,079
Other FDIC acquired loans	2,211	5,872	14,281
Other acquired loans	26,200	—	—
Total incremental accretion income	$58,226	$61,177	$67,360
Net interest margin	5.16%	5.77%	6.27%
Operating net interest margin (1)	4.32%	4.36%	4.53%
__________
(1) Operating net interest margin is a Non-GAAP measurement. See Non-GAAP measures section of Item 7, Management's Discussion and Analysis.
The Company's net interest margin decreased from 5.77% for the year ended December 31, 2012 to 5.16% for the current year due to a decrease in yield on securities as well as the decreased impact of accretion income on the loan portfolio. Although total accretion income was comparable to the prior year period, the impact to the net interest margin was greater for the prior year period due to the lower average interest-earning assets for the prior year period. The Company's operating net interest margin has remained stable from the prior year period, decreasing only 4 basis points due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
For a discussion of the methodologies used by management in recording interest income on loans please see "Critical Accounting Policies" section of this discussion and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2012 with 2011
Taxable-equivalent net interest income totaled $245.2 million in 2012, compared with $242.9 million for 2011. The increase in net interest income during 2012 resulted primarily from the increase in the size of the noncovered loan portfolio as well as lower rates paid on deposits.
The Company's net interest margin decreased from 6.27% for the year ended December 31, 2011 to 5.77% for the year ended December 31, 2012. The operating net interest margin also decreased from 4.53% in 2011 to 4.36% for 2012. The decreases were due to the combination of lower rates on noncovered loans as well as securities due to the overall decreasing trend in rates. The net interest margin also decreased due to lower accretion income on the acquired loan portfolios. The Company recorded $61.2 million in accretion income in 2012 compared to $67.4 million in 2011.
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
For noncovered loans, the Company recorded expense of $3.2 million and $13.5 million through the provision for loan and lease losses in 2013 and 2012, respectively. The provision recorded in 2013 reflects management’s ongoing assessment of the credit quality of the Company’s noncovered loan portfolio, which is impacted by various economic trends, including the slow recovery of the Pacific Northwest economy. Additional factors affecting the provision include credit quality migration, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

For the years ended December 31, 2013, 2012 and 2011, net noncovered loan charge-offs amounted to $3.1 million, $14.3 million, and $15.4 million, respectively. Loans in the commercial business portfolio accounted for 80% of the 2013 net charge-offs compared to 60% of the 2012 net charge-offs.
Impairment valuation adjustments and allowance for loan and lease losses on acquired loans, including those subject to the Company’s loss-share agreements with the FDIC, are accounted for separately from the allowance for loan and lease losses. The Company recorded a recapture of $3.3 million through the provision for losses on covered loans in 2013 compared to a provision of $25.9 million on covered loans in 2012. The provision recapture recorded in 2013 was due to increased expected future cash flows as remeasured during the current period which were in excess of those expected from the remeasurement of cash flows during the prior period. The $3.3 million in provision recapture is partially offset by a $2.6 million charge to the change in FDIC loss-sharing asset, resulting in a positive pre-tax earnings impact of $652 thousand.
Noninterest Income (Loss)

The following table presents the significant components of noninterest income (loss) and the related dollar and percentage change from period to period:

	Years ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(dollars in thousands)
Service charges and other fees	$48,351	$18,353	61%	$29,998	$3,366	13%	$26,632
Gain on bank acquisitions, net of tax	—	—	—%	—	(1,830)	(100)%	1,830
Merchant services fees	8,812	658	8%	8,154	769	10%	7,385
Investment securities gains (losses)	462	(3,271)	(88)%	3,733	6,549	(233)%	(2,816)
Bank owned life insurance (BOLI)	3,570	709	25%	2,861	673	31%	2,188
Other	10,522	3,743	55%	6,779	1,785	36%	4,994
Noninterest income before change in FDIC loss-sharing asset	71,717	20,192	39%	51,525	11,312	28%	40,213
Change in FDIC loss-sharing asset	(45,017)	(20,550)	84%	(24,467)	25,029	(51)%	(49,496)
Total noninterest income (loss)	$26,700	$(358)	(1)%	$27,058	$36,341	(391)%	$(9,283)
Comparison of 2013 with 2012
The $20.2 million increase in noninterest income excluding the change in FDIC loss-sharing asset from the prior year was primarily due to the increase of $18.4 million in service charges and other fees as well as an increase of $3.7 million in other noninterest income. The increase in service charges and other fees as well as other noninterest income was due to the increased customer base from the West Coast acquisition. These increases were partially offset by a decrease in investment securities gains primarily due to the $3.0 million impairment charge recorded during 2011 on a single municipal obligation for which we received full repayment during 2012, resulting in a gain of approximately $3.0 million.
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

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2013	$ Change	% Change	2012 (1)	$ Change	% Change	2011 (1)
	(dollars in thousands)
Mortgage banking	1,788	562	46%	1,226	497	68%	729
Small Business Administration premiums	1,100	493	81%	607	556	1,090%	51
Letter of credit fees	439	47	12%	392	(23)	(6)%	415
Currency exchange income	376	12	3%	364	18	5%	346
Miscellaneous fees on loans	2,719	1,339	97%	1,380	154	13%	1,226
Interest rate swap income	459	(63)	(12)%	522	189	57%	333
Credit card fees	1,287	962	296%	325	65	25%	260
Miscellaneous	2,354	391	20%	1,963	329	20%	1,634
Total other noninterest income	$10,522	$3,743	55%	$6,779	$1,785	36%	$4,994
_________
(1) Reclassified to conform to the current period's presentation.
The increase in other noninterest income was due to increases in several components of noninterest income, including miscellaneous fees on loans, credit card fees, mortgage banking income and Small Business Administration premiums. The increase in miscellaneous loan fees was primarily a result of the larger loan portfolio due to the acquisition of West Coast as well as a general increase in prepayment fees.
Comparison of 2012 with 2011
Noninterest income before the change in FDIC loss-sharing asset for the year ended December 31, 2012 was $51.5 million, an increase of $11.3 million from 2011. The increase in noninterest income before the change in FDIC loss-sharing asset from the prior year was primarily due to the increase in investment securities gains resulting from the full payment received in 2012 from a municipal bond that was impaired during 2011. Also contributing to the total increase in noninterest income from 2011 to 2012 was a reduction in the charge to the change in FDIC loss-sharing asset from $49.5 million in 2011 to $24.5 million in 2012.
For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Noninterest Expense
Noninterest expense was $230.9 million in 2013, an increase of $68.0 million, or 42%, over 2012. Noninterest expense increased $7.2 million, or 5%, in 2012 over 2011.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(dollars in thousands)
Compensation and employee benefits	$125,432	$39,998	47%	$85,434	$3,882	5%	$81,552
All other noninterest expense:
Occupancy	33,054	13,023	65%	20,031	1,068	6%	18,963
Merchant processing	3,551	(61)	(2)%	3,612	(86)	(2)%	3,698
Advertising and promotion	4,090	440	12%	3,650	(36)	(1)%	3,686
Data processing	14,076	4,362	45%	9,714	1,230	14%	8,484
Legal and professional services	12,338	3,423	38%	8,915	2,429	37%	6,486
Taxes, license and fees	5,033	297	6%	4,736	290	7%	4,446
Regulatory premiums	4,706	1,322	39%	3,384	(953)	(22)%	4,337
Net cost of operation of noncovered other real estate owned	1,249	(3,517)	(74)%	4,766	(2,650)	(36)%	7,416
Net benefit of operation of covered other real estate owned	(8,650)	(1,915)	28%	(6,735)	1,703	(20)%	(8,438)
Amortization of intangibles	6,045	1,600	36%	4,445	126	3%	4,319
FDIC clawback expense (recovery)	278	332	(615)%	(54)	(3,710)	(101)%	3,656
Other	29,684	8,669	41%	21,015	3,861	23%	17,154
Total all other noninterest expense	105,454	27,975	36%	77,479	3,272	4%	74,207
Total noninterest expense	$230,886	$67,973	42%	$162,913	$7,154	5%	$155,759
Comparison of 2013 with 2012
Compensation and employee benefits expense increased to $125.4 million, or 47%, in 2013 from $85.4 million in 2012 primarily due to the added personnel costs associated with the West Coast acquisition.
The remaining noninterest expense categories increased $28.0 million, or 36%, between 2012 and 2013. The increase was primarily due to $25.5 million in acquisition-related expenses incurred during 2013 related to the acquisition of West Coast, for which there were only $1.8 million incurred during 2012, as well as additional ongoing noninterest expense related to the acquisition.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2013	2012
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$8,440	$—
Occupancy	4,684	—
Advertising and promotion	877	2
Data processing and communications	767	—
Legal and professional fees	4,766	1,760
Other	5,954	18
Total impact of acquisition-related costs to noninterest expense	$25,488	$1,780

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(dollars in thousands)
CRA partnership investment expense	$739	$130	21%	$609	$11	2%	$598
Software support & maintenance	2,960	1,386	88%	1,574	212	16%	1,362
Federal Reserve Bank processing fees	214	(2)	(1)%	216	(118)	(35)%	334
Supplies	1,568	436	39%	1,132	(144)	(11)%	1,276
Postage	3,463	1,375	66%	2,088	(43)	(2)%	2,131
Sponsorships & charitable contributions	1,162	382	49%	780	(343)	(31)%	1,123
Travel	1,960	592	43%	1,368	120	10%	1,248
Investor relations	459	281	158%	178	4	2%	174
Insurance	1,801	771	75%	1,030	194	23%	836
Director expenses	634	83	15%	551	94	21%	457
Employee expenses	1,049	310	42%	739	103	16%	636
ATM Network	2,005	874	77%	1,131	73	7%	1,058
Miscellaneous	11,670	2,051	21%	9,619	3,698	62%	5,921
Total other noninterest expense	$29,684	$8,669	41%	$21,015	$3,861	23%	$17,154
Other noninterest expense increased $8.7 million primarily due to acquisition-related costs of $6.0 million recorded to other noninterest expense during 2013 compared to only $18 thousand in 2012.
Comparison of 2012 with 2011
Compensation and employee benefits expense increased to $85.4 million, or 5% in 2012 from $81.6 million in 2011 reflecting a full year of staffing increases in 2012 related to the three FDIC-assisted acquisitions that occurred in 2011.
The remaining noninterest expense categories increased $3.3 million, or 4%, between 2011 and 2012. The increase was primarily due to the $2.4 million increase in legal and professional fees, which included $1.8 million in acquisition-related costs.
Income Tax
For the years ended December 31, 2013, 2012 and 2011 we recorded income tax provisions of $27.0 million, $17.6 million and $17.9 million, respectively. The effective tax rate was 31% in 2013, 28% in 2012 and 27% in 2011. For additional information, see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Our effective tax rate increased during the current year primarily due to the acquisition of West Coast. The majority of West Coast’s operations were located in the State of Oregon which has a state income tax. As a result, a larger portion of our income was subject to state income taxes. In addition, certain acquisition-related costs were not tax deductible which also increased our effective tax rate. However, our effective tax rate continues to be less than our federal statutory rate of 35% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance, and tax credits received on investments in affordable housing partnerships.

Financial Condition
Our total assets increased 46% to $7.16 billion at December 31, 2013 from $4.91 billion at December 31, 2012, primarily due to the acquisition of West Coast. Interest-earning deposits with banks decreased $374.8 million as the Company accumulated cash in overnight funds near the end of 2012 in anticipation of payment of the cash portion of the West Coast acquisition consideration. Our investment portfolio increased $662.4 million or 66%, due to the acquisition of West Coast. The net loan portfolio increased $1.58 billion to $4.44 billion, primarily due to the acquisition of West Coast, which added $1.41 billion in loans. The FDIC loss-sharing asset decreased $56.5 million or 59% to $39.8 million at December 31, 2013. The decrease in the FDIC loss-sharing asset was primarily due to $9.2 million in cash received from the FDIC and $36.7 million in amortization. Premises and equipment, net increased $36.0 million or 30%, as our number of branches increased due to the acquisition of West Coast. Deposit balances increased $1.92 billion to $5.96 billion, primarily due to the acquisition of West Coast, which added $1.88 billion in deposits. FHLB advances increased $30.0 million to $36.6 million.
Investment Portfolio
We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. As of December 31, 2013 we had 253 available for sale securities in an unrealized loss position. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
Purchases during 2013 totaled $458.0 million while maturities, repayments and sales totaled $460.9 million compared to purchases of $322.3 million and maturities, repayments and sales of $221.0 million during 2012. In addition to the purchases during 2013, $730.8 million of securities were acquired through the acquisition of West Coast.
At December 31, 2013 U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 57% of our investment portfolio, state and municipal securities were 22%, government agency and government-sponsored enterprise securities were 20%, and government securities were 1%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 4 years and 0 months at December 31, 2013. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
During the fourth quarter of 2012, the Company received full payment on a municipal bond that was determined to be other-than-temporarily impaired during December 2011. The $2.95 million gain related to this security was recorded in the line item Investment securities gains (losses), net in the Consolidated Statements of Income.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2013
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$248	$247	3.10%
Over 1 through 5 years	$19,115	$19,971	4.39%
Over 5 through 10 years	233,632	232,653	2.09%
Over 10 years	708,447	695,537	1.88%
Total	$961,442	$948,408	1.98%
State and municipal securities (2)
Due through 1 year	$12,881	$13,043	4.36%
Over 1 through 5 years	58,538	60,040	3.37%
Over 5 through 10 years	124,430	125,017	3.80%
Over 10 years	161,164	166,370	5.82%
Total	$357,013	$364,470	4.67%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$750	$749	0.20%
Over 1 through 5 years	225,173	221,582	0.87%
Over 5 through 10 years	109,748	103,708	1.41%
Total	$335,671	$326,039	1.04%
U.S. government securities (1)
Due through 1 year	$200	$200	0.18%
Over 1 through 5 years	1,049	1,049	0.20%
Over 5 through 10 years	19,832	18,865	1.15%
Total	$21,081	$20,114	1.09%
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
FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB ASC. The FHLB is currently classified as adequately capitalized by the Federal Housing Finance Agency (“Finance Agency”). Accordingly, as of December 31, 2013 we did not recognize an impairment charge related to our FHLB stock holdings. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio
We are a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total
	(dollars in thousands)
Commercial business	$1,561,782	37.0%	$1,155,158	45.7%	$1,031,721	43.9%	$795,369	41.5%	$744,440	37.1%
Real estate:
One-to-four family residential	108,317	2.6%	43,922	1.7%	64,491	2.8%	49,383	2.6%	63,364	3.1%
Commercial and multifamily residential	2,080,075	49.2%	1,061,201	42.0%	998,165	42.5%	794,329	41.5%	856,260	42.6%
Total real estate	2,188,392	51.8%	1,105,123	43.7%	1,062,656	45.3%	843,712	44.1%	919,624	45.7%
Real estate construction:
One-to-four family residential	54,155	1.3%	50,602	2.0%	50,208	2.1%	67,961	3.5%	107,620	5.3%
Commercial and multifamily residential	126,390	3.0%	65,101	2.7%	36,768	1.6%	30,185	1.6%	41,829	2.1%
Total real estate construction	180,545	4.3%	115,703	4.7%	86,976	3.7%	98,146	5.1%	149,449	7.4%
Consumer	357,014	8.5%	157,493	6.2%	183,235	7.8%	182,017	9.5%	199,987	10.0%
Subtotal	4,287,733	101.6%	2,533,477	100.3%	2,364,588	100.7%	1,919,244	100.2%	2,013,500	100.2%
Less deferred loan fees and other	(68,282)	(1.6)%	(7,767)	(0.3)%	(16,217)	(0.7)%	(3,490)	(0.2)%	(4,616)	(0.2)%
Total loans not covered under FDIC loss-share agreements, net of deferred fees	4,219,451	100.0%	2,525,710	100.0%	2,348,371	100.0%	1,915,754	100.0%	2,008,884	100.0%
Loans covered under FDIC loss-share agreements
Covered loans	277,671		391,337		531,929		517,061		—
Total loans, net (before Allowance for Loan and Lease Losses)	$4,497,122		$2,917,047		$2,880,300		$2,432,815		$2,008,884
Loans held for sale	$735		$2,563		$2,148		$754		$—
At December 31, 2013, total loans were $4.50 billion compared with $2.92 billion in the prior year, an increase of $1.58 billion or 54%. The noncovered loan portfolio increased $1.69 billion, or 67% from the previous year. The increase in the noncovered loan portfolio was primarily due to the acquisition of West Coast, which added $1.41 billion in loans. Net covered loans were $277.7 million at December 31, 2013 compared with $391.3 million in the prior year, a decrease of $113.7 million or 29%. Total loans represented 62% and 58% of total assets at December 31, 2013 and 2012, respectively.
Commercial Business Loans: We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses, and business owners.
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
Covered Loans: Covered loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. These loans are generically referred to as covered because they are generally subject to one of the loss-sharing agreements between the Company and the FDIC. The loss-sharing agreements relating to the 2010 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding up to a stated threshold amount of $206.0 million for Columbia River Bank and $66.0 million for American Marine Bank. If losses exceed the stated threshold, the Company’s share of the remaining losses decreases to 5%. The loss-sharing agreements relating to the 2011 FDIC-assisted transactions limit the Company's losses to 20% of the contractual balance outstanding. The loss-sharing provisions of the 2010 and 2011 agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition dates. At December 31, 2013, approximately 96% of covered loans were subject to an FDIC loss-sharing agreements and approximately 90% were accounted for as acquired, impaired loans.
The following table is a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the years ended December 31, 2013 and 2012:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at December 31, 2011	$835,556	$(91,317)	$(259,669)	$484,570
Principal reductions and interest payments	(175,837)	—	—	(175,837)
Accretion of loan discount	—	—	86,671	86,671
Changes in contractual and expected cash flows due to remeasurement	(73,483)	51,084	(6,746)	(29,145)
Disposals	(30,128)	2,862	12,856	(14,410)
Balance at December 31, 2012	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions and interest payments	(147,191)	—	—	(147,191)
Accretion of loan discount	—	—	51,816	51,816
Changes in contractual and expected cash flows due to remeasurement	(27,405)	25,039	4,267	1,901
Disposals	(17,176)	477	6,898	(9,801)
Balance at December 31, 2013	$364,336	$(11,855)	$(103,907)	$248,574
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our covered and noncovered commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2013:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$641,237	$470,689	$450,373	$1,562,299
Real estate construction	128,239	28,644	23,662	180,545
Total	$769,476	$499,333	$474,035	$1,742,844
Fixed rate loans due after 1 year		$274,103	$328,323	$602,426
Variable rate loans due after 1 year		225,230	145,712	370,942
Total		$499,333	$474,035	$973,368
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
Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board. Credit Administration, together with the management loan committee, has the responsibility for administering the credit approval process. As another part of its control process, we use an internal credit review and examination function to provide reasonable assurance that loans and commitments are made and maintained as prescribed by our credit policies. This includes a review of documentation when the loan is initially extended and subsequent examination to ensure continued performance and proper risk assessment.
Nonperforming Loans: The Consolidated Financial Statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status, which occurs when there are serious doubts about the collectability of principal or interest. Our policy is generally to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. Loans accounted for under ASC 310-30 are generally considered accruing and performing as the loans accrete interest income over the estimated lives of the loans when cash flows are reasonably estimable. Accordingly, impaired loans accounted for under ASC 310-30 that are contractually past due are still considered to be accruing and performing loans.
Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan; (ii) in most cases restructured loans, for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition (interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur); (iii) other real estate owned; and (iv) other personal property owned, if applicable. Nonperforming assets totaled $57.9 million, or 0.84% of year-end assets at December 31, 2013, compared to $48.5 million, or 1.08% of year end assets at December 31, 2012.
The following table sets forth information with respect to our noncovered, nonperforming loans, other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual:
Commercial business	$12,609	$9,299	$10,243	$32,367	$18,979
Real estate:
One-to-four family residential	2,667	2,349	2,696	2,996	1,860
Commercial and multifamily residential	11,043	19,204	19,485	23,192	24,354
Real estate construction:
One-to-four family residential	3,705	4,900	10,785	18,004	47,653
Commercial and multifamily residential	—	—	7,067	7,584	16,230
Consumer	3,991	1,643	3,207	5,020	1,355
Total nonaccrual loans:	34,015	37,395	53,483	89,163	110,431
Noncovered real estate owned and other personal property owned	23,918	11,108	31,905	30,991	19,037
Total nonperforming assets	$57,933	$48,503	$85,388	$120,154	$129,468
Accruing loans past-due 90 days or more	$—	$—	$—	$—	$—
Forgone interest on nonperforming loans	$2,860	$3,388	$5,326	$6,389	$7,637
Interest recognized on nonperforming loans	$1,306	$1,114	$1,017	$2,035	$2,437
Potential problem loans	$13,356	$5,915	$10,618	$3,793	$11,423
Allowance for loan and lease losses	$52,280	$52,244	$53,041	$60,993	$53,478
Allowance for loan and lease losses to nonperforming loans	153.70%	139.71%	99.17%	68.41%	48.43%
Nonperforming loans to year end loans	0.81%	1.48%	2.28%	4.65%	5.50%
Nonperforming assets to year end assets	0.84%	1.08%	2.02%	3.23%	4.04%

At December 31, 2013 nonperforming loans decreased to 0.81% of year end loans, down from 1.48% of year end loans at December 31, 2012. Nonperforming commercial business loans increased from $9.3 million, or 25% of nonperforming loans at December 31, 2012 to $12.6 million or 37% of nonperforming loans at year end 2013. The increase in nonperforming commercial business loans was primarily the result of the West Coast acquisition. The nonperforming residential construction loan sector declined to $3.7 million during 2013, down from $4.9 million, or 13% of nonperforming loans at December 31, 2012. Nonperforming commercial real estate loans improved as well, declining from $19.2 million at December 31, 2012 to $11.0 million at year end 2013.
Other Real Estate Owned: As of December 31, 2013 there was $23.8 million in noncovered other real estate owned (“OREO”) which is comprised of property from foreclosed real estate loans, an increase of $13.1 million from $10.7 million at December 31, 2012. The increase was primarily driven by the addition of $14.7 million of OREO from the West Coast acquisition. Additionally, as of December 31, 2013 the Company held $12.1 million in OREO covered under FDIC loss-sharing agreements which are excluded from nonperforming assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $13.4 million at year end 2013, compared to $5.9 million at year end 2012.
The following table summarizes activity in noncovered, nonperforming loans for the period indicated:

	Years Ended December 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$37,395	$53,483
Established through acquisitions	18,858	—
Loans placed on nonaccrual or restructured	31,549	32,325
Advances	86	827
Charge-offs	(6,745)	(12,572)
Loans returned to accrual status	(16,944)	(6,700)
Repayments (including interest applied to principal)	(20,767)	(23,452)
Transfers to OREO/OPPO	(9,417)	(6,516)
Balance, end of period	$34,015	$37,395
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
The following table summarizes noncovered, impaired loan financial data at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Impaired loans	$26,389	$34,661
Impaired loans with specific allocations	$8,199	$4,405
Amount of the specific allocations	$1,690	$1,395
Impaired loans with a carrying amount of $26.4 million at December 31, 2013 were subject to specific allocations of allowance for loan and lease losses of $1.7 million and partial charge-offs of $20 thousand during the year. Collateral dependent impaired loans without specific allocations at December 31, 2013 and 2012 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $11.5 million and $8.5 million at December 31, 2013 and 2012, respectively.
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
The ALLL is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries or recapture of previous provision. While we believe the best information available is used by us to determine the ALLL, changes in market conditions could result in adjustments to the ALLL, affecting net income, if circumstances differ from the assumptions used in determining the ALLL.
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

Analysis of the ALLL
The following table provides an analysis of our noncovered loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Beginning balance	$52,244	$53,041	$60,993	$53,478	$42,747
Charge-offs:
Commercial business	(4,942)	(10,173)	(7,909)	(14,879)	(12,930)
Real estate:
One-to-four family residential	(228)	(549)	(717)	(406)	(395)
Commercial and multifamily residential	(2,543)	(5,474)	(3,687)	(6,173)	(1,309)
Real estate construction:
One-to-four family residential	(133)	(1,606)	(2,487)	(10,856)	(27,711)
Commercial and multifamily residential	—	(93)	(2,213)	(3,107)	(9,297)
Consumer	(2,242)	(2,534)	(3,918)	(3,982)	(2,879)
Total charge-offs	(10,088)	(20,429)	(20,931)	(39,403)	(54,521)
Recoveries:
Commercial business	2,444	1,548	2,598	2,389	750
Real estate:
One-to-four family residential	270	285	80	15	68
Commercial and multifamily residential	1,033	1,599	459	125	25
Real estate construction:
One-to-four family residential	2,665	1,488	2,091	1,673	833
Commercial and multifamily residential	—	66	—	775	—
Consumer	552	1,171	351	650	76
Total recoveries	6,964	6,157	5,579	5,627	1,752
Net charge-offs	(3,124)	(14,272)	(15,352)	(33,776)	(52,769)
Provision for loan and lease losses	3,160	13,475	7,400	41,291	63,500
Ending balance	$52,280	$52,244	$53,041	$60,993	$53,478
Loans outstanding at end of period (1)	$4,219,451	$2,525,710	$2,348,371	$1,915,754	$2,008,884
Average amount of loans outstanding (1)	$3,782,891	$2,411,493	$2,065,014	$2,102,863	$2,124,574
Allowance for loan and lease losses to period-end loans (2)	1.24%	2.07%	2.26%	3.18%	2.66%
Net charge-offs to average loans outstanding	0.08%	0.59%	0.74%	1.61%	2.48%
Allowance for unfunded commitments and letters of credit
Beginning balance	$1,915	$1,535	$1,165	$775	$500
Net changes in the allowance for unfunded commitments and letters of credit	590	380	370	390	275
Ending balance	$2,505	$1,915	$1,535	$1,165	$775
 __________

(1)	Excludes loans held for sale and covered loans.

(2)	The allowance as a percentage of period-end loans at December 31, 2013 was impacted by including acquired loans in the ratio, please see further discussion on this topic on the ensuing page.

At December 31, 2013, our allowance for loan and lease losses for noncovered loans was $52.3 million, or 1.24% of total noncovered loans (excluding loans held for sale). This compares with an allowance of $52.2 million, or 2.07% of total noncovered loans (excluding loans held for sale) at December 31, 2012. The decrease in the allowance percentage compared to the prior year was impacted by including acquired loans in the ratio, for which only a small allowance was estimated at December 31, 2013 given management's judgment that current net acquisition accounting adjustments still significantly address the estimated credit losses in acquired loans. Excluding acquired loans, the allowance at December 31, 2013 represented 1.58% of noncovered loans. This decrease compared to December 31, 2012 reflects organic loan growth as well as improvements in core asset quality during current year.
We have used the same methodology for ALLL calculations during 2013, 2012 and 2011. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Bank maintains a conservative approach to credit quality and will continue to prudently add to our ALLL as necessary in order to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2013		2012		2011		2010		2009
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$31,723	36.4%	$28,023	45.6%	$25,434	43.9%	$22,549	41.5%	$21,969	37.1%
Real estate and construction:
One-to-four family residential	2,684	3.8%	2,500	3.7%	3,849	4.9%	7,161	6.1%	9,087	8.5%
Commercial and multifamily residential	13,671	51.5%	18,273	44.5%	20,345	43.4%	25,880	42.8%	19,703	44.4%
Consumer	2,547	8.3%	2,437	6.2%	2,719	7.8%	2,120	9.5%	1,282	10.0%
Unallocated	1,655	—%	1,011	—%	694	—%	3,283	—%	1,437	—%
Total	$52,280	100.0%	$52,244	100.0%	$53,041	100.0%	$60,993	100.0%	$53,478	100.0%
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
At December 31, 2013, the FDIC loss-sharing asset was comprised of a $37.9 million FDIC indemnification asset and a $2.0 million FDIC receivable. The FDIC receivable represents amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC loss-sharing asset for the twelve months ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$96,354	$175,071
Adjustments not reflected in income:
Cash received from the FDIC	(9,246)	(54,649)
FDIC reimbursable losses, net	(2,245)	399
Adjustments reflected in income:
Amortization, net	(36,729)	(42,940)
Loan impairment (recapture)	(2,609)	20,714
Sale of other real estate	(6,177)	(7,789)
Write-downs of other real estate	364	5,190
Other	134	358
Balance at end of period	$39,846	$96,354
For additional information on the FDIC loss-sharing asset, please see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2013	2012	2011
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$2,171,703	$1,321,171	$1,156,610
Interest-bearing demand	1,170,006	870,821	735,340
Money market	1,569,261	1,043,459	1,031,664
Savings	496,444	314,371	283,416
Certificates of deposit less than $100,000	288,943	252,544	303,405
Total core deposits	5,696,357	3,802,366	3,510,435
Certificates of deposit greater than $100,000	201,498	212,924	262,731
Certificates of deposit insured through CDARS®	19,488	26,720	42,080
Brokered money market accounts	41,765	—	—
Subtotal	5,959,108	4,042,010	3,815,246
Premium resulting from acquisition date fair value adjustment	367	75	283
Total deposits	$5,959,475	$4,042,085	$3,815,529
Deposits totaled $5.96 billion at December 31, 2013 compared to $4.04 billion at December 31, 2012. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $5.70 billion at December 31, 2013 compared with $3.80 billion at December 31, 2012. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.
At December 31, 2013 brokered and other wholesale deposits (excluding public deposits) totaled $61.3 million or 1.0% of total deposits compared to $26.7 million or 0.7% of total deposits, at year-end 2012. The increase in brokered deposits is attributed to an increase in participation in the brokered money market account program, which is similar to the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.

At December 31, 2013 public deposits held by the Company totaled $289.0 million compared to $297.8 million at December 31, 2012. Uninsured public deposit balances increased from $232.7 million at December 31, 2012 to $244.9 million at December 31, 2013. The Company is required to fully collateralize Washington state public deposits and 50% of Oregon state public deposits.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2013
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$68,253	1.1%	$13,965	0.2%
Over 3 through 6 months	34,007	0.6%	1,051	—%
Over 6 through 12 months	51,770	0.9%	3,376	0.1%
Over 12 months	47,468	0.8%	—	—%
Total	$201,498	3.4%	$18,392	0.3%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2013		2012		2011
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$1,048,482	0.06%	$790,887	0.11%	$704,484	0.20%
Money market	1,566,539	0.08%	1,051,171	0.16%	969,548	0.40%
Savings	445,666	0.02%	298,223	0.03%	247,073	0.06%
Certificates of deposit	535,656	0.37%	543,349	0.60%	636,074	0.80%
Total interest-bearing deposits	3,596,343	0.11%	2,683,630	0.22%	2,557,179	0.41%
Demand and other non-interest bearing	1,824,234		1,192,036		984,220
Total average deposits	$5,420,577		$3,875,666		$3,541,399
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

The Company has not had FRB borrowings in the last three years. The following table sets forth the details of FHLB advances:

	Years ended December 31,
	2013	2012	2011
	(dollars in thousands)
FHLB Advances
Balance at end of year	$36,606	$6,644	$119,009
Average balance during the year	$51,030	$100,337	$120,419
Maximum month-end balance during the year	$190,631	$118,967	$127,426
Weighted average rate during the year	1.12%	2.79%	2.76%
Weighted average rate at December 31	1.09%	5.42%	2.81%
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
The Company had off-balance sheet loan commitments aggregating $1.37 billion at December 31, 2013, an increase from $888.5 million at December 31, 2012. Standby letters of credit were $36.7 million and $19.5 million at December 31, 2013 and 2012, respectively. In addition, commitments under commercial letters of credit used to facilitate customers' trade transactions and other off-balance sheet liabilities amounted to $2.7 million and $46 thousand at December 31, 2013 and 2012, respectively.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2013
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$8,033	$11,634	$6,753	$13,105	$39,525
Total deposits (1)	5,840,166	98,345	20,750	214	5,959,475
Federal Home Loan Bank advances (1)	30,000	—	1,000	5,000	36,000
Other borrowings (1)	—	—	25,000	—	25,000
Total	$5,878,199	$109,979	$53,503	$18,319	$6,060,000
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

Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the Federal Reserve Bank of $1.04 billion and $85.5 million, respectively, at December 31, 2013, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
Capital
Our shareholders’ equity increased to $1.05 billion at December 31, 2013, from $764.0 million at December 31, 2012, primarily due to shares issued in conjunction with the acquisition of West Coast. Shareholders’ equity was 14.71% and 15.57% of total assets at December 31, 2013 and 2012.
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
Federal Deposit Insurance Corporation regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualified as “well-capitalized” at December 31, 2013 and 2012.
The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2013 and 2012:

	Company		Columbia Bank		Requirements
	2013	2012	2013	2012	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.68%	20.62%	13.52%	17.87%	8%	10%
Tier 1 risk-based capital ratio	13.43%	19.35%	12.27%	16.60%	4%	6%
Leverage ratio	10.19%	12.78%	9.29%	11.07%	4%	5%
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

Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2013	2012	2011
Dividends paid per common share	$0.41	$0.98	$0.27
Dividend payout ratio (1)	34%	84%	22%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For quarterly detail of dividends declared during 2013 and 2012, including special one-time dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.
Subsequent to year end, on January 23, 2014 the Company declared a regular quarterly cash dividend of $0.12 per share payable on February 19, 2014, to shareholders of record at the close of business on February 5, 2014.
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

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Shareholders’ equity	$1,053,249	$764,008
Goodwill	(343,952)	(115,554)
Core deposit intangible	(25,852)	(15,721)
Preferred stock	(2,217)	—
Tangible common equity (a)	681,228	632,733
Total assets	7,161,582	4,906,335
Goodwill	(343,952)	(115,554)
Core deposit intangible	(25,852)	(15,721)
Tangible assets (b)	$6,791,778	$4,775,060
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$5,178,748	$3,165,528
Ratios
Tangible common equity to tangible assets (a)/(b)	10.03%	13.25%
Tangible common equity to risk-weighted assets (a)/(c)	13.15%	19.99%

The Company also considers operating net interest margin to be an important measurement as it more closely reflects the ongoing operating performance of the Company. Despite the importance of the operating net interest margin to the Company, there is no standardized definition for it and, as a result, the Company's calculations may not be comparable with other organizations. Also, there may be limits in the usefulness of this measure to investors. As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

The following table reconciles the Company's calculation of the operating net interest margin to the net interest margin.

	Years Ended December 31,
	2013	2012	2011

Net interest margin	5.16%	5.77%	6.27%
Adjustments to net interest margin to arrive at operating net interest margin:
Incremental accretion income on FDIC acquired impaired loans	(0.52)%	(1.30)%	(1.37)%
Incremental accretion income on other FDIC acquired loans	(0.04)%	(0.14)%	(0.37)%
Incremental accretion income on other acquired loans	(0.46)%	—%	—%
Premium amortization on acquired securities	0.13%	—%	—%
Interest reversals on nonaccrual loans	0.02%	0.02%	—%
Prepayment charges on FHLB advances	0.03%	0.01%	—%
Operating net interest margin	4.32%	4.36%	4.53%

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

An Asset/Liability Management Committee is responsible for developing, monitoring and reviewing asset/liability processes, interest rate risk exposures, strategies and tactics and reporting to the Board. Ultimate responsibility for effective asset/liability management rests with the Board. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The policy guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines establish limits for interest rate risk sensitivity.
Interest Rate Risk Sensitivity
A number of measures are used to monitor and manage interest rate risk, including income simulations, interest sensitivity (gap) analysis and economic value of equity sensitivity. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on loans and investment securities, decay rates on non-maturity deposits, investment security, loan, deposit and borrowing volumes and pricing. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model as of December 31, 2013, we would expect a decrease in net interest income of $3.0 million if interest rates gradually decrease from current rates by 100 basis points and an increase in net interest income of $8.8 million if interest rates gradually increase from current rates by 200 basis points over a twelve-month period.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2013. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
The estimates for net interest income sensitivity and interest rate gap could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag changes in market interest rates.

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

December 31, 2013	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$14,531	$—	$—	$—	$14,531
Loans, net of deferred fees	1,823,177	634,813	1,841,043	198,089	4,497,122
Loans held for sale	735	—	—	—	735
Investments	83,329	167,872	872,202	573,237	1,696,640
Total interest-earning assets	$1,921,772	$802,685	$2,713,245	$771,326	6,209,028
Allowance for loan and lease losses					(52,280)
Cash and due from banks					165,030
Premises and equipment, net					154,732
Other assets					685,072
Total assets					$7,161,582
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$3,277,476	$—	$—	$—	$3,277,476
Time deposits	157,262	234,512	118,522	—	510,296
Borrowings	30,000	—	26,000	5,606	61,606
Total interest-bearing liabilities	$3,464,738	$234,512	$144,522	$5,606	3,849,378
Other liabilities					2,258,955
Total liabilities					6,108,333
Shareholders’ equity					1,053,249
Total liabilities and shareholders’ equity					$7,161,582
Interest-bearing liabilities as a percent of total interest-earning assets	55.80%	3.78%	2.33%	0.09%
Rate sensitivity gap	$(1,542,966)	$568,173	$2,568,723	$765,720
Cumulative rate sensitivity gap	$(1,542,966)	$(974,793)	$1,593,930	$2,359,650
Rate sensitivity gap as a percentage of interest-earning assets	(24.85)%	9.15%	41.37%	12.33%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(24.85)%	(15.70)%	25.67%	38.00%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2014

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2013	December 31, 2012
			(in thousands)
ASSETS
Cash and due from banks			$165,030	$124,573
Interest-earning deposits with banks			14,531	389,353
Total cash and cash equivalents			179,561	513,926
Securities available for sale at fair value (amortized cost of $1,680,491 and $969,359, respectively)			1,664,111	1,001,665
Federal Home Loan Bank stock at cost			32,529	21,819
Loans held for sale			735	2,563
Loans, excluding covered loans, net of unearned income of ($68,282) and ($7,767), respectively			4,219,451	2,525,710
Less: allowance for loan and lease losses			52,280	52,244
Loans, excluding covered loans, net			4,167,171	2,473,466
Covered loans, net of allowance for loan losses of ($20,174) and ($30,056), respectively			277,671	391,337
Total loans, net			4,444,842	2,864,803
FDIC loss-sharing asset			39,846	96,354
Interest receivable			22,206	14,268
Premises and equipment, net			154,732	118,708
Other real estate owned ($12,093 and $16,311 covered by FDIC loss-share, respectively)			35,927	26,987
Goodwill			343,952	115,554
Other intangible assets, net			25,852	15,721
Other assets			217,289	113,967
Total assets			$7,161,582	$4,906,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$2,171,703	$1,321,171
Interest-bearing			3,787,772	2,720,914
Total deposits			5,959,475	4,042,085
Federal Home Loan Bank advances			36,606	6,644
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			87,252	68,598
Total liabilities			6,108,333	4,142,327
Commitments and contingent liabilities (Note 16)
Shareholders’ equity:
	December 31, 2013	December 31, 2012
Preferred stock (no par value)
Authorized shares	2,000	—
Issued and outstanding	9	—	2,217	—
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	51,265	39,686	860,562	581,471
Retained earnings			202,514	162,388
Accumulated other comprehensive income (loss)			(12,044)	20,149
Total shareholders’ equity			1,053,249	764,008
Total liabilities and shareholders’ equity			$7,161,582	$4,906,335
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012	2011
	(in thousands except per share)
Interest Income
Loans	$266,284	$219,433	$218,420
Taxable securities	20,459	18,276	21,870
Tax-exempt securities	9,837	9,941	10,142
Federal funds sold and deposits in banks	355	854	839
Total interest income	296,935	248,504	251,271
Interest Expense
Deposits	3,962	5,887	10,478
Federal Home Loan Bank advances	(404)	2,608	2,980
Prepayment charge on Federal Home Loan Bank advances	1,548	603	—
Long-term obligations	—	—	579
Other borrowings	734	479	498
Total interest expense	5,840	9,577	14,535
Net Interest Income	291,095	238,927	236,736
Provision for loan and lease losses	3,160	13,475	7,400
Provision (recapture) for losses on covered loans	(3,261)	25,892	(1,648)
Net interest income after provision (recapture) for loan and lease losses	291,196	199,560	230,984
Noninterest Income (Loss)
Service charges and other fees	48,351	29,998	26,632
Gain on bank acquisitions, net of tax	—	—	1,830
Merchant services fees	8,812	8,154	7,385
Investment securities gains (losses), net	462	3,733	(2,816)
Bank owned life insurance	3,570	2,861	2,188
Change in FDIC loss-sharing asset	(45,017)	(24,467)	(49,496)
Other	10,522	6,779	4,994
Total noninterest income (loss)	26,700	27,058	(9,283)
Noninterest Expense
Compensation and employee benefits	125,432	85,434	81,552
Occupancy	33,054	20,031	18,963
Merchant processing	3,551	3,612	3,698
Advertising and promotion	4,090	3,650	3,686
Data processing	14,076	9,714	8,484
Legal and professional fees	12,338	8,915	6,486
Taxes, licenses and fees	5,033	4,736	4,446
Regulatory premiums	4,706	3,384	4,337
Net cost (benefit) of operation of other real estate owned	(7,401)	(1,969)	(1,022)
Amortization of intangibles	6,045	4,445	4,319
FDIC clawback liability expense (recovery)	278	(54)	3,656
Other	29,684	21,015	17,154
Total noninterest expense	230,886	162,913	155,759
Income before income taxes	87,010	63,705	65,942
Provision for income taxes	26,994	17,562	17,905
Net Income	$60,016	$46,143	$48,037
Earnings Per Common Share
Basic	$1.24	$1.16	$1.22
Diluted	$1.21	$1.16	$1.21
Weighted average number of common shares outstanding	47,993	39,260	39,103
Weighted average number of diluted common shares outstanding	49,051	39,263	39,180

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$60,016	$46,143	$48,037
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $17,498, $1,902 and ($7,462)	(30,727)	(2,609)	13,285
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $163, $1,316 and $48	(299)	(2,417)	(85)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(31,026)	(5,026)	13,200
Cash flow hedging instruments:
Reclassification adjustment of net gain included in income, net of tax of $0, $0, and $79	—	—	(143)
Net change in cash flow hedging instruments	—	—	(143)
Pension plan liability adjustment:
Unrecognized net actuarial loss during the period, net of tax of $780, $0 and $154	(1,432)	—	(260)
Less: amortization of unrecognized net actuarial gains and losses included in net periodic pension cost, net of tax of ($135), ($38) and ($31)	265	42	55
Pension plan liability adjustment, net	(1,167)	42	(205)
Other comprehensive income (loss)	(32,193)	(4,984)	12,852
Comprehensive income	$27,823	$41,159	$60,889

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2011	—	$—	39,338	$576,905	$117,692	$12,281	$706,878
Net income	—	—	—	—	48,037	—	48,037
Other comprehensive income	—	—	—	—	—	12,852	12,852
Issuance of common stock - stock option and other plans	—	—	51	848	—	—	848
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	119	1,635	—	—	1,635
Tax benefit deficiency associated with share-based compensation	—	—	—	(220)	—	—	(220)
Purchase and retirement of common stock	—	—	(2)	(32)	—	—	(32)
Cash dividends paid on common stock ($0.27 per share)	—	—	—	—	(10,660)	—	(10,660)
Balance at December 31, 2011	—	$—	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	—	—	46,143	—	46,143
Other comprehensive loss	—	—	—	—	—	(4,984)	(4,984)
Issuance of common stock - stock option and other plans	—	—	40	713	—	—	713
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	140	1,622	—	—	1,622
Cash dividends paid on common stock ($0.98 per share)	—	—	—	—	(38,824)	—	(38,824)
Balance at December 31, 2012	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	60,016	—	60,016
Other comprehensive loss	—	—	—	—	—	(32,193)	(32,193)
Issuance of preferred stock, common stock and warrants	9	2,217	11,380	273,964	—	—	276,181
Activity in deferred compensation plan	—	—	—	517	—	—	517
Issuance of common stock - stock option and other plans	—	—	73	1,243	—	—	1,243
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	144	2,693	—	—	2,693
Tax benefit associated with share-based compensation	—	—	—	1,103	—	—	1,103
Purchase and retirement of common stock	—	—	(18)	(429)	—	—	(429)
Preferred dividends ($0.31 per common share equivalent)	—	—	—	—	(32)	—	(32)
Cash dividends paid on common stock ($0.41 per share)	—	—	—	—	(19,858)	—	(19,858)
Balance at December 31, 2013	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities
Net Income	$60,016	$46,143	$48,037
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for loan and lease losses and losses on covered loans	(101)	39,367	5,752
Stock-based compensation expense	2,844	1,622	1,635
Depreciation, amortization and accretion	40,431	57,305	46,121
Gain on FDIC-assisted bank acquisitions	—	—	(1,830)
Investment securities (gain) loss, net	(462)	(3,733)	2,816
Net realized (gain) loss on sale of other assets	(48)	(456)	79
Net realized gain on sale of other real estate owned	(10,539)	(11,634)	(9,310)
Gain on termination of cash flow hedging instruments	—	—	(222)
Write-down on other real estate owned	2,035	8,300	6,307
Deferred income tax expense (benefit)	5,413	(3,656)	(3,783)
Net change in:
Loans held for sale	1,828	(415)	(1,394)
Interest receivable	(7,938)	1,019	(1,243)
Interest payable	(122)	(629)	(403)
Other assets	(3,385)	(2,113)	(19,248)
Other liabilities	(10,336)	3,779	13,110
Net cash provided by operating activities	79,636	134,899	86,424
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(161,827)	(92,088)	(110,577)
Purchases of:
Securities available for sale	(457,985)	(322,342)	(453,043)
Premises and equipment	(13,133)	(17,137)	(15,088)
Proceeds from:
FDIC reimbursement on loss-sharing asset	9,246	54,649	54,200
Sales of securities available for sale	166,881	95,165	72,523
Principal repayments and maturities of securities available for sale	293,940	236,749	148,583
Sales of loans held for investment and other assets	4,031	4,414	46
Sales of covered other real estate owned	22,046	33,315	20,619
Sales of other real estate and other personal property owned	14,407	15,689	12,278
Termination of trust subsidiaries	—	—	774
Additions to OREO	(3,577)	(11)	(735)
Decrease in Small Business Administration secured borrowings	—	—	(642)
Acquisition of intangible assets	(919)	—	—
Net cash (paid) received in business combinations	(154,170)	—	247,792
Net cash provided by (used in) investing activities	(281,060)	8,403	(23,270)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	33,983	226,556	(204,586)
Proceeds from:
Exercise of stock options	1,092	713	848
Federal Home Loan Bank advances	1,215,100	100	100
Federal Reserve Bank borrowings	50	100	100
Payments for:
Repayment of Federal Home Loan Bank advances	(1,313,000)	(112,210)	(42,989)
Repayment of Federal Reserve Bank borrowings	(50)	(100)	(100)
Preferred stock dividends	(32)	—	—
Common stock dividends	(19,858)	(38,824)	(10,660)
Repayment of long-term subordinated debt	(51,000)	—	(25,774)
Purchase and retirement of common stock	(429)	—	(32)
Excess tax benefit from stock-based compensation	1,203	—	98
Net cash provided by (used in) financing activities	(132,941)	76,335	(282,995)
Increase (decrease) in cash and cash equivalents	(334,365)	219,637	(219,841)
Cash and cash equivalents at beginning of period	513,926	294,289	514,130
Cash and cash equivalents at end of period	$179,561	$513,926	$294,289
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$5,962	$10,206	$14,938
Cash paid for income tax	$26,754	$11,927	$23,025
Non-cash investing and financing activities
Assets acquired in FDIC-assisted acquisitions (excluding cash and cash equivalents)	$—	$—	$485,870
Liabilities assumed in FDIC-assisted acquisitions	$—	$—	$731,832
Loans transferred to other real estate owned	$18,100	$21,627	$24,357
Share-based consideration issued in business combinations	$276,181	$—	$—

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

1.	Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation”) is the holding company for Columbia State Bank (the “Bank”) and West Coast Trust Company, Inc. ("West Coast Trust"). The Bank provides a full range of financial services through 142 branch locations, including 80 in the State of Washington and 62 in Oregon. West Coast Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
The Company has applied its accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied), except for the adoption of Accounting Standards Update ("ASU") 2012-06 as noted below under the heading "Accounting Pronouncements."
Consolidation
The consolidated financial statements of the Company include the accounts of the Corporation and its subsidiaries, including the Bank and West Coast Trust. Intercompany balances and transactions have been eliminated in consolidation.
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
In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management also considers whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.
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
Covered Loans—The term covered loans refers to acquired loans that are covered under a loss-sharing agreement with the FDIC. At December 31, 2013, approximately 96% of covered loans were subject to an FDIC loss-sharing agreements and approximately 90% were accounted for as acquired, impaired loans. See Acquired Impaired Loans for further discussion.
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 16 in the Notes to Consolidated Financial Statements.
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
The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, and estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2013, intangible assets included on the consolidated balance sheets consist of a core deposit intangible amortized using an accelerated method with an original estimated life 10 years.
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
Earnings per Common Share
The Company's capital structure includes convertible preferred shares, common shares, restricted common shares, common share options, and warrants to purchase common shares. Restricted common shares participate in dividends declared on common shares at the same rate as common shares. Preferred shares participate in dividends declared on common shares on an "as if converted" basis. Accordingly, the Company calculates earnings per common share (“EPS”) using the two-class method under the Earnings per Share topic of the FASB ASC. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares.
Under the two-class method, basic EPS is computed by dividing earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Earnings allocated to common shareholders represents net income reduced by earnings allocated to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.
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
Accounting Pronouncements
During the year ended December 31, 2013, the following Accounting Standards Updates were issued or became effective:
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The Update clarifies when it is appropriate for an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however, retrospective application is also permitted. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company adopted the ASU 2013-02 reporting requirements during the interim reporting period beginning on January 1, 2013 with no impact to the Company's financial condition or results of operations. See Note 18 to the Consolidated Financial Statements of this report for new disclosures related to accumulated other comprehensive income.
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and there is a subsequent change in the amount of cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitations of the Loss-Sharing Agreement ("LSA"). For amortization of changes in value, the reporting entity should use the term of the LSA if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the ASU as of January 1, 2013. As a result of the adoption of the ASU, an additional $12.3 million of indemnification asset amortization was recorded during the year ending December 31, 2013, resulting in a reduction of $8.0 million in net income and $0.16 in diluted earnings per share.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. Subsequent to December 31, 2012, the FASB issued ASU 2013-01 which clarifies the scope of ASU 2011-11. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements. See Note 14 to the Consolidated Financial Statements of this report for new disclosures related to balance sheet offsetting.
2. Business Combinations
West Coast Bancorp
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp ("West Coast"). The Company acquired 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company's geographic footprint consistent with its ongoing growth strategy.
 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2013 acquisition date. Subsequent to the acquisition date, the amounts for other assets, other liabilities and goodwill have been retrospectively adjusted to reflect the removal of a liability that was recorded by West Coast, as well as the associated impacts to the deferred tax asset (other assets) and goodwill. The subsequent adjustment recorded was a decrease to other liabilities of $3.3 million, a decrease to other assets of $890 thousand and a decrease to goodwill of $2.4 million and no impact to previously reported net income.
The application of the acquisition method of accounting resulted in the recognition of goodwill of $228.4 million and a core deposit intangible of $15.3 million, or 0.89% of core deposits. The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is generally not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

April 1, 2013
(in thousands)

Purchase price as of April 1, 2013	$540,791
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$110,440
Investment securities	730,842
Federal Home Loan Bank stock	11,824
Acquired loans	1,407,798
Premises and equipment	35,884
Other real estate owned	14,708
Core deposit intangible	15,257
Other assets	75,820
Deposits	(1,883,407)
Federal Home Loan Bank advances	(128,885)
Junior subordinated debentures	(51,000)
Other liabilities	(26,888)
Total fair value of identifiable net assets	312,393
Goodwill	$228,398
See Note 10, Goodwill and Other Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to December 31, 2013. Disclosure of the amount of West Coast's revenue and net income (excluding integration costs) included in Columbia's consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.
The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2013 and 2012 as if West Coast had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of West Coast with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred on January 1, 2012. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investments securities been recorded at fair value as of January 1, 2012. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts will differ from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Years Ended December 31,
	2013	2012
	(in thousands)
Total revenues (net interest income plus noninterest income)	$337,712	$420,167
Net income	$76,496	$91,261
Earnings per share - basic	$1.50	$1.79
Earnings per share - diluted	$1.46	$1.74
In connection with the West Coast acquisition, Columbia recognized $25.5 million of acquisition-related expenses for the year ended December 31, 2013 and $1.8 million for the year ended December 31, 2012. The acquisition-related expenses were excluded from the table above.

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
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period August 6, 2011 to December 31, 2013. Due to the exclusion of the majority of the non-performing loans and 11 branch locations, as well as the significant amount of fair value adjustments, historical results of the Bank of Whitman are not meaningful to the Company's results and thus no proforma information is presented.

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
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 28, 2011 to December 31, 2013. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of First Heritage Bank are not meaningful to the Company’s results and thus no proforma information is presented.

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period May 21, 2011 to December 31, 2013. Due primarily to the significant amount of fair value adjustments and the FDIC loss-sharing agreements put in place, historical results of Summit Bank are not meaningful to the Company’s results and thus no pro forma information is presented.
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
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2013 and 2012 was approximately $36.3 million and $28.6 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities
At December 31, 2013 the Company's securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$961,442	$10,640	$(23,674)	$948,408
State and municipal securities	357,013	11,450	(3,993)	364,470
U.S. government agency and government-sponsored enterprise securities	335,671	434	(10,066)	326,039
U.S. government securities	21,081	—	(967)	20,114
Other securities	5,284	27	(231)	5,080
Total	$1,680,491	$22,551	$(38,931)	$1,664,111
December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$561,076	$16,719	$(5,426)	$572,369
State and municipal securities	265,070	20,893	(388)	285,575
U.S. government agency and government-sponsored enterprise securities	120,085	851	(435)	120,501
U.S. government securities	19,804	39	(15)	19,828
Other securities	3,324	104	(36)	3,392
Total	$969,359	$38,606	$(6,300)	$1,001,665
Gross realized losses amounted to $170 thousand, $714 thousand, and $250 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Gross realized gains amounted to $632 thousand, $4.4 million, and $384 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes the amortized cost and fair value of securities available for sale by contractual maturity groups:

	December 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$14,079	$14,239
Due after one year through five years	303,875	302,641
Due after five years through ten years	487,643	480,244
Due after ten years	869,610	861,907
Other securities with no stated maturity	$5,284	$5,080
Total investment securities available-for-sale	$1,680,491	$1,664,111
The following table summarizes, as of December 31, 2013 and 2012, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2013	December 31, 2012
	(in thousands)
Washington and Oregon State to secure public deposits	$277,012	$281,006
Federal Reserve Bank to secure borrowings	42,694	47,634
Other securities pledged	43,081	46,090
Total securities pledged as collateral	$362,787	$374,730

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$492,921	$(10,991)	$121,303	$(12,684)	$614,224	(23,675)
State and municipal securities	112,400	(3,069)	13,815	(923)	126,215	(3,992)
U.S. government agency and government-sponsored enterprise securities	260,001	(8,063)	28,447	(2,003)	288,448	(10,066)
U.S. government securities	20,114	(967)	—	—	20,114	(967)
Other securities	2,257	(58)	2,783	(173)	5,040	(231)
Total	$887,693	$(23,148)	$166,348	$(15,783)	$1,054,041	$(38,931)
December 31, 2012
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$167,739	$(5,090)	$12,204	$(336)	$179,943	$(5,426)
State and municipal securities	20,413	(383)	210	(5)	20,623	(388)
U.S. government agency and government-sponsored enterprise securities	56,600	(435)	—	—	56,600	(435)
U.S. government securities	9,914	(15)	—	—	9,914	(15)
Other securities	—	—	964	(36)	964	(36)
Total	$254,666	$(5,923)	$13,378	$(377)	$268,044	$(6,300)
At December 31, 2013, there were 84 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 11 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.
At December 31, 2013, there were 131 state and municipal government securities in an unrealized loss position, of which 11 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2013 none of the rated obligations of state and local government entities held by the Company had an adverse credit rating. Because the credit quality of these securities are investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.
At December 31, 2013, there were 31 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which three were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.
At December 31, 2013, there were five U.S. government securities in an unrealized loss position, which were not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

At December 31, 2013, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund, was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.
Securities Deemed to be Other-Than-Temporarily Impaired
During the fourth quarter of 2012, the Company received full payment on a municipal bond that was determined to be other-than-temporarily impaired during 2011 for which the Company recorded impairment of $3.0 million in 2011. The 2011 impairment and the 2012 gain related to this security are recorded in the line item Investment securities gains(losses), net in the Consolidated Statements of Income.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-share agreements.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	December 31, 2013	December 31, 2012
	(in thousands)
Noncovered loans:
Commercial business	$1,561,782	$1,155,158
Real estate:
One-to-four family residential	108,317	43,922
Commercial and multifamily residential	2,080,075	1,061,201
Total real estate	2,188,392	1,105,123
Real estate construction:
One-to-four family residential	54,155	50,602
Commercial and multifamily residential	126,390	65,101
Total real estate construction	180,545	115,703
Consumer	357,014	157,493
Less: Net unearned income	(68,282)	(7,767)
Total noncovered loans, net of unearned income	4,219,451	2,525,710
Less: Allowance for loan and lease losses	(52,280)	(52,244)
Total noncovered loans, net	$4,167,171	$2,473,466
Loans held for sale	$735	$2,563
At December 31, 2013 and 2012, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $14.2 million and $14.2 million at December 31, 2013 and 2012, respectively. During 2013, advances and repayments on related party loans totaled $2.0 million.
At December 31, 2013 and 2012, $1.08 billion and $443.4 million of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances. The Company has also pledged $45.2 million and $13.8 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at December 31, 2013 and 2012, respectively.
Nonaccrual loans totaled $34.0 million and $37.4 million at December 31, 2013 and 2012, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $2.9 million for 2013, $3.4 million for 2012 and $5.3 million for 2011. There were no loans 90 days past due and still accruing interest as of December 31, 2013 and December 31, 2012. At December 31, 2013 and 2012, there were $28 thousand and $346 thousand, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.

The following is an analysis of noncovered, nonaccrual loans as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$12,433	$19,186	$9,037	$17,821
Unsecured	176	202	262	262
Real estate:
One-to-four family residential	2,667	4,678	2,349	2,672
Commercial and multifamily residential:
Commercial land	442	783	4,076	7,491
Income property	4,267	5,383	8,520	10,815
Owner occupied	6,334	7,486	6,608	7,741
Real estate construction:
One-to-four family residential:
Land and acquisition	3,246	6,601	3,084	6,704
Residential construction	459	1,928	1,816	2,431
Consumer	3,991	6,187	1,643	1,940
Total	$34,015	$52,434	$37,395	$57,877

The following is an aging of the recorded investment of the noncovered loan portfolio as of December 31, 2013 and 2012:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,457,820	$12,713	$681	$13,394	$12,433	$1,483,647
Unsecured	72,255	156	17	173	176	72,604
Real estate:
One-to-four family residential	100,591	1,993	641	2,634	2,667	105,892
Commercial and multifamily residential:
Commercial land	142,034	—	358	358	442	142,834
Income property	1,138,732	144	3,289	3,433	4,267	1,146,432
Owner occupied	749,561	4,714	—	4,714	6,334	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	8,225	199	—	199	3,246	11,670
Residential construction	41,533	—	—	—	459	41,992
Commercial and multifamily residential:
Income property	86,521	—	—	—	—	86,521
Owner occupied	38,916	—	—	—	—	38,916
Consumer	322,685	835	823	1,658	3,991	328,334
Total	$4,158,873	$20,754	$5,809	$26,563	$34,015	$4,219,451
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,091,770	$4,259	$1,485	$5,744	$9,037	$1,106,551
Unsecured	44,817	252	12	264	262	45,343
Real estate:
One-to-four family residential	41,508	193	142	335	2,349	44,192
Commercial and multifamily residential:
Commercial land	42,818	311	122	433	4,076	47,327
Income property	603,339	2,726	227	2,953	8,520	614,812
Owner occupied	387,525	1,040	—	1,040	6,608	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	15,412	—	—	—	3,084	18,496
Residential construction	29,848	—	—	—	1,816	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	155,207	387	362	749	1,643	157,599
Total	$2,476,797	$9,168	$2,350	$11,518	$37,395	$2,525,710

The following is an analysis of impaired loans (see Note 1) as of December 31, 2013 and 2012:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,478,560	$5,087	$2,866	$2,885	$343	$2,221	$2,560
Unsecured	72,569	35	35	35	35	—	—
Real estate:
One-to-four family residential	104,272	1,620	442	479	138	1,178	2,119
Commercial and multifamily residential:
Commercial land	142,719	115	—	—	—	115	398
Income property	1,140,019	6,413	918	933	26	5,495	7,885
Owner occupied	749,601	11,008	3,802	3,817	1,073	7,206	10,464
Real estate construction:
One-to-four family residential:
Land and acquisition	9,726	1,944	113	113	71	1,831	2,587
Residential construction	41,992	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	86,521	—	—	—	—	—	—
Owner occupied	38,916	—	—	—	—	—	—
Consumer	328,167	167	23	27	4	144	210
Total	$4,193,062	$26,389	$8,199	$8,289	$1,690	$18,190	$26,223

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,101,689	$4,862	$690	$1,994	$113	$4,172	$6,769
Unsecured	45,251	92	92	92	92	—	—
Real estate:
One-to-four family residential	42,103	2,089	345	364	112	1,744	1,902
Commercial and multifamily residential:
Commercial land	44,672	2,655	—	—	—	2,655	5,727
Income property	606,656	8,156	2,670	2,727	1,040	5,486	7,860
Owner occupied	383,269	11,904	608	610	38	11,296	14,642
Real estate construction:
One-to-four family residential
Land and acquisition	15,677	2,819	—	—	—	2,819	4,813
Residential construction	29,707	1,957	—	—	—	1,957	2,570
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	—	—
Owner occupied	36,211	—	—	—	—	—	—
Consumer	157,472	127	—	—	—	127	127
Total	$2,491,049	$34,661	$4,405	$5,787	$1,395	$30,256	$44,410

The following table provides additional information on impaired loans for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013		Year Ended December 31, 2012		Year ended December 31, 2011
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business
Secured	$5,636	$19	$8,978	$9	$15,578	$511
Unsecured	61	3	113	6	138	—
Real estate:
One-to-four family residential	1,665	63	2,130	—	2,494	—
Commercial & multifamily residential
Commercial land	1,691	—	3,124	—	4,263	—
Income property	8,910	238	7,895	77	8,881	59
Owner occupied	10,779	971	13,315	1,004	15,254	18
Real estate construction:
One-to-four family residential
Land and acquisition	2,624	6	4,465	—	8,972	116
Residential construction	420	—	3,223	11	4,535	—
Commercial & multifamily residential
Income property	—	—	3,169	—	7,065	—
Consumer	253	6	1,112	7	3,880	15
Total	$32,039	$1,306	$47,524	$1,114	$71,060	$719

The following is an analysis of loans classified as Troubled Debt Restructurings ("TDR") for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013			Year Ended December 31, 2012			Year ended December 31, 2011
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	2	$190	$190	1	$195	$194	6	$659	$659
Real estate:
One-to-four family residential	1	113	113	—	—	—	1	369	369
Commercial and multifamily residential:
Commercial land	1	137	137	—	—	—	—	—	—
Income property	4	1,186	1,186	1	4,279	2,650	2	1,280	1,280
Owner occupied	1	172	172	—	—	—	—	—	—
Real estate construction:
One-to-four family residential:
Land and acquisition	1	117	117	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	1	36	36
Consumer	2	53	53	—	—	—	—	—	—
Total	12	$1,968	$1,968	2	$4,474	$2,844	10	$2,344	$2,344
The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had commitments to lend $0 and $236 thousand of additional funds on loans classified as TDR as of December 31, 2013 and 2012, respectively. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the years ended December 31, 2013, 2012, and 2011.

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
We have used the same methodology for ALLL calculations during 2013, 2012 and 2011. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the years ended December 31, 2013, 2012 and 2011:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$27,270	$(4,148)	$1,512	$6,393	$31,027	$343	$30,684
Unsecured	753	(794)	932	(195)	696	35	661
Real estate:
One-to-four family residential	694	(228)	270	516	1,252	138	1,114
Commercial and multifamily residential:
Commercial land	460	(20)	169	(120)	489	—	489
Income property	11,033	(1,405)	489	(883)	9,234	26	9,208
Owner occupied	6,362	(1,118)	375	(2,014)	3,605	1,073	2,532
Real estate construction:
One-to-four family residential:
Land and acquisition	1,171	(32)	2,553	(3,082)	610	71	539
Residential construction	635	(101)	112	176	822	—	822
Commercial and multifamily residential:
Income property	316	—	—	(31)	285	—	285
Owner occupied	102	—	—	(44)	58	—	58
Consumer	2,437	(2,242)	552	1,800	2,547	4	2,543
Unallocated	1,011	—	—	644	1,655	—	1,655
Total	$52,244	$(10,088)	$6,964	$3,160	$52,280	$1,690	$50,590

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$24,745	$(10,029)	$1,354	$11,200	$27,270	$113	$27,157
Unsecured	689	(144)	194	14	753	92	661
Real estate:
One-to-four family residential	654	(549)	285	304	694	112	582
Commercial and multifamily residential:
Commercial land	488	(526)	63	435	460	—	460
Income property	9,551	(4,030)	905	4,607	11,033	1,040	9,993
Owner occupied	9,606	(918)	631	(2,957)	6,362	38	6,324
Real estate construction:
One-to-four family residential:
Land and acquisition	2,331	(989)	1,059	(1,230)	1,171	—	1,171
Residential construction	864	(617)	429	(41)	635	—	635
Commercial and multifamily residential:
Income property	665	(93)	66	(322)	316	—	316
Owner occupied	35	—	—	67	102	—	102
Consumer	2,719	(2,534)	1,171	1,081	2,437	—	2,437
Unallocated	694	—	—	317	1,011	—	1,011
Total	$53,041	$(20,429)	$6,157	$13,475	$52,244	$1,395	$50,849

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2011	(in thousands)
Noncovered loans:
Commercial business:
Secured	$21,811	$(7,270)	$1,154	$9,050	$24,745	$954	$23,791
Unsecured	738	(639)	1,444	(854)	689	97	592
Real estate:
One-to-four family residential	1,100	(717)	80	191	654	96	558
Commercial and multifamily residential:
Commercial land	634	(660)	12	502	488	—	488
Income property	15,210	(1,407)	414	(4,666)	9,551	63	9,488
Owner occupied	9,692	(1,620)	33	1,501	9,606	185	9,421
Real estate construction:
One-to-four family residential:
Land and acquisition	3,769	(1,419)	1,978	(1,997)	2,331	—	2,331
Residential construction	2,292	(1,068)	113	(473)	864	59	805
Commercial and multifamily residential:
Income property	274	(2,213)	—	2,604	665	—	665
Owner occupied	70	—	—	(35)	35	—	35
Consumer	2,120	(3,918)	351	4,166	2,719	30	2,689
Unallocated	3,283	—	—	(2,589)	694	—	694
Total	$60,993	$(20,931)	$5,579	$7,400	$53,041	$1,484	$51,557
Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$1,915	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	590	380	370
Ending balance	$2,505	$1,915	$1,535
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,372,038	$43,309	$68,300	$—	$—	$1,483,647
Unsecured	72,226	199	179	—	—	72,604
Real estate:
One-to-four family residential	98,626	1,567	5,699	—	—	105,892
Commercial and multifamily residential:
Commercial land	137,850	—	4,984	—	—	142,834
Income property	1,108,033	5,473	32,926	—	—	1,146,432
Owner occupied	748,725	—	11,884	—	—	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	7,526	—	4,144	—	—	11,670
Residential construction	36,270	2,352	3,370	—	—	41,992
Commercial and multifamily residential:
Income property	86,206	—	315	—	—	86,521
Owner occupied	38,916	—	—	—	—	38,916
Consumer	321,348	331	6,188	467	—	328,334
Total	$4,027,764	$53,231	$137,989	$467	$—	4,219,451
Less:
Allowance for loan losses						52,280
Noncovered loans, net						$4,167,171

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,011,722	$29,222	$65,607	$—	$—	$1,106,551
Unsecured	44,788	26	529	—	—	45,343
Real estate:
One-to-four family residential	40,346	406	3,440	—	—	44,192
Commercial and multifamily residential:
Commercial land	43,401	—	3,926	—	—	47,327
Income property	581,671	3,688	29,453	—	—	614,812
Owner occupied	357,063	1,848	36,262	—	—	395,173
Real estate construction:
One-to-four family residential:
Land and acquisition	12,741	1,351	4,404	—	—	18,496
Residential construction	28,705	1,142	1,817	—	—	31,664
Commercial and multifamily residential:
Income property	28,342	—	—	—	—	28,342
Owner occupied	36,211	—	—	—	—	36,211
Consumer	151,049	75	6,475	—	—	157,599
Total	$2,336,039	$37,758	$151,913	$—	$—	2,525,710
Less:
Allowance for loan losses						52,244
Noncovered loans, net						$2,473,466

7.	Noncovered Other Real Estate Owned
The following table sets forth activity in noncovered OREO for the period:

	December 31, 2013	December 31, 2012
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$10,676	$22,893
Established through acquisitions	14,708	—
Transfers in, net of write-downs ($90 and $205, respectively)	9,273	7,461
Additions to OREO	3,577	11
Additional OREO write-downs	(1,753)	(4,816)
Proceeds from sale of OREO property	(13,903)	(15,689)
Net gain on sale of OREO	1,256	816
Total noncovered OREO, end of period	$23,834	$10,676
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of December 31, 2013 and 2012, the net present value of the Bank’s estimated clawback liability is $3.9 million and $3.6 million, respectively, which is included in other liabilities on the Consolidated Balance Sheet.
The following is an analysis of our covered loans, net of related allowance for losses as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Covered loans:	(dollars in thousands)
Commercial business	$72,870	$125,373
Real estate:
One-to-four family residential	41,642	57,150
Commercial and multifamily residential	170,879	233,106
Total real estate	212,521	290,256
Real estate construction:
One-to-four family residential	14,781	25,398
Commercial and multifamily residential	6,869	15,251
Total real estate construction	21,650	40,649
Consumer	34,101	44,516
Subtotal of covered loans	341,142	500,794
Less:
Valuation discount resulting from acquisition accounting	43,297	79,401
Allowance for loan losses	20,174	30,056
Covered loans, net of valuation discounts and allowance for loan losses	$277,671	$391,337
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
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$166,888	$259,669	$256,572
Additions resulting from acquisitions	—	—	59,810
Accretion	(51,816)	(86,671)	(90,378)
Disposals	(6,898)	(12,856)	(31,483)
Reclassifications from nonaccretable difference	(4,267)	6,746	65,148
Balance at end of period	$103,907	$166,888	$259,669
During the year ended December 31, 2013, the Company recorded a provision recapture for losses on covered loans of $3.3 million. Of this amount, $1.7 million was impairment recapture calculated in accordance with ASC 310-30 and $1.6 million was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $3.3 million of provision recapture for covered loans was substantially offset through noninterest income by a charge to the change in FDIC loss-sharing asset. For the year ended December 31, 2012, the Company recorded a provision for loan losses of $25.9 million which was partially offset by an increase to the FDIC loss-sharing asset and for the year ended December 31, 2011, the Company recorded a provision recapture for losses on covered loans of $1.6 million which was partially offset by a charge to the change in FDIC loss-sharing asset.
The changes in the ALLL for covered loans for the years ended December 31, 2013, 2012, and 2011 are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$30,056	$4,944	$6,055
Loans charged off	(13,853)	(5,112)	(1,488)
Recoveries	7,232	4,332	2,025
Provision charged to expense	(3,261)	25,892	(1,648)
Balance at end of year	$20,174	$30,056	$4,944

The following is an analysis of the credit quality of our covered loan portfolio as of December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$48,510	$2,849	$18,291	$—	$—	$69,650
Unsecured	2,732	396	92	—	—	3,220
Real estate:
One-to-four family residential	35,066	1,842	4,734	—	—	41,642
Commercial and multifamily residential:
Commercial land	10,778	198	7,589	—	—	18,565
Income property	55,985	3,950	10,657	—	—	70,592
Owner occupied	67,653	111	13,958	—	—	81,722
Real estate construction:
One-to-four family residential:
Land and acquisition	4,674	2,739	1,936	—	—	9,349
Residential construction	3,008	—	2,424	—	—	5,432
Commercial and multifamily residential:
Income property	3,806	—	1,709	—	—	5,515
Owner occupied	1,074	—	280	—	—	1,354
Consumer	30,722	33	3,319	27	—	34,101
Total	$264,008	$12,118	$64,989	$27	$—	341,142
Less:
Valuation discount resulting from acquisition accounting						43,297
Allowance for loan losses						20,174
Covered loans, net						$277,671

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2012	(in thousands)
Covered loans:
Commercial business:
Secured	$71,621	$1,823	$45,150	$—	$—	$118,594
Unsecured	4,988	—	1,791	—	—	6,779
Real estate:
One-to-four family residential	44,782	1,344	11,024	—	—	57,150
Commercial and multifamily residential:
Commercial land	16,336	—	10,292	—	—	26,628
Income property	81,205	864	23,315	—	—	105,384
Owner occupied	82,222	3,318	15,554	—	—	101,094
Real estate construction:
One-to-four family residential:
Land and acquisition	4,817	3,273	5,743	—	—	13,833
Residential construction	6,050	—	5,515	—	—	11,565
Commercial and multifamily residential:
Income property	4,419	—	7,901	—	—	12,320
Owner occupied	1,107	—	1,824	—	—	2,931
Consumer	38,973	381	5,162	—	—	44,516
Total	$356,520	$11,003	$133,271	$—	$—	500,794
Less:
Valuation discount resulting from acquisition accounting						79,401
Allowance for loan losses						30,056
Covered loans, net						$391,337

The Company did not acquire any loans accounted for under ASC 310-30 during 2013 or 2012.

The following table sets forth activity in covered OREO at carrying value for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Covered OREO:
Balance, beginning of period	$16,311	$28,126
Transfers in	8,827	14,166
Additional OREO write-downs	(282)	(3,484)
Proceeds from sale of OREO property	(22,046)	(33,315)
Net gain on sale of OREO	9,283	10,818
Total covered OREO, end of period	$12,093	$16,311
The covered OREO is covered by loss-sharing agreements with the FDIC in which the FDIC will assume 80% of additional write-downs and losses on covered OREO sales, or 95%, if applicable, of additional write-downs and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At December 31, 2013 and 2012, the FDIC loss-sharing asset is comprised of an FDIC indemnification asset of $37.9 million and $87.7 million, respectively, and an FDIC receivable of $2.0 million and $8.6 million, respectively. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the years ending December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Balance at beginning of period	$96,354	$175,071
Adjustments not reflected in income:
Cash received from the FDIC	(9,246)	(54,649)
FDIC reimbursable losses, net	(2,245)	399
Adjustments reflected in income:
Amortization, net	(36,729)	(42,940)
Loan impairment (recapture)	(2,609)	20,714
Sale of other real estate	(6,177)	(7,789)
Write-downs of other real estate	364	5,190
Other	134	358
Balance at end of period	$39,846	$96,354

9.	Premises and Equipment
Land, buildings, and furniture and equipment, less accumulated depreciation and amortization, were as follows:

	December 31,
	2013	2012
	(in thousands)
Land	$48,992	$39,441
Buildings	94,878	84,407
Leasehold improvements	14,254	2,684
Furniture and equipment	29,465	24,110
Vehicles	546	438
Computer software	17,490	13,783
Total Cost	205,625	164,863
Less accumulated depreciation and amortization	(50,893)	(46,155)
Total	$154,732	$118,708
Total depreciation and amortization expense was $10.2 million, $6.3 million, and $5.7 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
In conjunction with the acquisition of West Coast, certain facilities owned or leased by the Company were evaluated for ongoing economic benefit. From that evaluation, the decision was made to cease using certain facilities. As a result, a change in estimate was made to shorten the useful lives of $1.4 million of the fixed assets associated with these facilities. The after tax accelerated depreciation for the 2013 closures resulted in a one-time $886 thousand reduction to net income for the current period, or $0.02 per basic and diluted share. For additional information regarding these exit activities, see Note 16, Commitments and Contingent Liabilities.

10.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 31, 2013 and concluded that there was no impairment. As of December 31, 2013 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.

The following table sets forth activity for goodwill and other intangible assets for the period:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Total goodwill, beginning of period	$115,554	$115,554	$109,639
Established through acquisitions	228,398	—	5,915
Total goodwill, end of period	343,952	115,554	115,554
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	32,441	32,441	26,652
Accumulated amortization, beginning of period	(16,720)	(12,275)	(7,956)
Core deposit intangible, net, beginning of period	15,721	20,166	18,696
Established through acquisitions	15,257	—	5,789
CDI current period amortization	(6,045)	(4,445)	(4,319)
Total core deposit intangible, end of period	24,933	15,721	20,166
Intangible assets not subject to amortization	919	—	—
Other intangible assets, net at end of period	25,852	15,721	20,166
Total goodwill and intangible assets, end of period	$369,804	$131,275	$135,720
The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2014	$5,963
2015	4,934
2016	4,195
2017	3,361
2018	2,500

11.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2013	2012
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$2,171,703	$1,321,171
Interest-bearing demand	1,170,006	870,821
Money market	1,569,261	1,043,459
Savings	496,444	314,371
Certificates of deposit less than $100,000	288,943	252,544
Total core deposits	5,696,357	3,802,366
Certificates of deposit greater than $100,000	201,498	212,924
Certificates of deposit insured through CDARS®	19,488	26,720
Brokered money market accounts	41,765	—
Subtotal	5,959,108	4,042,010
Valuation adjustment resulting from acquisition accounting	367	75
Total deposits	$5,959,475	$4,042,085

Overdrafts of $1.1 million and $528 thousand were reclassified as loan balances at December 31, 2013 and 2012, respectively.
The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2014	$172,422
2015	28,556
2016	11,834
2017	4,810
2018	2,162
Thereafter	106
Total	$219,890

12.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. At December 31, 2013 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Wtd Avg Rate	Amount
	(dollars in thousands)
Within 1 year	0.23%	$30,000
Over 1 through 5 years	5.66%	1,000
Due after 10 years	5.37%	5,000
Total		36,000
Valuation adjustment from acquisition accounting		606
Total		$36,606
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
	(dollars in thousands)
Balance at end of year	$36,606	$6,644	$119,009
Average balance during the year	$51,030	$100,337	$120,419
Maximum month-end balance during the year	$190,631	$118,967	$127,426
Weighted average rate during the year	1.12%	2.79%	2.76%
Weighted average rate at December 31	1.09%	5.42%	2.81%
FHLB advances are collateralized by the following:

	December 31,
	2013	2012
	(in thousands)
Recorded value of blanket pledge on loans receivable	$1,075,389	$443,419
Total	$1,075,389	$443,419
FHLB borrowing capacity	$1,037,159	$435,189

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
The following table shows amounts pledged to the Federal Reserve Bank:

	December 31,
	2013	2012
	(in thousands)
Fair value of investment securities	$40,210	$45,641
Recorded value of pledged commercial loans	45,242	13,815
Total	$85,452	$59,456
Federal Reserve Bank borrowing capacity	$85,452	$59,456

13.	Other Borrowings
Securities Sold Under Agreements to Repurchase
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2013 and 2012, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.2 million at December 31, 2013 were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement, the pledged securities will be returned to the Company.

14.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2013 and 2012 was $179.5 million and $177.0 million, respectively. There was no impact to the statement of operations for the years ending December 31, 2013, 2012 and 2011.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2013 and 2012:

	Asset Derivatives				Liability Derivatives
	2013		2012		2013		2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$9,044	Other assets	$14,921	Other liabilities	$9,044	Other liabilities	$14,921

The Company is party to interest rate swap agreements and repurchase agreements that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. The following tables show the gross interest rate swap agreements and repurchase agreements in the consolidated balance sheets and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of overcollateralization are not shown.

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
December 31, 2013	(in thousands)
Assets
Interest rate contracts	$9,044	$—	$9,044	$—	$9,044
Liabilities
Interest rate contracts	$9,044	$—	$9,044	$(9,044)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

December 31, 2012
Assets
Interest rate contracts	$14,921	$—	$14,921	$—	$14,921
Liabilities
Interest rate contracts	$14,921	$—	$14,921	$(14,921)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

15.	Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. Additionally, as determined annually by the Board of Directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company contributed $1.9 million during 2013, $1.4 million during 2012, and $1.2 million during 2011, in matching funds to the 401(k) Plan. The Company’s discretionary profit sharing contributions were $4.0 million during 2013, $2.9 million during 2012 and $2.6 million during 2011.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 32,598 shares for $686 thousand in 2013, 39,393 shares for $725 thousand in 2012 and 39,989 shares for $690 thousand in 2011. At December 31, 2013 there were 575,912 shares available for purchase under the ESP plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2013 and 2012 the liability associated with these plans was $4.7 million and $4.7 million, respectively. Expense associated with these plans for the years ended December 31, 2013, 2012 and 2011 was $458 thousand, $677 thousand and $655 thousand, respectively.

Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using the “RP-2000 Annuity Mortality Table” for the mortality assumptions and discount rate of 5.10% for both 2013 and 2012. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$11,616	$11,237
Established through acquisitions	3,398	—
Change in actuarial loss	2,212	(80)
Benefit expense	1,880	1,017
Benefit payments	(2,683)	(558)
Balance at end of year	$16,423	$11,616
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2014	$1,702
2015	975
2016	994
2017	1,088
2018	1,355
2019 through 2023	8,852
Total	$14,966

16.	Commitments and Contingent Liabilities
Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2014 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2013, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2014	$8,033
2015	6,787
2016	4,847
2017	3,642
2018	3,111
Thereafter	13,105
Total minimum payments	$39,525
Total rental expense on buildings and equipment, net of rental income of $673 thousand, $639 thousand and $655 thousand, was $8.5 million, $4.5 million and $4.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2013 and 2012, the Company’s loan commitments amounted to $1.37 billion and $888.5 million, respectively. Standby letters of credit were $36.7 million and $19.5 million at December 31, 2013 and 2012, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $2.7 million and $46 thousand at December 31, 2013 and 2012, respectively.
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
Exit or disposal activities: In conjunction with the acquisition of West Coast, certain facilities owned or leased by the Company were evaluated for ongoing economic benefit. From that evaluation, the decision was made to cease using certain facilities. As a result, in addition to recording a cease-use liability at December 31, 2013 of $1.4 million, the Company also made a change in estimate for the useful lives of the fixed assets associated with these facilities, which accelerated depreciation by $1.4 million in the current period. The total current period expense related to the exit activities of $2.8 million was recorded in the noninterest expense line item Occupancy in the Consolidated Statements of Income. The total expected expense related to the exit activities is $4.0 million. The remaining expense of $1.2 million is expected to be incurred in 2014.

17.	Shareholders’ Equity
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
Warrants to Purchase Common Stock. In conjunction with the acquisition of West Coast, the Company issued Amended and Restated Warrants (the "Warrants") to purchase an aggregate 2,214,639 shares of Company common stock at an exercise price of $8.58 per share or $19.0 million in aggregate. The Company's Amended and Restated Warrants amended and restated Class C Warrants previously issued by West Coast. The Warrants were immediately exercisable and will expire on October 23, 2016.
Dividends. On January 24, 2013, the Company declared a quarterly cash dividend of $0.10 per share payable on February 20, 2013 to shareholders of record as of the close of business on February 6, 2013. On April 24, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on May 22, 2013 to shareholders of record at the close of business May 8, 2013. On July 25, 2013 the Company declared a quarterly cash dividend of $0.10 per share payable on August 21, 2013 to shareholders of record at the close of business August 7, 2013. On October 24, 2013 the Company declared a quarterly cash dividend of $0.11 per share payable on November 20, 2013 to shareholders of record at the close of business November 6, 2013. Subsequent to year end, on January 23, 2014 the Company declared a quarterly cash dividend of $0.12 per share payable on February 19, 2014, to shareholders of record at the close of business on February 5, 2014.
The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.

Stock Repurchase Program
In 2011, the Board of Directors authorized the repurchase of 2 million shares of Columbia common stock. The Company may purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during 2013, 2012 or 2011.
18. Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Year ended December 31, 2013	(in thousands)
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(30,727)	(1,432)	(32,159)
Amounts reclassified from accumulated other comprehensive income (2)	(299)	265	(34)
Net current-period other comprehensive loss	(31,026)	(1,167)	(32,193)
Ending balance	$(10,108)	$(1,936)	$(12,044)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the year ended December 31, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income	Affected line Item in the Consolidated Statement of Income
Year Ended
December 31, 2013
(in thousands)
Unrealized gains and losses on available-for-sale securities
	$462	Investment securities gains, net
	462	Total before tax
	(163)	Income tax provision
	$299	Net of tax

Amortization of pension plan liability
Actuarial losses	$(400)	Compensation and employee benefits
	(400)	Total before tax
	135	Income tax benefit
	$(265)	Net of tax

19.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2013 and 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$948,408	$—	$948,408	$—
State and municipal securities	364,470	—	364,470	—
U.S. government agency and government-sponsored enterprise securities	326,039	—	326,039	—
U.S. government securities	20,114	20,114	—	—
Other securities	5,080	—	5,080	—
Total securities available for sale	$1,664,111	$20,114	$1,643,997	$—
Other assets (Interest rate contracts)	$9,044	$—	$9,044	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,044	$—	$9,044	$—

	Fair value at December 31, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$572,369	$—	$572,369	$—
State and municipal debt securities	285,575	—	285,575	—
U.S. government agency and government-sponsored enterprise securities	120,501	—	120,501	—
U.S. government securities	19,828	19,828	—	—
Other securities	3,392	—	3,392	—
Total securities available for sale	$1,001,665	$19,828	$981,837	$—
Other assets (Interest rate contracts)	$14,921	$—	$14,921	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,921	$—	$14,921	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the years ended December 31, 2013 and 2012. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis at December 31, 2013 and 2012:

	Fair value at December 31, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$8,973	$—	$—	$8,973	$1,536
Noncovered OREO	5,080	—	—	5,080	994
Covered OREO	613	—	—	613	236
	$14,666	$—	$—	$14,666	$2,766

	Fair value at December 31, 2012	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2012
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$10,599	$—	$—	$10,599	$3,891
Noncovered OREO	10,970	—	—	10,970	3,788
Covered OREO	2,663	—	—	2,663	1,032
Noncovered OPPO	210	—	—	210	39
	$24,442	$—	$—	$24,442	$8,750
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

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2013 and 2012, along with the valuation techniques used, are shown in the following tables:

	Fair value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$8,973	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OREO	5,080	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	613	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans, noncovered OREO and covered OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$10,599	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OREO	10,970	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	2,663	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OPPO	210	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans, noncovered OREO, covered OREO and noncovered OPPO because there were no adjustments made to the appraisal value during the current period.

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2013 or 2012 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2013 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$165,030	$165,030	$165,030	$—	$—
Interest-earning deposits with banks	14,531	14,531	14,531	—	—
Securities available for sale	1,664,111	1,664,111	20,114	1,643,997	—
FHLB stock	32,529	32,529	—	32,529	—
Loans held for sale	735	735	—	735	—
Loans	4,444,842	4,605,038	—	—	4,605,038
FDIC loss-sharing asset	39,846	11,248	—	—	11,248
Interest rate contracts	9,044	9,044	—	9,044	—
Liabilities
Deposits	$5,959,475	$5,958,747	$5,449,546	$509,201	$—
FHLB advances	36,606	35,080	—	35,080	—
Repurchase agreements	25,000	26,361	—	26,361	—
Interest rate contracts	9,044	9,044	—	9,044	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$124,573	$124,573	$124,573	$—	$—
Interest-earning deposits with banks	389,353	389,353	389,353	—	—
Securities available for sale	1,001,665	1,001,665	19,828	981,837	—
FHLB stock	21,819	21,819	—	21,819	—
Loans held for sale	2,563	2,563	—	2,563	—
Loans	2,864,803	2,944,317	—	—	2,944,317
FDIC loss-sharing asset	96,354	26,543	—	—	26,543
Interest rate contracts	14,921	14,921	—	14,921	—
Liabilities
Deposits	$4,042,085	$4,043,221	$3,549,821	$493,400	$—
FHLB advances	6,644	5,894	—	5,894	—
Repurchase agreements	25,000	26,464	—	26,464	—
Interest rate contracts	14,921	14,921	—	14,921	—

20.	Earnings per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company issues restricted shares under share-based compensation plans and preferred shares which qualify as participating securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands except per share)
Basic EPS:
Net income	$60,016	$46,143	$48,037
Less: Earnings allocated to participating securities
Preferred shares	95	—	—
Nonvested restricted shares	523	443	450
Earnings allocated to common shareholders	$59,398	$45,700	$47,587
Weighted average common shares outstanding	47,993	39,260	39,103
Basic earnings per common share	$1.24	$1.16	$1.22
Diluted EPS:
Earnings allocated to common shareholders (1)	$59,407	$45,700	$47,588
Weighted average common shares outstanding	47,993	39,260	39,103
Dilutive effect of equity awards and warrants	1,058	3	77
Weighted average diluted common shares outstanding	49,051	39,263	39,180
Diluted earnings per common share	$1.21	$1.16	$1.21
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	64	9	53
 __________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

21.	Share-Based Payments
At December 31, 2013, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 3,113,592 shares.
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

A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2013, 2012 and 2011 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	353,283	$21.14
Granted	133,350	$19.45
Vested	(109,033)	$25.72
Forfeited	(14,925)	$18.86
Nonvested at December 31, 2011	362,675	$19.24
Granted	180,841	$21.32
Vested	(118,511)	$21.65
Forfeited	(40,915)	$18.60
Nonvested at December 31, 2012	384,090	$19.54
Granted	203,441	$20.78
Vested	(117,153)	$16.90
Forfeited	(59,780)	$20.24
Nonvested at December 31, 2013	410,598	$20.79
As of December 31, 2013, there was $6.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2013, 2012, and 2011 was $2.5 million, $2.5 million, and $2.2 million, respectively.
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

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended is presented below. The options granted during 2013 relate to the acquisition of West Coast.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2012	25,952	$20.13
Granted	222,110	$64.11
Forfeited	(83,284)	$69.27
Expired	(12,544)	$81.78
Exercised	(36,037)	$11.46
Balance at December 31, 2013	116,197	$65.01	2.8	$550
Total Exercisable at December 31, 2013	116,197	$65.01	2.8	$550

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $410 thousand, $5 thousand, and $65 thousand, respectively. No options were granted in 2012 or 2011.
As of December 31, 2013, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$0.00 - $9.99	29,602	5.0	$9.91	29,602	$9.91
$10.00 - $19.99	2,879	1.0	$17.36	2,879	$17.36
$30.00 - $39.99	4,051	3.1	$30.86	4,051	$30.86
$40.00 - $49.99	349	4.5	$44.49	349	$44.49
$50.00 - $146.41	79,316	2.0	$89.14	79,316	$89.14
$0.00 - $146.41	116,197	2.8	$65.01	116,197	$65.01
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2013, 2012 and 2011, the Company recognized pre-tax share-based compensation expense of $2.8 million, $1.6 million and $1.6 million, respectively.

22.	Income Tax
The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current tax expense	$21,581	$21,218	$21,688
Deferred tax expense (benefit)	5,413	(3,656)	(3,783)
Total	$26,994	$17,562	$17,905
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$27,196	$30,027
Supplemental executive retirement plan	8,565	6,967
Stock option and restricted stock	917	682
OREO costs	7,929	3,801
Nonaccrual interest	2,354	193
Purchase accounting	15,551	—
Unrealized loss on investment securities	7,176	—
Other	1,741	557
Total deferred tax assets	71,429	42,227
Deferred tax liabilities:
Asset purchase tax basis difference	(7,754)	(19,408)
FHLB stock dividends	(4,159)	(1,963)
Purchase accounting	—	(745)
Deferred loan fees	(4,512)	(1,755)
Unrealized gain on investment securities	—	(11,150)
Depreciation	(7,076)	(1,870)
Total deferred tax liabilities	(23,501)	(36,891)
Net deferred tax asset	$47,928	$5,336

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$30,454	35%	$22,297	35%	$23,080	35%
Reduction resulting from:
Tax credits	(1,038)	(1)%	(504)	(1)%	(608)	(1)%
Tax exempt instruments	(4,113)	(5)%	(3,906)	(6)%	(3,824)	(6)%
Life insurance proceeds	(1,250)	(1)%	(1,001)	(2)%	(766)	(1)%
Bargain purchase	—	—%	—	—%	(1,036)	(2)%
Acquisition costs	1,362	2%	—	—%	—	—%
Other, net	1,579	1%	676	1%	1,059	2%
Income tax provision	$26,994	31%	$17,562	27%	$17,905	27%
As of December 31, 2013 and 2012, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2013 and 2012. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2013, 2012, 2011 and 2010. As a result of the acquisition of West Coast, the Company has Oregon state net operating loss carryforwards of $25.3 million, which begin to expire in 2023 and Oregon credit carryforwards of $1.7 million, which begin to expire in 2014. The amount of carryforwards that may be utilized annually is limited under Section 382 as a result of the change in control. Management believes that these carryforwards will be used in the normal course of business, and as such, has not recorded a valuation allowance.

23.	Regulatory Capital Requirements
The Company (on a consolidated basis) and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its banking subsidiary's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2013 and 2012, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2013 and 2012, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2013
Total Capital (to risk-weighted assets):
The Company	$760,349	14.68%	$414,300	8.0%	N/A	N/A
Columbia Bank	$700,099	13.52%	$414,238	8.0%	$517,797	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$695,489	13.43%	$207,150	4.0%	N/A	N/A
Columbia Bank	$635,248	12.27%	$207,119	4.0%	$310,678	6.0%
Tier 1 Capital (to average assets):
The Company	$695,489	10.19%	$272,891	4.0%	N/A	N/A
Columbia Bank	$635,248	9.29%	$273,560	4.0%	$341,950	5.0%
As of December 31, 2012
Total Capital (to risk-weighted assets):
The Company	$652,704	20.62%	$253,242	8.0%	N/A	N/A
Columbia Bank	$565,677	17.87%	$253,244	8.0%	$316,556	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$612,584	19.35%	$126,621	4.0%	N/A	N/A
Columbia Bank	$525,556	16.60%	$126,622	4.0%	$189,933	6.0%
Tier 1 Capital (to average assets):
The Company	$612,584	12.78%	$191,778	4.0%	N/A	N/A
Columbia Bank	$525,556	11.07%	$189,986	4.0%	$237,483	5.0%

24.	Parent Company Financial Information
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Income
Dividend from banking subsidiary	$183,000	$48,950	$—
Interest-earning deposits	68	153	712
Other income	7	—	17
Total income	183,075	49,103	729
Expense
Compensation and employee benefits	658	182	88
Long-term obligations	—	—	579
Other borrowings	258	—	—
Other expense	4,162	1,193	1,114
Total expenses	5,078	1,375	1,781
Income (loss) before income tax expense (benefit) and equity in undistributed net income of subsidiaries	177,997	47,728	(1,052)
Income tax expense (benefit)	(1,552)	(435)	91
Income (loss) before equity in undistributed net income of subsidiaries	179,549	48,163	(1,143)
Equity in undistributed net income (loss) of subsidiaries	(119,533)	(2,020)	49,180
Net income	$60,016	$46,143	$48,037
Condensed Balance Sheets—Parent Company Only

	December 31,
	2013	2012
	(in thousands)
Assets
Cash and due from banking subsidiary	$3,006	$1,729
Interest-earning deposits	50,678	84,915
Total cash and cash equivalents	53,684	86,644
Investment in banking subsidiary	993,002	676,974
Investment in other subsidiaries	5,037	—
Other assets	1,952	649
Total assets	$1,053,675	$764,267
Liabilities and Shareholders’ Equity
Other liabilities	$426	$259
Total liabilities	426	259
Shareholders’ equity	1,053,249	764,008
Total liabilities and shareholders’ equity	$1,053,675	$764,267

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities
Net income	$60,016	$46,143	$48,037
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	119,533	2,020	(49,180)
Stock-based compensation expense	2,844	1,622	1,635
Net changes in other assets and liabilities	6,830	(264)	315
Net cash provided by operating activities	189,223	49,521	807
Investing Activities
Net cash paid in business combinations	(53,159)	—	—
Proceeds from termination of trust subsidiaries	—	—	774
Net cash provided by (used in) investing activities	(53,159)	—	774
Financing Activities
Preferred stock dividends	(32)	—	—
Common stock dividends	(19,858)	(38,824)	(10,660)
Repayment of long-term subordinated debt	(51,000)	—	(25,774)
Purchase and retirement of common stock	(429)	—	(32)
Proceeds from exercise of stock options	1,092	713	848
Downstream stock offering proceeds to the Bank	(100,000)	—	(50,000)
Excess tax benefit associated with share-based compensation	1,203	—	98
Net cash used in financing activities	(169,024)	(38,111)	(85,520)
Increase (decrease) in cash and cash equivalents	(32,960)	11,410	(83,939)
Cash and cash equivalents at beginning of year	86,644	75,234	159,173
Cash and cash equivalents at end of year	$53,684	$86,644	$75,234

25.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2013 and 2012 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2013
Total interest income	$54,761	$82,268	$81,599	$78,307	$296,935
Total interest expense	1,279	2,279	1,184	1,098	5,840
Net interest income	53,482	79,989	80,415	77,209	291,095
Provision (recapture) for loan and lease losses	(1,000)	2,000	4,260	(2,100)	3,160
Provision (recapture) for losses on covered loans	980	(1,712)	(947)	(1,582)	(3,261)
Noninterest income	1,658	6,808	7,622	10,612	26,700
Noninterest expense	38,049	64,504	64,714	63,619	230,886
Income before income taxes	17,111	22,005	20,010	27,884	87,010
Provision for income taxes	4,935	7,414	6,734	7,911	26,994
Net income	$12,176	$14,591	$13,276	$19,973	$60,016
Per common share (1)
Earnings (basic)	$0.31	$0.28	$0.26	$0.39	$1.24
Earnings (diluted)	$0.31	$0.28	$0.25	$0.38	$1.21
2012
Total interest income	$69,712	$62,114	$59,469	$57,209	$248,504
Total interest expense	2,649	2,413	2,204	2,311	9,577
Net interest income	67,063	59,701	57,265	54,898	238,927
Provision for loan and lease losses	4,500	3,750	2,875	2,350	13,475
Provision (recapture) for losses on covered loans	15,685	11,688	(3,992)	2,511	25,892
Noninterest income (loss)	9,574	11,828	(911)	6,567	27,058
Noninterest expense	44,352	39,825	40,936	37,800	162,913
Income before income taxes	12,100	16,266	16,535	18,804	63,705
Provision for income taxes	3,198	4,367	4,655	5,342	17,562
Net income	$8,902	$11,899	$11,880	$13,462	$46,143
Per common share (1)
Earnings (basic)	$0.22	$0.30	$0.30	$0.34	$1.16
Earnings (diluted)	$0.22	$0.30	$0.30	$0.34	$1.16
 __________
(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2013. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal year that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2014

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” is set forth under the headings “Proposal No.1: Election of Directors”, “Management—Executive Officers Who are Not Directors” and “Corporate Governance” in the Company’s 2014 Annual Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2014.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2014.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer
Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2014 as attorney in fact for the following directors who constitute a majority of the Board.

[David A. Dietzler]	[S. Mae Numata]
[John P. Folsom]	[Daniel C. Regis]
[Frederick M. Goldberg]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]	[James M. Will]
[Michelle M. Lantow]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 28, 2014

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

10.1*	Amended and Restated Stock Option and Equity Compensation Plan (4)

10.2*	Form of Stock Option Agreement (5)

10.3*	Form of Restricted Stock Agreement (5)

10.4*	Form of Stock Appreciation Right Agreement (5)

10.5*	Form of Restricted Stock Unit Agreement (5)

10.6*	Form of Long Term Restricted Stock Agreement (6)

10.7*	Amended and Restated Employee Stock Purchase Plan (7)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (8)

10.9*	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (9)

10.10*	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (10)

10.11*	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (11)

10.12*	Form of Change in Control Agreement between the Bank and Andrew L. McDonald dated June 1, 2009 (5)

10.13*	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (12)

10.14*	Change in Control Agreement between the Bank and Mark W. Nelson dated as of October 23, 2012 (13)

10.15*	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2012 (13)

10.16*	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (14)

Exhibit No.	Exhibit

10.17*	Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel and Mark W. Nelson, respectively (15)

10.18*	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (12)

10.19*	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (5)

10.20*	Form of Indemnification Agreement between the Company and its directors (11)

10.21*	Supplemental Executive Retirement Plan Agreement between the Company and Clint E. Stein, effective June 1, 2013 (16)

10.22*	Supplemental Executive Retirement Plan Agreement between the Company and Andrew L. McDonald, effective June 1, 2013 (16)

10.23*+	Change in Control Agreement between the Bank and Hadley S. Robbins dated February 4, 2014 (effective March 1, 2014)

10.24*	West Coast Bancorp 2002 Stock Incentive Plan (17)

10.25*	West Coast Bancorp 2012 Omnibus Incentive Plan (17)

14	Code of Ethics (18)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in XBRL: (i)Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders' Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.**

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(2)	Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on February 2, 2010
(3)	Incorporated by reference to Exhibit 4.3 of the Company's S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(4)	Incorporated by reference to Exhibit 99.1 of the Company's S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(5)	Incorporated by reference to Exhibits 10.2-10.5, 10.10 and 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007
(6)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 5, 2010
(7)	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010
(8)	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000
(9)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(10)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 19, 2009
(11)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(12)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011
(13)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company's Current Report on Form 8-K filed October 29, 2012
(14)	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(15)	Incorporated by reference to Exhibits 10.1 and 10.3 of the Company's Current Report on Form 8-K filed on June 2, 2009
(16)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
(17)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company's S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(18)	Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003
* Management contract or compensatory plan or arrangement
+ Filed herewith