Form 10-K/A
period 2013-12-31
COLUMBIA BANKING SYSTEM INC
filed 2014-03-26
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 (Amendment No. 1)
FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) amends the registrant’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 3, 2014 (the “Form 10-K”), solely for the purpose of correcting errors in Exhibit 23 - Consent of Independent Registered Public Accounting Firm. Accordingly, we are filing this Amendment No. 1 to the Form 10-K to include a corrected Consent of Independent Registered Public Accounting Firm, which is filed as Exhibit 23.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. No other information included in the Form 10-K has been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2014.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

23+	Consent of Deloitte & Touche LLP

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith