Form 10-Q
period 2014-03-31
COLUMBIA BANKING SYSTEM INC
filed 2014-05-09
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 30, 2014 was 52,599,634.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2014	December 31, 2013
ASSETS			(in thousands)
Cash and due from banks			$191,706	$165,030
Interest-earning deposits with banks			45,083	14,531
Total cash and cash equivalents			236,789	179,561
Securities available for sale at fair value (amortized cost of $1,644,805 and $1,680,491, respectively)			1,639,370	1,664,111
Federal Home Loan Bank stock at cost			32,224	32,529
Loans held for sale			—	735
Loans, excluding covered loans, net of unearned income of ($62,724) and ($68,282), respectively			4,297,076	4,219,451
Less: allowance for loan and lease losses			50,442	52,280
Loans, excluding covered loans, net			4,246,634	4,167,171
Covered loans, net of allowance for loan losses of ($20,129) and ($20,174), respectively			260,158	277,671
Total loans, net			4,506,792	4,444,842
FDIC loss-sharing asset			36,837	39,846
Interest receivable			23,600	22,206
Premises and equipment, net			156,836	154,732
Other real estate owned ($14,712 and $12,093 covered by FDIC loss-share, respectively)			30,552	35,927
Goodwill			343,952	343,952
Other intangible assets, net			24,273	25,852
Other assets			205,828	217,289
Total assets			$7,237,053	$7,161,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$2,225,212	$2,171,703
Interest-bearing			3,819,204	3,787,772
Total deposits			6,044,416	5,959,475
Federal Home Loan Bank advances			6,597	36,606
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			86,549	87,252
Total liabilities			6,162,562	6,108,333
Commitments and contingent liabilities
Shareholders’ equity:
	March 31, 2014	December 31, 2013
Preferred stock (no par value)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	52,600	51,265	861,125	860,562
Retained earnings			216,192	202,514
Accumulated other comprehensive loss			(5,043)	(12,044)
Total shareholders’ equity			1,074,491	1,053,249
Total liabilities and shareholders’ equity			$7,237,053	$7,161,582
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands except per share amounts)
Interest Income
Loans	$65,541	$48,028
Taxable securities	6,752	4,234
Tax-exempt securities	2,618	2,298
Federal funds sold and deposits in banks	14	201
Total interest income	74,925	54,761
Interest Expense
Deposits	752	1,089
Federal Home Loan Bank advances	114	71
Other borrowings	119	119
Total interest expense	985	1,279
Net Interest Income	73,940	53,482
Recapture of provision for loan and lease losses	(500)	(1,000)
Provision for losses on covered loans	2,422	980
Net interest income after provision (recapture) for loan and lease losses	72,018	53,502
Noninterest Income
Service charges and other fees	12,936	7,594
Merchant services fees	1,870	1,851
Investment securities gains, net	223	370
Bank owned life insurance	965	698
Change in FDIC loss-sharing asset	(4,819)	(10,483)
Other	2,833	1,628
Total noninterest income	14,008	1,658
Noninterest Expense
Compensation and employee benefits	31,338	21,653
Occupancy	8,244	4,753
Merchant processing	980	857
Advertising and promotion	769	870
Data processing and communications	3,520	2,580
Legal and professional fees	2,169	2,050
Taxes, licenses and fees	1,180	1,387
Regulatory premiums	1,176	857
Net cost (benefit) of operation of other real estate owned	146	(2,501)
Amortization of intangibles	1,580	1,029
Other	6,284	4,514
Total noninterest expense	57,386	38,049
Income before income taxes	28,640	17,111
Income tax provision	8,796	4,935
Net Income	$19,844	$12,176
Earnings per common share
Basic	$0.38	$0.31
Diluted	$0.37	$0.31
Dividends paid per common share	$0.12	$0.10
Weighted average number of common shares outstanding	51,097	39,348
Weighted average number of diluted common shares outstanding	52,433	39,351

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net income as reported	$19,844	$12,176
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($4,049) and $1,357	7,119	(2,493)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $81 and $130	(142)	(240)
Net unrealized gain (loss) from securities, net of reclassification adjustment	6,977	(2,733)
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $412	—	(757)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($13) and ($32)	24	60
Pension plan liability adjustment, net	24	(697)
Other comprehensive income (loss)	7,001	(3,430)
Total comprehensive income	$26,845	$8,746

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2013	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	12,176	—	12,176
Other comprehensive loss	—	—	—	—	—	(3,430)	(3,430)
Issuance of common stock - stock option and other plans	—	—	18	326	—	—	326
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	140	551	—	—	551
Cash dividends paid on common stock	—	—	—	—	(3,971)	—	(3,971)
Balance at March 31, 2013	—	$—	39,844	$582,348	$170,593	$16,719	$769,660
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	19,844	—	19,844
Other comprehensive income	—	—	—	—	—	7,001	7,001
Issuance of common stock - cashless exercise of warrants	—	—	1,140	—	—	—	—
Issuance of common stock - stock option and other plans	—	—	19	405	—	—	405
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	197	680	—	—	680
Purchase and retirement of common stock	—	—	(21)	(522)	—	—	(522)
Preferred dividends	—	—	—	—	(12)	—	(12)
Cash dividends paid on common stock	—	—	—	—	(6,154)	—	(6,154)
Balance at March 31, 2014	9	$2,217	52,600	$861,125	$216,192	$(5,043)	$1,074,491

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
	2014	2013 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income	$19,844	$12,176
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for loan and lease losses on noncovered and covered loans	1,922	(20)
Stock-based compensation expense	680	551
Depreciation, amortization and accretion	8,972	13,015
Investment securities gain, net	(223)	(370)
Net realized (gain) loss on sale of other assets	8	(80)
Net realized gain on sale of other real estate owned	(1,659)	(2,787)
Write-down on other real estate owned	1,580	158
Net change in:
Loans held for sale	735	1,675
Interest receivable	(1,394)	(2,053)
Interest payable	(13)	(40)
Other assets	5,714	3,192
Other liabilities	(649)	(11,739)
Net cash provided by operating activities	35,517	13,678
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(64,065)	(71,815)
Purchases of:
Securities available for sale	(10,787)	(84,673)
Premises and equipment	(4,930)	(3,624)
Proceeds from:
FDIC reimbursement on loss-sharing asset	539	3,692
Sales of securities available for sale	6,441	3,023
Principal repayments and maturities of securities available for sale	36,530	64,758
Sales of other assets	337	287
Sales of covered other real estate owned	3,103	6,438
Sales of other real estate and other personal property owned	8,102	2,019
Payments to FDIC related to loss-sharing asset	(2,217)	(573)
Net cash used in investing activities	(26,947)	(80,468)
Cash Flows From Financing Activities
Net increase in deposits	84,941	4,454
Proceeds from:
Federal Home Loan Bank advances	587,000	100
Federal Reserve Bank borrowings	50	50
Exercise of stock options	405	326
Payments for:
Repayment of Federal Home Loan Bank advances	(617,000)	(100)
Repayment of Federal Reserve Bank borrowings	(50)	(50)
Common stock dividends	(6,154)	(3,971)
Preferred stock dividends	(12)	—
Purchase and retirement of common stock	(522)	—
Net cash provided by financing activities	48,658	809
Increase (Decrease) in cash and cash equivalents	57,228	(65,981)
Cash and cash equivalents at beginning of period	179,561	513,926
Cash and cash equivalents at end of period	$236,789	$447,945
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$999	$1,319
Cash paid for income tax	$10	$5,500
Non-cash investing and financing activities
Loans transferred to other real estate owned	$5,751	$4,114
__________
(1) Reclassified to conform to the current period's presentation.

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its subsidiaries, including its wholly owned banking subsidiary Columbia Bank (the “Bank”) and West Coast Trust. All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be anticipated for the year ending December 31, 2014. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2013 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2013 Form 10-K disclosure for the year ended December 31, 2013.

2.	Accounting Pronouncements Recently Issued
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is assessing the impact of the new guidance on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The Update clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above, and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The Update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the proportional amortization method, the cost of the investment is amortized each reporting period in proportion to the tax credits received. Under the new guidance, classification of the amortization would change from noninterest expense to income tax expense. ASU 2014-01 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. The guidance is to be applied retrospectively to all periods presented. The Company is assessing the impact of the new guidance on its consolidated financial statements.
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The Update clarifies when it is appropriate for an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This new guidance was adopted on January 1, 2014 and did not have an impact on the Company's consolidated financial statements.

3.	Business Combinations
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp ("West Coast"). The Company paid $540.8 million in total consideration to acquire 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company's geographic footprint consistent with its ongoing growth strategy. The fair value of the net assets acquired totaled $312.4 million, including $1.88 billion of deposits, $1.41 billion of loans and $15.3 million of other intangible assets. Goodwill of $228.4 million was recorded as part of the acquisition. The goodwill is not deductible for income tax purposes. In connection with the West Coast acquisition, Columbia recognized $966 thousand and $723 thousand of acquisition-related expenses for the three month periods ended March 31, 2014 and 2013, respectively.
See Note 2, Business Combinations, in Item 8 of our 2013 Form 10-K for additional details related to the West Coast acquisition.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$919,299	$10,339	$(17,340)	$912,298
State and municipal securities	363,983	12,472	(2,775)	373,680
U.S. government agency and government-sponsored enterprise securities	335,151	477	(7,642)	327,986
U.S. government securities	21,088	1	(786)	20,303
Other securities	5,284	25	(206)	5,103
Total	$1,644,805	$23,314	$(28,749)	$1,639,370
December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$961,442	$10,640	$(23,674)	$948,408
State and municipal securities	357,013	11,450	(3,993)	364,470
U.S. government agency and government-sponsored enterprise securities	335,671	434	(10,066)	326,039
U.S. government securities	21,081	—	(967)	20,114
Other securities	5,284	27	(231)	5,080
Total	$1,680,491	$22,551	$(38,931)	$1,664,111
The scheduled contractual maturities of investment securities available for sale at March 31, 2014 are presented as follows:

	March 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$23,252	$23,415
Due after one year through five years	337,507	336,477
Due after five years through ten years	434,217	431,506
Due after ten years	844,545	842,869
Other securities with no stated maturity	5,284	5,103
Total investment securities available-for-sale	$1,644,805	$1,639,370

The following table summarizes, as of March 31, 2014, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
Washington and Oregon State to secure public deposits	$278,061
Federal Reserve Bank to secure borrowings	42,631
Other securities pledged	43,038
Total securities pledged as collateral	$363,730
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$399,830	$(7,290)	$112,690	$(10,050)	$512,520	$(17,340)
State and municipal securities	88,065	(1,791)	17,748	(984)	105,813	(2,775)
U.S. government agency and government-sponsored enterprise securities	251,196	(6,026)	28,810	(1,616)	280,006	(7,642)
U.S. government securities	19,253	(786)	—	—	19,253	(786)
Other securities	2,270	(45)	2,795	(161)	5,065	(206)
Total	$760,614	$(15,938)	$162,043	$(12,811)	$922,657	$(28,749)

December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$492,921	$(10,991)	$121,303	$(12,684)	$614,224	$(23,675)
State and municipal securities	112,400	(3,069)	13,815	(923)	126,215	(3,992)
U.S. government agency and government-sponsored enterprise securities	260,001	(8,063)	28,447	(2,003)	288,448	(10,066)
U.S. government securities	20,114	(967)	—	—	20,114	(967)
Other securities	2,257	(58)	2,783	(173)	5,040	(231)
Total	$887,693	$(23,148)	$166,348	$(15,783)	$1,054,041	$(38,931)
At March 31, 2014, there were 70 U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations securities in an unrealized loss position, of which ten were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.
At March 31, 2014, there were 113 state and municipal government securities in an unrealized loss position, of which 13 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2014, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.
At March 31, 2014, there were 29 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, three of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.
At March 31, 2014, there were three U.S. government securities in an unrealized loss position, none of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.
At March 31, 2014, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund, was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to FDIC loss-sharing agreements.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	March 31, 2014	December 31, 2013
Noncovered loans:	(in thousands)
Commercial business	$1,601,676	$1,561,782
Real estate:
One-to-four family residential	105,141	108,317
Commercial and multifamily residential	2,113,609	2,080,075
Total real estate	2,218,750	2,188,392
Real estate construction:
One-to-four family residential	57,310	54,155
Commercial and multifamily residential	130,809	126,390
Total real estate construction	188,119	180,545
Consumer	351,255	357,014
Less: Net unearned income	(62,724)	(68,282)
Total noncovered loans, net of unearned income	4,297,076	4,219,451
Less: Allowance for loan and lease losses	(50,442)	(52,280)
Total noncovered loans, net	$4,246,634	$4,167,171
Loans held for sale	$—	$735
At March 31, 2014 and December 31, 2013, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $14.1 million at March 31, 2014 and $14.2 million at December 31, 2013. During the first three months of 2014, advances on related party loans totaled $595 thousand and repayments totaled $633 thousand.

At March 31, 2014 and December 31, 2013, $1.09 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings and additional borrowing capacity. The Company has also pledged $82.1 million and $45.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at March 31, 2014 and December 31, 2013, respectively.
The following is an analysis of noncovered, nonaccrual loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$14,255	$20,481	$12,433	$19,186
Unsecured	286	316	176	202
Real estate:
One-to-four family residential	2,900	5,112	2,667	4,678
Commercial & multifamily residential:
Commercial land	775	1,101	442	783
Income property	5,038	6,118	4,267	5,383
Owner occupied	5,237	7,397	6,334	7,486
Real estate construction:
One-to-four family residential:
Land and acquisition	2,494	5,469	3,246	6,601
Residential construction	532	2,001	459	1,928
Consumer	4,880	6,804	3,991	6,187
Total	$36,397	$54,799	$34,015	$52,434

 The following is an aging of the recorded investment of the noncovered loan portfolio as of March 31, 2014 and December 31, 2013:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,502,131	$2,526	$5,448	$—	$7,974	$14,255	$1,524,360
Unsecured	71,514	247	116	—	363	286	72,163
Real estate:
One-to-four family residential	97,365	2,589	—	—	2,589	2,900	102,854
Commercial & multifamily residential:
Commercial land	143,854	666	—	—	666	775	145,295
Income property	1,175,538	5,951	455	—	6,406	5,038	1,186,982
Owner occupied	746,749	1,138	132	—	1,270	5,237	753,256
Real estate construction:
One-to-four family residential:
Land and acquisition	9,922	1,164	—	—	1,164	2,494	13,580
Residential construction	42,699	102	—	—	102	532	43,333
Commercial & multifamily residential:
Income property	90,698	—	—	—	—	—	90,698
Owner occupied	39,388	—	—	—	—	—	39,388
Consumer	319,391	772	124	—	896	4,880	325,167
Total	$4,239,249	$15,155	$6,275	$—	$21,430	$36,397	$4,297,076

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,457,820	$12,713	$681	$—	$13,394	$12,433	$1,483,647
Unsecured	72,255	156	17	—	173	176	72,604
Real estate:
One-to-four family residential	100,591	1,993	641	—	2,634	2,667	105,892
Commercial & multifamily residential:
Commercial land	142,034	—	358	—	358	442	142,834
Income property	1,138,732	144	3,289	—	3,433	4,267	1,146,432
Owner occupied	749,561	4,714	—	—	4,714	6,334	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	8,225	199	—	—	199	3,246	11,670
Residential construction	41,533	—	—	—	—	459	41,992
Commercial & multifamily residential:
Income property	86,521	—	—	—	—	—	86,521
Owner occupied	38,916	—	—	—	—	—	38,916
Consumer	322,685	835	823	—	1,658	3,991	328,334
Total	$4,158,873	$20,754	$5,809	$—	$26,563	$34,015	$4,219,451

The following is an analysis of impaired loans as of March 31, 2014 and December 31, 2013:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,516,983	$7,377	$3,202	$3,235	$1,521	$4,175	$4,715
Unsecured	72,136	27	27	27	27	—	—
Real estate:
One-to-four family residential	100,762	2,092	437	476	133	1,655	2,812
Commercial & multifamily residential:
Commercial land	145,188	107	—	—	—	107	398
Income property	1,180,523	6,459	—	—	—	6,459	8,968
Owner occupied	743,984	9,272	593	592	38	8,679	13,042
Real estate construction:
One-to-four family residential:
Land and acquisition	12,386	1,194	113	112	71	1,081	1,456
Residential construction	43,333	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	90,698	—	—	—	—	—	—
Owner occupied	39,388	—	—	—	—	—	—
Consumer	325,008	159	21	26	3	138	204
Total	$4,270,389	$26,687	$4,393	$4,468	$1,793	$22,294	$31,595

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,478,560	$5,087	$2,866	$2,885	$343	$2,221	$2,560
Unsecured	72,569	35	35	35	35	—	—
Real estate:
One-to-four family residential	104,272	1,620	442	479	138	1,178	2,119
Commercial & multifamily residential:
Commercial land	142,719	115	—	—	—	115	398
Income property	1,140,019	6,413	918	933	26	5,495	7,885
Owner occupied	749,601	11,008	3,802	3,817	1,073	7,206	10,464
Real estate construction:
One-to-four family residential:
Land and acquisition	9,726	1,944	113	113	71	1,831	2,587
Residential construction	41,992	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	86,521	—	—	—	—	—	—
Owner occupied	38,916	—	—	—	—	—	—
Consumer	328,167	167	23	27	4	144	210
Total	$4,193,062	$26,389	$8,199	$8,289	$1,690	$18,190	$26,223

The following table provides additional information on impaired loans for the three month periods indicated.

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$6,232	$17	$4,917	$4
Unsecured	31	—	88	1
Real estate:
One-to-four family residential	1,856	13	1,816	4
Commercial & multifamily residential:
Commercial land	111	—	2,714	—
Income property	6,436	62	8,710	29
Owner occupied	10,140	241	11,620	279
Real estate construction:
One-to-four family residential:
Land and acquisition	1,569	1	2,700	1
Residential construction	—	—	1,051	2
Consumer	163	2	127	2
Total	$26,538	$336	$33,743	$322
The following is an analysis of loans classified as TDR during the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	2	$546	$546	—	$—	$—
Real estate:
One-to-four family residential	2	494	494	—	—	—
Commercial and multifamily residential:
Income property	1	143	126	—	—	—
Real estate construction:
One-to-four family residential:
Land and acquisition	—	$—	$—	1	117	117
Total	5	$1,183	$1,166	1	$117	$117

The Company's loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings completed in the three month periods ending March 31, 2014 and 2013 largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had commitments to lend $182 thousand of additional funds on loans classified as TDR as of March 31, 2014, but had no commitments to lend additional funds on loans classified as TDR as of December 31, 2013. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three month periods ended March 31, 2014 and 2013.

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
We have used the same methodology for ALLL calculations during the three months ended March 31, 2014 and 2013. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three months ended March 31, 2014 and 2013:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$31,027	$(198)	$448	$(2,476)	$28,801	$1,521	$27,280
Unsecured	696	(35)	42	43	746	27	719
Real estate:
One-to-four family residential	1,252	(207)	28	121	1,194	133	1,061
Commercial & multifamily residential:
Commercial land	489	—	17	73	579	—	579
Income property	9,234	—	13	860	10,107	—	10,107
Owner occupied	3,605	(1,023)	9	1,969	4,560	38	4,522
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	39	(69)	580	71	509
Residential construction	822	—	3	(129)	696	—	696
Commercial & multifamily residential:
Income property	285	—	—	35	320	—	320
Owner occupied	58	—	—	96	154	—	154
Consumer	2,547	(727)	253	564	2,637	3	2,634
Unallocated	1,655	—	—	(1,587)	68	—	68
Total	$52,280	$(2,190)	$852	$(500)	$50,442	$1,793	$48,649

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$27,270	$(988)	$79	$510	$26,871	$67	$26,804
Unsecured	753	(326)	34	289	750	84	666
Real estate:
One-to-four family residential	694	(116)	—	79	657	108	549
Commercial & multifamily residential:
Commercial land	460	—	10	(37)	433	—	433
Income property	11,033	(783)	79	(918)	9,411	18	9,393
Owner occupied	6,362	—	4	(908)	5,458	34	5,424
Real estate construction:
One-to-four family residential:
Land and acquisition	1,171	(32)	2,139	(2,288)	990	74	916
Residential construction	635	(101)	—	4	538	—	538
Commercial & multifamily residential:
Income property	316	—	—	66	382	—	382
Owner occupied	102	—	—	6	108	—	108
Consumer	2,437	(171)	47	51	2,364	—	2,364
Unallocated	1,011	—	—	2,146	3,157	—	3,157
Total	$52,244	$(2,517)	$2,392	$(1,000)	$51,119	$385	$50,734

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	(50)	—
Balance at end of period	$2,455	$1,915
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
The following is an analysis of the credit quality of our noncovered loan portfolio as of March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,422,773	$42,648	$58,778	$161	$—	$1,524,360
Unsecured	71,654	199	310	—	—	72,163
Real estate:
One-to-four family residential	97,004	1,448	4,402	—	—	102,854
Commercial and multifamily residential:
Commercial land	139,910	—	5,385	—	—	145,295
Income property	1,150,595	974	35,413	—	—	1,186,982
Owner occupied	739,956	1,443	11,857	—	—	753,256
Real estate construction:
One-to-four family residential:
Land and acquisition	9,928	—	3,652	—	—	13,580
Residential construction	38,413	2,120	2,800	—	—	43,333
Commercial and multifamily residential:
Income property	90,235	—	463	—	—	90,698
Owner occupied	38,973	415	—	—	—	39,388
Consumer	318,977	—	6,185	5	—	325,167
Total	$4,118,418	$49,247	$129,245	$166	$—	4,297,076
Less:
Allowance for loan and lease losses						50,442
Noncovered loans, net						$4,246,634

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,372,038	$43,309	$68,300	$—	$—	$1,483,647
Unsecured	72,226	199	179	—	—	72,604
Real estate:
One-to-four family residential	98,626	1,567	5,699	—	—	105,892
Commercial and multifamily residential:
Commercial land	137,850	—	4,984	—	—	142,834
Income property	1,108,033	5,473	32,926	—	—	1,146,432
Owner occupied	748,725	—	11,884	—	—	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	7,526	—	4,144	—	—	11,670
Residential construction	36,270	2,352	3,370	—	—	41,992
Commercial and multifamily residential:
Income property	86,206	—	315	—	—	86,521
Owner occupied	38,916	—	—	—	—	38,916
Consumer	321,348	331	6,188	467	—	328,334
Total	$4,027,764	$53,231	$137,989	$467	$—	4,219,451
Less:
Allowance for loan and lease losses						52,280
Noncovered loans, net						$4,167,171

7.	Changes in Noncovered Other Real Estate Owned ("OREO")
The following tables set forth activity in noncovered OREO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$23,834	$10,676
Transfers in, net of write-downs ($0 and $32, respectively)	244	2,709
Additional OREO write-downs	(929)	(93)
Proceeds from sale of OREO property	(8,102)	(1,565)
Gain on sale of OREO, net	793	189
Total noncovered OREO at end of period	$15,840	$11,916
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
Ten years and forty-five days after the acquisition dates, the Bank shall pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of March 31, 2014, the net present value of the Bank’s estimated clawback liability is $4.1 million, which is included in other liabilities on the consolidated balance sheets.
The following is an analysis of our covered loans, net of related allowance for losses as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Covered loans:	(dollars in thousands)
Commercial business	$64,945	$72,870
Real estate:
One-to-four family residential	39,056	41,642
Commercial and multifamily residential	163,976	170,879
Total real estate	203,032	212,521
Real estate construction:
One-to-four family residential	10,969	14,781
Commercial and multifamily residential	6,349	6,869
Total real estate construction	17,318	21,650
Consumer	32,541	34,101
Subtotal of covered loans	317,836	341,142
Less:
Valuation discount resulting from acquisition accounting	37,549	43,297
Allowance for loan losses	20,129	20,174
Covered loans, net of allowance for loan losses	$260,158	$277,671

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
The following table shows the changes in accretable yield for acquired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$103,907	$166,888
Accretion	(10,569)	(14,477)
Disposals	(2,826)	(774)
Reclassifications from nonaccretable difference	11,031	7,149
Balance at end of period	$101,543	$158,786
During the three months ended March 31, 2014, the Company recorded a provision for losses on covered loans of $2.4 million. Of this amount, $2.6 million was impairment calculated in accordance with ASC 310-30 and $200 thousand was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $2.4 million of provision for covered loans was partially offset through noninterest income by a $1.9 million favorable adjustment to the change FDIC loss-sharing asset line item.
The changes in the ALLL for covered loans for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$20,174	$30,056
Loans charged off	(4,273)	(2,382)
Recoveries	1,806	835
Provision for loan losses	2,422	980
Balance at end of period	$20,129	$29,489

The following is an analysis of the credit quality of our covered loan portfolio as of March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2014	(in thousands)
Covered loans:
Commercial business:
Secured	$44,916	$1,276	$15,549	$—	$—	$61,741
Unsecured	2,728	396	80	—	—	3,204
Real estate:
One-to-four family residential	32,729	1,828	4,499	—	—	39,056
Commercial and multifamily residential:
Commercial land	10,487	—	7,740	—	—	18,227
Income property	58,519	3,945	7,557	—	—	70,021
Owner occupied	65,389	814	9,525	—	—	75,728
Real estate construction:
One-to-four family residential:
Land and acquisition	4,036	—	1,579	—	—	5,615
Residential construction	2,973	—	2,381	—	—	5,354
Commercial and multifamily residential:
Income property	3,761	—	1,523	—	—	5,284
Owner occupied	1,065	—	—	—	—	1,065
Consumer	29,657	—	2,857	27	—	32,541
Total	$256,260	$8,259	$53,290	$27	$—	317,836
Less:
Valuation discount resulting from acquisition accounting						37,549
Allowance for loan losses						20,129
Covered loans, net						$260,158

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$48,510	$2,849	$18,291	$—	$—	$69,650
Unsecured	2,732	396	92	—	—	3,220
Real estate:
One-to-four family residential	35,066	1,842	4,734	—	—	41,642
Commercial and multifamily residential:
Commercial land	10,778	198	7,589	—	—	18,565
Income property	55,985	3,950	10,657	—	—	70,592
Owner occupied	67,653	111	13,958	—	—	81,722
Real estate construction:
One-to-four family residential:
Land and acquisition	4,674	2,739	1,936	—	—	9,349
Residential construction	3,008	—	2,424	—	—	5,432
Commercial and multifamily residential:
Income property	3,806	—	1,709	—	—	5,515
Owner occupied	1,074	—	280	—	—	1,354
Consumer	30,722	33	3,319	27	—	34,101
Total	$264,008	$12,118	$64,989	$27	$—	341,142
Less:
Valuation discount resulting from acquisition accounting						43,297
Allowance for loan losses						20,174
Covered loans, net						$277,671

The following table sets forth activity in covered OREO at carrying value for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Covered OREO:
Balance at beginning of period	$12,093	$16,311
Transfers in	5,507	1,405
Additional OREO write-downs	(651)	(65)
Proceeds from sale of OREO property	(3,103)	(6,438)
Net gain on sale of OREO	866	2,598
Total covered OREO at end of period	$14,712	$13,811
The covered OREO is subject to loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At March 31, 2014, the FDIC loss-sharing asset is comprised of a $30.5 million FDIC indemnification asset and a $6.3 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$39,846	$96,354
Adjustments not reflected in income:
Cash payments to (from) the FDIC	1,678	(3,119)
FDIC reimbursable losses, net	132	363
Adjustments reflected in income:
Amortization, net	(6,452)	(9,779)
Loan impairment	1,938	784
Sale of other real estate	(756)	(1,346)
Write-downs of other real estate	516	52
Other	(65)	(194)
Balance at end of period	$36,837	$83,115

9.	Goodwill and Other Intangible Assets
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total goodwill (1)	343,952	115,554
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period (1)	47,698	32,441
Accumulated amortization at beginning of period	(22,765)	(16,720)
Core deposit intangible, net at beginning of period	24,933	15,721
CDI current period amortization	(1,579)	(1,028)
Total core deposit intangible, net at end of period	23,354	14,693
Intangible assets not subject to amortization	919	—
Other intangible assets, net at end of period	24,273	14,693
Total goodwill and other intangible assets at end of period	$368,225	$130,247
__________
(1) See Note 3, Business Combinations, for additional information regarding goodwill and intangible assets recorded related to the acquisition of West Coast on April 1, 2013.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2014 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2014	$4,383
2015	4,934
2016	4,195
2017	3,361
2018	2,500

10.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2014 and December 31, 2013 was $186.9 million and $179.5 million, respectively. There was no impact to the statement of income for the three month periods ending March 31, 2014 and 2013.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2014 and December 31, 2013:

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$9,418	Other assets	$9,044	Other liabilities	$9,418	Other liabilities	$9,044
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
March 31, 2014	(in thousands)
Assets
Interest rate contracts	$9,418	$—	$9,418	$—	$9,418
Liabilities
Interest rate contracts	$9,418	$—	$9,418	$(9,418)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

December 31, 2013
Assets
Interest rate contracts	$9,044	$—	$9,044	$—	$9,044
Liabilities
Interest rate contracts	$9,044	$—	$9,044	$(9,044)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

11.	Shareholders’ Equity
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
Warrants to Purchase Common Stock. In conjunction with the acquisition of West Coast, the Company issued Amended and Restated Warrants (the "Warrants") to purchase shares of Company common stock at an exercise price of $8.58 per share. The Company's Amended and Restated Warrants amended and restated Class C Warrants previously issued by West Coast. The Warrants were immediately exercisable and will expire on October 23, 2016. At March 31, 2014, the aggregate amount of Company common shares and value called for by warrants outstanding was 582,799 and $5.0 million, respectively. This reflects the exercise of 1,631,840 warrant shares during the current quarter. As the warrants contain a cashless exercise feature, the net shares issued by the Company as a result of this exercise activity was 1,139,698.
Dividends. On January 23, 2014 the Company declared a quarterly cash dividend of $0.12 per common share and common share equivalent for holders of preferred stock, payable on February 19, 2014 to shareholders of record at the close of business February 5, 2014. Subsequent to quarter end, on April 23, 2014, the Company declared a regular quarterly cash dividend of $0.12 per common share, and common share equivalent for holders of preferred stock, and a special, one-time cash dividend of $0.12 per common share, and common share equivalent for holders of preferred stock, both payable on May 21, 2014 to shareholders of record at the close of business May 7, 2014. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both Federal and State regulatory requirements.
12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2014 and 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended March 31, 2014	(in thousands)
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	7,119	—	7,119
Amounts reclassified from accumulated other comprehensive loss (2)	(142)	24	(118)
Net current-period other comprehensive income	6,977	24	7,001
Ending balance	$(3,131)	$(1,912)	$(5,043)
Three months ended March 31, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(2,493)	(757)	(3,250)
Amounts reclassified from accumulated other comprehensive income (2)	(240)	60	(180)
Net current-period other comprehensive loss	(2,733)	(697)	(3,430)
Ending balance	$18,185	$(1,466)	$16,719
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the three month periods ended March 31, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected line Item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$223	$370	Investment securities gains, net
	223	370	Total before tax
	(81)	(130)	Income tax provision
	$142	$240	Net of tax

Amortization of pension plan liability
Actuarial losses	$(37)	$(92)	Compensation and employee benefits
	(37)	(92)	Total before tax
	13	32	Income tax benefit
	$(24)	$(60)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2014	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$912,298	$—	$912,298	$—
State and municipal debt securities	373,680	—	373,680	—
U.S. government agency and government-sponsored enterprise securities	327,986	—	327,986	—
U.S. government securities	20,303	20,303	—	—
Other securities	5,103	—	5,103	—
Total securities available for sale	$1,639,370	$20,303	$1,619,067	$—
Other assets (Interest rate contracts)	$9,418	$—	$9,418	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,418	$—	$9,418	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2013	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$948,408	$—	$948,408	$—
State and municipal debt securities	364,470	—	364,470	—
U.S. government agency and government-sponsored enterprise securities	326,039	—	326,039	—
U.S. government securities	20,114	20,114	—	—
Other securities	5,080	—	5,080	—
Total securities available for sale	$1,664,111	$20,114	$1,643,997	$—
Other assets (Interest rate contracts)	$9,044	$—	$9,044	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,044	$—	$9,044	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2014 and 2013. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth the Company's assets that were measured using fair value estimates on a nonrecurring basis during the periods ended March 31, 2014 and 2013:

	Fair value at March 31, 2014	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2014
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$2,094	$—	$—	$2,094	$1,387
Noncovered OREO	1,749	—	—	1,749	687
Covered OREO	4,376	—	—	4,376	616
	$8,219	$—	$—	$8,219	$2,690

	Fair value at March 31, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$477	$—	$—	$477	$102
Noncovered OREO	1,350	—	—	1,350	101
Covered OREO	65	—	—	65	65
	$1,892	$—	$—	$1,892	$268
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

	Fair value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$990	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	1,104	Fair Market Value of Collateral	Adjustment to Stated value	0% - 100% (68%)
Noncovered OREO	$1,749	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	4,376	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate, noncovered OREO and covered OREO because there were no adjustments made to the appraisal value during the current period.

(3) Other collateral consists of accounts receivable, inventory and equipment.

	Fair value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$477	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Noncovered OREO	1,350	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	65	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate, noncovered OREO and covered OREO because there were no adjustments made to the appraisal value during the current period.

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2014 or December 31, 2013, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on March 31, 2014 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$191,706	$191,706	$191,706	$—	$—
Interest-earning deposits with banks	45,083	45,083	45,083	—	—
Securities available for sale	1,639,370	1,639,370	20,303	1,619,067	—
FHLB stock	32,224	32,224	—	32,224	—
Loans	4,506,792	4,654,744	—	—	4,654,744
FDIC loss-sharing asset	36,837	13,512	—	—	13,512
Interest rate contracts	9,418	9,418	—	9,418	—
Liabilities
Deposits	$6,044,416	$6,043,226	$5,554,663	$488,563	$—
FHLB Advances	6,597	5,452	—	5,452	—
Repurchase agreements	25,000	26,303	—	26,303	—
Interest rate contracts	9,418	9,418	—	9,418	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$165,030	$165,030	$165,030	$—	$—
Interest-earning deposits with banks	14,531	14,531	14,531	—	—
Securities available for sale	1,664,111	1,664,111	20,114	1,643,997	—
FHLB stock	32,529	32,529	—	32,529	—
Loans held for sale	735	735	—	735	—
Loans	4,444,842	4,605,038	—	—	4,605,038
FDIC loss-sharing asset	39,846	11,248	—	—	11,248
Interest rate contracts	9,044	9,044	—	9,044	—
Liabilities
Deposits	$5,959,475	$5,958,747	$5,449,546	$509,201	$—
FHLB Advances	36,606	35,080	—	35,080	—
Repurchase agreements	25,000	26,361	—	26,361	—
Interest rate contracts	9,044	9,044	—	9,044	—

14.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands except per share)
Basic EPS:
Net income	$19,844	$12,176
Less: Earnings allocated to participating securities
Preferred shares	40	—
Nonvested restricted shares	169	123
Earnings allocated to common shareholders	$19,635	$12,053
Weighted average common shares outstanding	51,097	39,348
Basic earnings per common share	$0.38	$0.31
Diluted EPS:
Earnings allocated to common shareholders	$19,639	$12,053
Weighted average common shares outstanding	51,097	39,348
Dilutive effect of equity awards	1,336	3
Weighted average diluted common shares outstanding	52,433	39,351
Diluted earnings per common share	$0.37	$0.31
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	83	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2013 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.
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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of FDIC insurance and overall regulatory costs;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

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

CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses, business combinations, acquired impaired loans, FDIC loss sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Acquired Impaired Loans”, "FDIC Loss Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2013 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2013 Annual Report on Form 10-K.
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
On April 1, 2013, the Company completed its acquisition of West Coast. The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value, and approximately $1.88 billion in deposits. Due to the timing of this acquisition, our results of operations for the current quarter include the acquisition, however the comparative period in 2013 was prior to the acquisition. See Note 3 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report for further information regarding this acquisition.
Earnings Summary
The Company reported net income for the first quarter of $19.8 million or $0.37 per diluted common share, compared to $12.2 million or $0.31 per diluted common share for the first quarter of 2013. The increase in net income for the current quarter was attributable to higher net interest income and noninterest income as a result of the West Coast acquisition, partially offset by higher noninterest expense due to the West Coast acquisition.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended March 31, 2014 was $87.9 million, 59% more than the same period in 2013. The increase in revenue was a result of higher loan interest income and noninterest income due to the West Coast acquisition. For a more complete discussion of this topic, please refer to the net interest income section contained in the ensuing pages.
The provision for loan and lease losses for the first quarter of 2014 was a recapture of $500 thousand for the noncovered loan portfolio and a provision of $2.4 million for the covered loan portfolio compared to a provision recapture of $1.0 million for the noncovered loan portfolio and a provision of $980 thousand for the covered loan portfolio during the first quarter of 2013. The recapture of provision for the noncovered portfolio was the result of improving credit quality within the noncovered loan portfolio and the provision for the covered loan portfolio was due to a decrease in the expected present value of future cash flows as remeasured during the current quarter when compared to the prior quarter's remeasurement.
Total noninterest expense for the quarter ended March 31, 2014 was $57.4 million, up from $38.0 million for the first quarter of 2013. The increase from the prior-year period was primarily due to ongoing noninterest expense stemming from growth resulting from the West Coast acquisition as well as acquisition-related expenses.

Net income was negatively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios for both the current quarter and prior year period. The negative affect of the FDIC acquired loan portfolios was larger in the prior year period primarily due to greater amortization of the FDIC loss-sharing asset recorded in the prior year period. The following table illustrates the impact to earnings associated with the Company's FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	( in thousands)
Incremental accretion income on FDIC acquired loans	$6,693	$9,445
Provision for losses on covered loans	(2,422)	(980)
Change in FDIC loss-sharing asset (1)	(4,819)	(10,483)
FDIC clawback liability expense	(204)	(231)
Pre-tax earnings impact of FDIC acquired loan portfolios	$(752)	$(2,249)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the first quarter of 2014 was $73.9 million, an increase of 38% from $53.5 million for the same quarter in 2013. The increase in net interest income was primarily due to the loan interest income and loan discount accretion income related to the acquisition of West Coast.
The increased incremental accretion income related to the West Coast acquisition was partially offset by a decrease in FDIC acquired loan incremental accretion. Incremental accretion income from acquired impaired loans decreased $1.9 million from the prior year period. In addition, the discount accretion on other FDIC acquired loans decreased $866 thousand from the prior year period. These decreases were primarily due to the decline in the FDIC acquired loan balances resulting from repayments. However, these decreases were more than offset during the current quarter by discount accretion related to the recently acquired West Coast loan portfolio, which had $5.6 million in discount accretion for the current quarter. For additional information on the Company's accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2013 Annual Report on Form 10-K.
The Company's net interest margin decreased to 4.85% in the first quarter of 2014, from 5.06% for the same quarter last year, due to acquired securities premium amortization related to the West Coast acquired portfolio, which reduces net interest income. In addition, there was a smaller impact to the net interest margin related to the acquired loan incremental accretion income for the current period. Although the dollar amount of the loan incremental accretion income was actually higher in the current period, the impact to the net interest margin was greater for the prior year period due to the lower average interest-earning assets balance for the prior year period.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Incremental accretion income due to:
FDIC acquired impaired loans	$6,489	$8,375
Other FDIC acquired loans	204	1,070
Other acquired loans	5,615	—
Incremental accretion income	$12,308	$9,445

Net interest margin	4.85%	5.06%
Operating net interest margin (1)	4.19%	4.21%
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2014			2013
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (3)	$4,248,105	$54,946	5.17%	$2,559,177	$33,163	5.18%
Covered loans, net (2)	289,002	10,952	15.16%	403,382	14,992	14.87%
Taxable securities	1,329,679	6,752	2.03%	782,158	4,234	2.17%
Tax exempt securities (3)	352,691	4,109	4.66%	269,499	3,566	5.29%
Interest-earning deposits with banks and federal funds sold	25,215	14	0.23%	322,761	201	0.25%
Total interest-earning assets	6,244,692	$76,773	4.92%	4,336,977	$56,156	5.18%
Other earning assets	126,924			80,604
Noninterest-earning assets	772,143			433,463
Total assets	$7,143,759			$4,851,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$503,129	$362	0.29%	$482,644	$580	0.48%
Savings accounts	513,911	13	0.01%	326,760	16	0.02%
Interest-bearing demand	1,168,708	109	0.04%	839,716	179	0.09%
Money market accounts	1,586,622	268	0.07%	1,090,980	314	0.12%
Total interest-bearing deposits	3,772,370	752	0.08%	2,740,100	1,089	0.16%
Federal Home Loan Bank advances	70,690	114	0.65%	6,643	71	4.26%
Other borrowings	25,000	119	1.90%	25,000	119	1.90%
Total interest-bearing liabilities	3,868,060	$985	0.10%	2,771,743	$1,279	0.18%
Noninterest-bearing deposits	2,129,468			1,250,028
Other noninterest-bearing liabilities	78,878			60,883
Shareholders’ equity	1,067,353			768,390
Total liabilities & shareholders’ equity	$7,143,759			$4,851,044
Net interest income		$75,788			$54,877
Net interest margin			4.85%			5.06%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $983 thousand and $661 thousand for the three months ended March 31, 2014 and 2013, respectively. The accretion of net unearned discounts on certain acquired loans was $5.8 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
Incremental accretion on acquired impaired loans is included in covered loan interest earned. The incremental accretion income on acquired impaired loans was $6.5 million and $8.4 million for the three months ended March 31, 2014 and 2013, respectively.

(3)
Tax-exempt income is calculated on a tax equivalent basis, based on a combined tax rate of 35% for 2013 and 36% for 2014. The tax equivalent yield adjustment to interest earned on noncovered loans was $357 thousand and $127 thousand for the three months ended March 31, 2014 and 2013, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$21,845	$(62)	$21,783
Covered loans, net	(4,329)	289	(4,040)
Taxable securities	2,795	(277)	2,518
Tax exempt securities	1,006	(463)	543
Interest earning deposits with banks and federal funds sold	(173)	(14)	(187)
Interest income	$21,144	$(527)	$20,617
Interest Expense
Deposits:
Certificates of deposit	$24	$(242)	$(218)
Savings accounts	7	(10)	(3)
Interest-bearing demand	54	(124)	(70)
Money market accounts	112	(158)	(46)
Total interest on deposits	197	(534)	(337)
Federal Home Loan Bank advances	150	(107)	43
Interest expense	$347	$(641)	$(294)
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the first quarter of 2014, the Company recorded a $500 thousand recapture of provision for the noncovered loan portfolio and provision expense of $2.4 million for the covered loan portfolio compared with a provision recapture of $1.0 million and provision expense of $980 thousand, respectively, during the first quarter of 2013.
The $500 thousand provision recapture for noncovered loan losses recorded during the current quarter was primarily due to improving credit metrics within the noncovered loan portfolio. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.
The $2.4 million in provision expense for losses on covered loans in the current period was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows during the fourth quarter of 2013, net of the actual cash flows received during the quarter. The decrease in the present value of expected future cash flows was due to deterioration in credit quality of the covered portfolio, as measured by past due status. The $2.4 million in provision expense is substantially offset by a $1.9 million favorable adjustment to the change in FDIC loss-sharing asset.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$12,936	$7,594	$5,342	70%
Merchant services fees	1,870	1,851	19	1%
Investment securities gains, net	223	370	(147)	(100)%
Bank owned life insurance	965	698	267	38%
Other	2,833	1,628	1,205	74%
Subtotal	18,827	12,141	6,686	55%
Change in FDIC loss-sharing asset	(4,819)	(10,483)	5,664	(54)%
Total noninterest income	$14,008	$1,658	$12,350	745%
Comparison of current quarter to prior year period
Noninterest income was $14.0 million for the first quarter of 2014, compared to $1.7 million for the same period in 2013. The increase was primarily due to increases of $5.3 million in service charges and other fees and $1.2 million in other noninterest income due to the increased customer base from the West Coast acquisition. In addition, the expense recorded for the change in FDIC loss-sharing asset was $5.7 million less in the current quarter compared to the first quarter of 2013.
The change in FDIC loss-sharing asset is a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset and the provision recorded for reimbursable losses on covered loans. For the first quarter of 2014, there was $6.5 million of amortization of the asset partially offset by a $1.9 million increase in the asset related to the provision recorded for reimbursable losses on covered loans. For the same period in 2013, there was $9.8 million of amortization of the asset partially offset by a $784 thousand increase in the asset related to the provision recorded for reimbursable losses on covered loans. For additional information on the FDIC loss-sharing asset, please see the "FDIC Loss-sharing Asset" section of Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements in "Item 1. Financial Statements (unaudited)" of this report.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Compensation	$26,410	$17,888	$8,522	48%
Employee benefits	4,674	3,740	934	25%
Contract labor	254	25	229	916%
	31,338	21,653	9,685	45%
All other noninterest expense:
Occupancy	8,244	4,753	3,491	73%
Merchant processing	980	857	123	14%
Advertising and promotion	769	870	(101)	(12)%
Data processing and communications	3,520	2,580	940	36%
Legal and professional services	2,169	2,050	119	6%
Taxes, license and fees	1,180	1,387	(207)	(15)%
Regulatory premiums	1,176	857	319	37%
Net cost (benefit) of operation of noncovered other real estate owned	327	(54)	381	(706)%
Net benefit of operation of covered other real estate owned	(181)	(2,447)	2,266	(93)%
Amortization of intangibles	1,580	1,029	551	54%
Other	6,284	4,514	1,770	39%
Total all other noninterest expense	26,048	16,396	9,652	59%
Total noninterest expense	$57,386	$38,049	$19,337	51%
Comparison of current quarter to prior year period
Total noninterest expense for the first quarter of 2014 was $57.4 million, an increase of $19.3 million from a year earlier. The increase from the prior year period was primarily due to additional ongoing noninterest expense stemming from the growth resulting from the West Coast acquisition as well as a reduction in the net benefit of covered other real estate owned. In addition, acquisition-related expenses were $966 thousand during the current quarter compared to $723 thousand for the prior year period.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$581	$—
Occupancy	139	5
Advertising and promotion	—	16
Data processing and communications	—	40
Legal and professional fees	187	508
Other	59	154
Total impact of acquisition-related costs to noninterest expense	$966	$723

The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended March 31,		Increase (Decrease) Amount
	2014	2013 (1)
	(in thousands)
Postage	$902	$473	$429
Software support & maintenance	550	362	188
Supplies	380	210	170
Insurance	402	261	141
ATM Network	289	271	18
Travel	422	270	152
Employee expenses	299	199	100
Sponsorships and charitable contributions	602	245	357
Directors fees	169	153	16
Federal Reserve Bank processing fees	67	45	22
CRA partnership investment expense	266	—	266
Investor relations	38	138	(100)
Other personal property owned	(124)	(104)	(20)
FDIC clawback expense	204	231	(27)
Miscellaneous	1,818	1,760	58
Total other noninterest expense	$6,284	$4,514	$1,770
__________
(1) Reclassified to conform to current period's presentation.
In managing our business, we review the efficiency ratio, on a fully taxable-equivalent basis. Our efficiency ratio (noninterest expense, excluding net cost of operation of other real estate, FDIC clawback liability expense and acquisition-related expenses, divided by the sum of net interest income on a tax equivalent basis, excluding incremental accretion income on acquired loan portfolios, premium amortization on acquired securities portfolios, and prepayment charges on FHLB advances, and noninterest income, excluding any gain/loss on sale of investment securities, gain on bank acquisition, and the change in the FDIC indemnification asset) was 66.49% for the first quarter of 2014 compared to 68.68% for the first quarter 2013.
Income Taxes
We recorded an income tax provision of $8.8 million for the first quarter of 2014, compared to a provision of $4.9 million for the same period in 2013, with an effective tax rate of 31% and 29%, respectively. Our effective tax rate increased compared to the prior year period primarily due to the acquisition of West Coast. The majority of West Coast’s operations were located in the State of Oregon which has a state income tax. As a result, a larger portion of our income was subject to state income taxes. Our effective tax rate remained lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company's annual report on Form 10-K for the year ended December 31, 2013.
FINANCIAL CONDITION
Total assets were $7.24 billion as of March 31, 2014, an increase of $75.5 million, or 1% from $7.16 billion at December 31, 2013. The increase was primarily due to an increases in noncovered loans and cash and cash equivalents, partially offset by a decrease in investment securities.

Investment Securities
At March 31, 2014, the Company held investment securities totaling $1.64 billion compared to $1.66 billion at December 31, 2013. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $42.7 million in maturities and sales and $3.7 million in premium amortization, partially offset by $10.8 million in purchases and a $10.9 million increase in fair value of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 10 months at March 31, 2014. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
The investment securities are used by the Company as a component of its balance sheet management strategies. From time-to-time securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
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
At March 31, 2014, the market value of securities available for sale had a net unrealized loss of $5.4 million compared to a net unrealized loss of $16.4 million at December 31, 2013. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At March 31, 2014, the Company had $922.7 million of investment securities with gross unrealized losses of $28.7 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$912,298	$948,408
State and municipal securities	373,680	364,470
U.S. government and government-sponsored enterprise securities	327,986	326,039
U.S. government securities	20,303	20,114
Other securities	5,103	5,080
Total	$1,639,370	$1,664,111
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2014	% of Total	December 31, 2013	% of Total
	(dollars in thousands)
Commercial business	$1,601,676	37.3%	$1,561,782	37.0%
Real estate:
One-to-four family residential	105,141	2.4%	108,317	2.6%
Commercial and multifamily residential	2,113,609	49.3%	2,080,075	49.2%
Total real estate	2,218,750	51.7%	2,188,392	51.8%
Real estate construction:
One-to-four family residential	57,310	1.3%	54,155	1.3%
Commercial and multifamily residential	130,809	3.0%	126,390	3.0%
Total real estate construction	188,119	4.3%	180,545	4.3%
Consumer	351,255	8.2%	357,014	8.5%
Subtotal	4,359,800	101.5%	4,287,733	101.6%
Less: Net unearned income	(62,724)	(1.5)%	(68,282)	(1.6)%
Total noncovered loans, net of unearned income	4,297,076	100.0%	4,219,451	100.0%
Less: Allowance for loan and lease losses	(50,442)		(52,280)
Noncovered loans, net	4,246,634		4,167,171
Covered loans, net of allowance for loan losses of ($20,129) and ($20,174), respectively	260,158		277,671
Total loans, net	$4,506,792		$4,444,842
Loans held for sale	$—		$735

Total noncovered loans increased $77.6 million, or 2%, from year-end 2013. The increase in noncovered loans was driven by originations of over $210 million during the current quarter. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $62.7 million in unearned income recorded at March 31, 2014 was comprised of $55.4 million in discount on acquired loans and $7.3 million in deferred loan fees. The $68.3 million in unearned income recorded at December 31, 2013 consisted of $61.4 million in discount on acquired loans and $6.9 million in deferred loan fees.
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
Covered Loans: Covered loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. These loans are generically referred to as covered because they are generally subject to one of the loss-sharing agreements between the Company and the FDIC. The loss-sharing agreements relating to the 2010 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding up to a stated threshold amount of $206.0 million for Columbia River Bank and $66.0 million for American Marine Bank. If losses exceed the stated threshold, the Company’s share of the remaining losses decreases to 5%. The loss-sharing agreements relating to the 2011 FDIC-assisted transactions limit the Company's losses to 20% of the contractual balance outstanding. The loss-sharing provisions of the 2010 and 2011 agreements for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition dates. At March 31, 2014, approximately 95% of covered loans were subject to an FDIC loss-sharing agreement and approximately 89% were accounted for as acquired, impaired loans.

The following tables are a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the three months ended March 31, 2014 and 2013:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2014	$364,336	$(11,855)	$(103,907)	$248,574
Principal reductions	(19,308)	—	—	(19,308)
Accretion of loan discount	—	—	10,569	10,569
Changes in contractual and expected cash flows due to remeasurement	5,909	2,499	(11,031)	(2,623)
Disposals	(8,116)	151	2,826	(5,139)
Balance at March 31, 2014	$342,821	$(9,205)	$(101,543)	$232,073

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2013	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions	(38,124)	—	—	(38,124)
Accretion of loan discount	—	—	14,477	14,477
Changes in contractual and expected cash flows due to remeasurement	(1,118)	7,235	(7,149)	(1,032)
Disposals	(2,590)	144	774	(1,672)
Balance at March 31, 2013	$514,276	$(29,992)	$(158,786)	$325,498
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

The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	March 31, 2014	December 31, 2013
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$14,541	$12,609
Real estate:
One-to-four family residential	2,900	2,667
Commercial and multifamily residential	11,050	11,043
Total real estate	13,950	13,710
Real estate construction:
One-to-four family residential	3,026	3,705
Total real estate construction	3,026	3,705
Consumer	4,880	3,991
Total nonaccrual loans	36,397	34,015
Noncovered other real estate owned and other personal property owned	15,924	23,918
Total nonperforming noncovered assets	$52,321	$57,933

Total assets	$7,237,053	$7,161,582
Covered assets, net	274,896	289,790
Noncovered assets	$6,962,157	$6,871,792
At March 31, 2014, nonperforming noncovered assets were $52.3 million, compared to $57.9 million at December 31, 2013. Nonperforming noncovered assets decreased $5.6 million during the three months ended March 31, 2014 as a result of $2.4 million in loan payments, $2.0 million in loans returning to accrual status, $7.3 million in OREO and OPPO sales, $2.3 million in loan and OREO write-downs, partially offset by $8.4 million in new nonaccrual loans. The percent of nonperforming, noncovered assets to period-end noncovered assets at March 31, 2014 was 0.75% compared to 0.84% for December 31, 2013.
Other Real Estate Owned: During the three months ended March 31, 2014, noncovered OREO decreased $8.0 million. The following table sets forth activity in noncovered OREO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$23,834	$10,676
Transfers in, net of write-downs ($0 and $32, respectively)	244	2,709
Additional OREO write-downs	(929)	(93)
Proceeds from sale of OREO property	(8,102)	(1,565)
Gain on sale of OREO, net	793	189
Total noncovered OREO, end of period	$15,840	$11,916

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
At March 31, 2014, our allowance for loan and lease losses for noncovered loans was $50.4 million, or 1.17% of total noncovered loans (excluding loans held for sale) and 139% of nonperforming, noncovered loans. This compares with an allowance of $52.3 million, or 1.24% of total noncovered loans (excluding loans held for sale), and 154% of nonperforming, noncovered loans at December 31, 2013. The allowance as a percentage of total noncovered loans remains low compared to the March 31, 2013 ratio of 1.95% due to including acquired loans in the ratio, for which only a small allowance was estimated at quarter-end given management's judgment that current net acquisition accounting adjustments still significantly address the estimated credit losses in acquired loans. Excluding acquired loans, the allowance at March 31, 2014 represented 1.46% of noncovered loans compared to 1.58% at December 31, 2013. This decrease compared to December 31, 2013 reflects improvements in core asset quality during current year.

The following table provides an analysis of the Company’s allowance for loan and lease losses for noncovered loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$52,280	$52,244
Charge-offs:
Commercial business	(233)	(1,314)
One-to-four family residential	(207)	(116)
Commercial and multifamily residential	(1,023)	(783)
One-to-four family residential construction	—	(133)
Consumer	(727)	(171)
Total charge-offs	(2,190)	(2,517)
Recoveries:
Commercial business	490	113
One-to-four family residential	28	—
Commercial and multifamily residential	39	93
One-to-four family residential construction	42	2,139
Consumer	253	47
Total recoveries	852	2,392
Net charge-offs	(1,338)	(125)
Provision (recapture) for loan and lease losses	(500)	(1,000)
Ending balance	$50,442	$51,119
Total noncovered loans, net at end of period, excluding loans held of sale	$4,297,076	$2,621,212
Allowance for loan and lease losses to period-end noncovered loans	1.17%	1.95%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	(50)	—
Ending balance	$2,455	$1,915

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
At March 31, 2014, the FDIC loss-sharing asset was $36.8 million which was comprised of a $30.5 million FDIC indemnification asset and a $6.3 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$39,846	$96,354
Adjustments not reflected in income:
Cash payments to (from) the FDIC	1,678	(3,119)
FDIC reimbursable losses, net	132	363
Adjustments reflected in income:
Amortization, net	(6,452)	(9,779)
Loan impairment	1,938	784
Sale of other real estate	(756)	(1,346)
Write-downs of other real estate	516	52
Other	(65)	(194)
Balance at end of period	$36,837	$83,115

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $72.1 million since year-end 2013.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2014 CDARS® deposits and brokered money market deposits were $84.5 million, or 1% of total deposits, compared to $61.3 million at year-end 2013. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$2,225,212	36.8%	$2,171,703	36.4%
Interest bearing demand	1,188,109	19.7%	1,170,006	19.6%
Money market	1,545,802	25.6%	1,569,261	26.3%
Savings	530,112	8.8%	496,444	8.3%
Certificates of deposit less than $100,000	279,199	4.6%	288,943	4.9%
Total core deposits	5,768,434	95.5%	5,696,357	95.5%
Certificates of deposit greater than $100,000	191,175	3.1%	201,498	3.5%
Certificates of deposit insured by CDARS®	19,380	0.3%	19,488	0.3%
Brokered money market accounts	65,138	1.1%	41,765	0.7%
Subtotal	6,044,127	100.0%	5,959,108	100.0%
Premium resulting from acquisition date fair value adjustment	289		367
Total deposits	$6,044,416		$5,959,475
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, residential, commercial and commercial real estate loans. At March 31, 2014 we had FHLB advances of $6.0 million, before acquisition date fair value adjustments compared to $36.0 million at December 31, 2013.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2014 and December 31, 2013 we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, commitments to extend credit and investments in affordable housing partnerships. At March 31, 2014, we had commitments to extend credit of $1.39 billion compared to $1.41 billion at December 31, 2013.

Capital Resources
Shareholders’ equity at March 31, 2014 was $1.07 billion, an increase from $1.05 billion at December 31, 2013. Shareholders’ equity was 15% of total period-end assets at March 31, 2014 and December 31, 2013.
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
The Company and its banking subsidiary qualify as “well-capitalized” at March 31, 2014 and December 31, 2013. The following table presents the regulatory standards for adequately capitalized and well-capitalized institutions and the capital ratios for the Company and its banking subsidiary at March 31, 2014 and December 31, 2013:

	Company		Columbia Bank		Requirements
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.83%	14.68%	13.80%	13.52%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.58%	13.43%	12.55%	12.27%	4.00%	6.00%
Leverage ratio	10.50%	10.19%	9.70%	9.29%	4.00%	5.00%
Stock Repurchase Program
In 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first three months of 2014.

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

The following table reconciles the Company's calculation of the operating net interest margin to the net interest margin for the periods indicated:

	Three Months Ended March 31,
	2014	2013

Net interest margin	4.85%	5.06%
Adjustments to net interest margin to arrive at operating net interest margin:
Incremental accretion income on FDIC acquired impaired loans	(0.41)%	(0.77)%
Incremental accretion income on other FDIC acquired loans	(0.01)%	(0.10)%
Incremental accretion income on other acquired loans	(0.36)%	—%
Premium amortization on acquired securities	0.10%	—%
Interest reversals on nonaccrual loans	0.02%	0.02%
Operating net interest margin	4.19%	4.21%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2014, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2013. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

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
On June 24, 2009, West Coast Trust, which as a result of our acquisition of West Coast Bancorp (“West Coast”) is now a subsidiary of the Company, was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215.6 million, the amount of the alleged loss to the estate. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and briefs have been filed. Appeals Court oral arguments were heard in November, 2012, and the Company has not yet received the Appeals Court decision. The Company believes the appeal and underlying petition are without merit.
On October 3, 2012, a class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah against West Coast, its directors, and the Company challenging the merger: Gary M. Klein v. West Coast Bancorp, et al., Case No. 1210-12431. The complaint names as defendants West Coast, all of the former members of West Coast's board of directors, and the Company. The complaint alleges that the West Coast directors breached their fiduciary duties to West Coast and West Coast shareholders by agreeing to the merger at an unfair price. The complaint also alleges that the merger was being driven by an unfair process, that the directors approved provisions in the merger agreement that constitute preclusive deal protection devices, that certain large shareholders of West Coast were using the merger as an opportunity to sell their illiquid holdings in West Coast, and that West Coast directors and officers would obtain personal benefits from the merger not shared equally by other West Coast shareholders. The complaint further alleges that West Coast and the Company aided and abetted the directors' alleged breaches of their fiduciary duties. Thereafter, a second lawsuit challenging the merger was filed in the Circuit Court of the State of Oregon for Clackamas County: Leoni v. West Coast Bancorp et al., Case No. CV12100728. The two lawsuits were consolidated for all purposes in the Circuit Court of the State of Oregon for Multnomah County.

While the Company believed that the claims in both complaints were without merit, the Company agreed, in order to avoid the expense and burden of continued litigation and pursuant to the terms of the proposed settlement, to make certain supplemental disclosures in the joint proxy statement/prospectus related to the merger. Accordingly, prior to the closing of the merger on April 1, 2013, West Coast and the other defendants in the two actions entered into a memorandum of understanding to settle both actions. Pursuant to the memorandum of understanding, Plaintiffs’ counsel conducted certain confirmatory discovery, and the Company approved the form of a stipulation of settlement, which was been executed by the parties. The stipulation of settlement was subject to customary conditions, including court approval following notice to West Coast's stockholders. On February 18, 2014, the Circuit Court of the State of Oregon for Multnomah County conducted a final hearing to consider the fairness, reasonableness, and adequacy of the settlement and entered a Final Judgment on the matter. The judgment resolves and releases all claims in all actions that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith.

Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2014

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
1/1/2014 - 1/31/2014	—	$—	—	2,000,000
2/1/2014 - 2/28/2014	20,419	25.35	—	2,000,000
3/1/2014 - 3/31/2014	161	28.94	—	2,000,000
	20,580	$25.38	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 20,580 shares of common stock to pay withholding taxes. During the three months ended March 31, 2014, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in 2011, originally authorized the repurchase of up to 2 million shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1*+	Supplemental Executive Retirement Plan Agreement between the Company and David Lawson, effective July 1, 2013.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 9, 2014	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2014	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1*+	Supplemental Executive Retirement Plan Agreement between the Company and David Lawson, effective July, 2013.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith