Form 10-Q
period 2014-06-30
COLUMBIA BANKING SYSTEM INC
filed 2014-08-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 31, 2014 was 52,651,886.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2014	December 31, 2013
ASSETS			(in thousands)
Cash and due from banks			$193,816	$165,030
Interest-earning deposits with banks			30,646	14,531
Total cash and cash equivalents			224,462	179,561
Securities available for sale at fair value (amortized cost of $1,581,989 and $1,680,491, respectively)			1,590,017	1,664,111
Federal Home Loan Bank stock at cost			31,912	32,529
Loans held for sale			750	735
Loans, excluding covered loans, net of unearned income of ($57,126) and ($68,282), respectively			4,452,674	4,219,451
Less: allowance for loan and lease losses			49,494	52,280
Loans, excluding covered loans, net			4,403,180	4,167,171
Covered loans, net of allowance for loan losses of ($19,801) and ($20,174), respectively			242,100	277,671
Total loans, net			4,645,280	4,444,842
FDIC loss-sharing asset			27,981	39,846
Interest receivable			22,183	22,206
Premises and equipment, net			156,645	154,732
Other real estate owned ($13,051 and $12,093 covered by FDIC loss-share, respectively)			28,254	35,927
Goodwill			343,952	343,952
Other intangible assets, net			22,792	25,852
Other assets			203,230	217,289
Total assets			$7,297,458	$7,161,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$2,190,161	$2,171,703
Interest-bearing			3,794,908	3,787,772
Total deposits			5,985,069	5,959,475
Federal Home Loan Bank advances			110,587	36,606
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			84,651	87,252
Total liabilities			6,205,307	6,108,333
Commitments and contingent liabilities
Shareholders’ equity:
	June 30, 2014	December 31, 2013
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	52,635	51,265	861,609	860,562
Retained earnings			224,765	202,514
Accumulated other comprehensive income (loss)			3,560	(12,044)
Total shareholders’ equity			1,092,151	1,053,249
Total liabilities and shareholders’ equity			$7,297,458	$7,161,582
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (1)	2014	2013 (1)
	(in thousands except per share amounts)
Interest Income
Loans	$67,004	$74,837	$132,545	$122,865
Taxable securities	6,382	4,890	13,134	9,124
Tax-exempt securities	2,671	2,508	5,289	4,806
Federal funds sold and deposits in banks	30	33	44	234
Total interest income	76,087	82,268	151,012	137,029
Interest Expense
Deposits	729	1,054	1,481	2,143
Federal Home Loan Bank advances	115	(699)	229	(628)
Prepayment charge on Federal Home Loan Bank advances	—	1,548	—	1,548
Other borrowings	119	376	238	495
Total interest expense	963	2,279	1,948	3,558
Net Interest Income	75,124	79,989	149,064	133,471
Provision for loan and lease losses	600	2,000	100	1,000
Provision (recapture) for losses on covered loans, net	1,517	(1,712)	3,939	(732)
Net interest income after provision (recapture) for loan and lease losses	73,007	79,701	145,025	133,203
Noninterest Income
Service charges and other fees	13,790	13,560	26,726	21,154
Merchant services fees	2,040	2,013	3,910	3,864
Investment securities gains, net	296	92	519	462
Bank owned life insurance	976	1,008	1,941	1,706
Change in FDIC loss-sharing asset	(5,050)	(13,137)	(9,869)	(23,620)
Other	2,575	3,272	5,408	4,900
Total noninterest income	14,627	6,808	28,635	8,466
Noninterest Expense
Compensation and employee benefits	31,064	35,657	62,402	57,310
Occupancy	8,587	7,543	16,831	12,296
Merchant processing	998	852	1,978	1,709
Advertising and promotion	950	1,160	1,719	2,030
Data processing and communications	3,680	3,638	7,200	6,218
Legal and professional fees	2,303	5,504	4,472	7,554
Taxes, licenses and fees	1,051	1,204	2,231	2,591
Regulatory premiums	1,073	1,177	2,249	2,034
Net cost (benefit) of operation of other real estate owned	(97)	(2,828)	49	(5,329)
Amortization of intangibles	1,480	1,693	3,060	2,722
Other (1)	6,675	8,904	12,959	13,418
Total noninterest expense	57,764	64,504	115,150	102,553
Income before income taxes	29,870	22,005	58,510	39,116
Income tax provision	8,643	7,414	17,439	12,349
Net Income	$21,227	$14,591	$41,071	$26,767
Earnings per common share
Basic	$0.40	$0.28	$0.79	$0.59
Diluted	$0.40	$0.28	$0.77	$0.58
Dividends paid per common share	$0.24	$0.10	$0.36	$0.20
Weighted average number of common shares outstanding	52,088	50,788	51,600	45,099
Weighted average number of diluted common shares outstanding	52,494	52,125	52,463	45,758
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for FDIC clawback liability expense within noninterest expense and including the prior period activity in the line item for other noninterest expense.

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Net income as reported	$21,227	$14,591
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($4,992) and $14,116	8,768	(25,930)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $107 and $33	(189)	(59)
Net unrealized gain (loss) from securities, net of reclassification adjustment	8,579	(25,989)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($13) and ($32)	24	60
Pension plan liability adjustment, net	24	60
Other comprehensive income (loss)	8,603	(25,929)
Total comprehensive income (loss)	$29,830	$(11,338)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Net income as reported	$41,071	$26,767
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($9,041) and $15,473	15,887	(28,423)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $188 and $163	(331)	(299)
Net unrealized gain (loss) from securities, net of reclassification adjustment	15,556	(28,722)
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $412	—	(756)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($26) and ($65)	48	119
Pension plan liability adjustment, net	48	(637)
Other comprehensive income (loss)	15,604	(29,359)
Total comprehensive income (loss)	$56,675	$(2,592)
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2013	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	26,767	—	26,767
Other comprehensive loss	—	—	—	—	—	(29,359)	(29,359)
Issuance of preferred stock, common stock and warrants	9	2,217	11,380	273,964	—	—	276,181
Activity in deferred compensation plan	—	—	—	517	—	—	517
Issuance of common stock - stock option and other plans	—	—	43	774	—	—	774
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	144	1,280	—	—	1,280
Purchase and retirement of common stock	—	—	(16)	(391)	—	—	(391)
Preferred dividends	—	—	—	—	(10)	—	(10)
Cash dividends paid on common stock	—	—	—	—	(9,093)	—	(9,093)
Balance at June 30, 2013	9	$2,217	51,237	$857,615	$180,052	$(9,210)	$1,030,674
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	41,071	—	41,071
Other comprehensive income	—	—	—	—	—	15,604	15,604
Issuance of common stock - cashless exercise of warrants	—	—	1,140	—	—	—	—
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Issuance of common stock - stock option and other plans	—	—	21	425	—	—	425
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	233	1,224	—	—	1,224
Purchase and retirement of common stock	—	—	(24)	(601)	—	—	(601)
Preferred dividends	—	—	—	—	(37)	—	(37)
Cash dividends paid on common stock	—	—	—	—	(18,783)	—	(18,783)
Balance at June 30, 2014	9	$2,217	52,635	$861,609	$224,765	$3,560	$1,092,151

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities
Net Income	$41,071	$26,767
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses on noncovered and covered loans	4,039	268
Stock-based compensation expense	1,224	1,280
Depreciation, amortization and accretion	17,057	22,527
Investment securities gain, net	(519)	(462)
Net realized (gain) loss on sale of other assets	453	(73)
Net realized gain on sale of other real estate owned	(2,972)	(6,291)
Write-down on other real estate owned	2,554	664
Net change in:
Loans held for sale	(15)	413
Interest receivable	23	(8,850)
Interest payable	(20)	(12)
Other assets	3,062	6,285
Other liabilities	(2,589)	(12,662)
Net cash provided by operating activities	63,368	29,854
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(201,162)	(194,322)
Purchases of:
Securities available for sale	(22,804)	(162,018)
Premises and equipment	(8,383)	(8,071)
Proceeds from:
FDIC reimbursement on loss-sharing asset	3,982	6,387
Sales of securities available for sale	30,704	166,881
Principal repayments and maturities of securities available for sale	83,788	167,736
Sales of other assets	1,095	806
Sales of covered other real estate owned	5,634	13,814
Sales of other real estate and other personal property owned	10,298	6,076
Payments to FDIC related to loss-sharing asset	(2,217)	—
Acquisition of intangible assets	—	(913)
Net cash paid in acquisition	—	(154,170)
Other investing activities	—	(1,026)
Net cash used in investing activities	(99,065)	(158,820)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	25,594	(177,631)
Proceeds from:
Federal Home Loan Bank advances	1,168,000	756,100
Federal Reserve Bank borrowings	50	50
Exercise of stock options	425	774
Payments for:
Repayment of Federal Home Loan Bank advances	(1,094,000)	(711,000)
Repayment of Federal Reserve Bank borrowings	(50)	(50)
Common stock dividends	(18,783)	(9,093)
Preferred stock dividends	(37)	(10)
Repayment of long-term subordinated debt	—	(51,000)
Purchase and retirement of common stock	(601)	(391)
Net cash provided by (used in) financing activities	80,598	(192,251)
Increase (Decrease) in cash and cash equivalents	44,901	(321,217)
Cash and cash equivalents at beginning of period	179,561	513,926
Cash and cash equivalents at end of period	$224,462	$192,709
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$1,968	$2,155
Cash paid for income tax	$8,200	$9,589
Non-cash investing and financing activities
Loans transferred to other real estate owned	$7,841	$9,307
Share-based consideration issued for acquisitions	$—	$276,181

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results to be anticipated for the year ending December 31, 2014. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K.
Due to the timing of the acquisition of West Coast Bancorp (“West Coast”), our results of operations for the six month period ended June 30, 2014 include the acquisition for the full six month period, however the prior year period only includes the acquisition for three months of the six month period. See Note 3, Business Combinations, for further information regarding this acquisition.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2013 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2013 Form 10-K disclosure for the year ended December 31, 2013.

2.	Accounting Pronouncements Recently Issued
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period. The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The amendments in this update will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. Early application is not permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-04 No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

In April 2014, the the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is assessing the impact of the new guidance on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The Update clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above, and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The Update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit the reporting entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the cost of the investment is amortized each reporting period in proportion to the tax credits received. Under the new guidance, classification of the amortization would change from noninterest expense to income tax expense. ASU 2014-01 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. The guidance is to be applied retrospectively to all periods presented. The Company is assessing the impact of the new guidance on its consolidated financial statements.

3.	Business Combinations
On April 1, 2013, the Company completed its acquisition of West Coast. The Company paid $540.8 million in total consideration to acquire 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company’s geographic footprint consistent with its ongoing growth strategy. The fair value of the net assets acquired totaled $312.4 million, including $1.88 billion of deposits, $1.41 billion of loans and $15.3 million of other intangible assets. Goodwill of $228.4 million was recorded as part of the acquisition. The goodwill is not deductible for income tax purposes.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to June 30, 2014. Disclosure of the amount of West Coast’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

The following table presents certain unaudited pro forma information for the six month period ended June 30, 2013, for illustrative purposes only. This unaudited pro forma information was calculated as if West Coast had been acquired as of the beginning of the year prior to the acquisition. The unaudited estimated pro forma information combines the historical results of West Coast with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Six Months Ended June 30,
2013
(in thousands)
Total revenues (net interest income plus noninterest income)	$177,970
Net income	$43,256
Earnings per share - basic	$0.85
Earnings per share - diluted	$0.83
In connection with the West Coast acquisition, Columbia recognized $672 thousand and $9.2 million of acquisition-related expenses for the three month periods ended June 30, 2014 and 2013, respectively, and $1.6 million and $10.0 million for the six month periods ended June 30, 2014 and 2013, respectively.
See Note 2, Business Combinations, in Item 8 of our 2013 Form 10-K for additional details related to the West Coast acquisition.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$862,248	$11,858	$(11,488)	$862,618
State and municipal securities	368,221	13,783	(1,498)	380,506
U.S. government agency and government-sponsored enterprise securities	325,341	492	(4,444)	321,389
U.S. government securities	20,895	1	(559)	20,337
Other securities	5,284	22	(139)	5,167
Total	$1,581,989	$26,156	$(18,128)	$1,590,017
December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$961,442	$10,640	$(23,674)	$948,408
State and municipal securities	357,013	11,450	(3,993)	364,470
U.S. government agency and government-sponsored enterprise securities	335,671	434	(10,066)	326,039
U.S. government securities	21,081	—	(967)	20,114
Other securities	5,284	27	(231)	5,080
Total	$1,680,491	$22,551	$(38,931)	$1,664,111
The scheduled contractual maturities of investment securities available for sale at June 30, 2014 are presented as follows:

	June 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$21,359	$21,470
Due after one year through five years	332,516	333,068
Due after five years through ten years	431,423	432,434
Due after ten years	791,407	797,878
Other securities with no stated maturity	5,284	5,167
Total investment securities available-for-sale	$1,581,989	$1,590,017
The following table summarizes, as of June 30, 2014, the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

Carrying Amount
(in thousands)
Washington and Oregon State to secure public deposits	$291,729
Federal Reserve Bank to secure borrowings	42,582
Other securities pledged	43,994
Total securities pledged as collateral	$378,305

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$70,725	$(160)	$296,832	$(11,328)	$367,557	$(11,488)
State and municipal securities	26,340	(101)	61,424	(1,397)	87,764	(1,498)
U.S. government agency and government-sponsored enterprise securities	16,231	(2)	246,776	(4,442)	263,007	(4,444)
U.S. government securities	—	—	19,288	(559)	19,288	(559)
Other securities	—	—	5,131	(139)	5,131	(139)
Total	$113,296	$(263)	$629,451	$(17,865)	$742,747	$(18,128)

December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$492,921	$(10,991)	$121,303	$(12,684)	$614,224	$(23,675)
State and municipal securities	112,400	(3,069)	13,815	(923)	126,215	(3,992)
U.S. government agency and government-sponsored enterprise securities	260,001	(8,063)	28,447	(2,003)	288,448	(10,066)
U.S. government securities	20,114	(967)	—	—	20,114	(967)
Other securities	2,257	(58)	2,783	(173)	5,040	(231)
Total	$887,693	$(23,148)	$166,348	$(15,783)	$1,054,041	$(38,931)
At June 30, 2014, there were 54 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 45 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.
At June 30, 2014, there were 88 state and municipal government securities in an unrealized loss position, of which 64 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2014, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.
At June 30, 2014, there were 27 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, 22 of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, there were two U.S. government securities in an unrealized loss position, both of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.
At June 30, 2014, there were two other securities in an unrealized loss position, both of which were in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 as it has the intent and ability to hold the investments for sufficient time to allow for recovery in the market value.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to Federal Deposit Insurance Corporation (“FDIC”) loss-sharing agreements.
The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	June 30, 2014	December 31, 2013
Noncovered loans:	(in thousands)
Commercial business	$1,735,588	$1,561,782
Real estate:
One-to-four family residential	102,632	108,317
Commercial and multifamily residential	2,127,520	2,080,075
Total real estate	2,230,152	2,188,392
Real estate construction:
One-to-four family residential	61,481	54,155
Commercial and multifamily residential	134,140	126,390
Total real estate construction	195,621	180,545
Consumer	348,439	357,014
Less: Net unearned income	(57,126)	(68,282)
Total noncovered loans, net of unearned income	4,452,674	4,219,451
Less: Allowance for loan and lease losses	(49,494)	(52,280)
Total noncovered loans, net	$4,403,180	$4,167,171
Loans held for sale	$750	$735
At June 30, 2014 and December 31, 2013, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $11.6 million at June 30, 2014 and $14.2 million at December 31, 2013. During the first six months of 2014, advances on related party loans totaled $1.1 million and repayments totaled $3.7 million.
At June 30, 2014 and December 31, 2013, $1.07 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings and additional borrowing capacity. The Company has also pledged $43.9 million and $45.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at June 30, 2014 and December 31, 2013, respectively.

The following is an analysis of noncovered, nonaccrual loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$11,190	$15,739	$12,433	$19,186
Unsecured	294	326	176	202
Real estate:
One-to-four family residential	3,024	5,125	2,667	4,678
Commercial & multifamily residential:
Commercial land	658	998	442	783
Income property	5,062	7,648	4,267	5,383
Owner occupied	5,319	7,388	6,334	7,486
Real estate construction:
One-to-four family residential:
Land and acquisition	581	1,761	3,246	6,601
Residential construction	459	1,928	459	1,928
Consumer	4,026	5,758	3,991	6,187
Total	$30,613	$46,671	$34,015	$52,434

 The following is an aging of the recorded investment of the noncovered loan portfolio as of June 30, 2014 and December 31, 2013:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,640,938	$3,046	$2,602	$—	$5,648	$11,190	$1,657,776
Unsecured	72,749	142	67	—	209	294	73,252
Real estate:
One-to-four family residential	95,653	1,415	570	—	1,985	3,024	100,662
Commercial & multifamily residential:
Commercial land	148,163	—	—	—	—	658	148,821
Income property	1,191,882	1,336	9	—	1,345	5,062	1,198,289
Owner occupied	746,217	410	2,575	—	2,985	5,319	754,521
Real estate construction:
One-to-four family residential:
Land and acquisition	10,899	—	—	—	—	581	11,480
Residential construction	48,699	393	—	—	393	459	49,551
Commercial & multifamily residential:
Income property	87,603	—	—	—	—	—	87,603
Owner occupied	45,951	—	—	—	—	—	45,951
Consumer	319,958	717	67	—	784	4,026	324,768
Total	$4,408,712	$7,459	$5,890	$—	$13,349	$30,613	$4,452,674

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,457,820	$12,713	$681	$—	$13,394	$12,433	$1,483,647
Unsecured	72,255	156	17	—	173	176	72,604
Real estate:
One-to-four family residential	100,591	1,993	641	—	2,634	2,667	105,892
Commercial & multifamily residential:
Commercial land	142,034	—	358	—	358	442	142,834
Income property	1,138,732	144	3,289	—	3,433	4,267	1,146,432
Owner occupied	749,561	4,714	—	—	4,714	6,334	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	8,225	199	—	—	199	3,246	11,670
Residential construction	41,533	—	—	—	—	459	41,992
Commercial & multifamily residential:
Income property	86,521	—	—	—	—	—	86,521
Owner occupied	38,916	—	—	—	—	—	38,916
Consumer	322,685	835	823	—	1,658	3,991	328,334
Total	$4,158,873	$20,754	$5,809	$—	$26,563	$34,015	$4,219,451

The following is an analysis of impaired loans as of June 30, 2014 and December 31, 2013:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,651,286	$6,490	$1,332	$2,450	$128	$5,158	$5,929
Unsecured	73,233	19	19	19	19	—	—
Real estate:
One-to-four family residential	98,616	2,046	432	472	128	1,614	2,794
Commercial & multifamily residential:
Commercial land	148,722	99	—	—	—	99	398
Income property	1,190,323	7,966	—	—	—	7,966	12,518
Owner occupied	745,351	9,170	588	588	35	8,582	13,020
Real estate construction:
One-to-four family residential:
Land and acquisition	11,368	112	112	111	69	—	—
Residential construction	49,551	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	87,603	—	—	—	—	—	—
Owner occupied	45,951	—	—	—	—	—	—
Consumer	324,616	152	20	26	1	132	199
Total	$4,426,620	$26,054	$2,503	$3,666	$380	$23,551	$34,858

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,478,560	$5,087	$2,866	$2,885	$343	$2,221	$2,560
Unsecured	72,569	35	35	35	35	—	—
Real estate:
One-to-four family residential	104,272	1,620	442	479	138	1,178	2,119
Commercial & multifamily residential:
Commercial land	142,719	115	—	—	—	115	398
Income property	1,140,019	6,413	918	933	26	5,495	7,885
Owner occupied	749,601	11,008	3,802	3,817	1,073	7,206	10,464
Real estate construction:
One-to-four family residential:
Land and acquisition	9,726	1,944	113	113	71	1,831	2,587
Residential construction	41,992	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	86,521	—	—	—	—	—	—
Owner occupied	38,916	—	—	—	—	—	—
Consumer	328,167	167	23	27	4	144	210
Total	$4,193,062	$26,389	$8,199	$8,289	$1,690	$18,190	$26,223

The following table provides additional information on impaired loans for the three and six month periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$6,933	$17	$6,481	$4	$6,318	$33	$5,941	$8
Unsecured	23	—	68	1	27	1	76	1
Real estate:
One-to-four family residential	2,069	11	1,538	27	1,920	23	1,722	31
Commercial & multifamily residential:
Commercial land	103	—	2,559	—	107	—	2,591	—
Income property	7,213	74	10,478	133	6,946	136	9,704	161
Owner occupied	9,222	235	10,437	230	9,817	476	10,926	510
Real estate construction:
One-to-four family residential:
Land and acquisition	653	1	2,931	1	1,083	3	2,894	3
Residential construction	—	—	72	—	—	—	701	—
Consumer	155	3	425	2	159	5	326	3
Total	$26,371	$341	$34,989	$398	$26,377	$677	$34,881	$717

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	2	$546	$546	1	$343	$343
Commercial and multifamily residential:
Commercial land	—	—	—	1	137	137
Income property	—	—	—	3	943	943
Owner occupied	—	—	—	1	172	172
Total	2	$546	$546	6	$1,595	$1,595

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	4	$759	$759	1	$343	$343
Real estate:
One-to-four family residential	2	494	494	—	—	—
Commercial and multifamily residential:
Commercial land	—	—	—	1	137	137
Income property	1	143	126	3	943	943
Owner occupied	—	—	—	1	172	172
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	—	1	117	117
Total	7	$1,396	$1,379	7	$1,712	$1,712
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings completed in the six month periods ending June 30, 2014 and 2013 largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had commitments to lend $269 thousand of additional funds on loans classified as TDR as of June 30, 2014, but had no commitments to lend additional funds on loans classified as TDR as of December 31, 2013. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the six month periods ended June 30, 2014 and 2013.

6.	Allowance for Noncovered Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We maintain an allowance for loan and lease losses (“ALLL”) to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

1.	General valuation allowance consistent with the Contingencies topic of the FASB Accounting Standards Codification (“ASC”).

2.	Classified loss reserves on specific relationships. Specific allowances for identified problem loans are determined in accordance with the Receivables topic of the FASB ASC.

3.
The unallocated allowance provides for other factors inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed quarterly based on trends in credit losses, the results of credit reviews and overall economic trends.

The general valuation allowance is systematically calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level with respect to which an entity develops a methodology to determine its allowance for loan and lease losses is by general categories of loans, such as commercial business, real estate, and consumer. However, the Company’s methodology in determining its allowance for loan and lease losses is prepared in a more detailed manner at the loan class level, utilizing specific categories such as commercial business secured, commercial business unsecured, real estate commercial land, and real estate income property multifamily.
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
We have used the same methodology for ALLL calculations during the six months ended June 30, 2014 and 2013. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three and six months ended June 30, 2014 and 2013:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$28,801	$(1,642)	$1,435	$(3,077)	$25,517	$128	$25,389
Unsecured	746	(75)	277	(194)	754	19	735
Real estate:
One-to-four family residential	1,194	—	12	(123)	1,083	128	955
Commercial & multifamily residential:
Commercial land	579	(29)	2	(82)	470	—	470
Income property	10,107	(1,934)	505	1,833	10,511	—	10,511
Owner occupied	4,560	—	30	399	4,989	35	4,954
Real estate construction:
One-to-four family residential:
Land and acquisition	580	—	2	(179)	403	69	334
Residential construction	696	—	440	(459)	677	—	677
Commercial & multifamily residential:
Income property	320	—	—	94	414	—	414
Owner occupied	154	—	—	12	166	—	166
Consumer	2,637	(909)	338	577	2,643	1	2,642
Unallocated	68	—	—	1,799	1,867	—	1,867
Total	$50,442	$(4,589)	$3,041	$600	$49,494	$380	$49,114
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$31,027	$(1,840)	$1,883	$(5,553)	$25,517	$128	$25,389
Unsecured	696	(110)	319	(151)	754	19	735
Real estate:
One-to-four family residential	1,252	(207)	40	(2)	1,083	128	955
Commercial & multifamily residential:
Commercial land	489	(29)	19	(9)	470	—	470
Income property	9,234	(1,934)	518	2,693	10,511	—	10,511
Owner occupied	3,605	(1,023)	39	2,368	4,989	35	4,954
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	41	(248)	403	69	334
Residential construction	822	—	443	(588)	677	—	677
Commercial & multifamily residential:
Income property	285	—	—	129	414	—	414
Owner occupied	58	—	—	108	166	—	166
Consumer	2,547	(1,636)	591	1,141	2,643	1	2,642
Unallocated	1,655	—	—	212	1,867	—	1,867
Total	$52,280	$(6,779)	$3,893	$100	$49,494	$380	$49,114

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$26,871	$(856)	$312	$4,245	$30,572	$242	$30,330
Unsecured	750	(105)	40	136	821	51	770
Real estate:
One-to-four family residential	657	(28)	141	(98)	672	105	567
Commercial & multifamily residential:
Commercial land	433	(11)	17	252	691	262	429
Income property	9,411	(35)	27	292	9,695	76	9,619
Owner occupied	5,458	(568)	40	(415)	4,515	30	4,485
Real estate construction:
One-to-four family residential:
Land and acquisition	990	—	35	(256)	769	73	696
Residential construction	538	—	14	(348)	204	—	204
Commercial & multifamily residential:
Income property	382	—	—	(141)	241	—	241
Owner occupied	108	—	—	(28)	80	—	80
Consumer	2,364	(638)	194	535	2,455	—	2,455
Unallocated	3,157	—	—	(2,174)	983	—	983
Total	$51,119	$(2,241)	$820	$2,000	$51,698	$839	$50,859
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$27,270	$(1,844)	$392	$4,754	$30,572	$242	$30,330
Unsecured	753	(431)	73	426	821	51	770
Real estate:
One-to-four family residential	694	(144)	141	(19)	672	105	567
Commercial & multifamily residential:
Commercial land	460	(11)	27	215	691	262	429
Income property	11,033	(818)	106	(626)	9,695	76	9,619
Owner occupied	6,362	(568)	44	(1,323)	4,515	30	4,485
Real estate construction:
One-to-four family residential:
Land and acquisition	1,171	(32)	2,174	(2,544)	769	73	696
Residential construction	635	(101)	14	(344)	204	—	204
Commercial & multifamily residential:
Income property	316	—	—	(75)	241	—	241
Owner occupied	102	—	—	(22)	80	—	80
Consumer	2,437	(809)	241	586	2,455	—	2,455
Unallocated	1,011	—	—	(28)	983	—	983
Total	$52,244	$(4,758)	$3,212	$1,000	$51,698	$839	$50,859

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$2,455	$1,915	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	(100)	550	(150)	550
Balance at end of period	$2,355	$2,465	$2,355	$2,465
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
Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our allowance for loan and lease losses analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Substandard loans reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful loans have a high probability of loss, however, the amount of loss has not yet been determined. Loss loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our noncovered loan portfolio as of June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,572,391	$41,465	$43,920	$—	$—	$1,657,776
Unsecured	72,825	199	228	—	—	73,252
Real estate:
One-to-four family residential	95,647	55	4,960	—	—	100,662
Commercial and multifamily residential:
Commercial land	145,901	—	2,920	—	—	148,821
Income property	1,173,006	4,455	20,828	—	—	1,198,289
Owner occupied	742,585	2,996	8,940	—	—	754,521
Real estate construction:
One-to-four family residential:
Land and acquisition	9,758	—	1,722	—	—	11,480
Residential construction	46,335	—	3,216	—	—	49,551
Commercial and multifamily residential:
Income property	87,603	—	—	—	—	87,603
Owner occupied	45,538	413	—	—	—	45,951
Consumer	319,518	5	5,245	—	—	324,768
Total	$4,311,107	$49,588	$91,979	$—	$—	4,452,674
Less:
Allowance for loan and lease losses						49,494
Noncovered loans, net						$4,403,180

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,372,038	$43,309	$68,300	$—	$—	$1,483,647
Unsecured	72,226	199	179	—	—	72,604
Real estate:
One-to-four family residential	98,626	1,567	5,699	—	—	105,892
Commercial and multifamily residential:
Commercial land	137,850	—	4,984	—	—	142,834
Income property	1,108,033	5,473	32,926	—	—	1,146,432
Owner occupied	748,725	—	11,884	—	—	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	7,526	—	4,144	—	—	11,670
Residential construction	36,270	2,352	3,370	—	—	41,992
Commercial and multifamily residential:
Income property	86,206	—	315	—	—	86,521
Owner occupied	38,916	—	—	—	—	38,916
Consumer	321,348	331	6,188	467	—	328,334
Total	$4,027,764	$53,231	$137,989	$467	$—	4,219,451
Less:
Allowance for loan and lease losses						52,280
Noncovered loans, net						$4,167,171

7.	Changes in Noncovered Other Real Estate Owned (“OREO”)
The following tables set forth activity in noncovered OREO for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$15,841	$11,916	$23,834	$10,676
Established through acquisitions	—	14,708	—	14,708
Transfers in, net of write-downs ($0, $11, $0 and $43, respectively)	2,090	2,067	2,334	4,777
Additional OREO write-downs	(636)	(477)	(1,565)	(570)
Proceeds from sale of OREO property	(2,196)	(4,057)	(10,298)	(5,622)
Gain on sale of OREO, net	104	182	898	370
Total noncovered OREO at end of period	$15,203	$24,339	$15,203	$24,339
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
Ten years and forty-five days after the acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of June 30, 2014, the net present value of the Bank’s estimated clawback liability is $4.0 million, which is included in other liabilities on the consolidated balance sheets.

The following is an analysis of our covered loans, net of related allowance for losses as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Covered loans:	(in thousands)
Commercial business	$60,287	$72,870
Real estate:
One-to-four family residential	36,711	41,642
Commercial and multifamily residential	153,765	170,879
Total real estate	190,476	212,521
Real estate construction:
One-to-four family residential	9,444	14,781
Commercial and multifamily residential	3,910	6,869
Total real estate construction	13,354	21,650
Consumer	30,755	34,101
Subtotal of covered loans	294,872	341,142
Less:
Valuation discount resulting from acquisition accounting	32,971	43,297
Allowance for loan losses	19,801	20,174
Covered loans, net of allowance for loan losses	$242,100	$277,671
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

The following table shows the changes in accretable yield for acquired loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$101,543	$158,786	$103,907	$166,888
Accretion	(10,055)	(13,520)	(20,624)	(27,997)
Disposals	—	(1,998)	(2,826)	5,151
Reclassifications (to) from nonaccretable difference	1,023	(2,757)	12,054	(3,531)
Balance at end of period	$92,511	$140,511	$92,511	$140,511
During the three months ended June 30, 2014, the Company recorded a provision for losses on covered loans of $1.5 million. Of this amount, $1.7 million was impairment calculated in accordance with ASC 310-30 and $200 thousand was a provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $1.5 million of provision for covered loans was partially offset through noninterest income by a $1.2 million favorable adjustment to the change FDIC loss-sharing asset line item.
The changes in the ALLL for covered loans for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$20,129	$29,489	$20,174	$30,056
Loans charged off	(3,842)	(2,642)	(8,115)	(5,024)
Recoveries	1,997	1,000	3,803	1,835
Provision (recapture) for loan losses	1,517	(1,712)	3,939	(732)
Balance at end of period	$19,801	$26,135	$19,801	$26,135

The following is an analysis of the credit quality of our covered loan portfolio as of June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014	(in thousands)
Covered loans:
Commercial business:
Secured	$42,653	$1,151	$14,206	$7	$—	$58,017
Unsecured	2,168	—	102	—	—	2,270
Real estate:
One-to-four family residential	31,618	—	5,093	—	—	36,711
Commercial and multifamily residential:
Commercial land	10,410	—	7,253	—	—	17,663
Income property	56,858	3,220	7,695	—	—	67,773
Owner occupied	61,344	362	6,623	—	—	68,329
Real estate construction:
One-to-four family residential:
Land and acquisition	3,589	—	1,405	—	—	4,994
Residential construction	420	—	4,030	—	—	4,450
Commercial and multifamily residential:
Income property	1,478	—	1,491	—	—	2,969
Owner occupied	941	—	—	—	—	941
Consumer	27,531	—	3,224	—	—	30,755
Total	$239,010	$4,733	$51,122	$7	$—	294,872
Less:
Valuation discount resulting from acquisition accounting						32,971
Allowance for loan losses						19,801
Covered loans, net						$242,100

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$48,510	$2,849	$18,291	$—	$—	$69,650
Unsecured	2,732	396	92	—	—	3,220
Real estate:
One-to-four family residential	35,066	1,842	4,734	—	—	41,642
Commercial and multifamily residential:
Commercial land	10,778	198	7,589	—	—	18,565
Income property	55,985	3,950	10,657	—	—	70,592
Owner occupied	67,653	111	13,958	—	—	81,722
Real estate construction:
One-to-four family residential:
Land and acquisition	4,674	2,739	1,936	—	—	9,349
Residential construction	3,008	—	2,424	—	—	5,432
Commercial and multifamily residential:
Income property	3,806	—	1,709	—	—	5,515
Owner occupied	1,074	—	280	—	—	1,354
Consumer	30,722	33	3,319	27	—	34,101
Total	$264,008	$12,118	$64,989	$27	$—	341,142
Less:
Valuation discount resulting from acquisition accounting						43,297
Allowance for loan losses						20,174
Covered loans, net						$277,671

The following table sets forth activity in covered OREO at carrying value for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Covered OREO:
Balance at beginning of period	$14,712	$13,811	$12,093	$16,311
Transfers in	—	3,125	5,507	4,530
Write-downs	(338)	(29)	(989)	(94)
Proceeds from sale of OREO property	(2,530)	(7,376)	(5,634)	(13,814)
Net gain on sale of OREO	1,207	3,323	2,074	5,921
Total covered OREO at end of period	$13,051	$12,854	$13,051	$12,854
The covered OREO is subject to loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At June 30, 2014, the FDIC loss-sharing asset is comprised of a $25.0 million FDIC indemnification asset and a $2.9 million FDIC receivable. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$36,837	$83,115	$39,846	$96,354
Adjustments not reflected in income:
Cash payments from the FDIC	(3,442)	(3,268)	(1,765)	(6,387)
FDIC reimbursable losses (recoveries), net	(364)	664	(231)	1,027
Adjustments reflected in income:
Amortization, net	(5,764)	(9,801)	(12,216)	(19,580)
Loan impairment (recapture)	1,214	(1,370)	3,151	(585)
Sale of other real estate	(965)	(2,251)	(1,721)	(3,597)
Write-downs of other real estate	276	102	792	154
Other	189	183	125	(12)
Balance at end of period	$27,981	$67,374	$27,981	$67,374

9.	Goodwill and Other Intangible Assets
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Goodwill
Goodwill at beginning of period	$343,952	$115,554	$343,952	$115,554
Established through acquisitions (1)	—	228,398	—	228,398
Total goodwill	343,952	343,952	343,952	343,952
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	47,698	32,441	47,698	32,441
Accumulated amortization at beginning of period	(24,344)	(17,748)	(22,765)	(16,720)
Core deposit intangible, net at beginning of period	23,354	14,693	24,933	15,721
Established through acquisitions (1)	—	15,257	—	15,257
CDI current period amortization	(1,481)	(1,693)	(3,060)	(2,721)
Total core deposit intangible, net at end of period	21,873	28,257	21,873	28,257
Intangible assets not subject to amortization	919	913	919	913
Other intangible assets, net at end of period	22,792	29,170	22,792	29,170
Total goodwill and other intangible assets at end of period	$366,744	$373,122	$366,744	$373,122
__________
(1) Goodwill established through acquisitions has been retrospectively adjusted for the prior year periods due to adjustments to provisional amounts made related to the West Coast acquisition. See Note 3, Business Combinations, for additional information regarding goodwill and intangible assets recorded related to the acquisition of West Coast on April 1, 2013.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2014 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2014	$2,903
2015	4,934
2016	4,195
2017	3,361
2018	2,500

10.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2014 and December 31, 2013 was $208.3 million and $179.5 million, respectively. There was no impact to the statement of income for the three month periods ending June 30, 2014 and 2013.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2014 and December 31, 2013:

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$10,559	Other assets	$9,044	Other liabilities	$10,559	Other liabilities	$9,044
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
June 30, 2014	(in thousands)
Assets
Interest rate contracts	$10,559	$—	$10,559	$—	$10,559
Liabilities
Interest rate contracts	$10,559	$—	$10,559	$(10,559)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

December 31, 2013
Assets
Interest rate contracts	$9,044	$—	$9,044	$—	$9,044
Liabilities
Interest rate contracts	$9,044	$—	$9,044	$(9,044)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

11.	Shareholders’ Equity
Preferred Stock. In conjunction with the acquisition of West Coast, the Company issued 8,782 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”). The Series B Preferred Stock is not subject to the operation of a sinking fund. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Company declares and pays a dividend to its common shareholders, it must declare and pay to its holders of Series B Preferred Stock, on the same date, a dividend in an amount per share of the Series B Preferred Stock that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into common stock as of that date. The outstanding shares of Series B Preferred Stock are convertible into 102,363 shares of Company common stock.
Warrants to Purchase Common Stock. In conjunction with the acquisition of West Coast, the Company issued Amended and Restated Warrants (the “Warrants”) to purchase shares of Company common stock at an exercise price of $8.58 per share. The Company’s Amended and Restated Warrants amended and restated Class C Warrants previously issued by West Coast. The Warrants were immediately exercisable and will expire on October 23, 2016. At June 30, 2014, the aggregate number of shares of Company common stock and value called for by warrants outstanding was 582,799 and $5.0 million, respectively. This reflects the exercise of 1,631,840 warrant shares during the six month period ended June 30, 2014. As the warrants contain a cashless exercise feature, the net shares issued by the Company as a result of this exercise activity was 1,139,698.
Dividends. On January 23, 2014 the Company declared a quarterly cash dividend of $0.12 per common share and common share equivalent for holders of preferred stock, payable on February 19, 2014 to shareholders of record at the close of business February 5, 2014. On April 23, 2014, the Company declared a regular quarterly cash dividend of $0.12 per common share, and common share equivalent for holders of preferred stock, and a special, one-time cash dividend of $0.12 per common share, and common share equivalent for holders of preferred stock, both payable on May 21, 2014 to shareholders of record at the close of business May 7, 2014. Subsequent to quarter end, on July 23, 2014, the Company declared a regular quarterly cash dividend of $0.14 per common share, and common share equivalent for holders of preferred stock and a special, one-time cash dividend of $0.14 per common share, and common share equivalent for holders of preferred stock, both payable on August 20, 2014 to shareholders of record at the close of business August 6, 2014. The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2014 and 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended June 30, 2014	(in thousands)
Beginning balance	$(3,131)	$(1,912)	$(5,043)
Other comprehensive income before reclassifications	8,768	—	8,768
Amounts reclassified from accumulated other comprehensive loss (2)	(189)	24	(165)
Net current-period other comprehensive income	8,579	24	8,603
Ending balance	$5,448	$(1,888)	$3,560
Three months ended June 30, 2013
Beginning balance	$18,185	$(1,466)	$16,719
Other comprehensive loss before reclassifications	(25,930)	—	(25,930)
Amounts reclassified from accumulated other comprehensive income (2)	(59)	60	1
Net current-period other comprehensive income (loss)	(25,989)	60	(25,929)
Ending balance	$(7,804)	$(1,406)	$(9,210)
Six months ended June 30, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	15,887	—	15,887
Amounts reclassified from accumulated other comprehensive income (2)	(331)	48	(283)
Net current-period other comprehensive income	15,556	48	15,604
Ending balance	$5,448	$(1,888)	$3,560
Six months ended June 30, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(28,423)	(756)	(29,179)
Amounts reclassified from accumulated other comprehensive income (2)	(299)	119	(180)
Net current-period other comprehensive loss	(28,722)	(637)	(29,359)
Ending balance	$(7,804)	$(1,406)	$(9,210)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the three month periods ended June 30, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2014	2013	2014	2013	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$296	$92	$519	$462	Investment securities gains, net
	296	92	519	462	Total before tax
	(107)	(33)	(188)	(163)	Income tax provision
	$189	$59	$331	$299	Net of tax

Amortization of pension plan liability
Actuarial losses	$(37)	$(92)	$(74)	$(184)	Compensation and employee benefits
	(37)	(92)	(74)	(184)	Total before tax
	13	32	26	65	Income tax benefit
	$(24)	$(60)	$(48)	$(119)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2014	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$862,618	$—	$862,618	$—
State and municipal debt securities	380,506	—	380,506	—
U.S. government agency and government-sponsored enterprise securities	321,389	—	321,389	—
U.S. government securities	20,337	20,337	—	—
Other securities	5,167	—	5,167	—
Total securities available for sale	$1,590,017	$20,337	$1,569,680	$—
Other assets (Interest rate contracts)	$10,559	$—	$10,559	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,559	$—	$10,559	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2013	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$948,408	$—	$948,408	$—
State and municipal debt securities	364,470	—	364,470	—
U.S. government agency and government-sponsored enterprise securities	326,039	—	326,039	—
U.S. government securities	20,114	20,114	—	—
Other securities	5,080	—	5,080	—
Total securities available for sale	$1,664,111	$20,114	$1,643,997	$—
Other assets (Interest rate contracts)	$9,044	$—	$9,044	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,044	$—	$9,044	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2014 and 2013. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral less estimated costs to sell if the loan is a collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment. The impairment evaluations are performed in conjunction with the ALLL process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The Real Estate Appraisal Services Department (“REASD”), which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
Other real estate owned and other personal property owned (“OPPO”)—OREO and OPPO are real and personal property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO and OPPO are generally measured based on the item’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO and OPPO are recorded at the lower of carrying amount or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and OPPO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings. The initial and subsequent write-down evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and OPPO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following tables set forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the three and six month periods ended June 30, 2014 and 2013:

	Fair value at June 30, 2014	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2014	Losses During the Six Months Ended June 30, 2014
		Level 1	Level 2	Level 3
	(in thousands)
Noncovered OREO	$1,389	$—	$—	$1,389	$636	$1,180
Covered OREO	1,837	—	—	1,837	226	422
	$3,226	$—	$—	$3,226	$862	$1,602

	Fair value at June 30, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2013	Losses During the Six Months Ended June 30, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$4,198	$—	$—	$4,198	$656	$730
Noncovered OREO	1,965	—	—	1,965	469	500
Covered OREO	395	—	—	395	29	94
	$6,558	$—	$—	$6,558	$1,154	$1,324
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

	Fair value at June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Noncovered OREO	$1,389	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	1,837	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for noncovered OREO and covered OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$3,777	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	421	Fair Market Value of Collateral	Adjustment to Stated value	(50%) (4)
Noncovered OREO	1,965	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	395	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2014 or December 31, 2013, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on June 30, 2014 (Level 3).
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset is estimated based on discounting the expected future cash flows using an estimated market rate (Level 3).
Interest rate contracts—Interest rate swap positions are valued in models, which use readily observable market parameters as their basis (Level 2).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,816	$193,816	$193,816	$—	$—
Interest-earning deposits with banks	30,646	30,646	30,646	—	—
Securities available for sale	1,590,017	1,590,017	20,338	1,569,679	—
FHLB stock	31,912	31,912	—	31,912	—
Loans	4,645,280	4,790,933	—	—	4,790,933
FDIC loss-sharing asset	27,981	9,502	—	—	9,502
Interest rate contracts	10,559	10,559	—	10,559	—
Liabilities
Deposits	$5,985,069	$5,983,825	$5,513,961	$469,864	$—
FHLB Advances	110,587	111,060	—	111,060	—
Repurchase agreements	25,000	26,231	—	26,231	—
Interest rate contracts	10,559	10,559	—	10,559	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$165,030	$165,030	$165,030	$—	$—
Interest-earning deposits with banks	14,531	14,531	14,531	—	—
Securities available for sale	1,664,111	1,664,111	20,114	1,643,997	—
FHLB stock	32,529	32,529	—	32,529	—
Loans held for sale	735	735	—	735	—
Loans	4,444,842	4,605,038	—	—	4,605,038
FDIC loss-sharing asset	39,846	11,248	—	—	11,248
Interest rate contracts	9,044	9,044	—	9,044	—
Liabilities
Deposits	$5,959,475	$5,958,747	$5,449,546	$509,201	$—
FHLB Advances	36,606	35,080	—	35,080	—
Repurchase agreements	25,000	26,361	—	26,361	—
Interest rate contracts	9,044	9,044	—	9,044	—

14.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands except per share)
Basic EPS:
Net income	$21,227	$14,591	$41,071	$26,767
Less: Earnings allocated to participating securities
Preferred shares	41	29	79	30
Nonvested restricted shares	206	124	378	244
Earnings allocated to common shareholders	$20,980	$14,438	$40,614	$26,493
Weighted average common shares outstanding	52,088	50,788	51,600	45,099
Basic earnings per common share	$0.40	$0.28	$0.79	$0.59
Diluted EPS:
Earnings allocated to common shareholders (1)	$20,981	$14,441	$40,617	$26,495
Weighted average common shares outstanding	52,088	50,788	51,600	45,099
Dilutive effect of equity awards	406	1,337	863	659
Weighted average diluted common shares outstanding	52,494	52,125	52,463	45,758
Diluted earnings per common share	$0.40	$0.28	$0.77	$0.58
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	63	143	73	76
__________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

15.	Subsequent Event
On July 23, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intermountain Community Bancorp, an Idaho corporation (“Intermountain”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Intermountain will merge with and into Columbia (the “Merger”), with Columbia continuing as the surviving corporation. Immediately after the Merger, Panhandle State Bank, an Idaho state-chartered bank and wholly-owned subsidiary of Intermountain, will merge with and into our wholly-owned subsidiary, Columbia Bank. The closing of the transaction is subject to the satisfaction of certain customary conditions, including, among other things, the receipt of required regulatory approvals and the approval of Intermountain’s shareholders. Under the terms of the merger agreement, Intermountain shareholders are entitled to receive in respect of each share of Intermountain common stock, consideration in the form of cash, Columbia common stock or a unit consisting of a mix of 0.6426 of a share of Columbia common stock and $2.2930 in cash. Based on Columbia’s closing stock price as of July 23, 2014, the merger consideration was valued at $121.5 million, or approximately $18.22 per Intermountain share. The value of the merger consideration will fluctuate based on the value of Columbia’s stock until closing.

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

•
the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the proposed Intermountain merger) and infrastructure may not be realized;

•
the possibility that the proposed merger with Intermountain does not close in a timely manner or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the effect on the trading price of our stock if the merger with Intermountain is not completed;

•	the ability to successfully combine Columbia and the Intermountain organizations;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and overall regulatory costs;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

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

CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses, business combinations, acquired impaired loans, FDIC loss sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Acquired Impaired Loans”, “FDIC Loss Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2013 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2013 Annual Report on Form 10-K.
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
On April 1, 2013, the Company completed its acquisition of West Coast. The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value, and approximately $1.88 billion in deposits. Due to the timing of this acquisition, our results of operations for the six month period ended June 30, 2014 include the acquisition for the full six month period, however the prior year period only includes the acquisition for three months of the six month period. See Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this acquisition.
Earnings Summary
The Company reported net income for the second quarter of $21.2 million or $0.40 per diluted common share, compared to $14.6 million or $0.28 per diluted common share for the second quarter of 2013. For the first six months of 2014, the Company reported net income of $41.1 million, or $0.77 per diluted common share, compared to $26.8 million, or $0.58 per diluted common share, for the first six months of 2013.
The increase in net income for the current quarter compared to the prior year period was due to a combination of higher noninterest income and lower noninterest expense, partially offset by a decrease in net interest income. The increase in net income for the first six months of 2014 compared to the same prior year period was due to higher net interest income and higher noninterest income, partially offset by higher noninterest expense.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended June 30, 2014 was $89.8 million, 3% more than the same period in 2013. The increase in revenue was a result of higher noninterest income due to a decrease in the expense recorded for the change in the FDIC loss-sharing asset, partially offset by a decrease in loan interest income as a result of lower incremental accretion on the acquired loan portfolios. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the second quarter of 2014 was $600 thousand for the noncovered loan portfolio and $1.5 million for the covered loan portfolio compared to a provision of $2.0 million for the noncovered loan portfolio and a provision recapture of $1.7 million for the covered loan portfolio during the second quarter of 2013. The small provision for the noncovered portfolio was primarily due to net charge-offs for the period, partially offset by improving asset quality metrics, and the provision for the covered loan portfolio was primarily due to a decrease in the expected present value of future cash flows as remeasured during the current quarter when compared to the prior quarter’s remeasurement.
Total noninterest expense for the quarter ended June 30, 2014 was $57.8 million, down from $64.5 million for the second quarter of 2013. The decrease from the prior-year period was primarily due to higher acquisition-related expenses recorded during the second quarter of 2013. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.

Net income was negatively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios for both the current and prior year periods. The negative effect of the FDIC acquired loan portfolios was larger in the prior year period primarily due to greater amortization of the FDIC loss-sharing asset recorded in the prior year period. The following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	( in thousands)
Incremental accretion income on FDIC acquired loans	$5,829	$8,475	$12,522	$17,920
Recapture (provision) for losses on covered loans	(1,517)	1,712	(3,939)	732
Change in FDIC loss-sharing asset (1)	(5,050)	(13,137)	(9,869)	(23,620)
FDIC clawback liability recovery (expense)	103	(199)	(101)	(430)
Pre-tax earnings impact of FDIC acquired loan portfolios	$(635)	$(3,149)	$(1,387)	$(5,398)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the six months ended June 30, 2014 was $177.7 million, compared to $141.9 million for the same period in 2013. The increase in revenue was a result of higher net interest income and higher noninterest income primarily due to the timing of the acquisition of West Coast in the middle of the prior year period. For a more complete discussion of this topic, please refer to the net interest income section and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the six months ended June 30, 2014 was $100 thousand for the noncovered loan portfolio and a provision of $3.9 million for the covered loan portfolio compared to a provision of $1.0 million for the noncovered loan portfolio and a provision recapture of $732 thousand for the covered loan portfolio during the first six months of 2013. The $100 thousand provision for the noncovered loan portfolio was driven by net charge offs experienced during the period, partially offset by improving credit metrics within the noncovered loan portfolio. The $3.9 million in provision for losses on covered loans was primarily due to a decrease in the present value of expected future cash flows as remeasured during the current period when compared to the prior period’s remeasurement.
Total noninterest expense for the six months ended June 30, 2014 was $115.2 million, a 12% increase from the first six months of 2013. The increase from the prior-year period was primarily due to the timing of the West Coast acquisition being in the middle of the prior year period. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the second quarter of 2014 was $75.1 million, a decrease of 6% from $80.0 million for the same quarter in 2013. The decrease in net interest income was due to lower incremental accretion income on acquired loans. For additional information on the Company’s accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2013 Annual Report on Form 10-K.
The Company’s net interest margin (tax equivalent) decreased to 4.86% in the second quarter of 2014, from 5.19% for the same quarter last year. This decrease was also due to lower incremental accretion income on acquired loan portfolios. The Company’s operating net interest margin (tax equivalent) decreased modestly to 4.27% from 4.34% due to lower rates on loans.

Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2014 was $149.1 million, an increase of 12% from $133.5 million for the same period in 2013. The increase in net interest income was primarily due to higher average loan balances during the current year as the acquisition of West Coast occurred in the middle of the prior year six month period. The Company’s net interest margin (tax equivalent) decreased to 4.86% for the first six months of 2014, from 5.13% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was primarily due to lower accretion income on the acquired loan portfolios. As shown in the table below, the Company recorded $23.6 million in total incremental accretion during the six months ended June 30, 2014, a decrease of $3.9 million from the prior year period. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2014 decreased modestly to 4.23% from 4.28% due to lower rates on loans.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Incremental accretion income due to:
FDIC acquired impaired loans	$5,734	$7,837	$12,223	$16,212
Other FDIC acquired loans	95	638	299	1,708
Other acquired loans	5,481	9,635	11,096	9,635
Incremental accretion income	$11,310	$18,110	$23,618	$27,555

Net interest margin (tax equivalent)	4.86%	5.19%	4.86%	5.13%
Operating net interest margin (tax equivalent) (1)	4.27%	4.34%	4.23%	4.28%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2014			2013
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (3)	$4,373,439	$56,807	5.20%	$4,192,519	$60,881	5.81%
Covered loans, net (2)	272,917	10,622	15.57%	378,662	14,074	14.87%
Taxable securities	1,281,753	6,382	1.99%	1,328,806	4,890	1.47%
Tax exempt securities (3)	364,240	4,192	4.60%	336,375	3,890	4.63%
Interest-earning deposits with banks and federal funds sold	46,753	30	0.26%	47,919	33	0.27%
Total interest-earning assets	6,339,102	$78,033	4.92%	6,284,281	$83,768	5.33%
Other earning assets	130,462			113,403
Noninterest-earning assets	759,623			713,273
Total assets	$7,229,187			$7,110,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$480,459	$325	0.27%	$590,261	$535	0.36%
Savings accounts	527,370	14	0.01%	477,574	28	0.02%
Interest-bearing demand	1,187,274	115	0.04%	1,059,772	153	0.06%
Money market accounts	1,612,607	275	0.07%	1,858,974	338	0.07%
Total interest-bearing deposits	3,807,710	729	0.08%	3,986,581	1,054	0.11%
Federal Home Loan Bank advances (4)	68,306	115	0.67%	106,309	849	3.19%
Other borrowings	25,000	119	1.90%	68,205	376	2.21%
Total interest-bearing liabilities	3,901,016	$963	0.10%	4,161,095	$2,279	0.22%
Noninterest-bearing deposits	2,161,171			1,838,221
Other noninterest-bearing liabilities	82,073			60,261
Shareholders’ equity	1,084,927			1,051,380
Total liabilities & shareholders’ equity	$7,229,187			$7,110,957
Net interest income (tax equivalent)		$77,070			$81,489
Net interest margin (tax equivalent)			4.86%			5.19%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million and $840 thousand for the three months ended June 30, 2014 and 2013, respectively. The accretion of net unearned discounts on certain acquired loans was $5.6 million and $10.3 million for the three months ended June 30, 2014 and 2013, respectively.

(2)
Incremental accretion on acquired impaired loans is included in covered loan interest earned. The incremental accretion income on acquired impaired loans was $5.7 million and $7.8 million for the three months ended June 30, 2014 and 2013, respectively.

(3)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on noncovered loans was $425 thousand and $118 thousand for the three months ended June 30, 2014 and 2013, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively.

(4)
Federal Home Loan Bank advances includes a prepayment charge of $1.5 million during the three months ended June 30, 2013. As a result of the prepayment, the Company recorded $874 thousand in premium amortization, which partially offset the impact of the prepayment charge.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2014			2013
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (3)	$4,311,118	$111,753	5.18%	$3,380,360	$94,045	5.56%
Covered loans, net (2)	280,915	21,574	15.36%	390,954	29,066	14.87%
Taxable securities	1,305,584	13,134	2.01%	1,056,992	9,124	1.73%
Tax exempt securities (3)	358,497	8,301	4.63%	303,122	7,457	4.92%
Interest-earning deposits with banks and federal funds sold	36,043	44	0.24%	184,581	234	0.25%
Total interest-earning assets	6,292,157	$154,806	4.92%	5,316,009	$139,926	5.26%
Other earning assets	128,703			97,094
Noninterest-earning assets	765,849			574,140
Total assets	$7,186,709			$5,987,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$491,731	$687	0.28%	$536,750	$1,115	0.42%
Savings accounts	520,678	28	0.01%	402,584	44	0.02%
Interest-bearing demand	1,178,042	223	0.04%	950,352	331	0.07%
Money market accounts	1,599,686	543	0.07%	1,477,098	653	0.09%
Total interest-bearing deposits	3,790,137	1,481	0.08%	3,366,784	2,143	0.13%
Federal Home Loan Bank advances (4)	69,491	229	0.66%	56,751	920	3.24%
Other borrowings	25,000	238	1.90%	46,722	495	2.12%
Total interest-bearing liabilities	3,884,628	$1,948	0.10%	3,470,257	$3,558	0.21%
Noninterest-bearing deposits	2,145,407			1,545,749
Other noninterest-bearing liabilities	80,485			60,570
Shareholders’ equity	1,076,189			910,667
Total liabilities & shareholders’ equity	$7,186,709			$5,987,243
Net interest income (tax equivalent)		$152,858			$136,368
Net interest margin (tax equivalent)			4.86%			5.13%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. The accretion of net unearned discounts on other FDIC acquired loans and other acquired loans was $11.4 million and $11.3 million for the six months ended June 30, 2014 and 2013, respectively.

(2)
Incremental accretion on acquired impaired loans is included in covered loan interest earned. The incremental accretion income on acquired impaired loans was $12.2 million and $16.2 million for the six months ended June 30, 2014 and 2013, respectively.

(3)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on noncovered loans was $782 thousand and $246 thousand for the six months ended June 30, 2014 and 2013, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.0 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively.

(4)
Federal Home Loan Bank advances includes a prepayment charge of $1.5 million during the six months ended June 30, 2013. As a result of the prepayment, the Company recorded $874 thousand in premium amortization, which partially offset the impact of the prepayment charge.

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

	Three Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$2,547	$(6,621)	$(4,074)
Covered loans, net	(4,089)	637	(3,452)
Taxable securities	(179)	1,671	1,492
Tax exempt securities	322	(20)	302
Interest earning deposits with banks and federal funds sold	(1)	(2)	(3)
Interest income	$(1,400)	$(4,335)	$(5,735)
Interest Expense
Deposits:
Certificates of deposit	$(88)	$(122)	$(210)
Savings accounts	3	(17)	(14)
Interest-bearing demand	17	(55)	(38)
Money market accounts	(43)	(20)	(63)
Total interest on deposits	(111)	(214)	(325)
Federal Home Loan Bank advances	(229)	(505)	(734)
Interest expense	$(551)	$(765)	$(1,316)

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

	Six Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$24,478	$(6,770)	$17,708
Covered loans, net	(8,423)	931	(7,492)
Taxable securities	2,354	1,656	4,010
Tax exempt securities	1,302	(458)	844
Interest earning deposits with banks and federal funds sold	(181)	(9)	(190)
Interest income	$19,530	$(4,650)	$14,880
Interest Expense
Deposits:
Certificates of deposit	$(87)	$(341)	$(428)
Savings accounts	10	(26)	(16)
Interest-bearing demand	67	(175)	(108)
Money market accounts	51	(161)	(110)
Total interest on deposits	41	(703)	(662)
Federal Home Loan Bank advances	170	(861)	(691)
Other borrowings	(211)	(46)	(257)
Interest expense	$—	$(1,610)	$(1,610)
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the second quarter of 2014, the Company recorded a $600 thousand provision expense for the noncovered loan portfolio and provision expense of $1.5 million for the covered loan portfolio compared with a provision expense of $2.0 million and a provision recapture of $1.7 million, respectively, during the second quarter of 2013.
The $600 thousand provision expense recorded during the current quarter for noncovered loan losses was primarily due to net loan charge-offs experienced in the quarter, partially offset by improving asset quality metrics. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
The $1.5 million in provision expense for losses on covered loans in the current period was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows during the first quarter, net of the actual cash flows received during the quarter. The decrease in the present value of expected future cash flows was due to a decline in the credit quality of the covered portfolio, as measured by past due status. The $1.5 million in provision expense was substantially offset by a $1.2 million favorable adjustment to the change in FDIC loss-sharing asset.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2014 was $100 thousand for the noncovered loan portfolio and $3.9 million for the covered loan portfolio compared with provision expense of $1.0 million and a provision recapture of $732 thousand, respectively, during the same period of 2013. The $3.9 million in provision expense for losses on covered loans in the current period was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2013, net of activity during the period. The decrease in the present value of expected future cash flows was due to a decline in the credit quality of the covered portfolio, as measured by past due status. The $3.9 million in provision was substantially offset by a $3.1 million favorable adjustment to the change in FDIC loss-sharing asset.
The $100 thousand provision expense for noncovered loan losses was primarily due to net loan charge-offs experienced in the period, partially offset by improving asset quality metrics. Net noncovered loan charge-offs for the six months ended June 30, 2014 were $2.9 million compared to $1.6 million for the same period of 2013. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report and was based upon improving credit metrics in the noncovered loan portfolio.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$13,790	$13,560	$230	2%	$26,726	$21,154	$5,572	26%
Merchant services fees	2,040	2,013	27	1%	3,910	3,864	46	1%
Investment securities gains, net	296	92	204	222%	519	462	57	12%
Bank owned life insurance	976	1,008	(32)	(3)%	1,941	1,706	235	14%
Other	2,575	3,272	(697)	(21)%	5,408	4,900	508	10%
Subtotal	19,677	19,945	(268)	(1)%	38,504	32,086	6,418	20%
Change in FDIC loss-sharing asset	(5,050)	(13,137)	8,087	(62)%	(9,869)	(23,620)	13,751	(58)%
Total noninterest income	$14,627	$6,808	$7,819	115%	$28,635	$8,466	$20,169	238%
Comparison of current quarter to prior year period
Noninterest income was $14.6 million for the second quarter of 2014, compared to $6.8 million for the same period in 2013. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $8.1 million less in the current quarter compared to the second quarter of 2013.
The change in FDIC loss-sharing asset is a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset and the provision recorded for reimbursable losses on covered loans. For the second quarter of 2014, there was $5.8 million of amortization of the asset partially offset by a $1.2 million increase in the asset related to the provision recorded for reimbursable losses on covered loans. For the same period in 2013, there was $9.8 million of amortization of the asset as well as a $1.4 million decrease in the asset related to the recapture of provision recorded for reimbursable losses on covered loans. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2014, noninterest income was $28.6 million compared to $8.5 million for the same period in 2013. The decrease was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $13.8 million less in the current period compared to the prior year period. The increase was also driven by an increase of $5.6 million in service charges and other fees due to the increased customer base from the West Coast acquisition, which occurred in the middle of the prior year six month period.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013 (1)	$ Change	% Change	2014	2013 (1)	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$31,064	$35,657	$(4,593)	(13)%	$62,402	$57,310	$5,092	9%
All other noninterest expense:
Occupancy	8,587	7,543	1,044	14%	16,831	12,296	4,535	37%
Merchant processing	998	852	146	17%	1,978	1,709	269	16%
Advertising and promotion	950	1,160	(210)	(18)%	1,719	2,030	(311)	(15)%
Data processing and communications	3,680	3,638	42	1%	7,200	6,218	982	16%
Legal and professional services	2,303	5,504	(3,201)	(58)%	4,472	7,554	(3,082)	(41)%
Taxes, license and fees	1,051	1,204	(153)	(13)%	2,231	2,591	(360)	(14)%
Regulatory premiums	1,073	1,177	(104)	(9)%	2,249	2,034	215	11%
Net cost of operation of noncovered other real estate owned	730	393	337	86%	1,057	339	718	212%
Net benefit of operation of covered other real estate owned	(827)	(3,221)	2,394	(74)%	(1,008)	(5,668)	4,660	(82)%
Amortization of intangibles	1,480	1,693	(213)	(13)%	3,060	2,722	338	12%
Other (1)	6,675	8,904	(2,229)	(25)%	12,959	13,418	(459)	(3)%
Total all other noninterest expense	26,700	28,847	(2,147)	(7)%	52,748	45,243	7,505	17%
Total noninterest expense	$57,764	$64,504	$(6,740)	(10)%	$115,150	$102,553	$12,597	12%
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for FDIC clawback liability expense within noninterest expense and including the prior period activity in the line item for other noninterest expense.

Comparison of current quarter to prior year period

Total noninterest expense for the second quarter of 2014 was $57.8 million, a decrease of $6.7 million from a year earlier. The decrease from the prior year period was primarily due to acquisition-related expenses which were $672 thousand during the current quarter compared to $9.2 million for the prior year period. This decrease was partially offset by a decrease in the net benefit of operation of covered other real estate owned, which declined from $3.2 million to $827 thousand.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2014, noninterest expense was $115.2 million, an increase of $12.6 million, or 12% from $102.6 million a year earlier. The increase from the prior-year period was due to additional ongoing noninterest expense stemming from the growth resulting from the West Coast acquisition, which occurred in the middle of the prior year six month period. The increase in noninterest expense was also due to a reduction in the net benefit of covered other real estate owned.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$73	$3,416	$654	$3,416
Occupancy	547	228	686	233
Advertising and promotion	—	489	—	505
Data processing and communications	—	436	—	476
Legal and professional fees	26	3,522	213	4,030
Other	26	1,143	85	1,297
Total impact of acquisition-related costs to noninterest expense	$672	$9,234	$1,638	$9,957
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
	2014	2013 (1)		2014	2013 (1)
	(in thousands)
Postage	$920	$1,053	$(133)	$1,822	$1,526	$296
Software support & maintenance	456	966	(510)	1,006	1,328	(322)
Supplies	376	481	(105)	756	691	65
Insurance	398	593	(195)	800	854	(54)
ATM Network	179	728	(549)	468	999	(531)
Travel	527	502	25	949	772	177
Employee expenses	249	270	(21)	548	469	79
Sponsorships and charitable contributions	519	364	155	1,121	609	512
Directors fees	162	175	(13)	331	328	3
Federal Reserve Bank processing fees	69	48	21	136	93	43
CRA partnership investment expense	263	340	(77)	529	340	189
Investor relations	140	196	(56)	178	334	(156)
Other personal property owned	(20)	200	(220)	(144)	96	(240)
FDIC clawback expense (1)	(103)	199	(302)	101	430	(329)
Miscellaneous	2,540	2,789	(249)	4,358	4,549	(191)
Total other noninterest expense (1)	$6,675	$8,904	$(2,229)	$12,959	$13,418	$(459)
_________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to adding a separate line item for FDIC clawback liability expense to the table above as it is now a component of other noninterest expense.

Income Taxes
We recorded an income tax provision of $8.6 million for the second quarter of 2014, compared to a provision of $7.4 million for the same period in 2013. For the six months ended June 30, 2014 and 2013, we recorded an income tax provision of $17.4 million and $12.3 million, respectively, with an effective tax rate of 30% and 32%, respectively. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2013.
FINANCIAL CONDITION
Total assets were $7.30 billion as of June 30, 2014, an increase of $135.9 million, or 2% from $7.16 billion at December 31, 2013. The increase was primarily due to increases in noncovered loans and cash and cash equivalents, partially offset by a decrease in investment securities.
Investment Securities
At June 30, 2014, the Company held investment securities totaling $1.59 billion compared to $1.66 billion at December 31, 2013. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $114.0 million in maturities and sales and $7.3 million in premium amortization, partially offset by $22.8 million in purchases and a $24.4 million increase in fair value of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 9 months at June 30, 2014. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
The investment securities are used by the Company as a component of its balance sheet management strategies. From time-to-time, securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their amortized cost basis is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the entire amortized cost basis of its investment. The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost, defaults or deferrals of scheduled interest or principal, external credit ratings and recent downgrades, internal assessment of credit quality, and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.
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
At June 30, 2014, the market value of securities available for sale had a net unrealized gain of $8.0 million compared to a net unrealized loss of $16.4 million at December 31, 2013. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At June 30, 2014, the Company had $742.7 million of investment securities with gross unrealized losses of $18.1 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$862,618	$948,408
State and municipal securities	380,506	364,470
U.S. government and government-sponsored enterprise securities	321,389	326,039
U.S. government securities	20,337	20,114
Other securities	5,167	5,080
Total	$1,590,017	$1,664,111
For further information on our investment portfolio see Note 4 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2014	% of Total	December 31, 2013	% of Total
	(dollars in thousands)
Commercial business	$1,735,588	39.0%	$1,561,782	37.0%
Real estate:
One-to-four family residential	102,632	2.3%	108,317	2.6%
Commercial and multifamily residential	2,127,520	47.8%	2,080,075	49.2%
Total real estate	2,230,152	50.1%	2,188,392	51.8%
Real estate construction:
One-to-four family residential	61,481	1.4%	54,155	1.3%
Commercial and multifamily residential	134,140	3.0%	126,390	3.0%
Total real estate construction	195,621	4.4%	180,545	4.3%
Consumer	348,439	7.8%	357,014	8.5%
Subtotal	4,509,800	101.3%	4,287,733	101.6%
Less: Net unearned income	(57,126)	(1.3)%	(68,282)	(1.6)%
Total noncovered loans, net of unearned income	4,452,674	100.0%	4,219,451	100.0%
Less: Allowance for loan and lease losses	(49,494)		(52,280)
Noncovered loans, net	4,403,180		4,167,171
Covered loans, net of allowance for loan losses of ($19,801) and ($20,174), respectively	242,100		277,671
Total loans, net	$4,645,280		$4,444,842
Loans held for sale	$750		$735
Total noncovered loans increased $233.2 million, or 6%, from year-end 2013. The increase in noncovered loans was driven by significant originations during the period. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $57.1 million in unearned income recorded at June 30, 2014 was comprised of $49.7 million in discount on acquired loans and $7.4 million in deferred loan fees. The $68.3 million in unearned income recorded at December 31, 2013 consisted of $61.4 million in discount on acquired loans and $6.9 million in deferred loan fees.
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
Covered Loans: Covered loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. These loans are generically referred to as covered because they are generally subject to one of the loss-sharing agreements between Columbia Bank and the FDIC. The loss-sharing agreements relating to the 2010 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding up to a stated threshold amount of $206.0 million for Columbia River Bank and $66.0 million for American Marine Bank. If losses exceed the stated threshold, the Company’s share of the remaining losses decreases to 5%. The loss-sharing agreements relating to the 2011 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding. The loss-sharing provisions of the 2010 and 2011 agreements for non-single family and single family loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition dates. At June 30, 2014, approximately 94% of covered loans were subject to an FDIC loss-sharing agreement and approximately 88% were accounted for as acquired, impaired loans. The five year loss-sharing period for the loans subject to the non-single family loss-sharing agreements from the 2010 FDIC-assisted acquisitions will expire on March 31, 2015. Approximately 64% of the carrying value of our covered loans at June 30, 2014 are covered under those 2010 loss-sharing agreements.
The following tables are a rollforward of acquired, impaired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality for the six months ended June 30, 2014 and 2013:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2014	$364,336	$(11,855)	$(103,907)	$248,574
Principal reductions	(47,348)	—	—	(47,348)
Accretion of loan discount	—	—	20,624	20,624
Changes in contractual and expected cash flows due to remeasurement	5,973	1,742	(12,054)	(4,339)
Disposals	(8,116)	151	2,826	(5,139)
Balance at June 30, 2014	$314,845	$(9,962)	$(92,511)	$212,372

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2013	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions	(74,550)	—	—	(74,550)
Accretion of loan discount	—	—	27,997	27,997
Changes in contractual and expected cash flows due to remeasurement	(11,621)	17,223	(5,151)	451
Disposals	(9,822)	471	3,531	(5,820)
Balance at June 30, 2013	$460,115	$(19,677)	$(140,511)	$299,927
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans; (ii) other real estate owned; and (iii) other personal property owned.
Nonaccrual noncovered loans: The consolidated financial statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on a nonaccrual basis, which occurs when there are serious doubts about the collectability of principal or interest. Generally, our policy is to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. When a noncovered loan is placed on nonaccrual status, any accrued but unpaid interest on that date is removed from interest income.
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
The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	June 30, 2014	December 31, 2013
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$11,484	$12,609
Real estate:
One-to-four family residential	3,024	2,667
Commercial and multifamily residential	11,039	11,043
Total real estate	14,063	13,710
Real estate construction:
One-to-four family residential	1,040	3,705
Total real estate construction	1,040	3,705
Consumer	4,026	3,991
Total nonaccrual loans	30,613	34,015
Noncovered other real estate owned and other personal property owned	15,203	23,918
Total nonperforming noncovered assets	$45,816	$57,933

Total assets	$7,297,458	$7,161,582
Covered assets, net	255,151	289,790
Noncovered assets	$7,042,307	$6,871,792
At June 30, 2014, nonperforming noncovered assets were $45.8 million, compared to $57.9 million at December 31, 2013. Nonperforming noncovered assets decreased $12.1 million during the six months ended June 30, 2014 as a result of $6.2 million in loan payments, $5.4 million in loans returning to accrual status, $9.4 million in OREO sales, $4.7 million in loan, OREO, and OPPO write-downs, partially offset by $13.6 million in new nonaccrual loans. The percent of nonperforming, noncovered assets to period-end noncovered assets at June 30, 2014 was 0.65% compared to 0.84% for December 31, 2013.

Other Real Estate Owned: During the six months ended June 30, 2014, noncovered OREO decreased $8.6 million. The following table sets forth activity in noncovered OREO for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$23,834	$10,676
Established through acquisitions	—	14,708
Transfers in, net of write-downs ($0 and $43, respectively)	2,334	4,777
Additional OREO write-downs	(1,565)	(570)
Proceeds from sale of OREO property	(10,298)	(5,623)
Gain on sale of OREO, net	898	371
Total noncovered OREO, end of period	$15,203	$24,339
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
In addition to the ALLL, we maintain an allowance for unfunded commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. This methodology is similar to the methodology we use for determining the adequacy of our ALLL. For additional information on our allowance for unfunded commitments and letters of credit, see Note 6 to the Consolidated Financial Statements presented elsewhere in this report.

At June 30, 2014, our ALLL for noncovered loans was $49.5 million, or 1.11% of total noncovered loans (excluding loans held for sale) and 162% of nonperforming, noncovered loans. This compares with an allowance of $52.3 million, or 1.24% of total noncovered loans (excluding loans held for sale), and 154% of nonperforming, noncovered loans at December 31, 2013. This decrease in the allowance relative to noncovered loans in the current period as compared to December 31, 2013 reflects improvements in core asset quality during the current year. The increase relative to nonperforming, noncovered loans was the result of the nonperforming, noncovered loans decreasing by $3.4 million to $30.6 million in the current period as compared to $34.0 million as of December 31, 2013.
The following table provides an analysis of the Company’s ALLL for noncovered loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$50,442	$51,119	$52,280	$52,244
Charge-offs:
Commercial business	(1,717)	(961)	(1,950)	(2,275)
One-to-four family residential	—	(28)	(207)	(144)
Commercial and multifamily residential	(1,963)	(614)	(2,986)	(1,397)
One-to-four family residential construction	—	—	—	(133)
Consumer	(909)	(638)	(1,636)	(809)
Total charge-offs	(4,589)	(2,241)	(6,779)	(4,758)
Recoveries:
Commercial business	1,712	352	2,202	465
One-to-four family residential	12	141	40	141
Commercial and multifamily residential	537	84	576	171
One-to-four family residential construction	442	49	484	2,188
Consumer	338	194	591	241
Total recoveries	3,041	820	3,893	3,206
Net charge-offs	(1,548)	(1,421)	(2,886)	(1,552)
Provision (recapture) for loan and lease losses	600	2,000	100	1,000
Ending balance	$49,494	$51,698	$49,494	$51,692
Total noncovered loans, net at end of period, excluding loans held of sale	$4,452,674	$4,181,018	$4,452,674	$4,181,018
Allowance for loan and lease losses to period-end noncovered loans	1.11%	1.24%	1.11%	1.24%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,455	$1,915	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	(100)	550	(150)	550
Ending balance	$2,355	$2,465	$2,355	$2,465

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
At June 30, 2014, the FDIC loss-sharing asset was $28.0 million which was comprised of a $25.0 million FDIC indemnification asset and a $2.9 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$36,837	$83,115	$39,846	$96,354
Adjustments not reflected in income:
Cash payments from the FDIC	(3,442)	(3,268)	(1,765)	(6,387)
FDIC reimbursable losses (recoveries), net	(364)	664	(231)	1,027
Adjustments reflected in income:
Amortization, net	(5,764)	(9,801)	(12,216)	(19,580)
Loan impairment (recapture)	1,214	(1,370)	3,151	(585)
Sale of other real estate	(965)	(2,251)	(1,721)	(3,597)
Write-downs of other real estate	276	102	792	154
Other	189	183	125	(12)
Balance at end of period	$27,981	$67,374	$27,981	$67,374

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $38.7 million since year-end 2013.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2014, CDARS® deposits and brokered money market deposits were $67.1 million, or 1% of total deposits, compared to $61.3 million at year-end 2013. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$2,190,161	36.6%	$2,171,703	36.4%
Interest bearing demand	1,189,620	19.9%	1,170,006	19.6%
Money market	1,553,269	26.0%	1,569,261	26.3%
Savings	532,276	8.9%	496,444	8.3%
Certificates of deposit less than $100,000	269,721	4.4%	288,943	4.9%
Total core deposits	5,735,047	95.8%	5,696,357	95.5%
Certificates of deposit greater than $100,000	182,697	3.1%	201,498	3.5%
Certificates of deposit insured by CDARS®	18,690	0.3%	19,488	0.3%
Brokered money market accounts	48,408	0.8%	41,765	0.7%
Subtotal	5,984,842	100.0%	5,959,108	100.0%
Premium resulting from acquisition date fair value adjustment	227		367
Total deposits	$5,985,069		$5,959,475
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At June 30, 2014, we had FHLB advances of $110.6 million compared to $36.6 million at December 31, 2013.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2014 and December 31, 2013, we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2014, we had commitments to extend credit of $1.36 billion compared to $1.41 billion at December 31, 2013.

Capital Resources
Shareholders’ equity at June 30, 2014 was $1.09 billion, an increase from $1.05 billion at December 31, 2013. Shareholders’ equity was 15% of total period-end assets at June 30, 2014 and December 31, 2013.
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
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.
The Company and its banking subsidiary qualify as “well-capitalized” at June 30, 2014 and December 31, 2013. The following table presents the regulatory standards for adequately capitalized and well-capitalized institutions and the capital ratios for the Company and its banking subsidiary at June 30, 2014 and December 31, 2013:

	Company		Columbia Bank		Requirements
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.52%	14.68%	13.75%	13.52%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.27%	13.43%	12.50%	12.27%	4.00%	6.00%
Leverage ratio	10.52%	10.19%	9.91%	9.29%	4.00%	5.00%
Stock Repurchase Program
In 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first six months of 2014.

Non-GAAP Financial Measures

The Company considers operating net interest margin (tax equivalent) to be an important measurement as it more closely reflects the ongoing operating performance of the Company. Despite the importance of the operating net interest margin (tax equivalent) to the Company, there is no standardized definition for it and, as a result, the Company’s calculations may not be comparable with other organizations. Also, there may be limits in the usefulness of this measure to investors. As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$77,070	$81,489	$152,858	$136,368
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC acquired impaired loans	(5,734)	(7,837)	(12,223)	(16,212)
Incremental accretion income on other FDIC acquired loans	(95)	(638)	(299)	(1,708)
Incremental accretion income on other acquired loans	(5,481)	(9,635)	(11,096)	(9,635)
Premium amortization on acquired securities	1,554	3,054	3,179	3,054
Interest reversals on nonaccrual loans	392	145	680	394
Prepayment charges on FHLB advances	—	1,548	—	1,548
Operating net interest income (tax equivalent) (1)	67,706	68,126	133,099	113,809
Average interest earning assets	$6,339,102	$6,284,281	$6,292,157	$5,316,009
Net interest margin (tax equivalent) (1)	4.86%	5.19%	4.86%	5.13%
Operating net interest margin (tax equivalent) (1)	4.27%	4.34%	4.23%	4.28%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and $3.8 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2014, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2013. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

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
In our Form 10-Q for the quarter ended March 31, 2013, we initially reported on an Objection to Personal Representative’s Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court that was served on West Coast Trust, which as a result of our acquisition of West Coast, is now a subsidiary of the Company. There have been no material developments in this case since the filing of our last report on Form 10-Q for the quarter ended March 31, 2014 and the case remains on appeal.
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2014:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
4/1/2014 - 4/30/2014	2,259	$27.43	—	2,000,000
5/1/2014 - 5/31/2014	691	24.70	—	2,000,000
6/1/2014 - 6/30/2014	—	—	—	2,000,000
	2,950	$26.79	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 2,950 shares of common stock to pay withholding taxes. During the three months ended June 30, 2014, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in 2011, originally authorized the repurchase of up to 2 million shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1*+	Change in Control Agreement between the Bank and Andrew McDonald dated June 1, 2014

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 6, 2014	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2014	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1*+	Change in Control Agreement between the Bank and Andrew McDonald dated June 1, 2014

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith