Form 10-Q
period 2014-09-30
COLUMBIA BANKING SYSTEM INC
filed 2014-11-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 31, 2014 was 53,229,819.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2014	December 31, 2013
ASSETS			(in thousands)
Cash and due from banks			$157,817	$165,030
Interest-earning deposits with banks			105,631	14,531
Total cash and cash equivalents			263,448	179,561
Securities available for sale at fair value (amortized cost of $1,609,784 and $1,680,491, respectively)			1,611,411	1,664,111
Federal Home Loan Bank stock at cost			31,592	32,529
Loans held for sale			949	735
Loans, excluding covered loans, net of unearned income of ($53,076) and ($68,282), respectively			4,579,178	4,219,451
Less: allowance for loan and lease losses			49,938	52,280
Loans, excluding covered loans, net			4,529,240	4,167,171
Covered loans, net of allowance for loan losses of ($17,933) and ($20,174), respectively			225,911	277,671
Total loans, net			4,755,151	4,444,842
FDIC loss-sharing asset			23,492	39,846
Interest receivable			25,294	22,206
Premises and equipment, net			152,311	154,732
Other real estate owned ($11,589 and $12,093 covered by FDIC loss-share, respectively)			21,904	35,927
Goodwill			343,952	343,952
Other intangible assets, net			21,336	25,852
Other assets			215,241	217,289
Total assets			$7,466,081	$7,161,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$2,352,210	$2,171,703
Interest-bearing			3,892,191	3,787,772
Total deposits			6,244,401	5,959,475
Federal Home Loan Bank advances			6,578	36,606
Securities sold under agreements to repurchase			25,000	25,000
Other liabilities			93,891	87,252
Total liabilities			6,369,870	6,108,333
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2014	December 31, 2013
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	52,649	51,265	862,912	860,562
Retained earnings			231,577	202,514
Accumulated other comprehensive loss			(495)	(12,044)
Total shareholders’ equity			1,096,211	1,053,249
Total liabilities and shareholders’ equity			$7,466,081	$7,161,582
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (1)	2014	2013 (1)
	(in thousands except per share amounts)
Interest Income
Loans	$65,903	$74,125	$198,448	$196,990
Taxable securities	8,545	4,935	21,679	14,059
Tax-exempt securities	2,624	2,483	7,913	7,289
Deposits in banks	61	56	105	290
Total interest income	77,133	81,599	228,145	218,628
Interest Expense
Deposits	713	929	2,194	3,072
Federal Home Loan Bank advances	80	135	309	(493)
Prepayment charge on Federal Home Loan Bank advances	—	—	—	1,548
Other borrowings	120	120	358	615
Total interest expense	913	1,184	2,861	4,742
Net Interest Income	76,220	80,415	225,284	213,886
Provision for loan and lease losses	1,500	4,260	1,600	5,260
Provision (recapture) for losses on covered loans, net	(520)	(947)	3,419	(1,679)
Net interest income after provision (recapture) for loan and lease losses	75,240	77,102	220,265	210,305
Noninterest Income
Service charges and other fees	14,254	13,357	40,980	34,511
Merchant services fees	2,104	2,070	6,014	5,934
Investment securities gains, net	33	—	552	462
Bank owned life insurance	956	904	2,897	2,610
Change in FDIC loss-sharing asset	(4,816)	(11,826)	(14,685)	(35,446)
Other	3,399	3,117	8,807	8,017
Total noninterest income	15,930	7,622	44,565	16,088
Noninterest Expense
Compensation and employee benefits	32,559	33,287	94,961	90,597
Occupancy	7,445	9,264	24,276	21,560
Merchant processing	1,080	951	3,058	2,660
Advertising and promotion	1,027	1,165	2,746	3,195
Data processing and communications	4,269	4,285	11,469	10,503
Legal and professional fees	2,905	2,421	7,377	9,975
Taxes, licenses and fees	1,156	1,446	3,387	4,037
Regulatory premiums	1,195	1,372	3,444	3,406
Net benefit of operation of other real estate owned	(1,256)	(777)	(1,207)	(6,106)
Amortization of intangibles	1,456	1,666	4,516	4,388
Other (1)	8,146	9,634	21,105	23,052
Total noninterest expense	59,982	64,714	175,132	167,267
Income before income taxes	31,188	20,010	89,698	59,126
Income tax provision	9,605	6,734	27,044	19,083
Net Income	$21,583	$13,276	$62,654	$40,043
Earnings per common share
Basic	$0.41	$0.26	$1.20	$0.84
Diluted	$0.41	$0.25	$1.18	$0.83
Dividends paid per common share	$0.28	$0.10	$0.64	$0.30
Weighted average number of common shares outstanding	52,112	50,834	51,772	47,032
Weighted average number of diluted common shares outstanding	52,516	52,297	52,479	47,947
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

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Net income as reported	$21,583	$13,276
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $2,310 and ($3,235)	(4,057)	5,943
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $12 and $0	(21)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(4,078)	5,943
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($13) and ($33)	23	59
Pension plan liability adjustment, net	23	59
Other comprehensive income (loss)	(4,055)	6,002
Total comprehensive income	$17,528	$19,278

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Net income as reported	$62,654	$40,043
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($6,731) and $12,238	11,830	(22,480)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $200 and $163	(352)	(299)
Net unrealized gain (loss) from securities, net of reclassification adjustment	11,478	(22,779)
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $412	—	(756)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($40) and ($98)	71	178
Pension plan liability adjustment, net	71	(578)
Other comprehensive income (loss)	11,549	(23,357)
Total comprehensive income	$74,203	$16,686
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2013	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	40,043	—	40,043
Other comprehensive loss	—	—	—	—	—	(23,357)	(23,357)
Issuance of preferred stock, common stock and warrants	9	2,217	11,380	273,964	—	—	276,181
Activity in deferred compensation plan	—	—	—	517	—	—	517
Issuance of common stock - stock option and other plans	—	—	68	1,154	—	—	1,154
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	153	1,881	—	—	1,881
Purchase and retirement of common stock	—	—	(16)	(391)	—	—	(391)
Preferred dividends	—	—	—	—	(20)	—	(20)
Cash dividends paid on common stock	—	—	—	—	(14,219)	—	(14,219)
Balance at September 30, 2013	9	$2,217	51,271	$858,596	$188,192	$(3,208)	$1,045,797
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	62,654	—	62,654
Other comprehensive income	—	—	—	—	—	11,549	11,549
Issuance of common stock - cashless exercise of warrants	—	—	1,140	—	—	—	—
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Issuance of common stock - stock option and other plans	—	—	40	915	—	—	915
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	228	2,041	—	—	2,041
Purchase and retirement of common stock	—	—	(24)	(605)	—	—	(605)
Preferred dividends	—	—	—	—	(66)	—	(66)
Cash dividends paid on common stock	—	—	—	—	(33,525)	—	(33,525)
Balance at September 30, 2014	9	$2,217	52,649	$862,912	$231,577	$(495)	$1,096,211

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities
Net Income	$62,654	$40,043
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses on noncovered and covered loans	5,019	3,581
Stock-based compensation expense	2,041	1,881
Depreciation, amortization and accretion	21,956	30,216
Investment securities gain, net	(552)	(462)
Net realized (gain) loss on sale of other assets	566	(107)
Net realized gain on sale of other real estate owned	(4,955)	(8,745)
Net realized gain on sale of branches	(565)	—
Write-down on other real estate owned	3,220	1,929
Net change in:
Loans held for sale	(214)	1,723
Interest receivable	(3,092)	(9,846)
Interest payable	(61)	(88)
Other assets	(5,567)	1,805
Other liabilities	6,749	(2,114)
Net cash provided by operating activities	87,199	59,816
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(310,185)	(166,905)
Purchases of:
Securities available for sale	(127,728)	(292,744)
Premises and equipment	(10,530)	(10,087)
Proceeds from:
FDIC reimbursement on loss-sharing asset	4,607	7,871
Sales of securities available for sale	55,834	166,881
Principal repayments and maturities of securities available for sale	134,882	241,388
Sales of other assets	1,470	1,117
Sales of covered other real estate owned	8,161	19,222
Sales of other real estate and other personal property owned	16,527	10,779
Payments to FDIC related to loss-sharing asset	(3,384)	—
Acquisition of intangible assets	—	(919)
Net cash paid in branch sale	(16,788)	—
Net cash paid in acquisition	—	(154,170)
Other investing activities	—	(522)
Net cash used in investing activities	(247,134)	(178,089)
Cash Flows From Financing Activities
Net increase in deposits	307,103	23,475
Proceeds from:
Federal Home Loan Bank advances	1,308,000	1,144,100
Federal Reserve Bank borrowings	800	50
Exercise of stock options	915	1,154
Payments for:
Repayment of Federal Home Loan Bank advances	(1,338,000)	(1,244,000)
Repayment of Federal Reserve Bank borrowings	(800)	(50)
Common stock dividends	(33,525)	(14,219)
Preferred stock dividends	(66)	(20)
Repayment of long-term subordinated debt	—	(51,000)
Purchase and retirement of common stock	(605)	(391)
Net cash provided by (used in) financing activities	243,822	(140,901)
Increase (Decrease) in cash and cash equivalents	83,887	(259,174)
Cash and cash equivalents at beginning of period	179,561	513,926
Cash and cash equivalents at end of period	$263,448	$254,752
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$2,922	$4,830
Cash paid for income tax	$11,230	$20,221
Non-cash investing and financing activities
Loans transferred to other real estate owned	$8,930	$17,279
Share-based consideration issued for acquisitions	$—	$276,181

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results to be anticipated for the year ending December 31, 2014. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K.
Due to the timing of the acquisition of West Coast Bancorp (“West Coast”), our results of operations for the nine month period ended September 30, 2014 include the acquisition for the entire nine month period, however the prior year period only includes the acquisition for six months of the nine month period. See Note 3, Business Combinations, for further information regarding this acquisition.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2013 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2013 Form 10-K disclosure for the year ended December 31, 2013.
Correction of Immaterial Error Related to Prior Periods
During the three months ended September 30, 2014, the Company made a $2.6 million adjustment which increased interest income on taxable securities as a result of identifying that the premium amortization related to the Company’s mortgage-backed securities, as calculated by a third-party provider, was not being amortized utilizing an acceptable method under accounting principles generally accepted in the United States. The adjustment reflects the one-time correction necessary to change the accounting for premium amortization to be in conformity with the interest method. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s current quarter, current year-to-date, or previously reported results.

2.	Accounting Pronouncements Recently Issued
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period. The Update provides guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. As of September 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The Update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The amendments in this update will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. Early application is not permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
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
In April 2014, the the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is assessing the impact of the new guidance on its consolidated financial statements.
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
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The Update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit the reporting entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the cost of the investment is amortized each reporting period in proportion to the tax credits received. Under the new guidance, classification of the amortization would change from noninterest expense to income tax expense. ASU 2014-01 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. The guidance is to be applied retrospectively to all periods presented. The Company has assessed the impact of the new guidance and determined that adopting the proportional amortization method will not have a material impact on its consolidated financial statements.

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to September 30, 2014. Disclosure of the amount of West Coast’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the nine month period ended September 30, 2013. This unaudited pro forma information was calculated as if West Coast had been acquired as of the beginning of the year prior to the acquisition. The unaudited pro forma information combines the historical results of West Coast with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Nine Months Ended September 30,
2013
(in thousands)
Total revenues (net interest income plus noninterest income)	$252,392
Net income	$53,053
Earnings per share - basic	$1.04
Earnings per share - diluted	$1.01
In connection with the West Coast acquisition, Columbia recognized $2.8 million and $7.6 million of acquisition-related expenses for the three month periods ended September 30, 2014 and 2013, respectively, and $4.4 million and $17.6 million for the nine month periods ended September 30, 2014 and 2013, respectively. In addition, related to the recently announced acquisition of Intermountain Community Bancorp, Columbia recognized $459 thousand of acquisition-related expenses for the three month period ended September 30, 2014.
See Note 2, Business Combinations, in Item 8 of our 2013 Form 10-K for additional details related to the West Coast acquisition.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$867,583	$7,950	$(13,067)	$862,466
State and municipal securities	376,862	14,101	(1,466)	389,497
U.S. government agency and government-sponsored enterprise securities	339,152	467	(5,620)	333,999
U.S. government securities	20,903	1	(600)	20,304
Other securities	5,284	22	(161)	5,145
Total	$1,609,784	$22,541	$(20,914)	$1,611,411
December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$961,442	$10,640	$(23,674)	$948,408
State and municipal securities	357,013	11,450	(3,993)	364,470
U.S. government agency and government-sponsored enterprise securities	335,671	434	(10,066)	326,039
U.S. government securities	21,081	—	(967)	20,114
Other securities	5,284	27	(231)	5,080
Total	$1,680,491	$22,551	$(38,931)	$1,664,111
Proceeds from sales of securities available-for-sale were $25.1 million and $55.8 million for the three and nine months ended September 30, 2014, respectively. There were no proceeds from the sales of securities available for sale for the three months ended September 30, 2013. Proceeds from the sales of securities available for sale for the nine months ended September 30, 2013 were $166.9 million. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Gross realized gains	$33	$—	$552	$632
Gross realized losses	—	—	—	(170)
Net realized gains	$33	$—	$552	$462

The scheduled contractual maturities of investment securities available for sale at September 30, 2014 are presented as follows:

	September 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$12,863	$12,945
Due after one year through five years	357,261	356,376
Due after five years through ten years	443,780	443,165
Due after ten years	790,596	793,779
Other securities with no stated maturity	5,284	5,146
Total investment securities available-for-sale	$1,609,784	$1,611,411
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

September 30, 2014
(in thousands)
Washington and Oregon State to secure public deposits	$286,337
Federal Reserve Bank to secure borrowings	41,352
Other securities pledged	44,488
Total securities pledged as collateral	$372,177
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$162,583	$(1,219)	$283,292	$(11,848)	$445,875	$(13,067)
State and municipal securities	29,307	(170)	52,322	(1,296)	81,629	(1,466)
U.S. government agency and government-sponsored enterprise securities	50,689	(201)	231,082	(5,419)	281,771	(5,620)
U.S. government securities	—	—	19,253	(600)	19,253	(600)
Other securities	—	—	5,109	(161)	5,109	(161)
Total	$242,579	$(1,590)	$591,058	$(19,324)	$833,637	$(20,914)

December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$492,921	$(10,991)	$121,303	$(12,684)	$614,224	$(23,675)
State and municipal securities	112,400	(3,069)	13,815	(923)	126,215	(3,992)
U.S. government agency and government-sponsored enterprise securities	260,001	(8,063)	28,447	(2,003)	288,448	(10,066)
U.S. government securities	20,114	(967)	—	—	20,114	(967)
Other securities	2,257	(58)	2,783	(173)	5,040	(231)
Total	$887,693	$(23,148)	$166,348	$(15,783)	$1,054,041	$(38,931)

At September 30, 2014, there were 66 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 43 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.
At September 30, 2014, there were 74 state and municipal government securities in an unrealized loss position, of which 56 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2014, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.
At September 30, 2014, there were 29 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, 20 of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.
At September 30, 2014, there were two U.S. government securities in an unrealized loss position, both of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.
At September 30, 2014, there were two other securities in an unrealized loss position, both of which were in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 as it has the intent and ability to hold the investments for sufficient time to allow for recovery in the market value.

5.	Noncovered Loans
Noncovered loans include loans originated through our branch network and loan departments as well as acquired loans that are not subject to Federal Deposit Insurance Corporation (“FDIC”) loss-sharing agreements.

The following is an analysis of the noncovered loan portfolio by major types of loans (net of unearned income):

	September 30, 2014	December 31, 2013
Noncovered loans:	(in thousands)
Commercial business	$1,829,393	$1,561,782
Real estate:
One-to-four family residential	108,743	108,317
Commercial and multifamily residential	2,144,044	2,080,075
Total real estate	2,252,787	2,188,392
Real estate construction:
One-to-four family residential	73,882	54,155
Commercial and multifamily residential	137,366	126,390
Total real estate construction	211,248	180,545
Consumer	338,826	357,014
Less: Net unearned income	(53,076)	(68,282)
Total noncovered loans, net of unearned income	4,579,178	4,219,451
Less: Allowance for loan and lease losses	(49,938)	(52,280)
Total noncovered loans, net	$4,529,240	$4,167,171
Loans held for sale	$949	$735
At September 30, 2014 and December 31, 2013, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington and Oregon.
The Company has granted loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $12.1 million at September 30, 2014 and $14.2 million at December 31, 2013. During the first nine months of 2014, advances on related party loans totaled $1.7 million and repayments totaled $3.8 million.
At September 30, 2014 and December 31, 2013, $1.04 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank borrowings and additional borrowing capacity. The Company has also pledged $38.3 million and $45.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2014 and December 31, 2013, respectively.
The following is an analysis of noncovered, nonaccrual loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$11,199	$16,666	$12,433	$19,186
Unsecured	291	301	176	202
Real estate:
One-to-four family residential	3,513	5,825	2,667	4,678
Commercial & multifamily residential:
Commercial land	488	788	442	783
Income property	3,998	6,486	4,267	5,383
Owner occupied	3,982	6,144	6,334	7,486
Real estate construction:
One-to-four family residential:
Land and acquisition	573	1,754	3,246	6,601
Residential construction	458	1,928	459	1,928
Consumer	3,496	4,980	3,991	6,187
Total	$27,998	$44,872	$34,015	$52,434

 The following is an aging of the recorded investment of the noncovered loan portfolio as of September 30, 2014 and December 31, 2013:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,740,253	$6,484	$394	$—	$6,878	$11,199	$1,758,330
Unsecured	66,057	334	20	—	354	291	66,702
Real estate:
One-to-four family residential	103,040	259	—	—	259	3,513	106,812
Commercial & multifamily residential:
Commercial land	138,874	—	435	—	435	488	139,797
Income property	1,201,919	8,517	90	—	8,607	3,998	1,214,524
Owner occupied	760,234	519	739	—	1,258	3,982	765,474
Real estate construction:
One-to-four family residential:
Land and acquisition	12,431	—	—	—	—	573	13,004
Residential construction	59,841	—	—	—	—	458	60,299
Commercial & multifamily residential:
Income property	85,090	—	—	—	—	—	85,090
Owner occupied	51,420	—	—	—	—	—	51,420
Consumer	313,536	601	93	—	694	3,496	317,726
Total	$4,532,695	$16,714	$1,771	$—	$18,485	$27,998	$4,579,178

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,457,820	$12,713	$681	$—	$13,394	$12,433	$1,483,647
Unsecured	72,255	156	17	—	173	176	72,604
Real estate:
One-to-four family residential	100,591	1,993	641	—	2,634	2,667	105,892
Commercial & multifamily residential:
Commercial land	142,034	—	358	—	358	442	142,834
Income property	1,138,732	144	3,289	—	3,433	4,267	1,146,432
Owner occupied	749,561	4,714	—	—	4,714	6,334	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	8,225	199	—	—	199	3,246	11,670
Residential construction	41,533	—	—	—	—	459	41,992
Commercial & multifamily residential:
Income property	86,521	—	—	—	—	—	86,521
Owner occupied	38,916	—	—	—	—	—	38,916
Consumer	322,685	835	823	—	1,658	3,991	328,334
Total	$4,158,873	$20,754	$5,809	$—	$26,563	$34,015	$4,219,451

The following is an analysis of impaired loans as of September 30, 2014 and December 31, 2013:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,751,081	$7,249	$1,134	$1,727	$39	$6,115	$7,055
Unsecured	66,691	11	11	11	11	—	—
Real estate:
One-to-four family residential	104,244	2,568	428	469	124	2,140	3,585
Commercial & multifamily residential:
Commercial land	139,709	88	—	—	—	88	398
Income property	1,207,801	6,723	—	—	—	6,723	11,236
Owner occupied	756,410	9,064	586	585	31	8,478	12,999
Real estate construction:
One-to-four family residential:
Land and acquisition	12,894	110	110	110	68	—	—
Residential construction	60,299	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	85,090	—	—	—	—	—	—
Owner occupied	51,420	—	—	—	—	—	—
Consumer	317,593	133	—	—	—	133	208
Total	$4,553,232	$25,946	$2,269	$2,902	$273	$23,677	$35,481

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,478,560	$5,087	$2,866	$2,885	$343	$2,221	$2,560
Unsecured	72,569	35	35	35	35	—	—
Real estate:
One-to-four family residential	104,272	1,620	442	479	138	1,178	2,119
Commercial & multifamily residential:
Commercial land	142,719	115	—	—	—	115	398
Income property	1,140,019	6,413	918	933	26	5,495	7,885
Owner occupied	749,601	11,008	3,802	3,817	1,073	7,206	10,464
Real estate construction:
One-to-four family residential:
Land and acquisition	9,726	1,944	113	113	71	1,831	2,587
Residential construction	41,992	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	86,521	—	—	—	—	—	—
Owner occupied	38,916	—	—	—	—	—	—
Consumer	328,167	167	23	27	4	144	210
Total	$4,193,062	$26,389	$8,199	$8,289	$1,690	$18,190	$26,223

The following table provides additional information on impaired loans for the three and nine month periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
Noncovered loans:	(in thousands)
Commercial business:
Secured	$6,869	$17	$6,631	$(25)	$6,550	$50	$5,774	$12
Unsecured	15	—	47	1	23	1	68	2
Real estate:
One-to-four family residential	2,307	14	1,537	16	2,082	37	1,677	47
Commercial & multifamily residential:
Commercial land	94	—	1,456	48	102	—	2,085	48
Income property	7,345	69	10,358	22	6,891	205	9,534	168
Owner occupied	9,117	239	9,822	231	9,629	715	10,721	740
Real estate construction:
One-to-four family residential:
Land and acquisition	111	1	2,889	1	840	4	2,794	4
Residential construction	—	—	—	—	—	—	526	—
Consumer	142	2	423	2	152	7	275	5
Total	$26,000	$342	$33,163	$296	$26,269	$1,019	$33,454	$1,026

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Real estate:
Commercial and multifamily residential:
Owner occupied	1	$1,496	$1,496	—	$—	$—
Total	1	$1,496	$1,496	—	$—	$—

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Noncovered loans:	(dollars in thousands)
Commercial business:
Secured	4	$759	$759	1	$343	$343
Real estate:
One-to-four family residential	2	494	494	—	—	—
Commercial and multifamily residential:
Commercial land	—	—	—	1	137	137
Income property	1	143	126	3	943	943
Owner occupied	1	1,496	1,496	1	172	172
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	—	1	117	117
Total	8	$2,892	$2,875	7	$1,712	$1,712
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings completed in the nine month periods ending September 30, 2014 and 2013 largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had commitments to lend $92 thousand of additional funds on loans classified as TDR as of September 30, 2014, but had no commitments to lend additional funds on loans classified as TDR as of December 31, 2013. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the nine month periods ended September 30, 2014 and 2013.

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
We have used the same methodology for ALLL calculations during the nine months ended September 30, 2014 and 2013. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to prudently adjust our ALLL as necessary in order to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

The following tables show a detailed analysis of the allowance for loan and lease losses for noncovered loans for the three and nine months ended September 30, 2014 and 2013:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$25,519	$(1,348)	$333	$243	$24,747	$39	$24,708
Unsecured	754	—	23	112	889	11	878
Real estate:
One-to-four family residential	1,083	—	63	230	1,376	124	1,252
Commercial & multifamily residential:
Commercial land	470	—	51	(124)	397	—	397
Income property	10,511	—	83	(784)	9,810	—	9,810
Owner occupied	4,990	(7)	5	(193)	4,795	31	4,764
Real estate construction:
One-to-four family residential:
Land and acquisition	403	—	3	876	1,282	68	1,214
Residential construction	677	—	18	1,103	1,798	—	1,798
Commercial & multifamily residential:
Income property	414	—	—	535	949	—	949
Owner occupied	166	—	—	168	334	—	334
Consumer	2,643	(620)	340	502	2,865	—	2,865
Unallocated	1,864	—	—	(1,168)	696	—	696
Total	$49,494	$(1,975)	$919	$1,500	$49,938	$273	$49,665
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$31,027	$(3,188)	$2,216	$(5,308)	$24,747	$39	$24,708
Unsecured	696	(110)	342	(39)	889	11	878
Real estate:
One-to-four family residential	1,252	(207)	103	228	1,376	124	1,252
Commercial & multifamily residential:
Commercial land	489	(29)	70	(133)	397	—	397
Income property	9,234	(1,934)	601	1,909	9,810	—	9,810
Owner occupied	3,605	(1,030)	44	2,176	4,795	31	4,764
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	44	628	1,282	68	1,214
Residential construction	822	—	461	515	1,798	—	1,798
Commercial & multifamily residential:
Income property	285	—	—	664	949	—	949
Owner occupied	58	—	—	276	334	—	334
Consumer	2,547	(2,256)	931	1,643	2,865	—	2,865
Unallocated	1,655	—	—	(959)	696	—	696
Total	$52,280	$(8,754)	$4,812	$1,600	$49,938	$273	$49,665

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$30,572	$(392)	$743	$3,187	$34,110	$241	$33,869
Unsecured	821	(363)	111	491	1,060	43	1,017
Real estate:
One-to-four family residential	672	(47)	39	677	1,341	103	1,238
Commercial & multifamily residential:
Commercial land	691	(9)	126	(260)	548	—	548
Income property	9,695	(132)	154	85	9,802	—	9,802
Owner occupied	4,515	(516)	52	637	4,688	26	4,662
Real estate construction:
One-to-four family residential:
Land and acquisition	769	—	366	(410)	725	73	652
Residential construction	204	—	95	426	725	—	725
Commercial & multifamily residential:
Income property	241	—	—	17	258	—	258
Owner occupied	80	—	—	(12)	68	—	68
Consumer	2,455	(453)	112	405	2,519	—	2,519
Unallocated	983	—	—	(983)	—	—	—
Total	$51,698	$(1,912)	$1,798	$4,260	$55,844	$486	$55,358
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$27,270	$(2,236)	$1,135	$7,941	$34,110	$241	$33,869
Unsecured	753	(794)	184	917	1,060	43	1,017
Real estate:
One-to-four family residential	694	(191)	180	658	1,341	103	1,238
Commercial & multifamily residential:
Commercial land	460	(20)	153	(45)	548	—	548
Income property	11,033	(950)	260	(541)	9,802	—	9,802
Owner occupied	6,362	(1,084)	96	(686)	4,688	26	4,662
Real estate construction:
One-to-four family residential:
Land and acquisition	1,171	(32)	2,541	(2,955)	725	73	652
Residential construction	635	(101)	108	83	725	—	725
Commercial & multifamily residential:
Income property	316	—	—	(58)	258	—	258
Owner occupied	102	—	—	(34)	68	—	68
Consumer	2,437	(1,262)	353	991	2,519	—	2,519
Unallocated	1,011	—	—	(1,011)	—	—	—
Total	$52,244	$(6,670)	$5,010	$5,260	$55,844	$486	$55,358

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$2,355	$2,465	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	150	200	—	750
Balance at end of period	$2,505	$2,665	$2,505	$2,665
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

The following is an analysis of the credit quality of our noncovered loan portfolio as of September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2014	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,678,642	$43,841	$35,847	$—	$—	$1,758,330
Unsecured	66,261	198	243	—	—	66,702
Real estate:
One-to-four family residential	102,126	55	4,631	—	—	106,812
Commercial and multifamily residential:
Commercial land	137,651	—	2,146	—	—	139,797
Income property	1,197,040	4,468	13,016	—	—	1,214,524
Owner occupied	754,446	3,153	7,875	—	—	765,474
Real estate construction:
One-to-four family residential:
Land and acquisition	11,307	—	1,697	—	—	13,004
Residential construction	57,205	—	3,094	—	—	60,299
Commercial and multifamily residential:
Income property	85,090	—	—	—	—	85,090
Owner occupied	50,521	899	—	—	—	51,420
Consumer	313,423	—	4,303	—	—	317,726
Total	$4,453,712	$52,614	$72,852	$—	$—	4,579,178
Less:
Allowance for loan and lease losses						49,938
Noncovered loans, net						$4,529,240

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Noncovered loans:
Commercial business:
Secured	$1,372,038	$43,309	$68,300	$—	$—	$1,483,647
Unsecured	72,226	199	179	—	—	72,604
Real estate:
One-to-four family residential	98,626	1,567	5,699	—	—	105,892
Commercial and multifamily residential:
Commercial land	137,850	—	4,984	—	—	142,834
Income property	1,108,033	5,473	32,926	—	—	1,146,432
Owner occupied	748,725	—	11,884	—	—	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	7,526	—	4,144	—	—	11,670
Residential construction	36,270	2,352	3,370	—	—	41,992
Commercial and multifamily residential:
Income property	86,206	—	315	—	—	86,521
Owner occupied	38,916	—	—	—	—	38,916
Consumer	321,348	331	6,188	467	—	328,334
Total	$4,027,764	$53,231	$137,989	$467	$—	4,219,451
Less:
Allowance for loan and lease losses						52,280
Noncovered loans, net						$4,167,171

7.	Changes in Noncovered Other Real Estate Owned (“OREO”)
The following tables set forth activity in noncovered OREO for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Noncovered OREO:
Balance at beginning of period	$15,203	$24,339	$23,834	$10,676
Established through acquisitions	—	—	—	14,708
Transfers in, net of write-downs ($0, $48, $0 and $90, respectively)	475	4,413	2,809	9,190
Additional OREO write-downs	(630)	(1,066)	(2,195)	(1,636)
Proceeds from sale of OREO property	(6,229)	(4,673)	(16,527)	(10,295)
Gain on sale of OREO, net	1,496	530	2,394	900
Total noncovered OREO at end of period	$10,315	$23,543	$10,315	$23,543
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
Ten years and forty-five days after the acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of September 30, 2014, the net present value of the Bank’s estimated clawback liability is $4.2 million, which is included in other liabilities on the consolidated balance sheets.

The following is an analysis of our covered loans, net of related allowance for losses as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Covered loans:	(in thousands)
Commercial business	$52,891	$72,870
Real estate:
One-to-four family residential	34,934	41,642
Commercial and multifamily residential	147,488	170,879
Total real estate	182,422	212,521
Real estate construction:
One-to-four family residential	5,798	14,781
Commercial and multifamily residential	2,619	6,869
Total real estate construction	8,417	21,650
Consumer	29,291	34,101
Subtotal of covered loans	273,021	341,142
Less:
Valuation discount resulting from acquisition accounting	29,177	43,297
Allowance for loan losses	17,933	20,174
Covered loans, net of allowance for loan losses	$225,911	$277,671
Acquired impaired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. Acquired impaired loans that have common risk characteristics are aggregated into pools. The Company remeasures contractual and expected cash flows, at the pool-level, on a quarterly basis.
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
The excess of cash flows expected to be collected over the carrying value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

The following table shows the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$92,511	$140,511	$103,907	$166,888
Accretion	(8,034)	(12,243)	(28,658)	(40,240)
Disposals	(357)	(5,772)	(3,183)	(621)
Reclassifications (to) from nonaccretable difference	(3,589)	(3,013)	8,465	(6,544)
Balance at end of period	$80,531	$119,483	$80,531	$119,483
During the three months ended September 30, 2014, the Company recorded a provision recapture for losses on covered loans of $520 thousand. Of this amount, $320 thousand was impairment recapture calculated in accordance with ASC 310-30 and $200 thousand was provision recapture to adjust the allowance for loss calculated under ASC 450-20 for draws on acquired loans. The impact to earnings of the $520 thousand provision recapture for covered loans was partially offset through noninterest income by a $416 thousand unfavorable adjustment to the change FDIC loss-sharing asset line item.
The changes in the ALLL for covered loans for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$19,801	$26,135	$20,174	$30,056
Loans charged off	(3,236)	(5,006)	(11,350)	(10,031)
Recoveries	1,888	2,555	5,690	4,391
Provision (recapture) for loan losses	(520)	(947)	3,419	(1,679)
Balance at end of period	$17,933	$22,737	$17,933	$22,737

The following is an analysis of the credit quality of our covered loan portfolio as of September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2014	(in thousands)
Covered loans:
Commercial business:
Secured	$38,130	$913	$11,441	$—	$—	$50,484
Unsecured	2,316	—	91	—	—	2,407
Real estate:
One-to-four family residential	30,711	—	4,223	—	—	34,934
Commercial and multifamily residential:
Commercial land	9,913	—	6,246	—	—	16,159
Income property	54,117	3,220	7,507	—	—	64,844
Owner occupied	59,746	354	6,385	—	—	66,485
Real estate construction:
One-to-four family residential:
Land and acquisition	2,713	—	1,096	—	—	3,809
Residential construction	750	—	1,239	—	—	1,989
Commercial and multifamily residential:
Income property	1,458	—	227	—	—	1,685
Owner occupied	934	—	—	—	—	934
Consumer	26,320	—	2,971	—	—	29,291
Total	$227,108	$4,487	$41,426	$—	$—	273,021
Less:
Valuation discount resulting from acquisition accounting						29,177
Allowance for loan losses						17,933
Covered loans, net						$225,911

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Covered loans:
Commercial business:
Secured	$48,510	$2,849	$18,291	$—	$—	$69,650
Unsecured	2,732	396	92	—	—	3,220
Real estate:
One-to-four family residential	35,066	1,842	4,734	—	—	41,642
Commercial and multifamily residential:
Commercial land	10,778	198	7,589	—	—	18,565
Income property	55,985	3,950	10,657	—	—	70,592
Owner occupied	67,653	111	13,958	—	—	81,722
Real estate construction:
One-to-four family residential:
Land and acquisition	4,674	2,739	1,936	—	—	9,349
Residential construction	3,008	—	2,424	—	—	5,432
Commercial and multifamily residential:
Income property	3,806	—	1,709	—	—	5,515
Owner occupied	1,074	—	280	—	—	1,354
Consumer	30,722	33	3,319	27	—	34,101
Total	$264,008	$12,118	$64,989	$27	$—	341,142
Less:
Valuation discount resulting from acquisition accounting						43,297
Allowance for loan losses						20,174
Covered loans, net						$277,671

The following table sets forth activity in covered OREO at carrying value for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Covered OREO:
Balance at beginning of period	$13,051	$12,854	$12,093	$16,311
Transfers in	614	3,559	6,121	8,089
Write-downs	(37)	(199)	(1,025)	(293)
Proceeds from sale of OREO property	(2,526)	(5,408)	(8,161)	(19,222)
Net gain on sale of OREO	487	1,924	2,561	7,845
Total covered OREO at end of period	$11,589	$12,730	$11,589	$12,730
The covered OREO is subject to loss-sharing agreements with the FDIC in which the FDIC will share in 80% of additional write-downs, as well as gains and losses on covered OREO sales, or 95%, if applicable, of additional write-downs, as wells as gains and losses on covered OREO sales if the minimum loss share thresholds are met.
FDIC Loss-sharing Asset
At September 30, 2014, the FDIC loss-sharing asset is comprised of a $19.8 million FDIC indemnification asset and a $3.7 million FDIC receivable. The indemnification asset represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
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
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$27,981	$67,374	$39,846	$96,354
Adjustments not reflected in income:
Cash payments to (from) the FDIC	541	(1,484)	(1,223)	(7,871)
FDIC reimbursable losses (recoveries), net	(214)	(505)	(446)	522
Adjustments reflected in income:
Amortization, net	(3,992)	(9,890)	(16,208)	(29,470)
Loan impairment (recapture)	(416)	(758)	2,735	(1,343)
Sale of other real estate	(383)	(1,479)	(2,104)	(5,076)
Write-downs of other real estate	67	220	860	373
Other	(92)	81	32	70
Balance at end of period	$23,492	$53,559	$23,492	$53,559

9.	Goodwill and Other Intangible Assets
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Goodwill
Goodwill at beginning of period (1)	$343,952	$343,952	$343,952	$115,554
Established through acquisitions (1)	—	—	—	228,398
Total goodwill	343,952	343,952	343,952	343,952
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	47,698	47,698	47,698	32,441
Accumulated amortization at beginning of period	(25,825)	(19,441)	(22,765)	(16,720)
Core deposit intangible, net at beginning of period	21,873	28,257	24,933	15,721
Established through acquisitions	—	—	—	15,257
CDI current period amortization	(1,456)	(1,667)	(4,516)	(4,388)
Total core deposit intangible, net at end of period	20,417	26,590	20,417	26,590
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	21,336	27,509	21,336	27,509
Total goodwill and other intangible assets at end of period	$365,288	$371,461	$365,288	$371,461
__________
(1) Goodwill at beginning of period for the three months ended September 30, 2013 and goodwill established through acquisitions for the nine months ended September 30, 2013 have been retrospectively adjusted due to adjustments to provisional amounts made related to the West Coast acquisition. See Note 3, Business Combinations, for additional information regarding goodwill and intangible assets recorded related to the acquisition of West Coast on April 1, 2013.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2014 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2014	$1,447
2015	4,934
2016	4,195
2017	3,361
2018	2,500

10.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2014 and December 31, 2013 was $199.7 million and $179.5 million, respectively. There was no impact to the statement of income for the three and nine month periods ending September 30, 2014 and 2013.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2014 and December 31, 2013:

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$9,472	Other assets	$9,044	Other liabilities	$9,472	Other liabilities	$9,044
The Company is party to interest rate contracts and repurchase agreements that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. The following tables show the gross interest rate swap agreements and repurchase agreements in the consolidated balance sheets and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of overcollateralization are not shown.

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
September 30, 2014	(in thousands)
Assets
Interest rate contracts	$9,472	$—	$9,472	$—	$9,472
Liabilities
Interest rate contracts	$9,472	$—	$9,472	$(9,472)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

December 31, 2013
Assets
Interest rate contracts	$9,044	$—	$9,044	$—	$9,044
Liabilities
Interest rate contracts	$9,044	$—	$9,044	$(9,044)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

11.	Shareholders’ Equity
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
Warrants to Purchase Common Stock. In conjunction with the acquisition of West Coast, the Company issued Amended and Restated Warrants (the “Warrants”) to purchase shares of Company common stock at an exercise price of $8.58 per share. The Company’s Amended and Restated Warrants amended and restated Class C Warrants previously issued by West Coast. The Warrants were immediately exercisable and will expire on October 23, 2016. At September 30, 2014, the aggregate number of shares of Company common stock and value called for by warrants outstanding was 582,799 and $5.0 million, respectively. This reflects the exercise of 1,631,840 warrant shares during the nine month period ended September 30, 2014. As the warrants contain a cashless exercise feature, the net shares issued by the Company as a result of this exercise activity was 1,139,698.
Dividends. On January 23, 2014 the Company declared a quarterly cash dividend of $0.12 per common share and common share equivalent for holders of preferred stock, payable on February 19, 2014 to shareholders of record at the close of business February 5, 2014. On April 23, 2014, the Company declared a regular quarterly cash dividend of $0.12 per common share, and common share equivalent for holders of preferred stock, and a special, one-time cash dividend of $0.12 per common share, and common share equivalent for holders of preferred stock, both payable on May 21, 2014 to shareholders of record at the close of business May 7, 2014. On July 23, 2014, the Company declared a regular quarterly cash dividend of $0.14 per common share, and common share equivalent for holders of preferred stock and a special, one-time cash dividend of $0.14 per common share, and common share equivalent for holders of preferred stock, both payable on August 20, 2014 to shareholders of record at the close of business August 6, 2014. Subsequent to quarter end, on October 23, 2014 the Company declared a quarterly cash divided of $0.16 per common share and common share equivalent for holders of preferred stock, and a special, one-time cash divided of $0.14 per common share and common share equivalent for holders of preferred stock, both payable on November 19, 2014 to shareholders of record at the close of business October 31, 2014. The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2014 and 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended September 30, 2014	(in thousands)
Beginning balance	$5,448	$(1,888)	$3,560
Other comprehensive loss before reclassifications	(4,057)	—	(4,057)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(21)	23	2
Net current-period other comprehensive income (loss)	(4,078)	23	(4,055)
Ending balance	$1,370	$(1,865)	$(495)
Three months ended September 30, 2013
Beginning balance	$(7,804)	$(1,406)	$(9,210)
Other comprehensive income before reclassifications	5,943	—	5,943
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	59	59
Net current-period other comprehensive income	5,943	59	6,002
Ending balance	$(1,861)	$(1,347)	$(3,208)
Nine months ended September 30, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	11,830	—	11,830
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(352)	71	(281)
Net current-period other comprehensive income	11,478	71	11,549
Ending balance	$1,370	$(1,865)	$(495)
Nine months ended September 30, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(22,480)	(756)	(23,236)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(299)	178	(121)
Net current-period other comprehensive loss	(22,779)	(578)	(23,357)
Ending balance	$(1,861)	$(1,347)	$(3,208)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the three month periods ended September 30, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2014	2013	2014	2013	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$33	$—	$552	$462	Investment securities gains, net
	33	—	552	462	Total before tax
	(12)	—	(200)	(163)	Income tax provision
	$21	$—	$352	$299	Net of tax

Amortization of pension plan liability
Actuarial losses	$(36)	$(92)	$(111)	$(276)	Compensation and employee benefits
	(36)	(92)	(111)	(276)	Total before tax
	13	33	40	98	Income tax benefit
	$(23)	$(59)	$(71)	$(178)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2014	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$862,466	$—	$862,466	$—
State and municipal debt securities	389,497	—	389,497	—
U.S. government agency and government-sponsored enterprise securities	333,999	—	333,999	—
U.S. government securities	20,304	20,304	—	—
Other securities	5,145	—	5,145	—
Total securities available for sale	$1,611,411	$20,304	$1,591,107	$—
Other assets (Interest rate contracts)	$9,472	$—	$9,472	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,472	$—	$9,472	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2013	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$948,408	$—	$948,408	$—
State and municipal debt securities	364,470	—	364,470	—
U.S. government agency and government-sponsored enterprise securities	326,039	—	326,039	—
U.S. government securities	20,114	20,114	—	—
Other securities	5,080	—	5,080	—
Total securities available for sale	$1,664,111	$20,114	$1,643,997	$—
Other assets (Interest rate contracts)	$9,044	$—	$9,044	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,044	$—	$9,044	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2014 and 2013. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at September 30, 2014	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended September 30, 2014	Losses During the Nine Months Ended September 30, 2014
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$2,998	$—	$—	$2,998	$69	$(14)
Noncovered OREO	2,535	—	—	2,535	(351)	(351)
Covered OREO	415	—	—	415	(37)	(37)
	$5,948	$—	$—	$5,948	$(319)	$(402)

	Fair value at September 30, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2013	Losses During the Nine Months Ended September 30, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Noncovered OREO	$3,714	$—	$—	$3,714	$(1,040)	$(1,084)
Covered OREO	544	—	—	544	(183)	(248)
	$4,258	$—	$—	$4,258	$(1,223)	$(1,332)
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

	Fair value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$534	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	2,464	Fair Market Value of Collateral	Adjustment to Stated value	0% - 71% (49%)
Noncovered OREO	2,535	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Covered OREO	415	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2014 or December 31, 2013, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For covered loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on September 30, 2014 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$157,817	$157,817	$157,817	$—	$—
Interest-earning deposits with banks	105,631	105,631	105,631	—	—
Securities available for sale	1,611,411	1,611,411	20,304	1,591,107	—
FHLB stock	31,592	31,592	—	31,592	—
Loans held for sale	949	949	—	949	—
Loans	4,755,151	4,862,053	—	—	4,862,053
FDIC loss-sharing asset	23,492	9,385	—	—	9,385
Interest rate contracts	9,472	9,472	—	9,472	—
Liabilities
Deposits	$6,244,401	$6,242,655	$5,794,399	$448,256	$—
FHLB Advances	6,578	7,105	—	7,105	—
Repurchase agreements	25,000	26,167	—	26,167	—
Interest rate contracts	9,472	9,472	—	9,472	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$165,030	$165,030	$165,030	$—	$—
Interest-earning deposits with banks	14,531	14,531	14,531	—	—
Securities available for sale	1,664,111	1,664,111	20,114	1,643,997	—
FHLB stock	32,529	32,529	—	32,529	—
Loans held for sale	735	735	—	735	—
Loans	4,444,842	4,605,038	—	—	4,605,038
FDIC loss-sharing asset	39,846	11,248	—	—	11,248
Interest rate contracts	9,044	9,044	—	9,044	—
Liabilities
Deposits	$5,959,475	$5,958,747	$5,449,546	$509,201	$—
FHLB Advances	36,606	35,080	—	35,080	—
Repurchase agreements	25,000	26,361	—	26,361	—
Interest rate contracts	9,044	9,044	—	9,044	—

14.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands except per share)
Basic EPS:
Net income	$21,583	$13,276	$62,654	$40,043
Less: Earnings allocated to participating securities
Preferred shares	42	27	121	58
Nonvested restricted shares	216	109	598	355
Earnings allocated to common shareholders	$21,325	$13,140	$61,935	$39,630
Weighted average common shares outstanding	52,112	50,834	51,772	47,032
Basic earnings per common share	$0.41	$0.26	$1.20	$0.84
Diluted EPS:
Earnings allocated to common shareholders (1)	$21,325	$13,142	$61,940	$39,635
Weighted average common shares outstanding	52,112	50,834	51,772	47,032
Dilutive effect of equity awards	404	1,463	707	915
Weighted average diluted common shares outstanding	52,516	52,297	52,479	47,947
Diluted earnings per common share	$0.41	$0.25	$1.18	$0.83
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	58	138	67	99
__________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

15. Branch Sales
On August 23, 2014, Columbia completed a branch sale transaction to Sound Community Bancorp. In the transaction, Columbia sold three branches and related assets and deposit liabilities to Sound Community Bancorp. The transaction was completed with a transfer of $22.2 million in deposits to Sound Community Bancorp in exchange for a deposit premium of 2.35%. Also included in the branch sale were $1.1 million in loans and $3.8 million in premises and equipment. The Company recognized a gain of $565 thousand related to the deposit premium, which was recorded in the line item Other noninterest income in the Consolidated Statements of Income. In addition, the Company recorded a $50 thousand loss on the disposal of premises and equipment related to this transaction, which was recorded in the line item Other noninterest expense in the Consolidated Statements of Income.

16.	Subsequent Event
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
On November 1, 2014, the Company completed its acquisition of Intermountain Community Bancorp ("Intermountain"), with total merger consideration of approximately $134.1 million. The Company acquired 100% of the voting equity interests of Intermountain. The primary reason for the acquisition was to expand the Company's geographic footprint into the state of Idaho, consistent with its ongoing growth strategy. The operating results of the Company for the nine months ended September 30, 2014 do not include the operating results produced by Intermountain as the acquisition did not close until November 1, 2014. It is not practical to present other financial information related to the acquisition at this time because the fair value measurement of assets acquired and liabilities assumed has not been finalized.

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

•
the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the Intermountain merger) and infrastructure may not be realized;

•	the ability to successfully integrate Intermountain into Columbia;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and overall regulatory costs;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	competition among financial institutions could increase significantly;

•
continued consolidation in the Pacific Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

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
On April 1, 2013, the Company completed its acquisition of West Coast. The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value, and approximately $1.88 billion in deposits. Due to the timing of this acquisition, our results of operations for the nine month period ended September 30, 2014 include the acquisition for the full nine month period, however the prior year period only includes the acquisition for six months of the nine month period. See Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this acquisition.
Correction of Immaterial Error Related to Prior Periods
During the three months ended September 30, 2014, the Company made a $2.6 million adjustment which increased interest income on taxable securities as a result of identifying that the premium amortization related to the Company’s mortgage-backed securities, as calculated by a third-party provider, was not being amortized utilizing an acceptable method under accounting principles generally accepted in the United States. The adjustment reflects the one-time correction necessary to change the accounting for premium amortization to be in conformity with the interest method. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s current quarter, current year-to-date, or previously reported results.
Earnings Summary
The Company reported net income for the third quarter of $21.6 million or $0.41 per diluted common share, compared to $13.3 million or $0.25 per diluted common share for the third quarter of 2013. For the first nine months of 2014, the Company reported net income of $62.7 million, or $1.18 per diluted common share, compared to $40.0 million, or $0.83 per diluted common share, for the first nine months of 2013.
The increase in net income for the current quarter compared to the prior year period was due to a combination of higher noninterest income and lower noninterest expense, partially offset by a decrease in net interest income. The decrease in noninterest expense was primarily due to higher acquisition-related costs incurred during the prior year period. The increase in net income for the first nine months of 2014 compared to the same prior year period was due to higher net interest income and higher noninterest income, partially offset by higher noninterest expense. These fluctuations in the year-to-date periods were primarily due to the timing of the acquisition of West Coast, as noted above.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended September 30, 2014 was $92.2 million, 5% more than the same period in 2013. The increase in revenue was a result of higher noninterest income due to a decrease in the expense recorded for the change in the FDIC loss-sharing asset, partially offset by a decrease in loan interest income as a result of lower incremental accretion on the acquired loan portfolios. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the third quarter of 2014 was $1.5 million for the noncovered loan portfolio and a provision recapture of $520 thousand for the covered loan portfolio compared to a provision of $4.3 million for the noncovered loan portfolio and a provision recapture of $947 thousand for the covered loan portfolio during the third quarter of

2013. The provision for the noncovered portfolio was primarily due to by the combination of growth in the noncovered loan portfolio and $1.1 million in net loan charge-offs experienced in the quarter, and the provision recapture for the covered loan portfolio was primarily due to improving credit quality on covered loans resulting in an increase in the expected present value of future cash flows as remeasured during the current quarter when compared to the prior quarter’s remeasurement.
Total noninterest expense for the quarter ended September 30, 2014 was $60.0 million, down from $64.7 million for the third quarter of 2013. The decrease from the prior-year period was primarily due to higher acquisition-related expenses recorded during the third quarter of 2013. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	( in thousands)
Incremental accretion income on FDIC acquired loans	$4,205	$7,063	$16,428	$23,275
Incremental accretion income on other FDIC acquired loans	175	266	474	1,974
Recapture (provision) for losses on covered loans	520	947	(3,419)	1,679
Change in FDIC loss-sharing asset (1)	(4,816)	(11,826)	(14,685)	(35,446)
FDIC clawback liability recovery (expense)	(201)	188	(302)	(242)
Pre-tax earnings impact of FDIC acquired loan portfolios	$(117)	$(3,362)	$(1,504)	$(8,760)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the nine months ended September 30, 2014 was $269.8 million, compared to $230.0 million for the same period in 2013. The increase in revenue was a result of higher net interest income and higher noninterest income primarily due to the timing of the acquisition of West Coast during the prior year period. For a more complete discussion of this topic, please refer to the net interest income section and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the nine months ended September 30, 2014 was $1.6 million for the noncovered loan portfolio and a provision of $3.4 million for the covered loan portfolio compared to a provision of $5.3 million for the noncovered loan portfolio and a provision recapture of $1.7 million for the covered loan portfolio during the first nine months of 2013. The $1.6 million provision for the noncovered loan portfolio was primarily due to by the combination of growth in the noncovered loan portfolio as well as net charge-offs during the period. The $3.4 million in provision for losses on covered loans was primarily due to a decrease in the present value of expected future cash flows as remeasured during the current period when compared to the prior period’s remeasurement.
Total noninterest expense for the nine months ended September 30, 2014 was $175.1 million, a 5% increase from the first nine months of 2013. The increase from the prior-year period was primarily due to the timing of the West Coast acquisition during the prior year period. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2014 was $76.2 million, a decrease of 5% from $80.4 million for the same quarter in 2013. The decrease in net interest income was due to lower incremental accretion income on acquired loans. For additional information on the Company’s accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2013 Annual Report on Form 10-K.

The Company’s net interest margin (tax equivalent) decreased to 4.85% in the third quarter of 2014, from 5.37% for the same quarter last year. This decrease was also due to lower incremental accretion income on acquired loan portfolios. The Company’s operating net interest margin (tax equivalent) (1) decreased to 4.22% from 4.41% due to lower rates on loans.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2014 was $225.3 million, an increase of 5% from $213.9 million for the same period in 2013. The increase in net interest income was primarily due to higher average loan balances during the current year as the acquisition of West Coast occurred during the prior year period. The Company’s net interest margin (tax equivalent) decreased to 4.86% for the first nine months of 2014, from 5.21% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was primarily due to lower accretion income on the acquired loan portfolios. As shown in the table below, the Company recorded $33.0 million in total incremental accretion during the nine months ended September 30, 2014, a decrease of $11.9 million from the prior year period. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2014 decreased modestly to 4.23% from 4.33% due to lower rates on loans.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Incremental accretion income due to:
FDIC acquired impaired loans	$4,205	$7,063	$16,428	$23,275
Other FDIC acquired loans	175	266	474	1,974
Other acquired loans	5,040	10,025	16,136	19,660
Incremental accretion income	$9,420	$17,354	$33,038	$44,909

Net interest margin (tax equivalent)	4.85%	5.37%	4.86%	5.21%
Operating net interest margin (tax equivalent) (1)	4.22%	4.41%	4.23%	4.33%
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

	Three Months Ended September 30,			Three Months Ended September 30,
	2014			2013
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (4)	$4,517,606	$58,009	5.14%	$4,166,904	$61,567	5.91%
Covered loans, net (2)	252,837	8,412	13.31%	337,136	12,685	15.05%
Taxable securities (3)	1,224,608	8,545	2.79%	1,183,635	4,935	1.67%
Tax exempt securities (4)	361,388	4,118	4.56%	328,657	3,852	4.69%
Interest-earning deposits with banks	95,221	61	0.26%	85,628	56	0.26%
Total interest-earning assets	6,451,660	$79,145	4.91%	6,101,960	$83,095	5.45%
Other earning assets	131,887			124,477
Noninterest-earning assets	753,759			822,427
Total assets	$7,337,306			$7,048,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$460,985	$288	0.25%	$548,396	$457	0.33%
Savings accounts	539,982	15	0.01%	484,336	27	0.02%
Interest-bearing demand	1,201,154	117	0.04%	1,132,009	126	0.04%
Money market accounts	1,645,609	293	0.07%	1,640,519	319	0.08%
Total interest-bearing deposits	3,847,730	713	0.07%	3,805,260	929	0.10%
Federal Home Loan Bank advances	16,503	80	1.95%	68,737	135	0.79%
Other borrowings	25,000	120	1.92%	25,000	120	1.92%
Total interest-bearing liabilities	3,889,233	$913	0.09%	3,898,997	$1,184	0.12%
Noninterest-bearing deposits	2,263,079			2,031,758
Other noninterest-bearing liabilities	85,482			81,975
Shareholders’ equity	1,099,512			1,036,134
Total liabilities & shareholders’ equity	$7,337,306			$7,048,864
Net interest income (tax equivalent)		$78,232			$81,911
Net interest margin (tax equivalent)			4.85%			5.37%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million and $783 thousand for the three months ended September 30, 2014 and 2013, respectively. The accretion of net unearned discounts on certain acquired loans was $5.2 million and $10.3 million for the three months ended September 30, 2014 and 2013, respectively.

(2)
Incremental accretion on acquired impaired loans is included in covered loan interest earned. The incremental accretion income on acquired impaired loans was $4.2 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively.

(3)
During the three months ended September 30, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities. For more information on this adjustment, see section titled "Correction of Immaterial Error Related to Prior Periods" in Note 1 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

(4)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on noncovered loans was $518 thousand and $127 thousand for the three months ended September 30, 2014 and 2013, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014			2013
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, excluding covered loans, net (1) (4)	$4,380,704	$169,761	5.17%	$3,645,423	$155,611	5.69%
Covered loans, net (2)	271,453	29,986	14.73%	372,817	41,750	14.93%
Taxable securities (3)	1,278,295	21,679	2.26%	1,099,670	14,059	1.70%
Tax exempt securities (4)	359,471	12,419	4.61%	311,727	11,310	4.84%
Interest-earning deposits with banks and federal funds sold	55,986	105	0.25%	151,234	290	0.26%
Total interest-earning assets	6,345,909	$233,950	4.92%	5,580,871	$223,020	5.33%
Other earning assets	129,819			106,322
Noninterest-earning assets	761,731			657,813
Total assets	$7,237,459			$6,345,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$481,370	$975	0.27%	$540,674	$1,572	0.39%
Savings accounts	527,183	42	0.01%	430,134	71	0.02%
Interest-bearing demand	1,185,831	340	0.04%	1,011,570	458	0.06%
Money market accounts	1,615,162	837	0.07%	1,532,171	971	0.08%
Total interest-bearing deposits	3,809,546	2,194	0.08%	3,514,549	3,072	0.12%
Federal Home Loan Bank advances (5)	51,634	309	0.80%	60,791	1,055	2.31%
Other borrowings	25,000	358	1.91%	39,402	615	2.08%
Total interest-bearing liabilities	3,886,180	$2,861	0.10%	3,614,742	$4,742	0.17%
Noninterest-bearing deposits	2,185,062			1,709,532
Other noninterest-bearing liabilities	82,168			67,783
Shareholders’ equity	1,084,049			952,949
Total liabilities & shareholders’ equity	$7,237,459			$6,345,006
Net interest income (tax equivalent)		$231,089			$218,278
Net interest margin (tax equivalent)			4.86%			5.21%

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees were included in the interest income calculations. The amortization of net deferred loan fees was $3.3 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. The accretion of net unearned discounts on other FDIC acquired loans and other acquired loans was $16.6 million and $21.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Incremental accretion on acquired impaired loans is included in covered loan interest earned. The incremental accretion income on acquired impaired loans was $16.4 million and $23.3 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)
During the nine months ended September 30, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities. For more information on this adjustment, see section titled "Correction of Immaterial Error Related to Prior Periods" in Note 1 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

(4)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on noncovered loans was $1.3 million and $371 thousand for the nine months ended September 30, 2014 and 2013, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.5 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.

(5)
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

	Three Months Ended September 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$4,916	$(8,474)	$(3,558)
Covered loans, net	(2,921)	(1,352)	(4,273)
Taxable securities (1)	176	3,434	3,610
Tax exempt securities	376	(110)	266
Interest earning deposits with banks	6	(1)	5
Interest income	$2,553	$(6,503)	$(3,950)
Interest Expense
Deposits:
Certificates of deposit	$(66)	$(103)	$(169)
Savings accounts	3	(15)	(12)
Interest-bearing demand	7	(16)	(9)
Money market accounts	1	(27)	(26)
Total interest on deposits	(55)	(161)	(216)
Federal Home Loan Bank advances	(154)	99	(55)
Interest expense	$(209)	$(62)	$(271)

(1)
During the three months ended September 30, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities. For more information on this adjustment, see section titled "Correction of Immaterial Error Related to Prior Periods" in Note 1 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

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

	Nine Months Ended September 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, excluding covered loans, net	$29,401	$(15,251)	$14,150
Covered loans, net	(11,205)	(559)	(11,764)
Taxable securities (1)	2,531	5,089	7,620
Tax exempt securities	1,669	(560)	1,109
Interest earning deposits with banks	(178)	(7)	(185)
Interest income	$22,218	$(11,288)	$10,930
Interest Expense
Deposits:
Certificates of deposit	$(159)	$(438)	$(597)
Savings accounts	13	(42)	(29)
Interest-bearing demand	70	(188)	(118)
Money market accounts	50	(184)	(134)
Total interest on deposits	(26)	(852)	(878)
Federal Home Loan Bank advances	(139)	(607)	(746)
Other borrowings	(210)	(47)	(257)
Interest expense	$(375)	$(1,506)	$(1,881)

(1)
During the nine months ended September 30, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities. For more information on this adjustment, see section titled "Correction of Immaterial Error Related to Prior Periods" in Note 1 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the third quarter of 2014, the Company recorded a $1.5 million provision expense for the noncovered loan portfolio and provision recapture of $520 thousand for the covered loan portfolio compared with a provision expense of $4.3 million and a provision recapture of $947 thousand, respectively, during the third quarter of 2013.
The $1.5 million provision expense recorded during the current quarter for noncovered loan losses was primarily due to a combination of loan growth and net loan charge-offs experienced in the quarter. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
The $520 thousand in provision recapture for losses on covered loans in the current period was primarily due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows during the second quarter, net of the actual cash flows received during the quarter. The $520 thousand in provision recapture was substantially offset by a $416 thousand unfavorable adjustment to the change in FDIC loss-sharing asset.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2014 was $1.6 million for the noncovered loan portfolio and $3.4 million for the covered loan portfolio compared with provision expense of $5.3 million and a provision recapture of $1.7 million, respectively, during the same period of 2013.
The $1.6 million provision expense for noncovered loan losses was primarily due to the combination of loan growth and net loan charge-offs experienced in the period. Net noncovered loan charge-offs for the nine months ended September 30, 2014 were $3.9 million compared to $1.7 million for the same period of 2013. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report and was based upon improving credit metrics in the noncovered loan portfolio.
The $3.4 million in provision expense for losses on covered loans in the current period was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2013, net of activity during the period. The $3.4 million in provision was substantially offset by a $2.7 million favorable adjustment to the change in FDIC loss-sharing asset.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$14,254	$13,357	$897	7%	$40,980	$34,511	$6,469	19%
Merchant services fees	2,104	2,070	34	2%	6,014	5,934	80	1%
Investment securities gains, net	33	—	33	100%	552	462	90	19%
Bank owned life insurance	956	904	52	6%	2,897	2,610	287	11%
Other	3,399	3,117	282	9%	8,807	8,017	790	10%
Subtotal	20,746	19,448	1,298	7%	59,250	51,534	7,716	15%
Change in FDIC loss-sharing asset	(4,816)	(11,826)	7,010	(59)%	(14,685)	(35,446)	20,761	(59)%
Total noninterest income	$15,930	$7,622	$8,308	109%	$44,565	$16,088	$28,477	177%
Comparison of current quarter to prior year period
Noninterest income was $15.9 million for the third quarter of 2014, compared to $7.6 million for the same period in 2013. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $7.0 million less in the current quarter compared to the second quarter of 2013.
The change in FDIC loss-sharing asset is a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset and the provision recorded for reimbursable losses on covered loans. For the third quarter of 2014, there was $4.0 million of amortization of the asset and a $416 thousand decrease in the asset related to the recapture of provision recorded for reimbursable losses on covered loans. For the same period in 2013, there was $9.9 million of amortization of the asset as well as a $758 thousand decrease in the asset related to the recapture of provision recorded for reimbursable losses on covered loans. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2014, noninterest income was $44.6 million compared to $16.1 million for the same period in 2013. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $20.8 million less in the current period compared to the prior year period. The increase was also driven by an increase of $6.5 million in service charges and other fees due to the increased customer base from the West Coast acquisition, which occurred during the prior year period.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013 (1)	$ Change	% Change	2014	2013 (1)	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$32,559	$33,287	$(728)	(2)%	$94,961	$90,597	$4,364	5%
All other noninterest expense:
Occupancy	7,445	9,264	(1,819)	(20)%	24,276	21,560	2,716	13%
Merchant processing	1,080	951	129	14%	3,058	2,660	398	15%
Advertising and promotion	1,027	1,165	(138)	(12)%	2,746	3,195	(449)	(14)%
Data processing and communications	4,269	4,285	(16)	—%	11,469	10,503	966	9%
Legal and professional services	2,905	2,421	484	20%	7,377	9,975	(2,598)	(26)%
Taxes, license and fees	1,156	1,446	(290)	(20)%	3,387	4,037	(650)	(16)%
Regulatory premiums	1,195	1,372	(177)	(13)%	3,444	3,406	38	1%
Net cost (benefit) of operation of noncovered other real estate owned	(833)	851	(1,684)	(198)%	224	1,190	(966)	(81)%
Net benefit of operation of covered other real estate owned	(423)	(1,628)	1,205	(74)%	(1,431)	(7,296)	5,865	(80)%
Amortization of intangibles	1,456	1,666	(210)	(13)%	4,516	4,388	128	3%
Other (1)	8,146	9,634	(1,488)	(15)%	21,105	23,052	(1,947)	(8)%
Total all other noninterest expense	27,423	31,427	(4,004)	(13)%	80,171	76,670	3,501	5%
Total noninterest expense	$59,982	$64,714	$(4,732)	(7)%	$175,132	$167,267	$7,865	5%
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for FDIC clawback liability expense within noninterest expense and including the prior period activity in the line item for other noninterest expense.
Comparison of current quarter to prior year period

Total noninterest expense for the third quarter of 2014 was $60.0 million, a decrease of $4.7 million from a year earlier. The decrease from the prior year period was primarily due to acquisition-related expenses which were $3.2 million during the current quarter compared to $7.6 million for the prior year period.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2014, noninterest expense was $175.1 million, an increase of $7.9 million, or 5% from $167.3 million a year earlier. The increase from the prior-year period was due to additional ongoing noninterest expense stemming from the growth resulting from the West Coast acquisition, which occurred during the prior year nine month period. The increase in noninterest expense was also due to a reduction in the net benefit of covered other real estate owned.

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$73	$1,572	$727	$4,988
Occupancy	10	1,221	696	1,454
Advertising and promotion	27	315	27	820
Data processing and communications	684	329	684	805
Legal and professional fees	510	493	723	4,523
Other	1,934	3,691	2,019	4,988
Total impact of acquisition-related costs to noninterest expense	$3,238	$7,621	$4,876	$17,578
The following table presents selected items included in Other noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
	2014	2013 (1)		2014	2013 (1)
	(in thousands)
Postage	$533	$1,082	$(549)	$2,355	$2,608	$(253)
Software support & maintenance	550	865	(315)	1,556	2,193	(637)
Supplies	289	514	(225)	1,045	1,205	(160)
Insurance	403	599	(196)	1,203	1,453	(250)
ATM Network	207	597	(390)	675	1,596	(921)
Travel	534	629	(95)	1,483	1,401	82
Employee expenses	242	222	20	790	691	99
Sponsorships and charitable contributions	434	320	114	1,555	929	626
Directors fees	183	152	31	514	480	34
Correspondent bank processing fees	169	56	113	305	149	156
CRA partnership investment expense	271	237	34	800	577	223
Investor relations	38	91	(53)	216	425	(209)
Other personal property owned	9	(221)	230	(135)	(125)	(10)
FDIC clawback expense (1)	201	(188)	389	302	242	60
Miscellaneous	4,083	4,679	(596)	8,441	9,228	(787)
Total other noninterest expense (1)	$8,146	$9,634	$(1,488)	$21,105	$23,052	$(1,947)
_________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to adding a separate line item for FDIC clawback liability expense to the table above as it is now a component of other noninterest expense.
Income Taxes
We recorded an income tax provision of $9.6 million for the third quarter of 2014, compared to a provision of $6.7 million for the same period in 2013. For the nine months ended September 30, 2014 and 2013, we recorded an income tax provision of $27.0 million and $19.1 million, respectively, with an effective tax rate of 30% and 32%, respectively. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from tax-exempt loans and municipal bonds, investments in bank owned life insurance, and low income housing credits. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2013.
FINANCIAL CONDITION
Total assets were $7.47 billion as of September 30, 2014, an increase of $304.5 million, or 4% from $7.16 billion at December 31, 2013. The increase was primarily due to increases in noncovered loans and cash and cash equivalents, partially offset by a small decreases in investment securities, the FDIC loss-sharing asset and other real estate owned.

Investment Securities
At September 30, 2014, the Company held investment securities totaling $1.61 billion compared to $1.66 billion at December 31, 2013. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $190.2 million in principal payments, maturities and sales and $8.3 million in premium amortization, partially offset by $127.8 million in purchases and a $18.0 million increase in fair value of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 10 months at September 30, 2014. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At September 30, 2014, the market value of securities available for sale had a net unrealized gain of $1.6 million compared to a net unrealized loss of $16.4 million at December 31, 2013. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At September 30, 2014, the Company had $833.6 million of investment securities with gross unrealized losses of $20.9 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$862,466	$948,408
State and municipal securities	389,497	364,470
U.S. government and government-sponsored enterprise securities	333,999	326,039
U.S. government securities	20,304	20,114
Other securities	5,145	5,080
Total	$1,611,411	$1,664,111
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
Loan policies, credit quality criteria, loan portfolio guidelines and other credit approval processes are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board of Directors. The Company’s Credit Administration department and loan committee have the responsibility for administering the credit approval process. We use an independent internal credit review and examination function to provide assurance that loans and commitments are made and maintained as prescribed by our credit policies. This includes monitoring to assess continued performance and proper risk assessment.

Loan Portfolio Analysis
We are a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans.
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2014	% of Total	December 31, 2013	% of Total
	(dollars in thousands)
Commercial business	$1,829,393	40.0%	$1,561,782	37.0%
Real estate:
One-to-four family residential	108,743	2.4%	108,317	2.6%
Commercial and multifamily residential	2,144,044	46.8%	2,080,075	49.2%
Total real estate	2,252,787	49.2%	2,188,392	51.8%
Real estate construction:
One-to-four family residential	73,882	1.6%	54,155	1.3%
Commercial and multifamily residential	137,366	3.0%	126,390	3.0%
Total real estate construction	211,248	4.6%	180,545	4.3%
Consumer	338,826	7.4%	357,014	8.5%
Subtotal	4,632,254	101.2%	4,287,733	101.6%
Less: Net unearned income	(53,076)	(1.2)%	(68,282)	(1.6)%
Total noncovered loans, net of unearned income	4,579,178	100.0%	4,219,451	100.0%
Less: Allowance for loan and lease losses	(49,938)		(52,280)
Noncovered loans, net	4,529,240		4,167,171
Covered loans, net of allowance for loan losses of ($17,933) and ($20,174), respectively	225,911		277,671
Total loans, net	$4,755,151		$4,444,842
Loans held for sale	$949		$735
Total noncovered loans increased $359.7 million, or 9%, from year-end 2013. The increase in noncovered loans was driven by significant originations during the period. The noncovered loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $53.1 million in unearned income recorded at September 30, 2014 was comprised of $44.9 million in discount on acquired loans and $8.2 million in deferred loan fees. The $68.3 million in unearned income recorded at December 31, 2013 consisted of $61.4 million in discount on acquired loans and $6.9 million in deferred loan fees.
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
Covered Loans: Covered loans are comprised of loans and loan commitments acquired in connection with the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank as well as the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank. These loans are generically referred to as covered because they are generally subject to one of the loss-sharing agreements between Columbia Bank and the FDIC. The loss-sharing agreements relating to the 2010 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding up to a stated threshold amount of $206.0 million for Columbia River Bank and $66.0 million for American Marine Bank. If losses exceed the stated threshold, the Company’s share of the remaining losses decreases to 5%. The loss-sharing agreements relating to the 2011 FDIC-assisted transactions limit the Company’s losses to 20% of the contractual balance outstanding.
The loss-sharing provisions of the 2010 and 2011 loss-sharing agreements for commercial and single-family loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition dates.
At September 30, 2014, approximately $129.9 million of covered loans were subject to loss-sharing agreements which expire on March 31, 2015. Additionally, approximately $32.4 million of covered loans were subject to loss-sharing agreements which expire on June 30, 2016. The remaining covered loans were subject to loss-sharing agreements which begin to expire in 2020. As part of its normal credit risk management process, management monitors the credit quality of the covered loan portfolio. At September 30, 2014, the allowance for covered loans, in conjunction with the loan discounts, was deemed adequate to absorb the expected credit losses within that portfolio.
At September 30, 2014, approximately 88% of covered loans were accounted for under the guidance in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following tables are a rollforward of such loans for the nine months ended September 30, 2014 and 2013:

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2014	$364,336	$(11,855)	$(103,907)	$248,574
Principal reductions	(69,683)	—	—	(69,683)
Accretion of loan discount	—	—	28,658	28,658
Changes in contractual and expected cash flows due to remeasurement	(3,114)	7,560	(8,465)	(4,019)
Disposals	(9,118)	145	3,183	(5,790)
Balance at September 30, 2014	$282,421	$(4,150)	$(80,531)	$197,740

	Contractual	Nonaccretable	Accretable	Carrying
	Cash Flows	Difference	Yield	Amount
	(in thousands)
Balance at January 1, 2013	$556,108	$(37,371)	$(166,888)	$351,849
Principal reductions	(115,032)	—	—	(115,032)
Accretion of loan discount	—	—	40,240	40,240
Changes in contractual and expected cash flows due to remeasurement	(17,079)	17,656	621	1,198
Disposals	(16,235)	498	6,544	(9,193)
Balance at September 30, 2013	$407,762	$(19,217)	$(119,483)	$269,062
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
Covered loans: We consider covered loans to be performing due to the application of the yield accretion method under ASC Topic 310-30. Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans acquired are, and will continue to be, subject to the Company’s internal and external credit review and monitoring processes. Any credit deterioration experienced subsequent to the initial acquisition will result in a provision for loan losses being charged to earnings. These provisions will be mostly offset by an increase to the FDIC loss-sharing asset and will be recognized in noninterest income. However, as the loss-sharing agreements expire, this offset will no longer be recorded in noninterest income. As noted in the Loan Portfolio Analysis section above, at September 30, 2014 approximately $129.9 million of covered loans were subject to loss-sharing agreements which expire on March 31, 2015.
The following table set forth, at the dates indicated, information with respect to our noncovered nonaccrual loans and total noncovered nonperforming assets:

	September 30, 2014	December 31, 2013
	(in thousands)
Nonperforming assets, excluding covered assets
Nonaccrual loans:
Commercial business	$11,490	$12,609
Real estate:
One-to-four family residential	3,513	2,667
Commercial and multifamily residential	8,468	11,043
Total real estate	11,981	13,710
Real estate construction:
One-to-four family residential	1,031	3,705
Total real estate construction	1,031	3,705
Consumer	3,496	3,991
Total nonaccrual loans	27,998	34,015
Noncovered other real estate owned and other personal property owned	10,352	23,918
Total nonperforming noncovered assets	$38,350	$57,933

Total assets	$7,466,081	$7,161,582
Covered assets, net	237,500	289,790
Noncovered assets	$7,228,581	$6,871,792
At September 30, 2014, nonperforming noncovered assets were $38.4 million, compared to $57.9 million at December 31, 2013. Nonperforming noncovered assets decreased $19.6 million during the nine months ended September 30, 2014 as a result of $10.4 million in loan payments, $7.4 million in loans returning to accrual status, $14.1 million in OREO sales, $6.4 million in loan, OREO, and OPPO write-downs, partially offset by $18.7 million in new nonaccrual loans. The percent of nonperforming, noncovered assets to period-end noncovered assets at September 30, 2014 was 0.53% compared to 0.84% for December 31, 2013.

Other Real Estate Owned: During the nine months ended September 30, 2014, noncovered OREO decreased $13.5 million. The following table sets forth activity in noncovered OREO for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Noncovered OREO:
Balance, beginning of period	$23,834	$10,676
Established through acquisitions	—	14,708
Transfers in, net of write-downs ($0 and $90, respectively)	2,809	9,190
Additional OREO write-downs	(2,195)	(1,636)
Proceeds from sale of OREO property	(16,527)	(10,295)
Gain on sale of OREO, net	2,394	900
Total noncovered OREO, end of period	$10,315	$23,543
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

At September 30, 2014, our ALLL for noncovered loans was $49.9 million, or 1.09% of total noncovered loans (excluding loans held for sale) and 178% of nonperforming, noncovered loans. This compares with an allowance of $52.3 million, or 1.24% of total noncovered loans (excluding loans held for sale), and 154% of nonperforming, noncovered loans at December 31, 2013. This decrease in the allowance relative to noncovered loans in the current period as compared to December 31, 2013 reflects improvements in core asset quality during the current year. The increase relative to nonperforming, noncovered loans was the result of the nonperforming, noncovered loans decreasing by $6.0 million to $28.0 million in the current period as compared to $34.0 million as of December 31, 2013.
The following table provides an analysis of the Company’s ALLL for noncovered loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$49,494	$51,698	$52,280	$52,244
Charge-offs:
Commercial business	(1,348)	(755)	(3,298)	(3,030)
One-to-four family residential	—	(47)	(207)	(191)
Commercial and multifamily residential	(7)	(657)	(2,993)	(2,054)
One-to-four family residential construction	—	—	—	(133)
Consumer	(620)	(453)	(2,256)	(1,262)
Total charge-offs	(1,975)	(1,912)	(8,754)	(6,670)
Recoveries:
Commercial business	356	854	2,558	1,319
One-to-four family residential	63	39	103	180
Commercial and multifamily residential	140	332	716	509
One-to-four family residential construction	20	461	504	2,649
Consumer	340	112	931	353
Total recoveries	919	1,798	4,812	5,010
Net charge-offs	(1,056)	(114)	(3,942)	(1,660)
Provision (recapture) for loan and lease losses	1,500	4,260	1,600	5,260
Ending balance	$49,938	$55,844	$49,938	$55,844
Total noncovered loans, net at end of period, excluding loans held of sale	$4,579,178	$4,193,732	$4,579,178	$4,193,732
Allowance for loan and lease losses to period-end noncovered loans	1.09%	1.33%	1.09%	1.33%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,355	$2,465	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	150	200	—	750
Ending balance	$2,505	$2,665	$2,505	$2,665

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
At September 30, 2014, the FDIC loss-sharing asset was $23.5 million which was comprised of a $19.8 million FDIC indemnification asset and a $3.7 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$27,981	$67,374	$39,846	$96,354
Adjustments not reflected in income:
Cash payments to (from) the FDIC	541	(1,484)	(1,223)	(7,871)
FDIC reimbursable losses (recoveries), net	(214)	(505)	(446)	522
Adjustments reflected in income:
Amortization, net	(3,992)	(9,890)	(16,208)	(29,470)
Loan impairment (recapture)	(416)	(758)	2,735	(1,343)
Sale of other real estate	(383)	(1,479)	(2,104)	(5,076)
Write-downs of other real estate	67	220	860	373
Other	(92)	81	32	70
Balance at end of period	$23,492	$53,559	$23,492	$53,559

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $293.8 million since year-end 2013.

We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2014, CDARS® deposits and brokered money market deposits were $80.5 million, or 1% of total deposits, compared to $61.3 million at year-end 2013. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$2,352,210	37.6%	$2,171,703	36.4%
Interest bearing demand	1,192,094	19.1%	1,170,006	19.6%
Money market	1,640,618	26.3%	1,569,261	26.3%
Savings	547,853	8.8%	496,444	8.3%
Certificates of deposit less than $100,000	257,343	4.1%	288,943	4.9%
Total core deposits	5,990,118	95.9%	5,696,357	95.5%
Certificates of deposit greater than $100,000	173,644	2.8%	201,498	3.5%
Certificates of deposit insured by CDARS®	19,015	0.3%	19,488	0.3%
Brokered money market accounts	61,448	1.0%	41,765	0.7%
Subtotal	6,244,225	100.0%	5,959,108	100.0%
Premium resulting from acquisition date fair value adjustment	176		367
Total deposits	$6,244,401		$5,959,475
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At September 30, 2014, we had FHLB advances of $6.6 million compared to $36.6 million at December 31, 2013.
We also utilize wholesale repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2014 and December 31, 2013, we had repurchase agreements of $25.0 million, which mature in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2014, we had commitments to extend credit of $1.42 billion compared to $1.41 billion at December 31, 2013.

Capital Resources
Shareholders’ equity at September 30, 2014 was $1.10 billion, an increase from $1.05 billion at December 31, 2013. Shareholders’ equity was 15% of total period-end assets at September 30, 2014 and December 31, 2013.
Capital Ratios: Banking regulations require bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of preferred stock, common shareholders’ equity, and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.
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
The Company and its banking subsidiary qualify as “well-capitalized” at September 30, 2014 and December 31, 2013. The following table presents the regulatory standards for adequately capitalized and well-capitalized institutions and the capital ratios for the Company and its banking subsidiary at September 30, 2014 and December 31, 2013:

	Company		Columbia Bank		Requirements
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.36%	14.68%	13.86%	13.52%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.11%	13.43%	12.61%	12.27%	4.00%	6.00%
Leverage ratio	10.49%	10.19%	10.08%	9.29%	4.00%	5.00%
Stock Repurchase Program
In 2011, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during the first nine months of 2014.

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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$78,232	$81,911	$231,089	$218,278
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC acquired impaired loans	(4,205)	(7,063)	(16,428)	(23,275)
Incremental accretion income on other FDIC acquired loans	(175)	(266)	(474)	(1,974)
Incremental accretion income on other acquired loans	(5,040)	(10,025)	(16,136)	(19,660)
Premium amortization on acquired securities	1,454	2,427	4,633	5,481
Correction of immaterial error - securities premium amortization and discount accretion	(2,622)	—	(2,622)	—
Interest reversals on nonaccrual loans	423	326	1,103	721
Prepayment charges on FHLB advances	—	—	—	1,548
Operating net interest income (tax equivalent) (1)	$68,067	$67,310	$201,165	$181,119
Average interest earning assets	$6,451,660	$6,101,960	$6,345,909	$5,580,871
Net interest margin (tax equivalent) (1)	4.85%	5.37%	4.86%	5.21%
Operating net interest margin (tax equivalent) (1)	4.22%	4.41%	4.23%	4.33%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.0 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $5.8 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2014, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2013. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

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
In our Form 10-Q for the quarter ended March 31, 2013, we initially reported on an Objection to Personal Representative’s Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court that was served on West Coast Trust, which as a result of our acquisition of West Coast, is now a subsidiary of the Company. On October 8, 2014, the Court of Appeals of the State of Oregon affirmed the lower court’s ruling dismissing all claims against West Coast Trust. The petitioners have 30 days to file a petition for review with the Oregon Supreme Court.
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2014:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
7/1/2014 - 7/31/2014	299	$26.93	—	2,000,000
8/1/2014 - 8/31/2014	—	—	—	2,000,000
9/1/2014 - 9/30/2014	282	26.12	—	2,000,000
	581	$26.54	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 581 shares of common stock to pay the shareholders’ withholding taxes. During the three months ended September 30, 2014, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

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

101+
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 5, 2014	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2014	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith