Form 10-K
period 2014-12-31
COLUMBIA BANKING SYSTEM INC
filed 2015-03-02
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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
☒  Large Accelerated Filer        ☐  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2014 was $1,367,918,597 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2015 was 57,452,815.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2015 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2014

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results expressed or implied by the forward-looking statements:

•
local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth and maintain the quality of our earning assets;

•	the local housing/real estate markets where we operate and make loans could face challenges;

•
the risks presented by the economy, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	the ability to complete future acquisitions and to successfully integrate acquired entities (including Intermountain Community Bancorp (“Intermountain”)) into Columbia;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions could increase significantly;

•
continued consolidation in the Pacific Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

PART I

ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,”, “the Company”, and “Columbia”) is a registered bank holding company whose wholly owned banking subsidiary is Columbia State Bank (“Columbia Bank” or “the Bank”). Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals throughout Washington, Oregon and Idaho. As part of the acquisition of West Coast Bancorp on April 1, 2013, the Company also acquired West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Portland and Salem, Oregon.
Columbia Bank was established in 1993 to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state bank holding companies, which created dislocation of customers.
At December 31, 2014, Columbia Bank had 154 branch locations in Washington, Oregon and Idaho. Substantially all of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, and the Idaho Department of Finance. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to continue to be a leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized as the bank of choice for retail customers and small to medium-sized businesses in all markets we serve.
We have established a network of 154 branches in Washington, Oregon and Idaho as of December 31, 2014 from which we intend to grow market share. We operate 78 branches in 21 counties in the state of Washington, 60 branches in 16 counties in Oregon and 16 branches in 10 counties in Idaho.
Our branch system funds our lending activities and allows for increased contact with customers, better serving both retail and business depositors. We believe this approach enables us to expand lending activities while attracting a stable core deposit base and enhancing utilization of our full range of products and services. To support our strategy of market penetration and increased profitability, while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network. Our branch system and other delivery channels are continually evaluated as an important component of ongoing efforts to improve efficiencies without compromising customer service.
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diverse loan and deposit portfolio. We continue to build our strong core deposit base, expanding total revenue and controlling expenses in an effort to increase our return on average equity and gain operational efficiencies. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments, and other financial services. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branches in key locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.

To that end, on November 1, 2014, the Company completed its acquisition of Intermountain. The Company acquired approximately $964.4 million in assets, including $502.6 million in loans measured at fair value, and approximately $736.8 million in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.

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

Personal Banking	Business Banking	Wealth Management
• Checking and Saving Accounts	• Agricultural Lending	• Investment Services through CB Financial Services
• Consumer Lending	• Checking and Saving Accounts	• Private Banking
• Electronic Bill Pay	• Commercial & Industrial Lending	• Professional Banking
• Mobile Banking	• International Banking	• Trust Services
• Online Banking	• Merchant Card Services
• Residential Lending	• Mobile Banking
• VISA® Card Services	• Municipal Lending
• Online Banking
• Real Estate and Real Estate Construction Lending
• Remote Deposit Capture
• SBA Lending
• Small Business Services
• Treasury Management
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

Business Banking: We offer our business banking customers the foundation of a variety of checking, savings, interest bearing money market and certificate of deposit accounts to satisfy all their banking needs. In addition to these core banking products, we provide a breadth of services to support the complete financial needs of small and middle market businesses including Cash Management, Commercial Lending, International Banking, Merchant Card Services, Business VISA® Debit and Credit Cards and Wealth Management.
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
Commercial Lending
We offer a variety of loan products tailored to meet the various needs of business banking customers. Commercial loan products include accounts receivable and inventory financing as well as Small Business Administration (“SBA”) financing. We also offer commercial real estate loan products for construction and development or permanent financing. Real estate lending activities have been focused on construction and permanent loans for both owner occupants and investor oriented real estate properties. Commercial banking has been directed toward meeting the credit and related deposit needs of various sized businesses and professional practice organizations operating in our primary market areas.
International Banking
Columbia Bank’s International services division offers a range of financial services to help our business customers explore global markets and conduct international trade smoothly and expediently. We are proud to provide small and mid-size businesses with the same caliber of expertise and personalized service that national banks usually limit to large businesses. Our experience with foreign currency exchange, letters of credit, foreign collections and trade finance services can help companies open the door to new markets and suppliers overseas.
Merchant Card Services
Business clients that use Columbia’s Merchant Card Services have the ability to accept Visa®, MasterCard®, American Express® and Discover® sales drafts for deposit directly into their business checking account. Merchants are provided with a comprehensive accounting system tailored to their needs, which includes month-to-date credit card deposit information on a transaction statement. Internet access is available, allowing business customers to review merchant statements, authorized, captured, cleared and settled transactions. Columbia offers state-of-the-art point of sale solutions to suit our customers’ needs for card acceptance, including terminals, mobile platforms, virtual terminals and on-line applications.
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

__________

(1)
Securities and insurance products are offered through Cetera Investment Services LLC (doing insurance business in California as CFGIS Insurance Agency), member FINRA/SIPC. Advisory services are offered through Cetera Investment Advisers LLC. Neither firm is affiliated with the financial institution where investment services are offered.

* Investment products are Not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.

(2)	For a comprehensive review of your personal situation, always consult a tax or legal Advisor. Neither Cetera, nor any of its representatives may give legal or tax advice.

Competition
Our industry remains highly competitive despite a slow recovery from the recent economic crisis. Several other financial institutions with greater resources compete for banking business in our market areas. These competitors have the ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to compete with non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for deposits, loans, and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level with faster transaction turnaround time.

Employees
As of December 31, 2014 the Company employed 1,844 full-time equivalent employees, a 9% increase from 1,695 full-time equivalent employees at December 31, 2013. The increase was primarily due to the acquisition of Intermountain during the fourth quarter of 2014. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive pay and benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees was demonstrated by Columbia Bank being honored as one of the Puget Sound Business Journal’s “Washington’s Best Workplaces” for the eighth consecutive year.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.
 Additionally, reports filed with the SEC can be obtained through our website at www.columbiabank.com. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference into this report.
Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the name Columbia Bank in Washington, Oregon and Idaho. This regulatory framework is primarily designed for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
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
Federal and State Bank Holding Company Regulation
General.  The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. As of the date of this report, we have not elected to be treated as a financial holding company.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In addition, under the Bank Merger Act of 1960, as amended, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
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
Support of Subsidiary Banks. Under Federal Reserve policy, as codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to act as a source of financial and managerial strength to Columbia Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’, best interests to do so. This means that the Company is required to commit, as necessary, resources to support Columbia Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
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
Federal and State Regulation of Columbia Bank
General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington, Oregon and Idaho, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions’ Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. With respect to branches of Columbia Bank in Oregon and Idaho, the Bank is also subject to certain laws and regulations governing its activities in those states.
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
Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay in connection with such transactions. The Bank received a rating of “satisfactory” in its most recently completed CRA examination.

Transactions with Affiliates; Insider Credit Transactions. Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other subsidiary, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by the Bank with, or for the benefit of, its affiliates. In addition, subsidiary banks of a bank holding company are subject to restrictions on extensions of credit to the holding company or its subsidiaries, on investments in securities of the holding company or its subsidiaries and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from Columbia Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.
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
Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
Dividends; Stress Testing
Columbia is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, Columbia is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. A significant portion of our income comes from dividends from the Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Washington law regarding the level of dividends that it may pay to us. Washington law limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency.

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Neither we nor the Bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the Washington Department of Financial Institutions’ Division of Banks will consider our results as an important factor in evaluating our capital adequacy, and that of the Bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by the Bank may be an unsafe or unsound practice.
Regulatory Capital Requirements
Prior Capital Guidelines. The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor the capital adequacy of the Bank. The risk-based capital guidelines applicable to us and the Bank through December 31, 2014 were based on the 1988 capital accord, known as Basel I, of the Basel Committee on Banking Supervision (the “Basel Committee”) as implemented by the federal bank regulators. Assets and off-balance sheet items were assigned to weighted risk categories, and capital classified in one of the two following tiers depending on its characteristic:

•
Tier 1 (Core) Capital-common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities at the holding company level), less goodwill, most intangible assets and certain other assets.

•
Tier 2 (Supplementary) Capital-perpetual preferred stock and trust preferred securities not meeting the definition of Tier 1 capital, qualifying mandatory convertible debt securities, qualifying subordinated debt and a limited amount of allowances for loan and lease losses.

Under the requirements in effect through December 31, 2014, we were required to maintain Tier 1 capital and total capital (that is, Tier 1 capital plus Tier 2 capital, less certain deductions) equal to at least 4% and 8%, respectively, of our total risk-weighted assets (including various off-balance sheet items such as letters of credit), with similar required capital ratios for the Bank. See “-Prompt Corrective Action Framework” for a discussion of certain other capital ratios.
Under those guidelines, bank holding companies and banks were also required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company’s or a bank’s, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitated a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks, with a lower 3% minimum for bank holding companies and banks meeting certain specified criteria, including having the highest composite regulatory supervisory rating.
Basel III and the New Capital Rules. In July 2013, the federal bank regulators approved final rules implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act (the “New Capital Rules”). The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and the Bank, compared to the risk-based capital rules in effect at December 31, 2014. The New Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The New Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the New Capital Rules became effective for us and for the Bank on January 1, 2015.
The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

The New Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. The New Capital Rules also eliminate the more permissive 3% minimum Tier 1 leverage ratio under the capital guidelines that were in effect through December 31, 2014, resulting in a 4% minimum Tier 1 leverage ratio for all bank holding companies and banks.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The New Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. However, bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the New Capital Rules.
The New Capital Rules also prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
With respect to the Bank, the New Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”). See “-Prompt Corrective Action Framework.”
We believe that, as of December 31, 2014, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
Prompt Corrective Action Framework
The FDIA requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

Under the rules in effect through December 31, 2014, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
Total capital ratio of at least 10%,	Total capital ratio of at least 8%,
Tier 1 capital ratio of at least 6%,	Tier 1 capital ratio of at least 4%, and
Tier 1 leverage ratio of at least 5%, and	Tier 1 leverage ratio of at least 4%.
Not subject to any order or written directive requiring a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Total capital ratio of less than 8%,	Total capital ratio of less than 6%,
Tier 1 capital ratio of less than 4%, or	Tier 1 capital ratio of less than 3%, or
Tier 1 leverage ratio of less than 4%.	Tier 1 leverage ratio of less than 3%.

“Critically undercapitalized”
Tangible equity to average quarterly tangible assets of 2% or less.
The New Capital Rules revised the prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the previous provision that allowed a bank with a composite supervisory rating of 1 to be considered adequately capitalized with a leverage ratio of 3%. The New Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
As of December 31, 2014, we and the Bank were well capitalized with Tier 1 capital ratios of 12.98% and 12.52%, respectively, total capital ratios of 14.13% and 13.67%, respectively, and Tier 1 leverage ratios of 10.57% and 9.79%, respectively, in each case calculated under the then applicable risk-based capital guidelines.
An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal bank regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.
In addition, the FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.

The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The Federal Reserve, however, issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. Banks with less than $10 billion in total consolidated assets, such as the Bank, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rules on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
On July 31, 2013, the U.S. District Court for the District of Columbia found the interchange fee cap and the exclusivity provision adopted by the Federal Reserve to be invalid. The U.S. Court of Appeals for the District of Columbia, or D.C. Circuit, reversed this decision on March 21, 2014, generally upholding the Federal Reserve’s interpretation of the Durbin Amendment and the Federal Reserve’s rules implementing it and on January 20, 2015, the U.S. Supreme Court denied plaintiffs’ petition for certiorari.
Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We will become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and these regulations have negatively affected the interchange income we have received from our debit card network.
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
Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well-capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, SOX (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.
Anti-Money Laundering and Anti-terrorism
The Bank Secrecy Act (the “BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements.
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act further augments and strengthens the requirements set forth in the BSA. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Columbia Bank has established compliance programs designed to comply with the BSA and the Patriot Act.
Deposit Insurance
The Bank’s deposits are insured under the FDIA, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%; required that the DIF meet that minimum ratio of insured deposits by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by Columbia Bank could increase as a result.
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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes. The CFPB has issued numerous additional regulations that will likely become industry best practice and increase the compliance burden of Columbia Bank.
Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where our or the Bank’s total consolidated assets, as applicable, equal or exceed $10 billion, we or the Bank, as applicable, will, among other requirements:

•	be required to perform annual stress tests as described above in “Dividends; Stress Testing;”

•
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposit assessment base using a performance score and a loss-severity score system; and

•	be examined for compliance with federal consumer protection laws primarily by the CFPB.
While we do not currently have $10 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. It is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates or if we engage in any acquisitions.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Proposed Legislation
Proposed legislation relating to the banking industry is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of Columbia Bank or the Company. Recent history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.
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
National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. In recent years, the national and global economies have faced a severe economic crisis including a major recession from which they are slowly recovering, and these economies and the financial services sector in particular continue to face significant challenges. Business growth across a wide range of industries and regions in the United States remains reduced, and local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven, the financial markets have experienced substantial volatility, unemployment levels generally remain elevated and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company.

Economic conditions in the market areas we serve may adversely impact our earnings and could increase our credit risk associated with our loan portfolio, the value of our investment portfolio and the availability of deposits.
Substantially all of our loan and deposit customers are to businesses and individuals in Washington, Oregon and Idaho, and continuing soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. While housing prices have stabilized, unemployment remains relatively high in all three states. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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
Concentrations within our loan portfolio could result in increased credit risk in a challenging economy.
Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.
In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, from which the market continues to slowly recover. At December 31, 2014, 63% of our total gross loans, were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
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
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby adversely affecting our income, and increasing loan administration costs. Assets acquired by foreclosure or similar proceedings are recorded at the lower of carrying value or fair value less estimated costs to sell. The valuation of these foreclosed assets is periodically updated and resulting losses, if any, are charged to earnings in the period in which they are identified. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience further increases in nonperforming loans in the future.
Our acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the benefits anticipated, and future acquisitions may be dilutive to current shareholders.
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
Furthermore, notwithstanding our recent acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive. In addition, the Pacific Northwest is experiencing intensified consolidation and we face significant competition from numerous other financial services institutions for attractive acquisition candidates, many of which competitors will have greater financial resources than we do.
Our assumptions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If our assumptions are incorrect, significant earnings volatility can occur and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse impact on our business, financial condition, results of operations and prospects.

Our management of capital could adversely affect profitability measures and the market price of our common stock, and could dilute the holders of our outstanding common stock.
Our capital ratios are significantly higher than regulatory minimums. We may lower our capital ratios through either selective acquisitions that meet our disciplined criteria, organic loan growth, investment in securities, or a combination of all three. We continually evaluate opportunities to expand our business through strategic acquisitions. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us.
Conversely, there may be circumstances under which it would be prudent to consider alternatives for raising capital to take advantage of significant acquisition opportunities or in response to changing economic conditions. In addition, we may need to raise additional capital in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. We may not be able to raise additional capital when needed on terms acceptable to us or at all. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside our control, and our financial performance. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, any capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.
If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have a material adverse impact on our earnings and shareholders’ equity.
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-down, which could have a material adverse impact on our earnings and shareholders’ equity.
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
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ALLL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and prospects.

We operate in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. In that regard, the Dodd-Frank Act was enacted in July 2010. Among other provisions, the legislation (i) created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) resulted in new capital requirements from federal banking agencies, (iv) placed new limits on electronic debit card interchange fees and (v) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms, some of which have yet to be promulgated. The Dodd-Frank Act and regulations that have been adopted thereunder have increased the overall costs of regulatory compliance and further Dodd-Frank Act related regulations may lead to additional costs. In addition, the CFPB has broad rulemaking authority and is the principal federal regulatory agency responsible for the supervision and enforcement of a wide range of consumer protection laws for banks with greater than $10 billion in assets.
The New Capital Rules implementing Basel III will be phased in through 2019. The New Capital Rules could have an adverse impact on our financial position and future earnings due to, among other things, the increased capital requirements.
Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.
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
We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.
It is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates or if we engage in any acquisitions. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank’s total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
We may be required, in the future, to recognize impairment with respect to investment securities.
Our securities portfolio currently includes securities with unrecognized losses. At December 31, 2014 gross unrealized losses in our securities portfolio were $14.3 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
Substantial competition in our market areas could adversely affect us.
Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions, finance, insurance and other non-depository companies operating in our market areas. We also experience competition, especially for deposits, from Internet-based banking institutions, which have grown rapidly in recent years. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are and/or have greater financial resources than we do. Some of our competitors have severe liquidity issues, which could impact the pricing of deposits, loans and other financial products in our markets. Our inability to effectively compete in our market areas could have a material adverse impact on our business, financial condition, results of operations and prospects.
We may not be able to attract or retain key employees.
Our success depends in significant part on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and other key employees. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. The unexpected loss of any such employees, or the inability to recruit and retain qualified personnel in the future, could have a material adverse impact on our business, financial condition, results of operations and prospects.
Changes in accounting standards could materially impact our financial statements.
From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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
We rely on dividends and other payments from our bank for substantially all of our revenue.
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our operating cash flows from dividends and other payments from the Bank. These dividends and payments are the principal source of funds to pay dividends on our capital stock and interest and principal on any debt we may have. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse impact on our business, financial condition, results of operations and prospects.
Our ability to sustain or improve upon existing performance is dependent upon our ability to respond to technological change, and we may have fewer resources than some of our competitors to continue to invest in technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.
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
Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance. All of which could have a material adverse impact on our business, financial condition, results of operations and prospects.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.
We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions, which could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, and two operations facilities in Lakewood, Washington.
The Company’s branch network as of December 31, 2014 is made up of 154 branches located throughout several Washington, Oregon and Idaho counties compared to 142 branches at December 31, 2013. The number of branches per state, as well as whether it is owned or operated under a lease agreement is detailed in the following table.

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	78	59	19
Oregon branches	60	29	31
Idaho branches	16	10	6
Total Columbia Bank branches	154	98	56
For additional information concerning our premises and equipment and lease obligations, see Notes 9 and 17, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
ITEM 3.    LEGAL PROCEEDINGS
On June 24, 2009, West Coast Trust, which as a result of our 2013 acquisition of West Coast Bancorp is now a subsidiary of the Company, was served with an Objection to Personal Representative’s Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petitioners alleged a breach of fiduciary duty with respect to West Coast Trust’s prior sale of real property owned by the petitioner’s estate and sought relief in the form of a surcharge to West Coast Trust of $215.6 million. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and on October 8, 2014, the Court of Appeals of the State of Oregon affirmed the lower court’s ruling dismissing all claims against West Coast Trust. On November 12, 2014, the petitioners filed an Appellant’s Petition for Review with the Supreme Court of the State of Oregon, seeking review and reversal of the Court of Appeals’ decision and remand of the case to the circuit court for trial. On February 5, 2015, the Supreme Court of the State of Oregon denied the Petition for Review, effectively disposing of this matter in its entirety.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

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
Quarterly Common Stock Prices and Dividends
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2014	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$30.36	$24.75	$0.12	$—	$0.12
Second quarter	$29.31	$25.68	0.12	0.12	0.24
Third quarter	$27.13	$24.50	0.14	0.14	0.28
Fourth quarter	$28.71	$23.90	0.16	0.14	0.30
For the year	$30.36	$23.90	$0.54	$0.40	$0.94

			Cash Dividends Declared
2013	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$22.08	$18.27	$0.10	$—	$0.10
Second quarter	$23.88	$19.85	0.10	—	0.10
Third quarter	$25.59	$23.17	0.10	—	0.10
Fourth quarter	$28.37	$23.53	0.11	—	0.11
For the year	$28.37	$18.27	$0.41	$—	$0.41
On December 31, 2014, the last sale price for our stock on the NASDAQ Global Select Market was $27.61. At January 31, 2015, the number of shareholders of record was 2,729. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2014, a total of 75,998 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The payment of future cash dividends is at the discretion of our board of directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant to capital management strategies by the board of directors. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
Subsequent to year end, on January 29, 2015 the Company declared a regular quarterly cash dividend of $0.16 per share and a special cash dividend of $0.14, both payable on February 25, 2015, to shareholders of record at the close of business on February 11, 2015.

Equity Compensation Plan Information
The following table provides information as of December 31, 2014, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2014:

	Year ended December 31, 2014
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	75,998	$62.41	2,402,279
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)
Includes shares to be issued upon exercise of options under plans of West Coast Bancorp, Bank of Astoria, Mountain Bank Holding Company and Town Center Bancorp, which were assumed as a result of their acquisitions.

(2)
Includes 1,784,537 shares available for future issuance under the current stock option and equity compensation plan, 75,998 shares available for future issuance under the former stock option and equity compensation plan and 541,744 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2014.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2014:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan
10/1/2014 - 10/31/2014	348	$25.60	—	2,000,000
11/1/2014 - 11/30/2014	—	—	—	2,000,000
12/1/2014 - 12/31/2014	—	—	—	2,000,000
	348	$25.60	—

(1)
All common share repurchases during the quarter relate to shares withheld to pay taxes due upon vesting of restricted stock. During the three months ended December 31, 2014, no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the board of directors and announced in 2011, originally authorized the repurchase of up to 2 million shares.

Five-Year Stock Performance Graph
The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the Nasdaq Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the SNL Bank NASDAQ (comprised of banks listed on the NASDAQ Stock Market).
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite, the SNL Bank NASDAQ and the SNL Columbia Peer Group was $100 on December 31, 2009, and that all dividends were reinvested.

Index	Period Ending
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Columbia Banking System, Inc.	100.00	130.44	121.20	118.62	185.02	192.74
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73
Source: SNL Financial LC, Charlottesville, VA

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2014	2013 (2)	2012 (2)	2011 (2)	2010 (2)
	(dollars in thousands except per share amounts)
For the Year
Interest income	$308,042	$296,935	$248,504	$251,271	$185,879
Interest expense	$3,994	$5,840	$9,577	$14,535	$21,092
Net interest income	$304,048	$291,095	$238,927	$236,736	$164,787
Provision (recapture) for loan and lease losses (2)	$6,727	$(101)	$39,367	$5,752	$47,346
Noninterest income (loss)	$59,750	$26,700	$27,058	$(9,283)	$52,781
Noninterest expense	$239,286	$230,886	$162,913	$155,759	$137,147
Net income	$81,574	$60,016	$46,143	$48,037	$30,784
Net income applicable to common shareholders	$81,478	$59,984	$46,143	$48,037	$25,837
Per Common Share
Earnings (Basic)	$1.53	$1.24	$1.16	$1.22	$0.73
Earnings (Diluted)	$1.52	$1.21	$1.16	$1.21	$0.72
Book Value	$21.34	$20.50	$19.25	$19.23	$17.97
Averages
Total assets	$7,468,091	$6,558,517	$4,826,283	$4,509,010	$4,248,590
Interest-earning assets	$6,561,047	$5,754,543	$4,246,724	$3,871,424	$3,583,728
Loans	$4,782,369	$4,140,826	$2,900,520	$2,607,266	$2,485,650
Securities, including Federal Home Loan Bank stock	$1,708,575	$1,474,744	$1,011,294	$928,891	$720,152
Deposits	$6,187,342	$5,420,577	$3,875,666	$3,541,399	$3,270,923
Shareholders’ equity	$1,109,581	$979,099	$761,185	$730,726	$668,469
Financial Ratios
Net interest margin (tax equivalent)	4.76%	5.16%	5.77%	6.27%	4.76%
Return on average assets	1.09%	0.92%	0.96%	1.07%	0.72%
Return on average common equity	7.36%	6.14%	6.06%	6.57%	4.15%
Average equity to average assets	14.86%	14.93%	15.77%	16.21%	15.73%
At Year End
Total assets	$8,578,846	$7,161,582	$4,906,335	$4,785,945	$4,256,363
Loans (2)	$5,445,378	$4,517,296	$2,947,103	$2,885,244	$2,438,870
Allowance for loan and lease losses (2)	$69,569	$72,454	$82,300	$57,985	$67,048
Securities, including Federal Home Loan Bank stock	$2,131,622	$1,696,640	$1,023,484	$1,050,325	$781,774
Deposits	$6,924,722	$5,959,475	$4,042,085	$3,815,529	$3,327,269
Core deposits	$6,619,944	$5,696,357	$3,802,366	$3,510,435	$2,998,482
Shareholders’ equity	1,228,175	1,053,249	764,008	759,338	706,878
Nonperforming Assets
Nonaccrual loans	31,352	34,015	37,395	53,483	89,163
Other real estate owned and other personal property owned (2)	22,225	36,037	27,464	60,030	45,434
Total nonperforming assets (2)	$53,577	$70,052	$64,859	$113,513	$134,597
Nonperforming loans to year end loans	0.58%	0.75%	1.27%	1.85%	3.66%
Nonperforming assets to year end assets	0.62%	0.98%	1.32%	2.37%	3.16%
Allowance for loan and lease losses to year end loans	1.28%	1.60%	2.79%	2.01%	2.75%
Net loan charge-offs (2)	$9,612	$9,745	$15,052	$14,815	$33,776
Other nonfinancial data
Full-time equivalent employees	1,844	1,695	1,198	1,256	1,092
Banking branches	154	142	99	102	84
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)
Adjusted to conform to current period presentation. The adjustments were limited to including historically disclosed “covered” amounts into the respective rows as these amounts are no longer disclosed separately in the consolidated balance sheets or consolidated statements of income.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2014	2013 (2)	2012 (2)	2011 (2)	2010 (2)
	(in thousands, except per share amounts)
Interest Income:
Loans	$268,279	$266,284	$219,433	$218,420	$157,292
Taxable securities	28,754	20,459	18,276	21,870	18,276
Tax-exempt securities	10,830	9,837	9,941	10,142	9,348
Federal funds sold and deposits with banks	179	355	854	839	963
Total interest income	308,042	296,935	248,504	251,271	185,879
Interest Expense:
Deposits	3,005	3,962	5,887	10,478	16,733
Federal Home Loan Bank advances	396	(404)	2,608	2,980	2,841
Prepayment charge on Federal Home Loan Bank advances	—	1,548	603	—	—
Long-term obligations	—	—	—	579	1,029
Other borrowings	593	734	479	498	489
Total interest expense	3,994	5,840	9,577	14,535	21,092
Net Interest Income	304,048	291,095	238,927	236,736	164,787
Provision (recapture) for loan and lease losses (2)	6,727	(101)	39,367	5,752	47,346
Net interest income after provision	297,321	291,196	199,560	230,984	117,441
Noninterest income (loss)	59,750	26,700	27,058	(9,283)	52,781
Noninterest expense	239,286	230,886	162,913	155,759	137,147
Income before income taxes	117,785	87,010	63,705	65,942	33,075
Provision for income taxes	36,211	26,994	17,562	17,905	2,291
Net Income (Loss)	$81,574	$60,016	$46,143	$48,037	$30,784
Less: Dividends on preferred stock	96	32	—	—	4,947
Net Income (Loss) Applicable to Common Shareholders	$81,478	$59,984	$46,143	$48,037	$25,837
Per Common Share
Earnings (loss) basic	$1.53	$1.24	$1.16	$1.22	$0.73
Earnings (loss) diluted	$1.52	$1.21	$1.16	$1.21	$0.72
Average number of common shares outstanding (basic)	52,618	47,993	39,260	39,103	35,209
Average number of common shares outstanding (diluted)	53,183	49,051	39,263	39,180	35,392
Total assets at year end	$8,578,846	$7,161,582	$4,906,335	$4,785,945	$4,256,363
Long-term obligations	$—	$—	$—	$—	$25,735
Cash dividends declared per common share	$0.94	$0.41	$0.98	$0.27	$0.04
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

(2)
Adjusted to conform to current period presentation. The adjustment was limited to including historically disclosed “covered” amounts into the respective row as these amounts are no longer disclosed separately in the consolidated statements of income.

Selected Quarterly Financial Data (1)
The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2014 and 2013. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2014
Total interest income	$74,925	$76,087	$77,133	$79,897	$308,042
Total interest expense	985	963	913	1,133	3,994
Net interest income	73,940	75,124	76,220	78,764	304,048
Provision for loan and lease losses	1,922	2,117	980	1,708	6,727
Noninterest income	14,008	14,627	15,930	15,185	59,750
Noninterest expense	57,386	57,764	59,982	64,154	239,286
Income before income taxes	28,640	29,870	31,188	28,087	117,785
Provision for income taxes	8,796	8,643	9,605	9,167	36,211
Net income	$19,844	$21,227	$21,583	$18,920	$81,574
Per Common Share (2)
Earnings (basic)	$0.38	$0.40	$0.41	$0.34	$1.53
Earnings (diluted)	$0.37	$0.40	$0.41	$0.34	$1.52
2013
Total interest income	$54,761	$82,268	$81,599	$78,307	$296,935
Total interest expense	1,279	2,279	1,184	1,098	5,840
Net interest income	53,482	79,989	80,415	77,209	291,095
Provision (recapture) for loan and lease losses (3)	(20)	288	3,313	(3,682)	(101)
Noninterest income	1,658	6,808	7,622	10,612	26,700
Noninterest expense	38,049	64,504	64,714	63,619	230,886
Income before income taxes	17,111	22,005	20,010	27,884	87,010
Provision for income taxes	4,935	7,414	6,734	7,911	26,994
Net income	$12,176	$14,591	$13,276	$19,973	$60,016
Per Common Share (2)
Earnings (basic)	$0.31	$0.28	$0.26	$0.39	$1.24
Earnings (diluted)	$0.31	$0.28	$0.25	$0.38	$1.21
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

(3)
Adjusted to conform to current period presentation. The adjustment was limited to including historically disclosed “covered” amounts into the respective row as these amounts are no longer disclosed separately in the consolidated statements of income.

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
Purchased Credit Impaired Loans
Loans acquired at a discount for which it is probable that all contractual payments will not be received are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, certain purchased loans with evidence of deteriorated credit quality may be accounted for under this topic even if it is not yet probable that all contractual payments will not be received. These loans are recorded at fair value at the time of acquisition. Estimated credit losses are included in the determination of fair value, therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans (“accretable yield”) is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates individual loans with common risk characteristics into pools of loans. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated.
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
Valuation and Recoverability of Goodwill
Goodwill represented $382.5 million of our $8.58 billion in total assets as of December 31, 2014. The Company has one, single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
Under the Intangibles – Goodwill and Other topic of the FASB ASC, the testing for impairment may begin with an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When required, the goodwill impairment test involves a two-step process. In step one, we would test goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is not deemed to be impaired, and no further testing is necessary. If the carrying amount of the reporting unit were to exceed the fair value of the reporting unit, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a hypothetical calculation that would determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2014 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Even though we determined that there was no goodwill impairment during 2014, additional adverse changes in the operating environment for the financial services industry may result in a future impairment charge.
Please refer to Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.
Reclassifications
Certain amounts in the 2013 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total stockholders’ equity, net income or cash flows as previously reported.

2014 Financial Summary

•	Consolidated net income for 2014 was $81.6 million, or $1.52 per diluted common share, compared with a net income of $60.0 million, or $1.21 per diluted common share, in 2013.

•
Net interest income for 2014 increased 4% to $304.0 million compared to $291.1 million for 2013. Interest income was $308.0 million in 2014, compared to $296.9 million in 2013. The increase was primarily due to higher loan and securities balances, partially offset by lower earning rates. Interest expense decreased $1.8 million, primarily due to the prepayment charge on Federal Home Loan Bank advances recorded in 2013.

•
Provision expense on loans was $6.7 million in 2014, compared to provision recapture of $0.1 million in 2013. The loan provision for the current year was driven by growth in the loan portfolio and net charge-offs.

•
Noninterest income was $59.8 million for 2014, an increase from $26.7 million for 2013. The increase was due to lower expense recorded in 2014 for the FDIC loss-sharing asset as well as an increase of $7.2 million in service charges and other fees compared to 2013.

•
Noninterest expense increased $8.4 million, or 4% to $239.3 million for 2014 due to additional ongoing noninterest expense resulting from the Intermountain acquisition during 2014 and the West Coast acquisition on April 1, 2013.

•	Total assets at December 31, 2014 were $8.58 billion, up 20% from $7.16 billion at the end of 2013, due to a combination of organic growth and the acquisition of Intermountain.

•	Investment securities available for sale at December 31, 2014 were $2.10 billion, up 26% from $1.66 billion at December 31, 2013, primarily due to the acquisition of Intermountain.

•
Loans were $5.45 billion, up 21% from $4.52 billion at the end of 2013. The increase from December 31, 2013 was due to a combination of organic loan growth as well as the acquisition of Intermountain, which added $502.6 million in loans.

•
The allowance for loan and lease losses decreased slightly to $69.6 million at December 31, 2014 compared to $72.5 million at December 31, 2013 due to improved loan quality on a larger loan portfolio. The Company’s allowance decreased to 1.28% of total loans, compared with 1.60% at the end of 2013.

•
Nonperforming assets totaled $53.6 million at December 31, 2014, down from $70.1 million at December 31, 2013. The decrease in nonperforming assets was primarily due to a $13.8 million decrease in Other Real Estate Owned (“OREO) and Other Personal Property Owned (“OPPO”) balances. Nonperforming assets to year end assets decreased to 0.62% at December 31, 2014 compared to 1.02% at December 31, 2013.

•
Deposits totaled $6.92 billion at December 31, 2014 compared to $5.96 billion at December 31, 2013. The increase was due to a combination of organic growth as well as the acquisition of Intermountain, which added $736.8 million in deposits. Core deposits totaled $6.62 billion at December 31, 2014, compared to $5.70 billion at December 31, 2013. Core deposits held steady at 96% of total deposits at December 31, 2014 and 2013.

•
The Company is well capitalized with a total risk-based capital ratio of 14.13% at December 31, 2014 compared to 14.68% at December 31, 2013. The decrease in the total risk-based capital ratio was due to the deployment of capital for the acquisition of Intermountain.

Business Combinations
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company acquired approximately $964.4 million in assets, including $502.6 million in loans measured at fair value and $736.8 million in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.
On April 1, 2013, the Company completed its acquisition of West Coast. The Company acquired approximately $2.63 billion in assets, including $1.41 billion in loans measured at fair value and $1.88 billion in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements” of this report for further information regarding this acquisition.
On August 5, 2011, the Bank acquired certain assets and assumed certain liabilities of the Bank of Whitman from the FDIC in an FDIC-assisted transaction. The Bank and the FDIC entered into a modified whole bank purchase and assumption agreement without loss share. The bank acquired $437.5 million in assets, including $200.0 million in loans measured at fair value, and $401.1 million in deposits located in nine branches in eastern Washington. The Bank participated in a competitive bid process in which the accepted bid included no deposit premium on non-brokered deposits and a negative bid of $30.0 million on net assets acquired.
On May 27, 2011, the Bank acquired certain assets and assumed certain liabilities of First Heritage Bank from the FDIC in an FDIC-assisted transaction. The Bank acquired $165.0 million in assets and $159.5 million in deposits located in five branches in the King and Snohomish counties of Washington. First Heritage Bank’s loans and other real estate assets acquired of $89.7 million are subject to a loss-sharing agreement with the FDIC. The Bank participated in a competitive bid process in which the accepted bid included a 0.75% deposit premium on non-brokered deposits and a negative bid of $10.5 million on net assets acquired.
On May 20, 2011, the Bank acquired certain assets and assumed certain liabilities of Summit Bank from the FDIC in an FDIC-assisted transaction. The Bank acquired $131.1 million in assets and $123.3 million in deposits located in three branches in the northern Puget Sound region of Washington. Summit Bank’s loans and other real estate assets acquired of $71.9 million are subject to a loss-sharing agreement with the FDIC. The Bank participated in a competitive bid process in which the accepted bid included a 0.75% deposit premium on non-brokered deposits and a negative bid of $9.5 million on net assets acquired.

RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Years ended December 31,
	2014	Amount	%	2013 (1)	Amount	%	2012 (1)	2011 (1)	2010 (1)
	(dollars in thousands, except per share amounts)
Interest income	$308,042	$11,107	4	$296,935	$48,431	19	$248,504	$251,271	$185,879
Interest expense	3,994	(1,846)	(32)	5,840	(3,737)	(39)	9,577	14,535	21,092
Net interest income	304,048	12,953	4	291,095	52,168	22	238,927	236,736	164,787
Provision (recapture) for loan and lease losses (1)	6,727	6,828	(6,760)	(101)	(39,468)	(100)	39,367	5,752	47,346
Noninterest income (loss)	59,750	33,050	124	26,700	(358)	(1)	27,058	(9,283)	52,781
Noninterest expense:
Compensation and employee benefits	130,864	5,432	4	125,432	39,998	47	85,434	81,552	69,780
Other expense	108,422	2,968	3	105,454	27,975	36	77,479	74,207	67,367
Total	239,286	8,400	4	230,886	67,973	42	162,913	155,759	137,147
Income before income taxes	117,785	30,775	35	87,010	23,305	37	63,705	65,942	33,075
Provision for income taxes	36,211	9,217	34	26,994	9,432	54	17,562	17,905	2,291
Net income	$81,574	$21,558	36	$60,016	$13,873	30	$46,143	$48,037	$30,784
Less: earnings allocated to participating securities	937	319	52	618	175	40	443	450	5,191
Earnings allocated to common shareholders	$80,637	$21,239	36	$59,398	$13,698	30	$45,700	$47,587	$25,593
Earnings per common share, diluted	$1.52	$0.31	26	$1.21	$0.05	4	$1.16	$1.21	$0.72
 __________
(1) Adjusted to conform to current period presentation. The adjustment was limited to including historically disclosed “covered” amounts into the respective row as these amounts are no longer disclosed separately in the consolidated statements of income.
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
Net Interest Income Summary

	2014			2013 (1)			2012 (1)
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(3)(5)	$4,782,369	$270,210	5.65%	$4,140,826	$266,903	6.45%	$2,900,520	$220,198	7.59%
Taxable securities (4)	1,332,144	28,754	2.16%	1,155,066	20,459	1.77%	740,418	18,276	2.47%
Tax exempt securities (5)	376,431	16,997	4.52%	319,678	15,262	4.77%	270,876	15,423	5.69%
Interest-earning deposits with banks	70,103	179	0.26%	138,973	355	0.26%	334,910	854	0.26%
Total interest-earning assets	6,561,047	316,140	4.82%	5,754,543	302,979	5.27%	4,246,724	254,751	6.00%
Other earning assets	132,419			111,228			76,327
Noninterest-earning assets	774,625			692,746			503,232
Total assets	$7,468,091			$6,558,517			$4,826,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$485,487	$1,259	0.26%	$535,656	$1,998	0.37%	$543,349	$3,257	0.60%
Savings accounts	543,303	60	0.01%	445,666	94	0.02%	298,223	77	0.03%
Interest-bearing demand	1,204,584	478	0.04%	1,048,482	587	0.06%	790,887	869	0.11%
Money market accounts	1,668,150	1,208	0.07%	1,566,539	1,283	0.08%	1,051,171	1,684	0.16%
Total interest-bearing deposits	3,901,524	3,005	0.08%	3,596,343	3,962	0.11%	2,683,630	5,887	0.22%
Federal Home Loan Bank advances (6)	44,876	396	0.88%	51,030	1,144	2.24%	100,337	3,211	3.20%
Other borrowings and interest-bearing liabilities	39,617	593	1.50%	35,772	734	2.05%	25,000	479	1.92%
Total interest-bearing liabilities	3,986,017	3,994	0.10%	3,683,145	5,840	0.16%	2,808,967	9,577	0.34%
Noninterest-bearing deposits	2,285,818			1,824,234			1,192,036
Other noninterest-bearing liabilities	86,675			72,039			64,095
Shareholders’ equity	1,109,581			979,099			761,185
Total liabilities & shareholders’ equity	$7,468,091			$6,558,517			$4,826,283
Net interest income (tax equivalent)		$312,146			$297,139			$245,174
Net interest spread (tax equivalent)			4.72%			5.11%			5.66%
Net interest margin (tax equivalent)			4.76%			5.16%			5.77%
Average interest-earning assets to average interest-bearing liabilities			164.60%			156.24%			151.18%
 __________

(1)
Adjusted to conform to current period presentation. The adjustment was limited to including historically disclosed “covered” amounts into the respective row as these amounts are no longer disclosed separately in the consolidated balance sheets.

(2)
Nonaccrual loans were included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $4.5 million in 2014, $3.3 million in 2013 and $2.1 million in 2012. The accretion of net unearned discounts on certain acquired loans was $21.6 million in 2014, $28.4 million in 2013, and $5.9 million in 2012.

(3)
Incremental accretion on purchased credit impaired loans is also included in loan interest earned. The incremental accretion income on purchased credit impaired loans was $20.2 million in 2014, $29.8 million in 2013 and $55.3 million in 2012.

(4)	During the twelve months ended December 31, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities.

(5)
Yields on fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.9 million, $619 thousand and $765 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $6.2 million, $5.4 million and $5.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(6)
Federal Home Loan Bank advances includes prepayment charges of $1.5 million and $603 thousand in 2013 and 2012, respectively. No prepayment charges were recorded on Federal Home Loan Bank advances during 2014. As a result of the 2013 prepayment, the Company recorded $874 thousand in premium amortization, which partially offset the impact of the prepayment charge.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2014 and 2013, as well as between 2013 and 2012 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2014 Compared to 2013 Increase (Decrease) Due to			2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total	Volume (1)	Rate (1)	Total (1)
	(in thousands)
Interest Income
Loans, net (1)	$38,511	$(35,204)	$3,307	$83,654	$(36,949)	$46,705
Taxable securities	3,420	4,875	8,295	8,313	(6,130)	2,183
Tax-exempt securities	2,598	(863)	1,735	2,542	(2,703)	(161)
Interest earning deposits with banks	(177)	1	(176)	(500)	1	(499)
Interest income	$44,352	$(31,191)	$13,161	$94,009	$(45,781)	$48,228
Interest Expense
Deposits:
Certificates of deposit	$(174)	$(565)	$(739)	$(45)	$(1,214)	$(1,259)
Savings accounts	17	(51)	(34)	33	(16)	17
Interest-bearing demand	79	(188)	(109)	228	(510)	(282)
Money market accounts	80	(155)	(75)	624	(1,025)	(401)
Total interest on deposits	2	(959)	(957)	840	(2,765)	(1,925)
Federal Home Loan Bank advances	(117)	(631)	(748)	(1,284)	(783)	(2,067)
Other borrowings and interest-bearing liabilities	80	(221)	(141)	219	36	255
Interest expense	$(35)	$(1,811)	$(1,846)	$(225)	$(3,512)	$(3,737)
	$44,387	$(29,380)	$15,007	$94,234	$(42,269)	$51,965
__________
(1) Adjusted to conform to current period presentation. The adjustment was limited to including historically disclosed “covered loans” into the respective row for loans, net as covered loans are no longer disclosed separately in the consolidated balance sheets or statements of income.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Year ended December 31, 2014	Year Ended December 31, 2013	Year ended December 31, 2012
	(in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$20,224	$29,815	$55,305
Other FDIC acquired loans	484	2,211	5,872
Other acquired loans	21,093	26,200	—
Total incremental accretion income	$41,801	$58,226	$61,177
Net interest margin (tax equivalent)	4.76%	5.16%	5.77%
Operating net interest margin (tax equivalent) (1)	4.21%	4.32%	4.36%
__________
(1) Operating net interest margin (tax equivalent) is a Non-GAAP financial measure. See Non-GAAP financial measures section of Item 7, Management’s Discussion and Analysis.

Comparison of 2014 with 2013
Taxable-equivalent net interest income totaled $312.1 million in 2014, compared with $297.1 million for 2013. The increase in net interest income during 2014 resulted from the increase in the size of the loan portfolio as well as lower rates paid on deposits. These increases were partially offset by lower incremental accretion on acquired loans. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired, and increases net interest income.
The Company’s net interest margin (tax equivalent) decreased from 5.16% for the year ended December 31, 2013 to 4.76% for the current year due to the decreased impact of accretion income on the loan portfolio. The Company’s operating net interest margin (tax equivalent) decreased from 4.32% for the year ended December 31, 2013 to 4.21% for the current year due to lower rates on loans due to the overall decreasing trend in rates.
For a discussion of the methodologies used by management in recording interest income on loans, please see “Critical Accounting Policies” section of this discussion and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2013 with 2012
Taxable-equivalent net interest income totaled $297.1 million in 2013, compared with $245.2 million for 2012. The increase in net interest income during 2013 resulted primarily from the increase in the size of the loan and securities portfolios due to the acquisition of West Coast as well as lower rates paid on deposits, partially offset by lower rates on loans.
The Company’s net interest margin (tax equivalent) decreased from 5.77% for the year ended December 31, 2012 to 5.16% for the year ended December 31, 2013 due to a decrease in yield on securities as well as the decreased impact of incremental accretion income on the loan portfolio. Although total incremental accretion income was comparable to 2012, the impact to the net interest margin was greater for the 2012 period due to the lower average interest-earning assets for the 2012 period. The operating net interest margin (tax equivalent) also decreased from 4.36% in 2011 to 4.32% for 2013. The decrease was due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
Provision for Loan and Lease Losses
The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. For discussion of the methodology used by management in determining the adequacy of the ALLL see the “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.
The Company recorded provision expense of $6.7 million, a provision recapture of $101 thousand and a provision expense of $39.4 million in 2014, 2013 and 2012, respectively. The provision recorded in 2014 reflects management’s ongoing assessment of the credit quality of the Company’s loan portfolio, which is impacted by various economic trends. Additional factors affecting the provision include credit quality migration, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
For the years ended December 31, 2014, 2013 and 2012, net loan charge-offs amounted to $9.6 million, $9.7 million, and $15.1 million, respectively.

Noninterest Income

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(dollars in thousands)
Service charges and other fees	$55,555	$7,204	15%	$48,351	$18,353	61%	$29,998
Merchant services fees	7,975	(837)	(9)%	8,812	658	8%	8,154
Investment securities gains	552	90	19%	462	(3,271)	(88)%	3,733
Bank owned life insurance (BOLI)	3,823	253	7%	3,570	709	25%	2,861
Other	11,834	1,312	12%	10,522	3,743	55%	6,779
Noninterest income before change in FDIC loss-sharing asset	79,739	8,022	11%	71,717	20,192	39%	51,525
Change in FDIC loss-sharing asset	(19,989)	25,028	(56)%	(45,017)	(20,550)	84%	(24,467)
Total noninterest income	$59,750	$33,050	124%	$26,700	$(358)	(1)%	$27,058
Comparison of 2014 with 2013
The $8.0 million increase in noninterest income before the change in FDIC loss-sharing asset from the prior year was primarily due to the increase of $7.2 million in service charges and other fees as well as an increase of $1.3 million in other noninterest income. The increase in service charges and other fees as well as other noninterest income was due to the increased customer base from organic growth as well as the Intermountain and West Coast acquisitions. In addition to these increases, there was a decrease in the charge relating to the change in FDIC loss-sharing asset from a charge of $45.0 million in 2013 to a charge of $20.0 million in 2014.
The change in the FDIC loss-sharing asset recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss-sharing agreements. The Company remeasures contractual and expected cash flows of purchased credit impaired loans on a quarterly basis. When the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses the nonaccretable difference decreases and the accretable yield of the related loan pool is increased and recognized as interest income over the life of the loan portfolio. As a result of the improved expected cash flows, the FDIC loss-sharing asset is reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the loss-sharing agreements. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2013 with 2012
Noninterest income before the change in FDIC loss-sharing asset for the year ended December 31, 2013 was $71.7 million, an increase of $20.2 million from 2012. The increase in noninterest income before the change in FDIC loss-sharing asset from the prior year was primarily due to the $18.4 million increase in service charges and other fees as well as an increase of $3.7 million in other noninterest income. The increase in service charges and other fees as well as other noninterest income was due to the increased customer base from the West Coast acquisition. These increases were partially offset by a decrease in investment securities gains primarily due to the $3.0 million impairment charge recorded during 2011 on a single municipal obligation for which we received full repayment during 2012, resulting in a gain of approximately $3.0 million. These increases were offset by an increase in the charge to the change in FDIC loss-sharing asset from $24.5 million in 2012 to $45.0 million in 2013.
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

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(dollars in thousands)
Mortgage banking	$1,563	$(225)	(13)%	$1,788	$562	46%	$1,226
Small Business Administration premiums	1,821	721	66%	1,100	493	81%	607
Letter of credit fees	465	26	6%	439	47	12%	392
Currency exchange income	480	104	28%	376	12	3%	364
Miscellaneous fees on loans	2,475	(244)	(9)%	2,719	1,339	97%	1,380
Interest rate swap income	968	509	111%	459	(63)	(12)%	522
Credit card fees	1,465	178	14%	1,287	962	296%	325
Miscellaneous	2,597	243	10%	2,354	391	20%	1,963
Total other noninterest income	$11,834	$1,312	12%	$10,522	$3,743	55%	$6,779
Comparison of 2014 with 2013
The increase in other noninterest income was due to increases in several components of noninterest income, including Small Business Administration premiums, interest rate swap income and credit card fees. The increase in Small Business Administration premiums was due to an increase in volume of Small Business Administration loans coupled with favorable secondary market pricing experienced during 2014.
Comparison of 2013 with 2012
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
Noninterest Expense
Noninterest expense was $239.3 million in 2014, an increase of $8.4 million, or 4%, over 2013. Noninterest expense increased $68.0 million, or 42%, in 2013 over 2012.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2014	$ Change	% Change	2013 (1)	$ Change	% Change	2012 (1)
	(dollars in thousands)
Compensation and employee benefits	$130,864	$5,432	4%	$125,432	$39,998	47%	$85,434
All other noninterest expense:
Occupancy	32,300	(754)	(2)%	33,054	13,023	65%	20,031
Merchant processing	4,006	455	13%	3,551	(61)	(2)%	3,612
Advertising and promotion	3,964	(126)	(3)%	4,090	440	12%	3,650
Data processing	15,369	1,293	9%	14,076	4,362	45%	9,714
Legal and professional services	11,389	(949)	(8)%	12,338	3,423	38%	8,915
Taxes, license and fees	4,552	(481)	(10)%	5,033	297	6%	4,736
Regulatory premiums	4,549	(157)	(3)%	4,706	1,322	39%	3,384
Net benefit of operation of other real estate owned (1)	(1,045)	6,356	(86)%	(7,401)	(5,432)	276%	(1,969)
Amortization of intangibles	6,293	248	4%	6,045	1,600	36%	4,445
Other (1)	27,045	(2,917)	(10)%	29,962	9,001	43%	20,961
Total all other noninterest expense	108,422	2,968	3%	105,454	27,975	36%	77,479
Total noninterest expense	$239,286	$8,400	4%	$230,886	$67,973	42%	$162,913
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to combining the rows for covered and noncovered other real estate owned into one row for net benefit of operation of other real estate owned as well as removing the separate line item for FDIC clawback liability expense within noninterest expense and including the prior period activity in the line item for other noninterest expense.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$2,875	$8,440	$—
Occupancy	740	4,684	—
Advertising and promotion	464	877	2
Data processing and communications	684	767	—
Legal and professional fees	2,497	4,766	1,760
Other	2,172	5,954	18
Total impact of acquisition-related costs to noninterest expense	$9,432	$25,488	$1,780
Comparison of 2014 with 2013
Compensation and employee benefits expense increased 4% to $130.9 million in 2014 from $125.4 million in 2013 primarily due to the added personnel costs associated with the Intermountain and West Coast acquisitions. The remaining noninterest expense categories increased $3.0 million, or 3%, between 2013 and 2014. The increase was primarily due to lower benefit on OREO, which was a benefit of $7.4 million in 2013, but only $1.0 million in 2014. Acquisition-related expenses were $9.4 million in 2014 compared to $25.5 million in 2013.
Comparison of 2013 with 2012
Compensation and employee benefits expense increased to $125.4 million, or 47%, in 2013 from $85.4 million in 2012 primarily due to the added personnel costs associated with the West Coast acquisition. The remaining noninterest expense categories increased $28.0 million, or 36%, between 2012 and 2013. The increase was primarily due to $25.5 million in acquisition-related expenses related to the acquisition of West Coast, for which there were only $1.8 million incurred during 2012, as well as additional ongoing noninterest expense related to the acquisition.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2014	$ Change	% Change	2013 (1)	$ Change	% Change	2012 (1)
	(dollars in thousands)
Investments in affordable housing projects expense	$—	$(739)	(100)%	$739	$130	21%	$609
Software support & maintenance	2,178	(782)	(26)%	2,960	1,386	88%	1,574
Federal Reserve Bank processing fees	503	289	135%	214	(2)	(1)%	216
Supplies	1,473	(95)	(6)%	1,568	436	39%	1,132
Postage	2,936	(527)	(15)%	3,463	1,375	66%	2,088
Sponsorships & charitable contributions	1,961	799	69%	1,162	382	49%	780
Travel	2,115	155	8%	1,960	592	43%	1,368
Investor relations	243	(216)	(47)%	459	281	158%	178
Insurance	1,623	(178)	(10)%	1,801	771	75%	1,030
Director expenses	711	77	12%	634	83	15%	551
Employee expenses	1,046	(3)	—%	1,049	310	42%	739
ATM Network	1,042	(963)	(48)%	2,005	874	77%	1,131
FDIC clawback expense (recovery) (1)	295	17	6%	278	332	(615)%	(54)
Miscellaneous	10,919	(751)	(6)%	11,670	2,051	21%	9,619
Total other noninterest expense (1)	$27,045	$(2,917)	(10)%	$29,962	$9,001	43%	$20,961
_________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to adding a separate line item for FDIC clawback liability expense to the table above as it is now a component of other noninterest expense.
Comparison of 2014 with 2013
Other noninterest expense decreased $2.9 million due to acquisition-related costs of $2.2 million recorded to other noninterest expense during 2014 compared to $6.0 million in 2013 and the reclassification of investments in affordable housing projects expense to provision for income taxes related to the Company’s adoption of ASU 2014-01 Accounting for Investments in Qualified Affordable Housing Projects during 2014. For additional information, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2013 with 2012
Other noninterest expense increased $9.0 million primarily due to acquisition-related costs of $6.0 million recorded to other noninterest expense during 2013 compared to only $18 thousand in 2012.
Income Tax
For the years ended December 31, 2014, 2013 and 2012 we recorded income tax provisions of $36.2 million, $27.0 million and $17.6 million, respectively. The effective tax rate was 31% in 2014, 31% in 2013 and 28% in 2012. For additional information, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Our effective tax rate increased during 2013 primarily due to the acquisition of West Coast. The majority of West Coast’s operations were located in the State of Oregon which has a state income tax. As a result, a larger portion of our income was subject to state income taxes. In addition, certain acquisition-related costs related to both the West Coast acquisition as well as the recent Intermountain acquisition were not tax deductible which also increased our effective tax rate. However, our effective tax rate continues to be less than our federal statutory rate of 35% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio and tax-exempt earnings on bank owned life insurance.

Financial Condition
Our total assets increased 20% to $8.58 billion at December 31, 2014 from $7.16 billion at December 31, 2013, due to organic growth and the acquisition of Intermountain. Our available for sale securities portfolio increased $434.1 million or 26%, due primarily to the acquisition of Intermountain. The net loan portfolio increased $931.0 million to $5.38 billion, due a combination of organic loan growth and the acquisition of Intermountain, which added $502.6 million in loans. The FDIC loss-sharing asset decreased $24.7 million or 62% to $15.2 million at December 31, 2014. The decrease in the FDIC loss-sharing asset was primarily due to $21.3 million in amortization and $2.5 million in cash received from the FDIC. Premises and equipment, net increased $17.4 million or 11%, as our number of branches increased due to the acquisition of Intermountain. Deposit balances increased $965.2 million to $6.92 billion, due to a combination of organic growth and the acquisition of Intermountain, which added $736.8 million in deposits. FHLB advances increased $180.0 million to $216.6 million due to short-term cash needs related to loan originations and securities purchases. Securities sold under agreements to repurchase increased $80.1 million to $105.1 million due to the acquisition of Intermountain. Total shareholders’ equity increased $174.9 million to $1.23 billion primarily due to the shares issued related to the acquisition of Intermountain as well as net income for the year less dividends paid.
Investment Portfolio
We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2014 gross unrealized losses in our securities portfolio were $14.3 million related to 258 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
In addition to the securities acquired through the acquisition of Intermountain of $299.5 million, during 2014 there were securities purchases of $363.7 million, while maturities, repayments and sales totaled $243.4 million. During 2013, there were purchases of $458.0 million and securities acquired through the acquisition of West Coast of $730.8 million, while maturities, repayments and sales totaled $460.9 million.
At December 31, 2014, U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 55% of our investment portfolio, state and municipal securities were 24%, government agency and government-sponsored enterprise securities were 20%, and government securities were 1%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 3 years and 10 months at December 31, 2014. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
During the fourth quarter of 2012, the Company received full payment on a municipal bond that was determined to be other-than-temporarily impaired during December 2011. The $2.95 million gain related to this security was recorded in the line item Investment securities gains, net in the Consolidated Statements of Income.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2014
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$1,047	$1,052	1.31%
Over 1 through 5 years	47,238	47,738	1.80%
Over 5 through 10 years	236,159	236,764	1.66%
Over 10 years	875,934	876,833	1.36%
Total	$1,160,378	$1,162,387	1.44%
State and municipal securities (2)
Due through 1 year	$15,424	$15,578	4.92%
Over 1 through 5 years	81,894	83,557	3.26%
Over 5 through 10 years	160,329	163,343	3.63%
Over 10 years	225,931	234,006	4.78%
Total	$483,578	$496,484	4.15%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$1,525	$1,525	0.41%
Over 1 through 5 years	277,367	275,113	1.08%
Over 5 through 10 years	138,027	137,068	1.97%
Total	$416,919	$413,706	1.37%
U.S. government securities (1)
Due through 1 year	$1,050	$1,050	0.20%
Over 1 through 5 years	19,860	19,449	1.15%
Total	$20,910	$20,499	1.10%
 __________

(1)
The maturities reported for mortgage-backed securities, collateralized mortgage obligations, government agency, government-sponsored enterprise, and government securities are based on contractual maturities and principal amortization.

(2)	Yields on fully taxable equivalent basis.
For further information on our investment portfolio, see Note 4 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
FHLB stock is carried at cost and is subject to recoverability testing per the Financial Services – Depository and Lending topic of the FASB ASC. The FHLB is currently classified as adequately capitalized by the Federal Housing Finance Agency (“Finance Agency”). Accordingly, as of December 31, 2014 we did not recognize an impairment charge related to our FHLB stock holdings. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2014	% of Total	2013 (1)	% of Total	2012 (1)	% of Total	2011 (1)	% of Total	2010 (1)	% of Total
	(dollars in thousands)
Commercial business	$2,119,565	38.9%	$1,561,782	34.6%	$1,155,158	39.2%	$1,031,721	35.8%	$795,369	32.6%
Real estate:
One-to-four family residential	175,571	3.2%	108,317	2.4%	43,922	1.5%	64,491	2.2%	49,383	2.0%
Commercial and multifamily residential	2,363,541	43.5%	2,080,075	46.0%	1,061,201	36.0%	998,165	34.6%	794,329	32.6%
Total real estate	2,539,112	46.7%	2,188,392	48.4%	1,105,123	37.5%	1,062,656	36.8%	843,712	34.6%
Real estate construction:
One-to-four family residential	116,866	2.1%	54,155	1.2%	50,602	1.7%	50,208	1.7%	67,961	2.8%
Commercial and multifamily residential	134,443	2.5%	126,390	2.8%	65,101	2.2%	36,768	1.3%	30,185	1.2%
Total real estate construction	251,309	4.6%	180,545	4.0%	115,703	3.9%	86,976	3.0%	98,146	4.0%
Consumer	364,182	6.7%	357,014	7.9%	157,493	5.4%	183,235	6.4%	182,017	7.5%
Purchased credit impaired (1)	$230,584	4.2%	$297,845	6.6%	$421,393	14.3%	$536,873	18.6%	$523,116	21.4%
Subtotal (1)	5,504,752	101.1%	4,585,578	101.5%	2,954,870	100.3%	2,901,461	100.6%	2,442,360	100.1%
Less: Net unearned income	(59,374)	(1.1)%	(68,282)	(1.5)%	(7,767)	(0.3)%	(16,217)	(0.6)%	(3,490)	(0.1)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses) (1)	5,445,378	100.0%	4,517,296	100.0%	2,947,103	100.0%	2,885,244	100.0%	2,438,870	100.0%
Loans held for sale	$1,116		$735		$2,563		$2,148		$754
__________

(1)
Adjusted to conform to current period presentation. The adjustment was limited to including purchased credit impaired loans in the table above as these loans are no longer disclosed separately in the consolidated balance sheets.

At December 31, 2014, total loans, gross of ALLL were $5.45 billion compared with $4.52 billion in the prior year, an increase of $928.1 million, or 21% from the previous year. The increase in the loan portfolio was due to both organic loan growth and the acquisition of Intermountain, which added $502.6 million in loans. Total loans, net of ALLL represented 63% and 62% of total assets at December 31, 2014 and 2013, respectively.
Commercial Business Loans: We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses and business owners.
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

Foreign Loans: The Company has no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
Purchased Credit Impaired Loans: Purchased credit impaired loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. Purchased credit impaired loans are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2014:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$917,422	$566,698	$679,950	$2,164,070
Real estate construction	129,626	72,918	55,107	257,651
Total	$1,047,048	$639,616	$735,057	$2,421,721
Fixed rate loans due after 1 year		$340,283	$485,555	$825,838
Variable rate loans due after 1 year		299,333	249,502	548,835
Total		$639,616	$735,057	$1,374,673
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

Nonperforming Loans: The Consolidated Financial Statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status, which occurs when there are serious doubts about the collectability of principal or interest. Our policy is generally to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. Loans accounted for under ASC 310-30 are generally considered accruing and performing as the loans accrete interest income over the estimated lives of the loans when cash flows are reasonably estimable. Accordingly, purchased credit impaired loans accounted for under ASC 310-30 that are contractually past due are still considered to be accruing and performing loans.
Nonperforming Assets: Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) other real estate owned; and (iii) other personal property owned, if applicable. Nonperforming assets totaled $53.6 million, or 0.62% of year-end assets at December 31, 2014, compared to $70.1 million, or 0.98% of year end assets at December 31, 2013.
The following table sets forth information with respect to our nonperforming loans, other real estate owned, other personal property owned, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
	(dollars in thousands)
Nonaccrual:
Commercial business	$16,799	$12,609	$9,299	$10,243	$32,367
Real estate:
One-to-four family residential	2,822	2,667	2,349	2,696	2,996
Commercial and multifamily residential	7,847	11,043	19,204	19,485	23,192
Real estate construction:
One-to-four family residential	465	3,705	4,900	10,785	18,004
Commercial and multifamily residential	480	—	—	7,067	7,584
Consumer	2,939	3,991	1,643	3,207	5,020
Total nonaccrual loans:	31,352	34,015	37,395	53,483	89,163
Other real estate owned and other personal property owned (1)	22,225	36,036	27,464	31,905	30,991
Total nonperforming assets (1)	$53,577	$70,051	$64,859	$85,388	$120,154
Accruing loans past-due 90 days or more	$1,386	$—	$—	$—	$—
Forgone interest on nonperforming loans	$2,196	$2,860	$3,388	$5,326	$6,389
Interest recognized on nonperforming loans	$1,327	$1,306	$1,114	$1,017	$2,035
Potential problem loans	$7,846	$13,356	$5,915	$10,618	$3,793
Allowance for loan and lease losses (1)	$69,569	$72,454	$82,300	$57,985	$67,048
Nonperforming loans to year end loans (2)	0.58%	0.75%	1.27%	1.85%	3.66%
Nonperforming assets to year end assets (2)	0.62%	0.98%	1.32%	1.78%	2.82%
__________
(1) Adjusted to conform to current period presentation. The adjustment was limited to including historically disclosed “covered” amounts into the respective rows as these amounts are no longer disclosed separately in the consolidated balance sheets.
(2) Nonperforming asset ratios have been adjusted as a result of the adjustments noted in (1) above to no longer calculate ratios exclusive of “covered” amounts.

At December 31, 2014, nonperforming loans decreased to 0.58% of year end loans, down from 0.75% of year end loans at December 31, 2013. Nonperforming commercial business loans increased from $12.6 million, or 37% of nonperforming loans at December 31, 2013 to $16.8 million, or 54% of nonperforming loans at year end 2014. The increase in nonperforming commercial business loans resulted from the Intermountain acquisition. The nonperforming residential construction loan sector declined to $465 thousand during 2014, down from $3.7 million at December 31, 2013. Nonperforming commercial real estate loans improved as well, declining from $11.0 million at December 31, 2013 to $7.8 million at year end 2014.

Other Real Estate Owned and Other Personal Property Owned: As of December 31, 2014 there was $22.2 million in OREO and OPPO which is primarily comprised of property from foreclosed real estate loans, a decrease of $13.8 million from $36.0 million at December 31, 2013. The decrease was primarily driven by OREO sales of $22.7 million and write-downs of $4.1 million, partially offset by $10.2 million of transfers from loans and the acquisition of $2.8 million of OREO in the Intermountain acquisition. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $7.8 million at year end 2014, compared to $13.4 million at year end 2013.
The following table summarizes activity in nonperforming loans for the period indicated:

	Years Ended December 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$34,015	$37,395
Established through acquisitions	2,432	18,858
Loans placed on nonaccrual or restructured	25,541	31,549
Advances	633	86
Charge-offs	(4,775)	(6,745)
Loans returned to accrual status	(9,007)	(16,944)
Repayments (including interest applied to principal)	(13,818)	(20,767)
Transfers to OREO/OPPO	(3,669)	(9,417)
Balance, end of period	$31,352	$34,015
Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $500,000 and all troubled debt restructured loans are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $500,000 are evaluated for potential impairment on a quarterly basis. The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes impaired loan financial data at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Impaired loans	$28,099	$26,389
Impaired loans with specific allocations	$1,216	$8,199
Amount of the specific allocations	$241	$1,690
Impaired loans with a carrying amount of $28.1 million at December 31, 2014 were subject to specific allocations of allowance for loan and lease losses of $241 thousand and partial charge-offs of $1.0 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2014 and 2013 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $11.1 million and $11.5 million at December 31, 2014 and 2013, respectively.
When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Predominately, the Company uses the fair value of collateral approach based upon a reliable valuation.
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
For additional information on our nonperforming loans, see Note 5 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
Loans, excluding Purchased Credit Impaired Loans
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
Purchased Credit Impaired Loans (“PCI Loans”)
Purchased credit impaired loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. PCI loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected loan cash flows, at the pool-level, on a quarterly basis. If, due to credit deterioration, the present value of expected cash flows, as periodically re-measured, is less than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to the lower amount by adjusting the allowance for loan losses with a charge to earnings through the provision for loan losses. If the present value of expected cash flows is greater than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to a higher amount by recapturing previously recorded allowance for loan losses, if any. For additional information on our accounting for PCI loans, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Analysis of the ALLL
The following table provides an analysis of our loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
	(dollars in thousands)
Beginning balance (1)	$72,454	$82,300	$57,985	$67,048	$53,478
Charge-offs:
Commercial business	(4,289)	(4,942)	(10,173)	(7,909)	(14,879)
Real estate:
One-to-four family residential	(230)	(228)	(549)	(717)	(406)
Commercial and multifamily residential	(2,993)	(2,543)	(5,474)	(3,687)	(6,173)
Real estate construction:
One-to-four family residential	—	(133)	(1,606)	(2,487)	(10,856)
Commercial and multifamily residential	—	—	(93)	(2,213)	(3,107)
Consumer	(2,774)	(2,242)	(2,534)	(3,918)	(3,982)
Purchased credit impaired (1)	(14,436)	(13,852)	(5,112)	(1,488)	—
Total charge-offs (1)	(24,722)	(23,940)	(25,541)	(22,419)	(39,403)
Recoveries:
Commercial business	3,007	2,444	1,548	2,598	2,389
Real estate:
One-to-four family residential	159	270	285	80	15
Commercial and multifamily residential	940	1,033	1,599	459	125
Real estate construction:
One-to-four family residential	1,930	2,665	1,488	2,091	1,673
Commercial and multifamily residential	—	—	66	—	775
Consumer	1,353	552	1,171	351	650
Purchased credit impaired (1)	7,721	7,231	4,332	2,025	—
Total recoveries	15,110	14,195	10,489	7,604	5,627
Net charge-offs	(9,612)	(9,745)	(15,052)	(14,815)	(33,776)
Provision for loan and lease losses (1)	6,727	(101)	39,367	5,752	47,346
Ending balance (1)	$69,569	$72,454	$82,300	$57,985	$67,048
Loans outstanding at end of period (1) (2)	$5,445,378	$4,517,296	$2,947,103	$2,885,244	$2,438,870
Average amount of loans outstanding (1) (2)	$4,782,369	$4,140,826	$2,900,520	$2,607,266	$2,485,650
Allowance for loan and lease losses to period-end loans (3)	1.28%	1.60%	2.79%	2.01%	2.75%
Net charge-offs to average loans outstanding (3)	0.20%	0.24%	0.52%	0.57%	1.36%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,505	$1,915	$1,535	$1,165	$775
Net changes in the allowance for unfunded commitments and letters of credit	150	590	380	370	390
Ending balance	$2,655	$2,505	$1,915	$1,535	$1,165
 __________

(1)
Adjusted to conform to current period presentation. The adjustments were limited to including purchased credit impaired amounts into the respective rows as these amounts are no longer disclosed separately in the consolidated balance sheets or consolidated statements of income.

(2)	Excludes loans held for sale.

(3)	Ratios have been adjusted as a result of the adjustments noted in (1) above to no longer calculate ratios exclusive of purchased credit impaired amounts.

At December 31, 2014, our ALLL was $69.6 million, or 1.28% of total loans (excluding loans held for sale). This compares with an allowance of $72.5 million, or 1.60% of total loans (excluding loans held for sale) at December 31, 2013. This decrease in the allowance relative to loans in the current period as compared to December 31, 2013 reflects improvements in core asset quality during the current year.
We have used the same methodology for ALLL calculations during 2014, 2013 and 2012. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Bank maintains a conservative approach to credit quality and will continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2014		2013 (1)		2012 (1)		2011 (1)		2010 (1)
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$26,850	38.8%	$31,723	34.4%	$28,023	39.1%	$25,434	35.7%	$22,549	32.6%
Real estate and construction:
One-to-four family residential	5,338	5.3%	2,684	3.5%	2,500	3.2%	3,849	3.9%	7,161	4.8%
Commercial and multifamily residential	16,021	45.4%	13,671	48.2%	18,273	38.1%	20,345	35.4%	25,880	33.8%
Consumer	3,180	6.3%	2,547	7.3%	2,437	5.3%	2,719	6.4%	2,120	7.5%
Purchase credit impaired (1)	16,336	4.2%	20,174	6.6%	30,056	14.3%	4,944	18.6%	6,055	21.4%
Unallocated	1,844	—%	1,655	—%	1,011	—%	694	—%	3,283	—%
Total	$69,569	100.0%	$72,454	100.0%	$82,300	100.0%	$57,985	100.0%	$67,048	100.0%
 __________
* Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(1) Adjusted to conform to current period presentation. The adjustment was limited to including purchased credit impaired amounts into the table above as these amounts are no longer disclosed separately in the consolidated balance sheets.
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
At December 31, 2014, the FDIC loss-sharing asset was comprised of a $13.1 million FDIC indemnification asset and a $2.1 million FDIC receivable. The FDIC receivable represents amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC loss-sharing asset for the twelve months ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$39,846	$96,354
Adjustments not reflected in income:
Cash received from the FDIC, net	(2,499)	(9,246)
FDIC reimbursable recoveries, net	(2,184)	(2,245)
Adjustments reflected in income:
Amortization, net	(21,279)	(36,729)
Loan impairment (recapture)	2,301	(2,609)
Sale of other real estate	(2,179)	(6,177)
Write-downs of other real estate	1,065	364
Other	103	134
Balance at end of period	$15,174	$39,846
For additional information on the FDIC loss-sharing asset, including the timing of the expirations of our loss-sharing agreements with the FDIC, please see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2014	2013	2012
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$2,651,373	$2,171,703	$1,321,171
Interest-bearing demand	1,304,258	1,170,006	870,821
Money market	1,760,331	1,569,261	1,043,459
Savings	615,721	496,444	314,371
Certificates of deposit less than $100,000	288,261	288,943	252,544
Total core deposits	6,619,944	5,696,357	3,802,366
Certificates of deposit greater than $100,000	202,014	201,498	212,924
Certificates of deposit insured through CDARS®	18,429	19,488	26,720
Brokered money market accounts	83,402	41,765	—
Subtotal	6,923,789	5,959,108	4,042,010
Premium resulting from acquisition date fair value adjustment	933	367	75
Total deposits	$6,924,722	$5,959,475	$4,042,085
Deposits totaled $6.92 billion at December 31, 2014 compared to $5.96 billion at December 31, 2013. The increase of $965.2 million was due to organic growth and the acquisition of Intermountain, which added $736.8 million in deposits. This growth was partially offset by the decrease of $22.2 million in deposits associated with branch sale activity in 2014. For additional information on the branch sale activity, see Note 25 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $6.62 billion at December 31, 2014 compared with $5.70 billion at December 31, 2013. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.

At December 31, 2014, brokered and other wholesale deposits (excluding public deposits) totaled $101.8 million or 1.5% of total deposits compared to $61.3 million or 1.0% of total deposits, at year-end 2013. The increase in brokered deposits is attributed to an increase in participation in the brokered money market account program, which is similar to the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2014, public deposits held by the Company totaled $357.9 million compared to $289.0 million at December 31, 2013. Uninsured public deposit balances increased from $244.9 million at December 31, 2013 to $296.6 million at December 31, 2014. The Company is required to fully collateralize Washington state public deposits and 50% of Oregon state public deposits.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2014
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$52,010	0.8%	$13,707	0.2%
Over 3 through 6 months	35,299	0.5%	300	—%
Over 6 through 12 months	58,349	0.8%	3,163	—%
Over 12 months	56,356	0.8%	—	—%
Total	$202,014	2.9%	$17,170	0.2%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2014		2013		2012
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$1,204,584	0.04%	$1,048,482	0.06%	$790,887	0.11%
Money market	1,668,150	0.07%	1,566,539	0.08%	1,051,171	0.16%
Savings	543,303	0.01%	445,666	0.02%	298,223	0.03%
Certificates of deposit	485,487	0.26%	535,656	0.37%	543,349	0.60%
Total interest-bearing deposits	3,901,524	0.08%	3,596,343	0.11%	2,683,630	0.22%
Demand and other non-interest bearing	2,285,818		1,824,234		1,192,036
Total average deposits	$6,187,342		$5,420,577		$3,875,666
Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the FHLB and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. FHLB and FRB borrowings are secured by our loan portfolio and investment securities. Securities repurchase agreements are secured by investment securities and commercial loans.

The Company has not had FRB borrowings in the last three years. The following table sets forth the details of FHLB advances:

	Years ended December 31,
	2014	2013	2012
	(dollars in thousands)
FHLB Advances
Balance at end of year	$216,568	$36,606	$6,644
Average balance during the year	$44,876	$51,030	$100,337
Maximum month-end balance during the year	$216,568	$190,631	$118,967
Weighted average rate during the year	0.74%	1.12%	2.79%
Weighted average rate at December 31	0.41%	1.09%	5.42%
For additional information on our borrowings, including amounts pledged as collateral, see Notes 12, 13 and 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Off-Balance Sheet Arrangements
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets.
Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each client’s creditworthiness on a case-by-case basis.
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
The Company had off-balance sheet loan commitments aggregating $1.58 billion at December 31, 2014, an increase from $1.37 billion at December 31, 2013. Standby letters of credit were $36.7 million at both December 31, 2014 and 2013. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $4.4 million and $2.7 million at December 31, 2014 and 2013, respectively.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2014
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$8,557	$11,955	$8,979	$18,121	$47,612
Total deposits (1)	6,790,236	110,410	23,961	115	6,924,722
Federal Home Loan Bank advances (1)	210,000	1,000	—	5,000	216,000
Other borrowings (1)	80,080	—	25,000	8,248	113,328
Total	$7,088,873	$123,365	$57,940	$31,484	$7,301,662
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

Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $865.1 million and $86.1 million, respectively, at December 31, 2014, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
Capital
Our shareholders’ equity increased to $1.23 billion at December 31, 2014, from $1.05 billion at December 31, 2013, primarily due to shares issued in conjunction with the acquisition of Intermountain. Shareholders’ equity was 14.32% and 14.71% of total assets at December 31, 2014 and 2013.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in “item 1. Business-Supervision and Regulation-Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank are required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of December 31, 2014, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect. Banking regulations in effect prior to January 1, 2015 required bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators maintained risk-based capital guidelines, under which risk percentages were assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consisted of common shareholders’ equity, less goodwill and certain identifiable intangible assets, while Tier II capital included the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines required Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. Prior to the adoption of the New Capital Rules, to qualify as “well capitalized,” banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and its banking subsidiary qualified as “well-capitalized” at December 31, 2014 and 2013.
The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2014 and 2013 under the then applicable guidance and rules:

	Company		Columbia Bank		Requirements
	2014	2013	2014	2013	Adequately capitalized	Well- Capitalized
Total risk-based capital ratio	14.13%	14.68%	13.67%	13.52%	8%	10%
Tier 1 risk-based capital ratio	12.98%	13.43%	12.52%	12.27%	4%	6%
Leverage ratio	10.57%	10.19%	9.79%	9.29%	4%	5%
Stock Repurchase Program
In October 2011, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 2 million shares of its outstanding shares of common stock. The Company may purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. This repurchase program supersedes and replaces the prior stock repurchase program adopted in February 2002. No shares were repurchased under the stock repurchase program during 2014, 2013 or 2012.

Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2014	2013	2012
Dividends paid per common share	$0.94	$0.41	$0.98
Dividend payout ratio (1)	62%	34%	84%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For quarterly detail of dividends declared during 2014 and 2013, including special dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.
Subsequent to year end, on January 29, 2015 the Company declared a quarterly cash dividend of $0.16 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.14, both payable on February 25, 2015, to shareholders of record at the close of business on February 11, 2015.
Applicable federal and Washington state regulations restrict capital distributions, including dividends, by the Company’s banking subsidiary. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. Our ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.
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

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Shareholders’ equity	$1,228,175	$1,053,249
Goodwill	(382,537)	(343,952)
Other intangible assets, net	(30,459)	(25,852)
Preferred stock	(2,217)	(2,217)
Tangible common equity (a)	812,962	681,228
Total assets	8,578,846	7,161,582
Goodwill	(382,537)	(343,952)
Core deposit intangible	(30,459)	(25,852)
Tangible assets (b)	$8,165,850	$6,791,778
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$6,299,863	$5,178,748
Ratios
Tangible common equity to tangible assets (a)/(b)	9.96%	10.03%
Tangible common equity to risk-weighted assets (a)/(c)	12.90%	13.15%

The Company also considers operating net interest margin (tax equivalent) to be an important measurement as it more closely reflects the ongoing operating performance of the Company. Despite the importance of the operating net interest margin to the Company, there is no standardized definition for it and, as a result, the Company’s calculations may not be comparable with other organizations. Also, there may be limits in the usefulness of this measure to investors. As a result, the Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2014	2013	2012
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$312,146	$297,139	$245,174
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(20,224)	(29,815)	(55,305)
Incremental accretion income on other FDIC acquired loans	(484)	(2,211)	(5,872)
Incremental accretion income on other acquired loans	(21,093)	(26,200)	—
Premium amortization on acquired securities	7,123	7,309	—
Correction of immaterial error - securities premium amortization (2)	(2,622)	—	—
Interest reversals on nonaccrual loans	1,291	882	747
Prepayment charges on FHLB advances	—	1,548	603
Operating net interest income (tax equivalent) (1)	$276,137	$248,652	$185,347
Average interest earning assets	$6,561,047	$5,754,543	$4,246,724
Net interest margin (tax equivalent) (1)	4.76%	5.16%	5.77%
Operating net interest margin (tax equivalent) (1)	4.21%	4.32%	4.36%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $8.1 million, $6.0 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2) For further information on this item, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

An Asset/Liability Management Committee is responsible for developing, monitoring and reviewing asset/liability processes, interest rate risk exposures, strategies and tactics and reporting to the board of directors. It is the responsibility of the board of directors to establish policies and interest rate limits and approve these policies and interest rate limits annually. It is the responsibility of management to execute the approved policies, develop and implement risk management strategies and to report to the board of directors on a regular basis. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The policy guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines establish limits for interest rate risk sensitivity.
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
Based on the results of the simulation model as of December 31, 2014, we would expect a decrease in net interest income of $3.8 million if interest rates gradually decrease from current rates by 100 basis points and an increase in net interest income of $10.6 million if interest rates gradually increase from current rates by 200 basis points over a twelve-month period.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2014. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
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

December 31, 2014	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$16,949	$—	$—	$—	$16,949
Loans, net of deferred fees	2,263,879	662,812	2,122,872	395,815	5,445,378
Loans held for sale	1,116	—	—	—	1,116
Investments	148,433	240,641	1,082,929	659,619	2,131,622
Total interest-earning assets	$2,430,377	$903,453	$3,205,801	$1,055,434	7,595,065
Allowance for loan and lease losses					(69,569)
Cash and due from banks					171,221
Premises and equipment, net					172,090
Other assets					710,039
Total assets					$8,578,846
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$3,763,712	$—	$—	$—	$3,763,712
Time deposits	135,712	239,501	134,116	308	509,637
Borrowings	298,328	—	26,000	5,568	329,896
Total interest-bearing liabilities	$4,197,752	$239,501	$160,116	$5,876	4,603,245
Other liabilities					2,747,426
Total liabilities					7,350,671
Shareholders’ equity					1,228,175
Total liabilities and shareholders’ equity					$8,578,846
Interest-bearing liabilities as a percent of total interest-earning assets	55.27%	3.15%	2.11%	0.08%
Rate sensitivity gap	$(1,767,375)	$663,952	$3,045,685	$1,049,558
Cumulative rate sensitivity gap	$(1,767,375)	$(1,103,423)	$1,942,262	$2,991,820
Rate sensitivity gap as a percentage of interest-earning assets	(23.27)%	8.74%	40.10%	13.82%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(23.27)%	(14.53)%	25.57%	39.39%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 27, 2015

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2014	December 31, 2013 (1)
			(in thousands)
ASSETS
Cash and due from banks			$171,221	$165,030
Interest-earning deposits with banks			16,949	14,531
Total cash and cash equivalents			188,170	179,561
Securities available for sale at fair value (amortized cost of $2,087,069 and $1,680,491, respectively)			2,098,257	1,664,111
Federal Home Loan Bank stock at cost			33,365	32,529
Loans held for sale			1,116	735
Loans, net of unearned income of ($59,374) and ($68,282), respectively (1)			5,445,378	4,517,296
Less: allowance for loan and lease losses (1)			69,569	72,454
Loans, net			5,375,809	4,444,842
FDIC loss-sharing asset			15,174	39,846
Interest receivable			27,802	22,206
Premises and equipment, net			172,090	154,732
Other real estate owned			22,190	35,927
Goodwill			382,537	343,952
Other intangible assets, net			30,459	25,852
Other assets			231,877	217,289
Total assets			$8,578,846	$7,161,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$2,651,373	$2,171,703
Interest-bearing			4,273,349	3,787,772
Total deposits			6,924,722	5,959,475
Federal Home Loan Bank advances			216,568	36,606
Securities sold under agreements to repurchase			105,080	25,000
Other borrowings			8,248	—
Other liabilities			96,053	87,252
Total liabilities			7,350,671	6,108,333
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
	December 31, 2014	December 31, 2013
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	57,437	51,265	985,839	860,562
Retained earnings			234,498	202,514
Accumulated other comprehensive income (loss)			5,621	(12,044)
Total shareholders’ equity			1,228,175	1,053,249
Total liabilities and shareholders’ equity			$8,578,846	$7,161,582
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line items for covered loans and including the prior period balances in the line items for loans, net of unearned income and allowance for loan and lease losses.
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013 (1)	2012 (1)
	(in thousands except per share)
Interest Income
Loans	$268,279	$266,284	$219,433
Taxable securities	28,754	20,459	18,276
Tax-exempt securities	10,830	9,837	9,941
Deposits in banks	179	355	854
Total interest income	308,042	296,935	248,504
Interest Expense
Deposits	3,005	3,962	5,887
Federal Home Loan Bank advances	396	(404)	2,608
Prepayment charge on Federal Home Loan Bank advances	—	1,548	603
Other borrowings	593	734	479
Total interest expense	3,994	5,840	9,577
Net Interest Income	304,048	291,095	238,927
Provision (recapture) for loan and lease losses (1)	6,727	(101)	39,367
Net interest income after provision (recapture) for loan and lease losses	297,321	291,196	199,560
Noninterest Income
Service charges and other fees	55,555	48,351	29,998
Merchant services fees	7,975	8,812	8,154
Investment securities gains, net	552	462	3,733
Bank owned life insurance	3,823	3,570	2,861
Change in FDIC loss-sharing asset	(19,989)	(45,017)	(24,467)
Other	11,834	10,522	6,779
Total noninterest income	59,750	26,700	27,058
Noninterest Expense
Compensation and employee benefits	130,864	125,432	85,434
Occupancy	32,300	33,054	20,031
Merchant processing	4,006	3,551	3,612
Advertising and promotion	3,964	4,090	3,650
Data processing	15,369	14,076	9,714
Legal and professional fees	11,389	12,338	8,915
Taxes, licenses and fees	4,552	5,033	4,736
Regulatory premiums	4,549	4,706	3,384
Net benefit of operation of other real estate owned	(1,045)	(7,401)	(1,969)
Amortization of intangibles	6,293	6,045	4,445
Other (1)	27,045	29,962	20,961
Total noninterest expense	239,286	230,886	162,913
Income before income taxes	117,785	87,010	63,705
Provision for income taxes	36,211	26,994	17,562
Net Income	$81,574	$60,016	$46,143
Earnings Per Common Share
Basic	$1.53	$1.24	$1.16
Diluted	$1.52	$1.21	$1.16
Weighted average number of common shares outstanding	52,618	47,993	39,260
Weighted average number of diluted common shares outstanding	53,183	49,051	39,263
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for FDIC clawback liability expense within noninterest expense and including the prior period activity in the line item for other noninterest expense as well as removing the separate line item for provision for losses on covered loans and including the prior period activity in the line item for provision for loan and lease losses.

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$81,574	$60,016	$46,143
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($10,200), $17,498 and $1,902	17,922	(30,727)	(2,609)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $200, $163 and $1,316	(352)	(299)	(2,417)
Net unrealized gain (loss) from securities, net of reclassification adjustment	17,570	(31,026)	(5,026)
Pension plan liability adjustment:
Unrecognized net actuarial loss during the period, net of tax of $0, $780 and $0	—	(1,432)	—
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of ($54), ($135) and ($38)	95	265	42
Pension plan liability adjustment, net	95	(1,167)	42
Other comprehensive income (loss)	17,665	(32,193)	(4,984)
Comprehensive income	$99,239	$27,823	$41,159

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2012	—	$—	39,506	$579,136	$155,069	$25,133	$759,338
Net income	—	—	—	—	46,143	—	46,143
Other comprehensive loss	—	—	—	—	—	(4,984)	(4,984)
Issuance of common stock - stock option and other plans	—	—	40	713	—	—	713
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	140	1,622	—	—	1,622
Cash dividends paid on common stock ($0.98 per share)	—	—	—	—	(38,824)	—	(38,824)
Balance at December 31, 2012	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	60,016	—	60,016
Other comprehensive loss	—	—	—	—	—	(32,193)	(32,193)
Issuance of preferred stock, common stock and warrants - acquisition related	9	2,217	11,380	273,964	—	—	276,181
Issuance of common stock - stock option and other plans	—	—	73	1,243	—	—	1,243
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	144	2,693	—	—	2,693
Activity in deferred compensation plan	—	—	—	517	—	—	517
Tax benefit associated with share-based compensation	—	—	—	1,103	—	—	1,103
Purchase and retirement of common stock	—	—	(18)	(429)	—	—	(429)
Preferred dividends ($0.31 per common share equivalent)	—	—	—	—	(32)	—	(32)
Cash dividends paid on common stock ($0.41 per share)	—	—	—	—	(19,858)	—	(19,858)
Balance at December 31, 2013	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	81,574	—	81,574
Other comprehensive income	—	—	—	—	—	17,665	17,665
Issuance of common stock - acquisition related	—	—	4,208	116,907	—	—	116,907
Issuance of common stock - exercise of warrants	—	—	1,722	5,000	—	—	5,000
Issuance of common stock - stock option and other plans	—	—	41	929	—	—	929
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	225	2,859	—	—	2,859
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Tax benefit associated with share-based compensation	—	—	—	205	—	—	205
Purchase and retirement of common stock	—	—	(24)	(622)	—	—	(622)
Preferred dividends ($0.94 per common share equivalent)	—	—	—	—	(96)	—	(96)
Cash dividends paid on common stock ($0.94 per share)	—	—	—	—	(49,494)	—	(49,494)
Balance at December 31, 2014	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013 (1)	2012 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income	$81,574	$60,016	$46,143
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for loan and lease losses	6,727	(101)	39,367
Stock-based compensation expense	2,859	2,844	1,622
Depreciation, amortization and accretion	44,459	40,431	57,305
Investment securities gain, net	(552)	(462)	(3,733)
Net realized (gain) loss on sale of other assets	564	(48)	(456)
Net realized gain on sale of other real estate owned	(5,909)	(10,539)	(11,634)
Net realized gain on sale of branches	(565)	—	—
Write-down on other real estate owned	4,039	2,035	8,300
Deferred income tax expense (benefit)	14,646	5,413	(3,656)
Net change in:
Loans held for sale	229	1,828	(415)
Interest receivable	(944)	(7,938)	1,019
Interest payable	89	(122)	(629)
Other assets	(4,479)	(3,385)	(2,113)
Other liabilities	(5,119)	(10,336)	3,779
Net cash provided by operating activities	137,618	79,636	134,899
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(440,376)	(161,827)	(92,088)
Purchases of:
Securities available for sale	(363,693)	(457,985)	(322,342)
Premises and equipment	(12,485)	(13,133)	(17,137)
Proceeds from:
FDIC reimbursement on loss-sharing asset	5,950	9,246	54,649
Sales of securities available for sale	63,292	166,881	95,165
Principal repayments and maturities of securities available for sale	180,648	293,940	236,749
Sales of loans held for investment and other assets	4,128	4,031	4,414
Sales of other real estate and other personal property owned (1)	28,559	36,453	49,004
Payments to FDIC related to loss-sharing asset	(3,451)	—	—
Additions to OREO	—	(3,577)	(11)
Acquisition of intangible assets	—	(919)	—
Net cash paid in branch sale	(16,788)	—	—
Net cash (paid) received in business combinations	32,255	(154,170)	—
Net cash provided by (used in) investing activities	(521,961)	(281,060)	8,403
Cash Flows From Financing Activities
Net increase (decrease) in deposits	250,629	33,983	226,556
Net increase in repurchase agreements	21,037	—	—
Proceeds from:
Exercise of stock options	929	1,092	713
Exercise of warrants	5,000	—	—
Federal Home Loan Bank advances	1,602,000	1,215,100	100
Federal Reserve Bank borrowings	800	50	100
Payments for:
Repayment of Federal Home Loan Bank advances	(1,422,000)	(1,313,000)	(112,210)
Repayment of Federal Reserve Bank borrowings	(800)	(50)	(100)
Preferred stock dividends	(96)	(32)	—
Common stock dividends	(49,494)	(19,858)	(38,824)
Repayment of other borrowings (1)	(14,636)	(51,000)	—
Purchase and retirement of common stock	(622)	(429)	—
Excess tax benefit from stock-based compensation	205	1,203	—
Net cash provided by (used in) financing activities	392,952	(132,941)	76,335
Increase (decrease) in cash and cash equivalents	8,609	(334,365)	219,637
Cash and cash equivalents at beginning of period	179,561	513,926	294,289
Cash and cash equivalents at end of period	$188,170	$179,561	$513,926
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$3,904	$5,962	$10,206
Cash paid for income tax	$21,230	$26,754	$11,927
Non-cash investing and financing activities
Loans transferred to other real estate owned	$10,200	$18,100	$21,627
Share-based consideration issued in business combinations	$116,907	$276,181	$—
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for sales of covered other real estate owned and including the prior period activity in the line item for sales of other real estate and other personal property owned as well as removing the separate line item for repayment of long-term subordinated debt and including prior period activity in the line item for repayment of other borrowings.
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012

1.	Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation”, “we”, “our”, “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). The Bank provides a full range of financial services through 154 branch locations, including 78 in the State of Washington, 60 in Oregon and 16 in Idaho. West Coast Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The most significant estimates included in the financial statements relate to the allowance for loan and lease losses, business combinations, purchased credit impaired loans, Federal Deposit Insurance Corporation (“FDIC”) loss sharing asset and goodwill impairment.
The Company has applied its accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied), except for the adoption of Accounting Standards Update (“ASU”) 2012-06 Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution on January 1, 2013. As a result of adoption of the ASU, the Company adjusted the indemnification asset amortization period to be the term of the FDIC loss-sharing agreement if it was shorter than the term of the acquired loans.
Correction of Immaterial Error Related to Prior Periods
During the year ended December 31, 2014, the Company made a $2.6 million adjustment which increased interest income on taxable securities as a result of identifying that the premium amortization related to the Company’s mortgage-backed securities, as calculated by a third-party provider, was not being amortized utilizing an acceptable method under accounting principles generally accepted in the United States. The adjustment reflects the one-time correction necessary to change the accounting for premium amortization to be in conformity with the interest method. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s current or previously reported results.
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

In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management also considers whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment, if any, is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.
Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.
Federal Home Loan Bank Stock
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par. The Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB Class B stock or six months notice for FHLB Class A stock to the FHLB. FHLB stock is subject to recoverability testing per the Financial Services—Depository and Lending topic of the FASB Accounting Standards Codification (“ASC”).
Loans
Loans, excluding purchased credit impaired loans are generally carried at the unpaid principal balance, net of premiums, unearned discounts and net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Net deferred loan fees, premiums and unearned discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The amortization is calculated using the interest method for all loans except revolving loans, for which the straight-line method is used. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.
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
Impaired loans—Loans are considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. The assessment for impairment occurs when and while such loans are designated as classified per the Company’s internal risk rating system or when and while such loans are on nonaccrual. All nonaccrual loans greater than $500,000 and all troubled debt restructured loans are considered impaired and analyzed individually on a quarterly basis. Classified loans with an outstanding balance greater than $500,000 are evaluated for potential impairment on a quarterly basis.
When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Predominantly, the Company uses the fair value of collateral approach based upon a reliable valuation.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a charge-off to the allowance for loan and lease losses or by designating a specific reserve. The Company’s policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.
Restructured Loans—A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
Purchased Credit Impaired Loans (“PCI Loans”)—Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In addition, because of the significant discounts associated with certain of the acquired loan portfolios, the Company elected to account for those certain acquired loans under ASC 310-30.
In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date due to credit deterioration are recognized by recording an allowance for losses on purchased credit impaired loans. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.
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

Allowance for Loan Losses on Purchased Credit Impaired Loans
The Company updates its cash flow projections for purchased credit impaired loans accounted for under ASC 310-30 on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that is used to estimate the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages and recovery lags are based upon the collateral within the loan pools.
Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Purchased Credit Impaired Loans for further discussion.
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
Other Real Estate Owned
OREO is composed of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

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
Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2014, intangible assets included on the consolidated balance sheets principally consists of a core deposit intangible amortized using an accelerated method with an original estimated life 10 years.
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
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the consolidated statements of income.
Advertising
Advertising costs are generally expensed as incurred.
Earnings per Common Share
The Company’s capital structure includes convertible preferred shares, common shares, restricted common shares, common share options, and during portions of 2014 and 2013, warrants to purchase common shares. Restricted common shares participate in dividends declared on common shares at the same rate as common shares. Preferred shares participate in dividends declared on common shares on an “as if converted” basis. Accordingly, the Company calculates earnings per common share (“EPS”) using the two-class method under the Earnings per Share topic of the FASB ASC. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares.

Under the two-class method, basic EPS is computed by dividing earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Earnings allocated to common shareholders represents net income reduced by earnings allocated to participating securities. Participating securities include nonvested restricted stock awards and preferred stock. Diluted EPS is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.
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
Derivatives and Hedging Activities
In accordance with the Derivatives and Hedging topic of the FASB ASC, the Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The Company periodically enters into interest rate contracts with customers and offsetting contracts with third parties. As these interest rate contracts are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the changes in fair value of these instruments are recognized immediately in earnings.
Accounting Pronouncements
During the year ended December 31, 2014, the following Accounting Standards Updates were issued or became effective:
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period. The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. As of December 31, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In April 2014, the the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is assessing the impact of the new guidance on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
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
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit the reporting entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Those not electing the proportional amortization method would account for such investments using the equity method or cost method. Under the proportional amortization method, the cost of the investment is amortized each reporting period in proportion to the tax credits received. Under the new guidance, classification of the amortization would change from noninterest expense to income tax expense. ASU 2014-01 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. The guidance is to be applied retrospectively to all periods presented. The Company adopted this ASU prospectively on December 31, 2014 as the retrospective adjustments were not material. The net investment balance at December 31, 2014 was $7.3 million. The amount of affordable housing tax credits recognized during 2014 was $1.5 million. Using the proportional amortization method, the amount recognized as a component of income tax expense for 2014 was $2.0 million, inclusive of the adjustment made to remove the previously recorded deferred tax asset. Prior to adopting this guidance, the Company accounted for such investments using the equity method. Under the equity method, the Company would have recognized $1.1 million as a component of other noninterest expense. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
2. Business Combinations
Intermountain Community Bancorp
On November 1, 2014, the Company completed its acquisition of Intermountain Community Bancorp and its wholly-owned banking subsidiary Panhandle State Bank ("Intermountain"). The Company acquired 100% of the voting equity interests of Intermountain. The primary reason for the acquisition was to expand the Company's geographic footprint into the state of Idaho, consistent with its ongoing growth strategy.

 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 1, 2014 acquisition date. Initial accounting for deferred taxes was incomplete as of December 31, 2014. The amount currently recognized in the financial statements has been determined provisionally as the final Intermountain Community Bancorp tax return has not yet been completed. The application of the acquisition method of accounting resulted in the recognition of goodwill of $38.6 million and a core deposit intangible of $10.9 million, or 1.75% of core deposits. The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

November 1, 2014
(in thousands)

Purchase price as of November 1, 2014	$131,935
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$47,283
Investment securities	299,458
Federal Home Loan Bank stock	2,124
Acquired loans	502,595
Interest receivable	4,656
Premises and equipment	20,696
Other real estate owned	2,752
Core deposit intangible	10,900
Other assets	35,353
Deposits	(736,795)
Other borrowings	(22,904)
Securities sold under agreements to repurchase	(59,043)
Other liabilities	(13,725)
Total fair value of identifiable net assets	93,350
Goodwill	$38,585
See Note 10, Goodwill and Other Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2014 to December 31, 2014. Disclosure of the amount of Intermountain’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2014 and 2013 as if Intermountain had been acquired on January 1, 2013. This unaudited estimated pro forma financial information combines the historical results of Intermountain with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred on January 1, 2013. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2013. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Years Ended December 31,
	2014	2013
	(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$397,152	$360,655
Net income	$85,939	$72,587
Earnings per share - basic	$1.56	$1.32
Earnings per share - diluted	$1.55	$1.31
The following table shows the impact of the acquisition-related expenses related to the acquisition of Intermountain for the periods indicated to the various components of noninterest expense:

Year ended December 31,
2014
(in thousands)
Noninterest Expense
Compensation and employee benefits	$2,077
Occupancy	44
Advertising and promotion	464
Data processing and communications	—
Legal and professional fees	2,114
Other	197
Total impact of acquisition-related costs to noninterest expense	$4,896
West Coast Bancorp
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp (“West Coast”). The Company paid $540.8 million in total consideration to acquire 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company’s geographic footprint consistent with its ongoing growth strategy. The fair value of the net assets acquired totaled $312.4 million, including $1.88 billion of deposits, $1.41 billion of loans and $15.3 million of other intangible assets. Goodwill of $228.4 million was recorded as part of the acquisition. The goodwill is not deductible for income tax purposes.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to December 31, 2014. Disclosure of the amount of West Coast’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2013 and 2012 as if West Coast had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of West Coast with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred on January 1, 2012. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value on January 1, 2012. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Years Ended December 31,
	2013	2012
	(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$337,712	$420,167
Net income	$76,496	$91,261
Earnings per share - basic	$1.50	$1.79
Earnings per share - diluted	$1.46	$1.74
The following table shows the impact of the acquisition-related expenses related to the acquisition of West Coast for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$798	$8,440	$—
Occupancy	696	4,684	—
Advertising and promotion	—	877	2
Data processing and communications	684	767	—
Legal and professional fees	383	4,766	1,760
Other	1,975	5,954	18
Total impact of acquisition-related costs to noninterest expense	$4,536	$25,488	$1,780

3.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2014 and 2013 was approximately $47.4 million and $36.3 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities
At December 31, 2014 the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,160,378	$10,219	$(8,210)	$1,162,387
State and municipal securities	483,578	14,432	(1,526)	496,484
U.S. government agency and government-sponsored enterprise securities	416,919	856	(4,069)	413,706
U.S. government securities	20,910	—	(411)	20,499
Other securities	5,284	20	(123)	5,181
Total	$2,087,069	$25,527	$(14,339)	$2,098,257
December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$961,442	$10,640	$(23,674)	$948,408
State and municipal securities	357,013	11,450	(3,993)	364,470
U.S. government agency and government-sponsored enterprise securities	335,671	434	(10,066)	326,039
U.S. government securities	21,081	—	(967)	20,114
Other securities	5,284	27	(231)	5,080
Total	$1,680,491	$22,551	$(38,931)	$1,664,111
Proceeds from sales of securities available-for-sale were $63,292 thousand, $166,881 thousand and $95,165 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides the gross realized gains and losses on the sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Gross realized gains	$553	$632	$4,447
Gross realized losses	(1)	(170)	(714)
Net realized gains	$552	$462	$3,733
The scheduled contractual maturities of investment securities available for sale at December 31, 2014 are presented as follows:

	December 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$18,872	$19,028
Due after one year through five years	426,532	426,035
Due after five years through ten years	534,515	537,175
Due after ten years	1,101,866	1,110,838
Other securities with no stated maturity	5,284	5,181
Total investment securities available-for-sale	$2,087,069	$2,098,257

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2014	December 31, 2013
	(in thousands)
Washington and Oregon State to secure public deposits	$328,400	$277,012
Federal Reserve Bank to secure borrowings	41,146	42,694
Other securities pledged	157,097	43,081
Total securities pledged as collateral	$526,643	$362,787
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$258,825	$(1,287)	$279,015	$(6,924)	$537,840	(8,211)
State and municipal securities	71,026	(543)	44,148	(982)	115,174	(1,525)
U.S. government agency and government-sponsored enterprise securities	105,250	(518)	216,221	(3,551)	321,471	(4,069)
U.S. government securities	—	—	19,450	(411)	19,450	(411)
Other securities	2,313	(2)	2,834	(121)	5,147	(123)
Total	$437,414	$(2,350)	$561,668	$(11,989)	$999,082	$(14,339)
December 31, 2013
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$492,921	$(10,991)	$121,303	$(12,684)	$614,224	$(23,675)
State and municipal securities	112,400	(3,069)	13,815	(923)	126,215	(3,992)
U.S. government agency and government-sponsored enterprise securities	260,001	(8,063)	28,447	(2,003)	288,448	(10,066)
U.S. government securities	20,114	(967)	—	—	20,114	(967)
Other securities	2,257	(58)	2,783	(173)	5,040	(231)
Total	$887,693	$(23,148)	$166,348	$(15,783)	$1,054,041	$(38,931)
At December 31, 2014, there were 125 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 43 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.
At December 31, 2014, there were 95 state and municipal government securities in an unrealized loss position, of which 44 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2014 none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.
At December 31, 2014, there were 34 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 17 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.
At December 31, 2014, there were two U.S. government securities in an unrealized loss position, both of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.
At December 31, 2014, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.
Securities Deemed to be Other-Than-Temporarily Impaired
During the fourth quarter of 2012, the Company received full payment on a municipal bond that was determined to be other-than-temporarily impaired during 2011 for which the Company recorded impairment of $3.0 million in 2011. The 2012 gain related to this security is recorded in the line item Investment securities gains(losses), net in the Consolidated Statements of Income.

5.	Loans
The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments are referred to collectively as loans, excluding purchased credit impaired loans. Purchased loans for which there was, at acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments are referred to as purchased credit impaired loans, or “PCI loans.”
The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

	December 31, 2014			December 31, 2013
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,119,565	$44,505	$2,164,070	$1,561,782	$60,942	$1,622,724
Real estate:
One-to-four family residential	175,571	26,993	202,564	108,317	33,943	142,260
Commercial and multifamily residential	2,363,541	128,769	2,492,310	2,080,075	154,191	2,234,266
Total real estate	2,539,112	155,762	2,694,874	2,188,392	188,134	2,376,526
Real estate construction:
One-to-four family residential	116,866	4,021	120,887	54,155	13,313	67,468
Commercial and multifamily residential	134,443	2,321	136,764	126,390	5,373	131,763
Total real estate construction	251,309	6,342	257,651	180,545	18,686	199,231
Consumer	364,182	23,975	388,157	357,014	30,083	387,097
Less: Net unearned income	(59,374)	—	(59,374)	(68,282)	—	(68,282)
Total loans, net of unearned income	5,214,794	230,584	5,445,378	4,219,451	297,845	4,517,296
Less: Allowance for loan and lease losses	(53,233)	(16,336)	(69,569)	(52,280)	(20,174)	(72,454)
Total loans, net	$5,161,561	$214,248	$5,375,809	$4,167,171	$277,671	$4,444,842
Loans held for sale	$1,116	$—	$1,116	$735	$—	$735
At December 31, 2014 and 2013, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon, and Idaho.

The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $13.2 million and $14.2 million at December 31, 2014 and 2013, respectively. During 2014, advances on related party loans totaled $5.7 million and repayments on related party loans totaled $6.7 million.
At December 31, 2014 and 2013, $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances. The Company has also pledged $46.0 million and $45.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at December 31, 2014 and 2013, respectively.
Nonaccrual loans totaled $31.4 million and $34.0 million at December 31, 2014 and 2013, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $2.2 million for 2014, $2.9 million for 2013 and $3.4 million for 2012. There were $1.4 million in loans 90 days past due and still accruing interest as of December 31, 2014 and no loans 90 days past due and still accruing interest as of December 31, 2013. At December 31, 2014 and 2013, there were $349 thousand and $28 thousand, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.
The following is an analysis of nonaccrual loans as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$16,552	$21,453	$12,433	$19,186
Unsecured	247	269	176	202
Real estate:
One-to-four family residential	2,822	5,680	2,667	4,678
Commercial and multifamily residential:
Commercial land	821	1,113	442	783
Income property	3,200	5,521	4,267	5,383
Owner occupied	3,826	5,837	6,334	7,486
Real estate construction:
One-to-four family residential:
Land and acquisition	95	112	3,246	6,601
Residential construction	370	370	459	1,928
Commercial and multifamily residential:
Owner occupied	480	489	—	—
Consumer	2,939	3,930	3,991	6,187
Total	$31,352	$44,774	$34,015	$52,434

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of December 31, 2014 and 2013:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,004,418	$5,137	$6,149	$1,372	$12,658	$16,552	$2,033,628
Unsecured	79,661	185	—	—	185	247	80,093
Real estate:
One-to-four family residential	167,197	1,700	45	—	1,745	2,822	171,764
Commercial and multifamily residential:
Commercial land	187,470	1,454	34	—	1,488	821	189,779
Income property	1,294,982	3,031	786	—	3,817	3,200	1,301,999
Owner occupied	839,689	937	289	—	1,226	3,826	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,462	953	—	—	953	95	16,510
Residential construction	97,821	326	—	4	330	370	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	—	73,783
Owner occupied	57,470	—	994	—	994	480	58,944
Consumer	341,032	933	118	10	1,061	2,939	345,032
Total	$5,158,985	$14,656	$8,415	$1,386	$24,457	$31,352	$5,214,794
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2013	(in thousands)
Commercial business:
Secured	$1,457,820	$12,713	$681	$—	$13,394	$12,433	$1,483,647
Unsecured	72,255	156	17	—	173	176	72,604
Real estate:
One-to-four family residential	100,591	1,993	641	—	2,634	2,667	105,892
Commercial and multifamily residential:
Commercial land	142,034	—	358	—	358	442	142,834
Income property	1,138,732	144	3,289	—	3,433	4,267	1,146,432
Owner occupied	749,561	4,714	—	—	4,714	6,334	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	8,225	199	—	—	199	3,246	11,670
Residential construction	41,533	—	—	—	—	459	41,992
Commercial and multifamily residential:
Income property	86,521	—	—	—	—	—	86,521
Owner occupied	38,916	—	—	—	—	—	38,916
Consumer	322,685	835	823	—	1,658	3,991	328,334
Total	$4,158,873	$20,754	$5,809	$—	$26,563	$34,015	$4,219,451

The following is an analysis of the impaired loans (see Note 1) as of December 31, 2014 and 2013:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,023,104	$10,524	$99	$99	$25	$10,425	$12,410
Unsecured	80,091	2	2	2	2	—	—
Real estate:
One-to-four family residential	169,619	2,145	424	465	120	1,721	2,370
Commercial and multifamily residential:
Commercial land	189,779	—	—	—	—	—	—
Income property	1,295,650	6,349	—	—	—	6,349	10,720
Owner occupied	835,895	8,846	582	582	27	8,264	12,732
Real estate construction:
One-to-four family residential:
Land and acquisition	16,401	109	109	109	67	—	—
Residential construction	98,521	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	—	—
Owner occupied	58,944	—	—	—	—	—	—
Consumer	344,908	124	—	—	—	124	201
Total	$5,186,695	$28,099	$1,216	$1,257	$241	$26,883	$38,433

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2013	(in thousands)
Commercial business:
Secured	$1,478,560	$5,087	$2,866	$2,885	$343	$2,221	$2,560
Unsecured	72,569	35	35	35	35	—	—
Real estate:
One-to-four family residential	104,272	1,620	442	479	138	1,178	2,119
Commercial and multifamily residential:
Commercial land	142,719	115	—	—	—	115	398
Income property	1,140,019	6,413	918	933	26	5,495	7,885
Owner occupied	749,601	11,008	3,802	3,817	1,073	7,206	10,464
Real estate construction:
One-to-four family residential
Land and acquisition	9,726	1,944	113	113	71	1,831	2,587
Residential construction	41,992	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	86,521	—	—	—	—	—	—
Owner occupied	38,916	—	—	—	—	—	—
Consumer	328,167	167	23	27	4	144	210
Total	$4,193,062	$26,389	$8,199	$8,289	$1,690	$18,190	$26,223

The following table provides additional information on impaired loans for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014		Year Ended December 31, 2013		Year ended December 31, 2012
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business
Secured	$7,345	$36	$5,636	$19	$8,978	$9
Unsecured	19	1	61	3	113	6
Real estate:
One-to-four family residential	2,094	49	1,665	63	2,130	—
Commercial & multifamily residential
Commercial land	82	—	1,691	—	3,124	—
Income property	6,782	270	8,910	238	7,895	77
Owner occupied	9,472	956	10,779	971	13,315	1,004
Real estate construction:
One-to-four family residential
Land and acquisition	694	6	2,624	6	4,465	—
Residential construction	—	—	420	—	3,223	11
Commercial & multifamily residential
Income property	—	—	—	—	3,169	—
Consumer	147	9	253	6	1,112	7
Total	$26,635	$1,327	$32,039	$1,306	$47,524	$1,114

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014			Year Ended December 31, 2013			Year ended December 31, 2012
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	4	$759	$759	2	$190	$190	1	$195	$194
Real estate:
One-to-four family residential	2	494	494	1	113	113	—	—	—
Commercial and multifamily residential:
Commercial land	—	—	—	1	137	137	—	—	—
Income property	1	143	126	4	1,186	1,186	1	4,279	2,650
Owner occupied	1	1,496	1,496	1	172	172	—	—	—
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	—	1	117	117	—	—	—
Consumer	—	—	—	2	53	53	—	—	—
Total	8	$2,892	$2,875	12	$1,968	$1,968	2	$4,474	$2,844
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had no commitments to lend additional funds on loans classified as TDR as of December 31, 2014 and 2013. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the years ended December 31, 2014, 2013, and 2012.
Purchased Credit Impaired Loans (“PCI Loans”)
PCI loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. Loans that have common risk characteristics are aggregated into pools. The Company remeasures contractual and expected cash flows, at the pool-level, on a quarterly basis.
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
The following is an analysis of our PCI loans, net of related allowance for losses as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Commercial business	$50,334	$72,870
Real estate:
One-to-four family residential	31,981	41,642
Commercial and multifamily residential	140,398	170,879
Total real estate	172,379	212,521
Real estate construction:
One-to-four family residential	4,353	14,781
Commercial and multifamily residential	2,588	6,869
Total real estate construction	6,941	21,650
Consumer	26,814	34,101
Subtotal of purchased credit impaired loans	256,468	341,142
Less:
Valuation discount resulting from acquisition accounting	25,884	43,297
Allowance for loan losses	16,336	20,174
PCI loans, net of valuation discounts and allowance for loan losses	$214,248	$277,671
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$103,907	$166,888	$259,669
Accretion	(36,066)	(51,816)	(86,671)
Disposals	(3,386)	(6,898)	(12,856)
Reclassifications from nonaccretable difference	9,394	(4,267)	6,746
Balance at end of period	$73,849	$103,907	$166,888
The Company did not acquire any loans accounted for under ASC 310-30 during 2014 or 2013.

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
Loans, excluding PCI loans
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

The general valuation allowance is calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level with respect to which an entity develops a methodology to determine its allowance for loan and lease losses is by general categories of loans, such as commercial business, real estate, and consumer. However, the Company’s methodology in determining its allowance for loan and lease losses is prepared in a more detailed manner at the loan class level, utilizing specific categories such as commercial business secured, commercial business unsecured, real estate commercial land, and real estate income property multifamily. The quantitative information uses historical losses from a specific loan class and incorporates the loan’s risk rating migration from origination to the point of loss based upon the consideration of an appropriate look back period.
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
We have used the same methodology for ALLL calculations during 2014, 2013 and 2012. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.
PCI Loans
Purchased credit impaired loans that have common risk characteristics are aggregated into loan pools. When required, we record impairment, at the pool-level, to adjust the pool’s carrying value to its net present value of expected future cash flows. Quarterly, we re-measure expected loan pool cash flows. If, due to credit deterioration, the present value of expected cash flows is less than carrying value, we reduce the loan pool’s carrying value by adjusting the allowance for loan losses with an impairment charge to earnings which is recorded as provision for loan losses. If credit quality improves and the present value of expected cash flows exceeds carrying value, we increase the loan pool’s carrying value by recapturing previously recorded allowance for loan losses, if any. See Note 5, Loans, for further discussion of the accounting for PCI loans.
Credit losses attributable to draws on purchased credit impaired loans, advanced subsequent to the loan purchase date, are accounted for under ASC 450-20 and those amounts are also subject to the Company’s internal and external credit review. An allowance for loan losses is estimated in a similar manner as the loan portfolio, excluding PCI loans, and a provision for loan losses is charged to earnings as necessary.

The following tables show a detailed analysis of the allowance for loan and lease losses for loans for the years ended December 31, 2014, 2013 and 2012:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2014	(in thousands)
Commercial business:
Secured	$31,027	$(4,159)	$2,637	$(3,582)	$25,923	$25	$25,898
Unsecured	696	(130)	370	(9)	927	2	925
Real estate:
One-to-four family residential	1,252	(230)	159	1,100	2,281	120	2,161
Commercial and multifamily residential:
Commercial land	489	(29)	70	269	799	—	799
Income property	9,234	(1,934)	819	1,040	9,159	—	9,159
Owner occupied	3,605	(1,030)	51	2,381	5,007	27	4,980
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	740	(153)	1,197	67	1,130
Residential construction	822	—	1,190	(152)	1,860	—	1,860
Commercial and multifamily residential:
Income property	285	—	—	337	622	—	622
Owner occupied	58	—	—	376	434	—	434
Consumer	2,547	(2,774)	1,353	2,054	3,180	—	3,180
Purchased credit impaired	20,174	(14,436)	7,721	2,877	16,336	—	16,336
Unallocated	1,655	—	—	189	1,844	—	1,844
Total	$72,454	$(24,722)	$15,110	$6,727	$69,569	$241	$69,328

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2013	(in thousands)
Commercial business:
Secured	$27,270	$(4,148)	$1,512	$6,393	$31,027	$343	$30,684
Unsecured	753	(794)	932	(195)	696	35	661
Real estate:
One-to-four family residential	694	(228)	270	516	1,252	138	1,114
Commercial and multifamily residential:
Commercial land	460	(20)	169	(120)	489	—	489
Income property	11,033	(1,405)	489	(883)	9,234	26	9,208
Owner occupied	6,362	(1,118)	375	(2,014)	3,605	1,073	2,532
Real estate construction:
One-to-four family residential:
Land and acquisition	1,171	(32)	2,553	(3,082)	610	71	539
Residential construction	635	(101)	112	176	822	—	822
Commercial and multifamily residential:
Income property	316	—	—	(31)	285	—	285
Owner occupied	102	—	—	(44)	58	—	58
Consumer	2,437	(2,242)	552	1,800	2,547	4	2,543
Purchased credit impaired	30,056	(13,853)	7,232	(3,261)	20,174	—	20,174
Unallocated	1,011	—	—	644	1,655	—	1,655
Total	$82,300	$(23,941)	$14,196	$(101)	$72,454	$1,690	$70,764

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2012	(in thousands)
Commercial business:
Secured	$24,745	$(10,029)	$1,354	$11,200	$27,270	$113	$27,157
Unsecured	689	(144)	194	14	753	92	661
Real estate:
One-to-four family residential	654	(549)	285	304	694	112	582
Commercial and multifamily residential:
Commercial land	488	(526)	63	435	460	—	460
Income property	9,551	(4,030)	905	4,607	11,033	1,040	9,993
Owner occupied	9,606	(918)	631	(2,957)	6,362	38	6,324
Real estate construction:
One-to-four family residential:
Land and acquisition	2,331	(989)	1,059	(1,230)	1,171	—	1,171
Residential construction	864	(617)	429	(41)	635	—	635
Commercial and multifamily residential:
Income property	665	(93)	66	(322)	316	—	316
Owner occupied	35	—	—	67	102	—	102
Consumer	2,719	(2,534)	1,171	1,081	2,437	—	2,437
Purchased credit impaired	4,944	(5,112)	4,332	25,892	30,056	—	30,056
Unallocated	694	—	—	317	1,011	—	1,011
Total	$57,985	$(25,541)	$10,489	$39,367	$82,300	$1,395	$80,905
Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$2,505	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	150	590	380
Ending balance	$2,655	$2,505	$1,915
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$1,963,210	$15,790	$54,628	$—	$—	$2,033,628
Unsecured	79,534	—	559	—	—	80,093
Real estate:
One-to-four family residential	163,914	55	7,795	—	—	171,764
Commercial and multifamily residential:
Commercial land	183,701	4,217	1,861	—	—	189,779
Income property	1,287,729	5,885	8,385	—	—	1,301,999
Owner occupied	825,694	7,876	11,171	—	—	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,307	167	1,036	—	—	16,510
Residential construction	96,031	909	1,581	—	—	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	73,783
Owner occupied	58,055	—	889	—	—	58,944
Consumer	339,695	68	5,269	—	—	345,032
Total	$5,086,653	$34,967	$93,174	$—	$—	5,214,794
Less:
Allowance for loan losses						53,233
Loans, excluding PCI loans, net						$5,161,561

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$1,372,038	$43,309	$68,300	$—	$—	$1,483,647
Unsecured	72,226	199	179	—	—	72,604
Real estate:
One-to-four family residential	98,626	1,567	5,699	—	—	105,892
Commercial and multifamily residential:
Commercial land	137,850	—	4,984	—	—	142,834
Income property	1,108,033	5,473	32,926	—	—	1,146,432
Owner occupied	748,725	—	11,884	—	—	760,609
Real estate construction:
One-to-four family residential:
Land and acquisition	7,526	—	4,144	—	—	11,670
Residential construction	36,270	2,352	3,370	—	—	41,992
Commercial and multifamily residential:
Income property	86,206	—	315	—	—	86,521
Owner occupied	38,916	—	—	—	—	38,916
Consumer	321,348	331	6,188	467	—	328,334
Total	$4,027,764	$53,231	$137,989	$467	$—	4,219,451
Less:
Allowance for loan losses						52,280
Loans, excluding PCI loans, net						$4,167,171

The following is an analysis of the credit quality of our PCI loan portfolio as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
PCI loans:
Commercial business:
Secured	$37,927	$937	$9,223	$—	$—	$48,087
Unsecured	2,156	—	91	—	—	2,247
Real estate:
One-to-four family residential	28,822	—	3,159	—	—	31,981
Commercial and multifamily residential:
Commercial land	9,104	—	6,240	—	—	15,344
Income property	51,435	1,892	7,186	—	—	60,513
Owner occupied	58,629	346	5,566	—	—	64,541
Real estate construction:
One-to-four family residential:
Land and acquisition	1,595	—	913	—	—	2,508
Residential construction	741	—	1,104	—	—	1,845
Commercial and multifamily residential:
Income property	1,435	—	227	—	—	1,662
Owner occupied	926	—	—	—	—	926
Consumer	24,037	—	2,777	—	—	26,814
Total	$216,807	$3,175	$36,486	$—	$—	256,468
Less:
Valuation discount resulting from acquisition accounting						25,884
Allowance for loan losses						16,336
PCI loans, net						$214,248

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2013	(in thousands)
PCI loans:
Commercial business:
Secured	$48,510	$2,849	$18,291	$—	$—	$69,650
Unsecured	2,732	396	92	—	—	3,220
Real estate:
One-to-four family residential	35,066	1,842	4,734	—	—	41,642
Commercial and multifamily residential:
Commercial land	10,778	198	7,589	—	—	18,565
Income property	55,985	3,950	10,657	—	—	70,592
Owner occupied	67,653	111	13,958	—	—	81,722
Real estate construction:
One-to-four family residential:
Land and acquisition	4,674	2,739	1,936	—	—	9,349
Residential construction	3,008	—	2,424	—	—	5,432
Commercial and multifamily residential:
Income property	3,806	—	1,709	—	—	5,515
Owner occupied	1,074	—	280	—	—	1,354
Consumer	30,722	33	3,319	27	—	34,101
Total	$264,008	$12,118	$64,989	$27	$—	341,142
Less:
Valuation discount resulting from acquisition accounting						43,297
Allowance for loan losses						20,174
PCI loans, net						$277,671

7.	Other Real Estate Owned
The following table sets forth activity in OREO for the period:

	December 31, 2014	December 31, 2013
	(in thousands)
Balance, beginning of period	$35,927	$26,987
Established through acquisitions	2,752	14,708
Transfers in, net of write-downs ($0 and $90, respectively)	10,200	18,100
Additions to OREO	—	3,577
Additional OREO write-downs	(4,039)	(2,035)
Proceeds from sale of OREO property	(28,559)	(35,949)
Net gain on sale of OREO	5,909	10,539
Total OREO, end of period	$22,190	$35,927
8. FDIC Loss-sharing Asset and Covered Assets
We are a party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on acquired covered loans and other real estate owned. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for commercial and single-family mortgage loans are in effect for five and ten years, respectively, from the acquisition dates and the loss recovery provisions are in effect for eight and ten years, respectively, from the acquisition dates.
Ten years and forty-five days after the acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of December 31, 2014 and 2013, the net present value of the Bank’s estimated clawback liability is $4.2 million and $3.9 million, respectively, which is included in other liabilities on the consolidated balance sheet.
At December 31, 2014 and 2013, the FDIC loss-sharing asset is comprised of an FDIC indemnification asset of $13.1 million and $37.9 million, respectively, and an FDIC receivable of $2.1 million and $2.0 million, respectively. The indemnification represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
For purchased credit impaired loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the quarterly remeasurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC. Consistent with the loss-sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured as 80% of the resulting impairment.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the years ending December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Balance at beginning of period	$39,846	$96,354
Adjustments not reflected in income:
Cash received from the FDIC, net	(2,499)	(9,246)
FDIC reimbursable recoveries, net	(2,184)	(2,245)
Adjustments reflected in income:
Amortization, net	(21,279)	(36,729)
Loan impairment (recapture)	2,301	(2,609)
Sale of other real estate	(2,179)	(6,177)
Write-downs of other real estate	1,065	364
Other	103	134
Balance at end of period	$15,174	$39,846
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	December 31, 2014
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$1,183	$4,927	$4,712	$4,352	$15,174
Clawback liability	$4,017	$157	$—	$—	$4,174
Non-single family covered assets	$115,230	$17,984	$14,352	$27,281	$174,847
Single family covered assets	$11,166	$26,587	$6,530	$2,516	$46,799

Loss-sharing expiration dates:
Non-single family	First Quarter 2015	First Quarter 2015	Second Quarter 2016	Second Quarter 2016
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021

9.	Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2014	2013
	(in thousands)
Land	$52,338	$48,992
Buildings	103,240	94,878
Leasehold improvements	21,199	14,254
Furniture and equipment	28,486	29,465
Vehicles	596	546
Computer software	15,666	17,490
Total cost	221,525	205,625
Less accumulated depreciation and amortization	(49,435)	(50,893)
Total	$172,090	$154,732
Total depreciation and amortization expense was $10.9 million, $10.2 million, and $6.3 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

10.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 31, 2014 and concluded that there was no impairment. As of December 31, 2014 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the period:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Total goodwill, beginning of period	$343,952	$115,554	$115,554
Established through acquisitions	38,585	228,398	—
Total goodwill, end of period	382,537	343,952	115,554
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	47,698	32,441	32,441
Accumulated amortization, beginning of period	(22,765)	(16,720)	(12,275)
Core deposit intangible, net, beginning of period	24,933	15,721	20,166
Established through acquisitions	10,900	15,257	—
CDI current period amortization	(6,293)	(6,045)	(4,445)
Total core deposit intangible, end of period	29,540	24,933	15,721
Intangible assets not subject to amortization	919	919	—
Other intangible assets, net at end of period	30,459	25,852	15,721
Total goodwill and intangible assets, end of period	$412,996	$369,804	$131,275

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2015	$6,882
2016	5,945
2017	4,913
2018	3,855
2019	2,951

11.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2014	2013
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$2,651,373	$2,171,703
Interest-bearing demand	1,304,258	1,170,006
Money market	1,760,331	1,569,261
Savings	615,721	496,444
Certificates of deposit less than $100,000	288,261	288,943
Total core deposits	6,619,944	5,696,357
Certificates of deposit greater than $100,000	202,014	201,498
Certificates of deposit insured through CDARS®	18,429	19,488
Brokered money market accounts	83,402	41,765
Subtotal	6,923,789	5,959,108
Valuation adjustment resulting from acquisition accounting	933	367
Total deposits	$6,924,722	$5,959,475
Overdrafts of $1.3 million and $1.1 million were reclassified as loan balances at December 31, 2014 and 2013, respectively.
The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2015	$162,828
2016	40,375
2017	8,069
2018	3,822
2019	3,982
Thereafter	108
Total	$219,184

12.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. At December 31, 2014 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Within 1 year	0.27%	$210,000
Over 1 through 5 years	5.66%	1,000
Due after 10 years	5.37%	5,000
Total		216,000
Valuation adjustment from acquisition accounting		568
Total		$216,568
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(dollars in thousands)
Balance at end of year	$216,568	$36,606	$6,644
Average balance during the year	$44,876	$51,030	$100,337
Maximum month-end balance during the year	$216,568	$190,631	$118,967
Weighted average rate during the year	0.74%	1.12%	2.79%
Weighted average rate at December 31	0.41%	1.09%	5.42%
FHLB advances are collateralized by the following:

	December 31,
	2014	2013
	(in thousands)
Recorded value of blanket pledge on loans receivable	$1,083,879	$1,075,389
Total	$1,083,879	$1,075,389
FHLB borrowing capacity	$865,138	$1,037,159
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
The following table shows amounts pledged to the Federal Reserve Bank:

	December 31,
	2014	2013
	(in thousands)
Fair value of investment securities	$40,128	$40,210
Recorded value of pledged commercial loans	46,002	45,242
Total	$86,130	$85,452
Federal Reserve Bank borrowing capacity	$86,130	$85,452

13.	Securities Sold Under Agreements to Repurchase
Securities Sold Under Agreements to Repurchase - Term
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2014 and 2013, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.4 million at December 31, 2014 were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement in 2018, the pledged securities will be returned to the Company.
Securities Sold Under Agreements to Repurchase - Sweep
These sweep repurchase agreements are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the consolidated financial statements. These agreements had a balance of $80.1 million and a weighted average interest rate of 0.12% at December 31, 2014. All of these repurchase agreements in existence at December 31, 2014 mature on a daily basis. Securities available for sale with a carrying amount of $103.0 million at December 31, 2014 were pledged as collateral for the repurchase agreement borrowings related to the acquisition of Intermountain.
14. Other Borrowings
On November 1, 2014, with its acquisition of Intermountain, the Company assumed $16.5 million of trust preferred obligations. The Company redeemed $8.3 million of these obligations on December 26, 2014. At December 31, 2014, the remaining $8.2 million of obligations bore interest at a rate of 3.03%, paid quarterly. Subsequent to year-end, on January 7, 2015, the Company redeemed the remaining trust preferred obligations.

15.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2014 and 2013 was $215.6 million and $179.5 million, respectively. During 2014 a mark-to-market loss of $51 thousand was recorded to other noninterest expense. There was no earnings impact for the years ending December 31, 2013 and 2012.

The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2014 and 2013:

	Asset Derivatives				Liability Derivatives
	2014		2013		2014		2013
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$11,800	Other assets	$9,044	Other liabilities	$11,851	Other liabilities	$9,044
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
December 31, 2014	(in thousands)
Assets
Interest rate contracts	$11,800	$—	$11,800	$—	$11,800
Liabilities
Interest rate contracts	$11,851	$—	$11,851	$(11,851)	$—
Repurchase agreements	$105,080	$—	$105,080	$(105,080)	$—

December 31, 2013
Assets
Interest rate contracts	$9,044	$—	$9,044	$—	$9,044
Liabilities
Interest rate contracts	$9,044	$—	$9,044	$(9,044)	$—
Repurchase agreements	$25,000	$—	$25,000	$(25,000)	$—

16.	Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed six months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $2.0 million during 2014, $1.9 million during 2013, and $1.4 million during 2012, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $4.4 million during 2014, $4.0 million during 2013 and $2.9 million during 2012.

Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 34,168 shares for $904 thousand in 2014, 32,598 shares for $686 thousand in 2013 and 39,393 shares for $725 thousand in 2012. At December 31, 2014 there were 541,744 shares available for purchase under the ESP plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2014 and 2013 the liability associated with these plans was $4.8 million and $4.7 million, respectively. Expense associated with these plans for the years ended December 31, 2014, 2013 and 2012 was $588 thousand, $458 thousand and $677 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using the “RP-2000 Annuity Mortality Table” for the mortality assumptions and discount rate of 5.10% for both 2014 and 2013. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$16,423	$11,616
Established through acquisitions	511	3,398
Change in actuarial loss	—	2,212
Benefit expense	1,325	1,880
Benefit payments	(1,718)	(2,683)
Balance at end of year	$16,541	$16,423
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2015	$975
2016	994
2017	1,088
2018	1,349
2019	1,384
2020 through 2024	9,580
Total	$15,370

17.	Commitments and Contingent Liabilities
Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2015 and 2045. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2014, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2015	$8,557
2016	6,602
2017	5,353
2018	4,671
2019	4,308
Thereafter	18,121
Total minimum payments	$47,612
Total rental expense on buildings and equipment, net of rental income of $756 thousand, $673 thousand and $639 thousand, was $8.3 million, $8.5 million and $4.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2014 and 2013, the Company’s loan commitments amounted to $1.58 billion and $1.37 billion, respectively. Standby letters of credit were $36.7 million at both December 31, 2014 and 2013. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $4.4 million and $2.7 million at December 31, 2014 and 2013, respectively.
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
Warrants to Purchase Common Stock. In conjunction with the acquisition of West Coast, the Company issued Amended and Restated Warrants (the “Warrants”) to purchase shares of Company common stock at an exercise price of $8.58 per share. The Company’s Amended and Restated Warrants amended and restated the Class C Warrants previously issued by West Coast. The Warrants were immediately exercisable and will expire on October 23, 2016. At December 31, 2014, there were no remaining warrants outstanding. During the year ended December 31, 2014, 1,722,497 common shares were issued from the exercise of warrants.

Dividends. On January 23, 2014, the Company declared a quarterly cash dividend of $0.12 per common share and common share equivalent for holders of preferred stock, payable on February 19, 2014 to shareholders of record as of the close of business on February 5, 2014.
On April 23, 2014 the Company declared a quarterly cash dividend of $0.12 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.12 per common share and common share equivalent for holders of preferred stock, both payable on May 21, 2014 to shareholders of record at the close of business May 7, 2014.
On July 23, 2014 the Company declared a quarterly cash dividend of $0.14 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.14 per common share and common share equivalent for holders of preferred stock, both payable on August 20, 2014 to shareholders of record at the close of business August 6, 2014.
On October 23, 2014 the Company declared a quarterly cash dividend of $0.16 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.14 per common share and common share equivalent for holders of preferred stock, both payable on November 19, 2014 to shareholders of record at the close of business October 31, 2014.
Subsequent to year end, on January 29, 2015 the Company declared a quarterly cash dividend of $0.16 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.14, both payable on February 25, 2015, to shareholders of record at the close of business on February 11, 2015.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Stock Repurchase Program
In 2011, the board of directors authorized the repurchase of 2 million shares of Columbia common stock. The Company may purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. No shares were repurchased under the stock repurchase program during 2014, 2013 or 2012.

19. Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Year ended December 31, 2014	(in thousands)
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive income (2)	(352)	95	(257)
Net current-period other comprehensive income	17,570	95	17,665
Ending balance	$7,462	$(1,841)	$5,621
Year Ended December 31, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(30,727)	(1,432)	(32,159)
Amounts reclassified from accumulated other comprehensive income (2)	(299)	265	(34)
Net current-period other comprehensive loss	(31,026)	(1,167)	(32,193)
Ending balance	$(10,108)	$(1,936)	$(12,044)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.
The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2014 and :

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected line Item in the Consolidated Statement of Income
	Years Ended
	December 31, 2014	December 31, 2013
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$552	$462	Investment securities gains, net
	552	462	Total before tax
	(200)	(163)	Income tax provision
	$352	$299	Net of tax

Amortization of pension plan liability actuarial losses	$(149)	$(400)	Compensation and employee benefits
	(149)	(400)	Total before tax
	54	135	Income tax benefit
	$(95)	$(265)	Net of tax

20.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2014 and 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,162,387	$—	$1,162,387	$—
State and municipal securities	496,484	—	496,484	—
U.S. government agency and government-sponsored enterprise securities	413,706	—	413,706	—
U.S. government securities	20,499	20,499	—	—
Other securities	5,181	—	5,181	—
Total securities available for sale	$2,098,257	$20,499	$2,077,758	$—
Other assets (Interest rate contracts)	$11,800	$—	$11,800	$—
Liabilities
Other liabilities (Interest rate contracts)	$11,851	$—	$11,851	$—

	Fair value at December 31, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$948,408	$—	$948,408	$—
State and municipal debt securities	364,470	—	364,470	—
U.S. government agency and government-sponsored enterprise securities	326,039	—	326,039	—
U.S. government securities	20,114	20,114	—	—
Other securities	5,080	—	5,080	—
Total securities available for sale	$1,664,111	$20,114	$1,643,997	$—
Other assets (Interest rate contracts)	$9,044	$—	$9,044	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,044	$—	$9,044	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the years ended December 31, 2014 and 2013. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
Other real estate owned —OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is recorded at the lower of the carrying amount or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings. The initial and subsequent write-down evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2014 and 2013:

	Fair value at December 31, 2014	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2014
		Level 1	Level 2	Level 3
	(in thousands)
OREO	$5,365	$—	$—	$5,365	$1,008
	$5,365	$—	$—	$5,365	$1,008

	Fair value at December 31, 2013	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2013
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$8,973	$—	$—	$8,973	$1,536
OREO (1)	5,693	—	—	5,693	1,230
	$14,666	$—	$—	$14,666	$2,766
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to combining historically reported noncovered OREO and covered OREO into one line item for OREO.

The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. For 2014, there were no losses recorded during the period to loans still held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent write-downs from updated appraisals that were charged to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2014 and 2013, along with the valuation techniques used, are shown in the following tables:

	Fair value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
OREO	$5,365	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$8,973	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
OREO (3)	5,693	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable and inventory).
(2) Quantitative disclosures are not provided for impaired loans and OREO because there were no adjustments made to the appraisal value during the current period.
(3) Reclassified to conform to the current period’s presentation. The reclassification was limited to combining historically reported noncovered OREO and covered OREO into one line item for OREO.

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2014 or 2013 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For purchased credit impaired loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2014 (Level 3).
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset is estimated based on discounting the expected future cash flows using an estimated market rate (Level 3).
Interest rate contracts—Interest rate contracts are valued in models, which use readily observable market parameters as their basis (Level 2).
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
Repurchase agreements—The fair value of term repurchase agreements is estimated based on discounting the future cash flows using the market rate currently offered. The carrying amount of sweep repurchase agreements approximates their fair values due to the short period of time between repricing dates (Level 2).
Other Borrowings— Other borrowings are trust preferred obligations assumed by the Company in the Intermountain acquisition. The fair value is estimated as the carrying value as these obligations are redeemable and a market participant would expect redemption in the near-term. Subsequent to year-end, on January 7, 2015, the Company redeemed these trust preferred obligations (Level 2).
Other financial instruments—The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$171,221	$171,221	$171,221	$—	$—
Interest-earning deposits with banks	16,949	16,949	16,949	—	—
Securities available for sale	2,098,257	2,098,257	20,499	2,077,758	—
FHLB stock	33,365	33,365	—	33,365	—
Loans held for sale	1,116	1,116	—	1,116	—
Loans	5,375,809	5,516,286	—	—	5,516,286
FDIC loss-sharing asset	15,174	4,054	—	—	4,054
Interest rate contracts	11,800	11,800	—	11,800	—
Liabilities
Deposits	$6,924,722	$6,921,804	$6,416,017	$505,787	$—
FHLB advances	216,568	217,296	—	217,296	—
Repurchase agreements	105,080	106,171	—	106,171	—
Other borrowings	8,248	8,248	—	8,248	—
Interest rate contracts	11,851	11,851	—	11,851	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$165,030	$165,030	$165,030	$—	$—
Interest-earning deposits with banks	14,531	14,531	14,531	—	—
Securities available for sale	1,664,111	1,664,111	20,114	1,643,997	—
FHLB stock	32,529	32,529	—	32,529	—
Loans held for sale	735	735	—	735	—
Loans	4,444,842	4,605,038	—	—	4,605,038
FDIC loss-sharing asset	39,846	11,248	—	—	11,248
Interest rate contracts	9,044	9,044	—	9,044	—
Liabilities
Deposits	$5,959,475	$5,958,747	$5,449,546	$509,201	$—
FHLB advances	36,606	35,080	—	35,080	—
Repurchase agreements	25,000	26,361	—	26,361	—
Interest rate contracts	9,044	9,044	—	9,044	—

21.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands except per share)
Basic EPS:
Net income	$81,574	$60,016	$46,143
Less: Earnings allocated to participating securities
Preferred shares	157	95	—
Nonvested restricted shares	780	523	443
Earnings allocated to common shareholders	$80,637	$59,398	$45,700
Weighted average common shares outstanding	52,618	47,993	39,260
Basic earnings per common share	$1.53	$1.24	$1.16
Diluted EPS:
Earnings allocated to common shareholders (1)	$80,640	$59,407	$45,700
Weighted average common shares outstanding	52,618	47,993	39,260
Dilutive effect of equity awards and warrants	565	1,058	3
Weighted average diluted common shares outstanding	53,183	49,051	39,263
Diluted earnings per common share	$1.52	$1.21	$1.16
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	64	64	9
 __________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

22.	Share-Based Payments
At December 31, 2014, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 1,800,000 shares.
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

A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2014, 2013 and 2012 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	362,675	$19.24
Granted	180,841	$21.32
Vested	(118,511)	$21.65
Forfeited	(40,915)	$18.60
Nonvested at December 31, 2012	384,090	$19.54
Granted	203,441	$20.78
Vested	(117,153)	$16.90
Forfeited	(59,780)	$20.24
Nonvested at December 31, 2013	410,598	$20.79
Granted	246,068	$25.97
Vested	(108,371)	$21.45
Forfeited	(28,510)	$21.92
Nonvested at December 31, 2014	519,785	$23.03
As of December 31, 2014, there was $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2014, 2013, and 2012 was $2.3 million, $2.5 million, and $2.5 million, respectively.
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

A summary of option activity under the Plan as of December 31, 2014, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2013	116,197	$65.01
Forfeited	(8,753)	$75.32
Expired	(22,330)	$91.95
Exercised	(9,116)	$12.09
Balance at December 31, 2014	75,998	$62.41	2.4	$391
Vested or expected to vest at December 31, 2014	75,998	$62.41	2.4	$391
Total Exercisable at December 31, 2014	75,998	$62.41	2.4	$391

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $138 thousand, $410 thousand, and $5 thousand, respectively. The weighted average grant-date fair value of options granted in during the year ended December 31, 2013 was $3.06. There were no options granted during the years ended December 31, 2014 and 2012. There were no options that vested during the years ended December 2014, 2013, and 2012.
As of December 31, 2014, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$0.00 - $9.99	21,579	4.3	$9.91	21,579	$9.91
$10.00 - $19.99	600	2.6	$12.61	600	$12.61
$30.00 - $39.99	4,051	2.1	$30.86	4,051	$30.86
$40.00 - $49.99	349	3.5	$44.49	349	$44.49
$50.00 - $136.93	49,419	1.6	$88.65	49,419	$88.65
	75,998	2.4	$62.41	75,998	$62.41
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the 12 months ended December 31, 2014, 2013 and 2012, the Company recognized pre-tax share-based compensation expense of $2.9 million, $2.8 million and $1.6 million, respectively.

23.	Income Tax
The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current tax expense	$21,565	$21,581	$21,218
Deferred tax expense (benefit)	14,646	5,413	(3,656)
Total	$36,211	$26,994	$17,562

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013 (1)
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$26,341	$27,196
Supplemental executive retirement plan	9,037	8,565
Stock option and restricted stock	1,177	917
OREO	1,101	7,929
Nonaccrual interest	68	2,354
Purchase accounting	15,272	15,551
Unrealized loss on investment securities	—	7,176
Net operating losses and credit carryforwards (1)	14,929	1,250
Other (1)	532	491
Total deferred tax assets	68,457	71,429
Deferred tax liabilities:
Asset purchase tax basis difference	(6,595)	(7,754)
FHLB stock dividends	(4,086)	(4,159)
Deferred loan fees	(4,691)	(4,512)
Unrealized gain on investment securities	(2,987)	—
Depreciation	(5,394)	(7,076)
Total deferred tax liabilities	(23,753)	(23,501)
Net deferred tax asset	$44,704	$47,928
__________
(1) Reclassified to conform to current period presentation. The reclassification was limited to including previously reported amounts for net operating losses and credit carryforwards, which had been included in the row for other deferred tax assets into a separate row.
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2014		2013 (1)		2012 (1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$41,225	35%	$30,454	35%	$22,297	35%
Reduction resulting from:
Tax exempt instruments	(5,328)	(5)%	(4,113)	(5)%	(3,906)	(6)%
Life insurance proceeds	(1,352)	(1)%	(1,250)	(1)%	(1,001)	(2)%
Acquisition costs	448	—%	1,362	2%	—	—%
Other, net (1)	1,218	2%	541	—%	172	—%
Income tax provision	$36,211	31%	$26,994	31%	$17,562	27%
__________
(1) Reclassified to conform to current period presentation. The reclassification was limited to including previously reported amounts for tax credits in the row for other, net.
As of December 31, 2014 and 2013, we had no unrecognized tax benefits. There were no amounts related to interest and penalties recognized for the years ended December 31, 2014 and 2013. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2014, 2013, 2012 and 2011. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of of $30.7 million, $38.1 million and $13.5 million , respectively, which begin to expire in 2024 and federal and Oregon credit carryforwards of $561 thousand and $1.6 million, respectively. Federal credit carryforwards related to alternative minimum taxes, and have no expiration, while the Oregon credit carryforwards begin to expire in 2015. The amount of carryforwards that may be utilized annually is limited under Sections 382 and 383 as a result of changes in control. Management believes that these carryforwards will be used in the normal course of business, and as such, has not recorded a valuation allowance.

24.	Regulatory Capital Requirements
The Company (on a consolidated basis) and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its banking subsidiary’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2014 and 2013, that the Company and Columbia Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category. The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2014 and 2013, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2014
Total Capital (to risk-weighted assets):
The Company	$890,029	14.13%	$503,989	8.0%	N/A	N/A
Columbia Bank	$860,755	13.67%	$503,852	8.0%	$629,816	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$817,805	12.98%	$251,995	4.0%	N/A	N/A
Columbia Bank	$788,531	12.52%	$251,926	4.0%	$377,889	6.0%
Tier 1 Capital (to average assets):
The Company	$817,805	10.57%	$309,579	4.0%	N/A	N/A
Columbia Bank	$788,531	9.79%	$322,029	4.0%	$402,537	5.0%
As of December 31, 2013
Total Capital (to risk-weighted assets):
The Company	$760,349	14.68%	$414,300	8.0%	N/A	N/A
Columbia Bank	$700,099	13.52%	$414,238	8.0%	$517,797	10.0%
Tier 1 Capital (to risk-weighted assets):
The Company	$695,489	13.43%	$207,150	4.0%	N/A	N/A
Columbia Bank	$635,248	12.27%	$207,119	4.0%	$310,678	6.0%
Tier 1 Capital (to average assets):
The Company	$695,489	10.19%	$272,891	4.0%	N/A	N/A
Columbia Bank	$635,248	9.29%	$273,560	4.0%	$341,950	5.0%

25.	Branch Sales
On August 23, 2014, Columbia completed a branch sale transaction to Sound Community Bank. In the transaction, Columbia sold three branches and related assets and deposit liabilities to Sound Community Bank. The transaction was completed with a transfer of $22.2 million in deposits to Sound Community Bancorp in exchange for a deposit premium of 2.35%. Also included in the branch sale were $1.1 million in loans and $3.8 million in premises and equipment. The Company recognized a gain of $565 thousand related to the deposit premium, which was recorded in the line item Other noninterest income in the consolidated statements of income. In addition, the Company recorded a $50 thousand loss on the disposal of premises and equipment related to this transaction, which was recorded in the line item Other noninterest expense in the consolidated statements of income.

26.	Parent Company Financial Information
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income
Dividend from banking subsidiary	$16,200	$183,000	$48,950
Interest-earning deposits	25	68	153
Other income	10	7	—
Total income	16,235	183,075	49,103
Expense
Compensation and employee benefits	530	658	182
Other borrowings	83	258	—
Other expense	1,433	4,162	1,193
Total expenses	2,046	5,078	1,375
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	14,189	177,997	47,728
Income tax benefit	(704)	(1,552)	(435)
Income before equity in undistributed net income of subsidiaries	14,893	179,549	48,163
Equity in undistributed net income (loss) of subsidiaries	66,681	(119,533)	(2,020)
Net income	$81,574	$60,016	$46,143
Condensed Balance Sheets—Parent Company Only

	December 31,
	2014	2013
	(in thousands)
Assets
Cash and due from banking subsidiary	$10,322	$3,006
Interest-earning deposits	12,274	50,678
Total cash and cash equivalents	22,596	53,684
Investment in banking subsidiary	1,207,143	993,002
Investment in other subsidiaries	5,351	5,037
Other assets	5,273	1,952
Total assets	$1,240,363	$1,053,675
Liabilities and Shareholders’ Equity
Other borrowings	$8,248	$—
Other liabilities	3,940	426
Total liabilities	12,188	426
Shareholders’ equity	1,228,175	1,053,249
Total liabilities and shareholders’ equity	$1,240,363	$1,053,675

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating Activities
Net income	$81,574	$60,016	$46,143
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	(66,681)	119,533	2,020
Stock-based compensation expense	2,859	2,844	1,622
Net changes in other assets and liabilities	(403)	6,830	(264)
Net cash provided by operating activities	17,349	189,223	49,521
Investing Activities
Net cash acquired (paid) in business combinations	10,277	(53,159)	—
Net cash provided by (used in) investing activities	10,277	(53,159)	—
Financing Activities
Preferred stock dividends	(96)	(32)	—
Common stock dividends	(49,494)	(19,858)	(38,824)
Repayment of other borrowings	(14,636)	(51,000)	—
Exercise of warrants	5,000	—	—
Purchase and retirement of common stock	(622)	(429)	—
Proceeds from exercise of stock options	929	1,092	713
Downstream stock offering proceeds to the Bank	—	(100,000)	—
Excess tax benefit associated with share-based compensation	205	1,203	—
Net cash used in financing activities	(58,714)	(169,024)	(38,111)
Increase (decrease) in cash and cash equivalents	(31,088)	(32,960)	11,410
Cash and cash equivalents at beginning of year	53,684	86,644	75,234
Cash and cash equivalents at end of year	$22,596	$53,684	$86,644

27.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2014
Total interest income	$74,925	$76,087	$77,133	$79,897	$308,042
Total interest expense	985	963	913	1,133	3,994
Net interest income	73,940	75,124	76,220	78,764	304,048
Provision for loan and lease losses	1,922	2,117	980	1,708	6,727
Noninterest income	14,008	14,627	15,930	15,185	59,750
Noninterest expense	57,386	57,764	59,982	64,154	239,286
Income before income taxes	28,640	29,870	31,188	28,087	117,785
Provision for income taxes	8,796	8,643	9,605	9,167	36,211
Net income	$19,844	$21,227	$21,583	$18,920	$81,574
Per common share (1)
Earnings (basic)	$0.38	$0.40	$0.41	$0.34	$1.53
Earnings (diluted)	$0.37	$0.40	$0.41	$0.34	$1.52
2013
Total interest income	$54,761	$82,268	$81,599	$78,307	$296,935
Total interest expense	1,279	2,279	1,184	1,098	5,840
Net interest income	53,482	79,989	80,415	77,209	291,095
Provision (recapture) for loan and lease losses	(20)	288	3,313	(3,682)	(101)
Noninterest income	1,658	6,808	7,622	10,612	26,700
Noninterest expense	38,049	64,504	64,714	63,619	230,886
Income before income taxes	17,111	22,005	20,010	27,884	87,010
Provision for income taxes	4,935	7,414	6,734	7,911	26,994
Net income	$12,176	$14,591	$13,276	$19,973	$60,016
Per common share (1)
Earnings (basic)	$0.31	$0.28	$0.26	$0.39	$1.24
Earnings (diluted)	$0.31	$0.28	$0.25	$0.38	$1.21
 __________
(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the control criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded from its assessment the internal control over financial reporting at Intermountain Community Bancorp (“Intermountain”), the parent of Panhandle State Bank, which was acquired on November 1, 2014 and whose financial data and results constituted, of the consolidated financial statement amounts, approximately 9% of loans (net of allowance for loan losses), 11% of deposits, 11% of total assets and 2% of net interest income as of and for the year ended December 31, 2014.
Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal year that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Intermountain Community Bancorp (“Intermountain”), the parent of Panhandle State Bank, which was acquired on November 1, 2014 and whose financial data and results constitute approximately 9% of loans (net of allowance for loan losses), 11% of deposits, 11% of total assets, and 2% of net interest income as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Intermountain.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 27, 2015

ITEM 9B.    OTHER INFORMATION
Director Retirement
On February 25, 2015, James M. Will notified the Company that he had decided not to stand for reelection as a director of the Company at our 2015 Annual Meeting of Shareholders (the “Annual Meeting”). Mr. Will will continue to serve as a director until his term expires at the Annual Meeting. His decision was not the result of any disagreement with the Company regarding its operations, policies, or practices.
Certain Executive Arrangements
On February 27, 2015, the Company and the Bank entered into an amendment to the employment agreement with Melanie J. Dressel, President and Chief Executive Officer. Previously, in February 2009, in connection with our voluntary participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (“TARP”), Ms. Dressel’s employment agreement was amended to provide that total payments and benefits otherwise payable to Ms. Dressel under the employment agreement upon the occurrence of a change in control-related event would be limited to an amount equal to $1 less than any “parachute payment” amount received. In 2010, the Company repaid in full all of our TARP obligations and cancelled all of our equity interests held by the U.S. Department of Treasury. The February 27, 2015 amendment removes this cut-back related to our TARP participation and provides that Ms. Dressel and the Company will cooperate and use all reasonable efforts, in compliance with applicable law, to minimize the amount of any excise tax imposed by Section 4999 of the Internal Revenue Code.
On February 27, 2015, the Bank also entered into an amendment to the second amended and restated supplemental executive retirement plan agreement with Ms. Dressel, as well as amended and restated supplemental executive retirement plan agreements with each of Clint E. Stein, Executive Vice President and Chief Financial Officer and Andrew L. McDonald, Executive Vice President and Chief Credit Officer. Pursuant to these agreements, certain fixed dollar amounts for, or fixed dollar caps on, the base annual retirement amount, before any applicable adjustments, were amended to provide that the applicable base annual retirement amount, before any applicable adjustments, will be an amount equal to 60% of the average of the applicable executive’s three highest years of base salary. The agreements also reflect certain other immaterial changes to update and standardize the agreements as well as to simplify administration.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2015 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2014 fiscal year and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding “Executive Compensation” will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” will be set forth in the Proxy Statement and is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding “Certain Relationships and Related Transactions, and Director Independence” will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding “Principal Accounting Fees and Services” will be set forth in the Proxy Statement and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2015.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February 2015.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer
Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 27, 2015 as attorney in fact for the following directors who constitute a majority of the board of directors.

[David A. Dietzler]	[Michelle M. Lantow]
[Craig D. Eerkes]	[S. Mae Fujita Numata]
[Ford Elsaesser]	[Daniel C. Regis]
[Mark A. Finkelstein]	[Betsy W. Seaton]
[John P. Folsom]	[William T. Weyerhaeuser]
[Frederick M. Goldberg]	[James M. Will]
[Thomas M. Hulbert]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 27, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of July 23, 2014, by and between Columbia Banking System, Inc. and Intermountain Community Bancorp (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen of common stock certificate (4)

4.2
Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1*	Amended and Restated Stock Option and Equity Compensation Plan (5)

10.2*	Form of Stock Option Agreement (6)

10.3*	Form of Restricted Stock Agreement (6)

10.4*	Form of Stock Appreciation Right Agreement (6)

10.5*	Form of Restricted Stock Unit Agreement (6)

10.6*	Form of Long-Term Restricted Stock Agreement (7)

10.7*	Amended and Restated Employee Stock Purchase Plan (8)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (9)

10.9*	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (10)

10.10*	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (11)

10.11*	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (12)

10.12*	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (13)

10.13*	Change in Control Agreement between the Bank and Mark W. Nelson dated as of October 23, 2012 (14)

10.14*	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2012 (14)

10.15*	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (15)

10.16*	Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel and Mark W. Nelson, respectively (16)

10.17*	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (13)

10.18*	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (6)

Exhibit No.	Exhibit

10.19*	Form of Indemnification Agreement between the Company and its directors (12)

10.20*	Supplemental Executive Retirement Plan Agreement between the Bank and Clint E. Stein, effective June 1, 2013 (17)

10.21*	Supplemental Executive Retirement Plan Agreement between the Company and Andrew L. McDonald, effective June 1, 2013 (17)

10.22*	Change in Control Agreement between the Bank and Hadley S. Robbins dated February 4, 2014 (effective March 1, 2014) (18)

10.23*	West Coast Bancorp 2002 Stock Incentive Plan (19)

10.24*	West Coast Bancorp 2012 Omnibus Incentive Plan (19)

10.25*	2014 Stock Option and Equity Compensation Plan (20)

10.26*	2014 Form of Restricted Stock Agreement (20)

10.27*	2014 Form of Stock Option Agreement (20)

10.28*	2014 Form of Stock Appreciation Rights Agreement (20)

10.29*	2014 Form of Restricted Stock Unit Agreement (20)

10.30*	2014 Form of Cash Award Agreement (20)

10.31*	Supplemental Executive Retirement Plan Agreement between the Company and David C. Lawson, effective July 1, 2013 (21)

10.32*	Change in Control Agreement between the Bank and Andrew L. McDonald dated June 1, 2014 (22)

10.33*+	Employment Agreement among the Bank, the Company and Hadley S. Robbins dated September 25, 2012

10.34*+	Change in Control Agreement between the Bank and David C. Lawson, dated September 25, 2013

14	Code of Ethics (23)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

__________

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 24, 2014
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(4)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(6)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(8)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(9)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(10)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(11)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 19, 2009
(12)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(13)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(14)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(15)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(16)	Incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
(18)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013
(19)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(20)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(23)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
* Management contract or compensatory plan or arrangement
+ Filed herewith