Form 10-Q
period 2015-03-31
COLUMBIA BANKING SYSTEM INC
filed 2015-05-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number 0-20288
 ________________________________________________________
COLUMBIA BANKING SYSTEM, INC.
(Exact name of issuer as specified in its charter)
 ________________________________________________________

Washington	91-1422237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 A Street Tacoma, Washington	98402-2156
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 30, 2015 was 57,692,047.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2015	December 31, 2014
ASSETS			(in thousands)
Cash and due from banks			$177,026	$171,221
Interest-earning deposits with banks			71,575	16,949
Total cash and cash equivalents			248,601	188,170
Securities available for sale at fair value (amortized cost of $1,981,977 and $2,087,069, respectively)			2,007,159	2,098,257
Federal Home Loan Bank stock at cost			33,004	33,365
Loans held for sale			3,545	1,116
Loans, net of unearned income of ($53,867) and ($59,374), respectively			5,450,895	5,445,378
Less: allowance for loan and lease losses			70,234	69,569
Loans, net			5,380,661	5,375,809
FDIC loss-sharing asset			14,644	15,174
Interest receivable			29,088	27,802
Premises and equipment, net			172,958	172,090
Other real estate owned			23,299	22,190
Goodwill			382,537	382,537
Other intangible assets, net			28,642	30,459
Other assets			228,764	231,877
Total assets			$8,552,902	$8,578,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,260,376	$2,651,373
Interest-bearing			3,814,589	4,273,349
Total deposits			7,074,965	6,924,722
Federal Home Loan Bank advances			36,559	216,568
Securities sold under agreements to repurchase			96,852	105,080
Other borrowings			—	8,248
Other liabilities			100,083	96,053
Total liabilities			7,308,459	7,350,671
Commitments and contingent liabilities
Shareholders’ equity:
	March 31, 2015	December 31, 2014
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	63,033	63,033
Issued and outstanding	57,699	57,437	986,348	985,839
Retained earnings			241,592	234,498
Accumulated other comprehensive income			14,286	5,621
Total shareholders’ equity			1,244,443	1,228,175
Total liabilities and shareholders’ equity			$8,552,902	$8,578,846
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands except per share amounts)
Interest Income
Loans	$70,822	$65,541
Taxable securities	7,526	6,752
Tax-exempt securities	3,042	2,618
Deposits in banks	27	14
Total interest income	81,417	74,925
Interest Expense
Deposits	748	752
Federal Home Loan Bank advances	159	114
Other borrowings	146	119
Total interest expense	1,053	985
Net Interest Income	80,364	73,940
Provision for loan and lease losses	1,209	1,922
Net interest income after provision for loan and lease losses	79,155	72,018
Noninterest Income
Service charges and other fees	14,869	12,936
Merchant services fees	2,040	1,870
Investment securities gains, net	721	223
Bank owned life insurance	1,078	965
Change in FDIC loss-sharing asset	150	(4,819)
Other	3,909	2,833
Total noninterest income	22,767	14,008
Noninterest Expense
Compensation and employee benefits	39,100	31,338
Occupancy	7,993	8,244
Merchant processing	977	980
Advertising and promotion	931	769
Data processing and communications	4,984	3,520
Legal and professional fees	2,507	2,169
Taxes, licenses and fees	1,232	1,180
Regulatory premiums	1,221	1,176
Net cost (benefit) of operation of other real estate owned	(1,246)	146
Amortization of intangibles	1,817	1,580
Other	7,218	6,284
Total noninterest expense	66,734	57,386
Income before income taxes	35,188	28,640
Income tax provision	10,827	8,796
Net Income	$24,361	$19,844
Earnings per common share
Basic	$0.42	$0.38
Diluted	$0.42	$0.37
Dividends paid per common share	$0.30	$0.12
Weighted average number of common shares outstanding	56,965	51,097
Weighted average number of diluted common shares outstanding	56,978	52,433
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net income as reported	$24,361	$19,844
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($5,338) and ($4,049)	9,376	7,119
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $262 and $81	(459)	(142)
Net unrealized gain from securities, net of reclassification adjustment	8,917	6,977
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $159 and $0	(280)	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($16) and ($13)	28	24
Pension plan liability adjustment, net	(252)	24
Other comprehensive income	8,665	7,001
Total comprehensive income	$33,026	$26,845

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	24,361	—	24,361
Other comprehensive income	—	—	—	—	—	8,665	8,665
Issuance of common stock - stock option and other plans	—	—	17	428	—	—	428
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	273	862	—	—	862
Purchase and retirement of common stock	—	—	(28)	(781)	—	—	(781)
Preferred dividends	—	—	—	—	(31)	—	(31)
Cash dividends paid on common stock	—	—	—	—	(17,236)	—	(17,236)
Balance at March 31, 2015	9	$2,217	57,699	$986,348	$241,592	$14,286	$1,244,443
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	19,844	—	19,844
Other comprehensive income	—	—	—	—	—	7,001	7,001
Issuance of common stock - cashless exercise of warrants	—	—	1,140	—	—	—	—
Issuance of common stock - stock option and other plans	—	—	19	405	—	—	405
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	197	680	—	—	680
Purchase and retirement of common stock	—	—	(21)	(522)	—	—	(522)
Preferred dividends	—	—	—	—	(12)	—	(12)
Cash dividends paid on common stock	—	—	—	—	(6,154)	—	(6,154)
Balance at March 31, 2014	9	$2,217	52,600	$861,125	$216,192	$(5,043)	$1,074,491

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended March 31,
	2015	2014 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income	$24,361	$19,844
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	1,209	1,922
Stock-based compensation expense	862	680
Depreciation, amortization and accretion	7,735	8,972
Investment securities gain, net	(721)	(223)
Net realized (gain) loss on sale of other assets	(306)	8
Net realized gain on sale of other real estate owned	(1,736)	(1,659)
Write-down on other real estate owned	197	1,580
Net change in:
Loans held for sale	(2,429)	735
Interest receivable	(1,286)	(1,394)
Interest payable	(79)	(13)
Other assets	(4,531)	5,714
Other liabilities	3,680	(649)
Net cash provided by operating activities	26,956	35,517
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(12,443)	(64,065)
Purchases of:
Securities available for sale	(11,362)	(10,787)
Premises and equipment	(4,032)	(4,930)
Proceeds from:
FDIC reimbursement on loss-sharing asset	1,138	539
Sales of securities available for sale	57,243	6,441
Principal repayments and maturities of securities available for sale	54,451	36,530
Sales of loans held for investments and other assets	7,745	337
Sales of other real estate and other personal property owned (1)	5,067	11,205
Payments to FDIC related to loss-sharing asset	(479)	(2,217)
Net cash provided by (used in) investing activities	97,328	(26,947)
Cash Flows From Financing Activities
Net increase in deposits	150,243	84,941
Net decrease in sweep repurchase agreements	(8,228)	—
Proceeds from:
Federal Home Loan Bank advances	624,000	587,000
Federal Reserve Bank borrowings	—	50
Exercise of stock options	428	405
Payments for:
Repayment of Federal Home Loan Bank advances	(804,000)	(617,000)
Repayment of Federal Reserve Bank borrowings	—	(50)
Common stock dividends	(17,236)	(6,154)
Preferred stock dividends	(31)	(12)
Repayment of other borrowings	(8,248)	—
Purchase and retirement of common stock	(781)	(522)
Net cash provided by (used in) financing activities	(63,853)	48,658
Increase in cash and cash equivalents	60,431	57,228
Cash and cash equivalents at beginning of period	188,170	179,561
Cash and cash equivalents at end of period	$248,601	$236,789
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$1,132	$999
Cash paid for income tax	$13	$10
Non-cash investing and financing activities
Loans transferred to other real estate owned	$4,692	$5,751
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for “Sales of covered other real estate owned” and including the prior period activity in the line item for sales of other real estate and other personal property owned.
See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be anticipated for the year ending December 31, 2015. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2014 Annual Report on Form 10-K.
Due to the timing of the acquisition of Intermountain Community Bancorp (“Intermountain”) on November 1, 2014, our results of operations for the three month period ended March 31, 2015 include the acquisition for the entire three month period, however the prior year period’s results of operations do not include the acquisition. See Note 3, Business Combinations, for further information regarding this acquisition.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2014 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2014 Form 10-K disclosure for the year ended December 31, 2014.

2.	Accounting Pronouncements Recently Issued
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The Update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The Update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The amendments in this update will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. Early application is not permitted. The Company does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

3.	Business Combinations
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company paid $131.9 million in total consideration to acquire 100% of the equity interests of Intermountain. The primary reason for the acquisition was to expand the Company’s geographic footprint into the state of Idaho, consistent with its ongoing growth strategy.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 1, 2014 acquisition date. Initial accounting for deferred taxes was incomplete as of March 31, 2015. The amount currently recognized in the financial statements has been determined provisionally as the final Intermountain Community Bancorp tax return has not yet been completed. The fair value of the net assets acquired totaled $93.4 million, including $736.8 million of deposits, $502.6 million of loans and $10.9 million of other intangible assets. Goodwill of $38.6 million was recorded as part of the acquisition. The goodwill is not deductible for income tax purposes.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period January 1, 2015 to March 31, 2015. Disclosure of the amount of Intermountain’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three month period ended March 31, 2014. This unaudited pro forma information was calculated as if Intermountain had been acquired as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information combines the historical results of Intermountain with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective period. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Three Months Ended March 31,
2014
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$97,488
Net income	$21,078
Earnings per share - basic	$0.38
Earnings per share - diluted	$0.37
In connection with the Intermountain acquisition, Columbia recognized $2.9 million in acquisition-related expenses for the three month period ended March 31, 2015 and recognized no acquisition-related expenses for the three month period ended March 31, 2014. In addition, related to the acquisition of West Coast Bancorp (“West Coast”) which was completed on April 1, 2013, Columbia recognized $72 thousand and $966 thousand in acquisition-related expenses for the three month periods ended March 31, 2015 and 2014, respectively.

The following table shows the impact of the acquisition-related expenses related to the acquisition of Intermountain for the three months ended March 31, 2015 to the various components of noninterest expense:

Three Months Ended March 31,
2015
(in thousands)
Noninterest Expense
Compensation and employee benefits	$273
Occupancy	499
Advertising and promotion	96
Data processing and communications	1,558
Legal and professional fees	385
Other	91
Total impact of acquisition-related costs to noninterest expense	$2,902
See Note 2, Business Combinations, in Item 8 of our 2014 Form 10-K for additional details related to the Intermountain acquisition.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,093,576	$13,765	$(4,641)	$1,102,700
State and municipal securities	486,969	15,434	(732)	501,671
U.S. government agency and government-sponsored enterprise securities	375,230	2,551	(983)	376,798
U.S. government securities	20,918	—	(140)	20,778
Other securities	5,284	40	(112)	5,212
Total	$1,981,977	$31,790	$(6,608)	$2,007,159
December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,160,378	$10,219	$(8,210)	$1,162,387
State and municipal securities	483,578	14,432	(1,526)	496,484
U.S. government agency and government-sponsored enterprise securities	416,919	856	(4,069)	413,706
U.S. government securities	20,910	—	(411)	20,499
Other securities	5,284	20	(123)	5,181
Total	$2,087,069	$25,527	$(14,339)	$2,098,257

Proceeds from sales of securities available-for-sale were $57.2 million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Gross realized gains	$730	$223
Gross realized losses	(9)	—
Net realized gains	$721	$223
The scheduled contractual maturities of investment securities available for sale at March 31, 2015 are presented as follows:

	March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$15,480	$15,601
Due after one year through five years	404,752	406,989
Due after five years through ten years	526,230	534,584
Due after ten years	1,030,231	1,044,773
Other securities with no stated maturity	5,284	5,212
Total investment securities available-for-sale	$1,981,977	$2,007,159
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

March 31, 2015
(in thousands)
Washington and Oregon State to secure public deposits	$323,771
Federal Reserve Bank to secure borrowings	36,945
Other securities pledged	156,385
Total securities pledged as collateral	$517,101

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$94,304	$(634)	$213,050	$(4,007)	$307,354	$(4,641)
State and municipal securities	45,809	(227)	31,597	(505)	77,406	(732)
U.S. government agency and government-sponsored enterprise securities	999	(1)	178,013	(982)	179,012	(983)
U.S. government securities	1,050	(1)	19,728	(139)	20,778	(140)
Other securities	—	—	2,843	(112)	2,843	(112)
Total	$142,162	$(863)	$445,231	$(5,745)	$587,393	$(6,608)

December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$258,825	$(1,287)	$279,015	$(6,924)	$537,840	$(8,211)
State and municipal securities	71,026	(543)	44,148	(982)	115,174	(1,525)
U.S. government agency and government-sponsored enterprise securities	105,250	(518)	216,221	(3,551)	321,471	(4,069)
U.S. government securities	—	—	19,450	(411)	19,450	(411)
Other securities	2,313	(2)	2,834	(121)	5,147	(123)
Total	$437,414	$(2,350)	$561,668	$(11,989)	$999,082	$(14,339)
At March 31, 2015, there were 77 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 34 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, there were 66 state and municipal government securities in an unrealized loss position, of which 32 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2015, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, there were 18 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, 14 of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, there were four U.S. government securities in an unrealized loss position, two of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, there was one other security in an unrealized loss position, which was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

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
The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

	March 31, 2015			December 31, 2014
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,139,873	$46,335	$2,186,208	$2,119,565	$44,505	$2,164,070
Real estate:
One-to-four family residential	173,739	26,601	200,340	175,571	26,993	202,564
Commercial and multifamily residential	2,374,454	118,230	2,492,684	2,363,541	128,769	2,492,310
Total real estate	2,548,193	144,831	2,693,024	2,539,112	155,762	2,694,874
Real estate construction:
One-to-four family residential	124,017	3,797	127,814	116,866	4,021	120,887
Commercial and multifamily residential	119,880	2,238	122,118	134,443	2,321	136,764
Total real estate construction	243,897	6,035	249,932	251,309	6,342	257,651
Consumer	352,960	22,638	375,598	364,182	23,975	388,157
Less: Net unearned income	(53,867)	—	(53,867)	(59,374)	—	(59,374)
Total loans, net of unearned income	5,231,056	219,839	5,450,895	5,214,794	230,584	5,445,378
Less: Allowance for loan and lease losses	(53,703)	(16,531)	(70,234)	(53,233)	(16,336)	(69,569)
Total loans, net	$5,177,353	$203,308	$5,380,661	$5,161,561	$214,248	$5,375,809
Loans held for sale	$3,545	$—	$3,545	$1,116	$—	$1,116
At March 31, 2015 and December 31, 2014, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $12.7 million at March 31, 2015 and $13.2 million at December 31, 2014. During the first three months of 2015, there were no advances and repayments totaled $430 thousand.
At March 31, 2015 and December 31, 2014, $1.30 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Seattle (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $47.0 million and $46.0 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at March 31, 2015 and December 31, 2014, respectively.

The following is an analysis of nonaccrual loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$17,240	$20,573	$16,552	$21,453
Unsecured	189	211	247	269
Real estate:
One-to-four family residential	4,429	6,109	2,822	5,680
Commercial & multifamily residential:
Commercial land	1,616	1,560	821	1,113
Income property	887	887	3,200	5,521
Owner occupied	1,995	2,036	3,826	5,837
Real estate construction:
One-to-four family residential:
Land and acquisition	871	871	95	112
Residential construction	1,263	1,263	370	370
Commercial & multifamily residential:
Owner occupied	470	489	480	489
Consumer	2,868	3,799	2,939	3,930
Total	$31,828	$37,798	$31,352	$44,774

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of March 31, 2015 and December 31, 2014:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2015	(in thousands)
Commercial business:
Secured	$2,024,277	$11,910	$1,874	$58	$13,842	$17,240	$2,055,359
Unsecured	78,351	492	120	67	679	189	79,219
Real estate:
One-to-four family residential	164,962	771	124	21	916	4,429	170,307
Commercial & multifamily residential:
Commercial land	186,904	4,303	355	264	4,922	1,616	193,442
Income property	1,305,595	2,502	560	—	3,062	887	1,309,544
Owner occupied	841,551	2,206	435	—	2,641	1,995	846,187
Real estate construction:
One-to-four family residential:
Land and acquisition	15,860	67	—	—	67	871	16,798
Residential construction	104,378	—	—	4	4	1,263	105,645
Commercial & multifamily residential:
Income property	62,958	—	—	—	—	—	62,958
Owner occupied	54,969	—	—	—	—	470	55,439
Consumer	331,566	1,509	193	22	1,724	2,868	336,158
Total	$5,171,371	$23,760	$3,661	$436	$27,857	$31,828	$5,231,056

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,004,418	$5,137	$6,149	$1,372	$12,658	$16,552	$2,033,628
Unsecured	79,661	185	—	—	185	247	80,093
Real estate:
One-to-four family residential	167,197	1,700	45	—	1,745	2,822	171,764
Commercial & multifamily residential:
Commercial land	187,470	1,454	34	—	1,488	821	189,779
Income property	1,294,982	3,031	786	—	3,817	3,200	1,301,999
Owner occupied	839,689	937	289	—	1,226	3,826	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,462	953	—	—	953	95	16,510
Residential construction	97,821	326	—	4	330	370	98,521
Commercial & multifamily residential:
Income property	73,783	—	—	—	—	—	73,783
Owner occupied	57,470	—	994	—	994	480	58,944
Consumer	341,032	933	118	10	1,061	2,939	345,032
Total	$5,158,985	$14,656	$8,415	$1,386	$24,457	$31,352	$5,214,794

The following is an analysis of impaired loans as of March 31, 2015 and December 31, 2014:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2015	(in thousands)
Commercial business:
Secured	$2,044,486	$10,873	$96	$96	$24	$10,777	$12,986
Unsecured	79,219	—	—	—	—	—	—
Real estate:
One-to-four family residential	166,129	4,178	420	461	115	3,758	4,220
Commercial & multifamily residential:
Commercial land	192,972	470	—	—	—	470	470
Income property	1,307,556	1,988	—	—	—	1,988	2,355
Owner occupied	839,157	7,030	578	578	24	6,452	8,944
Real estate construction:
One-to-four family residential:
Land and acquisition	15,818	980	109	108	67	871	871
Residential construction	104,752	893	—	—	—	893	893
Commercial & multifamily residential:
Income property	62,958	—	—	—	—	—	—
Owner occupied	55,439	—	—	—	—	—	—
Consumer	335,474	684	—	—	—	684	895
Total	$5,203,960	$27,096	$1,203	$1,243	$230	$25,893	$31,634

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,023,104	$10,524	$99	$99	$25	$10,425	$12,410
Unsecured	80,091	2	2	2	2	—	—
Real estate:
One-to-four family residential	169,619	2,145	424	465	120	1,721	2,370
Commercial & multifamily residential:
Commercial land	189,779	—	—	—	—	—	—
Income property	1,295,650	6,349	—	—	—	6,349	10,720
Owner occupied	835,895	8,846	582	582	27	8,264	12,732
Real estate construction:
One-to-four family residential:
Land and acquisition	16,401	109	109	109	67	—	—
Residential construction	98,521	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	73,783	—	—	—	—	—	—
Owner occupied	58,944	—	—	—	—	—	—
Consumer	344,908	124	—	—	—	124	201
Total	$5,186,695	$28,099	$1,216	$1,257	$241	$26,883	$38,433

The following table provides additional information on impaired loans for the three month periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$10,698	$7	$6,232	$17
Unsecured	1	—	31	—
Real estate:
One-to-four family residential	3,162	13	1,856	13
Commercial & multifamily residential:
Commercial land	235	—	111	—
Income property	4,168	10	6,436	62
Owner occupied	7,938	234	10,140	241
Real estate construction:
One-to-four family residential:
Land and acquisition	544	1	1,569	1
Residential construction	446	—	—	—
Consumer	404	2	163	2
Total	$27,596	$267	$26,538	$336

There were no troubled debt restructurings (“TDR”) during the three months ended March 31, 2015. The following is an analysis of loans classified as TDR during the three months ended March 31, 2014:

	Three months ended March 31, 2014
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$546	$546
Real estate:
One-to-four family residential	2	494	494
Commercial and multifamily residential:
Income property	1	143	126
Total	5	$1,183	$1,166

The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings completed in the three month period ending March 31, 2014 largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had no commitments to lend additional funds on loans classified as TDR as of March 31, 2015 and December 31, 2014. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three month periods ended March 31, 2015 and 2014.
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
The excess of cash flows expected to be collected over the initial fair value of purchased credit impaired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial business	$52,115	$50,334
Real estate:
One-to-four family residential	31,127	31,981
Commercial and multifamily residential	127,952	140,398
Total real estate	159,079	172,379
Real estate construction:
One-to-four family residential	4,026	4,353
Commercial and multifamily residential	2,501	2,588
Total real estate construction	6,527	6,941
Consumer	25,390	26,814
Subtotal of PCI loans	243,111	256,468
Less:
Valuation discount resulting from acquisition accounting	23,272	25,884
Allowance for loan losses	16,531	16,336
PCI loans, net of allowance for loan losses	$203,308	$214,248
The following table shows the changes in accretable yield for PCI loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$73,849	$103,907
Accretion	(6,319)	(10,569)
Disposals	(1,093)	(2,826)
Reclassifications from nonaccretable difference	2,289	11,031
Balance at end of period	$68,726	$101,543

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

The general valuation allowance is calculated quarterly using quantitative and qualitative information about specific loan classes. The minimum required level with respect to which an entity develops a methodology to determine its ALLL is by general categories of loans, such as commercial business, real estate, and consumer. However, the Company’s methodology in determining its ALLL is prepared in a more detailed manner at the loan class level, utilizing specific categories such as commercial business secured, commercial business unsecured, real estate commercial land, and real estate income property multifamily. The quantitative information uses historical losses from a specific loan class and incorporates the loan’s risk rating migration from origination to the point of loss based upon the consideration of an appropriate look back period.

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
We have used the same methodology for ALLL calculations during the three months ended March 31, 2015 and 2014. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.
PCI Loans
Purchased credit impaired loans that have common risk characteristics are aggregated into loan pools. When required, we record impairment, at the pool-level, to adjust the pool’s carrying value to its net present value of expected future cash flows. Quarterly, we re-measure expected loan pool cash flows. If, due to credit deterioration, the present value of expected cash flows is less than carrying value, we reduce the loan pool’s carrying value by adjusting the ALLL with an impairment charge to earnings which is recorded as provision for loan losses. If credit quality improves and the present value of expected cash flows exceeds carrying value, we increase the loan pool’s carrying value by recapturing previously recorded ALLL, if any. See Note 5, Loans, for further discussion of the accounting for PCI loans.
Credit losses attributable to draws on purchased credit impaired loans, advanced subsequent to the loan purchase date, are accounted for under ASC 450-20 and those amounts are also subject to the Company’s internal and external credit review. An ALLL is estimated in a similar manner as loans, excluding PCI loans, and a provision for loan losses is charged to earnings as necessary.

The following tables show a detailed analysis of the ALLL for the three months ended March 31, 2015 and 2014:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(1,386)	$512	$712	$25,761	$24	$25,737
Unsecured	927	(40)	106	19	1,012	—	1,012
Real estate:
One-to-four family residential	2,281	(8)	12	(921)	1,364	115	1,249
Commercial & multifamily residential:
Commercial land	799	—	—	28	827	—	827
Income property	9,159	—	3,252	(3,971)	8,440	—	8,440
Owner occupied	5,007	—	9	596	5,612	24	5,588
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	2	(173)	1,026	67	959
Residential construction	1,860	—	26	(96)	1,790	—	1,790
Commercial & multifamily residential:
Income property	622	—	3	202	827	—	827
Owner occupied	434	—	—	65	499	—	499
Consumer	3,180	(891)	273	273	2,835	—	2,835
Purchased credit impaired	16,336	(4,100)	1,686	2,609	16,531	—	16,531
Unallocated	1,844	—	—	1,866	3,710	—	3,710
Total	$69,569	$(6,425)	$5,881	$1,209	$70,234	$230	$70,004

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2014	(in thousands)
Commercial business:
Secured	$31,027	$(198)	$448	$(2,476)	$28,801	$1,521	$27,280
Unsecured	696	(35)	42	43	746	27	719
Real estate:
One-to-four family residential	1,252	(207)	28	121	1,194	133	1,061
Commercial & multifamily residential:
Commercial land	489	—	17	73	579	—	579
Income property	9,234	—	13	860	10,107	—	10,107
Owner occupied	3,605	(1,023)	9	1,969	4,560	38	4,522
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	39	(69)	580	71	509
Residential construction	822	—	3	(129)	696	—	696
Commercial & multifamily residential:
Income property	285	—	—	35	320	—	320
Owner occupied	58	—	—	96	154	—	154
Consumer	2,547	(727)	253	564	2,637	3	2,634
Purchased credit impaired	20,174	(4,273)	1,806	2,422	20,129	—	20,129
Unallocated	1,655	—	—	(1,587)	68	—	68
Total	$72,454	$(6,463)	$2,658	$1,922	$70,571	$1,793	$68,778

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	—	(50)
Balance at end of period	$2,655	$2,455
Risk Elements
The extension of credit in the form of loans or other credit products to individuals and businesses is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry and type of borrower and by limiting the aggregation of debt to a single borrower.
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
Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special mention loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our ALLL analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Substandard loans reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful loans have a high probability of loss, however, the amount of loss has not yet been determined. Loss loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2015	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$1,995,680	$19,210	$40,469	$—	$—	$2,055,359
Unsecured	78,498	—	721	—	—	79,219
Real estate:
One-to-four family residential	162,448	1,465	6,394	—	—	170,307
Commercial and multifamily residential:
Commercial land	187,519	3,459	2,464	—	—	193,442
Income property	1,301,779	3,517	4,248	—	—	1,309,544
Owner occupied	828,244	1,757	16,186	—	—	846,187
Real estate construction:
One-to-four family residential:
Land and acquisition	16,180	166	452	—	—	16,798
Residential construction	103,257	680	1,708	—	—	105,645
Commercial and multifamily residential:
Income property	62,958	—	—	—	—	62,958
Owner occupied	54,563	—	876	—	—	55,439
Consumer	331,413	—	4,745	—	—	336,158
Total	$5,122,539	$30,254	$78,263	$—	$—	5,231,056
Less:
Allowance for loan and lease losses						53,703
Loans, excluding PCI loans, net						$5,177,353

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$1,963,210	$15,790	$54,628	$—	$—	$2,033,628
Unsecured	79,534	—	559	—	—	80,093
Real estate:
One-to-four family residential	163,914	55	7,795	—	—	171,764
Commercial and multifamily residential:
Commercial land	183,701	4,217	1,861	—	—	189,779
Income property	1,287,729	5,885	8,385	—	—	1,301,999
Owner occupied	825,694	7,876	11,171	—	—	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,307	167	1,036	—	—	16,510
Residential construction	96,031	909	1,581	—	—	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	73,783
Owner occupied	58,055	—	889	—	—	58,944
Consumer	339,695	68	5,269	—	—	345,032
Total	$5,086,653	$34,967	$93,174	$—	$—	5,214,794
Less:
Allowance for loan and lease losses						53,233
Loans, excluding PCI loans, net						$5,161,561

The following is an analysis of the credit quality of our PCI loan portfolio as of March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$39,919	$1,040	$9,060	$—	$—	$50,019
Unsecured	2,057	—	39	—	—	2,096
Real estate:
One-to-four family residential	27,881	—	3,246	—	—	31,127
Commercial and multifamily residential:
Commercial land	8,739	—	1,668	—	—	10,407
Income property	45,298	—	12,031	—	—	57,329
Owner occupied	56,004	336	3,876	—	—	60,216
Real estate construction:
One-to-four family residential:
Land and acquisition	1,452	—	894	—	—	2,346
Residential construction	732	—	948	—	—	1,680
Commercial and multifamily residential:
Income property	1,359	—	224	—	—	1,583
Owner occupied	918	—	—	—	—	918
Consumer	23,431	—	1,959	—	—	25,390
Total	$207,790	$1,376	$33,945	$—	$—	243,111
Less:
Valuation discount resulting from acquisition accounting						23,272
Allowance for loan losses						16,531
PCI loans, net						$203,308

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
PCI loans:
Commercial business:
Secured	$37,927	$937	$9,223	$—	$—	$48,087
Unsecured	2,156	—	91	—	—	2,247
Real estate:
One-to-four family residential	28,822	—	3,159	—	—	31,981
Commercial and multifamily residential:
Commercial land	9,104	—	6,240	—	—	15,344
Income property	51,435	1,892	7,186	—	—	60,513
Owner occupied	58,629	346	5,566	—	—	64,541
Real estate construction:
One-to-four family residential:
Land and acquisition	1,595	—	913	—	—	2,508
Residential construction	741	—	1,104	—	—	1,845
Commercial and multifamily residential:
Income property	1,435	—	227	—	—	1,662
Owner occupied	926	—	—	—	—	926
Consumer	24,037	—	2,777	—	—	26,814
Total	$216,807	$3,175	$36,486	$—	$—	256,468
Less:
Valuation discount resulting from acquisition accounting						25,884
Allowance for loan losses						16,336
PCI loans, net						$214,248

7.	Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$22,190	$35,927
Transfers in	4,692	5,751
Valuation adjustments	(197)	(1,580)
Proceeds from sale of OREO property	(5,122)	(11,205)
Gain on sale of OREO, net	1,736	1,659
Balance, end of period	$23,299	$30,552
At March 31, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $2.1 million and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2.7 million.
8. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for commercial and single-family mortgage loans are in effect for five and ten years, respectively and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through the end of the current quarter. Accordingly, further activity will be limited to recoveries through the first quarter of 2020 for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of March 31, 2015, the net present value of the Bank’s estimated clawback liability was $4.2 million, which was included in other liabilities on the consolidated balance sheets.
At March 31, 2015, the FDIC loss-sharing asset was comprised of a $10.6 million FDIC indemnification asset and a $4.0 million FDIC receivable. The indemnification asset represents the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
For PCI loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the quarterly remeasurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, for loans covered by loss-share agreements with respect to which the loss-sharing provisions are still effective, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC. Consistent with the loss-sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured as 80% of the resulting impairment.
Alternatively, when the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, for loans covered by loss-share agreements with respect to which the loss-sharing provisions are still effective, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss-sharing agreement.

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$15,174	$39,846
Adjustments not reflected in income:
Cash payments to (from) the FDIC	(659)	1,678
FDIC reimbursable losses (recoveries), net	(21)	132
Adjustments reflected in income:
Amortization, net	(2,294)	(6,452)
Loan impairment	1,532	1,938
Sale of other real estate	(420)	(756)
Write-downs of other real estate	1,071	516
Other	261	(65)
Balance at end of period	$14,644	$36,837
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	March 31, 2015
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$2,124	$4,824	$4,162	$3,534	$14,644
Clawback liability	$4,063	$136	$—	$—	$4,199
Non-single family covered assets	$107,135	$16,914	$13,856	$22,763	$160,668
Single family covered assets	$9,994	$26,391	$6,322	$2,479	$45,186

Loss-sharing expiration dates:
Non-single family	First Quarter 2015	First Quarter 2015	Second Quarter 2016	Second Quarter 2016
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021

9.	Goodwill and Other Intangible Assets
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

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Goodwill
Total goodwill (1)	$382,537	$343,952
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period (1)	58,598	47,698
Accumulated amortization at beginning of period	(29,058)	(22,765)
Core deposit intangible, net at beginning of period	29,540	24,933
CDI current period amortization	(1,817)	(1,579)
Total core deposit intangible, net at end of period	27,723	23,354
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	28,642	24,273
Total goodwill and other intangible assets at end of period	$411,179	$368,225
__________
(1) See Note 3, Business Combinations, for additional information regarding goodwill and intangible assets recorded related to the acquisition of Intermountain on November 1, 2014.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2015 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2015	$5,065
2016	5,945
2017	4,913
2018	3,855
2019	2,951

10.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2015 and December 31, 2014 was $222.9 million and $215.6 million, respectively. During the current quarter, a mark-to-market loss of $5 thousand was recorded to other noninterest expense. There was no earnings impact for the three month period ending March 31, 2014.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2015 and December 31, 2014:

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$14,244	Other assets	$11,800	Other liabilities	$14,300	Other liabilities	$11,851
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
March 31, 2015	(in thousands)
Assets
Interest rate contracts	$14,244	$—	$14,244	$—	$14,244
Liabilities
Interest rate contracts	$14,300	$—	$14,300	$(14,300)	$—
Repurchase agreements	$96,852	$—	$96,852	$(96,852)	$—

December 31, 2014
Assets
Interest rate contracts	$11,800	$—	$11,800	$—	$11,800
Liabilities
Interest rate contracts	$11,851	$—	$11,851	$(11,851)	$—
Repurchase agreements	$105,080	$—	$105,080	$(105,080)	$—

11.	Shareholders’ Equity
Preferred Stock. In conjunction with the 2013 acquisition of West Coast, the Company issued 8,782 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”). The Series B Preferred Stock is not subject to the operation of a sinking fund. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Company declares and pays a dividend to its common shareholders, it must declare and pay to its holders of Series B Preferred Stock, on the same date, a dividend in an amount per share of the Series B Preferred Stock that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into common stock as of that date. The outstanding shares of Series B Preferred Stock are convertible into 102,363 shares of Company common stock.
Dividends. On January 29, 2015, the Company declared a quarterly cash dividend of $0.16 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.14 per common share and common share equivalent for holders of preferred stock, both payable on February 25, 2015 to shareholders of record at the close of business on February 11, 2015.
Subsequent to quarter end, on April 22, 2015, the Company declared a regular quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.16 per common share and common share equivalent for holders of preferred stock, both payable on May 20, 2015 to shareholders of record at the close of business on May 6, 2015.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2015 and 2014:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended March 31, 2015	(in thousands)
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive income (loss) before reclassifications	9,376	(280)	9,096
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(459)	28	(431)
Net current-period other comprehensive income (loss)	8,917	(252)	8,665
Ending balance	$16,379	$(2,093)	$14,286
Three months ended March 31, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	7,119	—	7,119
Amounts reclassified from accumulated other comprehensive income (2)	(142)	24	(118)
Net current-period other comprehensive income	6,977	24	7,001
Ending balance	$(3,131)	$(1,912)	$(5,043)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three month periods ended March 31, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2015	2014	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$721	$223	Investment securities gains, net
	721	223	Total before tax
	(262)	(81)	Income tax provision
	$459	$142	Net of tax

Amortization of pension plan liability
Actuarial losses	$(44)	$(37)	Compensation and employee benefits
	(44)	(37)	Total before tax
	16	13	Income tax benefit
	$(28)	$(24)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2015	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,102,700	$—	$1,102,700	$—
State and municipal debt securities	501,671	—	501,671	—
U.S. government agency and government-sponsored enterprise securities	376,798	—	376,798	—
U.S. government securities	20,778	20,778	—	—
Other securities	5,212	—	5,212	—
Total securities available for sale	$2,007,159	$20,778	$1,986,381	$—
Other assets (Interest rate contracts)	$14,244	$—	$14,244	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,300	$—	$14,300	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2014	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,162,387	$—	$1,162,387	$—
State and municipal debt securities	496,484	—	496,484	—
U.S. government agency and government-sponsored enterprise securities	413,706	—	413,706	—
U.S. government securities	20,499	20,499	—	—
Other securities	5,181	—	5,181	—
Total securities available for sale	$2,098,257	$20,499	$2,077,758	$—
Other assets (Interest rate contracts)	$11,800	$—	$11,800	$—
Liabilities
Other liabilities (Interest rate contracts)	$11,851	$—	$11,851	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2015 and 2014. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
Other real estate owned—OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the ALLL, or in the event of a write-up without previous losses charged to the ALLL, a credit to earnings is recorded. Management periodically reviews OREO in an effort to ensure the property is recorded at its fair value, net of estimated costs to sell. Any fair value adjustments subsequent to acquisition are charged or credited to earnings. The initial and subsequent evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at March 31, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2015
		Level 1	Level 2	Level 3
	(in thousands)
OREO	$1,429	$—	$—	$1,429	$197
	$1,429	$—	$—	$1,429	$197

	Fair value at March 31, 2014	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2014
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$2,094	$—	$—	$2,094	$1,387
OREO (1)	6,125	—	—	6,125	1,303
	$8,219	$—	$—	$8,219	$2,690
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to combining historically reported “Noncovered OREO” and “Covered OREO” into one line item for OREO.
The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent changes in any valuation allowances from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
OREO	$1,429	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$990	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	1,104	Fair Market Value of Collateral	Adjustment to Stated value	0% - 100% (68%)
OREO	6,125	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for impaired loans collateralized by real estate and OREO because there were no adjustments made to the appraisal value during the current period.
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2015 or December 31, 2014, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on March 31, 2015 (Level 3).
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
Other Borrowings— Other borrowings are trust preferred obligations assumed by the Company in the Intermountain acquisition. The fair value is estimated as the carrying value as these obligations are redeemable and a market participant would expect redemption in the near-term (Level 2).
Other Financial Instruments—The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$177,026	$177,026	$177,026	$—	$—
Interest-earning deposits with banks	71,575	71,575	71,575	—	—
Securities available for sale	2,007,159	2,007,159	20,778	1,986,381	—
FHLB stock	33,004	33,004	—	33,004	—
Loans held for sale	3,545	3,545	—	3,545	—
Loans	5,380,661	5,540,202	—	—	5,540,202
FDIC loss-sharing asset	14,644	4,918	—	—	4,918
Interest rate contracts	14,244	14,244	—	14,244	—
Liabilities
Deposits	$7,074,965	$7,069,844	$6,577,549	$492,295	$—
FHLB Advances	36,559	37,413	—	37,413	—
Repurchase agreements	96,852	97,868	—	97,868	—
Interest rate contracts	14,300	14,300	—	14,300	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$171,221	$171,221	$171,221	$—	$—
Interest-earning deposits with banks	16,949	16,949	16,949	—	—
Securities available for sale	2,098,257	2,098,257	20,499	2,077,758	—
FHLB stock	33,365	33,365	—	33,365	—
Loans held for sale	1,116	1,116	—	1,116	—
Loans	5,375,809	5,516,286	—	—	5,516,286
FDIC loss-sharing asset	15,174	4,054	—	—	4,054
Interest rate contracts	11,800	11,800	—	11,800	—
Liabilities
Deposits	$6,924,722	$6,921,804	$6,416,017	$505,787	$—
FHLB Advances	216,568	217,296	—	217,296	—
Repurchase agreements	105,080	106,171	—	106,171	—
Interest rate contracts	11,851	11,851	—	11,851	—

14.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands except per share)
Basic EPS:
Net income	$24,361	$19,844
Less: Earnings allocated to participating securities
Preferred shares	43	40
Nonvested restricted shares	225	169
Earnings allocated to common shareholders	$24,093	$19,635
Weighted average common shares outstanding	56,965	51,097
Basic earnings per common share	$0.42	$0.38
Diluted EPS:
Earnings allocated to common shareholders (1)	$24,093	$19,639
Weighted average common shares outstanding	56,965	51,097
Dilutive effect of equity awards	13	1,336
Weighted average diluted common shares outstanding	56,978	52,433
Diluted earnings per common share	$0.42	$0.37
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	53	83
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
On April 23, 2015 the Company filed an amendment to its amended and restated articles of incorporation (following shareholder approval on April 22, 2015) providing for an increase in the number of authorized common shares from 63,032,681 to 115,000,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2014 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the factors set forth in the section titled “Risk Factors” in the Company’s Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results expressed or implied by the forward-looking statements:

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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	the ability to complete future acquisitions and to successfully integrate acquired entities (including Intermountain Community Bancorp (“Intermountain”) into Columbia;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions could increase significantly;

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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the ALLL, business combinations, PCI loans, FDIC loss-sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Purchased Credit Impaired Loans”, “FDIC Loss-Sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2014 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2014 Annual Report on Form 10-K.
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
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company acquired approximately $964.4 million in assets, including $502.6 million in loans measured at fair value, and approximately $736.8 million in deposits. Due to the timing of this acquisition, our results of operations for the three month period ended March 31, 2015 include the acquisition for the entire period, however the prior year period does not include the acquisition. See Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this acquisition.
Earnings Summary
The Company reported net income for the first quarter of $24.4 million or $0.42 per diluted common share, compared to $19.8 million or $0.37 per diluted common share for the first quarter of 2014. The increase in net income for the current quarter compared to the prior year period was due to a combination of higher net interest income and noninterest income, partially offset by higher noninterest expense. These fluctuations were primarily due to the timing of the acquisition of Intermountain, as noted above.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended March 31, 2015 was $103.1 million, 17% more than the same period in 2014. The increase in revenue was a result of higher net interest income due in part to both the acquired loans and securities from the acquisition of Intermountain as well as higher noninterest income due to a decrease in the expense recorded for the change in the FDIC loss-sharing asset. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the first quarter of 2015 was $1.2 million compared to a provision of $1.9 million during the first quarter of 2014. The provision recorded in the first quarter of 2015 was primarily due to the $2.6 million provision recorded for the PCI loan portfolio, partially offset by a provision recapture of $1.4 million related to loans, excluding PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the quarter ended March 31, 2015 was $66.7 million, up from $57.4 million for the first quarter of 2014. The increase from the prior-year period was primarily due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition as well as higher acquisition-related expenses recorded during the first quarter of 2015. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.

Net income was positively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios for the current period, but was negatively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios during the prior year period. The negative effect of the FDIC acquired loan portfolios in the prior year period was primarily due to greater amortization of the FDIC loss-sharing asset recorded in the prior year period. With the recent expiration of our two largest FDIC loss-sharing agreements, the amortization of the FDIC loss-sharing asset has declined. The following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	( in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$2,447	$6,489
Incremental accretion income on other FDIC acquired loans	117	204
Recapture (provision) for losses on purchased credit impaired loans	(2,609)	(2,422)
Change in FDIC loss-sharing asset (1)	150	(4,819)
FDIC clawback liability recovery (expense)	(23)	(204)
Pre-tax earnings impact of FDIC acquired loan portfolios	$82	$(752)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Net Interest Income
Net interest income for the first quarter of 2015 was $80.4 million, an increase of 9% from $73.9 million for the same quarter in 2014. The increase in net interest income was due, in part, to the acquired loans and securities from the Intermountain transaction as well as organic growth in the loan portfolio, partially offset by lower incremental accretion income on acquired loans. For additional information on the Company’s accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.
The Company’s net interest margin (tax equivalent) decreased to 4.39% in the first quarter of 2015, from 4.85% for the same quarter last year. This decrease was due to lower incremental accretion income on acquired loan portfolios. The Company’s operating net interest margin (tax equivalent) (1) decreased slightly to 4.18% from 4.19% due to lower rates on securities.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$2,447	$6,489
Other FDIC acquired loans	117	204
Other acquired loans	4,934	5,615
Incremental accretion income	$7,498	$12,308

Net interest margin (tax equivalent)	4.39%	4.85%
Operating net interest margin (tax equivalent) (1)	4.18%	4.19%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

The following tables set forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities by category and, in total, net interest income and net interest margin:

	Three Months Ended March 31,			Three Months Ended March 31,
	2015			2014
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(3)	$5,414,942	$71,487	5.28%	$4,537,107	$65,898	5.81%
Taxable securities	1,609,323	7,526	1.87%	1,329,679	6,752	2.03%
Tax exempt securities (3)	459,483	4,680	4.07%	352,691	4,109	4.66%
Interest-earning deposits with banks	45,292	27	0.24%	25,215	14	0.23%
Total interest-earning assets	7,529,040	$83,720	4.45%	6,244,692	$76,773	4.92%
Other earning assets	146,055			126,924
Noninterest-earning assets	830,681			772,143
Total assets	$8,505,776			$7,143,759
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$502,287	$240	0.19%	$503,129	$362	0.29%
Savings accounts	625,132	19	0.01%	513,911	13	0.01%
Interest-bearing demand	1,214,149	138	0.05%	1,168,708	109	0.04%
Money market accounts	1,815,923	351	0.08%	1,586,622	268	0.07%
Total interest-bearing deposits	4,157,491	748	0.07%	3,772,370	752	0.08%
Federal Home Loan Bank advances	129,841	159	0.49%	70,690	114	0.65%
Other borrowings	108,170	146	0.54%	25,000	119	1.90%
Total interest-bearing liabilities	4,395,502	$1,053	0.10%	3,868,060	$985	0.10%
Noninterest-bearing deposits	2,770,265			2,129,468
Other noninterest-bearing liabilities	99,156			78,878
Shareholders’ equity	1,240,853			1,067,353
Total liabilities & shareholders’ equity	$8,505,776			$7,143,759
Net interest income (tax equivalent)		$82,667			$75,788
Net interest margin (tax equivalent)			4.39%			4.85%
__________

(1)	Adjusted to conform to the current period presentation. The adjustment was limited to including amounts historically disclosed as “Covered loans” in “Loans, net”.

(2)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.1 million and $983 thousand for the three months ended March 31, 2015 and 2014, respectively. The incremental accretion income on acquired loans was $7.5 million and $12.3 million for the three months ended March 31, 2015 and 2014, respectively.

(3)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $665 thousand and $357 thousand for the three months ended March 31, 2015 and 2014, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the total dollar amount of change in interest income and interest expense. The changes have been segregated for each major category of interest-earning assets and interest-bearing liabilities into amounts attributable to changes in volume and changes in rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:

	Three Months Ended March 31, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$11,961	$(6,372)	$5,589
Taxable securities	1,338	(564)	774
Tax exempt securities	1,134	(563)	571
Interest earning deposits with banks	12	1	13
Interest income	$14,445	$(7,498)	$6,947
Interest Expense
Deposits:
Certificates of deposit	$(1)	$(121)	$(122)
Savings accounts	3	3	6
Interest-bearing demand	4	25	29
Money market accounts	42	41	83
Total interest on deposits	48	(52)	(4)
Federal Home Loan Bank advances	78	(33)	45
Other borrowings	35	(8)	27
Interest expense	$161	$(93)	$68
Provision for Loan and Lease Losses
During the first quarter of 2015, the Company recorded a $1.2 million provision expense compared with a provision expense of $1.9 million during the first quarter of 2014. The $1.2 million net provision for loan and lease losses recorded during the current quarter was primarily driven by the PCI loan portfolio, for which Columbia recorded a provision of $2.6 million, which was partially offset by a provision recapture of $1.4 million related to loans, excluding PCI loans. The provision recorded relating to PCI loans was due to the decrease in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows during the fourth quarter of 2014. The $2.6 million provision related to PCI loans was partially offset by a $1.5 million favorable adjustment to the change in FDIC loss-sharing asset. The provision recapture of $1.4 million related to loans, excluding PCI loans was due to recovery activity during the current quarter and improvement in credit quality. The amount of provision recapture related to loans, excluding PCI loans, was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$14,869	$12,936	$1,933	15%
Merchant services fees	2,040	1,870	170	9%
Bank owned life insurance	1,078	965	113	12%
Other	3,909	2,833	1,076	38%
Subtotal	21,896	18,604	3,292	18%
Investment securities gains, net	721	223	498	223%
Change in FDIC loss-sharing asset	150	(4,819)	4,969	(103)%
Total noninterest income	$22,767	$14,008	$8,759	63%
Noninterest income was $22.8 million for the first quarter of 2015, compared to $14.0 million for the same period in 2014. The increase was primarily due to the change in FDIC loss-sharing asset, which was a benefit of $150 thousand in the current quarter, but was an expense of $4.8 million for the same period in the prior year. Also contributing to the increase compared to the first quarter of 2014 was an increase in service charges and other fees of $1.9 million resulting from the increased customer base from the acquisition of Intermountain and an increase in other noninterest income primarily due to gains on sales of loans recorded in the current quarter of $923 thousand compared to $492 thousand in the prior year period.
The change in FDIC loss-sharing asset has been a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset, the provision recorded for reimbursable losses on covered loans and write-downs of covered other real estate owned (“OREO”). For the first quarter of 2015, there was $2.3 million of amortization of the asset, which was more than offset by increases in the asset of $1.5 million related to the provision recorded for reimbursable losses on covered loans and $1.1 million related to write-downs of OREO. The decline in amortization recorded in the current quarter was due to the recent expiration of our two most significant FDIC loss-sharing agreements. For the same period in 2014, there was $6.5 million of amortization of the asset, which was partially offset by increases in the asset of $1.9 million related to the provision recorded for reimbursable losses on covered loans and $516 thousand related to write-downs of OREO. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2015	2014 (1)	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$39,100	$31,338	$7,762	25%
All other noninterest expense:
Occupancy	7,993	8,244	(251)	(3)%
Merchant processing	977	980	(3)	—%
Advertising and promotion	931	769	162	21%
Data processing and communications	4,984	3,520	1,464	42%
Legal and professional services	2,507	2,169	338	16%
Taxes, license and fees	1,232	1,180	52	4%
Regulatory premiums	1,221	1,176	45	4%
Net cost (benefit) of operation of other real estate owned (1)	(1,246)	146	(1,392)	(953)%
Amortization of intangibles	1,817	1,580	237	15%
Other	7,218	6,284	934	15%
Total all other noninterest expense	27,634	26,048	1,586	6%
Total noninterest expense	$66,734	$57,386	$9,348	16%
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for “Net benefit of operation of covered other real estate owned” and including the prior period activity in the line item for net cost (benefit) of operation of other real estate owned.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$338	$581
Occupancy	499	139
Advertising and promotion	96	—
Data processing and communications	1,558	—
Legal and professional fees	392	187
Other	91	59
Total impact of acquisition-related costs to noninterest expense (1)	$2,974	$966
__________
(1) Of the $3.0 million in acquisition-related expenses recorded during the three months ended March 31, 2015, $2.9 million related to the recent acquisition of Intermountain and $72 thousand related to the acquisition of West Coast Bancorp (“West Coast”). The acquisition-related expenses recorded during the three months ended March 31, 2014 related only to the acquisition of West Coast.

Total noninterest expense for the first quarter of 2015 was $66.7 million, an increase of $9.3 million from a year earlier. The increase from the prior year period was primarily due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition. Also contributing to the increase from the prior year period were acquisition-related expenses, which were $3.0 million during the current quarter compared to $966 thousand for the prior year period.
The following table presents selected items included in Other noninterest expense and the associated change from period to period:

	Three Months Ended March 31,		Increase (Decrease) Amount
	2015	2014
	(in thousands)
Postage	$808	$902	$(94)
Software support & maintenance	1,037	550	487
Supplies	317	380	(63)
Insurance	396	402	(6)
ATM Network	393	289	104
Travel	546	422	124
Employee expenses	279	299	(20)
Sponsorships and charitable contributions	432	602	(170)
Directors fees	239	169	70
Federal Reserve Bank processing fees	147	67	80
Investments in affordable housing projects expense	—	266	(266)
Investor relations	61	38	23
Other personal property owned	4	(124)	128
FDIC clawback expense	23	204	(181)
Miscellaneous	2,536	1,818	718
Total other noninterest expense	$7,218	$6,284	$934
Other noninterest expense increased $934 thousand due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition. Partially offsetting the increase was a decrease in the amount recorded to noninterest expense related to investments in affordable housing projects. As a result of the adoption of ASU 2014-01 Accounting for Investments in Qualified Affordable Housing Projects, the expense related to investments in affordable housing projects is now recorded to provision for income taxes in the consolidated statements of income. For additional information, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.
Income Taxes
For the three months ended March 31, 2015 and 2014, we recorded an income tax provision of $10.8 million and $8.8 million, respectively, with an effective tax rate of 31% for both periods. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio and tax-exempt earnings on bank owned life insurance. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2014.

FINANCIAL CONDITION
Total assets were $8.55 billion as of March 31, 2015, a decrease of $25.9 million from $8.58 billion at December 31, 2014. The decrease was primarily due to a decrease in investment securities, partially offset by an increase in cash and cash equivalents.
Investment Securities
At March 31, 2015, the Company held investment securities totaling $2.01 billion compared to $2.10 billion at December 31, 2014. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $111.0 million in principal payments, maturities and sales and $5.5 million in premium amortization, partially offset by $11.4 million in purchases and a $14.0 million increase in fair value of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 8 months at March 31, 2015. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At March 31, 2015, the market value of securities available for sale had a net unrealized gain of $25.2 million compared to a net unrealized gain of $11.2 million at December 31, 2014. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At March 31, 2015, the Company had $587.4 million of investment securities with gross unrealized losses of $6.6 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,102,700	$1,162,387
State and municipal securities	501,671	496,484
U.S. government and government-sponsored enterprise securities	376,798	413,706
U.S. government securities	20,778	20,499
Other securities	5,212	5,181
Total	$2,007,159	$2,098,257
For further information on our investment portfolio, see Note 4 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Credit Risk Management
The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of our principal commerce activities. Our policies, applicable laws, and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry and type of borrower and by limiting the aggregation of debt to a single borrower.
In analyzing our existing portfolio, we review our consumer and residential loan portfolios by their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan-by-loan basis.
We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio, see the following: “Allowance for Loan and Lease Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2014 Annual Report on Form 10-K.
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
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans.
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2015	% of Total	December 31, 2014	% of Total
	(dollars in thousands)
Commercial business	$2,139,873	39.3%	$2,119,565	38.9%
Real estate:
One-to-four family residential	173,739	3.2%	175,571	3.2%
Commercial and multifamily residential	2,374,454	43.5%	2,363,541	43.5%
Total real estate	2,548,193	46.7%	2,539,112	46.7%
Real estate construction:
One-to-four family residential	124,017	2.3%	116,866	2.1%
Commercial and multifamily residential	119,880	2.2%	134,443	2.5%
Total real estate construction	243,897	4.5%	251,309	4.6%
Consumer	352,960	6.5%	364,182	6.7%
Purchased credit impaired	219,839	4.0%	230,584	4.2%
Subtotal	5,504,762	101.0%	5,504,752	101.1%
Less: Net unearned income	(53,867)	(1.0)%	(59,374)	(1.1)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$5,450,895	100.0%	$5,445,378	100.0%
Loans held for sale	$3,545		$1,116

Total loans increased $5.5 million from year-end 2014. The loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $53.9 million in unearned income recorded at March 31, 2015 was comprised of $45.4 million in discount on acquired loans and $8.5 million in deferred loan fees. The $59.4 million in unearned income recorded at December 31, 2014 consisted of $50.8 million in discount on acquired loans and $8.6 million in deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	March 31, 2015	December 31, 2014
Acquisition:	(dollars in thousands)
Intermountain	$9,742	$10,453
West Coast	36,010	40,623
Other (premium)	(336)	(303)
Total net discount at period end	45,416	50,773
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
Purchased Credit Impaired Loans: PCI loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. PCI loans are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO; and (iii) other personal property owned, if applicable.

Nonaccrual loans: The Consolidated Financial Statements are prepared according to the accrual basis of accounting. This includes the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status, which occurs when there are serious doubts about the collectability of principal or interest. Our policy is generally to discontinue the accrual of interest on all loans past due 90 days or more and place them on nonaccrual status. Loans accounted for under ASC 310-30 are generally considered accruing and performing as the loans accrete interest income over the estimated lives of the loans when cash flows are reasonably estimable. Accordingly, PCI loans accounted for under ASC 310-30 that are contractually past due are still considered to be accruing and performing loans.
The following table set forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2015	December 31, 2014
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$17,429	$16,799
Real estate:
One-to-four family residential	4,429	2,822
Commercial and multifamily residential	4,498	7,847
Total real estate	8,927	10,669
Real estate construction:
One-to-four family residential	2,134	465
Commercial and multifamily residential	470	480
Total real estate construction	2,604	945
Consumer	2,868	2,939
Total nonaccrual loans	31,828	31,352
Other real estate owned and other personal property owned	23,347	22,225
Total nonperforming assets	$55,175	$53,577

Loans, net of unearned income	$5,450,895	$5,445,378
Total assets	$8,552,902	$8,578,846

Nonperforming loans to period end loans	0.58%	0.58%
Nonperforming assets to period end assets	0.65%	0.62%
At March 31, 2015, nonperforming assets were $55.2 million, compared to $53.6 million at December 31, 2014. Nonperforming assets increased $1.6 million during the three months ended March 31, 2015 as a result of a $476 thousand increase in nonaccrual loans and a $1.1 million increase in OREO, most of which came from the PCI portfolio.
Other Real Estate Owned: During the three months ended March 31, 2015, OREO increased $1.1 million. The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$22,190	$35,927
Transfers in	4,692	5,751
Valuation adjustments	(197)	(1,580)
Proceeds from sale of OREO property	(5,122)	(11,205)
Gain on sale of OREO, net	1,736	1,659
Balance, end of period	$23,299	$30,552

Allowance for Loan and Lease Losses
Loans, excluding Purchased Credit Impaired Loans
We maintain an ALLL to absorb losses inherent in the loan portfolio. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the ALLL includes the following key elements:

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

On a quarterly basis, our Chief Credit Officer reviews with executive management and the board of directors the various additional factors that management considers when determining the adequacy of the ALLL, including economic and business condition reviews. Factors which influenced management’s judgment in determining the amount of the additions to the ALLL charged to operating expense include the following as of the applicable balance sheet dates:

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
Purchased Credit Impaired Loans
PCI loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. PCI loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected loan cash flows, at the pool-level, on a quarterly basis. If, due to credit deterioration, the present value of expected cash flows, as periodically re-measured, is less than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to the lower amount by adjusting the ALLL with a charge to earnings through the provision for loan losses. If the present value of expected cash flows is greater than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to a higher amount by recapturing previously recorded allowance for loan losses, if any.
At March 31, 2015, our ALLL was $70.2 million, or 1.29% of total loans (excluding loans held for sale). This compares with an ALLL of $69.6 million, or 1.28% of total loans (excluding loans held for sale) at December 31, 2014 and an ALLL of $70.6 million or 1.54% of total loans (excluding loans held for sale) at March 31, 2014.

The following table provides an analysis of the Company’s ALLL for loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$69,569	$72,454
Charge-offs:
Commercial business	(1,426)	(233)
One-to-four family residential	(8)	(207)
Commercial and multifamily residential	—	(1,023)
Consumer	(891)	(727)
Purchased credit impaired	(4,100)	(4,273)
Total charge-offs	(6,425)	(6,463)
Recoveries:
Commercial business	618	490
One-to-four family residential	12	28
Commercial and multifamily residential	3,261	39
One-to-four family residential construction	28	42
Commercial and multifamily residential construction	3	—
Consumer	273	253
Purchased credit impaired	1,686	1,806
Total recoveries	5,881	2,658
Net charge-offs	(544)	(3,805)
Provision for loan and lease losses	1,209	1,922
Ending balance	$70,234	$70,571
Total loans, net at end of period, excluding loans held of sale	$5,450,895	$4,577,363
Allowance for loan and lease losses to period-end loans	1.29%	1.54%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	—	150
Ending balance	$2,655	$2,655

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
At March 31, 2015, the FDIC loss-sharing asset was $14.6 million, which was comprised of a $10.6 million FDIC indemnification asset and a $4.0 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$15,174	$39,846
Adjustments not reflected in income:
Cash payments to (from) the FDIC	(659)	1,678
FDIC reimbursable losses (recoveries), net	(21)	132
Adjustments reflected in income:
Amortization, net	(2,294)	(6,452)
Loan impairment	1,532	1,938
Sale of other real estate	(420)	(756)
Write-downs of other real estate	1,071	516
Other	261	(65)
Balance at end of period	$14,644	$36,837
For additional information on the FDIC loss-sharing asset, please see Note 8 to the Consolidated Financial Statements presented elsewhere in this report.
Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Seattle, the Federal Reserve Bank of San Francisco, and wholesale and retail repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.
Columbia Bank is a member of the FHLB of Seattle. In 2014, the FHLB of Seattle entered into a merger agreement with the Federal Home Loan Bank of Des Moines (the “Des Moines Bank”). If the merger contemplated by that agreement is consummated, the FHLB of Seattle will merge with and into the Des Moines Bank, with the Des Moines Bank being the surviving entity. As a result, the Bank will become a member of the Des Moines Bank and its shares of FHLB stock will be converted into shares of stock of the Des Moines Bank.

Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $151.8 million since year-end 2014.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2015, CDARS® deposits and brokered money market deposits were $102.8 million, or 1% of total deposits, compared to $101.8 million at year-end 2014. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other non-interest bearing	$3,260,376	46.2%	$2,651,373	38.3%
Interest bearing demand	901,684	12.7%	1,304,258	18.8%
Money market	1,700,014	24.0%	1,760,331	25.4%
Savings	630,423	8.9%	615,721	8.9%
Certificates of deposit less than $100,000	279,258	3.9%	288,261	4.2%
Total core deposits	6,771,755	95.7%	6,619,944	95.6%
Certificates of deposit greater than $100,000	199,728	2.8%	202,014	2.9%
Certificates of deposit insured by CDARS®	18,430	0.3%	18,429	0.3%
Brokered money market accounts	84,336	1.2%	83,402	1.2%
Subtotal	7,074,249	100.0%	6,923,789	100.0%
Premium resulting from acquisition date fair value adjustment	716		933
Total deposits	$7,074,965		$6,924,722
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At March 31, 2015, we had FHLB advances of $36.6 million compared to $216.6 million at December 31, 2014.
We also utilize wholesale and retail repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2015 and December 31, 2014, we had term repurchase agreements of $25.0 million, which mature in 2018, and sweep-related repurchase agreements of $71.9 million and $80.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2015, we had commitments to extend credit of $1.73 billion compared to $1.62 billion at December 31, 2014.

Capital Resources
Shareholders’ equity at March 31, 2015 was $1.24 billion, an increase from $1.23 billion at December 31, 2014. Shareholders’ equity was 15% of total period-end assets at March 31, 2015 and 14% at December 31, 2014.
Capital Ratios: Basel III capital requirements became effective on January 1, 2015. The new capital requirements, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations. Under the requirements that are now effective, the minimum capital ratios are now (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital to risk-weighted assets, (iii) 8% total capital to risk-weighted assets and (iv) 4% Tier 1 leverage. The Company and the Bank have made the one-time election to opt-out of including accumulated other comprehensive income items in regulatory capital calculations.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a CET1 risk-adjusted capital ratio of 6.5%, a Tier I risk-adjusted capital ratio of at least 8%, a total risk-adjusted capital ratio of at least 10% and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.
The Company and its banking subsidiary qualify as “well-capitalized” at March 31, 2015. The following table presents the regulatory standards for adequately capitalized and well-capitalized institutions and the capital ratios for the Company and its banking subsidiary at March 31, 2015:

	Company	Columbia Bank	Requirements
	March 31, 2015	March 31, 2015	Adequately capitalized	Well- Capitalized
Common equity tier 1 (CET1) risk-based capital ratio	12.50%	12.37%	4.50%	6.50%
Tier 1 risk-based capital ratio	12.53%	12.37%	6.00%	8.00%
Total risk-based capital ratio	13.63%	13.47%	8.00%	10.00%
Leverage ratio	10.29%	9.76%	4.00%	5.00%
For additional information concerning the new Basel III capital requirements, including information regarding those requirements when fully phased in, see “Business-Regulatory Capital Requirements” in our 2014 Form 10-K. See Note 24, Regulatory Capital Requirements, in Item 8 of our 2014 Form 10-K for additional details related to our capital ratios as of December 31, 2014 based on capital requirements then in effect.

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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$82,667	$75,788
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(2,447)	(6,489)
Incremental accretion income on other FDIC acquired loans	(117)	(204)
Incremental accretion income on other acquired loans	(4,934)	(5,615)
Premium amortization on acquired securities	2,861	1,625
Interest reversals on nonaccrual loans	650	287
Operating net interest income (tax equivalent) (1)	$78,680	$65,392
Average interest earning assets	$7,529,040	$6,244,692
Net interest margin (tax equivalent) (1)	4.39%	4.85%
Operating net interest margin (tax equivalent) (1)	4.18%	4.19%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.3 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2015, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2014. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2015:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan (2)
1/1/2015 - 1/31/2015	510	$26.42	—	—
2/1/2015 - 2/28/2015	26,981	28.15	—	—
3/1/2015 - 3/31/2015	286	29.02	—	—
	27,777	$28.12	—

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 27,777 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The Company does not have a current share repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1*+	Amendment to Employment Agreement effective February 27, 2015 among the Bank, the Company and Melanie J. Dressel

10.2*+	First Amendment to the Second Amended and Restated Executive Supplemental Compensation Agreement, by and between the Bank and Melanie J. Dressel, effective February 27, 2015

10.3*+	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015

10.4*+	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015

10.5*+	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015

10.6*+
First Amendment to the Restated and Amended West Coast Bank Supplemental Executive Retirement Plan Agreement, by and among the Company (as successor-in-interest to West Coast Bancorp), Bank (as successor-in-interest to West Coast Bank) and Hadley S. Robbins, effective February 27, 2015

10.7*+	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective February 27, 2015

10.8*+	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 6, 2015	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2015	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2015	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

10.1*+	Amendment to Employment Agreement effective February 27, 2015 among the Bank, the Company and Melanie J. Dressel

10.2*+	First Amendment to the Second Amended and Restated Executive Supplemental Compensation Agreement, by and between the Bank and Melanie J. Dressel, effective February 27, 2015

10.3*+	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015

10.4*+	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015

10.5*+	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015

10.6*+
First Amendment to the Restated and Amended West Coast Bank Supplemental Executive Retirement Plan Agreement, by and among the Company (as successor-in-interest to West Coast Bancorp), Bank (as successor-in-interest to West Coast Bank) and Hadley S. Robbins, effective February 27, 2015

10.7*+	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective February 27, 2015

10.8*+	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith