Form 10-Q
period 2015-06-30
COLUMBIA BANKING SYSTEM INC
filed 2015-08-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 31, 2015 was 57,734,127.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2015	December 31, 2014
ASSETS			(in thousands)
Cash and due from banks			$172,139	$171,221
Interest-earning deposits with banks			5,564	16,949
Total cash and cash equivalents			177,703	188,170
Securities available for sale at fair value (amortized cost of $1,907,403 and $2,087,069, respectively)			1,914,445	2,098,257
Federal Home Loan Bank stock at cost			11,803	33,365
Loans held for sale			4,220	1,116
Loans, net of unearned income of ($49,359) and ($59,374), respectively			5,611,897	5,445,378
Less: allowance for loan and lease losses			69,257	69,569
Loans, net			5,542,640	5,375,809
FDIC loss-sharing asset			9,344	15,174
Interest receivable			27,483	27,802
Premises and equipment, net			170,380	172,090
Other real estate owned			20,617	22,190
Goodwill			382,537	382,537
Other intangible assets, net			26,924	30,459
Other assets			229,923	231,877
Total assets			$8,518,019	$8,578,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,207,538	$2,651,373
Interest-bearing			3,836,835	4,273,349
Total deposits			7,044,373	6,924,722
Federal Home Loan Bank advances			45,549	216,568
Securities sold under agreements to repurchase			92,230	105,080
Other borrowings			—	8,248
Other liabilities			99,653	96,053
Total liabilities			7,281,805	7,350,671
Commitments and contingent liabilities
Shareholders’ equity:
	June 30, 2015	December 31, 2014
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	63,033
Issued and outstanding	57,709	57,437	987,320	985,839
Retained earnings			243,888	234,498
Accumulated other comprehensive income			2,789	5,621
Total shareholders’ equity			1,236,214	1,228,175
Total liabilities and shareholders’ equity			$8,518,019	$8,578,846
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)
Interest Income
Loans	$71,744	$67,004	$142,566	$132,545
Taxable securities	7,260	6,382	14,786	13,134
Tax-exempt securities	3,010	2,671	6,052	5,289
Deposits in banks	26	30	53	44
Total interest income	82,040	76,087	163,457	151,012
Interest Expense
Deposits	740	729	1,488	1,481
Federal Home Loan Bank advances	154	115	313	229
Other borrowings	136	119	282	238
Total interest expense	1,030	963	2,083	1,948
Net Interest Income	81,010	75,124	161,374	149,064
Provision for loan and lease losses	2,202	2,117	3,411	4,039
Net interest income after provision for loan and lease losses	78,808	73,007	157,963	145,025
Noninterest Income
Service charges and other fees	15,874	13,790	30,743	26,726
Merchant services fees	2,340	2,040	4,380	3,910
Investment securities gains, net	343	296	1,064	519
Bank owned life insurance	1,206	976	2,284	1,941
Change in FDIC loss-sharing asset	(1,494)	(5,050)	(1,344)	(9,869)
Other	3,193	2,575	7,102	5,408
Total noninterest income	21,462	14,627	44,229	28,635
Noninterest Expense
Compensation and employee benefits	38,446	31,064	77,546	62,402
Occupancy	8,687	8,587	16,680	16,831
Merchant processing	1,079	998	2,056	1,978
Advertising and promotion	1,195	950	2,126	1,719
Data processing and communications	4,242	3,680	9,226	7,200
Legal and professional fees	2,847	2,303	5,354	4,472
Taxes, licenses and fees	1,427	1,051	2,659	2,231
Regulatory premiums	1,321	1,073	2,542	2,249
Net cost (benefit) of operation of other real estate owned	(563)	(97)	(1,809)	49
Amortization of intangibles	1,718	1,480	3,535	3,060
Other	8,072	6,675	15,290	12,959
Total noninterest expense	68,471	57,764	135,205	115,150
Income before income taxes	31,799	29,870	66,987	58,510
Income tax provision	9,853	8,643	20,680	17,439
Net Income	$21,946	$21,227	$46,307	$41,071
Earnings per common share
Basic	$0.38	$0.40	$0.80	$0.79
Diluted	$0.38	$0.40	$0.80	$0.77
Dividends paid per common share	$0.34	$0.24	$0.64	$0.36
Weighted average number of common shares outstanding	57,055	52,088	56,999	51,600
Weighted average number of diluted common shares outstanding	57,069	52,494	57,012	52,463
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Net income as reported	$21,946	$21,227
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $6,457 and ($4,992)	(11,341)	8,768
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $124 and $107	(219)	(189)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(11,560)	8,579
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($35) and ($13)	63	24
Pension plan liability adjustment, net	63	24
Other comprehensive income (loss)	(11,497)	8,603
Total comprehensive income	$10,449	$29,830

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Net income as reported	$46,307	$41,071
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $1,119 and ($9,041)	(1,965)	15,887
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $386 and $188	(678)	(331)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(2,643)	15,556
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $159 and $0	(280)	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($51) and ($26)	91	48
Pension plan liability adjustment, net	(189)	48
Other comprehensive income (loss)	(2,832)	15,604
Total comprehensive income	$43,475	$56,675
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	46,307	—	46,307
Other comprehensive loss	—	—	—	—	—	(2,832)	(2,832)
Issuance of common stock - stock option and other plans	—	—	21	519	—	—	519
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	282	1,836	—	—	1,836
Purchase and retirement of common stock	—	—	(31)	(874)	—	—	(874)
Preferred dividends	—	—	—	—	(66)	—	(66)
Cash dividends paid on common stock	—	—	—	—	(36,851)	—	(36,851)
Balance at June 30, 2015	9	$2,217	57,709	$987,320	$243,888	$2,789	$1,236,214
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	41,071	—	41,071
Other comprehensive income	—	—	—	—	—	15,604	15,604
Issuance of common stock - cashless exercise of warrants	—	—	1,140	—	—	—	—
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Issuance of common stock - stock option and other plans	—	—	21	425	—	—	425
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	233	1,224	—	—	1,224
Purchase and retirement of common stock	—	—	(24)	(601)	—	—	(601)
Preferred dividends	—	—	—	—	(37)	—	(37)
Cash dividends paid on common stock	—	—	—	—	(18,783)	—	(18,783)
Balance at June 30, 2014	9	$2,217	52,635	$861,609	$224,765	$3,560	$1,092,151

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)

	Six Months Ended June 30,
	2015	2014 (1)
	(in thousands)
Cash Flows From Operating Activities
Net Income	$46,307	$41,071
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	3,411	4,039
Stock-based compensation expense	1,836	1,224
Depreciation, amortization and accretion	14,630	17,057
Investment securities gain, net	(1,064)	(519)
Net realized (gain) loss on sale of other assets	(289)	453
Net realized gain on sale of other real estate owned	(2,992)	(2,972)
Write-down on other real estate owned	793	2,554
Net change in:
Loans held for sale	(3,104)	(15)
Interest receivable	319	23
Interest payable	(105)	(20)
Other assets	1,579	3,062
Other liabilities	3,292	(2,589)
Net cash provided by operating activities	64,613	63,368
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(175,260)	(201,162)
Purchases of:
Securities available for sale	(37,070)	(22,804)
Premises and equipment	(4,805)	(8,383)
Federal Home Loan Bank stock	(1,440)	—
Proceeds from:
FDIC reimbursement on loss-sharing asset	4,009	3,982
Sales of securities available for sale	72,166	30,704
Principal repayments and maturities of securities available for sale	135,102	83,788
Sales of premises and equipment, Federal Home Loan Bank stock and loans held for investment	30,871	1,095
Sales of other real estate and other personal property owned (1)	11,553	15,932
Payments to FDIC related to loss-sharing asset	(487)	(2,217)
Net cash provided by (used in) investing activities	34,639	(99,065)
Cash Flows From Financing Activities
Net increase in deposits	119,651	25,594
Net decrease in sweep repurchase agreements	(12,850)	—
Proceeds from:
Federal Home Loan Bank advances	1,319,000	1,168,000
Federal Reserve Bank borrowings	1,010	50
Exercise of stock options	519	425
Payments for:
Repayment of Federal Home Loan Bank advances	(1,490,000)	(1,094,000)
Repayment of Federal Reserve Bank borrowings	(1,010)	(50)
Common stock dividends	(36,851)	(18,783)
Preferred stock dividends	(66)	(37)
Repayment of other borrowings	(8,248)	—
Purchase and retirement of common stock	(874)	(601)
Net cash provided by (used in) financing activities	(109,719)	80,598
Increase (decrease) in cash and cash equivalents	(10,467)	44,901
Cash and cash equivalents at beginning of period	188,170	179,561
Cash and cash equivalents at end of period	$177,703	$224,462
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$2,188	$1,968
Cash paid for income tax	$7,281	$8,200
Non-cash investing and financing activities
Loans transferred to other real estate owned	$7,836	$7,841
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
See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results to be anticipated for the year ending December 31, 2015. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2014 Annual Report on Form 10-K.
Our results of operations for the three and six month periods ended June 30, 2015 include the acquisition of Intermountain Community Bancorp (“Intermountain”) for the entire period. However, the results of operations for the prior year periods do not include the acquisition. See Note 3, Business Combinations, for further information regarding this acquisition.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2014 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2014 Form 10-K disclosure for the year ended December 31, 2014.

2.	Accounting Pronouncements Recently Issued
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, on July 9, 2015, the FASB voted to approve a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

3.	Business Combinations
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company paid $131.9 million in total consideration to acquire 100% of the equity interests of Intermountain. The primary reason for the acquisition was to expand the Company’s geographic footprint into the state of Idaho, consistent with its ongoing growth strategy.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 1, 2014 acquisition date. Initial accounting for deferred taxes was incomplete as of June 30, 2015. The amount currently recognized in the financial statements has been determined provisionally as the final Intermountain Community Bancorp tax return has not yet been completed. The application of the acquisition method of accounting resulted in recognition of goodwill of $38.6 million and a core deposit intangible of $10.9 million, or 1.75% of core deposits. The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.

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
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period January 1, 2015 to June 30, 2015. Disclosure of the amount of Intermountain’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the six month period ended June 30, 2014. This unaudited pro forma information was calculated as if Intermountain had been acquired as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information combines the historical results of Intermountain with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective period. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Six Months Ended June 30,
2014
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$197,723
Net income	$43,719
Earnings per share - basic	$0.78
Earnings per share - diluted	$0.77
In connection with the Intermountain acquisition, Columbia recognized $5.6 million and $8.5 million in acquisition-related expenses for the three and six month periods ended June 30, 2015, respectively, and recognized no acquisition-related expenses for the three and six month periods ended June 30, 2014. In addition, related to the acquisition of West Coast Bancorp (“West Coast”) which was completed on April 1, 2013, Columbia recognized $72 thousand in acquisition-related expenses for the six month period ended June 30, 2015, and $672 thousand and $1.6 million in acquisition-related expenses for the three and six month periods ended June 30, 2014, respectively.
The following table shows the impact of the acquisition-related expenses related to the acquisition of Intermountain for the three and six month periods ended June 30, 2015 to the various components of noninterest expense:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$3,035	$3,308
Occupancy	804	1,303
Advertising and promotion	247	343
Data processing and communications	180	1,738
Legal and professional fees	633	1,018
Other	744	835
Total impact of acquisition-related costs to noninterest expense	$5,643	$8,545
See Note 2, Business Combinations, in Item 8 of our 2014 Form 10-K for additional details related to the Intermountain acquisition.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,042,134	$8,427	$(9,482)	$1,041,079
State and municipal securities	479,847	11,184	(2,000)	489,031
U.S. government agency and government-sponsored enterprise securities	359,714	1,195	(1,884)	359,025
U.S. government securities	20,424	—	(262)	20,162
Other securities	5,284	23	(159)	5,148
Total	$1,907,403	$20,829	$(13,787)	$1,914,445
December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,160,378	$10,219	$(8,210)	$1,162,387
State and municipal securities	483,578	14,432	(1,526)	496,484
U.S. government agency and government-sponsored enterprise securities	416,919	856	(4,069)	413,706
U.S. government securities	20,910	—	(411)	20,499
Other securities	5,284	20	(123)	5,181
Total	$2,087,069	$25,527	$(14,339)	$2,098,257

Proceeds from sales of securities available-for-sale were $14.9 million and $24.3 million for the three months ended June 30, 2015 and 2014, respectively, and were $72.2 million and $30.7 million for the six months ended June 30, 2015 and 2014, respectively. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains	$343	$296	$1,073	$519
Gross realized losses	—	—	(9)	—
Net realized gains	$343	$296	$1,064	$519
The scheduled contractual maturities of investment securities available for sale at June 30, 2015 are presented as follows:

	June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$20,112	$20,399
Due after one year through five years	391,397	392,321
Due after five years through ten years	535,833	539,403
Due after ten years	954,777	957,174
Other securities with no stated maturity	5,284	5,148
Total investment securities available-for-sale	$1,907,403	$1,914,445
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

June 30, 2015
(in thousands)
Washington and Oregon State to secure public deposits	$331,431
Federal Reserve Bank to secure borrowings	55,508
Other securities pledged	149,327
Total securities pledged as collateral	$536,266

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$290,497	$(2,468)	$200,514	$(7,014)	$491,011	$(9,482)
State and municipal securities	123,367	(1,020)	29,701	(980)	153,068	(2,000)
U.S. government agency and government-sponsored enterprise securities	128,033	(418)	100,277	(1,466)	228,310	(1,884)
U.S. government securities	—	—	19,613	(262)	19,613	(262)
Other securities	2,304	(11)	2,807	(148)	5,111	(159)
Total	$544,201	$(3,917)	$352,912	$(9,870)	$897,113	$(13,787)

December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$258,825	$(1,287)	$279,015	$(6,924)	$537,840	$(8,211)
State and municipal securities	71,026	(543)	44,148	(982)	115,174	(1,525)
U.S. government agency and government-sponsored enterprise securities	105,250	(518)	216,221	(3,551)	321,471	(4,069)
U.S. government securities	—	—	19,450	(411)	19,450	(411)
Other securities	2,313	(2)	2,834	(121)	5,147	(123)
Total	$437,414	$(2,350)	$561,668	$(11,989)	$999,082	$(14,339)
At June 30, 2015, there were 108 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 35 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.
At June 30, 2015, there were 123 state and municipal government securities in an unrealized loss position, of which 28 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2015, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.
At June 30, 2015, there were 20 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, eight of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.
At June 30, 2015, there were two U.S. government securities in an unrealized loss position, both of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.
At June 30, 2015, there were two other securities in an unrealized loss position, of which one was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 as it has the intent and ability to hold the investments for sufficient time to allow for recovery in the market value.

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
The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

	June 30, 2015			December 31, 2014
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,255,468	$41,221	$2,296,689	$2,119,565	$44,505	$2,164,070
Real estate:
One-to-four family residential	181,849	25,740	207,589	175,571	26,993	202,564
Commercial and multifamily residential	2,406,594	108,578	2,515,172	2,363,541	128,769	2,492,310
Total real estate	2,588,443	134,318	2,722,761	2,539,112	155,762	2,694,874
Real estate construction:
One-to-four family residential	127,311	2,882	130,193	116,866	4,021	120,887
Commercial and multifamily residential	129,302	2,020	131,322	134,443	2,321	136,764
Total real estate construction	256,613	4,902	261,515	251,309	6,342	257,651
Consumer	358,365	21,926	380,291	364,182	23,975	388,157
Less: Net unearned income	(49,359)	—	(49,359)	(59,374)	—	(59,374)
Total loans, net of unearned income	5,409,530	202,367	5,611,897	5,214,794	230,584	5,445,378
Less: Allowance for loan and lease losses	(53,083)	(16,174)	(69,257)	(53,233)	(16,336)	(69,569)
Total loans, net	$5,356,447	$186,193	$5,542,640	$5,161,561	$214,248	$5,375,809
Loans held for sale	$4,220	$—	$4,220	$1,116	$—	$1,116
At June 30, 2015 and December 31, 2014, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million at June 30, 2015 and $13.2 million at December 31, 2014. During the first six months of 2015, there were $7 thousand in advances and $3.1 million in repayments.
At June 30, 2015 and December 31, 2014, $1.22 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $47.5 million and $46.0 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at June 30, 2015 and December 31, 2014, respectively.

The following is an analysis of nonaccrual loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$13,018	$17,139	$16,552	$21,453
Unsecured	521	673	247	269
Real estate:
One-to-four family residential	4,193	5,985	2,822	5,680
Commercial & multifamily residential:
Commercial land	1,561	1,704	821	1,113
Income property	1,276	1,331	3,200	5,521
Owner occupied	972	1,131	3,826	5,837
Real estate construction:
One-to-four family residential:
Land and acquisition	862	866	95	112
Residential construction	1,075	1,222	370	370
Commercial & multifamily residential:
Owner occupied	469	489	480	489
Consumer	1,799	2,176	2,939	3,930
Total	$25,746	$32,716	$31,352	$44,774

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of June 30, 2015 and December 31, 2014:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2015	(in thousands)
Commercial business:
Secured	$2,149,972	$3,847	$1,589	$—	$5,436	$13,018	$2,168,426
Unsecured	81,433	270	—	—	270	521	82,224
Real estate:
One-to-four family residential	172,268	2,024	128	—	2,152	4,193	178,613
Commercial & multifamily residential:
Commercial land	206,558	1,154	—	—	1,154	1,561	209,273
Income property	1,310,441	1,756	415	—	2,171	1,276	1,313,888
Owner occupied	857,764	589	276	—	865	972	859,601
Real estate construction:
One-to-four family residential:
Land and acquisition	15,955	—	—	—	—	862	16,817
Residential construction	107,279	758	—	—	758	1,075	109,112
Commercial & multifamily residential:
Income property	64,557	—	—	—	—	—	64,557
Owner occupied	61,572	981	—	—	981	469	63,022
Consumer	341,606	444	148	—	592	1,799	343,997
Total	$5,369,405	$11,823	$2,556	$—	$14,379	$25,746	$5,409,530

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,004,418	$5,137	$6,149	$1,372	$12,658	$16,552	$2,033,628
Unsecured	79,661	185	—	—	185	247	80,093
Real estate:
One-to-four family residential	167,197	1,700	45	—	1,745	2,822	171,764
Commercial & multifamily residential:
Commercial land	187,470	1,454	34	—	1,488	821	189,779
Income property	1,294,982	3,031	786	—	3,817	3,200	1,301,999
Owner occupied	839,689	937	289	—	1,226	3,826	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,462	953	—	—	953	95	16,510
Residential construction	97,821	326	—	4	330	370	98,521
Commercial & multifamily residential:
Income property	73,783	—	—	—	—	—	73,783
Owner occupied	57,470	—	994	—	994	480	58,944
Consumer	341,032	933	118	10	1,061	2,939	345,032
Total	$5,158,985	$14,656	$8,415	$1,386	$24,457	$31,352	$5,214,794

The following is an analysis of impaired loans as of June 30, 2015 and December 31, 2014:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2015	(in thousands)
Commercial business:
Secured	$2,160,836	$7,590	$1,230	$1,231	$1,161	$6,360	$8,169
Unsecured	82,224	—	—	—	—	—	—
Real estate:
One-to-four family residential	174,430	4,183	416	458	111	3,767	4,428
Commercial & multifamily residential:
Commercial land	209,273	—	—	—	—	—	—
Income property	1,311,944	1,944	—	—	—	1,944	2,326
Owner occupied	853,498	6,103	575	574	20	5,528	8,008
Real estate construction:
One-to-four family residential:
Land and acquisition	15,849	968	107	107	66	861	866
Residential construction	108,219	893	—	—	—	893	893
Commercial & multifamily residential:
Income property	64,557	—	—	—	—	—	—
Owner occupied	63,022	—	—	—	—	—	—
Consumer	343,971	26	—	—	—	26	105
Total	$5,387,823	$21,707	$2,328	$2,370	$1,358	$19,379	$24,795

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,023,104	$10,524	$99	$99	$25	$10,425	$12,410
Unsecured	80,091	2	2	2	2	—	—
Real estate:
One-to-four family residential	169,619	2,145	424	465	120	1,721	2,370
Commercial & multifamily residential:
Commercial land	189,779	—	—	—	—	—	—
Income property	1,295,650	6,349	—	—	—	6,349	10,720
Owner occupied	835,895	8,846	582	582	27	8,264	12,732
Real estate construction:
One-to-four family residential:
Land and acquisition	16,401	109	109	109	67	—	—
Residential construction	98,521	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	73,783	—	—	—	—	—	—
Owner occupied	58,944	—	—	—	—	—	—
Consumer	344,908	124	—	—	—	124	201
Total	$5,186,695	$28,099	$1,216	$1,257	$241	$26,883	$38,433

The following table provides additional information on impaired loans for the three and six month periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$9,231	$8	$6,933	$17	$9,662	$15	$6,318	$33
Unsecured	—	—	23	—	1	—	27	1
Real estate:
One-to-four family residential	4,180	11	2,069	11	3,502	24	1,920	23
Commercial & multifamily residential:
Commercial land	235	—	103	—	157	—	107	—
Income property	1,966	23	7,213	74	3,427	33	6,946	136
Owner occupied	6,567	235	9,222	235	7,326	468	9,817	476
Real estate construction:
One-to-four family residential:
Land and acquisition	974	2	653	1	686	3	1,083	3
Residential construction	893	—	—	—	595	—	—	—
Consumer	355	1	155	3	278	2	159	5
Total	$24,401	$280	$26,371	$341	$25,634	$545	$26,377	$677

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	—	$—	$—	2	$546	$546
Real estate:
One-to-four family residential	1	30	30	—	—	—
Total	1	$30	$30	2	$546	$546

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	—	$—	$—	4	$759	$759
Real estate:
One-to-four family residential	1	30	30	2	494	494
Commercial and multifamily residential:
Income property	—	—	—	1	143	126
Total	1	$30	$30	7	$1,396	$1,379
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings completed in the three and six month periods ending June 30, 2015 and 2014 largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had no commitments to lend additional funds on loans classified as TDR as of June 30, 2015 and December 31, 2014. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three and six month periods ended June 30, 2015 and 2014.
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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial business	$45,934	$50,334
Real estate:
One-to-four family residential	29,860	31,981
Commercial and multifamily residential	116,992	140,398
Total real estate	146,852	172,379
Real estate construction:
One-to-four family residential	3,040	4,353
Commercial and multifamily residential	2,249	2,588
Total real estate construction	5,289	6,941
Consumer	24,427	26,814
Subtotal of PCI loans	222,502	256,468
Less:
Valuation discount resulting from acquisition accounting	20,135	25,884
Allowance for loan losses	16,174	16,336
PCI loans, net of allowance for loan losses	$186,193	$214,248
The following table shows the changes in accretable yield for PCI loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$68,726	$101,543	$73,849	$103,907
Accretion	(5,737)	(10,055)	(12,056)	(20,624)
Disposals	(959)	—	(2,052)	(2,826)
Reclassifications from nonaccretable difference	5,253	1,023	7,542	12,054
Balance at end of period	$67,283	$92,511	$67,283	$92,511

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
We have used the same methodology for ALLL calculations during the six months ended June 30, 2015 and 2014. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
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

The following tables show a detailed analysis of the ALLL for the three and six months ended June 30, 2015 and 2014:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2015	(in thousands)
Commercial business:
Secured	$25,761	$(2,022)	$200	$3,769	$27,708	$1,161	$26,547
Unsecured	1,012	(64)	9	(100)	857	—	857
Real estate:
One-to-four family residential	1,364	(289)	15	265	1,355	111	1,244
Commercial & multifamily residential:
Commercial land	827	—	—	754	1,581	—	1,581
Income property	8,440	(43)	7	(207)	8,197	—	8,197
Owner occupied	5,612	—	13	176	5,801	20	5,781
Real estate construction:
One-to-four family residential:
Land and acquisition	1,026	—	1	(530)	497	66	431
Residential construction	1,790	—	7	(839)	958	—	958
Commercial & multifamily residential:
Income property	827	—	2	(422)	407	—	407
Owner occupied	499	—	—	(58)	441	—	441
Consumer	2,835	(319)	137	529	3,182	—	3,182
Purchased credit impaired	16,531	(2,876)	2,043	476	16,174	—	16,174
Unallocated	3,710	—	—	(1,611)	2,099	—	2,099
Total	$70,234	$(5,613)	$2,434	$2,202	$69,257	$1,358	$67,899
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(3,408)	$712	$4,481	$27,708	$1,161	$26,547
Unsecured	927	(104)	115	(81)	857	—	857
Real estate:
One-to-four family residential	2,281	(297)	27	(656)	1,355	111	1,244
Commercial & multifamily residential:
Commercial land	799	—	—	782	1,581	—	1,581
Income property	9,159	(43)	3,259	(4,178)	8,197	—	8,197
Owner occupied	5,007	—	22	772	5,801	20	5,781
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	3	(703)	497	66	431
Residential construction	1,860	—	33	(935)	958	—	958
Commercial & multifamily residential:
Income property	622	—	5	(220)	407	—	407
Owner occupied	434	—	—	7	441	—	441
Consumer	3,180	(1,210)	410	802	3,182	—	3,182
Purchased credit impaired	16,336	(6,976)	3,729	3,085	16,174	—	16,174
Unallocated	1,844	—	—	255	2,099	—	2,099
Total	$69,569	$(12,038)	$8,315	$3,411	$69,257	$1,358	$67,899

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2014	(in thousands)
Commercial business:
Secured	$28,801	$(1,642)	$1,435	$(3,077)	$25,517	$128	$25,389
Unsecured	746	(75)	277	(194)	754	19	735
Real estate:
One-to-four family residential	1,194	—	12	(123)	1,083	128	955
Commercial & multifamily residential:
Commercial land	579	(29)	2	(82)	470	—	470
Income property	10,107	(1,934)	505	1,833	10,511	—	10,511
Owner occupied	4,560	—	30	399	4,989	35	4,954
Real estate construction:
One-to-four family residential:
Land and acquisition	580	—	2	(179)	403	69	334
Residential construction	696	—	440	(459)	677	—	677
Commercial & multifamily residential:
Income property	320	—	—	94	414	—	414
Owner occupied	154	—	—	12	166	—	166
Consumer	2,637	(909)	338	577	2,643	1	2,642
Purchased credit impaired	20,129	(3,842)	1,997	1,517	19,801	—	19,801
Unallocated	68	—	—	1,799	1,867	—	1,867
Total	$70,571	$(8,431)	$5,038	$2,117	$69,295	$380	$68,915
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2014	(in thousands)
Commercial business:
Secured	$31,027	$(1,840)	$1,883	$(5,553)	$25,517	$128	$25,389
Unsecured	696	(110)	319	(151)	754	19	735
Real estate:
One-to-four family residential	1,252	(207)	40	(2)	1,083	128	955
Commercial & multifamily residential:
Commercial land	489	(29)	19	(9)	470	—	470
Income property	9,234	(1,934)	518	2,693	10,511	—	10,511
Owner occupied	3,605	(1,023)	39	2,368	4,989	35	4,954
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	41	(248)	403	69	334
Residential construction	822	—	443	(588)	677	—	677
Commercial & multifamily residential:
Income property	285	—	—	129	414	—	414
Owner occupied	58	—	—	108	166	—	166
Consumer	2,547	(1,636)	591	1,141	2,643	1	2,642
Purchased credit impaired	20,174	(8,115)	3,803	3,939	19,801	—	19,801
Unallocated	1,655	—	—	212	1,867	—	1,867
Total	$72,454	$(14,894)	$7,696	$4,039	$69,295	$380	$68,915

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$2,655	$2,455	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	275	(100)	275	(150)
Balance at end of period	$2,930	$2,355	$2,930	$2,355
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,082,480	$34,027	$51,919	$—	$—	$2,168,426
Unsecured	81,667	46	511	—	—	82,224
Real estate:
One-to-four family residential	172,318	53	6,242	—	—	178,613
Commercial and multifamily residential:
Commercial land	200,614	6,919	1,740	—	—	209,273
Income property	1,301,846	4,995	7,047	—	—	1,313,888
Owner occupied	833,120	8,570	17,911	—	—	859,601
Real estate construction:
One-to-four family residential:
Land and acquisition	16,374	—	443	—	—	16,817
Residential construction	107,752	—	1,360	—	—	109,112
Commercial and multifamily residential:
Income property	64,557	—	—	—	—	64,557
Owner occupied	62,148	—	874	—	—	63,022
Consumer	340,250	—	3,747	—	—	343,997
Total	$5,263,126	$54,610	$91,794	$—	$—	5,409,530
Less:
Allowance for loan and lease losses						53,083
Loans, excluding PCI loans, net						$5,356,447

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$1,963,210	$15,790	$54,628	$—	$—	$2,033,628
Unsecured	79,534	—	559	—	—	80,093
Real estate:
One-to-four family residential	163,914	55	7,795	—	—	171,764
Commercial and multifamily residential:
Commercial land	183,701	4,217	1,861	—	—	189,779
Income property	1,287,729	5,885	8,385	—	—	1,301,999
Owner occupied	825,694	7,876	11,171	—	—	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,307	167	1,036	—	—	16,510
Residential construction	96,031	909	1,581	—	—	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	73,783
Owner occupied	58,055	—	889	—	—	58,944
Consumer	339,695	68	5,269	—	—	345,032
Total	$5,086,653	$34,967	$93,174	$—	$—	5,214,794
Less:
Allowance for loan and lease losses						53,233
Loans, excluding PCI loans, net						$5,161,561

The following is an analysis of the credit quality of our PCI loan portfolio as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$36,179	$212	$8,147	$—	$—	$44,538
Unsecured	1,360	—	36	—	—	1,396
Real estate:
One-to-four family residential	26,797	—	3,063	—	—	29,860
Commercial and multifamily residential:
Commercial land	8,799	—	664	—	—	9,463
Income property	41,517	—	9,678	—	—	51,195
Owner occupied	52,908	—	3,426	—	—	56,334
Real estate construction:
One-to-four family residential:
Land and acquisition	1,261	—	537	—	—	1,798
Residential construction	1,226	—	16	—	—	1,242
Commercial and multifamily residential:
Income property	1,340	—	—	—	—	1,340
Owner occupied	909	—	—	—	—	909
Consumer	23,023	—	1,404	—	—	24,427
Total	$195,319	$212	$26,971	$—	$—	222,502
Less:
Valuation discount resulting from acquisition accounting						20,135
Allowance for loan losses						16,174
PCI loans, net						$186,193

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
PCI loans:
Commercial business:
Secured	$37,927	$937	$9,223	$—	$—	$48,087
Unsecured	2,156	—	91	—	—	2,247
Real estate:
One-to-four family residential	28,822	—	3,159	—	—	31,981
Commercial and multifamily residential:
Commercial land	9,104	—	6,240	—	—	15,344
Income property	51,435	1,892	7,186	—	—	60,513
Owner occupied	58,629	346	5,566	—	—	64,541
Real estate construction:
One-to-four family residential:
Land and acquisition	1,595	—	913	—	—	2,508
Residential construction	741	—	1,104	—	—	1,845
Commercial and multifamily residential:
Income property	1,435	—	227	—	—	1,662
Owner occupied	926	—	—	—	—	926
Consumer	24,037	—	2,777	—	—	26,814
Total	$216,807	$3,175	$36,486	$—	$—	256,468
Less:
Valuation discount resulting from acquisition accounting						25,884
Allowance for loan losses						16,336
PCI loans, net						$214,248

7.	Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$23,299	$30,553	$22,190	$35,927
Transfers in	3,143	2,090	7,836	7,841
Valuation adjustments	(596)	(974)	(793)	(2,554)
Proceeds from sale of OREO property	(6,484)	(4,726)	(11,608)	(15,932)
Gain on sale of OREO, net	1,255	1,311	2,992	2,972
Balance, end of period	$20,617	$28,254	$20,617	$28,254
At June 30, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $2.1 million and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2.5 million.
8. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for non-single family and single family mortgage loans are in effect for five and ten years, respectively and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through March 31, 2015. Accordingly, further activity will be limited to recoveries through the first quarter of 2020 for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of June 30, 2015, the net present value of the Bank’s estimated clawback liability was $4.2 million, which was included in other liabilities on the consolidated balance sheets.
At June 30, 2015, the FDIC loss-sharing asset was comprised of a $9.0 million FDIC indemnification asset and a $344 thousand FDIC receivable. The indemnification asset represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$14,644	$36,837	$15,174	$39,846
Adjustments not reflected in income:
Cash received from the FDIC, net	(2,862)	(3,442)	(3,522)	(1,765)
FDIC reimbursable recoveries, net	(944)	(364)	(964)	(231)
Adjustments reflected in income:
Amortization, net	(1,376)	(5,764)	(3,670)	(12,216)
Loan impairment	1	1,214	1,532	3,151
Sale of other real estate	(208)	(965)	(627)	(1,721)
Write-downs of other real estate	52	276	1,124	792
Other	37	189	297	125
Balance at end of period	$9,344	$27,981	$9,344	$27,981
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	June 30, 2015
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$470	$3,158	$3,585	$2,131	$9,344
Clawback liability	$4,040	$127	$—	$—	$4,167
Non-single family covered assets	$98,008	$14,209	$13,247	$21,150	$146,614
Single family covered assets	$9,087	$25,839	$6,432	$2,182	$43,540

Loss-sharing expiration dates:
Non-single family	First Quarter 2015	First Quarter 2015	Second Quarter 2016	Second Quarter 2016
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021

9.	Goodwill and Other Intangible Assets
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

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Goodwill
Total goodwill (1)	$382,537	$343,952	382,537	343,952
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period (1)	58,598	47,698	58,598	47,698
Accumulated amortization at beginning of period	(30,875)	(24,344)	(29,058)	(22,765)
Core deposit intangible, net at beginning of period	27,723	23,354	29,540	24,933
CDI current period amortization	(1,718)	(1,481)	(3,535)	(3,060)
Total core deposit intangible, net at end of period	26,005	21,873	26,005	21,873
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	26,924	22,792	26,924	22,792
Total goodwill and other intangible assets at end of period	$409,461	$366,744	$409,461	$366,744
__________
(1) See Note 3, Business Combinations, for additional information regarding goodwill and intangible assets recorded related to the acquisition of Intermountain on November 1, 2014.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2015 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2015	$3,347
2016	5,945
2017	4,913
2018	3,855
2019	2,951

10.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2015 and December 31, 2014 was $216.2 million and $215.6 million, respectively. During the three and six months ended June 30, 2015, a mark-to-market gain of $9 thousand and $4 thousand, respectively were recorded to other noninterest expense. There were no earnings impacts for the three or six month periods ending June 30, 2014.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2015 and December 31, 2014:

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$10,659	Other assets	$11,800	Other liabilities	$10,707	Other liabilities	$11,851
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
June 30, 2015	(in thousands)
Assets
Interest rate contracts	$10,659	$—	$10,659	$—	$10,659
Liabilities
Interest rate contracts	$10,707	$—	$10,707	$(10,707)	$—
Repurchase agreements	$92,230	$—	$92,230	$(92,230)	$—

December 31, 2014
Assets
Interest rate contracts	$11,800	$—	$11,800	$—	$11,800
Liabilities
Interest rate contracts	$11,851	$—	$11,851	$(11,851)	$—
Repurchase agreements	$105,080	$—	$105,080	$(105,080)	$—

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2015	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$67,230	$—	$—	$25,000	$92,230
Gross amount of recognized liabilities for repurchase agreements					92,230
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s term wholesale repurchase agreement, which matures in 2018, is monitored on a monthly basis and additional capital is pledged when necessary. The pledged collateral related to the Company’s sweep repurchase agreements, which mature on a daily basis, is monitored on a daily basis as the underlying sweep accounts can have daily transaction activity and the amount of pledged collateral is adjusted as necessary.

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
Subsequent to quarter end, on July 23, 2015, the Company declared a regular quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.16 per common share and common share equivalent for holders of preferred stock, both payable on August 19, 2015 to shareholders of record at the close of business on August 5, 2015.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2015 and 2014:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended June 30, 2015	(in thousands)
Beginning balance	$16,379	$(2,093)	$14,286
Other comprehensive loss before reclassifications	(11,341)	—	(11,341)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(219)	63	(156)
Net current-period other comprehensive income (loss)	(11,560)	63	(11,497)
Ending balance	$4,819	$(2,030)	$2,789
Three months ended June 30, 2014
Beginning balance	$(3,131)	$(1,912)	$(5,043)
Other comprehensive income before reclassifications	8,768	—	8,768
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(189)	24	(165)
Net current-period other comprehensive income	8,579	24	8,603
Ending balance	$5,448	$(1,888)	$3,560
Six months ended June 30, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive loss before reclassifications	(1,965)	(280)	(2,245)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(678)	91	(587)
Net current-period other comprehensive loss	(2,643)	(189)	(2,832)
Ending balance	$4,819	$(2,030)	$2,789
Six months ended June 30, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	15,887	—	15,887
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(331)	48	(283)
Net current-period other comprehensive income	15,556	48	15,604
Ending balance	$5,448	$(1,888)	$3,560
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2015	2014	2015	2014	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$343	$296	$1,064	$519	Investment securities gains, net
	343	296	1,064	519	Total before tax
	(124)	(107)	(386)	(188)	Income tax provision
	$219	$189	$678	$331	Net of tax

Amortization of pension plan liability
Actuarial losses	$(98)	$(37)	$(142)	$(74)	Compensation and employee benefits
	(98)	(37)	(142)	(74)	Total before tax
	35	13	51	26	Income tax benefit
	$(63)	$(24)	$(91)	$(48)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2015	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,041,079	$—	$1,041,079	$—
State and municipal debt securities	489,031	—	489,031	—
U.S. government agency and government-sponsored enterprise securities	359,025	—	359,025	—
U.S. government securities	20,162	20,162	—	—
Other securities	5,148	—	5,148	—
Total securities available for sale	$1,914,445	$20,162	$1,894,283	$—
Other assets (Interest rate contracts)	$10,659	$—	$10,659	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,707	$—	$10,707	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2014	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,162,387	$—	$1,162,387	$—
State and municipal debt securities	496,484	—	496,484	—
U.S. government agency and government-sponsored enterprise securities	413,706	—	413,706	—
U.S. government securities	20,499	20,499	—	—
Other securities	5,181	—	5,181	—
Total securities available for sale	$2,098,257	$20,499	$2,077,758	$—
Other assets (Interest rate contracts)	$11,800	$—	$11,800	$—
Liabilities
Other liabilities (Interest rate contracts)	$11,851	$—	$11,851	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2015 and 2014. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at June 30, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2015	Losses During the Six Months Ended June 30, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$—	$—	$—	$—	$1,138	$1,138
OREO	1,664	—	—	1,664	611	655
	$1,664	$—	$—	$1,664	$1,749	$1,793

	Fair value at June 30, 2014	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2014	Losses During the Six Months Ended June 30, 2014
		Level 1	Level 2	Level 3
	(in thousands)
OREO (1)	$3,226	$—	$—	$3,226	$862	$1,602
	$3,226	$—	$—	$3,226	$862	$1,602
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

	Fair value at June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans (2)	$—	Fair Market Value of Collateral	Adjustment to Stated value	100%
OREO	1,664	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (3)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) As there was only one impaired loan remeasured, a range of discounts could not be provided. The collateral for this loan consisted of non-proprietary software.
(3) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
OREO	$3,226	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2015 or December 31, 2014, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on June 30, 2015 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$172,139	$172,139	$172,139	$—	$—
Interest-earning deposits with banks	5,564	5,564	5,564	—	—
Securities available for sale	1,914,445	1,914,445	20,162	1,894,283	—
FHLB stock	11,803	11,803	—	11,803	—
Loans held for sale	4,220	4,220	—	4,220	—
Loans	5,542,640	5,624,212	—	—	5,624,212
FDIC loss-sharing asset	9,344	1,356	—	—	1,356
Interest rate contracts	10,659	10,659	—	10,659	—
Liabilities
Deposits	$7,044,373	$7,041,949	$6,562,670	$479,279	$—
FHLB Advances	45,549	46,057	—	46,057	—
Repurchase agreements	92,230	93,175	—	93,175	—
Interest rate contracts	10,707	10,707	—	10,707	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$171,221	$171,221	$171,221	$—	$—
Interest-earning deposits with banks	16,949	16,949	16,949	—	—
Securities available for sale	2,098,257	2,098,257	20,499	2,077,758	—
FHLB stock	33,365	33,365	—	33,365	—
Loans held for sale	1,116	1,116	—	1,116	—
Loans	5,375,809	5,516,286	—	—	5,516,286
FDIC loss-sharing asset	15,174	4,054	—	—	4,054
Interest rate contracts	11,800	11,800	—	11,800	—
Liabilities
Deposits	$6,924,722	$6,921,804	$6,416,017	$505,787	$—
FHLB Advances	216,568	217,296	—	217,296	—
Repurchase agreements	105,080	106,171	—	106,171	—
Other borrowings	8,248	8,248	—	8,248	—
Interest rate contracts	11,851	11,851	—	11,851	—

14.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands except per share)
Basic EPS:
Net income	$21,946	$21,227	$46,307	$41,071
Less: Earnings allocated to participating securities:
Preferred Shares	39	41	82	79
Nonvested restricted shares	248	206	475	378
Earnings allocated to common shareholders	$21,659	$20,980	$45,750	$40,614
Weighted average common shares outstanding	57,055	52,088	56,999	51,600
Basic earnings per common share	$0.38	$0.40	$0.80	$0.79
Diluted EPS:
Earnings allocated to common shareholders (1)	$21,659	$20,981	$45,750	$40,617
Weighted average common shares outstanding	57,055	52,088	56,999	51,600
Dilutive effect of equity awards	14	406	13	863
Weighted average diluted common shares outstanding	57,069	52,494	57,012	52,463
Diluted earnings per common share	$0.38	$0.40	$0.80	$0.77
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	37	63	45	73
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
On August 6, 2015, we filed a shelf registration statement with the Securities and Exchange Commission registering an unlimited amount of any combination of debt or equity securities, depositary shares, purchase contracts, units and warrants in one or more offerings. Specific information regarding the terms of and the securities being offered will be provided at the time of any offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any offering.

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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	the ability to complete future acquisitions and to successfully integrate acquired entities;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions could increase significantly;

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
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company acquired approximately $964.4 million in assets, including $502.6 million in loans measured at fair value, and approximately $736.8 million in deposits. Due to the timing of this acquisition, our results of operations for the six month period ended June 30, 2015 include the acquisition for the entire period, however the prior year period does not include the acquisition. See Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this acquisition.
Earnings Summary
The Company reported net income for the second quarter of $21.9 million or $0.38 per diluted common share, compared to $21.2 million or $0.40 per diluted common share for the second quarter of 2014. The increase in net income for the current quarter compared to the prior year period was due to a combination of higher net interest income and noninterest income, partially offset by higher noninterest expense. These fluctuations were primarily due to the timing of the acquisition of Intermountain, as noted above.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended June 30, 2015 was $102.5 million, 14% higher than the same period in 2014. The increase in revenue was a result of higher net interest income due to both the acquired loans and securities from the acquisition of Intermountain as well as organic loan growth. Also contributing to the increase in revenue was higher noninterest income due to both a decrease in the expense recorded for the change in the FDIC loss-sharing asset as well as an increase in service charges and other fees. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the second quarter of 2015 was $2.2 million compared to a provision of $2.1 million during the second quarter of 2014. The provision recorded in the second quarter of 2015 was due to the recording of a $1.7 million provision on loans, excluding PCI loans and $476 thousand provision on PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the quarter ended June 30, 2015 was $68.5 million, up from $57.8 million for the second quarter of 2014. The increase from the prior-year period was primarily due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition as well as higher acquisition-related expenses recorded during the second quarter of 2015. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	( in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$2,367	$5,734	$4,814	$12,223
Incremental accretion income on other FDIC acquired loans	15	95	132	299
Provision for losses on purchased credit impaired loans	(476)	(1,517)	(3,085)	(3,939)
Change in FDIC loss-sharing asset (1)	(1,494)	(5,050)	(1,344)	(9,869)
FDIC clawback liability recovery (expense)	30	103	7	(101)
Pre-tax earnings impact of FDIC acquired loan portfolios	$442	$(635)	$524	$(1,387)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the six months ended June 30, 2015 was $205.6 million, compared to $177.7 million for the same period in 2014. The increase in revenue was a result of higher net interest income due to both the acquired loans and securities from the acquisition of Intermountain as well as organic loan growth. Also contributing to the increase in revenue was higher noninterest income due to both a decrease in the expense recorded for the change in the FDIC loss-sharing asset as well as an increase in service charges and other fees. For a more complete discussion of this topic, please refer to the net interest income section and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the six months ended June 30, 2015 was $3.4 million compared to a provision of $4.0 million for the first six months of 2014. The $3.4 million provision was due to the recording of a $3.1 provision on PCI loans and a $326 thousand provision on loans, excluding PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the six months ended June 30, 2015 was $135.2 million, a 17% increase from the first six months of 2014. The increase from the prior-year period was primarily due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition as well as higher acquisition-related expenses recorded during the six months ended June 30, 2015. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the second quarter of 2015 was $81.0 million, an increase of 8% from $75.1 million for the same quarter in 2014. The increase in net interest income was due to the acquired loans and securities from the Intermountain transaction as well as organic growth in the loan portfolio, partially offset by lower incremental accretion income on acquired loans. For additional information on the Company’s accounting policies related to recording interest income on loans, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.

The Company’s net interest margin (tax equivalent) decreased to 4.41% in the second quarter of 2015, from 4.86% for the same quarter last year. This decrease was due to lower incremental accretion income on acquired loan portfolios. The Company’s operating net interest margin (tax equivalent) (1) decreased to 4.17% from 4.27% due to lower rates on loans and securities.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2015 was $161.4 million, an increase of 8% from $149.1 million for the same period in 2014. The increase in net interest income was due to higher average loan and securities balances during the current year as a result of the acquisition of Intermountain and organic growth in the loan portfolio. The Company’s net interest margin (tax equivalent) decreased to 4.40% for the first six months of 2015, from 4.86% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was primarily due to lower accretion income on the acquired loan portfolios. As shown in the table below, the Company recorded $14.8 million in total incremental accretion during the six months ended June 30, 2015, a decrease of $8.8 million from the prior year period. The Company’s operating net interest margin (tax equivalent) (1) for the six months ended June 30, 2015 decreased modestly to 4.18% from 4.23% due to lower rates on loans and securities.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$2,367	$5,734	$4,814	$12,223
Other FDIC acquired loans	15	95	132	299
Other acquired loans	4,889	5,481	9,823	11,096
Incremental accretion income	$7,271	$11,310	$14,769	$23,618

Net interest margin (tax equivalent)	4.41%	4.86%	4.40%	4.86%
Operating net interest margin (tax equivalent) (1)	4.17%	4.27%	4.18%	4.23%
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

	Three Months Ended June 30,			Three Months Ended June 30,
	2015			2014
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(3)	$5,542,489	$72,410	5.23%	$4,646,356	$67,429	5.80%
Taxable securities	1,516,740	7,260	1.91%	1,281,753	6,382	1.99%
Tax exempt securities (3)	460,219	4,631	4.03%	364,240	4,192	4.60%
Interest-earning deposits with banks	40,840	26	0.25%	46,753	30	0.26%
Total interest-earning assets	7,560,288	$84,327	4.46%	6,339,102	$78,033	4.92%
Other earning assets	148,573			130,462
Noninterest-earning assets	823,312			759,623
Total assets	$8,532,173			$7,229,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$489,984	$236	0.19%	$480,459	$325	0.27%
Savings accounts	626,930	17	0.01%	527,370	14	0.01%
Interest-bearing demand	883,366	155	0.07%	1,187,274	115	0.04%
Money market accounts	1,752,821	332	0.08%	1,612,607	275	0.07%
Total interest-bearing deposits	3,753,101	740	0.08%	3,807,710	729	0.08%
Federal Home Loan Bank advances	121,828	154	0.51%	68,306	115	0.67%
Other borrowings	86,084	136	0.63%	25,000	119	1.90%
Total interest-bearing liabilities	3,961,013	$1,030	0.10%	3,901,016	$963	0.10%
Noninterest-bearing deposits	3,225,371			2,161,171
Other noninterest-bearing liabilities	97,902			82,073
Shareholders’ equity	1,247,887			1,084,927
Total liabilities & shareholders’ equity	$8,532,173			$7,229,187
Net interest income (tax equivalent)		$83,297			$77,070
Net interest margin (tax equivalent)			4.41%			4.86%
__________

(1)	Adjusted to conform to the current period presentation. The adjustment was limited to including amounts historically disclosed as “Covered loans” in “Loans, net.”

(2)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.5 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. The incremental accretion income on acquired loans was $7.3 million and $11.3 million for the three months ended June 30, 2015 and 2014, respectively.

(3)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $666 thousand and $425 thousand for the three months ended June 30, 2015 and 2014, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.6 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2015			2014
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(3)	$5,479,067	$143,897	5.25%	$4,592,033	$133,327	5.81%
Taxable securities	1,562,776	14,786	1.89%	1,305,584	13,134	2.01%
Tax exempt securities (3)	459,853	9,311	4.05%	358,497	8,301	4.63%
Interest-earning deposits with banks	43,054	53	0.25%	36,043	44	0.24%
Total interest-earning assets	7,544,750	$168,047	4.45%	6,292,157	$154,806	4.92%
Other earning assets	147,321			128,703
Noninterest-earning assets	826,976			765,849
Total assets	$8,519,047			$7,186,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$496,101	$476	0.19%	$491,731	$687	0.28%
Savings accounts	626,036	36	0.01%	520,678	28	0.01%
Interest-bearing demand	1,047,844	293	0.06%	1,178,042	223	0.04%
Money market accounts	1,784,198	683	0.08%	1,599,686	543	0.07%
Total interest-bearing deposits	3,954,179	1,488	0.08%	3,790,137	1,481	0.08%
Federal Home Loan Bank advances	125,812	313	0.50%	69,491	229	0.66%
Other borrowings	97,066	282	0.58%	25,000	238	1.90%
Total interest-bearing liabilities	4,177,057	$2,083	0.10%	3,884,628	$1,948	0.10%
Noninterest-bearing deposits	2,999,075			2,145,407
Other noninterest-bearing liabilities	98,526			80,485
Shareholders’ equity	1,244,389			1,076,189
Total liabilities & shareholders’ equity	$8,519,047			$7,186,709
Net interest income (tax equivalent)		$165,964			$152,858
Net interest margin (tax equivalent)			4.40%			4.86%
__________

(1)	Adjusted to conform to the current period presentation. The adjustment was limited to including amounts historically disclosed as “Covered loans” in “Loans, net.”

(2)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.6 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. The incremental accretion income on acquired loans was $14.8 million and $23.6 million for the six months ended June 30, 2015 and 2014, respectively.

(3)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million and $782 thousand for the six months ended June 30, 2015 and 2014, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.3 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$12,149	$(7,168)	$4,981
Taxable securities	1,133	(255)	878
Tax exempt securities	1,011	(572)	439
Interest earning deposits with banks	(4)	—	(4)
Interest income	$14,289	$(7,995)	$6,294
Interest Expense
Deposits:
Certificates of deposit	$6	$(95)	$(89)
Savings accounts	2	1	3
Interest-bearing demand	(35)	75	40
Money market accounts	26	31	57
Total interest on deposits	(1)	12	11
Federal Home Loan Bank advances	72	(33)	39
Other borrowings	24	(7)	17
Interest expense	$95	$(28)	$67

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

	Six Months Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$24,109	$(13,539)	$10,570
Taxable securities	2,469	(817)	1,652
Tax exempt securities	2,143	(1,133)	1,010
Interest earning deposits with banks	9	—	9
Interest income	$28,730	$(15,489)	$13,241
Interest Expense
Deposits:
Certificates of deposit	$6	$(217)	$(211)
Savings accounts	5	3	8
Interest-bearing demand	(26)	96	70
Money market accounts	66	74	140
Total interest on deposits	51	(44)	7
Federal Home Loan Bank advances	151	(67)	84
Other borrowings	59	(15)	44
Interest expense	$261	$(126)	$135
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the second quarter of 2015, the Company recorded a $2.2 million provision expense compared with a provision expense of $2.1 million during the second quarter of 2014. The $2.2 million net provision for loan and lease losses recorded during the current quarter was driven by the loans, excluding PCI loans portfolio, for which Columbia recorded a provision of $1.7 million and by a provision of $476 thousand related to PCI loans. The provision of $1.7 million related to loans, excluding PCI loans was due to charge-off activity during the current quarter as well as organic loan growth. The provision recorded relating to PCI loans was due to the decrease in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows during the first quarter of 2015. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2015 was $3.4 million compared with provision expense of $4.0 million during the same period in 2014. The $3.4 million provision expense for loans recorded for the current year-to-date period was driven by the PCI loan portfolio, for which Columbia recorded a provision of $3.1 million and by a provision of $326 thousand related to loans, excluding PCI loans. The $3.1 million in provision expense for losses on PCI loans in the current period was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2014, net of activity during the period. The $3.1 million provision related to PCI loans was partially offset by a $1.5 million favorable adjustment to the change in FDIC loss-sharing asset. The provision of $326 thousand related to loans, excluding PCI loans was due to the combination of loan growth and net loan charge-offs experienced in the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$15,874	$13,790	$2,084	15%	$30,743	$26,726	$4,017	15%
Merchant services fees	2,340	2,040	300	15%	4,380	3,910	470	12%
Bank owned life insurance	1,206	976	230	24%	2,284	1,941	343	18%
Other	3,193	2,575	618	24%	7,102	5,408	1,694	31%
Subtotal	22,613	19,381	3,232	17%	44,509	37,985	6,524	17%
Investment securities gains, net	343	296	47	16%	1,064	519	545	105%
Change in FDIC loss-sharing asset	(1,494)	(5,050)	3,556	(70)%	(1,344)	(9,869)	8,525	(86)%
Total noninterest income	$21,462	$14,627	$6,835	47%	$44,229	$28,635	$15,594	54%
Comparison of current quarter to prior year period
Noninterest income was $21.5 million for the second quarter of 2015, compared to $14.6 million for the same period in 2014. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $3.6 million less in the current quarter compared to the same period in the prior year. Also contributing to the increase compared to the second quarter of 2014 was an increase in service charges and other fees of $2.1 million resulting from the increased customer base from the acquisition of Intermountain and an increase in other noninterest income primarily due to higher loan prepayment fees in the current quarter.
The change in FDIC loss-sharing asset has been a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset, the provision recorded for reimbursable losses on covered loans and write-downs of covered other real estate owned (“OREO”). For the second quarter of 2015, the change in the asset was primarily driven by $1.4 million of amortization of the asset. The decline in amortization recorded in the current quarter was due to the recent expiration of our two most significant FDIC loss-sharing agreements. For the same period in 2014, there was $5.8 million of amortization of the asset and sales of OREO of $965 thousand, which were partially offset by increases in the asset of $1.2 million related to the provision recorded for reimbursable losses on covered loans and $276 thousand related to write-downs of OREO. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2015, noninterest income was $44.2 million compared to $28.6 million for the same period in 2014. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $8.5 million less in the current period compared to the prior year period. The increase was also driven by an increase of $4.0 million in service charges and other fees due to the increased customer base from the Intermountain acquisition and an increase of $1.7 million in other noninterest income due to both higher gains on sales of loans and increased loan prepayment fees in the current year.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014 (1)	$ Change	% Change	2015	2014 (1)	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$38,446	$31,064	$7,382	24%	$77,546	$62,402	$15,144	24%
All other noninterest expense:
Occupancy	8,687	8,587	100	1%	16,680	16,831	(151)	(1)%
Merchant processing	1,079	998	81	8%	2,056	1,978	78	4%
Advertising and promotion	1,195	950	245	26%	2,126	1,719	407	24%
Data processing and communications	4,242	3,680	562	15%	9,226	7,200	2,026	28%
Legal and professional services	2,847	2,303	544	24%	5,354	4,472	882	20%
Taxes, license and fees	1,427	1,051	376	36%	2,659	2,231	428	19%
Regulatory premiums	1,321	1,073	248	23%	2,542	2,249	293	13%
Net cost (benefit) of operation of other real estate owned (1)	(563)	(97)	(466)	480%	(1,809)	49	(1,858)	(3,792)%
Amortization of intangibles	1,718	1,480	238	16%	3,535	3,060	475	16%
Other	8,072	6,675	1,397	21%	15,290	12,959	2,331	18%
Total all other noninterest expense	30,025	26,700	3,325	12%	57,659	52,748	4,911	9%
Total noninterest expense	$68,471	$57,764	$10,707	19%	$135,205	$115,150	$20,055	17%
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for “Net benefit of operation of covered other real estate owned” and including the prior period activity in the line item for net cost (benefit) of operation of other real estate owned.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$3,035	$73	$3,373	$654
Occupancy	804	547	1,303	686
Advertising and promotion	247	—	343	—
Data processing and communications	180	—	1,738	—
Legal and professional fees	632	26	1,024	213
Other	745	26	836	85
Total impact of acquisition-related costs to noninterest expense (1)	$5,643	$672	$8,617	$1,638
__________
(1) Of the $8.6 million in acquisition-related expenses recorded during the six months ended June 30, 2015, $8.5 million related to the recent acquisition of Intermountain and $72 thousand related to the acquisition of West Coast Bancorp (“West Coast”). The acquisition-related expenses recorded during the six months ended June 30, 2014 related only to the acquisition of West Coast.

Comparison of current quarter to prior year period
Total noninterest expense for the second quarter of 2015 was $68.5 million, an increase of $10.7 million from a year earlier. The increase from the prior year period was due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition. Also contributing to the increase from the prior year period were acquisition-related expenses, which were $5.6 million during the current quarter compared to $672 thousand for the prior year period.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2015, noninterest expense was $135.2 million, an increase of $20.1 million, or 17% from $115.2 million a year earlier. The increase from the prior-year period was due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition. Also contributing to the increase from the prior year period were acquisition-related expenses, which were $8.6 million during the six months ended June 30, 2015 compared to $1.6 million for the prior year period.
The following table presents selected items included in Other noninterest expense and the associated change from period to period:

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
	2015	2014		2015	2014
	(in thousands)
Postage	$608	$920	$(312)	$1,416	$1,822	$(406)
Software support & maintenance	834	456	378	1,871	1,006	865
Supplies	405	376	29	722	756	(34)
Insurance	630	398	232	1,026	800	226
ATM Network	413	179	234	806	468	338
Travel	952	527	425	1,498	949	549
Employee expenses	378	249	129	657	548	109
Sponsorships and charitable contributions	563	519	44	995	1,121	(126)
Directors fees	216	162	54	455	331	124
Federal Reserve Bank processing fees	181	69	112	328	136	192
Investments in affordable housing projects expense	—	263	(263)	—	529	(529)
Investor relations	209	140	69	270	178	92
Other personal property owned	2	(20)	22	6	(144)	150
FDIC clawback expense	(30)	(103)	73	(7)	101	(108)
Miscellaneous	2,711	2,540	171	5,247	4,358	889
Total other noninterest expense	$8,072	$6,675	$1,397	$15,290	$12,959	$2,331
Comparison of current quarter to prior year period
Other noninterest expense increased $1.4 million due to acquisition-related expenses and additional ongoing noninterest expense stemming from the acquisition of Intermountain. Acquisition-related expenses recorded to other noninterest expense during the second quarter of 2015 were $745 thousand compared to $26 thousand for the prior year period. Partially offsetting these increases were decreases in postage and investments in affordable housing projects expense. As a result of the adoption of ASU 2014-01 Accounting for Investments in Qualified Affordable Housing Projects, the expense related to investments in affordable housing projects is now recorded to provision for income taxes in the consolidated statements of income. For additional information, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.

Comparison of current year-to-date to prior year period
Other noninterest expense increased $2.3 million due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition and acquisition-related expenses. Acquisition-related expenses recorded to other noninterest expense during the six months ended June 30, 2015 were $836 thousand compared to $85 thousand for the prior year period.
Income Taxes
We recorded an income tax provision of $9.9 million for the second quarter of 2015, compared to a provision of $8.6 million for the same period in 2014. For the six months ended June 30, 2015 and 2014, we recorded an income tax provision of $20.7 million and $17.4 million, respectively, with an effective tax rate of 31% and 30%, respectively. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio and tax-exempt earnings on bank owned life insurance. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2014.
FINANCIAL CONDITION
Total assets were $8.52 billion as of June 30, 2015, a decrease of $60.8 million from $8.58 billion at December 31, 2014. The decrease was primarily due to a decrease in securities available for sale and a decrease in Federal Home Loan Bank stock, partially offset by an increase in loans. Total liabilities were $7.28 billion as of June 30, 2015, a decrease of $68.9 million from $7.35 billion at December 31, 2014. The decrease was primarily due to a decrease in Federal Home Loan Bank advances, partially offset by an increase in deposits.
Investment Securities
At June 30, 2015, the Company held investment securities totaling $1.91 billion compared to $2.10 billion at December 31, 2014. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $206.2 million in principal payments, maturities and sales, $10.5 million in premium amortization and a $4.1 million decrease in the fair value of securities in the portfolio, partially offset by $37.1 million in purchases. The average duration of our investment portfolio was approximately 3 years and 8 months at June 30, 2015. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At June 30, 2015, the market value of securities available for sale had a net unrealized gain of $7.0 million compared to a net unrealized gain of $11.2 million at December 31, 2014. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At June 30, 2015, the Company had $897.1 million of investment securities with gross unrealized losses of $13.8 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,041,079	$1,162,387
State and municipal securities	489,031	496,484
U.S. government and government-sponsored enterprise securities	359,025	413,706
U.S. government securities	20,162	20,499
Other securities	5,148	5,181
Total	$1,914,445	$2,098,257
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2015	% of Total	December 31, 2014	% of Total
	(dollars in thousands)
Commercial business	$2,255,468	40.2%	$2,119,565	38.9%
Real estate:
One-to-four family residential	181,849	3.2%	175,571	3.2%
Commercial and multifamily residential	2,406,594	42.9%	2,363,541	43.5%
Total real estate	2,588,443	46.1%	2,539,112	46.7%
Real estate construction:
One-to-four family residential	127,311	2.3%	116,866	2.1%
Commercial and multifamily residential	129,302	2.3%	134,443	2.5%
Total real estate construction	256,613	4.6%	251,309	4.6%
Consumer	358,365	6.4%	364,182	6.7%
Purchased credit impaired	202,367	3.6%	230,584	4.2%
Subtotal	5,661,256	100.9%	5,504,752	101.1%
Less: Net unearned income	(49,359)	(0.9)%	(59,374)	(1.1)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$5,611,897	100.0%	$5,445,378	100.0%
Loans held for sale	$4,220		$1,116
Total loans increased $166.5 million from year-end 2014. The loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $49.4 million in unearned income recorded at June 30, 2015 was comprised of $40.4 million in discount on acquired loans and $9.0 million in deferred loan fees. The $59.4 million in unearned income recorded at December 31, 2014 consisted of $50.8 million in discount on acquired loans and $8.6 million in deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	June 30, 2015	December 31, 2014
Acquisition:	(dollars in thousands)
Intermountain	$9,071	$10,453
West Coast	31,780	40,623
Other	(442)	(303)
Total net discount at period end	$40,409	$50,773
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
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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

The following table set forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2015	December 31, 2014
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$13,539	$16,799
Real estate:
One-to-four family residential	4,193	2,822
Commercial and multifamily residential	3,809	7,847
Total real estate	8,002	10,669
Real estate construction:
One-to-four family residential	1,937	465
Commercial and multifamily residential	469	480
Total real estate construction	2,406	945
Consumer	1,799	2,939
Total nonaccrual loans	25,746	31,352
Other real estate owned and other personal property owned	20,665	22,225
Total nonperforming assets	$46,411	$53,577

Loans, net of unearned income	$5,611,897	$5,445,378
Total assets	$8,518,019	$8,578,846

Nonperforming loans to period end loans	0.46%	0.58%
Nonperforming assets to period end assets	0.54%	0.62%
At June 30, 2015, nonperforming assets were $46.4 million, compared to $53.6 million at December 31, 2014. Nonperforming assets decreased $7.2 million during the six months ended June 30, 2015 as a result of a $5.6 decline in nonaccrual loans and a $1.6 million decline in OREO, primarily due to OREO sales.
Other Real Estate Owned: During the six months ended June 30, 2015, OREO decreased $1.6 million. The following table sets forth activity in OREO for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Balance, beginning of period	$22,190	$35,927
Transfers in	7,836	7,841
Valuation adjustments	(793)	(2,554)
Proceeds from sale of OREO property	(11,608)	(15,932)
Gain on sale of OREO, net	2,992	2,972
Balance, end of period	$20,617	$28,254

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
At June 30, 2015, our ALLL was $69.3 million, or 1.23% of total loans (excluding loans held for sale). This compares with an ALLL of $69.6 million, or 1.28% of total loans (excluding loans held for sale) at December 31, 2014 and an ALLL of $69.3 million or 1.47% of total loans (excluding loans held for sale) at June 30, 2014.

The following table provides an analysis of the Company’s ALLL for loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$70,234	$70,571	$69,569	$72,454
Charge-offs:
Commercial business	(2,086)	(1,717)	(3,512)	(1,950)
One-to-four family residential	(289)	—	(297)	(207)
Commercial and multifamily residential	(43)	(1,963)	(43)	(2,986)
Consumer	(319)	(909)	(1,210)	(1,636)
Purchased credit impaired	(2,876)	(3,842)	(6,976)	(8,115)
Total charge-offs	(5,613)	(8,431)	(12,038)	(14,894)
Recoveries:
Commercial business	209	1,712	827	2,202
One-to-four family residential	15	12	27	40
Commercial and multifamily residential	20	537	3,281	576
One-to-four family residential construction	8	442	36	484
Commercial and multifamily residential construction	2	—	5	—
Consumer	137	338	410	591
Purchased credit impaired	2,043	1,997	3,729	3,803
Total recoveries	2,434	5,038	8,315	7,696
Net charge-offs	(3,179)	(3,393)	(3,723)	(7,198)
Provision for loan and lease losses	2,202	2,117	3,411	3,827
Ending balance	$69,257	$69,295	$69,257	$69,083
Total loans, net at end of period, excluding loans held of sale	$5,611,897	$4,714,575	$5,611,897	$4,714,575
Allowance for loan and lease losses to period-end loans	1.23%	1.47%	1.23%	1.47%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,655	$2,455	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	275	(100)	275	(150)
Ending balance	$2,930	$2,355	$2,930	$2,355

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
At June 30, 2015, the FDIC loss-sharing asset was $9.3 million, which was comprised of a $9.0 million FDIC indemnification asset and a $344 thousand FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$14,644	$36,837	$15,174	$39,846
Adjustments not reflected in income:
Cash received from the FDIC, net	(2,862)	(3,442)	(3,522)	(1,765)
FDIC reimbursable recoveries, net	(944)	(364)	(964)	(231)
Adjustments reflected in income:
Amortization, net	(1,376)	(5,764)	(3,670)	(12,216)
Loan impairment	1	1,214	1,532	3,151
Sale of other real estate	(208)	(965)	(627)	(1,721)
Write-downs of other real estate	52	276	1,124	792
Other	37	189	297	125
Balance at end of period	$9,344	$27,981	$9,344	$27,981
For additional information on the FDIC loss-sharing asset, please see Note 8 to the Consolidated Financial Statements presented elsewhere in this report.
Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Des Moines (“Des Moines Bank”), the Federal Reserve Bank of San Francisco, and wholesale and retail repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.
In addition, we have a shelf registration statement on file with the Securities and Exchange Commission registering an unlimited amount of any combination of debt or equity securities, depositary shares, purchase contracts, units and warrants in one or more offerings. Specific information regarding the terms of and the securities being offered will be provided at the time of any offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any offering.
During the second quarter of 2015, the FHLB of Seattle (“Seattle Bank”) merged with and into the Des Moines Bank. As a result of the merger, certain of Columbia’s shares of Seattle Bank capital stock were converted into shares of Des Moines Bank capital stock; excess Seattle Bank shares were redeemed for cash. The balance of Columbia’s FHLB stock decreased from

$33.4 million at December 31, 2014 to $11.8 million at June 30, 2015, reflecting, in part, the redemption of excess Seattle Bank shares. The balance of Columbia’s FHLB stock will continue to fluctuate based upon Columbia’s borrowing activity with the Des Moines Bank.
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $118.0 million since year-end 2014. During the current year, as part of a product migration to our new deposit account product line, a substantial portion of our interest-bearing deposits which were typically bearing a nominal interest rate were migrated to noninterest-bearing deposit products. This migration resulted in a decrease in interest-bearing demand deposit balances and an increase in noninterest-bearing deposit balances during the current year.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2015, CDARS® deposits and brokered money market deposits were $111.4 million, or 2% of total deposits, compared to $101.8 million at year-end 2014. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,207,538	45.5%	$2,651,373	38.3%
Interest-bearing demand	912,637	13.0%	1,304,258	18.8%
Money market	1,718,000	24.4%	1,760,331	25.4%
Savings	630,897	9.0%	615,721	8.9%
Certificates of deposit less than $100,000	268,897	3.8%	288,261	4.2%
Total core deposits	6,737,969	95.7%	6,619,944	95.6%
Certificates of deposit greater than $100,000	194,449	2.7%	202,014	2.9%
Certificates of deposit insured by CDARS®	18,357	0.3%	18,429	0.3%
Brokered money market accounts	93,061	1.3%	83,402	1.2%
Subtotal	7,043,836	100.0%	6,923,789	100.0%
Premium resulting from acquisition date fair value adjustment	537		933
Total deposits	$7,044,373		$6,924,722
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At June 30, 2015, we had FHLB advances of $45.5 million compared to $216.6 million at December 31, 2014.
We also utilize wholesale and retail repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2015 and December 31, 2014, we had term repurchase agreements of $25.0 million, which mature in 2018, and sweep-related repurchase agreements of $67.2 million and $80.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2015, we had commitments to extend credit of $1.69 billion compared to $1.62 billion at December 31, 2014.
Capital Resources
Shareholders’ equity at June 30, 2015 was $1.24 billion, an increase from $1.23 billion at December 31, 2014. Shareholders’ equity was 15% of total period-end assets at June 30, 2015 and 14% at December 31, 2014.
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
The Company and its banking subsidiary qualify as “well-capitalized” at June 30, 2015. The following table presents the regulatory standards for adequately capitalized and well-capitalized institutions and the capital ratios for the Company and its banking subsidiary at June 30, 2015:

	Company	Columbia Bank	Requirements
	June 30, 2015	June 30, 2015	Adequately capitalized	Well- Capitalized
Common equity tier 1 (CET1) risk-based capital ratio	12.36%	12.18%	4.50%	6.50%
Tier 1 risk-based capital ratio	12.36%	12.18%	6.00%	8.00%
Total risk-based capital ratio	13.43%	13.24%	8.00%	10.00%
Leverage ratio	10.28%	10.16%	4.00%	5.00%
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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$83,297	$77,070	$165,964	$152,858
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(2,367)	(5,734)	(4,814)	(12,223)
Incremental accretion income on other FDIC acquired loans	(15)	(95)	(132)	(299)
Incremental accretion income on other acquired loans	(4,889)	(5,481)	(9,823)	(11,096)
Premium amortization on acquired securities	2,706	1,554	5,567	3,179
Interest reversals on nonaccrual loans	156	392	806	680
Operating net interest income (tax equivalent) (1)	$78,888	$67,706	$157,568	$133,099
Average interest earning assets	$7,560,288	$6,339,102	$7,544,750	$6,292,157
Net interest margin (tax equivalent) (1)	4.41%	4.86%	4.40%	4.86%
Operating net interest margin (tax equivalent) (1)	4.17%	4.27%	4.18%	4.23%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.3 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and an addition to net interest income of $4.6 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2015, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2014. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

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
The Company and its subsidiaries are party to routine litigation arising in the ordinary course of business. Management believes that, based on information currently known to it, any liabilities arising from such litigation will not have a material adverse impact on the Company’s financial conditions, results of operations or cash flows.
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2015:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan (2)
4/1/2015 - 4/30/2015	1,750	$29.46	—	—
5/1/2015 - 5/31/2015	42	30.19	—	—
6/1/2015 - 6/30/2015	1,218	32.54	—	—
	3,010	$30.72	—

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 3,010 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The Company does not have a current share repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013)

3.4
Articles of Amendment of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 6, 2015	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2015	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2015	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013)

3.4
Articles of Amendment of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+    Filed herewith