Form 10-Q
period 2015-09-30
COLUMBIA BANKING SYSTEM INC
filed 2015-11-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 31, 2015 was 57,730,550.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2015	December 31, 2014
ASSETS			(in thousands)
Cash and due from banks			$149,610	$171,221
Interest-earning deposits with banks			22,578	16,949
Total cash and cash equivalents			172,188	188,170
Securities available for sale at fair value (amortized cost of $2,004,728 and $2,087,069, respectively)			2,027,424	2,098,257
Federal Home Loan Bank stock at cost			10,242	33,365
Loans held for sale			6,637	1,116
Loans, net of unearned income of ($45,436) and ($59,374), respectively			5,746,511	5,445,378
Less: allowance for loan and lease losses			69,049	69,569
Loans, net			5,677,462	5,375,809
FDIC loss-sharing asset			8,146	15,174
Interest receivable			30,486	27,802
Premises and equipment, net			168,495	172,090
Other real estate owned			19,456	22,190
Goodwill			382,762	382,537
Other intangible assets, net			25,229	30,459
Other assets			227,457	231,877
Total assets			$8,755,984	$8,578,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,386,968	$2,651,373
Interest-bearing			3,927,837	4,273,349
Total deposits			7,314,805	6,924,722
Federal Home Loan Bank advances			6,540	216,568
Securities sold under agreements to repurchase			73,182	105,080
Other borrowings			—	8,248
Other liabilities			107,321	96,053
Total liabilities			7,501,848	7,350,671
Commitments and contingent liabilities
Shareholders’ equity:
	September 30, 2015	December 31, 2014
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	63,033
Issued and outstanding	57,729	57,437	989,088	985,839
Retained earnings			250,005	234,498
Accumulated other comprehensive income			12,826	5,621
Total shareholders’ equity			1,254,136	1,228,175
Total liabilities and shareholders’ equity			$8,755,984	$8,578,846
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)
Interest Income
Loans	$72,242	$65,903	$214,808	$198,448
Taxable securities	7,472	8,545	22,258	21,679
Tax-exempt securities	2,920	2,624	8,972	7,913
Deposits in banks	31	61	84	105
Total interest income	82,665	77,133	246,122	228,145
Interest Expense
Deposits	756	713	2,244	2,194
Federal Home Loan Bank advances	78	80	391	309
Other borrowings	137	120	419	358
Total interest expense	971	913	3,054	2,861
Net Interest Income	81,694	76,220	243,068	225,284
Provision for loan and lease losses	2,831	980	6,242	5,019
Net interest income after provision for loan and lease losses	78,863	75,240	236,826	220,265
Noninterest Income
Service charges and other fees	15,893	14,254	46,636	40,980
Merchant services fees	2,422	2,104	6,802	6,014
Investment securities gains, net	236	33	1,300	552
Bank owned life insurance	1,086	956	3,370	2,897
Change in FDIC loss-sharing asset	(1,635)	(4,816)	(2,979)	(14,685)
Other	4,497	3,399	11,599	8,807
Total noninterest income	22,499	15,930	66,728	44,565
Noninterest Expense
Compensation and employee benefits	35,175	32,559	112,721	94,961
Occupancy	8,101	7,445	24,781	24,276
Merchant processing	1,090	1,080	3,146	3,058
Advertising and promotion	1,354	1,027	3,480	2,746
Data processing and communications	3,796	4,269	13,022	11,469
Legal and professional fees	2,173	2,905	7,527	7,377
Taxes, licenses and fees	1,344	1,156	4,003	3,387
Regulatory premiums	1,084	1,195	3,626	3,444
Net cost (benefit) of operation of other real estate owned	240	(1,256)	(1,569)	(1,207)
Amortization of intangibles	1,695	1,456	5,230	4,516
Other	8,015	8,146	23,305	21,105
Total noninterest expense	64,067	59,982	199,272	175,132
Income before income taxes	37,295	31,188	104,282	89,698
Income tax provision	11,515	9,605	32,195	27,044
Net Income	$25,780	$21,583	$72,087	$62,654
Earnings per common share
Basic	$0.45	$0.41	$1.25	$1.20
Diluted	$0.45	$0.41	$1.25	$1.18
Dividends paid per common share	$0.34	$0.28	$0.98	$0.64
Weighted average number of common shares outstanding	57,051	52,112	57,007	51,772
Weighted average number of diluted common shares outstanding	57,064	52,516	57,021	52,479
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Net income	$25,780	$21,583
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($5,765) and $2,310	10,126	(4,057)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $85 and $12	(151)	(21)
Net unrealized gain (loss) from securities, net of reclassification adjustment	9,975	(4,078)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($35) and ($13)	62	23
Pension plan liability adjustment, net	62	23
Other comprehensive income (loss)	10,037	(4,055)
Total comprehensive income	$35,817	$17,528

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net income	$72,087	$62,654
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($4,647) and ($6,731)	8,161	11,830
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $471 and $200	(829)	(352)
Net unrealized gain from securities, net of reclassification adjustment	7,332	11,478
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $159 and $0	(280)	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($87) and ($40)	153	71
Pension plan liability adjustment, net	(127)	71
Other comprehensive income	7,205	11,549
Total comprehensive income	$79,292	$74,203
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	72,087	—	72,087
Other comprehensive income	—	—	—	—	—	7,205	7,205
Issuance of common stock - stock option and other plans	—	—	46	1,194	—	—	1,194
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	277	2,934	—	—	2,934
Purchase and retirement of common stock	—	—	(31)	(879)	—	—	(879)
Preferred dividends	—	—	—	—	(100)	—	(100)
Cash dividends paid on common stock	—	—	—	—	(56,480)	—	(56,480)
Balance at September 30, 2015	9	$2,217	57,729	$989,088	$250,005	$12,826	$1,254,136
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	62,654	—	62,654
Other comprehensive income	—	—	—	—	—	11,549	11,549
Issuance of common stock - cashless exercise of warrants	—	—	1,140	—	—	—	—
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Issuance of common stock - stock option and other plans	—	—	40	915	—	—	915
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	228	2,041	—	—	2,041
Purchase and retirement of common stock	—	—	(24)	(605)	—	—	(605)
Preferred dividends	—	—	—	—	(66)	—	(66)
Cash dividends paid on common stock	—	—	—	—	(33,525)	—	(33,525)
Balance at September 30, 2014	9	$2,217	52,649	$862,912	$231,577	$(495)	$1,096,211

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2015	2014 (1)
	(in thousands)
Cash Flows From Operating Activities
Net income	$72,087	$62,654
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	6,242	5,019
Stock-based compensation expense	2,934	2,041
Depreciation, amortization and accretion	21,892	21,956
Investment securities gain, net	(1,300)	(552)
Net realized (gain) loss on sale of other assets	(241)	566
Net realized gain on sale and valuation adjustments of other real estate owned (1)	(1,798)	(1,735)
Net realized gain on sale of branches	—	(565)
Originations of loans held for sale (1)	(57,249)	(18,137)
Proceeds from sales of loans held for sale (1)	52,983	18,424
Net gain on sale of loans held for sale (1)	(1,255)	(501)
Net change in:
Interest receivable	(2,684)	(3,092)
Interest payable	(136)	(61)
Other assets	(1,618)	(5,567)
Other liabilities	11,012	6,749
Net cash provided by operating activities	100,869	87,199
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(314,768)	(310,185)
Purchases of:
Securities available for sale	(218,734)	(127,728)
Premises and equipment	(7,351)	(10,530)
Federal Home Loan Bank stock	(7,360)	—
Proceeds from:
FDIC reimbursement on loss-sharing asset	4,195	4,607
Sales of securities available for sale	82,776	55,834
Principal repayments and maturities of securities available for sale	204,322	134,882
Sales of premises and equipment, Federal Home Loan Bank stock and loans held for investment	44,615	1,470
Sales of other real estate and other personal property owned (1)	13,254	24,688
Payments to FDIC related to loss-sharing asset	(1,472)	(3,384)
Net cash paid in branch sale	—	(16,788)
Net cash used in investing activities	(200,523)	(247,134)
Cash Flows From Financing Activities
Net increase in deposits	390,083	307,103
Net decrease in sweep repurchase agreements	(31,898)	—
Proceeds from:
Federal Home Loan Bank advances	1,467,000	1,308,000
Federal Reserve Bank borrowings	1,010	800
Exercise of stock options	1,194	915
Payments for:
Repayment of Federal Home Loan Bank advances	(1,677,000)	(1,338,000)
Repayment of Federal Reserve Bank borrowings	(1,010)	(800)
Common stock dividends	(56,480)	(33,525)
Preferred stock dividends	(100)	(66)
Repayment of other borrowings	(8,248)	—
Purchase and retirement of common stock	(879)	(605)
Net cash provided by financing activities	83,672	243,822
Increase (decrease) in cash and cash equivalents	(15,982)	83,887
Cash and cash equivalents at beginning of period	188,170	179,561
Cash and cash equivalents at end of period	$172,188	$263,448

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2015	2014 (1)
	(in thousands)
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$3,190	$2,922
Cash paid for income tax	$19,054	$11,230
Non-cash investing and financing activities
Loans transferred to other real estate owned	$8,751	$8,930
__________
(1) Reclassified to conform to the current period’s presentation. There were no changes to cash flows from operating, investing or financing activities as a result of these reclassifications.

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results to be anticipated for the year ending December 31, 2015. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2014 Annual Report on Form 10-K.
Our results of operations for the three and nine month periods ended September 30, 2015 include the acquisition of Intermountain Community Bancorp (“Intermountain”) for the entire period. However, the results of operations for the prior year periods do not include the acquisition. See Note 3, Business Combinations, for further information regarding this acquisition.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2014 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2014 Form 10-K disclosure for the year ended December 31, 2014.

2.	Accounting Pronouncements Recently Issued
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. the amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company adopted the amendments in ASU 2015-16 during the current quarter.

3.	Business Combinations
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company paid $131.9 million in total consideration to acquire 100% of the equity interests of Intermountain. The primary reason for the acquisition was to expand the Company’s geographic footprint into the state of Idaho, consistent with its ongoing growth strategy.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the November 1, 2014 acquisition date. Initial accounting for deferred taxes was provisionally measured as of November 1, 2014. During the current quarter, the provisionally measured deferred taxes were finalized. The resulting adjustment was a decrease in other assets of $225 thousand and a corresponding increase in goodwill of $225 thousand. There was no impact to earnings as a result of these adjustments. These adjustments were recorded as current period adjustments pursuant to the Company’s early adoption of ASU 2015-16. The application of the acquisition method of accounting resulted in recognition of goodwill of $38.8 million and a core deposit intangible of $10.9 million, or 1.75% of core deposits. The goodwill represents the excess purchase price over the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

November 1, 2014
(in thousands)

Purchase price as of November 1, 2014	$131,935
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$47,283
Investment securities	299,458
Federal Home Loan Bank stock	2,124
Acquired loans	502,595
Interest receivable	4,656
Premises and equipment	20,696
Other real estate owned	2,752
Core deposit intangible	10,900
Other assets	35,128
Deposits	(736,795)
Other borrowings	(22,904)
Securities sold under agreements to repurchase	(59,043)
Other liabilities	(13,725)
Total fair value of identifiable net assets	93,125
Goodwill	$38,810
See Note 9, Goodwill and Other Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period January 1, 2015 to September 30, 2015. Disclosure of the amount of Intermountain’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the nine month period ended September 30, 2014. This unaudited pro forma information was calculated as if Intermountain had been acquired as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information combines the historical results of Intermountain with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective period. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Nine Months Ended September 30,
2014
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$300,151
Net income	$66,788
Earnings per share - basic	$1.19
Earnings per share - diluted	$1.18
In connection with the Intermountain acquisition, Columbia recognized $428 thousand and $9.0 million in acquisition-related expenses for the three and nine month periods ended September 30, 2015, respectively, and recognized $459 thousand in acquisition-related expenses for the three and nine month periods ended September 30, 2014. In addition, related to the acquisition of West Coast Bancorp (“West Coast”) which was completed on April 1, 2013, Columbia recognized $72 thousand in acquisition-related expenses for the nine month period ended September 30, 2015, and $2.8 million and $4.4 million in acquisition-related expenses for the three and nine month periods ended September 30, 2014, respectively.
The following table shows the impact of the acquisition-related expenses related to the acquisition of Intermountain for the three and nine month periods ended September 30, 2015 to the various components of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$—	$—	$3,308	$—
Occupancy	181	—	1,484	—
Advertising and promotion	40	27	383	27
Data processing and communications	42	—	1,780	—
Legal and professional fees	71	388	1,089	388
Other	94	44	929	44
Total impact of acquisition-related costs to noninterest expense	$428	$459	$8,973	$459
See Note 2, Business Combinations, in Item 8 of our 2014 Form 10-K for additional details related to the Intermountain acquisition.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,157,054	$12,610	$(5,132)	$1,164,532
State and municipal securities	476,650	13,574	(755)	489,469
U.S. government agency and government-sponsored enterprise securities	345,309	2,922	(375)	347,856
U.S. government securities	20,431	1	(32)	20,400
Other securities	5,284	31	(148)	5,167
Total	$2,004,728	$29,138	$(6,442)	$2,027,424
December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,160,378	$10,219	$(8,210)	$1,162,387
State and municipal securities	483,578	14,432	(1,526)	496,484
U.S. government agency and government-sponsored enterprise securities	416,919	856	(4,069)	413,706
U.S. government securities	20,910	—	(411)	20,499
Other securities	5,284	20	(123)	5,181
Total	$2,087,069	$25,527	$(14,339)	$2,098,257
Proceeds from sales of securities available-for-sale were $10.6 million and $25.1 million for the three months ended September 30, 2015 and 2014, respectively, and were $82.8 million and $55.8 million for the nine months ended September 30, 2015 and 2014, respectively. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains	$236	$33	$1,310	$552
Gross realized losses	—	—	(10)	—
Net realized gains	$236	$33	$1,300	$552

The scheduled contractual maturities of investment securities available for sale at September 30, 2015 are presented as follows:

	September 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$22,054	$22,320
Due after one year through five years	418,087	421,722
Due after five years through ten years	543,698	553,422
Due after ten years	1,015,605	1,024,793
Other securities with no stated maturity	5,284	5,167
Total investment securities available-for-sale	$2,004,728	$2,027,424
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

September 30, 2015
(in thousands)
Washington and Oregon State to secure public deposits	$328,476
Federal Reserve Bank to secure borrowings	55,578
Other securities pledged	149,032
Total securities pledged as collateral	$533,086
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$124,092	$(804)	$204,165	$(4,328)	$328,257	$(5,132)
State and municipal securities	37,808	(161)	29,960	(594)	67,768	(755)
U.S. government agency and government-sponsored enterprise securities	500	(1)	54,892	(374)	55,392	(375)
U.S. government securities	—	—	9,925	(32)	9,925	(32)
Other securities	—	—	2,807	(148)	2,807	(148)
Total	$162,400	$(966)	$301,749	$(5,476)	$464,149	$(6,442)

December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$258,825	$(1,287)	$279,015	$(6,924)	$537,840	$(8,211)
State and municipal securities	71,026	(543)	44,148	(982)	115,174	(1,525)
U.S. government agency and government-sponsored enterprise securities	105,250	(518)	216,221	(3,551)	321,471	(4,069)
U.S. government securities	—	—	19,450	(411)	19,450	(411)
Other securities	2,313	(2)	2,834	(121)	5,147	(123)
Total	$437,414	$(2,350)	$561,668	$(11,989)	$999,082	$(14,339)

At September 30, 2015, there were 75 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 38 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, there were 57 state and municipal government securities in an unrealized loss position, of which 28 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2015, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, there were six U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, five of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, there was one U.S. government security in an unrealized loss position which was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, there was one other security in an unrealized loss position, which was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

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

The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

	September 30, 2015			December 31, 2014
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,354,731	$39,919	$2,394,650	$2,119,565	$44,505	$2,164,070
Real estate:
One-to-four family residential	177,108	25,122	202,230	175,571	26,993	202,564
Commercial and multifamily residential	2,449,847	101,382	2,551,229	2,363,541	128,769	2,492,310
Total real estate	2,626,955	126,504	2,753,459	2,539,112	155,762	2,694,874
Real estate construction:
One-to-four family residential	136,783	2,401	139,184	116,866	4,021	120,887
Commercial and multifamily residential	134,097	2,007	136,104	134,443	2,321	136,764
Total real estate construction	270,880	4,408	275,288	251,309	6,342	257,651
Consumer	348,315	20,235	368,550	364,182	23,975	388,157
Less: Net unearned income	(45,436)	—	(45,436)	(59,374)	—	(59,374)
Total loans, net of unearned income	5,555,445	191,066	5,746,511	5,214,794	230,584	5,445,378
Less: Allowance for loan and lease losses	(55,059)	(13,990)	(69,049)	(53,233)	(16,336)	(69,569)
Total loans, net	$5,500,386	$177,076	$5,677,462	$5,161,561	$214,248	$5,375,809
Loans held for sale	$6,637	$—	$6,637	$1,116	$—	$1,116
At September 30, 2015 and December 31, 2014, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million at September 30, 2015 and $13.2 million at December 31, 2014. During the first nine months of 2015, there were $6 thousand in advances and $3.1 million in repayments.
At September 30, 2015 and December 31, 2014, $2.17 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $52.1 million and $46.0 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2015 and December 31, 2014, respectively.

The following is an analysis of nonaccrual loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$9,512	$15,560	$16,552	$21,453
Unsecured	638	732	247	269
Real estate:
One-to-four family residential	2,012	3,430	2,822	5,680
Commercial & multifamily residential:
Commercial land	700	786	821	1,113
Income property	1,923	1,997	3,200	5,521
Owner occupied	1,694	1,840	3,826	5,837
Real estate construction:
One-to-four family residential:
Land and acquisition	575	591	95	112
Residential construction	897	1,040	370	370
Commercial & multifamily residential:
Owner occupied	470	489	480	489
Consumer	659	902	2,939	3,930
Total	$19,080	$27,367	$31,352	$44,774

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of September 30, 2015 and December 31, 2014:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2015	(in thousands)
Commercial business:
Secured	$2,251,545	$3,734	$1,177	$—	$4,911	$9,512	$2,265,968
Unsecured	82,826	247	28	—	275	638	83,739
Real estate:
One-to-four family residential	170,390	1,053	662	—	1,715	2,012	174,117
Commercial & multifamily residential:
Commercial land	206,597	735	380	—	1,115	700	208,412
Income property	1,318,021	1,492	1,028	—	2,520	1,923	1,322,464
Owner occupied	894,172	204	244	—	448	1,694	896,314
Real estate construction:
One-to-four family residential:
Land and acquisition	13,960	—	—	—	—	575	14,535
Residential construction	120,410	—	—	—	—	897	121,307
Commercial & multifamily residential:
Income property	63,182	—	—	—	—	—	63,182
Owner occupied	67,793	980	—	—	980	470	69,243
Consumer	333,275	2,167	63	—	2,230	659	336,164
Total	$5,522,171	$10,612	$3,582	$—	$14,194	$19,080	$5,555,445

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,004,418	$5,137	$6,149	$1,372	$12,658	$16,552	$2,033,628
Unsecured	79,661	185	—	—	185	247	80,093
Real estate:
One-to-four family residential	167,197	1,700	45	—	1,745	2,822	171,764
Commercial & multifamily residential:
Commercial land	187,470	1,454	34	—	1,488	821	189,779
Income property	1,294,982	3,031	786	—	3,817	3,200	1,301,999
Owner occupied	839,689	937	289	—	1,226	3,826	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,462	953	—	—	953	95	16,510
Residential construction	97,821	326	—	4	330	370	98,521
Commercial & multifamily residential:
Income property	73,783	—	—	—	—	—	73,783
Owner occupied	57,470	—	994	—	994	480	58,944
Consumer	341,032	933	118	10	1,061	2,939	345,032
Total	$5,158,985	$14,656	$8,415	$1,386	$24,457	$31,352	$5,214,794

The following is an analysis of impaired loans as of September 30, 2015 and December 31, 2014:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2015	(in thousands)
Commercial business:
Secured	$2,260,544	$5,424	$1,402	$1,412	$1,020	$4,022	$5,312
Unsecured	83,739	—	—	—	—	—	—
Real estate:
One-to-four family residential	171,669	2,448	317	341	84	2,131	2,903
Commercial & multifamily residential:
Commercial land	208,412	—	—	—	—	—	—
Income property	1,320,287	2,177	—	—	—	2,177	2,336
Owner occupied	889,085	7,229	571	571	17	6,658	9,137
Real estate construction:
One-to-four family residential:
Land and acquisition	13,854	681	106	106	64	575	591
Residential construction	120,414	893	—	—	—	893	893
Commercial & multifamily residential:
Income property	63,182	—	—	—	—	—	—
Owner occupied	69,243	—	—	—	—	—	—
Consumer	336,136	28	14	15	14	14	85
Total	$5,536,565	$18,880	$2,410	$2,445	$1,199	$16,470	$21,257

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,023,104	$10,524	$99	$99	$25	$10,425	$12,410
Unsecured	80,091	2	2	2	2	—	—
Real estate:
One-to-four family residential	169,619	2,145	424	465	120	1,721	2,370
Commercial & multifamily residential:
Commercial land	189,779	—	—	—	—	—	—
Income property	1,295,650	6,349	—	—	—	6,349	10,720
Owner occupied	835,895	8,846	582	582	27	8,264	12,732
Real estate construction:
One-to-four family residential:
Land and acquisition	16,401	109	109	109	67	—	—
Residential construction	98,521	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	73,783	—	—	—	—	—	—
Owner occupied	58,944	—	—	—	—	—	—
Consumer	344,908	124	—	—	—	124	201
Total	$5,186,695	$28,099	$1,216	$1,257	$241	$26,883	$38,433

The following table provides additional information on impaired loans for the three and nine month periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$6,507	$3	$6,869	$17	$8,602	$10	$6,550	$50
Unsecured	—	—	15	—	1	—	23	1
Real estate:
One-to-four family residential	3,315	11	2,307	14	3,238	35	2,082	37
Commercial & multifamily residential:
Commercial land	—	—	94	—	118	—	102	—
Income property	2,061	10	7,345	69	3,114	27	6,891	205
Owner occupied	6,665	65	9,117	239	7,302	533	9,629	715
Real estate construction:
One-to-four family residential:
Land and acquisition	825	1	111	1	685	4	840	4
Residential construction	893	—	—	—	670	—	—	—
Consumer	27	1	142	2	216	3	152	7
Total	$20,293	$91	$26,000	$342	$23,946	$612	$26,269	$1,019

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	4	$2,903	$2,903	—	$—	$—
Real estate:
Commercial and multifamily residential:
Owner occupied	—	—	—	1	1,496	1,496
Total	4	$2,903	$2,903	1	$1,496	$1,496

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	4	$2,903	$2,903	4	$759	$759
Real estate:
One-to-four family residential	1	30	30	2	494	494
Commercial and multifamily residential:
Income property	—	—	—	1	143	126
Owner occupied	—	—	—	1	1,496	1,496
Total	5	$2,933	$2,933	8	$2,892	$2,875
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings completed in the three and nine month periods ending September 30, 2015 and 2014 largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had no commitments to lend additional funds on loans classified as TDR as of September 30, 2015 and December 31, 2014. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three and nine month periods ended September 30, 2015 and 2014.
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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial business	$44,234	$50,334
Real estate:
One-to-four family residential	28,575	31,981
Commercial and multifamily residential	108,895	140,398
Total real estate	137,470	172,379
Real estate construction:
One-to-four family residential	2,447	4,353
Commercial and multifamily residential	2,225	2,588
Total real estate construction	4,672	6,941
Consumer	22,477	26,814
Subtotal of PCI loans	208,853	256,468
Less:
Valuation discount resulting from acquisition accounting	17,787	25,884
Allowance for loan losses	13,990	16,336
PCI loans, net of allowance for loan losses	$177,076	$214,248
The following table shows the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$67,283	$92,511	$73,849	$103,907
Accretion	(5,049)	(8,034)	(17,105)	(28,658)
Disposals	256	(357)	(1,796)	(3,183)
Reclassifications from nonaccretable difference	350	(3,589)	7,892	8,465
Balance at end of period	$62,840	$80,531	$62,840	$80,531

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
We have used the same methodology for ALLL calculations during the nine months ended September 30, 2015 and 2014. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to strive towards maintaining a conservative approach to credit quality and will continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
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

The following tables show a detailed analysis of the ALLL for the three and nine months ended September 30, 2015 and 2014:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2015	(in thousands)
Commercial business:
Secured	$27,708	$(2,439)	$530	$5,189	$30,988	$1,020	$29,968
Unsecured	857	(131)	93	471	1,290	—	1,290
Real estate:
One-to-four family residential	1,355	—	261	(420)	1,196	84	1,112
Commercial & multifamily residential:
Commercial land	1,581	—	130	123	1,834	—	1,834
Income property	8,197	(83)	273	22	8,409	—	8,409
Owner occupied	5,801	(115)	14	473	6,173	17	6,156
Real estate construction:
One-to-four family residential:
Land and acquisition	497	—	98	(206)	389	64	325
Residential construction	958	—	7	(250)	715	—	715
Commercial & multifamily residential:
Income property	407	—	2	(68)	341	—	341
Owner occupied	441	—	—	(31)	410	—	410
Consumer	3,182	(311)	297	49	3,217	14	3,203
Purchased credit impaired	16,174	(3,198)	1,533	(519)	13,990	—	13,990
Unallocated	2,099	—	—	(2,002)	97	—	97
Total	$69,257	$(6,277)	$3,238	$2,831	$69,049	$1,199	$67,850
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(5,847)	$1,242	$9,670	$30,988	$1,020	$29,968
Unsecured	927	(235)	208	390	1,290	—	1,290
Real estate:
One-to-four family residential	2,281	(297)	288	(1,076)	1,196	84	1,112
Commercial & multifamily residential:
Commercial land	799	—	130	905	1,834	—	1,834
Income property	9,159	(126)	3,532	(4,156)	8,409	—	8,409
Owner occupied	5,007	(115)	36	1,245	6,173	17	6,156
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	101	(909)	389	64	325
Residential construction	1,860	—	40	(1,185)	715	—	715
Commercial & multifamily residential:
Income property	622	—	7	(288)	341	—	341
Owner occupied	434	—	—	(24)	410	—	410
Consumer	3,180	(1,521)	707	851	3,217	14	3,203
Purchased credit impaired	16,336	(10,174)	5,262	2,566	13,990	—	13,990
Unallocated	1,844	—	—	(1,747)	97	—	97
Total	$69,569	$(18,315)	$11,553	$6,242	$69,049	$1,199	$67,850

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2014	(in thousands)
Commercial business:
Secured	$25,519	$(1,348)	$333	$243	$24,747	$39	$24,708
Unsecured	754	—	23	112	889	11	878
Real estate:
One-to-four family residential	1,083	—	63	230	1,376	124	1,252
Commercial & multifamily residential:
Commercial land	470	—	51	(124)	397	—	397
Income property	10,511	—	83	(784)	9,810	—	9,810
Owner occupied	4,990	(7)	5	(193)	4,795	31	4,764
Real estate construction:
One-to-four family residential:
Land and acquisition	403	—	3	876	1,282	68	1,214
Residential construction	677	—	18	1,103	1,798	—	1,798
Commercial & multifamily residential:
Income property	414	—	—	535	949	—	949
Owner occupied	166	—	—	168	334	—	334
Consumer	2,643	(620)	340	502	2,865	—	2,865
Purchased credit impaired	19,801	(3,236)	1,888	(520)	17,933	—	17,933
Unallocated	1,864	—	—	(1,168)	696	—	696
Total	$69,295	$(5,211)	$2,807	$980	$67,871	$273	$67,598
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2014	(in thousands)
Commercial business:
Secured	$31,027	$(3,188)	$2,216	$(5,308)	$24,747	$39	$24,708
Unsecured	696	(110)	342	(39)	889	11	878
Real estate:
One-to-four family residential	1,252	(207)	103	228	1,376	124	1,252
Commercial & multifamily residential:
Commercial land	489	(29)	70	(133)	397	—	397
Income property	9,234	(1,934)	601	1,909	9,810	—	9,810
Owner occupied	3,605	(1,030)	44	2,176	4,795	31	4,764
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	44	628	1,282	68	1,214
Residential construction	822	—	461	515	1,798	—	1,798
Commercial & multifamily residential:
Income property	285	—	—	664	949	—	949
Owner occupied	58	—	—	276	334	—	334
Consumer	2,547	(2,256)	931	1,643	2,865	—	2,865
Purchased credit impaired	20,174	(11,350)	5,690	3,419	17,933	—	17,933
Unallocated	1,655	—	—	(959)	696	—	696
Total	$72,454	$(20,104)	$10,502	$5,019	$67,871	$273	$67,598

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$2,930	$2,355	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	—	150	275	—
Balance at end of period	$2,930	$2,505	$2,930	$2,505
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2015	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,162,946	$48,884	$54,138	$—	$—	$2,265,968
Unsecured	81,902	17	1,820	—	—	83,739
Real estate:
One-to-four family residential	170,685	53	3,379	—	—	174,117
Commercial and multifamily residential:
Commercial land	200,404	6,850	1,158	—	—	208,412
Income property	1,307,536	6,580	8,348	—	—	1,322,464
Owner occupied	870,085	7,363	18,866	—	—	896,314
Real estate construction:
One-to-four family residential:
Land and acquisition	14,379	—	156	—	—	14,535
Residential construction	120,011	—	1,296	—	—	121,307
Commercial and multifamily residential:
Income property	63,182	—	—	—	—	63,182
Owner occupied	68,371	—	872	—	—	69,243
Consumer	333,721	—	2,443	—	—	336,164
Total	$5,393,222	$69,747	$92,476	$—	$—	5,555,445
Less:
Allowance for loan and lease losses						55,059
Loans, excluding PCI loans, net						$5,500,386

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$1,963,210	$15,790	$54,628	$—	$—	$2,033,628
Unsecured	79,534	—	559	—	—	80,093
Real estate:
One-to-four family residential	163,914	55	7,795	—	—	171,764
Commercial and multifamily residential:
Commercial land	183,701	4,217	1,861	—	—	189,779
Income property	1,287,729	5,885	8,385	—	—	1,301,999
Owner occupied	825,694	7,876	11,171	—	—	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,307	167	1,036	—	—	16,510
Residential construction	96,031	909	1,581	—	—	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	73,783
Owner occupied	58,055	—	889	—	—	58,944
Consumer	339,695	68	5,269	—	—	345,032
Total	$5,086,653	$34,967	$93,174	$—	$—	5,214,794
Less:
Allowance for loan and lease losses						53,233
Loans, excluding PCI loans, net						$5,161,561

The following is an analysis of the credit quality of our PCI loan portfolio as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$34,524	$198	$8,070	$—	$—	$42,792
Unsecured	1,422	—	20	—	—	1,442
Real estate:
One-to-four family residential	25,581	—	2,994	—	—	28,575
Commercial and multifamily residential:
Commercial land	8,711	—	665	—	—	9,376
Income property	39,457	—	7,007	—	—	46,464
Owner occupied	51,073	—	1,982	—	—	53,055
Real estate construction:
One-to-four family residential:
Land and acquisition	1,168	—	500	—	—	1,668
Residential construction	767	—	12	—	—	779
Commercial and multifamily residential:
Income property	1,322	—	—	—	—	1,322
Owner occupied	903	—	—	—	—	903
Consumer	21,369	—	1,108	—	—	22,477
Total	$186,297	$198	$22,358	$—	$—	208,853
Less:
Valuation discount resulting from acquisition accounting						17,787
Allowance for loan losses						13,990
PCI loans, net						$177,076

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
PCI loans:
Commercial business:
Secured	$37,927	$937	$9,223	$—	$—	$48,087
Unsecured	2,156	—	91	—	—	2,247
Real estate:
One-to-four family residential	28,822	—	3,159	—	—	31,981
Commercial and multifamily residential:
Commercial land	9,104	—	6,240	—	—	15,344
Income property	51,435	1,892	7,186	—	—	60,513
Owner occupied	58,629	346	5,566	—	—	64,541
Real estate construction:
One-to-four family residential:
Land and acquisition	1,595	—	913	—	—	2,508
Residential construction	741	—	1,104	—	—	1,845
Commercial and multifamily residential:
Income property	1,435	—	227	—	—	1,662
Owner occupied	926	—	—	—	—	926
Consumer	24,037	—	2,777	—	—	26,814
Total	$216,807	$3,175	$36,486	$—	$—	256,468
Less:
Valuation discount resulting from acquisition accounting						25,884
Allowance for loan losses						16,336
PCI loans, net						$214,248

7.	Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$20,617	$28,254	$22,190	$35,927
Transfers in	915	1,089	8,751	8,930
Valuation adjustments	(664)	(667)	(1,457)	(3,220)
Proceeds from sale of OREO property	(1,675)	(8,755)	(13,283)	(24,688)
Gain on sale of OREO, net	263	1,983	3,255	4,955
Balance, end of period	$19,456	$21,904	$19,456	$21,904
At September 30, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $2.8 million and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.9 million.
8. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for non-single family and single family mortgage loans are in effect for five and ten years, respectively and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through March 31, 2015. Accordingly, further activity will be limited to recoveries through the first quarter of 2018 for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of September 30, 2015, the net present value of the Bank’s estimated clawback liability was $4.3 million, which was included in other liabilities on the consolidated balance sheets.
At September 30, 2015, the FDIC loss-sharing asset was comprised of a $6.7 million FDIC indemnification asset and a $1.4 million FDIC receivable. The indemnification asset represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
For PCI loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the quarterly remeasurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, for loans covered by loss-sharing agreements with respect to which the loss-sharing provisions are still effective, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC. Consistent with the loss-sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured as 80% of the resulting impairment.
Alternatively, when the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, for loans covered by loss-sharing agreements with respect to which the loss-sharing provisions are still effective, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss-sharing agreement.

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$9,344	$27,981	$15,174	$39,846
Adjustments not reflected in income:
Cash (received from) paid to the FDIC, net	799	541	(2,723)	(1,223)
FDIC reimbursable recoveries, net	(362)	(214)	(1,326)	(446)
Adjustments reflected in income:
Amortization, net	(1,416)	(3,992)	(5,086)	(16,208)
Loan impairment	(119)	(416)	1,413	2,735
Sale of other real estate	(126)	(383)	(753)	(2,104)
Write-downs of other real estate	25	67	1,148	860
Other	1	(92)	299	32
Balance at end of period	$8,146	$23,492	$8,146	$23,492
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	September 30, 2015
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$360	$2,879	$2,997	$1,910	$8,146
Clawback liability	$4,141	$200	$—	$—	$4,341
Non-single family covered assets	$80,921	$12,680	$11,767	$16,903	$122,271
Single family covered assets	$8,388	$24,658	$6,277	$2,217	$41,540

Loss-sharing expiration dates:
Non-single family	First Quarter 2015	First Quarter 2015	Second Quarter 2016	Second Quarter 2016
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021

9.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 31, 2015 and concluded that there was no impairment.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Goodwill
Goodwill at beginning of period (1)	$382,537	$343,952	$382,537	$343,952
Provisional period adjustments (1)	225	—	225	—
Total goodwill (1)	382,762	343,952	382,762	343,952
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period (1)	58,598	47,698	58,598	47,698
Accumulated amortization at beginning of period	(32,593)	(25,825)	(29,058)	(22,765)
Core deposit intangible, net at beginning of period	26,005	21,873	29,540	24,933
CDI current period amortization	(1,695)	(1,456)	(5,230)	(4,516)
Total core deposit intangible, net at end of period	24,310	20,417	24,310	20,417
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	25,229	21,336	25,229	21,336
Total goodwill and other intangible assets at end of period	$407,991	$365,288	$407,991	$365,288
__________
(1) See Note 3, Business Combinations, for additional information regarding goodwill and intangible assets recorded related to the acquisition of Intermountain on November 1, 2014.
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2015 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2015	$1,653
2016	5,945
2017	4,913
2018	3,855
2019	2,951

10.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2015 and December 31, 2014 was $226.8 million and $215.6 million, respectively. During the three and nine months ended September 30, 2015, a mark-to-market loss of $6 thousand and $2 thousand, respectively was recorded to other noninterest expense. There were no earnings impacts for the three or nine month periods ending September 30, 2014.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2015 and December 31, 2014:

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$14,548	Other assets	$11,800	Other liabilities	$14,602	Other liabilities	$11,851
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
September 30, 2015	(in thousands)
Assets
Interest rate contracts	$14,548	$—	$14,548	$—	$14,548
Liabilities
Interest rate contracts	$14,602	$—	$14,602	$(14,602)	$—
Repurchase agreements	$73,182	$—	$73,182	$(73,182)	$—

December 31, 2014
Assets
Interest rate contracts	$11,800	$—	$11,800	$—	$11,800
Liabilities
Interest rate contracts	$11,851	$—	$11,851	$(11,851)	$—
Repurchase agreements	$105,080	$—	$105,080	$(105,080)	$—

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2015	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$48,182	$—	$—	$25,000	$73,182
Gross amount of recognized liabilities for repurchase agreements					73,182
Amounts related to agreements not included in offsetting disclosure					$—
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
Subsequent to quarter end, on October 29, 2015, the Company declared a regular quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, both payable on November 25, 2015 to shareholders of record at the close of business on November 11, 2015.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2015 and 2014:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended September 30, 2015	(in thousands)
Beginning balance	$4,819	$(2,030)	$2,789
Other comprehensive loss before reclassifications	10,126	—	10,126
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(151)	62	(89)
Net current-period other comprehensive income (loss)	9,975	62	10,037
Ending balance	$14,794	$(1,968)	$12,826
Three months ended September 30, 2014
Beginning balance	$5,448	$(1,888)	$3,560
Other comprehensive income before reclassifications	(4,057)	—	(4,057)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(21)	23	2
Net current-period other comprehensive income	(4,078)	23	(4,055)
Ending balance	$1,370	$(1,865)	$(495)
Nine months ended September 30, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive loss before reclassifications	8,161	(280)	7,881
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(829)	153	(676)
Net current-period other comprehensive loss	7,332	(127)	7,205
Ending balance	$14,794	$(1,968)	$12,826
Nine months ended September 30, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	11,830	—	11,830
Amounts reclassified from accumulated other comprehensive income (loss) (2)	(352)	71	(281)
Net current-period other comprehensive income	11,478	71	11,549
Ending balance	$1,370	$(1,865)	$(495)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2015	2014	2015	2014	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$236	$33	$1,300	$552	Investment securities gains, net
	236	33	1,300	552	Total before tax
	(85)	(12)	(471)	(200)	Income tax provision
	$151	$21	$829	$352	Net of tax

Amortization of pension plan liability
Actuarial losses	$(97)	$(36)	$(240)	$(111)	Compensation and employee benefits
	(97)	(36)	(240)	(111)	Total before tax
	35	13	87	40	Income tax benefit
	$(62)	$(23)	$(153)	$(71)	Net of tax

13.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2015	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,164,532	$—	$1,164,532	$—
State and municipal debt securities	489,469	—	489,469	—
U.S. government agency and government-sponsored enterprise securities	347,856	—	347,856	—
U.S. government securities	20,400	20,400	—	—
Other securities	5,167	—	5,167	—
Total securities available for sale	$2,027,424	$20,400	$2,007,024	$—
Other assets (Interest rate contracts)	$14,548	$—	$14,548	$—
Liabilities
Other liabilities (Interest rate contracts)	$14,602	$—	$14,602	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2014	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,162,387	$—	$1,162,387	$—
State and municipal debt securities	496,484	—	496,484	—
U.S. government agency and government-sponsored enterprise securities	413,706	—	413,706	—
U.S. government securities	20,499	20,499	—	—
Other securities	5,181	—	5,181	—
Total securities available for sale	$2,098,257	$20,499	$2,077,758	$—
Other assets (Interest rate contracts)	$11,800	$—	$11,800	$—
Liabilities
Other liabilities (Interest rate contracts)	$11,851	$—	$11,851	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2015 and 2014. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at September 30, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2015	Losses During the Nine Months Ended September 30, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$350	$—	$—	$350	$(1,012)	$(1,012)
OREO	3,286	—	—	3,286	(646)	(662)
	$3,636	$—	$—	$3,636	$(1,658)	$(1,674)

	Fair value at September 30, 2014	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended September 30, 2014	Losses During the Nine Months Ended September 30, 2014
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$2,998	$—	$—	$2,998	$69	$(14)
OREO (1)	2,950	—	—	2,950	(388)	(388)
	$5,948	$—	$—	$5,948	$(319)	$(402)
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

	Fair value at September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$350	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
OREO	3,286	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for impaired loans and OREO because there were no adjustments made to the appraisal value during the current period.

	Fair value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$534	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	2,464	Fair Market Value of Collateral	Adjustment to Stated value	0% - 71% (49%)
OREO	2,950	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans held for sale—The carrying amount of loans held for sale approximates their fair values due to the short period of time between the origination and sale dates (Level 2).
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2015 or December 31, 2014, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on September 30, 2015 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$149,610	$149,610	$149,610	$—	$—
Interest-earning deposits with banks	22,578	22,578	22,578	—	—
Securities available for sale	2,027,424	2,027,424	20,400	2,007,024	—
FHLB stock	10,242	10,242	—	10,242	—
Loans held for sale	6,637	6,637	—	6,637	—
Loans	5,677,462	5,783,474	—	—	5,783,474
FDIC loss-sharing asset	8,146	2,140	—	—	2,140
Interest rate contracts	14,548	14,548	—	14,548	—
Liabilities
Deposits	$7,314,805	$7,312,329	$6,844,014	$468,315	$—
FHLB Advances	6,540	7,198	—	7,198	—
Repurchase agreements	73,182	74,046	—	74,046	—
Interest rate contracts	14,602	14,602	—	14,602	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$171,221	$171,221	$171,221	$—	$—
Interest-earning deposits with banks	16,949	16,949	16,949	—	—
Securities available for sale	2,098,257	2,098,257	20,499	2,077,758	—
FHLB stock	33,365	33,365	—	33,365	—
Loans held for sale	1,116	1,116	—	1,116	—
Loans	5,375,809	5,516,286	—	—	5,516,286
FDIC loss-sharing asset	15,174	4,054	—	—	4,054
Interest rate contracts	11,800	11,800	—	11,800	—
Liabilities
Deposits	$6,924,722	$6,921,804	$6,416,017	$505,787	$—
FHLB Advances	216,568	217,296	—	217,296	—
Repurchase agreements	105,080	106,171	—	106,171	—
Other borrowings	8,248	8,248	—	8,248	—
Interest rate contracts	11,851	11,851	—	11,851	—

14.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands except per share)
Basic EPS:
Net income	$25,780	$21,583	$72,087	$62,654
Less: Earnings allocated to participating securities:
Preferred Shares	45	42	127	121
Nonvested restricted shares	296	216	772	598
Earnings allocated to common shareholders	$25,439	$21,325	$71,188	$61,935
Weighted average common shares outstanding	57,051	52,112	57,007	51,772
Basic earnings per common share	$0.45	$0.41	$1.25	$1.20
Diluted EPS:
Earnings allocated to common shareholders (1)	$25,439	$21,325	$71,188	$61,940
Weighted average common shares outstanding	57,051	52,112	57,007	51,772
Dilutive effect of equity awards	13	404	14	707
Weighted average diluted common shares outstanding	57,064	52,516	57,021	52,479
Diluted earnings per common share	$0.45	$0.41	$1.25	$1.18
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	29	58	40	67
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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the ALLL, business combinations, PCI loans, FDIC loss-sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Purchased Credit Impaired Loans”, “FDIC Loss-sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2014 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2014 Annual Report on Form 10-K.
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
On November 1, 2014, the Company completed its acquisition of Intermountain. The Company acquired approximately $964.4 million in assets, including $502.6 million in loans measured at fair value, and approximately $736.8 million in deposits. Due to the timing of this acquisition, our results of operations for the nine month period ended September 30, 2015 include the acquisition for the entire period, however the prior year period does not include the acquisition. See Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this acquisition.
Earnings Summary
The Company reported net income for the third quarter of $25.8 million or $0.45 per diluted common share, compared to $21.6 million or $0.41 per diluted common share for the third quarter of 2014. The increase in net income for the current quarter compared to the prior year period was due to a combination of higher net interest income and noninterest income, partially offset by higher noninterest expense. These fluctuations were primarily due to the timing of the acquisition of Intermountain, as noted above.
Comparison of current quarter to prior year period
Revenue (net interest income plus noninterest income) for the three months ended September 30, 2015 was $104.2 million, 13% higher than the same period in 2014. The increase in revenue was a result of higher net interest income arising not only from the loans and securities acquired in the Intermountain transaction but also organic loan growth. Also contributing to the increase in revenue was higher noninterest income due to both a decrease in the expense recorded for the change in the FDIC loss-sharing asset as well as an increase in service charges and other fees. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the third quarter of 2015 was $2.8 million compared to a provision of $980 thousand during the third quarter of 2014. The provision recorded in the third quarter of 2015 was due to the recording of a $3.3 million provision on loans, excluding PCI loans, partially offset by provision recapture of $519 thousand related to PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the quarter ended September 30, 2015 was $64.1 million, up from $60.0 million for the third quarter of 2014. The increase from the prior-year period was primarily due to additional noninterest expense stemming from the growth resulting from the Intermountain acquisition, partially offset by lower acquisition-related expenses recorded during the third quarter of 2015. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.

Net income was positively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios for the current quarter and year-to-date periods, but was negatively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios during the prior year periods. The negative effect of the FDIC acquired loan portfolios in the prior year periods were primarily due to greater amortization of the FDIC loss-sharing asset recorded in the prior year periods. With the recent expiration of our two largest FDIC loss-sharing agreements, the amortization of the FDIC loss-sharing asset has declined. The following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$2,082	$4,205	$6,896	$16,428
Incremental accretion income on other FDIC acquired loans	34	175	166	474
Recapture (provision) for losses on purchased credit impaired loans	519	520	(2,566)	(3,419)
Change in FDIC loss-sharing asset (1)	(1,635)	(4,816)	(2,979)	(14,685)
FDIC clawback liability recovery (expense)	(174)	(201)	(167)	(302)
Pre-tax earnings impact of FDIC acquired loan portfolios	$826	$(117)	$1,350	$(1,504)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
Revenue (net interest income plus noninterest income) for the nine months ended September 30, 2015 was $309.8 million, compared to $269.8 million for the same period in 2014. The increase in revenue was a result of higher net interest income arising not only from the loans and securities acquired in the Intermountain transaction but also from organic loan growth. Also contributing to the increase in revenue was higher noninterest income due to both a decrease in the expense recorded for the change in the FDIC loss-sharing asset as well as an increase in service charges and other fees. For a more complete discussion of this topic, please refer to the net interest income section and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the nine months ended September 30, 2015 was $6.2 million compared to a provision of $5.0 million for the first nine months of 2014. The $6.2 million provision was due to the recording of a $3.6 million provision on loans, excluding PCI loans and a $2.6 million provision on PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the nine months ended September 30, 2015 was $199.3 million, a 14% increase from the first nine months of 2014. The increase from the prior-year period was primarily due to additional noninterest expense stemming from the growth resulting from the Intermountain acquisition as well as higher acquisition-related expenses recorded during the nine months ended September 30, 2015. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
Net Interest Income
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2015 was $81.7 million, an increase of 7% from $76.2 million for the same quarter in 2014. The increase in net interest income was due to interest income earned from a larger volume of earning assets. Growth in earning assets was driven not only by loans and securities acquired in the Intermountain transaction but also by loans originated for investment. Net interest income was higher in the current period despite lower incremental accretion income from acquired loans and lower interest income on taxable securities. As shown in the table below, incremental accretion income continued to decline which was reflective of the decreasing balance of certain acquired loan portfolios. Interest income on taxable securities was lower in the current period due to the previously disclosed $2.6 million adjustment recorded in the prior year period. For additional information on the Company’s accounting policies related to recording interest income on loans and the adjustment recorded during 2014, please refer to “Item 8. Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.
The Company’s net interest margin (tax equivalent) decreased to 4.37% in the third quarter of 2015, from 4.85% for the same quarter last year. This decrease was due to lower incremental accretion income on acquired loan portfolios. The Company’s operating net interest margin (tax equivalent) (1) decreased to 4.18% from 4.22% due to lower rates on loans and securities.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2015 was $243.1 million, an increase of 8% from $225.3 million for the same period in 2014. The increase in net interest income was due to higher average loan and securities balances during the current year as a result of the acquisition of Intermountain and organic growth in the loan portfolio. The Company’s net interest margin (tax equivalent) decreased to 4.39% for the first nine months of 2015, from 4.86% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was primarily due to lower accretion income on the acquired loan portfolios. As shown in the table below, the Company recorded $21.2 million in total incremental accretion during the nine months ended September 30, 2015, a decrease of $11.9 million from the prior year period. The Company’s operating net interest margin (tax equivalent) (1) for the nine months ended September 30, 2015 decreased modestly to 4.18% from 4.23% due to lower rates on loans and securities.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$2,082	$4,205	$6,896	$16,428
Other FDIC acquired loans	34	175	166	474
Other acquired loans	4,293	5,040	14,116	16,136
Incremental accretion income	$6,409	$9,420	$21,178	$33,038

Net interest margin (tax equivalent)	4.37%	4.85%	4.39%	4.86%
Operating net interest margin (tax equivalent) (1)	4.18%	4.22%	4.18%	4.23%
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

	Three Months Ended September 30,			Three Months Ended September 30,
	2015			2014
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(4)	$5,712,614	$73,231	5.13%	$4,770,443	$66,421	5.57%
Taxable securities (3)	1,498,211	7,472	1.99%	1,224,608	8,545	2.79%
Tax exempt securities (4)	446,963	4,491	4.02%	361,388	4,118	4.56%
Interest-earning deposits with banks	53,743	31	0.23%	95,221	61	0.26%
Total interest-earning assets	7,711,531	$85,225	4.42%	6,451,660	$79,145	4.91%
Other earning assets	149,895			131,887
Noninterest-earning assets	811,266			753,759
Total assets	$8,672,692			$7,337,306
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$480,132	$213	0.18%	$460,985	$288	0.25%
Savings accounts	643,672	17	0.01%	539,982	15	0.01%
Interest-bearing demand	916,388	158	0.07%	1,201,154	117	0.04%
Money market accounts	1,870,503	368	0.08%	1,645,609	293	0.07%
Total interest-bearing deposits	3,910,695	756	0.08%	3,847,730	713	0.07%
Federal Home Loan Bank advances	13,968	78	2.23%	16,503	80	1.95%
Other borrowings	82,535	137	0.66%	25,000	120	1.92%
Total interest-bearing liabilities	4,007,198	$971	0.10%	3,889,233	$913	0.09%
Noninterest-bearing deposits	3,323,168			2,263,079
Other noninterest-bearing liabilities	102,496			85,482
Shareholders’ equity	1,239,830			1,099,512
Total liabilities & shareholders’ equity	$8,672,692			$7,337,306
Net interest income (tax equivalent)		$84,254			$78,232
Net interest margin (tax equivalent)			4.37%			4.85%
__________

(1)	Adjusted to conform to the current period presentation. The adjustment was limited to including amounts historically disclosed as “Covered loans” in “Loans, net.”

(2)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million for both three month periods ended September 30, 2015 and 2014, respectively. The incremental accretion income on acquired loans was $6.4 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively.

(3)	During the three months ended September 30, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities.

(4)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $989 thousand and $518 thousand for the three months ended September 30, 2015 and 2014, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.6 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015			2014
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(4)	$5,557,771	$217,128	5.21%	$4,652,157	$199,747	5.72%
Taxable securities (3)	1,541,018	22,258	1.93%	1,278,295	21,679	2.26%
Tax exempt securities (4)	455,509	13,802	4.04%	359,471	12,419	4.61%
Interest-earning deposits with banks	46,656	84	0.24%	55,986	105	0.25%
Total interest-earning assets	7,600,954	$253,272	4.44%	6,345,909	$233,950	4.92%
Other earning assets	148,189			129,819
Noninterest-earning assets	821,682			761,731
Total assets	$8,570,825			$7,237,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$490,720	$689	0.19%	$481,370	$975	0.27%
Savings accounts	631,979	53	0.01%	527,183	42	0.01%
Interest-bearing demand	1,003,544	451	0.06%	1,185,831	340	0.04%
Money market accounts	1,813,282	1,051	0.08%	1,615,162	837	0.07%
Total interest-bearing deposits	3,939,525	2,244	0.08%	3,809,546	2,194	0.08%
Federal Home Loan Bank advances	88,121	391	0.59%	51,634	309	0.80%
Other borrowings	92,169	419	0.61%	25,000	358	1.91%
Total interest-bearing liabilities	4,119,815	$3,054	0.10%	3,886,180	$2,861	0.10%
Noninterest-bearing deposits	3,108,293			2,185,062
Other noninterest-bearing liabilities	99,864			82,168
Shareholders’ equity	1,242,853			1,084,049
Total liabilities & shareholders’ equity	$8,570,825			$7,237,459
Net interest income (tax equivalent)		$250,218			$231,089
Net interest margin (tax equivalent)			4.39%			4.86%
__________

(1)	Adjusted to conform to the current period presentation. The adjustment was limited to including amounts historically disclosed as “Covered loans” in “Loans, net.”

(2)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on certain acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $3.8 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively. The incremental accretion income on acquired loans was $21.2 million and $33.0 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)	During the nine months ended September 30, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities.

(4)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.3 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.8 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$12,376	$(5,566)	$6,810
Taxable securities	1,670	(2,743)	(1,073)
Tax exempt securities	898	(525)	373
Interest earning deposits with banks	(25)	(5)	(30)
Interest income	$14,919	$(8,839)	$6,080
Interest Expense
Deposits:
Certificates of deposit	$12	$(87)	$(75)
Savings accounts	3	(1)	2
Interest-bearing demand	(33)	74	41
Money market accounts	43	32	75
Total interest on deposits	25	18	43
Federal Home Loan Bank advances	(13)	11	(2)
Other borrowings	24	(7)	17
Interest expense	$36	$22	$58

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

	Nine Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$36,489	$(19,108)	$17,381
Taxable securities	4,072	(3,493)	579
Tax exempt securities	3,038	(1,655)	1,383
Interest earning deposits with banks	(17)	(4)	(21)
Interest income	$43,582	$(24,260)	$19,322
Interest Expense
Deposits:
Certificates of deposit	$19	$(305)	$(286)
Savings accounts	9	2	11
Interest-bearing demand	(59)	170	111
Money market accounts	108	106	214
Total interest on deposits	77	(27)	50
Federal Home Loan Bank advances	178	(96)	82
Other borrowings	82	(21)	61
Interest expense	$337	$(144)	$193
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the third quarter of 2015, the Company recorded a $2.8 million provision expense compared with a provision expense of $1.0 million during the third quarter of 2014. The $2.8 million net provision for loan and lease losses recorded during the current quarter was driven by loans, excluding PCI loans, for which Columbia recorded a provision of $3.3 million, partially offset by provision recapture of $519 thousand related to PCI loans. The $2.3 million provision related to loans, excluding PCI loans, was due to organic loan growth, charge-off activity during the current quarter and higher loss rates in the substandard category. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the second quarter of 2015. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2015 was $6.2 million compared with provision expense of $5.0 million during the same period in 2014. The $6.2 million provision expense for loans recorded for the current year-to-date period included a provision of $3.6 million for loans, excluding PCI loans and a provision of $2.6 million related to PCI loans. The provision of $3.6 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. The $2.6 million in provision expense for PCI loans was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2014, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)
Service charges and other fees	$15,893	$14,254	$1,639	11%	$46,636	$40,980	$5,656	14%
Merchant services fees	2,422	2,104	318	15%	6,802	6,014	788	13%
Bank owned life insurance	1,086	956	130	14%	3,370	2,897	473	16%
Other	4,497	3,399	1,098	32%	11,599	8,807	2,792	32%
Subtotal	23,898	20,713	3,185	15%	68,407	58,698	9,709	17%
Investment securities gains, net	236	33	203	615%	1,300	552	748	136%
Change in FDIC loss-sharing asset	(1,635)	(4,816)	3,181	(66)%	(2,979)	(14,685)	11,706	(80)%
Total noninterest income	$22,499	$15,930	$6,569	41%	$66,728	$44,565	$22,163	50%
Comparison of current quarter to prior year period
Noninterest income was $22.5 million for the third quarter of 2015, compared to $15.9 million for the same period in 2014. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $3.2 million less in the current quarter. Also contributing to the increase was an additional $1.6 million in revenue earned from service charges and other fees which reflected the larger customer base established in the Intermountain acquisition. Finally, other noninterest income was up $1.1 million from a combination of revenue from a larger customer base and $550 thousand in additional loan sale gains.
The change in FDIC loss-sharing asset has been a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset, the provision recorded for reimbursable losses on covered loans and write-downs of covered other real estate owned (“OREO”). For the third quarter of 2015, the change in the asset was primarily driven by $1.4 million of amortization of the asset. The decline in amortization recorded in the current quarter was due to the recent expiration of our two most significant FDIC loss-sharing agreements. For the same period in 2014, there was $4.0 million of amortization of the asset, $416 thousand related to the provision recapture recorded on covered loans and sales of OREO of $383 thousand. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2015, noninterest income was $66.7 million compared to $44.6 million for the same period in 2014. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset, which was $11.7 million less in the current period compared to the prior year period. The increase was also driven by an increase of $5.7 million in service charges and other fees due to the increased customer base from the Intermountain acquisition and an increase of $2.8 million in other noninterest income due to both higher gains on sales of loans and increased loan prepayment fees in the current year.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014 (1)	$ Change	% Change	2015	2014 (1)	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$35,175	$32,559	$2,616	8%	$112,721	$94,961	$17,760	19%
All other noninterest expense:
Occupancy	8,101	7,445	656	9%	24,781	24,276	505	2%
Merchant processing	1,090	1,080	10	1%	3,146	3,058	88	3%
Advertising and promotion	1,354	1,027	327	32%	3,480	2,746	734	27%
Data processing and communications	3,796	4,269	(473)	(11)%	13,022	11,469	1,553	14%
Legal and professional services	2,173	2,905	(732)	(25)%	7,527	7,377	150	2%
Taxes, license and fees	1,344	1,156	188	16%	4,003	3,387	616	18%
Regulatory premiums	1,084	1,195	(111)	(9)%	3,626	3,444	182	5%
Net cost (benefit) of operation of other real estate owned (1)	240	(1,256)	1,496	(119)%	(1,569)	(1,207)	(362)	30%
Amortization of intangibles	1,695	1,456	239	16%	5,230	4,516	714	16%
Other	8,015	8,146	(131)	(2)%	23,305	21,105	2,200	10%
Total all other noninterest expense	28,892	27,423	1,469	5%	86,551	80,171	6,380	8%
Total noninterest expense	$64,067	$59,982	$4,085	7%	$199,272	$175,132	$24,140	14%
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to removing the separate line item for “Net benefit of operation of covered other real estate owned” and including the prior period activity in the line item for net cost (benefit) of operation of other real estate owned.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$73	$3,373	$727
Occupancy	181	10	1,484	696
Advertising and promotion	40	27	383	27
Data processing and communications	42	684	1,780	684
Legal and professional fees	71	510	1,095	723
Other	94	1,934	930	2,019
Total impact of acquisition-related costs to noninterest expense (1)	$428	$3,238	$9,045	$4,876
__________
(1) Of the $9.0 million in acquisition-related expenses recorded during the nine months ended September 30, 2015, $9.0 million related to the recent acquisition of Intermountain and $72 thousand related to the acquisition of West Coast Bancorp (“West Coast”). Of the $4.9 million acquisition-related expenses recorded during the nine months ended September 30, 2014, $459 thousand related to the acquisition of Intermountain and $4.4 million related to the acquisition of West Coast.

Comparison of current quarter to prior year period
Total noninterest expense for the third quarter of 2015 was $64.1 million, an increase of $4.1 million, or 7% from a year earlier. The increase from the prior year period was due to additional noninterest expense stemming from the growth resulting from the Intermountain acquisition. Also contributing to the increase was an increase in net cost of other real estate owned. These increases were partially offset by lower acquisition-related expenses, which were $428 thousand during the current quarter compared to $3.2 million for the prior year period.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2015, noninterest expense was $199.3 million, an increase of $24.1 million, or 14% from $175.1 million a year earlier. The increase from the prior-year period was due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition. Also contributing to the increase from the prior year period were acquisition-related expenses, which were $9.0 million during the nine months ended September 30, 2015 compared to $4.9 million for the prior year period.
The following table presents selected items included in Other noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
	2015	2014		2015	2014
	(in thousands)
Postage	$626	$533	$93	$2,042	$2,355	$(313)
Software support & maintenance	699	550	149	2,570	1,556	1,014
Supplies	322	289	33	1,044	1,045	(1)
Insurance	474	403	71	1,500	1,203	297
ATM Network	338	207	131	1,144	675	469
Travel	668	534	134	2,166	1,483	683
Employee expenses	246	242	4	903	790	113
Sponsorships and charitable contributions	573	434	139	1,568	1,555	13
Directors fees	206	183	23	661	514	147
Federal Reserve Bank processing fees	173	169	4	501	305	196
Investments in affordable housing projects expense	—	271	(271)	—	800	(800)
Investor relations	41	38	3	311	216	95
Other personal property owned	(11)	9	(20)	(5)	(135)	130
FDIC clawback expense	174	201	(27)	167	302	(135)
Miscellaneous	3,486	4,083	(597)	8,733	8,441	292
Total other noninterest expense	$8,015	$8,146	$(131)	$23,305	$21,105	$2,200
Comparison of current quarter to prior year period
Other noninterest expense decreased $131 thousand due to lower acquisition-related expenses during the current quarter and lower expense related to investments in affordable housing projects, partially offset by general increases stemming from the acquisition of Intermountain. Acquisition-related expenses recorded to other noninterest expense during the third quarter of 2015 were $94 thousand compared to $1.9 million for the prior year period. This decrease was partially offset by higher fraud losses in the current quarter of $834 thousand compared to $266 thousand for the prior year period, included in miscellaneous other noninterest expense. The decrease in expense related to investments in affordable housing projects was due to the adoption of ASU 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. The expense related to investments in affordable housing projects is now recorded to provision for income taxes in the consolidated statements of income. For additional information, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2014 Annual Report on Form 10-K.

Comparison of current year-to-date to prior year period
Other noninterest expense increased $2.2 million due to additional ongoing noninterest expense stemming from the growth resulting from the Intermountain acquisition, partially offset by lower acquisition-related expenses and expense related to investments in affordable housing projects related to the adoption of ASU 2014-01 discussed above. Acquisition-related expenses recorded to other noninterest expense during the nine months ended September 30, 2015 were $930 thousand compared to $2.0 million for the prior year period.
FDIC Acquired Loan Accounting
Net income was positively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios for the current quarter and year-to-date periods, but was negatively affected by the pre-tax earnings impact of the FDIC acquired loan portfolios during the prior year periods. The negative effect of the FDIC acquired loan portfolios in the prior year period was primarily due to greater amortization of the FDIC loss-sharing asset recorded in the prior year period. With the recent expiration of our two largest FDIC loss-sharing agreements, the amortization of the FDIC loss-sharing asset has declined.
While the significance of the FDIC acquired loan accounting has diminished over time, the following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$2,082	$4,205	$6,896	$16,428
Incremental accretion income on other FDIC acquired loans	34	175	166	474
Recapture (provision) for losses on purchased credit impaired loans	519	520	(2,566)	(3,419)
Change in FDIC loss-sharing asset (1)	(1,635)	(4,816)	(2,979)	(14,685)
FDIC clawback liability recovery (expense)	(174)	(201)	(167)	(302)
Pre-tax earnings impact of FDIC acquired loan portfolios	$826	$(117)	$1,350	$(1,504)
__________
(1) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Income Taxes
We recorded an income tax provision of $11.5 million for the third quarter of 2015, compared to a provision of $9.6 million for the same period in 2014. For the nine months ended September 30, 2015 and 2014, we recorded an income tax provision of $32.2 million and $27.0 million, respectively, with an effective tax rate of 31% and 30%, respectively. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio and tax-exempt earnings on bank owned life insurance. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2014.
FINANCIAL CONDITION
Total assets were $8.76 billion as of September 30, 2015, an increase of $177.1 million from $8.58 billion at December 31, 2014. The increase was due to increases in loans and securities available for sale. The increase in loans was due to significant originations during the year. Total liabilities were $7.50 billion as of September 30, 2015, an increase of $151.2 million from $7.35 billion at December 31, 2014. The increase was primarily due to an increase in deposits, partially offset by decreases in Federal Home Loan Bank advances and securities sold under agreements to repurchase.
Investment Securities
At September 30, 2015, the Company held investment securities totaling $2.03 billion compared to $2.10 billion at December 31, 2014. All of our securities are classified as available for sale and carried at fair value. The decrease in the investment securities portfolio from year-end is due to $285.8 million in principal payments, maturities and sales and $15.3 million in premium amortization, partially offset by $218.7 million in purchases and a $11.5 million increase in the net unrealized gain of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 9 months at September 30, 2015. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At September 30, 2015, the market value of securities available for sale had a net unrealized gain of $22.7 million compared to a net unrealized gain of $11.2 million at December 31, 2014. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At September 30, 2015, the Company had $464.1 million of investment securities with gross unrealized losses of $6.4 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,164,532	$1,162,387
State and municipal securities	489,469	496,484
U.S. government and government-sponsored enterprise securities	347,856	413,706
U.S. government securities	20,400	20,499
Other securities	5,167	5,181
Total	$2,027,424	$2,098,257
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2015	% of Total	December 31, 2014	% of Total
	(dollars in thousands)
Commercial business	$2,354,731	41.0%	$2,119,565	38.9%
Real estate:
One-to-four family residential	177,108	3.1%	175,571	3.2%
Commercial and multifamily residential	2,449,847	42.6%	2,363,541	43.5%
Total real estate	2,626,955	45.7%	2,539,112	46.7%
Real estate construction:
One-to-four family residential	136,783	2.4%	116,866	2.1%
Commercial and multifamily residential	134,097	2.3%	134,443	2.5%
Total real estate construction	270,880	4.7%	251,309	4.6%
Consumer	348,315	6.1%	364,182	6.7%
Purchased credit impaired	191,066	3.3%	230,584	4.2%
Subtotal	5,791,947	100.8%	5,504,752	101.1%
Less: Net unearned income	(45,436)	(0.8)%	(59,374)	(1.1)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$5,746,511	100.0%	$5,445,378	100.0%
Loans held for sale	$6,637		$1,116
Total loans increased $301.1 million from year-end 2014 due to significant originations during the year. The loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $45.4 million in unearned income recorded at September 30, 2015 was comprised of $36.0 million in discount on acquired loans and $9.4 million in deferred loan fees. The $59.4 million in unearned income recorded at December 31, 2014 consisted of $50.8 million in discount on acquired loans and $8.6 million in deferred loan fees.

The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	September 30, 2015	December 31, 2014
Acquisition:	(dollars in thousands)
Intermountain	$8,572	$10,453
West Coast	27,785	40,623
Other	(386)	(303)
Total net discount at period end	$35,971	$50,773
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

The following table set forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2015	December 31, 2014
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$10,150	$16,799
Real estate:
One-to-four family residential	2,012	2,822
Commercial and multifamily residential	4,317	7,847
Total real estate	6,329	10,669
Real estate construction:
One-to-four family residential	1,472	465
Commercial and multifamily residential	470	480
Total real estate construction	1,942	945
Consumer	659	2,939
Total nonaccrual loans	19,080	31,352
Other real estate owned and other personal property owned	19,475	22,225
Total nonperforming assets	$38,555	$53,577

Loans, net of unearned income	$5,746,511	$5,445,378
Total assets	$8,755,984	$8,578,846

Nonperforming loans to period end loans	0.33%	0.58%
Nonperforming assets to period end assets	0.44%	0.62%
At September 30, 2015, nonperforming assets were $38.6 million, compared to $53.6 million at December 31, 2014. Nonperforming assets decreased $15.0 million during the nine months ended September 30, 2015 as a result of a $12.3 decline in nonaccrual loans and a $2.7 million decline in OREO, primarily due to OREO sales.
Other Real Estate Owned: During the nine months ended September 30, 2015, OREO decreased $2.7 million. The following table sets forth activity in OREO for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Balance, beginning of period	$22,190	$35,927
Transfers in	8,751	8,930
Valuation adjustments	(1,457)	(3,220)
Proceeds from sale of OREO property	(13,283)	(24,688)
Gain on sale of OREO, net	3,255	4,955
Balance, end of period	$19,456	$21,904

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
At September 30, 2015, our ALLL was $69.0 million, or 1.20% of total loans (excluding loans held for sale). This compares with an ALLL of $69.6 million, or 1.28% of total loans (excluding loans held for sale) at December 31, 2014 and an ALLL of $67.9 million or 1.41% of total loans (excluding loans held for sale) at September 30, 2014.

The following table provides an analysis of the Company’s ALLL for loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$69,257	$69,295	$69,569	$72,454
Charge-offs:
Commercial business	(2,570)	(1,348)	(6,082)	(3,298)
One-to-four family residential	—	—	(297)	(207)
Commercial and multifamily residential	(198)	(7)	(241)	(2,993)
Consumer	(311)	(620)	(1,521)	(2,256)
Purchased credit impaired	(3,198)	(3,236)	(10,174)	(11,350)
Total charge-offs	(6,277)	(5,211)	(18,315)	(20,104)
Recoveries:
Commercial business	623	356	1,450	2,558
One-to-four family residential	261	63	288	103
Commercial and multifamily residential	417	140	3,698	716
One-to-four family residential construction	105	20	141	504
Commercial and multifamily residential construction	2	—	7	—
Consumer	297	340	707	931
Purchased credit impaired	1,533	1,888	5,262	5,690
Total recoveries	3,238	2,807	11,553	10,502
Net charge-offs	(3,039)	(2,404)	(6,762)	(9,602)
Provision for loan and lease losses	2,831	980	6,242	5,019
Ending balance	$69,049	$67,871	$69,049	$67,871
Total loans, net at end of period, excluding loans held of sale	$5,746,511	$4,823,022	$5,746,511	$4,823,022
Allowance for loan and lease losses to period-end loans	1.20%	1.41%	1.20%	1.41%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,930	$2,355	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	—	150	275	—
Ending balance	$2,930	$2,505	$2,930	$2,505

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
At September 30, 2015, the FDIC loss-sharing asset was $8.1 million, which was comprised of a $6.7 million FDIC indemnification asset and a $1.4 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$9,344	$27,981	$15,174	$39,846
Adjustments not reflected in income:
Cash (received from) paid to the FDIC, net	799	541	(2,723)	(1,223)
FDIC reimbursable recoveries, net	(362)	(214)	(1,326)	(446)
Adjustments reflected in income:
Amortization, net	(1,416)	(3,992)	(5,086)	(16,208)
Loan impairment	(119)	(416)	1,413	2,735
Sale of other real estate	(126)	(383)	(753)	(2,104)
Write-downs of other real estate	25	67	1,148	860
Other	1	(92)	299	32
Balance at end of period	$8,146	$23,492	$8,146	$23,492
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
In addition, we have a shelf registration statement on file with the Securities and Exchange Commission registering an unlimited amount of any combination of debt or equity securities, depositary shares, purchase contracts, units and warrants in one or more offerings. Specific information regarding the terms of and the securities being offered will be provided at the time of any offering. Proceeds from any future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any offering.
During the second quarter of 2015, the FHLB of Seattle (“Seattle Bank”) merged with and into the Des Moines Bank. As a result of the merger, certain of Columbia’s shares of Seattle Bank capital stock were converted into shares of Des Moines Bank capital stock; excess Seattle Bank shares were redeemed for cash. The balance of Columbia’s FHLB stock decreased from

$33.4 million at December 31, 2014 to $10.2 million at September 30, 2015, reflecting, in part, the redemption of excess Seattle Bank shares. The balance of Columbia’s FHLB stock will continue to fluctuate based upon Columbia’s borrowing activity with the Des Moines Bank.
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $100,000) increased $366.3 million since year-end 2014. During the current year, as part of a product migration to our new deposit account product line, a substantial portion of our interest-bearing deposits which were typically bearing a nominal interest rate were migrated to noninterest-bearing deposit products. This migration resulted in a decrease in interest-bearing demand deposit balances and an increase in noninterest-bearing deposit balances during the current year.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2015, CDARS® deposits and brokered money market deposits were $144.2 million, or 2% of total deposits, compared to $101.8 million at year-end 2014. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,386,968	46.3%	$2,651,373	38.3%
Interest-bearing demand	911,686	12.5%	1,304,258	18.8%
Money market	1,776,087	24.3%	1,760,331	25.4%
Savings	651,695	8.9%	615,721	8.9%
Certificates of deposit less than $100,000	259,770	3.6%	288,261	4.2%
Total core deposits	6,986,206	95.6%	6,619,944	95.6%
Certificates of deposit greater than $100,000	184,047	2.4%	202,014	2.9%
Certificates of deposit insured by CDARS®	26,975	0.4%	18,429	0.3%
Brokered money market accounts	117,196	1.6%	83,402	1.2%
Subtotal	7,314,424	100.0%	6,923,789	100.0%
Premium resulting from acquisition date fair value adjustment	381		933
Total deposits	$7,314,805		$6,924,722
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At September 30, 2015, we had FHLB advances of $6.5 million compared to $216.6 million at December 31, 2014.
We also utilize wholesale and retail repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2015 and December 31, 2014, we had term repurchase agreements of $25.0 million, which mature in 2018, and deposit customer sweep-related repurchase agreements of $48.2 million and $80.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.

Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2015, we had commitments to extend credit of $1.89 billion compared to $1.62 billion at December 31, 2014.
Capital Resources
Shareholders’ equity at September 30, 2015 was $1.25 billion, an increase from $1.23 billion at December 31, 2014. Shareholders’ equity was 14% of total period-end assets at September 30, 2015 and December 31, 2014.
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
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized,” primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a CET1 risk-adjusted capital ratio of 6.5%, a Tier I risk-adjusted capital ratio of at least 8%, a total risk-adjusted capital ratio of at least 10% and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.
The Company and its banking subsidiary qualify as “well-capitalized” at September 30, 2015. The following table presents the regulatory standards for adequately capitalized and well-capitalized institutions and the capital ratios for the Company and its banking subsidiary at September 30, 2015:

	Company	Columbia Bank	Requirements
	September 30, 2015	September 30, 2015	Adequately capitalized	Well- Capitalized
Common equity tier 1 (CET1) risk-based capital ratio	12.18%	11.99%	4.50%	6.50%
Tier 1 risk-based capital ratio	12.18%	11.99%	6.00%	8.00%
Total risk-based capital ratio	13.22%	13.02%	8.00%	10.00%
Leverage ratio	10.21%	10.06%	4.00%	5.00%
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

Non-GAAP Financial Measures

The Company considers operating net interest margin (tax equivalent) to be an important measurement as it more closely reflects the ongoing operating performance of the Company. Additionally, presentation of the operating net interest margin allows readers to compare certain aspects of the Company’s net interest margin to other organizations. Despite the importance of the operating net interest margin (tax equivalent) to the Company, there is no standardized definition for it and, as a result, the Company’s calculations may not be comparable with other organizations. The Company encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$84,254	$78,232	$250,218	$231,089
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(2,082)	(4,205)	(6,896)	(16,428)
Incremental accretion income on other FDIC acquired loans	(34)	(175)	(166)	(474)
Incremental accretion income on other acquired loans	(4,293)	(5,040)	(14,116)	(16,136)
Premium amortization on acquired securities	2,396	1,454	7,964	4,633
Correction of immaterial error - securities premium amortization and discount accretion	—	(2,622)	—	(2,622)
Interest reversals on nonaccrual loans	325	423	1,131	1,103
Operating net interest income (tax equivalent) (1)	$80,566	$68,067	$238,135	$201,165
Average interest earning assets	$7,711,531	$6,451,660	$7,600,954	$6,345,909
Net interest margin (tax equivalent) (1)	4.37%	4.85%	4.39%	4.86%
Operating net interest margin (tax equivalent) (1)	4.18%	4.22%	4.18%	4.23%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.6 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and an addition to net interest income of $7.2 million and $5.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2015, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2014. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2015:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2015 - 7/31/2015	71	$33.48	—	—
8/1/2015 - 8/31/2015	—	—	—	—
9/1/2015 - 9/30/2015	105	31.26	—	—
	176	$32.15	—

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 3,010 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The Company does not have a current share repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
On October 30, 2015, Columbia State Bank (the “Bank”) entered into split dollar life insurance agreements (the “Agreements”) with Melanie J. Dressel, President and Chief Executive Officer of the Company and the Bank. The Agreements provide Ms. Dressel’s beneficiaries with benefits comparable to those provided to the beneficiaries of the Bank’s other senior officers in the event of death while employed by the Bank or, for Ms. Dressel, while serving on the Bank’s board of directors.
The Bank is the owner of the life insurance policies and is responsible for paying the premiums due under such policies. Under the Agreements, the amount of the death benefit payable to Ms. Dressel’s beneficiaries is equal to three times her then-current base salary and approximately ten times the projected benefit at normal retirement age of her Supplemental Executive Retirement Plan, or SERP, minus the value of other life insurance policies owned by Ms. Dressel and the Bank. Ms. Dressel may request an acceleration of these benefits in the event of terminal or chronic illness.
The foregoing description of the Agreements is not complete and is qualified in its entirety by reference to the full text of the Agreements that are filed as Exhibits 10.1 and 10.2 hereto and incorporated by reference herein.

Item 6.	EXHIBITS

10.1*+	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel

10.2*+	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 5, 2015	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2015	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2015	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

10.1*+	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel

10.2*+	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement
+ Filed herewith