Form 10-K
period 2015-12-31
COLUMBIA BANKING SYSTEM INC
filed 2016-02-29
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

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
☒  Large Accelerated Filer        ☐  Accelerated Filer        ☐  Non-accelerated Filer        ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2015 was $1,856,086,644 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2016 was 57,744,431.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2016 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2015

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

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

PART I

ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,”, “the Company”, and “Columbia”) is a registered bank holding company whose wholly owned banking subsidiary is Columbia State Bank (“Columbia Bank” or “the Bank”). Headquartered in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals throughout Washington, Oregon and Idaho. As part of the acquisition of West Coast Bancorp (“West Coast”) in 2013, the Company also acquired West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Portland and Salem, Oregon. Effective January 1, 2016, Columbia Bank’s trust department was consolidated into West Coast Trust, and West Coast Trust was renamed Columbia Trust Company.
Columbia Bank was established in 1993 to take advantage of commercial banking business opportunities in our principal market area. The opportunities to capture commercial banking market share were due to increased consolidations of banks, primarily through acquisitions by out-of-state bank holding companies, which created dislocation of customers.
At December 31, 2015, Columbia Bank had locations throughout Washington, Oregon and Idaho. The vast majority of Columbia Bank’s loans, loan commitments and core deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, and the Idaho Department of Finance. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to continue to be a leading Pacific Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for excellent customer service in order to be recognized as the bank of choice for retail customers and small to medium-sized businesses in all markets we serve.
We have established a network of 149 branches in Washington, Oregon and Idaho as of December 31, 2015 from which we intend to grow market share. We operate 74 branches in 21 counties in the state of Washington, 59 branches in 16 counties in Oregon and 16 branches in 10 counties in Idaho.
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
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diversified loan and deposit portfolio. We continue to build our strong core deposit base, expanding total revenue and controlling expenses in an effort to gain operational efficiencies and increase our return on average equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments, and other financial services. We are committed to increasing market share in the communities we serve by continuing to leverage our existing branch network, adding new branches in key locations and considering business combinations that are consistent with our expansion strategy throughout the Pacific Northwest. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.

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

Business Banking: A variety of checking, savings, interest bearing money market and certificate of deposit accounts are offered to business banking customers to satisfy all their banking needs. In addition to these core banking products, we provide a breadth of services to support the complete financial needs of small and middle market businesses including Cash Management, Commercial Lending, International Banking, Merchant Card Services, Business VISA® Debit and Credit Cards and Wealth Management.
Treasury Management
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
Merchant Card Services
Business clients that use Columbia’s Merchant Card Services have the ability to accept Visa®, MasterCard®, American Express® and Discover® sales drafts for deposit directly into their business checking account. Merchants are provided with a comprehensive accounting system tailored to their needs, which includes month-to-date credit card deposit information on a transaction statement. Internet access is available, allowing business customers to review merchant statements and authorized, captured, cleared and settled transactions. Columbia offers state-of-the-art point of sale solutions to suit our customers’ needs for card acceptance, including terminals, mobile platforms, virtual terminals and on-line applications.
Business VISA® Debit and Credit Cards
Our business banking customers are offered a selection of Visa® Cards including the Business Debit Card that works like a check wherever Visa® is accepted. We partner with Elan Financial Services to offer a variety of Visa® Credit Cards that come with important business features including award-winning expense management tools, free employee cards and added security benefits. A specialty community card for nonprofit organizations and municipalities is also available.

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

Employees
As of December 31, 2015 the Company employed 1,868 full-time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive pay and benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees was demonstrated by Columbia Bank being honored as one of the Puget Sound Business Journal’s “Washington’s Best Workplaces” for the ninth consecutive year.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”). The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.
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
Federal and State Bank Holding Company Regulation
General.  The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. As of the date of this report, we have not elected to be treated as a financial holding company.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In addition, under the Bank Merger Act of 1960, as amended, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 (the “CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
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
Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers, including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. Columbia Bank has established a compliance management system designed to ensure consumer protection.

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
Anti-Money Laundering and Anti-Terrorism. The Bank Secrecy Act (the “BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements.
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
Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Columbia Bank board has established controls to ensure compliance with regulatory expectations around affiliated transactions.
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
Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions, including limitations on growth. Columbia Bank has established policies and risk management activities designed to ensure the safety and soundness of the Bank.

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
In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Neither we nor the Bank are currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the Washington Department of Financial Institutions’ Division of Banks will consider our results as an important factor in evaluating our capital adequacy and that of the Bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by the Bank may be an unsafe or unsound practice. While we do not currently have $10 billion or more in total consolidated assets, we have begun analyzing these requirements and developing action plans to ensure we are prepared to comply with the rules when and if they become applicable.
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

Under the requirements in effect through December 31, 2014, we were required to maintain Tier 1 capital and total capital (that is, Tier 1 capital plus Tier 2 capital, less certain deductions) equal to at least 4% and 8%, respectively, of our total risk-weighted assets (including various off-balance sheet items such as letters of credit), with similar required capital ratios for the Bank. See “—Prompt Corrective Action Framework” for a discussion of certain other capital ratios.

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
Basel III and the New Capital Rules. In July 2013, the federal bank regulators approved final rules implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act (the “New Capital Rules”). The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and the Bank, compared to the risk-based capital rules in effect at December 31, 2014. The New Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The New Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the prior risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the New Capital Rules became effective for us and for the Bank on January 1, 2015.
The New Capital Rules, among other things (i) specify that Tier 1 capital consists of “Common Equity Tier 1,” or CET1, and “Additional Tier 1 capital” instruments meeting specified requirements, (ii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iii) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The New Capital Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. The New Capital Rules also eliminate the more permissive 3% minimum Tier 1 leverage ratio under the capital guidelines that were in effect through December 31, 2014, resulting in a 4% minimum Tier 1 leverage ratio for all bank holding companies and banks.
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
The New Capital Rules also prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset categories.
With respect to the Bank, the New Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”). See “—Prompt Corrective Action Framework.”

We believe that, as of December 31, 2015, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect.
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
Under the rules currently in effect and as modified by the New Capital Rules, an insured depository institution generally would be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
Total capital ratio of at least 10%,	Total capital ratio of at least 8%,
Tier 1 capital ratio of at least 8%,	Tier 1 capital ratio of at least 6%
CET1 ratio of at least 6.5%	CET1 ratio of at least 4.5%, and
Tier 1 leverage ratio of at least 5%, and	Tier 1 leverage ratio of at least 4%.
Not subject to any order or written directive requiring a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Total capital ratio of less than 8%,	Total capital ratio of less than 6%,
Tier 1 capital ratio of less than 6%	Tier 1 capital ratio of less than 4%
CET1 ratio of less than 4.5%, or	CET1 ratio of less than 3%, or
Tier 1 leverage ratio of less than 4%.	Tier 1 leverage ratio of less than 3%.

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

As of December 31, 2015, we and the Bank were well capitalized with CET1 capital ratios of 11.94% and 11.76%, respectively, Tier 1 capital ratios of 11.95% and 11.76%, respectively, total capital ratios of 12.94% and 12.75%, respectively, and Tier 1 leverage ratios of 10.03% and 9.89%, respectively, in each case calculated under the then applicable risk-based capital guidelines.
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
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
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
Deposit Insurance
The Bank’s deposits are insured under the FDIA, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (the “DIF”) from 1.15% to 1.35%; required that the DIF meet that minimum ratio of insured deposits by 2020; and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by Columbia Bank could increase as a result.
The Dodd-Frank Act
As a result of the financial crisis, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and Columbia Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.
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
While we do not currently have $10 billion or more in total consolidated assets, we have begun analyzing these requirements and developing action plans to ensure we are prepared to comply with the rules when and if they become applicable. It is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates or if we engage in any acquisitions.
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
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates. The national economy has continued to recover from the recent economic crisis and recession but that recovery has been sluggish and uneven. Business growth across a wide range of industries and regions in the United States remains reduced, and local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth, as noted, has been sluggish and uneven, the financial markets have experienced substantial volatility, unemployment levels generally remain elevated and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company.

Economic conditions in the market areas we serve may adversely impact our earnings and could increase our credit risk associated with our loan portfolio, the value of our investment portfolio and the availability of deposits.
Substantially all of our loan and deposit customers are businesses and individuals in Washington, Oregon and Idaho, and continuing soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. While housing prices have stabilized, unemployment remains relatively high in Washington and Oregon. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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
In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, from which the market continues to slowly recover. At December 31, 2015, 60% of our total gross loans, were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
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

Nonperforming assets take significant time to resolve and could adversely affect our results of operations and financial condition.
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby adversely affecting our income and increasing loan administration costs. Assets acquired by foreclosure or similar proceedings are recorded at the lower of carrying value or fair value less estimated costs to sell. The valuation of these foreclosed assets is periodically updated and resulting losses, if any, are charged to earnings in the period in which they are identified. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience further increases in nonperforming loans in the future.
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
Furthermore, notwithstanding our recent acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive. In addition, the Pacific Northwest is experiencing intensified consolidation and we face significant competition from numerous other financial services institutions for attractive acquisition candidates, as many of these competitors will have greater financial resources than we do.
Our assumptions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If our assumptions are incorrect, significant earnings volatility can occur and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse impact on our business, financial condition, results of operations and prospects.

Our management of capital could adversely affect profitability measures and the market price of our common stock and could dilute the holders of our outstanding common stock.
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
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-downs, which could have a material adverse impact on our earnings and shareholders’ equity.
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
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we increase our ALLL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and prospects.

We operate in a highly regulated environment and changes to or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. For example, the Dodd-Frank Act was enacted in July 2010. Among other provisions, the legislation (i) created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) resulted in new capital requirements from federal banking agencies, (iv) placed new limits on electronic debit card interchange fees and (v) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms, some of which have yet to be promulgated. The Dodd-Frank Act and regulations that have been adopted thereunder have increased the overall costs of regulatory compliance, and further Dodd-Frank Act related regulations may lead to additional costs. In addition, the CFPB has broad rulemaking authority and is the principal federal regulatory agency responsible for the supervision and enforcement of a wide range of consumer protection laws for banks with greater than $10 billion in assets.
The New Capital Rules implementing Basel III will be phased in through 2019. The New Capital Rules could have an adverse impact on our financial position and future earnings due to, among other things, the increased capital requirements.
Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the national, regional and local economic conditions we are facing. The exercise of regulatory authority may have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve.
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

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or the Bank’s total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
We may be required, in the future, to recognize impairment with respect to investment securities.
Our securities portfolio currently includes securities with unrecognized losses. At December 31, 2015, gross unrealized losses in our securities portfolio were $18.3 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
Substantial competition in our market areas could adversely affect us.
Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions and finance, insurance and other non-depository companies operating in our market areas. We also experience competition, especially for deposits, from Internet-based banking institutions, which have grown rapidly in recent years. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are and/or have greater financial resources than we do. Some of our competitors have severe liquidity issues, which could impact the pricing of deposits, loans and other financial products in our markets. Our inability to effectively compete in our market areas could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.
In December 2012, the FASB proposed amendments to its guidance on the credit impairment of financial instruments. The proposed amendments would introduce a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments.
Unlike the incurred loss models in existing GAAP, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, the Company would recognize an impairment allowance equal to its current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will most likely be a significant challenge for all entities, including the Company. In addition, to estimate expected credit losses, the Company could incur one-time and recurring costs, some of which may be related to system changes and data collection. Further, the impairment allowance measured under a CECL model could differ materially from the impairment allowance measured under the Company’s incurred loss model. To initially apply the proposed amendments, for most debt instruments, the Company would record a cumulative-effect adjustment to its consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The FASB anticipates issuing the final standard during the second quarter of 2016. The FASB has not yet indicated an effective date for the final standard.
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. Substantially all of the Company’s leases would be reported on our balance sheet. The Company would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments. The recognition pattern generally would depend on whether the leased asset is property or non-property. For non-property, the discount on the lease liability would be recognized as interest separately from the amortization of the right-of-use asset. For property, the Company would recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. On transition, the Company would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The final standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
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
Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance, all of which could have a material adverse impact on our business, financial condition, results of operations and prospects.
Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.
We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions, which could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, financial condition, results of operations and prospects.

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
Our business is subject to the risks of earthquakes, tsunamis, floods, fires and other natural catastrophic events.
A major catastrophe, such as an earthquake, tsunami, flood, fire or other natural disaster could result in a prolonged interruption of our business. For example, our headquarters are located in Tacoma, Washington and we have operations throughout the Pacific Northwest, a geographical region that has been or may be affected by earthquake, tsunami and flooding activity. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or damaging our facilities, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, two operations facilities in Lakewood, Washington and one operations facility in Wilsonville, Oregon.
The Company’s branch network as of December 31, 2015 is made up of 149 branches located throughout several Washington, Oregon and Idaho counties compared to 154 branches at December 31, 2014. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table.

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	74	58	16
Oregon branches	59	28	31
Idaho branches	16	10	6
Total Columbia Bank branches	149	96	53
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
Quarterly Common Stock Prices and Dividends
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “COLB”. Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2015	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$29.48	$24.60	$0.16	$0.14	$0.30
Second quarter	$33.39	$28.28	0.18	0.16	0.34
Third quarter	$33.70	$28.63	0.18	0.16	0.34
Fourth quarter	$36.27	$29.52	0.18	0.18	0.36
For the year	$36.27	$24.60	$0.70	$0.64	$1.34

			Cash Dividends Declared
2014	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$30.36	$24.75	$0.12	$—	$0.12
Second quarter	$29.31	$25.68	0.12	0.12	0.24
Third quarter	$27.13	$24.50	0.14	0.14	0.28
Fourth quarter	$28.71	$23.90	0.16	0.14	0.30
For the year	$30.36	$23.90	$0.54	$0.40	$0.94
On December 31, 2015, the last sale price for our stock on the NASDAQ Global Select Market was $32.51. At January 31, 2016, the number of shareholders of record was 2,875. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2015, a total of 44,686 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Subsequent to year end, on January 28, 2016, the Company declared a quarterly cash dividend of $0.18 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, both payable on February 24, 2016, to shareholders of record at the close of business on February 10, 2016.

Equity Compensation Plan Information
The following table provides information as of December 31, 2015, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2015:

	Year Ended December 31, 2015
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	44,686	$57.26	1,959,820
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)	Includes shares to be issued upon exercise of options under the West Coast Bancorp plan, which was assumed as a result of the West Coast acquisition.

(2)
Includes 1,460,210 shares available for future issuance under the current stock option and equity compensation plan and 499,610 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2015.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2015:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan (2)
10/1/2015 - 10/31/2015	413	$31.82	—	—
11/1/2015 - 11/30/2015	—	—	—	—
12/1/2015 - 12/31/2015	430	32.44	—	—
	843	$32.13	—
 __________

(1)	Common shares repurchased by the Company during the quarter relate to shares withheld to pay taxes due upon vesting of restricted stock.

(2)	The Company does not have a current share repurchase plan.

Five-Year Stock Performance Graph
The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the NASDAQ Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market), the SNL Bank NASDAQ (comprised of banks and bank holding companies listed on the NASDAQ Stock Market) and the KBW Regional Banking Index (comprised of 50 banks and bank holding companies headquartered throughout the country, including Columbia). As the KBW Regional Banking Index is used frequently by management and investors when comparing Columbia’s stock performance to that of similarly sized institutions, the comparison to the SNL Bank NASDAQ that we have used in the past is being replaced by a comparison to the KBW Regional Banking Index going forward.
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite, the SNL Bank NASDAQ and the KBW Regional Banking Index was $100 on December 31, 2010, and that all dividends were reinvested.

Index	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Columbia Banking System, Inc.	100.00	92.92	90.94	141.85	147.77	181.64
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
KBW Regional Banking Index	100.00	94.85	107.43	157.74	161.57	171.25
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94
Sources: SNL Financial LC, Charlottesville, VA and Bloomberg LP, New York City, NY

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2015	2014	2013	2012	2011
	(dollars in thousands except per share amounts)
For the Year
Interest income	$328,891	$308,042	$296,935	$248,504	$251,271
Interest expense	$4,004	$3,994	$5,840	$9,577	$14,535
Net interest income	$324,887	$304,048	$291,095	$238,927	$236,736
Provision (recapture) for loan and lease losses	$8,591	$6,727	$(101)	$39,367	$5,752
Noninterest income (loss)	$91,473	$59,750	$26,700	$27,058	$(9,283)
Noninterest expense	$266,149	$239,286	$230,886	$162,913	$155,759
Net income	$98,827	$81,574	$60,016	$46,143	$48,037
Net income applicable to common shareholders	$98,690	$81,478	$59,984	$46,143	$48,037
Per Common Share
Earnings (Basic)	$1.71	$1.53	$1.24	$1.16	$1.22
Earnings (Diluted)	$1.71	$1.52	$1.21	$1.16	$1.21
Book Value	$21.48	$21.34	$20.50	$19.25	$19.23
Averages
Total assets	$8,655,243	$7,468,091	$6,558,517	$4,826,283	$4,509,010
Interest-earning assets	$7,685,734	$6,561,047	$5,754,543	$4,246,724	$3,871,424
Loans	$5,609,261	$4,782,369	$4,140,826	$2,900,520	$2,607,266
Securities, including Federal Home Loan Bank stock	$2,031,859	$1,708,575	$1,474,744	$1,011,294	$928,891
Deposits	$7,146,828	$6,187,342	$5,420,577	$3,875,666	$3,541,399
Shareholders’ equity	$1,246,952	$1,109,581	$979,099	$761,185	$730,726
Financial Ratios
Net interest margin (tax equivalent)	4.35%	4.76%	5.16%	5.77%	6.27%
Return on average assets	1.14%	1.09%	0.92%	0.96%	1.07%
Return on average common equity	7.93%	7.36%	6.14%	6.06%	6.57%
Average equity to average assets	14.41%	14.86%	14.93%	15.77%	16.21%
At Year End
Total assets	$8,951,697	$8,578,846	$7,161,582	$4,906,335	$4,785,945
Loans	$5,815,027	$5,445,378	$4,517,296	$2,947,103	$2,885,244
Allowance for loan and lease losses	$68,172	$69,569	$72,454	$82,300	$57,985
Securities, including Federal Home Loan Bank stock	$2,170,416	$2,131,622	$1,696,640	$1,023,484	$1,050,325
Deposits	$7,438,829	$6,924,722	$5,959,475	$4,042,085	$3,815,529
Core deposits	$7,127,866	$6,619,944	$5,696,357	$3,802,366	$3,510,435
Shareholders’ equity	$1,242,128	$1,228,175	$1,053,249	$764,008	$759,338
Nonperforming Assets
Nonaccrual loans	$21,464	$31,352	$34,015	$37,395	$53,483
Other real estate owned and other personal property owned	13,738	22,225	36,037	27,464	60,030
Total nonperforming assets	$35,202	$53,577	$70,052	$64,859	$113,513
Nonperforming loans to year end loans	0.37%	0.58%	0.75%	1.27%	1.85%
Nonperforming assets to year end assets	0.39%	0.62%	0.98%	1.32%	2.37%
Allowance for loan and lease losses to year end loans	1.17%	1.28%	1.60%	2.79%	2.01%
Net loan charge-offs	$9,988	$9,612	$9,745	$15,052	$14,815
Other nonfinancial data
Full-time equivalent employees	1,868	1,934	1,695	1,198	1,256
Banking branches	149	154	142	99	102
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Interest Income:
Loans	$286,166	$268,279	$266,284	$219,433	$218,420
Taxable securities	30,774	28,754	20,459	18,276	21,870
Tax-exempt securities	11,842	10,830	9,837	9,941	10,142
Deposits in banks	109	179	355	854	839
Total interest income	328,891	308,042	296,935	248,504	251,271
Interest Expense:
Deposits	2,977	3,005	3,962	5,887	10,478
Federal Home Loan Bank advances	474	396	(404)	2,608	2,980
Prepayment charge on Federal Home Loan Bank advances	—	—	1,548	603	—
Long-term obligations	—	—	—	—	579
Other borrowings	553	593	734	479	498
Total interest expense	4,004	3,994	5,840	9,577	14,535
Net Interest Income	324,887	304,048	291,095	238,927	236,736
Provision (recapture) for loan and lease losses	8,591	6,727	(101)	39,367	5,752
Net interest income after provision (recapture) for loan and lease losses	316,296	297,321	291,196	199,560	230,984
Noninterest income (loss)	91,473	59,750	26,700	27,058	(9,283)
Noninterest expense	266,149	239,286	230,886	162,913	155,759
Income before income taxes	141,620	117,785	87,010	63,705	65,942
Provision for income taxes	42,793	36,211	26,994	17,562	17,905
Net Income	$98,827	$81,574	$60,016	$46,143	$48,037
Less: Dividends on preferred stock	137	96	32	—	—
Net Income Applicable to Common Shareholders	$98,690	$81,478	$59,984	$46,143	$48,037
Per Common Share
Earnings basic	$1.71	$1.53	$1.24	$1.16	$1.22
Earnings diluted	$1.71	$1.52	$1.21	$1.16	$1.21
Average number of common shares outstanding (basic)	57,019	52,618	47,993	39,260	39,103
Average number of common shares outstanding (diluted)	57,032	53,183	49,051	39,263	39,180
Total assets at year end	$8,951,697	$8,578,846	$7,161,582	$4,906,335	$4,785,945
Cash dividends declared per common share	$1.34	$0.94	$0.41	$0.98	$0.27
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Selected Quarterly Financial Data (1)
The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2015 and 2014. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2015
Total interest income	$81,417	$82,040	$82,665	$82,769	$328,891
Total interest expense	1,053	1,030	971	950	4,004
Net interest income	80,364	81,010	81,694	81,819	324,887
Provision for loan and lease losses	1,209	2,202	2,831	2,349	8,591
Noninterest income	22,767	21,462	22,499	24,745	91,473
Noninterest expense	66,734	68,471	64,067	66,877	266,149
Income before income taxes	35,188	31,799	37,295	37,338	141,620
Provision for income taxes	10,827	9,853	11,515	10,598	42,793
Net income	$24,361	$21,946	$25,780	$26,740	$98,827
Per common share (2)
Earnings (basic)	$0.42	$0.38	$0.45	$0.46	$1.71
Earnings (diluted)	$0.42	$0.38	$0.45	$0.46	$1.71
2014
Total interest income	$74,925	$76,087	$77,133	$79,897	$308,042
Total interest expense	985	963	913	1,133	3,994
Net interest income	73,940	75,124	76,220	78,764	304,048
Provision for loan and lease losses	1,922	2,117	980	1,708	6,727
Noninterest income	14,008	14,627	15,930	15,185	59,750
Noninterest expense	57,386	57,764	59,982	64,154	239,286
Income before income taxes	28,640	29,870	31,188	28,087	117,785
Provision for income taxes	8,796	8,643	9,605	9,167	36,211
Net income	$19,844	$21,227	$21,583	$18,920	$81,574
Per common share (2)
Earnings (basic)	$0.38	$0.40	$0.41	$0.34	$1.53
Earnings (diluted)	$0.37	$0.40	$0.41	$0.34	$1.52
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
Allowance for Loan and Lease Losses
The ALLL is established to absorb known and inherent losses in our loan and lease portfolio. Our methodology in determining the appropriate level of the ALLL includes components for a general valuation allowance in accordance with the Contingencies topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), a specific valuation allowance in accordance with the Receivables topic of the FASB ASC and an unallocated component. Both quantitative and qualitative factors are considered in determining the appropriate level of the ALLL. Quantitative factors include loss experience over a historical base period, estimated loss emergence period, and the evaluation of specific loss estimates for problem loans. Qualitative factors include existing general economic and business conditions in our market areas as well as the duration of the current business cycle. These qualitative factors have a high degree of subjectivity. Changes in any of the factors mentioned could have a significant impact on our calculation of the ALLL. Our ALLL policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Purchased Credit Impaired Loans
Loans acquired at a discount for which it is probable that all contractual payments will not be received are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, certain purchased loans with evidence of deteriorated credit quality may be accounted for under this topic even if it is not yet probable that all contractual payments will not be received. These loans are recorded at fair value at the time of acquisition. Estimated credit losses are included in the determination of fair value, and therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans (“accretable yield”) is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates individual loans with common risk characteristics into pools of loans. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

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
Valuation and Recoverability of Goodwill
Goodwill represented $382.8 million of our $8.95 billion in total assets as of December 31, 2015. The Company has a, single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
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
The accounting estimates related to our goodwill require us to make considerable assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic and industry factors and the growth and earnings prospects of the Bank. Changes in these judgments, either individually or collectively, may have a significant effect on the estimated fair values.
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2015, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.
Reclassifications
Certain amounts in the 2014 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications were within operating cash flows in the statement of cash flows, with no effect on reported cash flows from operations.

2015 Financial Summary
Income Statement

•	Consolidated net income for 2015 was $98.8 million, or $1.71 per diluted common share, compared with net income of $81.6 million, or $1.52 per diluted common share, in 2014.

◦
Net interest income for 2015 increased 7% to $324.9 million compared to $304.0 million for 2014. Interest income was $328.9 million in 2015, compared to $308.0 million in 2014. The increase was primarily due to higher loan and securities balances, partially offset by lower earning rates. Interest expense remained relatively flat compared to 2014, despite higher average interest-bearing liability balances.

◦
Provision expense on loans was $8.6 million in 2015, compared to provision expense of $6.7 million in 2014. The loan provision for the current year was driven by growth in the loan portfolio and net charge-offs.

◦
Noninterest income was $91.5 million for 2015, an increase from $59.8 million for 2014. The increase was due to lower charge recorded in 2015 for the FDIC loss-sharing asset as well as an increase of $6.3 million in service charges and other fees compared to 2014.

◦
Noninterest expense increased $26.9 million, or 11% to $266.1 million for 2015 due to additional ongoing noninterest expense resulting from the fourth quarter 2014 acquisition of Intermountain Community Bancorp (“Intermountain”).

Balance Sheet

•	Total assets at December 31, 2015 were $8.95 billion, up 4% from $8.58 billion at the end of 2014.

•	The Company is well capitalized with a total risk-based capital ratio of 12.94% at December 31, 2015.

◦	Investment securities available for sale at December 31, 2015 were $2.16 billion, up 3% from $2.10 billion at December 31, 2014.

◦	Loans were $5.82 billion, an increase of 7% from $5.45 billion at the end of 2014. The increase from December 31, 2014 was due to strong loan originations during 2015.

◦
The allowance for loan and lease losses decreased slightly to $68.2 million at December 31, 2015 compared to $69.6 million at December 31, 2014 due to improved loan quality on a larger loan portfolio. The Company’s allowance was 1.17% of total loans, compared with 1.28% at the end of 2014.

◦
Nonperforming assets totaled $35.2 million at December 31, 2015, down from $53.6 million at December 31, 2014. The decrease in nonperforming assets was due to a $9.9 million decrease in nonaccrual loans and an $8.5 million decrease in Other Real Estate Owned (“OREO”) and Other Personal Property Owned (“OPPO”) balances. Nonperforming assets to year end assets decreased to 0.39% at December 31, 2015 compared to 0.62% at December 31, 2014.

◦	Deposits totaled $7.44 billion at December 31, 2015 compared to $6.92 billion at December 31, 2014.

◦	Core deposits totaled $7.13 billion at December 31, 2015, compared to $6.62 billion at December 31, 2014 and held steady at 96% of total deposits at December 31, 2015 and 2014.

◦	Federal Home Loan Bank advances were $68.5 million at December 31, 2015, a decrease of $148.0 million compared to December 31, 2014.

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

RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Years ended December 31,
	2015	Amount	%	2014	Amount	%	2013	2012	2011
	(dollars in thousands, except per share amounts)
Interest income	$328,891	$20,849	7	$308,042	$11,107	4	$296,935	$248,504	$251,271
Interest expense	4,004	10	—	3,994	(1,846)	(32)	5,840	9,577	14,535
Net interest income	324,887	20,839	7	304,048	12,953	4	291,095	238,927	236,736
Provision (recapture) for loan and lease losses	8,591	1,864	28	6,727	6,828	(6,760)	(101)	39,367	5,752
Noninterest income (loss)	91,473	31,723	53	59,750	33,050	124	26,700	27,058	(9,283)
Noninterest expense:
Compensation and employee benefits	149,410	18,546	14	130,864	5,432	4	125,432	85,434	81,552
Other expense	116,739	8,317	8	108,422	2,968	3	105,454	77,479	74,207
Total	266,149	26,863	11	239,286	8,400	4	230,886	162,913	155,759
Income before income taxes	141,620	23,835	20	117,785	30,775	35	87,010	63,705	65,942
Provision for income taxes	42,793	6,582	18	36,211	9,217	34	26,994	17,562	17,905
Net income	$98,827	$17,253	21	$81,574	$21,558	36	$60,016	$46,143	$48,037
Less: earnings allocated to participating securities	1,250	313	33	937	319	52	618	443	450
Earnings allocated to common shareholders	$97,577	$16,940	21	$80,637	$21,239	36	$59,398	$45,700	$47,587
Earnings per common share, diluted	$1.71	$0.19	13	$1.52	$0.31	26	$1.21	$1.16	$1.21
Net Interest Income
Net interest income is the difference between interest income and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total interest-earning assets is referred to as the net interest margin, which represents the average net effective yield on interest-earning assets.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average cost of interest-bearing liabilities by category and in total, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to interest-earning liabilities:
Net Interest Income Summary

	2015			2014			2013
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(4)	$5,609,261	$289,450	5.16%	$4,782,369	$270,210	5.65%	$4,140,826	$266,903	6.45%
Taxable securities (3)	1,577,711	30,774	1.95%	1,332,144	28,754	2.16%	1,155,066	20,459	1.77%
Tax exempt securities (4)	454,148	18,219	4.01%	376,431	16,997	4.52%	319,678	15,262	4.77%
Interest-earning deposits with banks	44,614	109	0.24%	70,103	179	0.26%	138,973	355	0.26%
Total interest-earning assets	7,685,734	338,552	4.40%	6,561,047	316,140	4.82%	5,754,543	302,979	5.27%
Other earning assets	149,476			132,419			111,228
Noninterest-earning assets	820,033			774,625			692,746
Total assets	$8,655,243			$7,468,091			$6,558,517
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$483,193	$868	0.18%	$485,487	$1,259	0.26%	$535,656	$1,998	0.37%
Savings accounts	637,464	70	0.01%	543,303	60	0.01%	445,666	94	0.02%
Interest-bearing demand	982,491	612	0.06%	1,204,584	478	0.04%	1,048,482	587	0.06%
Money market accounts	1,834,733	1,427	0.08%	1,668,150	1,208	0.07%	1,566,539	1,283	0.08%
Total interest-bearing deposits	3,937,881	2,977	0.08%	3,901,524	3,005	0.08%	3,596,343	3,962	0.11%
Federal Home Loan Bank advances (5)	70,678	474	0.67%	44,876	396	0.88%	51,030	1,144	2.24%
Other borrowings and interest-bearing liabilities	88,924	553	0.62%	39,617	593	1.50%	35,772	734	2.05%
Total interest-bearing liabilities	4,097,483	4,004	0.10%	3,986,017	3,994	0.10%	3,683,145	5,840	0.16%
Noninterest-bearing deposits	3,208,947			2,285,818			1,824,234
Other noninterest-bearing liabilities	101,861			86,675			72,039
Shareholders’ equity	1,246,952			1,109,581			979,099
Total liabilities & shareholders’ equity	$8,655,243			$7,468,091			$6,558,517
Net interest income (tax equivalent)		$334,548			$312,146			$297,139
Net interest spread (tax equivalent)			4.30%			4.72%			5.11%
Net interest margin (tax equivalent)			4.35%			4.76%			5.16%
Average interest-earning assets to average interest-bearing liabilities			187.57%			164.60%			156.24%
 __________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $4.9 million in 2015, $4.5 million in 2014 and $3.3 million in 2013. The accretion of net unearned discounts on certain acquired loans was $18.1 million in 2015, $21.6 million in 2014, and $28.4 million in 2013.

(2)
Incremental accretion on purchased credit impaired loans is also included in loan interest earned. The incremental accretion income on purchased credit impaired loans was $9.1 million in 2015, $20.2 million in 2014 and $29.8 million in 2013.

(3)	During the twelve months ended December 31, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities.

(4)
Yields on fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.3 million, $1.9 million and $619 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $6.4 million, $6.2 million and $5.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(5)
Federal Home Loan Bank advances include prepayment charges of $1.5 million in 2013. No prepayment charges were recorded on Federal Home Loan Bank advances during 2015 or 2014. As a result of the 2013 prepayment, the Company recorded $874 thousand in premium amortization, which partially offset the impact of the prepayment charge.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2015 and 2014, as well as between 2014 and 2013 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2015 Compared to 2014 Increase (Decrease) Due to			2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$44,022	$(24,782)	$19,240	$38,511	$(35,204)	$3,307
Taxable securities	4,964	(2,944)	2,020	3,420	4,875	8,295
Tax-exempt securities	3,255	(2,033)	1,222	2,598	(863)	1,735
Interest earning deposits with banks	(61)	(9)	(70)	(177)	1	(176)
Interest income	$52,180	$(29,768)	$22,412	$44,352	$(31,191)	$13,161
Interest Expense
Deposits:
Certificates of deposit	$(6)	$(385)	$(391)	$(174)	$(565)	$(739)
Savings accounts	11	(1)	10	17	(51)	(34)
Interest-bearing demand	(100)	234	134	79	(188)	(109)
Money market accounts	125	94	219	80	(155)	(75)
Total interest on deposits	30	(58)	(28)	2	(959)	(957)
Federal Home Loan Bank advances	189	(111)	78	(117)	(631)	(748)
Other borrowings and interest-bearing liabilities	(74)	34	(40)	80	(221)	(141)
Interest expense	$145	$(135)	$10	$(35)	$(1,811)	$(1,846)
	$52,035	$(29,633)	$22,402	$44,387	$(29,380)	$15,007
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$9,096	$20,224	$29,815
Other FDIC acquired loans	234	484	2,211
Other acquired loans	17,862	21,093	26,200
Total incremental accretion income	$27,192	$41,801	$58,226
Net interest margin (tax equivalent)	4.35%	4.76%	5.16%
Operating net interest margin (tax equivalent) (1)	4.15%	4.21%	4.32%
__________
(1) Operating net interest margin (tax equivalent) is a Non-GAAP financial measure. See Non-GAAP financial measures section of “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Comparison of 2015 with 2014
Taxable-equivalent net interest income totaled $334.5 million in 2015, compared with $312.1 million for 2014. The increase in net interest income during 2015 resulted from the increase in the size of the loan and securities portfolios, partially offset by lower incremental accretion on acquired loans as well as lower yields on loans and securities. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional interest income stems from the net discount established at the time these loan portfolios were acquired.
The Company’s net interest margin (tax equivalent) decreased from 4.76% for the year ended December 31, 2014 to 4.35% for the current year due primarily to the decreased impact of accretion income on the loan portfolio as well as lower yields on loans and securities. The Company’s operating net interest margin (tax equivalent) decreased from 4.21% for the year ended December 31, 2014 to 4.15% for the current year due to lower rates on loans due to the overall decreasing trend in rates.
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
The Company’s net interest margin (tax equivalent) decreased from 5.16% for the year ended December 31, 2013 to 4.76% for the year ended December 31, 2014 due to the decreased impact of accretion income on the loan portfolio. The Company’s operating net interest margin (tax equivalent) decreased from 4.32% in 2013 to 4.21% for 2014. The decrease was due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
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
The Company recorded provision expense of $8.6 million and $6.7 million in 2015 and 2014, respectively and a provision recapture of $101 thousand in 2013. The provision recorded in 2015 reflects management’s ongoing assessment of the credit quality of the Company’s loan portfolio, which is impacted by various economic trends. Additional factors affecting the provision include net charge-offs, credit quality migration, size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
For the years ended December 31, 2015, 2014 and 2013, net loan charge-offs amounted to $10.0 million, $9.6 million, and $9.7 million, respectively.

Noninterest Income

The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(dollars in thousands)
Service charges and other fees	$61,881	$6,326	11%	$55,555	$7,204	15%	$48,351
Merchant services fees	8,975	1,000	13%	7,975	(837)	(9)%	8,812
Bank owned life insurance (BOLI)	4,441	618	16%	3,823	253	7%	3,570
Other	18,605	6,771	57%	11,834	1,312	12%	10,522
Noninterest income before change in FDIC loss-sharing asset and investment securities gains	93,902	14,715	19%	79,187	7,932	11%	71,255
Change in FDIC loss-sharing asset	(4,010)	15,979	(80)%	(19,989)	25,028	(56)%	(45,017)
Investment securities gains	1,581	1,029	186%	552	90	19%	462
Total noninterest income	$91,473	$31,723	53%	$59,750	$33,050	124%	$26,700
Comparison of 2015 with 2014
The $14.7 million increase in noninterest income before the change in FDIC loss-sharing asset and investment securities gains from the prior year was primarily due to both an increase of $6.3 million in service charges and other fees as well as an increase of $6.8 million in other noninterest income. The increase in service charges and other fees and a portion of the increase in other noninterest income was due to the increased customer base from organic growth as well as the Intermountain acquisition. Also contributing to the increase in other noninterest income was a $3.1 million current year adjustment to the mortgage repurchase liability related to our acquisition of West Coast.
In addition to these increases, there was a decrease in the charge relating to the change in FDIC loss-sharing asset from $20.0 million in 2014 to $4.0 million in 2015. The change in the FDIC loss-sharing asset recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss-sharing agreements. The Company remeasures contractual and expected cash flows of purchased credit impaired loans on a quarterly basis. When the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses the nonaccretable difference decreases and the accretable yield of the related loan pool is increased and recognized as interest income over the life of the loan portfolio. As a result of the improved expected cash flows, the FDIC loss-sharing asset is reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the loss-sharing agreements. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2014 with 2013
Noninterest income before the change in FDIC loss-sharing asset and investment securities gains for the year ended December 31, 2014 was $79.2 million, an increase of $7.9 million from 2013. The increase from the prior year was primarily due to the $7.2 million increase in service charges and other fees as well as an increase of $1.3 million in other noninterest income. The increase in service charges and other fees as well as other noninterest income was due to the increased customer base from organic growth as well as the Intermountain and West Coast acquisitions. In addition to these increases there was a decrease in the charge relating to the change in FDIC loss-sharing asset from a charge of $45.0 million in 2013 to $20.0 million in 2014.
For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Other Noninterest Income: The following table presents selected items of “other noninterest income” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(dollars in thousands)
Mortgage banking	$2,577	$1,014	65%	$1,563	$(225)	(13)%	$1,788
Small Business Administration premiums	2,126	305	17%	1,821	721	66%	1,100
Letter of credit fees	592	127	27%	465	26	6%	439
Foreign currency exchange income	505	25	5%	480	104	28%	376
Miscellaneous loan fees	3,225	750	30%	2,475	(244)	(9)%	2,719
Interest rate contracts income	1,209	241	25%	968	509	111%	459
Credit card fees	1,711	246	17%	1,465	178	14%	1,287
Miscellaneous	6,660	4,063	156%	2,597	243	10%	2,354
Total other noninterest income	$18,605	$6,771	57%	$11,834	$1,312	12%	$10,522
Comparison of 2015 with 2014
The current year increase in other noninterest income was driven by a $3.1 million adjustment to a mortgage repurchase reserve. We recognized this liability on the 2013 West Coast acquisition date to reflect repurchase risk associated with residential mortgages West Coast had previously sold into the secondary market. The current period adjustment reflected our updated estimate of probable losses. This adjustment is included in “Miscellaneous” in the table above. Also contributing to the increase in other noninterest income was a $1.0 million increase in mortgage banking due to an increase in volume of loans held for sale.
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
Noninterest Expense
Noninterest expense was $266.1 million in 2015, an increase of $26.9 million, or 11%, over 2014. Noninterest expense increased $8.4 million, or 4%, in 2014 over 2013.

The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(dollars in thousands)
Compensation and employee benefits	$149,410	$18,546	14%	$130,864	$5,432	4%	$125,432
All other noninterest expense:
Occupancy	34,818	2,518	8%	32,300	(754)	(2)%	33,054
Merchant processing	4,204	198	5%	4,006	455	13%	3,551
Advertising and promotion	4,713	749	19%	3,964	(126)	(3)%	4,090
Data processing	17,421	2,052	13%	15,369	1,293	9%	14,076
Legal and professional services	9,608	(1,781)	(16)%	11,389	(949)	(8)%	12,338
Taxes, license and fees	5,395	843	19%	4,552	(481)	(10)%	5,033
Regulatory premiums	4,806	257	6%	4,549	(157)	(3)%	4,706
Net benefit of operation of other real estate owned	(1,629)	(584)	56%	(1,045)	6,356	(86)%	(7,401)
Amortization of intangibles	6,882	589	9%	6,293	248	4%	6,045
Other	30,521	3,476	13%	27,045	(2,917)	(10)%	29,962
Total all other noninterest expense	116,739	8,317	8%	108,422	2,968	3%	105,454
Total noninterest expense	$266,149	$26,863	11%	$239,286	$8,400	4%	$230,886
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$3,893	$2,875	$8,440
Occupancy	2,357	740	4,684
Advertising and promotion	448	464	877
Data processing	2,005	684	767
Legal and professional fees	1,254	2,497	4,766
Other	960	2,172	5,954
Total impact of acquisition-related costs to noninterest expense	$10,917	$9,432	$25,488
Comparison of 2015 with 2014
Compensation and employee benefits expense increased 14% to $149.4 million in 2015 from $130.9 million in 2014 primarily due to the added personnel costs associated with the Intermountain acquisition. The remaining noninterest expense categories increased $8.3 million, or 8%, between 2014 and 2015. The increase was primarily due to higher occupancy and data processing expenses, which were due to higher acquisition-related expenses for these items in 2015. Acquisition-related expenses were $10.9 million in 2015 compared to $9.4 million in 2014.
Comparison of 2014 with 2013
Compensation and employee benefits expense increased to $130.9 million, or 4%, in 2014 from $125.4 million in 2013 primarily due to the added personnel costs associated with the Intermountain and West Coast acquisitions. The remaining noninterest expense categories increased $3.0 million, or 3%, between 2013 and 2014. The increase was primarily due to lower benefit on OREO, which was a benefit of $7.4 million in 2013, but only $1.0 million in 2014. Acquisition-related expenses were $9.4 million in 2014 compared to $25.5 million in 2013.

Other Noninterest Expense: The following table presents selected items of “other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2015	$ Change	% Change	2014 (1)	$ Change	% Change	2013 (1)
	(dollars in thousands)
Investments in affordable housing projects expense	$—	$—	—%	$—	$(739)	(100)%	$739
Software support & maintenance	3,326	1,148	53%	2,178	(782)	(26)%	2,960
Federal Reserve Bank processing fees	635	132	26%	503	289	135%	214
Supplies	1,497	24	2%	1,473	(95)	(6)%	1,568
Postage	2,496	(440)	(15)%	2,936	(527)	(15)%	3,463
Sponsorships & charitable contributions	2,045	84	4%	1,961	799	69%	1,162
Travel	2,824	709	34%	2,115	155	8%	1,960
Investor relations	330	87	36%	243	(216)	(47)%	459
Insurance	1,932	309	19%	1,623	(178)	(10)%	1,801
Director expenses	836	125	18%	711	77	12%	634
Employee expenses	1,233	187	18%	1,046	(3)	—%	1,049
ATM Network	1,414	372	36%	1,042	(963)	(48)%	2,005
FDIC clawback expense	980	685	232%	295	17	6%	278
Fraud losses (1)	1,481	805	119%	676	206	44%	470
Miscellaneous (1)	9,492	(751)	(7)%	10,243	(957)	(9)%	11,200
Total other noninterest expense	$30,521	$3,476	13%	$27,045	$(2,917)	(10)%	$29,962
__________
(1) Reclassified to conform to current period’s presentation. The reclassification was limited to adding a separate line item for fraud losses, which was previously included in “Miscellaneous.”
Comparison of 2015 with 2014
Other noninterest expense increased $3.5 million due to additional ongoing expenses related to the acquisition of Intermountain, increased software support and maintenance related to software upgrades made to our ATMs, higher fraud losses and increased FDIC clawback expense in 2015.
Comparison of 2014 with 2013
Other noninterest expense decreased $2.9 million due to acquisition-related costs of $2.2 million recorded to other noninterest expense during 2014 compared to $6 million in 2013 and the reclassification of investments in affordable housing projects expense to provision for income taxes related to the Company’s adoption of ASU 2014-01 Accounting for Investments in Qualified Affordable Housing Projects during 2014.
Income Tax
For the years ended December 31, 2015, 2014 and 2013 we recorded income tax provisions of $42.8 million, $36.2 million and $27.0 million, respectively. The effective tax rate was 30% in 2015, 31% in 2014 and 31% in 2013. Our effective tax rate continues to be less than our federal statutory rate of 35% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance, and loans with favorable tax attributes. For additional information, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition
Our total assets increased 4% to $8.95 billion at December 31, 2015 from $8.58 billion at December 31, 2014. Our available for sale securities portfolio increased $59.4 million, or 3%, due primarily to purchases of securities resulting from deposits growing in excess of loans. The loan portfolio increased $371.0 million, or 7%, to $5.75 billion due to substantial new loan production partially offset by contractual payments and prepayments. The FDIC loss-sharing asset decreased $8.6 million, or 57%, to $6.6 million at December 31, 2015. The decrease in the FDIC loss-sharing asset was primarily due to $6.2 million in amortization and $2.8 million in cash received from the FDIC. Premises and equipment, net decreased $7.9 million or 5%, primarily due to depreciation.
Deposit balances increased $514.1 million, or 7%, to $7.44 billion, due to organic growth. Federal Home Loan Bank advances decreased $148.0 million to $68.5 million as the short-term advance balance outstanding decreased. Securities sold under agreements to repurchase increased $5.4 million to $99.7 million. Total shareholders’ equity increased $14.0 million to $1.24 billion.
Investment Portfolio
We invest in securities to generate revenues for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2015 gross unrealized losses in our securities portfolio were $18.3 million related to 240 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
During 2015 there were securities purchases of $467.6 million, while maturities, repayments and sales totaled $377.0 million. During 2014, there were purchases of $363.7 million and securities acquired through the acquisition of Intermountain of $299.5 million, while maturities, repayments and sales totaled $243.4 million.
At December 31, 2015, U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 60% of our investment portfolio, state and municipal securities were 23%, government agency and government-sponsored enterprise securities were 16%, and government securities were 1%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 3 years and 9 months at December 31, 2015. This duration takes into account calls, where appropriate, and consensus prepayment speeds.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2015
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$2,150	$2,113	5.06%
Over 1 through 5 years	49,788	49,901	1.67%
Over 5 through 10 years	449,368	444,463	2.26%
Over 10 years	795,649	790,012	2.18%
Total	$1,296,955	$1,286,489	2.19%
State and municipal securities (2)
Due through 1 year	$17,741	$18,008	4.16%
Over 1 through 5 years	96,717	97,509	2.64%
Over 5 through 10 years	192,597	197,965	3.64%
Over 10 years	173,362	178,687	4.71%
Total	$480,417	$492,169	3.85%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$1,751	$1,747	0.48%
Over 1 through 5 years	292,495	291,375	1.29%
Over 5 through 10 years	60,269	60,660	2.16%
Total	$354,515	$353,782	1.44%
U.S. government securities (1)
Due through 1 year	$550	$550	0.21%
Over 1 through 5 years	19,889	19,587	1.15%
Total	$20,439	$20,137	1.13%
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
Federal Home Loan Bank Stock
Effective May 31, 2015, the Federal Home Loan Bank of Des Moines (the “FHLB Des Moines”) completed its merger with the Federal Home Loan Bank of Seattle (the “FHLB Seattle”). At closing, the FHLB Seattle merged with and into the FHLB Des Moines, with the FHLB Des Moines surviving the merger as the continuing bank. Also at closing, the Company, a member of the FHLB Seattle, automatically became a member of the FHLB Des Moines. Pursuant to the terms of the merger, each share of the Company’s FHLB Seattle Class B stock was converted into one share of FHLB Des Moines Class B stock and was designated as membership or activity based stock in accordance with the capital plan of the FHLB Des Moines.
Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB Des Moines. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB Des Moines mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2015 the Company held $12.7 million of FHLB Des Moines Class B stock, $10.0 million of which was membership stock and the remaining $2.7 million was activity based. The FHLB Des Moines stock is issued, transferred, redeemed, and repurchased at a par value of $100.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total
	(dollars in thousands)
Commercial business	$2,362,575	40.6%	$2,119,565	38.9%	$1,561,782	34.6%	$1,155,158	39.2%	$1,031,721	35.8%
Real estate:
One-to-four family residential	176,295	3.0%	175,571	3.2%	108,317	2.4%	43,922	1.5%	64,491	2.2%
Commercial and multifamily residential	2,491,736	42.9%	2,363,541	43.5%	2,080,075	46.0%	1,061,201	36.0%	998,165	34.6%
Total real estate	2,668,031	45.9%	2,539,112	46.7%	2,188,392	48.4%	1,105,123	37.5%	1,062,656	36.8%
Real estate construction:
One-to-four family residential	135,874	2.3%	116,866	2.1%	54,155	1.2%	50,602	1.7%	50,208	1.7%
Commercial and multifamily residential	167,413	2.9%	134,443	2.5%	126,390	2.8%	65,101	2.2%	36,768	1.3%
Total real estate construction	303,287	5.2%	251,309	4.6%	180,545	4.0%	115,703	3.9%	86,976	3.0%
Consumer	342,601	5.9%	364,182	6.7%	357,014	7.9%	157,493	5.4%	183,235	6.4%
Purchased credit impaired	$180,906	3.1%	$230,584	4.2%	$297,845	6.6%	$421,393	14.3%	$536,873	18.6%
Subtotal	5,857,400	100.7%	5,504,752	101.1%	4,585,578	101.5%	2,954,870	100.3%	2,901,461	100.6%
Less: Net unearned income	(42,373)	(0.7)%	(59,374)	(1.1)%	(68,282)	(1.5)%	(7,767)	(0.3)%	(16,217)	(0.6)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	5,815,027	100.0%	5,445,378	100.0%	4,517,296	100.0%	2,947,103	100.0%	2,885,244	100.0%
Loans held for sale	$4,509		$1,116		$735		$2,563		$2,148
At December 31, 2015, total loans, gross of the ALLL were $5.82 billion compared with $5.45 billion in the prior year, an increase of $369.6 million, or 7% from the previous year. The increase in the loan portfolio was primarily due to new loan production during the year. Total loans, net of the ALLL represented 64% and 63% of total assets at December 31, 2015 and 2014, respectively.
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
Net unearned income: The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition for the periods indicated:

	2015	2014	2013
Acquisition:	(in thousands)
Intermountain	$8,237	$10,453	$—
West Coast	24,367	40,623	61,768
Other	(432)	(303)	(368)
Total net discount at period end	$32,172	$50,773	$61,400
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2015:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$956,706	$636,360	$804,357	$2,397,423
Real estate construction	143,229	53,434	110,532	307,195
Total	$1,099,935	$689,794	$914,889	$2,704,618
Fixed rate loans due after 1 year		$378,586	$572,021	$950,607
Variable rate loans due after 1 year		311,208	342,868	654,076
Total		$689,794	$914,889	$1,604,683
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
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO; and (iii) OPPO, if applicable. Nonperforming assets totaled $35.2 million, or 0.39% of year end assets at December 31, 2015, compared to $53.6 million, or 0.62% of year end assets at December 31, 2014.
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
The following table sets forth information with respect to our nonperforming loans, OREO, OPPO, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual:
Commercial business	$9,437	$16,799	$12,609	$9,299	$10,243
Real estate:
One-to-four family residential	820	2,822	2,667	2,349	2,696
Commercial and multifamily residential	9,513	7,847	11,043	19,204	19,485
Real estate construction:
One-to-four family residential	928	465	3,705	4,900	10,785
Commercial and multifamily residential	—	480	—	—	7,067
Consumer	766	2,939	3,991	1,643	3,207
Total nonaccrual loans:	21,464	31,352	34,015	37,395	53,483
Other real estate owned and other personal property owned	13,738	22,225	36,036	27,464	31,905
Total nonperforming assets	$35,202	$53,577	$70,051	$64,859	$85,388
Accruing loans past-due 90 days or more	$—	$1,386	$—	$—	$—
Forgone interest on nonperforming loans	$1,287	$2,196	$2,860	$3,388	$5,326
Interest recognized on nonperforming loans	$202	$1,327	$1,306	$1,114	$1,017
Potential problem loans	$23,654	$7,846	$13,356	$5,915	$10,618
Allowance for loan and lease losses	$68,172	$69,569	$72,454	$82,300	$57,985
Nonperforming loans to year end loans	0.37%	0.58%	0.75%	1.27%	1.85%
Nonperforming assets to year end assets	0.39%	0.62%	0.98%	1.32%	1.78%

At December 31, 2015, nonperforming loans decreased to 0.37% of year end loans, down from 0.58% of year end loans at December 31, 2014. The largest decline in nonperforming loans was in commercial business loans, which decreased from $16.8 million, or 54% of nonperforming loans at December 31, 2014 to $9.4 million, or 44% of nonperforming loans at year end 2015. The decrease in nonperforming commercial business loans was primarily due to working through the nonaccrual loans acquired in our three most recent bank acquisitions.

Other Real Estate Owned and Other Personal Property Owned: As of December 31, 2015 there was $13.7 million in OREO and OPPO, which is primarily comprised of property from foreclosed real estate loans, a decrease of $8.5 million from $22.2 million at December 31, 2014. The decrease was primarily driven by OREO sales of $15.2 million and write-downs of $2.0 million, partially offset by $8.7 million of transfers from loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $23.7 million at year end 2015, compared to $7.8 million at year end 2014.
The following table summarizes activity in nonperforming loans for the period indicated:

	Years Ended December 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$31,352	$34,015
Established through acquisitions	—	2,432
Loans placed on nonaccrual or restructured	31,646	25,541
Advances	1,613	633
Charge-offs	(4,950)	(4,775)
Loans returned to accrual status	(4,804)	(9,007)
Repayments (including interest applied to principal)	(30,119)	(13,818)
Transfers to OREO/OPPO	(3,274)	(3,669)
Balance, end of period	$21,464	$31,352
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

The following table summarizes impaired loan financial data at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Impaired loans	$16,080	$28,099
Impaired loans with specific allocations	$1,354	$1,216
Amount of the specific allocations	$653	$241
Impaired loans with a carrying amount of $16.1 million at December 31, 2015 were subject to specific allocations of allowance for loan and lease losses of $653 thousand and partial charge-offs of $18 thousand during the year. Collateral dependent impaired loans without specific allocations at December 31, 2015 and 2014 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $3.2 million and $11.1 million at December 31, 2015 and 2014, respectively.
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

On a quarterly basis our Chief Credit Officer reviews with executive management and the board of directors the various additional factors that management considers when determining the adequacy of the ALLL. Factors which influence management’s judgment include the following:

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
Purchased Credit Impaired Loans
Purchased credit impaired (“PCI”) loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. PCI loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected loan cash flows at the pool-level on a quarterly basis. If, due to credit deterioration, the present value of expected cash flows, as periodically re-measured, is less than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to the lower amount by adjusting the allowance for loan losses with a charge to earnings through the provision for loan losses. If the present value of expected cash flows is greater than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to a higher amount by recapturing previously recorded allowance for loan losses, if any. For additional information on our accounting for PCI loans, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Analysis of the ALLL
The following table provides an analysis of our loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Beginning balance	$69,569	$72,454	$82,300	$57,985	$67,048
Charge-offs:
Commercial business	(8,266)	(4,289)	(4,942)	(10,173)	(7,909)
Real estate:
One-to-four family residential	(376)	(230)	(228)	(549)	(717)
Commercial and multifamily residential	(505)	(2,993)	(2,543)	(5,474)	(3,687)
Real estate construction:
One-to-four family residential	—	—	(133)	(1,606)	(2,487)
Commercial and multifamily residential	—	—	—	(93)	(2,213)
Consumer	(2,066)	(2,774)	(2,242)	(2,534)	(3,918)
Purchased credit impaired	(13,854)	(14,436)	(13,852)	(5,112)	(1,488)
Total charge-offs	(25,067)	(24,722)	(23,940)	(25,541)	(22,419)
Recoveries:
Commercial business	2,336	3,007	2,444	1,548	2,598
Real estate:
One-to-four family residential	307	159	270	285	80
Commercial and multifamily residential	3,975	940	1,033	1,599	459
Real estate construction:
One-to-four family residential	193	1,930	2,665	1,488	2,091
Commercial and multifamily residential	8	—	—	66	—
Consumer	931	1,353	552	1,171	351
Purchased credit impaired	7,329	7,721	7,231	4,332	2,025
Total recoveries	15,079	15,110	14,195	10,489	7,604
Net charge-offs	(9,988)	(9,612)	(9,745)	(15,052)	(14,815)
Provision (recapture) for loan and lease losses	8,591	6,727	(101)	39,367	5,752
Ending balance	$68,172	$69,569	$72,454	$82,300	$57,985
Loans outstanding at end of period (1)	$5,815,027	$5,445,378	$4,517,296	$2,947,103	$2,885,244
Average amount of loans outstanding (1)	$5,609,261	$4,782,369	$4,140,826	$2,900,520	$2,607,266
Allowance for loan and lease losses to period-end loans	1.17%	1.28%	1.60%	2.79%	2.01%
Net charge-offs to average loans outstanding	0.18%	0.20%	0.24%	0.52%	0.57%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,655	$2,505	$1,915	$1,535	$1,165
Net changes in the allowance for unfunded commitments and letters of credit	275	150	590	380	370
Ending balance	$2,930	$2,655	$2,505	$1,915	$1,535
 __________

(1)	Excludes loans held for sale.

At December 31, 2015, our ALLL was $68.2 million, or 1.17% of total loans (excluding loans held for sale). This compares with an allowance of $69.6 million, or 1.28% of total loans (excluding loans held for sale) at December 31, 2014. This decrease in the allowance relative to loans in the current period as compared to December 31, 2014 reflects improvements in core asset quality during the current year.
We have used the same methodology for ALLL calculations during 2015, 2014 and 2013. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. We continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2015		2014		2013		2012		2011
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$33,620	40.5%	$26,850	38.8%	$31,723	34.4%	$28,023	39.1%	$25,434	35.7%
Real estate and construction:
One-to-four family residential	1,988	5.3%	5,338	5.3%	2,684	3.5%	2,500	3.2%	3,849	3.9%
Commercial and multifamily residential	14,738	45.4%	16,021	45.4%	13,671	48.2%	18,273	38.1%	20,345	35.4%
Consumer	3,531	5.7%	3,180	6.3%	2,547	7.3%	2,437	5.3%	2,719	6.4%
Purchase credit impaired	13,726	3.1%	16,336	4.2%	20,174	6.6%	30,056	14.3%	4,944	18.6%
Unallocated	569	—%	1,844	—%	1,655	—%	1,011	—%	694	—%
Total	$68,172	100.0%	$69,569	100.0%	$72,454	100.0%	$82,300	100.0%	$57,985	100.0%
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
At December 31, 2015, the FDIC loss-sharing asset was comprised of a $6.0 million FDIC indemnification asset and a $605 thousand FDIC receivable. The FDIC receivable represents amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC loss-sharing asset for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$15,174	$39,846
Adjustments not reflected in income:
Cash received from the FDIC, net	(2,794)	(2,499)
FDIC reimbursable recoveries, net	(1,802)	(2,184)
Adjustments reflected in income:
Amortization, net	(6,184)	(21,279)
Loan impairment	2,268	2,301
Sale of other real estate	(1,237)	(2,179)
Write-downs of other real estate	1,158	1,065
Other	(15)	103
Balance at end of period	$6,568	$15,174
For additional information on the FDIC loss-sharing asset, including the timing of the expirations of our loss-sharing agreements with the FDIC, please see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2015	2014	2013
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,507,358	$2,651,373	$2,171,703
Interest-bearing demand	925,909	1,304,258	1,170,006
Money market	1,788,552	1,760,331	1,569,261
Savings	657,016	615,721	496,444
Certificates of deposit less than $100,000	249,031	288,261	288,943
Total core deposits	7,127,866	6,619,944	5,696,357
Certificates of deposit greater than $100,000	182,973	202,014	201,498
Certificates of deposit insured through CDARS®	26,901	18,429	19,488
Brokered money market accounts	100,854	83,402	41,765
Subtotal	7,438,594	6,923,789	5,959,108
Premium resulting from acquisition date fair value adjustment	235	933	367
Total deposits	$7,438,829	$6,924,722	$5,959,475
Deposits totaled $7.44 billion at December 31, 2015 compared to $6.92 billion at December 31, 2014. The increase of $514.1 million was due to organic growth. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits increased to $7.13 billion at December 31, 2015 compared with $6.62 billion at December 31, 2014. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base. During the current year, as part of a product migration to our new deposit account product line, a substantial portion of our interest-bearing deposits which were typically bearing a nominal interest rate were migrated to noninterest-bearing deposit products. This migration resulted in a decrease in interest-bearing demand deposit balances and an increase in noninterest-bearing deposit balances during the current year.

At December 31, 2015, brokered and other wholesale deposits (excluding public deposits) totaled $127.8 million or 1.7% of total deposits compared to $101.8 million or 1.5% of total deposits, at year-end 2014. The increase in brokered deposits is attributed to an increase in participation in the brokered money market account program, which is similar to the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2015, public deposits held by the Company totaled $373.3 million compared to $357.9 million at December 31, 2014. Uninsured public deposit balances increased from $296.6 million at December 31, 2014 to $312.2 million at December 31, 2015. The Company is required to fully collateralize Washington state public deposits and 50% of Oregon state public deposits.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2015
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$67,169	0.9%	$23,023	0.3%
Over 3 through 6 months	29,690	0.4%	351	—%
Over 6 through 12 months	44,389	0.6%	3,527	0.1%
Over 12 months	41,725	0.6%	—	—%
Total	$182,973	2.5%	$26,901	0.4%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2015		2014		2013
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$982,491	0.06%	$1,204,584	0.04%	$1,048,482	0.06%
Money market	1,834,733	0.08%	1,668,150	0.07%	1,566,539	0.08%
Savings	637,464	0.01%	543,303	0.01%	445,666	0.02%
Certificates of deposit	483,193	0.18%	485,487	0.26%	535,656	0.37%
Total interest-bearing deposits	3,937,881	0.08%	3,901,524	0.08%	3,596,343	0.11%
Demand and other non-interest bearing	3,208,947		2,285,818		1,824,234
Total average deposits	$7,146,828		$6,187,342		$5,420,577
Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the FHLB Des Moines (“FHLB”) and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. FHLB and FRB borrowings are secured by our loan portfolio and investment securities. Securities repurchase agreements are secured by investment securities.

The Company has not had FRB borrowings in the last three years. At December 31, 2015 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Within 1 year	0.34%	$62,000
Over 1 through 5 years (1)	5.66%	1,000
Due after 10 years (1)	5.37%	5,000
Total		68,000
Valuation adjustment from acquisition accounting		531
Total		$68,531
__________
(1) The FHLB advances maturing over 1 year through 5 years and due after 10 years were assumed by Columbia during our 2010 acquisition of American Marine Bank and our 2011 acquisition of Bank of Whitman.
The following table sets forth additional details of FHLB advances:

	Years ended December 31,
	2015	2014	2013
	(dollars in thousands)
Balance at end of year	$68,531	$216,568	$36,606
Average balance during the year	$70,678	$44,876	$51,030
Maximum month-end balance during the year	$242,556	$216,568	$190,631
Weighted average rate during the year	0.68%	0.74%	1.12%
Weighted average rate at December 31	0.79%	0.41%	1.09%
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
The Company had off-balance sheet loan commitments aggregating $1.93 billion at December 31, 2015, an increase from $1.58 billion at December 31, 2014. Standby letters of credit were $38.7 million at December 31, 2015 an increase from $36.7 million at December 31, 2014. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $5.0 million and $4.4 million at December 31, 2015 and 2014, respectively.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2015
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$6,774	$10,604	$8,416	$13,968	$39,762
Total deposits (1)	7,330,762	80,163	27,532	372	7,438,829
Federal Home Loan Bank advances (1)	62,000	1,000	—	5,000	68,000
Other borrowings (1)	74,699	25,000	—	—	99,699
Total	$7,474,235	$116,767	$35,948	$19,340	$7,646,290
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
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $1.33 billion and $85.4 million, respectively, at December 31, 2015, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
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
Capital
Our shareholders’ equity increased to $1.24 billion at December 31, 2015, from $1.23 billion at December 31, 2014. Shareholders’ equity was 13.88% and 14.32% of total assets at December 31, 2015 and 2014.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of December 31, 2015, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect. Banking regulations in effect prior to January 1, 2015 required bank holding companies to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators maintained risk-based capital guidelines, under which risk percentages were assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consisted of common shareholders’ equity, less goodwill and certain identifiable intangible assets, while Tier II capital included the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines required Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8% to be considered “adequately capitalized”.

FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized”, primarily for assignment of FDIC insurance premium rates. Prior to the adoption of the New Capital Rules, to qualify as “well capitalized,” banks needed a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The New Capital Rules revised the prompt corrective action thresholds effective January 1, 2015 by (i) introducing a Common Equity Tier 1 ratio and requiring the ratio be at least 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 risk-adjusted ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 risk-adjusted ratio for well-capitalized status being 8%; and (iii) eliminating the previous provision that allowed a bank with a composite supervisory rating of 1 to be considered adequately capitalized with a leverage ratio of 3%. The New Capital Rules did not change the total risk-adjusted capital ratio requirement for any prompt corrective action category. The Company and its banking subsidiary qualified as “well-capitalized” at December 31, 2015 and 2014.
The following table sets forth the Company’s and its banking subsidiary’s capital ratios at December 31, 2015 and 2014 under the then applicable guidance and rules and the requirements for each period:

	Company		Columbia Bank		2015 Requirements		2014 Requirements
	2015	2014	2015	2014	Adequately Capitalized	Well- Capitalized	Adequately Capitalized	Well- Capitalized
Common Equity Tier 1 risk-based capital ratio	11.94%	N/A	11.76%	N/A	4.5%	6.5%	N/A	N/A
Tier 1 risk-based capital ratio	11.95%	12.98%	11.76%	12.52%	6%	8%	4%	6%
Total risk-based capital ratio	12.94%	14.13%	12.75%	13.67%	8%	10%	8%	10%
Leverage ratio	10.03%	10.57%	9.89%	9.79%	4%	5%	4%	5%
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2015	2014	2013
Dividends paid per common share	$1.34	$0.94	$0.41
Dividend payout ratio (1)	78%	62%	34%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For quarterly detail of dividends declared during 2015 and 2014, including special dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.
Subsequent to year end, on January 28, 2016 the Company declared a quarterly cash dividend of $0.18 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, both payable on February 24, 2016, to shareholders of record at the close of business on February 10, 2016.
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

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Shareholders’ equity	$1,242,128	$1,228,175
Goodwill	(382,762)	(382,537)
Other intangible assets, net	(23,577)	(30,459)
Preferred stock	(2,217)	(2,217)
Tangible common equity (a)	833,572	812,962
Total assets	8,951,697	8,578,846
Goodwill	(382,762)	(382,537)
Core deposit intangible	(23,577)	(30,459)
Tangible assets (b)	$8,545,358	$8,165,850
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$7,141,545	$6,299,863
Ratios
Tangible common equity to tangible assets (a)/(b)	9.75%	9.96%
Tangible common equity to risk-weighted assets (a)/(c)	11.67%	12.90%

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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2015	2014	2013
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$334,548	$312,146	$297,139
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(9,096)	(20,224)	(29,815)
Incremental accretion income on other FDIC acquired loans	(234)	(484)	(2,211)
Incremental accretion income on other acquired loans	(17,862)	(21,093)	(26,200)
Premium amortization on acquired securities	10,217	7,123	7,309
Correction of immaterial error - securities premium amortization	—	(2,622)	—
Interest reversals on nonaccrual loans	1,713	1,291	882
Prepayment charges on FHLB advances	—	—	1,548
Operating net interest income (tax equivalent) (1)	$319,286	$276,137	$248,652
Average interest earning assets	$7,685,734	$6,561,047	$5,754,543
Net interest margin (tax equivalent) (1)	4.35%	4.76%	5.16%
Operating net interest margin (tax equivalent) (1)	4.15%	4.21%	4.32%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $9.7 million, $8.1 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Based on the results of the simulation model as of December 31, 2015, we would expect decreases in net interest income of $6.5 million and $27.2 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $6.0 million and $21.3 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2015. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
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

December 31, 2015	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$8,373	$—	$—	$—	$8,373
Loans, net of deferred fees	2,401,694	652,408	2,095,467	665,458	5,815,027
Loans held for sale	4,509	—	—	—	4,509
Investments	103,955	236,515	1,092,943	737,003	2,170,416
Total interest-earning assets	$2,518,531	$888,923	$3,188,410	$1,402,461	7,998,325
Allowance for loan and lease losses					(68,172)
Cash and due from banks					166,929
Premises and equipment, net					164,239
Other assets					690,376
Total assets					$8,951,697
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$3,472,331	$—	$—	$—	$3,472,331
Time deposits	156,741	194,667	108,195	(463)	459,140
Borrowings	136,699	—	26,000	5,531	168,230
Total interest-bearing liabilities	$3,765,771	$194,667	$134,195	$5,068	4,099,701
Other liabilities					3,609,868
Total liabilities					7,709,569
Shareholders’ equity					1,242,128
Total liabilities and shareholders’ equity					$8,951,697
Interest-bearing liabilities as a percent of total interest-earning assets	47.08%	2.43%	1.68%	0.06%
Rate sensitivity gap	$(1,247,240)	$694,256	$3,054,215	$1,397,393
Cumulative rate sensitivity gap	$(1,247,240)	$(552,984)	$2,501,231	$3,898,624
Rate sensitivity gap as a percentage of interest-earning assets	(15.59)%	8.68%	38.19%	17.47%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(15.59)%	(6.91)%	31.27%	48.74%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 26, 2016

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2015	December 31, 2014
			(in thousands)
ASSETS
Cash and due from banks			$166,929	$171,221
Interest-earning deposits with banks			8,373	16,949
Total cash and cash equivalents			175,302	188,170
Securities available for sale at fair value (amortized cost of $2,157,610 and $2,087,069, respectively)			2,157,694	2,098,257
Federal Home Loan Bank stock at cost			12,722	33,365
Loans held for sale			4,509	1,116
Loans, net of unearned income of ($42,373) and ($59,374), respectively			5,815,027	5,445,378
Less: allowance for loan and lease losses			68,172	69,569
Loans, net			5,746,855	5,375,809
FDIC loss-sharing asset			6,568	15,174
Interest receivable			27,877	27,802
Premises and equipment, net			164,239	172,090
Other real estate owned			13,738	22,190
Goodwill			382,762	382,537
Other intangible assets, net			23,577	30,459
Other assets			235,854	231,877
Total assets			$8,951,697	$8,578,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,507,358	$2,651,373
Interest-bearing			3,931,471	4,273,349
Total deposits			7,438,829	6,924,722
Federal Home Loan Bank advances			68,531	216,568
Securities sold under agreements to repurchase			99,699	105,080
Other borrowings			—	8,248
Other liabilities			102,510	96,053
Total liabilities			7,709,569	7,350,671
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
	December 31, 2015	December 31, 2014
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	63,033
Issued and outstanding	57,724	57,437	990,281	985,839
Retained earnings			255,925	234,498
Accumulated other comprehensive income (loss)			(6,295)	5,621
Total shareholders’ equity			1,242,128	1,228,175
Total liabilities and shareholders’ equity			$8,951,697	$8,578,846

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2015	2014	2013
	(in thousands except per share)
Interest Income
Loans	$286,166	$268,279	$266,284
Taxable securities	30,774	28,754	20,459
Tax-exempt securities	11,842	10,830	9,837
Deposits in banks	109	179	355
Total interest income	328,891	308,042	296,935
Interest Expense
Deposits	2,977	3,005	3,962
Federal Home Loan Bank advances	474	396	(404)
Prepayment charge on Federal Home Loan Bank advances	—	—	1,548
Other borrowings	553	593	734
Total interest expense	4,004	3,994	5,840
Net Interest Income	324,887	304,048	291,095
Provision (recapture) for loan and lease losses	8,591	6,727	(101)
Net interest income after provision (recapture) for loan and lease losses	316,296	297,321	291,196
Noninterest Income
Service charges and other fees	61,881	55,555	48,351
Merchant services fees	8,975	7,975	8,812
Investment securities gains, net	1,581	552	462
Bank owned life insurance	4,441	3,823	3,570
Change in FDIC loss-sharing asset	(4,010)	(19,989)	(45,017)
Other	18,605	11,834	10,522
Total noninterest income	91,473	59,750	26,700
Noninterest Expense
Compensation and employee benefits	149,410	130,864	125,432
Occupancy	34,818	32,300	33,054
Merchant processing	4,204	4,006	3,551
Advertising and promotion	4,713	3,964	4,090
Data processing	17,421	15,369	14,076
Legal and professional fees	9,608	11,389	12,338
Taxes, licenses and fees	5,395	4,552	5,033
Regulatory premiums	4,806	4,549	4,706
Net benefit of operation of other real estate owned	(1,629)	(1,045)	(7,401)
Amortization of intangibles	6,882	6,293	6,045
Other	30,521	27,045	29,962
Total noninterest expense	266,149	239,286	230,886
Income before income taxes	141,620	117,785	87,010
Provision for income taxes	42,793	36,211	26,994
Net Income	$98,827	$81,574	$60,016
Earnings Per Common Share
Basic	$1.71	$1.53	$1.24
Diluted	$1.71	$1.52	$1.21
Weighted average number of common shares outstanding	57,019	52,618	47,993
Weighted average number of diluted common shares outstanding	57,032	53,183	49,051

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$98,827	$81,574	$60,016
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $3,455, ($10,200) and $17,498	(6,069)	17,922	(30,727)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $574, $200 and $163	(1,007)	(352)	(299)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(7,076)	17,570	(31,026)
Pension plan liability adjustment:
Unrecognized net actuarial loss and plan amendments during the period, net of tax of $2,878, $0 and $780	(5,054)	—	(1,432)
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of ($122), ($54) and ($135)	214	95	265
Pension plan liability adjustment, net	(4,840)	95	(1,167)
Other comprehensive income (loss)	(11,916)	17,665	(32,193)
Comprehensive income	$86,911	$99,239	$27,823

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2013	—	$—	39,686	$581,471	$162,388	$20,149	$764,008
Net income	—	—	—	—	60,016	—	60,016
Other comprehensive loss	—	—	—	—	—	(32,193)	(32,193)
Issuance of preferred stock, common stock and warrants - acquisition related	9	2,217	11,380	273,964	—	—	276,181
Issuance of common stock - stock option and other plans	—	—	73	1,243	—	—	1,243
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	144	2,693	—	—	2,693
Activity in deferred compensation plan	—	—	—	517	—	—	517
Tax benefit deficiency associated with share-based compensation	—	—	—	1,103	—	—	1,103
Purchase and retirement of common stock	—	—	(18)	(429)	—	—	(429)
Preferred dividends ($0.31 per common share equivalent)	—	—	—	—	(32)	—	(32)
Cash dividends paid on common stock ($0.41 per share)	—	—	—	—	(19,858)	—	(19,858)
Balance at December 31, 2013	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	81,574	—	81,574
Other comprehensive income	—	—	—	—	—	17,665	17,665
Issuance of common stock - acquisition related	—	—	4,208	116,907	—	—	116,907
Issuance of common stock - exercise of warrants	—	—	1,722	5,000	—	—	5,000
Issuance of common stock - stock option and other plans	—	—	41	929	—	—	929
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	225	2,859	—	—	2,859
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Tax benefit associated with share-based compensation	—	—	—	205	—	—	205
Purchase and retirement of common stock	—	—	(24)	(622)	—	—	(622)
Preferred dividends ($0.94 per common share equivalent)	—	—	—	—	(96)	—	(96)
Cash dividends paid on common stock ($0.94 per share)	—	—	—	—	(49,494)	—	(49,494)
Balance at December 31, 2014	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	98,827	—	98,827
Other comprehensive loss	—	—	—	—	—	(11,916)	(11,916)
Issuance of common stock - stock option and other plans	—	—	49	1,258	—	—	1,258
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	270	4,090	—	—	4,090
Purchase and retirement of common stock	—	—	(32)	(906)	—	—	(906)
Preferred dividends ($1.34 per common share equivalent)	—	—	—	—	(137)	—	(137)
Cash dividends paid on common stock ($1.34 per share)	—	—	—	—	(77,263)	—	(77,263)
Balance at December 31, 2015	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014 (1)	2013 (1)
	(in thousands)
Cash Flows From Operating Activities
Net income	$98,827	$81,574	$60,016
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for loan and lease losses	8,591	6,727	(101)
Stock-based compensation expense	4,090	2,859	2,844
Depreciation, amortization and accretion	30,312	44,459	40,431
Investment securities gain, net	(1,581)	(552)	(462)
Net realized (gain) loss on sale of other assets	573	564	(48)
Net realized gain on sale and valuation adjustments of other real estate owned (1)	(2,152)	(1,870)	(8,504)
Net realized gain on sale of branches	—	(565)	—
Originations of loans held for sale (1)	(75,689)	(23,344)	(43,046)
Proceeds from sales of loans held for sale (1)	72,296	23,573	44,874
Deferred income tax expense	6,367	14,646	5,413
Net change in:
Interest receivable	(75)	(944)	(7,938)
Interest payable	(142)	89	(122)
Other assets	(5,419)	(4,479)	(3,385)
Other liabilities	(1,242)	(5,119)	(10,336)
Net cash provided by operating activities	134,756	137,618	79,636
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(384,321)	(440,376)	(161,827)
Purchases of:
Securities available for sale	(467,631)	(363,693)	(457,985)
Premises and equipment	(7,581)	(12,485)	(13,133)
Federal Home Loan Bank Stock	(16,760)	—	—
Proceeds from:
FDIC reimbursement on loss-sharing asset	4,659	5,950	9,246
Sales of securities available for sale	95,375	63,292	166,881
Principal repayments and maturities of securities available for sale	283,206	180,648	293,940
Sales of loans held for investment and other assets (1)	15,074	2,840	2,917
Redemption of Federal Home Loan Bank Stock (1)	37,403	1,288	1,114
Sales of other real estate and other personal property owned	19,387	28,559	36,453
Payments to FDIC related to loss-sharing asset	(1,865)	(3,451)	—
Additions to OREO	—	—	(3,577)
Acquisition of intangible assets	—	—	(919)
Net cash paid in branch sale	—	(16,788)	—
Net cash received (paid) in business combinations	—	32,255	(154,170)
Net cash used in investing activities	(423,054)	(521,961)	(281,060)
Cash Flows From Financing Activities
Net increase in deposits	514,107	250,629	33,983
Net increase (decrease) in repurchase agreements	(5,381)	21,037	—
Proceeds from:
Exercise of stock options	1,258	929	1,092
Exercise of warrants	—	5,000	—
Federal Home Loan Bank advances	1,702,000	1,602,000	1,215,100
Federal Reserve Bank borrowings	1,010	800	50
Payments for:
Repayment of Federal Home Loan Bank advances	(1,850,000)	(1,422,000)	(1,313,000)
Repayment of Federal Reserve Bank borrowings	(1,010)	(800)	(50)
Preferred stock dividends	(137)	(96)	(32)
Common stock dividends	(77,263)	(49,494)	(19,858)
Repayment of other borrowings	(8,248)	(14,636)	(51,000)
Purchase and retirement of common stock	(906)	(622)	(429)
Excess tax benefit from stock-based compensation	—	205	1,203
Net cash provided by (used in) financing activities	275,430	392,952	(132,941)
Increase (decrease) in cash and cash equivalents	(12,868)	8,609	(334,365)
Cash and cash equivalents at beginning of period	188,170	179,561	513,926
Cash and cash equivalents at end of period	$175,302	$188,170	$179,561

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended December 31,
	2015	2014 (1)	2013 (1)
	(in thousands)
Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$4,146	$3,904	$5,962
Cash paid for income tax	$30,522	$21,230	$26,754
Non-cash investing and financing activities
Loans transferred to other real estate owned	$8,688	$10,200	$18,100
Share-based consideration issued in business combinations	$—	$116,907	$276,181

(1) Reclassified to conform to the current period’s presentation. There were no changes to cash flows from operating, investing, or financing activities as a result of these reclassifications.

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

1.	Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation”, “we”, “our”, “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and West Coast Trust Company, Inc. (“West Coast Trust”). The Bank provides a full range of financial services through 149 branch locations, including 74 in the State of Washington, 59 in Oregon and 16 in Idaho. West Coast Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and West Coast Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The most significant estimates included in the financial statements relate to the allowance for loan and lease losses, business combinations, purchased credit impaired loans, Federal Deposit Insurance Corporation (“FDIC”) loss-sharing asset and goodwill impairment.
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
Federal Home Loan Bank Stock
Effective May 31, 2015, the Federal Home Loan Bank of Des Moines (the “FHLB Des Moines”) completed its merger with the Federal Home Loan Bank of Seattle (the “FHLB Seattle”). At closing, the FHLB Seattle merged with and into the FHLB Des Moines, with the FHLB Des Moines surviving the merger as the continuing bank. Also at closing, the Company, a member of the FHLB Seattle, automatically became a member of the FHLB Des Moines. Pursuant to the terms of the merger, each share of the Company’s FHLB Seattle Class B stock was converted into one share of FHLB Des Moines Class B stock.

FHLB Des Moines Class B stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB Des Moines. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB Des Moines mortgage programs. Class B stock may be redeemed, subject to certain limitations, on five years’ written notice to the FHLB Des Moines. FHLB Des Moines capital stock is carried at par value because the shares are issued, transferred, redeemed, and repurchased by the FHLB Des Moines at a par value of $100. FHLB Des Moines capital stock is subject to recoverability testing per the Financial Services-Depository and Lending topic of the FASB Accounting Standards Codification (“ASC”).
Loans
Loans, excluding purchased credit impaired loans are generally carried at the unpaid principal balance, net of premiums, discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination fees less direct loan origination costs. Net deferred loan fees, premiums and discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The amortization is calculated using the interest method for all loans except revolving loans, for which the straight-line method is used. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.
Nonaccrual loans—Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, any accrued and unpaid interest receivable is reversed and the amortization of net deferred loan fees, premiums and discounts ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement for a minimum period of six months and future payments are reasonably assured.
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
Purchased Credit Impaired Loans (“PCI Loans”)—Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with certain of the acquired loan portfolios, the Company elected to account for those certain acquired loans under ASC 310-30.
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
Allowance for Loan Losses on Purchased Credit Impaired Loans
The Company updates its cash flow projections for purchased credit impaired loans accounted for under ASC 310-30 on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that is used to estimate the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages, and recovery lags are based upon the collateral within the loan pools.

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
Software
Capitalized software is stated at cost, less accumulated amortization. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software, which is generally three years. Capitalized software is included in Premises and equipment, net in the consolidated balance sheets.
Other Real Estate Owned (“OREO”)
OREO is composed of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell at the date of transfer of the property. The fair value of the OREO property is based upon current appraisal. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
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
Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2015, intangible assets included on the consolidated balance sheets principally consists of a core deposit intangible amortized using an accelerated method with an original estimated life of 10 years.
Income Taxes
The provision for income taxes includes current and deferred income tax expense on net income adjusted for temporary and permanent differences such as interest income on state and municipal securities and investments in affordable housing credits. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On a quarterly basis, management evaluates deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company’s current and future tax outlook. To the extent a deferred tax asset is no longer considered “more likely than not” to be realized, a valuation allowance is established.
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
Earnings per Common Share
The Company’s capital structure includes convertible preferred shares, common shares, restricted common shares, common share options, and during portions of 2014 and 2013, warrants to purchase common shares. Restricted common shares participate in dividends declared on common shares at the same rate as common shares. Convertible preferred shares participate in dividends declared on common shares on an “as if converted” basis. Accordingly, the Company calculates earnings per common share (“EPS”) using the two-class method under the Earnings per Share topic of the FASB ASC. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares.
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
Accounting Pronouncements
During the year ended December 31, 2015, the following Accounting Standards Updates were issued or became effective:
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company early adopted the amendments in ASU 2015-16 in 2015. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The amendments in this update were effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which were effective for interim periods beginning after March 15, 2015. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 was effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
2. Business Combinations
Intermountain Community Bancorp
On November 1, 2014, the Company completed its acquisition of Intermountain Community Bancorp (“Intermountain”) and its wholly-owned banking subsidiary Panhandle State Bank. The Company acquired 100% of the equity interests of Intermountain. The primary reason for the acquisition was to expand the Company's geographic footprint into the state of Idaho, consistent with its ongoing growth strategy.
 The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the November 1, 2014 acquisition date. Initial accounting for deferred taxes was provisionally measured as of November 1, 2014. During the current year, the provisionally measured deferred taxes were finalized. The resulting adjustment was a decrease in other assets of $225 thousand and a corresponding increase in goodwill of $225 thousand. There was no impact to earnings as a result of these adjustments. These adjustments were recorded as current period adjustments pursuant to the Company’s early adoption of ASU 2015-16. The application of the acquisition method of accounting resulted in the recognition of goodwill of $38.8 million and a core deposit intangible of $10.9 million, or 1.75% of core deposits. The goodwill represents the excess purchase price over the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.

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
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2014 to December 31, 2015. Disclosure of the amount of Intermountain’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended December 31, 2014 and 2013. This unaudited estimated pro forma financial information was calculated as if Intermountain had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Intermountain with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

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
The following table shows the impact of the acquisition-related expenses related to the acquisition of Intermountain for the periods indicated to the various components of noninterest expense:

	Year ended December 31,
	2015	2014
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$3,828	$2,077
Occupancy	2,357	44
Advertising and promotion	448	464
Data processing	2,005	—
Legal and professional fees	1,247	2,114
Other	960	197
Total impact of acquisition-related costs to noninterest expense	$10,845	$4,896
West Coast Bancorp
On April 1, 2013, the Company completed its acquisition of West Coast Bancorp (“West Coast”). The Company paid $540.8 million in total consideration to acquire 100% of the voting equity interests of West Coast. The primary reason for the acquisition was to expand the Company’s geographic footprint consistent with its ongoing growth strategy.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the April 1, 2013 acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $228.4 million and a core deposit intangible of $15.3 million, or 0.89% of core deposits. The goodwill represents the excess purchase price over the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

April 1, 2013
(in thousands)

Purchase price as of April 1, 2013	$540,791
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	$110,440
Investment securities	730,842
Federal Home Loan Bank stock	11,824
Acquired loans	1,407,798
Premises and equipment	35,884
Other real estate owned	14,708
Core deposit intangible	15,257
Other assets	75,820
Deposits	(1,883,407)
Federal Home Loan Bank advances	(128,885)
Other borrowings	(51,000)
Other liabilities	(26,888)
Total fair value of identifiable net assets	312,393
Goodwill	$228,398
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period April 1, 2013 to December 31, 2015. Disclosure of the amount of West Coast’s revenue and net income (excluding integration costs) included in Columbia’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the year ended December 31, 2013 as if West Coast had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of West Coast with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Year Ended December 31,
2013
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$337,712
Net income	$76,496
Earnings per share - basic	$1.50
Earnings per share - diluted	$1.46

The following table shows the impact of the acquisition-related expenses related to the acquisition of West Coast for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$65	$798	$8,440
Occupancy	—	696	4,684
Advertising and promotion	—	—	877
Data processing	—	684	767
Legal and professional fees	7	383	4,766
Other	—	1,975	5,954
Total impact of acquisition-related costs to noninterest expense	$72	$4,536	$25,488

3.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2015 and 2014 was approximately $61.6 million and $47.4 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities
At December 31, 2015 the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,296,955	$4,525	$(14,991)	$1,286,489
State and municipal securities	480,417	12,690	(938)	492,169
U.S. government agency and government-sponsored enterprise securities	354,515	1,113	(1,846)	353,782
U.S. government securities	20,439	—	(302)	20,137
Other securities	5,284	24	(191)	5,117
Total	$2,157,610	$18,352	$(18,268)	$2,157,694
December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,160,378	$10,219	$(8,210)	$1,162,387
State and municipal securities	483,578	14,432	(1,526)	496,484
U.S. government agency and government-sponsored enterprise securities	416,919	856	(4,069)	413,706
U.S. government securities	20,910	—	(411)	20,499
Other securities	5,284	20	(123)	5,181
Total	$2,087,069	$25,527	$(14,339)	$2,098,257

Proceeds from sales of securities available-for-sale were $95.4 million, $63.3 million and $166.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides the gross realized gains and losses on the sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Gross realized gains	$1,591	$553	$632
Gross realized losses	(10)	(1)	(170)
Net realized gains	$1,581	$552	$462
The scheduled contractual maturities of investment securities available for sale at December 31, 2015 are presented as follows:

	December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$22,191	$22,418
Due after one year through five years	458,889	458,372
Due after five years through ten years	702,234	703,088
Due after ten years	969,012	968,699
Other securities with no stated maturity	5,284	5,117
Total investment securities available-for-sale	$2,157,610	$2,157,694
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2015	December 31, 2014
	(in thousands)
Washington and Oregon State to secure public deposits	$341,079	$328,400
Federal Reserve Bank to secure borrowings	48,714	41,146
Other securities pledged	143,606	157,097
Total securities pledged as collateral	$533,399	$526,643

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$664,509	$(7,610)	$214,325	$(7,381)	$878,834	(14,991)
State and municipal securities	48,261	(358)	31,383	(580)	79,644	(938)
U.S. government agency and government-sponsored enterprise securities	193,400	(1,128)	40,034	(718)	233,434	(1,846)
U.S. government securities	10,343	(136)	9,794	(166)	20,137	(302)
Other securities	2,300	(15)	2,780	(176)	5,080	(191)
Total	$918,813	$(9,247)	$298,316	$(9,021)	$1,217,129	$(18,268)
December 31, 2014
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$258,825	$(1,287)	$279,015	$(6,924)	$537,840	$(8,211)
State and municipal securities	71,026	(543)	44,148	(982)	115,174	(1,525)
U.S. government agency and government-sponsored enterprise securities	105,250	(518)	216,221	(3,551)	321,471	(4,069)
U.S. government securities	—	—	19,450	(411)	19,450	(411)
Other securities	2,313	(2)	2,834	(121)	5,147	(123)
Total	$437,414	$(2,350)	$561,668	$(11,989)	$999,082	$(14,339)
At December 31, 2015, there were 143 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 49 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.
At December 31, 2015, there were 67 state and municipal government securities in an unrealized loss position, of which 27 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2015 none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.
At December 31, 2015, there were 25 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which five were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.
At December 31, 2015, there were three U.S. government securities in an unrealized loss position, one of which was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

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
The following is an analysis of the loan portfolio by major types of loans (net of unearned income):

	December 31, 2015			December 31, 2014
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,362,575	$34,848	$2,397,423	$2,119,565	$44,505	$2,164,070
Real estate:
One-to-four family residential	176,295	23,938	200,233	175,571	26,993	202,564
Commercial and multifamily residential	2,491,736	99,389	2,591,125	2,363,541	128,769	2,492,310
Total real estate	2,668,031	123,327	2,791,358	2,539,112	155,762	2,694,874
Real estate construction:
One-to-four family residential	135,874	2,278	138,152	116,866	4,021	120,887
Commercial and multifamily residential	167,413	1,630	169,043	134,443	2,321	136,764
Total real estate construction	303,287	3,908	307,195	251,309	6,342	257,651
Consumer	342,601	18,823	361,424	364,182	23,975	388,157
Less: Net unearned income	(42,373)	—	(42,373)	(59,374)	—	(59,374)
Total loans, net of unearned income	5,634,121	180,906	5,815,027	5,214,794	230,584	5,445,378
Less: Allowance for loan and lease losses	(54,446)	(13,726)	(68,172)	(53,233)	(16,336)	(69,569)
Total loans, net	$5,579,675	$167,180	$5,746,855	$5,161,561	$214,248	$5,375,809
Loans held for sale	$4,509	$—	$4,509	$1,116	$—	$1,116
At December 31, 2015 and 2014, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.0 million and $13.2 million at December 31, 2015 and 2014, respectively. During 2015, advances on related party loans totaled $6 thousand and repayments on related party loans totaled $3.2 million.
At December 31, 2015 and 2014, $2.22 billion and $1.08 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances. The Company has also pledged $50.1 million and $46.0 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at December 31, 2015 and 2014, respectively.
Nonaccrual loans totaled $21.5 million and $31.4 million at December 31, 2015 and 2014, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $1.3 million for 2015, $2.2 million for 2014 and $2.9 million for 2013. There were no loans 90 days past due and still accruing interest as of December 31, 2015 and $1.4 million loans 90 days past due and still accruing interest as of December 31, 2014. At December 31, 2015 and 2014, there were $2.9 million and $349 thousand, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.

The following is an analysis of nonaccrual loans as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$9,395	$15,688	$16,552	$21,453
Unsecured	42	256	247	269
Real estate:
One-to-four family residential	820	1,866	2,822	5,680
Commercial and multifamily residential:
Commercial land	349	332	821	1,113
Income property	2,843	3,124	3,200	5,521
Owner occupied	6,321	8,943	3,826	5,837
Real estate construction:
One-to-four family residential:
Land and acquisition	362	385	95	112
Residential construction	566	679	370	370
Commercial and multifamily residential:
Owner occupied	—	—	480	489
Consumer	766	990	2,939	3,930
Total	$21,464	$32,263	$31,352	$44,774

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of December 31, 2015 and 2014:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,241,069	$11,611	$617	$—	$12,228	$9,395	$2,262,692
Unsecured	94,867	39	—	—	39	42	94,948
Real estate:
One-to-four family residential	170,913	1,637	66	—	1,703	820	173,436
Commercial and multifamily residential:
Commercial land	212,740	69	—	—	69	349	213,158
Income property	1,305,502	1,750	684	—	2,434	2,843	1,310,779
Owner occupied	939,396	599	—	—	599	6,321	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	—	—	—	362	14,750
Residential construction	119,809	—	—	—	—	566	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	—	83,634
Owner occupied	81,671	—	—	—	—	—	81,671
Consumer	328,219	2,597	780	—	3,377	766	332,362
Total	$5,592,208	$18,302	$2,147	$—	$20,449	$21,464	$5,634,121
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,004,418	$5,137	$6,149	$1,372	$12,658	$16,552	$2,033,628
Unsecured	79,661	185	—	—	185	247	80,093
Real estate:
One-to-four family residential	167,197	1,700	45	—	1,745	2,822	171,764
Commercial and multifamily residential:
Commercial land	187,470	1,454	34	—	1,488	821	189,779
Income property	1,294,982	3,031	786	—	3,817	3,200	1,301,999
Owner occupied	839,689	937	289	—	1,226	3,826	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,462	953	—	—	953	95	16,510
Residential construction	97,821	326	—	4	330	370	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	—	73,783
Owner occupied	57,470	—	994	—	994	480	58,944
Consumer	341,032	933	118	10	1,061	2,939	345,032
Total	$5,158,985	$14,656	$8,415	$1,386	$24,457	$31,352	$5,214,794

The following is an analysis of the impaired loans (see Note 1) as of December 31, 2015 and 2014:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,257,168	$5,524	$690	$718	$321	$4,834	$6,455
Unsecured	94,948	—	—	—	—	—	—
Real estate:
One-to-four family residential	172,150	1,286	314	339	314	972	1,397
Commercial and multifamily residential:
Commercial land	213,158	—	—	—	—	—	—
Income property	1,308,673	2,106	—	—	—	2,106	2,311
Owner occupied	940,261	6,055	—	—	—	6,055	8,528
Real estate construction:
One-to-four family residential:
Land and acquisition	14,283	467	—	—	—	467	490
Residential construction	119,813	562	335	335	3	227	227
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	—	—
Owner occupied	81,671	—	—	—	—	—	—
Consumer	332,282	80	15	15	15	65	139
Total	$5,618,041	$16,080	$1,354	$1,407	$653	$14,726	$19,547

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(in thousands)
Commercial business:
Secured	$2,023,104	$10,524	$99	$99	$25	$10,425	$12,410
Unsecured	80,091	2	2	2	2	—	—
Real estate:
One-to-four family residential	169,619	2,145	424	465	120	1,721	2,370
Commercial and multifamily residential:
Commercial land	189,779	—	—	—	—	—	—
Income property	1,295,650	6,349	—	—	—	6,349	10,720
Owner occupied	835,895	8,846	582	582	27	8,264	12,732
Real estate construction:
One-to-four family residential
Land and acquisition	16,401	109	109	109	67	—	—
Residential construction	98,521	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	—	—
Owner occupied	58,944	—	—	—	—	—	—
Consumer	344,908	124	—	—	—	124	201
Total	$5,186,695	$28,099	$1,216	$1,257	$241	$26,883	$38,433

The following table provides additional information on impaired loans for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business
Secured	$7,987	$84	$7,345	$36	$5,636	$19
Unsecured	—	—	19	1	61	3
Real estate:
One-to-four family residential	2,848	47	2,094	49	1,665	63
Commercial & multifamily residential
Commercial land	94	—	82	—	1,691	—
Income property	2,913	36	6,782	270	8,910	238
Owner occupied	7,052	26	9,472	956	10,779	971
Real estate construction:
One-to-four family residential
Land and acquisition	641	5	694	6	2,624	6
Residential construction	648	—	—	—	420	—
Consumer	189	4	147	9	253	6
Total	$22,372	$202	$26,635	$1,327	$32,039	$1,306

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	5	$3,724	$3,706	4	$759	$759	2	$190	$190
Real estate:
One-to-four family residential	1	30	30	2	494	494	1	113	113
Commercial and multifamily residential:
Commercial land	—	—	—	—	—	—	1	137	137
Income property	—	—	—	1	143	126	4	1,186	1,186
Owner occupied	—	—	—	1	1,496	1,496	1	172	172
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	—	—	—	—	1	117	117
Consumer	1	54	54	—	—	—	2	53	53
Total	7	$3,808	$3,790	8	$2,892	$2,875	12	$1,968	$1,968
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had no commitments to lend additional funds on loans classified as TDR as of December 31, 2015 and 2014. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the years ended December 31, 2015, 2014, and 2013.
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
Inputs to the determination of expected cash flows include cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix. The transition matrix is a matrix of probability values that specifies the probability of a loan pool transitioning into a particular delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages, and recovery lags are based upon the collateral within the loan pools.

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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Commercial business	$38,784	$50,334
Real estate:
One-to-four family residential	27,195	31,981
Commercial and multifamily residential	106,308	140,398
Total real estate	133,503	172,379
Real estate construction:
One-to-four family residential	2,326	4,353
Commercial and multifamily residential	1,834	2,588
Total real estate construction	4,160	6,941
Consumer	20,903	26,814
Subtotal of purchased credit impaired loans	197,350	256,468
Less:
Valuation discount resulting from acquisition accounting	16,444	25,884
Allowance for loan losses	13,726	16,336
PCI loans, net of valuation discounts and allowance for loan losses	$167,180	$214,248
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$73,849	$103,907	$166,888
Accretion	(21,919)	(36,066)	(51,816)
Disposals	(1,681)	(3,386)	(6,898)
Reclassifications from (to) nonaccretable difference	8,732	9,394	(4,267)
Balance at end of period	$58,981	$73,849	$103,907
The Company did not acquire any loans accounted for under ASC 310-30 during 2015 or 2014.

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
We have used the same methodology for ALLL calculations during 2015, 2014 and 2013. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to make revisions to our ALLL as necessary to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
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

The following tables show a detailed analysis of the ALLL for loans for the years ended December 31, 2015, 2014 and 2013:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(7,486)	$2,069	$11,815	$32,321	$321	$32,000
Unsecured	927	(780)	267	885	1,299	—	1,299
Real estate:
One-to-four family residential	2,281	(376)	307	(1,296)	916	314	602
Commercial and multifamily residential:
Commercial land	799	—	291	88	1,178	—	1,178
Income property	9,159	(390)	3,568	(5,721)	6,616	—	6,616
Owner occupied	5,007	(115)	116	542	5,550	—	5,550
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	103	(961)	339	—	339
Residential construction	1,860	—	90	(1,217)	733	3	730
Commercial and multifamily residential:
Income property	622	—	8	(242)	388	—	388
Owner occupied	434	—	—	572	1,006	—	1,006
Consumer	3,180	(2,066)	931	1,486	3,531	15	3,516
Purchased credit impaired	16,336	(13,854)	7,329	3,915	13,726	—	13,726
Unallocated	1,844	—	—	(1,275)	569	—	569
Total	$69,569	$(25,067)	$15,079	$8,591	$68,172	$653	$67,519

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2014	(in thousands)
Commercial business:
Secured	$31,027	$(4,159)	$2,637	$(3,582)	$25,923	$25	$25,898
Unsecured	696	(130)	370	(9)	927	2	925
Real estate:
One-to-four family residential	1,252	(230)	159	1,100	2,281	120	2,161
Commercial and multifamily residential:
Commercial land	489	(29)	70	269	799	—	799
Income property	9,234	(1,934)	819	1,040	9,159	—	9,159
Owner occupied	3,605	(1,030)	51	2,381	5,007	27	4,980
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	740	(153)	1,197	67	1,130
Residential construction	822	—	1,190	(152)	1,860	—	1,860
Commercial and multifamily residential:
Income property	285	—	—	337	622	—	622
Owner occupied	58	—	—	376	434	—	434
Consumer	2,547	(2,774)	1,353	2,054	3,180	—	3,180
Purchased credit impaired	20,174	(14,436)	7,721	2,877	16,336	—	16,336
Unallocated	1,655	—	—	189	1,844	—	1,844
Total	$72,454	$(24,722)	$15,110	$6,727	$69,569	$241	$69,328

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2013	(in thousands)
Commercial business:
Secured	$27,270	$(4,148)	$1,512	$6,393	$31,027	$343	$30,684
Unsecured	753	(794)	932	(195)	696	35	661
Real estate:
One-to-four family residential	694	(228)	270	516	1,252	138	1,114
Commercial and multifamily residential:
Commercial land	460	(20)	169	(120)	489	—	489
Income property	11,033	(1,405)	489	(883)	9,234	26	9,208
Owner occupied	6,362	(1,118)	375	(2,014)	3,605	1,073	2,532
Real estate construction:
One-to-four family residential:
Land and acquisition	1,171	(32)	2,553	(3,082)	610	71	539
Residential construction	635	(101)	112	176	822	—	822
Commercial and multifamily residential:
Income property	316	—	—	(31)	285	—	285
Owner occupied	102	—	—	(44)	58	—	58
Consumer	2,437	(2,242)	552	1,800	2,547	4	2,543
Purchased credit impaired	30,056	(13,853)	7,232	(3,261)	20,174	—	20,174
Unallocated	1,011	—	—	644	1,655	—	1,655
Total	$82,300	$(23,941)	$14,196	$(101)	$72,454	$1,690	$70,764
Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$2,655	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	275	150	590
Ending balance	$2,930	$2,655	$2,505
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$2,146,729	$59,746	$56,217	$—	$—	$2,262,692
Unsecured	93,347	278	1,323	—	—	94,948
Real estate:
One-to-four family residential	171,945	52	1,439	—	—	173,436
Commercial and multifamily residential:
Commercial land	207,768	4,966	424	—	—	213,158
Income property	1,296,043	5,889	8,847	—	—	1,310,779
Owner occupied	918,986	9,668	17,662	—	—	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	362	—	—	14,750
Residential construction	119,243	—	1,132	—	—	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	83,634
Owner occupied	81,270	—	401	—	—	81,671
Consumer	328,286	—	4,076	—	—	332,362
Total	$5,461,639	$80,599	$91,883	$—	$—	5,634,121
Less:
Allowance for loan losses						54,446
Loans, excluding PCI loans, net						$5,579,675

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$1,963,210	$15,790	$54,628	$—	$—	$2,033,628
Unsecured	79,534	—	559	—	—	80,093
Real estate:
One-to-four family residential	163,914	55	7,795	—	—	171,764
Commercial and multifamily residential:
Commercial land	183,701	4,217	1,861	—	—	189,779
Income property	1,287,729	5,885	8,385	—	—	1,301,999
Owner occupied	825,694	7,876	11,171	—	—	844,741
Real estate construction:
One-to-four family residential:
Land and acquisition	15,307	167	1,036	—	—	16,510
Residential construction	96,031	909	1,581	—	—	98,521
Commercial and multifamily residential:
Income property	73,783	—	—	—	—	73,783
Owner occupied	58,055	—	889	—	—	58,944
Consumer	339,695	68	5,269	—	—	345,032
Total	$5,086,653	$34,967	$93,174	$—	$—	5,214,794
Less:
Allowance for loan losses						53,233
Loans, excluding PCI loans, net						$5,161,561

The following is an analysis of the credit quality of our PCI loan portfolio as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$31,468	$101	$5,995	$—	$—	$37,564
Unsecured	1,218	—	2	—	—	1,220
Real estate:
One-to-four family residential	25,018	—	2,177	—	—	27,195
Commercial and multifamily residential:
Commercial land	8,234	—	664	—	—	8,898
Income property	36,426	—	5,916	—	—	42,342
Owner occupied	53,071	261	1,736	—	—	55,068
Real estate construction:
One-to-four family residential:
Land and acquisition	1,086	—	479	—	—	1,565
Residential construction	427	—	334	—	—	761
Commercial and multifamily residential:
Income property	1,303	—	—	—	—	1,303
Owner occupied	531	—	—	—	—	531
Consumer	20,122	—	781	—	—	20,903
Total	$178,904	$362	$18,084	$—	$—	197,350
Less:
Valuation discount resulting from acquisition accounting						16,444
Allowance for loan losses						13,726
PCI loans, net						$167,180

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(in thousands)
PCI loans:
Commercial business:
Secured	$37,927	$937	$9,223	$—	$—	$48,087
Unsecured	2,156	—	91	—	—	2,247
Real estate:
One-to-four family residential	28,822	—	3,159	—	—	31,981
Commercial and multifamily residential:
Commercial land	9,104	—	6,240	—	—	15,344
Income property	51,435	1,892	7,186	—	—	60,513
Owner occupied	58,629	346	5,566	—	—	64,541
Real estate construction:
One-to-four family residential:
Land and acquisition	1,595	—	913	—	—	2,508
Residential construction	741	—	1,104	—	—	1,845
Commercial and multifamily residential:
Income property	1,435	—	227	—	—	1,662
Owner occupied	926	—	—	—	—	926
Consumer	24,037	—	2,777	—	—	26,814
Total	$216,807	$3,175	$36,486	$—	$—	256,468
Less:
Valuation discount resulting from acquisition accounting						25,884
Allowance for loan losses						16,336
PCI loans, net						$214,248

7.	Other Real Estate Owned
The following table sets forth activity in OREO for the period:

	December 31, 2015	December 31, 2014
	(in thousands)
Balance, beginning of period	$22,190	$35,927
Established through acquisitions	—	2,752
Transfers in	8,688	10,200
Valuation adjustments	(1,986)	(4,039)
Proceeds from sale of OREO property	(19,292)	(28,559)
Gain on sale of OREO, net	4,138	5,909
Balance, end of period	$13,738	$22,190
At December 31, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $2.4 million and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.3 million.
8. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to our four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for non-single family and single-family mortgage loans are in effect for five and ten years, respectively, and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through the end of the first quarter of 2015. Accordingly, further activity will be limited to recoveries through the first quarter of 2018 for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of December 31, 2015 and 2014, the net present value of the Bank’s estimated clawback liability is $5.2 million and $4.2 million, respectively, which is included in other liabilities on the consolidated balance sheet.
At December 31, 2015 and 2014, the FDIC loss-sharing asset is comprised of an FDIC indemnification asset of $6.0 million and $13.1 million, respectively, and an FDIC receivable of $605 thousand and $2.1 million, respectively. The indemnification represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the years ending December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Balance at beginning of period	$15,174	$39,846
Adjustments not reflected in income:
Cash received from the FDIC, net	(2,794)	(2,499)
FDIC reimbursable recoveries, net	(1,802)	(2,184)
Adjustments reflected in income:
Amortization, net	(6,184)	(21,279)
Loan impairment	2,268	2,301
Sale of other real estate	(1,237)	(2,179)
Write-downs of other real estate	1,158	1,065
Other	(15)	103
Balance at end of period	$6,568	$15,174
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	December 31, 2015
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$130	$2,598	$1,886	$1,954	$6,568
Clawback liability	$3,248	$1,227	$—	$679	$5,154
Non-single family covered assets	$73,707	$12,111	$9,405	$15,596	$110,819
Single family covered assets	$8,114	$22,962	$6,180	$1,766	$39,022

Loss-sharing expiration dates:
Non-single family	First Quarter 2015	First Quarter 2015	Second Quarter 2016	Second Quarter 2016
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021

9.	Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2015	2014
	(in thousands)
Land	$51,446	$52,338
Buildings	102,808	103,240
Leasehold improvements	20,604	21,199
Furniture and equipment	28,662	28,486
Vehicles	587	596
Computer software	17,294	15,666
Total cost	221,401	221,525
Less accumulated depreciation and amortization	(57,162)	(49,435)
Total	$164,239	$172,090
Total depreciation and amortization expense was $12.3 million, $10.9 million, and $10.2 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
In 2015, the Company committed to a plan to abandon a long-lived asset acquired in the Intermountain transaction. The Company tested the asset for recoverability and no impairment loss was indicated. In conjunction with the recoverability test, the Company determined the asset would be abandoned before the end of its previously estimated useful life and revised its depreciation estimates accordingly. The total expected after tax expense related this activity is $2.1 million. For the current period, the revision resulted in a $514 thousand reduction to net income which was recorded to the line item Occupancy in the consolidated statements of income. The remaining after-tax expense of $1.6 million is expected to be incurred in the first quarter of 2016.

10.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 31, 2015 and concluded that there was no impairment. As of December 31, 2015 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.

The following table sets forth activity for goodwill and other intangible assets for the period:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Goodwill, beginning of period	$382,537	$343,952	$115,554
Established through acquisitions and provisional period adjustments (1)	225	38,585	228,398
Total goodwill, end of period	382,762	382,537	343,952
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	58,598	47,698	32,441
Accumulated amortization, beginning of period	(29,058)	(22,765)	(16,720)
Core deposit intangible, net, beginning of period	29,540	24,933	15,721
Established through acquisitions	—	10,900	15,257
CDI current period amortization	(6,882)	(6,293)	(6,045)
Total core deposit intangible, end of period	22,658	29,540	24,933
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	23,577	30,459	25,852
Total goodwill and intangible assets, end of period	$406,339	$412,996	$369,804
__________
(1) See Note 2, Business Combinations, for additional information regarding the current period adjustment to goodwill related to the acquisition of Intermountain on November 1, 2014.
The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2016	$5,945
2017	4,913
2018	3,855
2019	2,951
2020	2,048

11.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2015	2014
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,507,358	$2,651,373
Interest-bearing demand	925,909	1,304,258
Money market	1,788,552	1,760,331
Savings	657,016	615,721
Certificates of deposit less than $100,000	249,031	288,261
Total core deposits	7,127,866	6,619,944
Certificates of deposit greater than $100,000	182,973	202,014
Certificates of deposit insured through CDARS®	26,901	18,429
Brokered money market accounts	100,854	83,402
Subtotal	7,438,594	6,923,789
Valuation adjustment resulting from acquisition accounting	235	933
Total deposits	$7,438,829	$6,924,722
Overdrafts of $1.8 million and $1.3 million were reclassified as loan balances at December 31, 2015 and 2014, respectively.
The following table shows the amount and maturity of time deposits that had balances of $100,000 or greater:

Years Ending December 31,	(in thousands)
2016	$168,149
2017	25,703
2018	4,837
2019	4,161
2020	6,803
Thereafter	221
Total	$209,874

12.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Des Moines (“FHLB”) to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. At December 31, 2015 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Within 1 year	0.34%	$62,000
Over 1 through 5 years	5.66%	1,000
Due after 10 years	5.37%	5,000
Total		68,000
Valuation adjustment from acquisition accounting		531
Total		$68,531
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
	(dollars in thousands)
Balance at end of year	$68,531	$216,568	$36,606
Average balance during the year	$70,678	$44,876	$51,030
Maximum month-end balance during the year	$242,556	$216,568	$190,631
Weighted average rate during the year	0.68%	0.74%	1.12%
Weighted average rate at December 31	0.79%	0.41%	1.09%
FHLB advances are collateralized by the following:

	December 31,
	2015	2014
	(in thousands)
Recorded value of blanket pledge on loans receivable	$1,399,201	$1,083,879
Total	$1,399,201	$1,083,879
FHLB borrowing capacity	$1,328,971	$865,138
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
The following table shows amounts pledged to the Federal Reserve Bank:

	December 31,
	2015	2014
	(in thousands)
Fair value of investment securities	$47,516	$40,128
Recorded value of pledged commercial loans	37,912	46,002
Total	$85,428	$86,130
Federal Reserve Bank borrowing capacity	$85,428	$86,130

13.	Securities Sold Under Agreements to Repurchase
Securities Sold Under Agreements to Repurchase - Term
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2015 and 2014, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.2 million at December 31, 2015 were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement in 2018, the pledged securities will be returned to the Company.
Securities Sold Under Agreements to Repurchase - Sweep
These sweep repurchase agreements are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the consolidated financial statements. These agreements had a balance of $74.7 million and a weighted average interest rate of 0.11% at December 31, 2015. All of these repurchase agreements in existence at December 31, 2015 mature on a daily basis. Securities available for sale with a carrying amount of $86.0 million at December 31, 2015 were pledged as collateral for the sweep repurchase agreement borrowings.
14. Other Borrowings
On November 1, 2014, with its acquisition of Intermountain, the Company assumed $16.5 million of trust preferred obligations. The Company redeemed $8.3 million of these obligations during 2014. The remaining $8.2 million of obligations bore interest at a rate of 3.03%, paid quarterly. On January 7, 2015, the Company redeemed the remaining $8.2 million trust preferred obligations.

15.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2015 and 2014 was $264.4 million and $215.6 million, respectively. During 2015 a mark-to-market gain of $11 thousand was recorded and during 2014 a mark-to-market loss of $51 thousand was recorded, both to other noninterest expense. There was no earnings impact for the year ending December 31, 2013.

The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2015 and 2014:

	Asset Derivatives				Liability Derivatives
	2015		2014		2015		2014
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$12,438	Other assets	$11,800	Other liabilities	$12,478	Other liabilities	$11,851
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
December 31, 2015	(in thousands)
Assets
Interest rate contracts	$12,438	$—	$12,438	$—	$12,438
Liabilities
Interest rate contracts	$12,478	$—	$12,478	$(12,478)	$—
Repurchase agreements	$99,699	$—	$99,699	$(99,699)	$—

December 31, 2014
Assets
Interest rate contracts	$11,800	$—	$11,800	$—	$11,800
Liabilities
Interest rate contracts	$11,851	$—	$11,851	$(11,851)	$—
Repurchase agreements	$105,080	$—	$105,080	$(105,080)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2015	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$74,699	$—	$—	$25,000	$99,699
Gross amount of recognized liabilities for repurchase agreements					99,699
Amounts related to agreements not included in offsetting disclosure					$—

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
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits eligible Columbia Bank employees, those who are at least 18 years of age and have completed three months of service, to contribute up to 75% of their eligible compensation to the 401(k) Plan. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $2.3 million during 2015, $2.0 million during 2014, and $1.9 million during 2013, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $5.2 million during 2015, $4.4 million during 2014 and $4.0 million during 2013.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 42,134 shares for $1.2 million in 2015, 34,168 shares for $904 thousand in 2014 and 32,598 shares for $686 thousand in 2013. At December 31, 2015 there were 499,610 shares available for purchase under the ESP plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 4-10 year period and provide a fixed annual benefit over a 5-10 year period. At December 31, 2015 and 2014 the liability associated with these plans was $4.9 million and $4.8 million, respectively. Expense associated with these plans for the years ended December 31, 2015, 2014 and 2013 was $859 thousand, $588 thousand and $458 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using “RP-2014 Adjusted to 2006 Total Dataset Mortality Table with Scale MP-2015 projected to 2026” for the mortality assumptions and discount rate of 4.26% for 2015 and 5.10% for 2014. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in other liabilities on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$16,541	$16,423
Established through acquisitions	—	511
Change in actuarial loss	4,874	—
Plan amendments	2,617	—
Benefit expense	2,491	1,325
Benefit payments	(979)	(1,718)
Balance at end of year	$25,544	$16,541
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2016	$994
2017	1,128
2018	1,510
2019	1,548
2020	2,568
2021 through 2025	10,492
Total	$18,240

17.	Commitments and Contingent Liabilities
Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2016 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2015, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2016	$6,774
2017	5,621
2018	4,983
2019	4,606
2020	3,810
Thereafter	13,968
Total minimum payments	$39,762
Total rental expense on buildings and equipment, net of rental income of $1.1 million, $756 thousand and $673 thousand, was $7.4 million, $8.3 million and $8.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2015 and 2014, the Company’s loan commitments amounted to $1.93 billion and $1.58 billion, respectively. Standby letters of credit were $38.7 million and $36.7 million at December 31, 2015 and 2014, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $5.0 million and $4.4 million at December 31, 2015 and 2014, respectively.

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
Dividends. On January 29, 2015, the Company declared a quarterly cash dividend of $0.16 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.14 per common share and common share equivalent for holders of preferred stock, both payable on February 25, 2015 to shareholders of record as of the close of business on February 11, 2015.
On April 22, 2015 the Company declared a quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.16 per common share and common share equivalent for holders of preferred stock, both payable on May 20, 2015 to shareholders of record at the close of business on May 6, 2015.
On July 23, 2015 the Company declared a quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.16 per common share and common share equivalent for holders of preferred stock, both payable on August 19, 2015 to shareholders of record at the close of business on August 5, 2015.
On October 29, 2015 the Company declared a quarterly cash dividend of $0.18 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, both payable on November 25, 2015 to shareholders of record at the close of business on November 11, 2015.
Subsequent to year end, on January 28, 2016 the Company declared a quarterly cash dividend of $0.18 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, both payable on February 24, 2016, to shareholders of record at the close of business on February 10, 2016.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

19. Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Year Ended December 31, 2015	(in thousands)
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive loss before reclassifications	(6,069)	(5,054)	(11,123)
Amounts reclassified from accumulated other comprehensive income (2)	(1,007)	214	(793)
Net current-period other comprehensive loss	(7,076)	(4,840)	(11,916)
Ending balance	$386	$(6,681)	$(6,295)
Year Ended December 31, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive income (2)	(352)	95	(257)
Net current-period other comprehensive income	17,570	95	17,665
Ending balance	$7,462	$(1,841)	$5,621
Year Ended December 31, 2013
Beginning balance	$20,918	$(769)	$20,149
Other comprehensive loss before reclassifications	(30,727)	(1,432)	(32,159)
Amounts reclassified from accumulated other comprehensive income (2)	(299)	265	(34)
Net current-period other comprehensive loss	(31,026)	(1,167)	(32,193)
Ending balance	$(10,108)	$(1,936)	$(12,044)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$1,581	$552	$462	Investment securities gains, net
	1,581	552	462	Total before tax
	(574)	(200)	(163)	Income tax provision
	$1,007	$352	$299	Net of tax

Amortization of pension plan liability actuarial losses	$(336)	$(149)	$(400)	Compensation and employee benefits
	(336)	(149)	(400)	Total before tax
	122	54	135	Income tax benefit
	$(214)	$(95)	$(265)	Net of tax

20.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2015 and 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2015	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,286,489	$—	$1,286,489	$—
State and municipal securities	492,169	—	492,169	—
U.S. government agency and government-sponsored enterprise securities	353,782	—	353,782	—
U.S. government securities	20,137	20,137	—	—
Other securities	5,117	—	5,117	—
Total securities available for sale	$2,157,694	$20,137	$2,137,557	$—
Other assets (Interest rate contracts)	$12,438	$—	$12,438	$—
Liabilities
Other liabilities (Interest rate contracts)	$12,478	$—	$12,478	$—

	Fair value at December 31, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,162,387	$—	$1,162,387	$—
State and municipal debt securities	496,484	—	496,484	—
U.S. government agency and government-sponsored enterprise securities	413,706	—	413,706	—
U.S. government securities	20,499	20,499	—	—
Other securities	5,181	—	5,181	—
Total securities available for sale	$2,098,257	$20,499	$2,077,758	$—
Other assets (Interest rate contracts)	$11,800	$—	$11,800	$—
Liabilities
Other liabilities (Interest rate contracts)	$11,851	$—	$11,851	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the years ended December 31, 2015 and 2014. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2015 and 2014:

	Fair value at December 31, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$758	$—	$—	$758	$653
OREO	4,524	—	—	4,524	949
	$5,282	$—	$—	$5,282	$1,602

	Fair value at December 31, 2014	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2014
		Level 1	Level 2	Level 3
	(in thousands)
OREO	$5,365	$—	$—	$5,365	$1,008
	$5,365	$—	$—	$5,365	$1,008

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

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2015 and 2014, along with the valuation techniques used, are shown in the following tables:

	Fair value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$380	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	378	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
OREO	4,524	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of equipment and life insurance).
(2) Quantitative disclosures are not provided because there were no adjustments made to the appraisal value during the current period.
(3) Other collateral consists of equipment and life insurance.

	Fair value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
OREO	$5,365	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans held for sale—The carrying amount of loans held for sale approximates their fair values due to the short period of time between the origination and sales dates (Level 2).
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2015 or 2014 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2015 (Level 3).
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
Other Borrowings— Other borrowings are trust preferred obligations assumed by the Company in the Intermountain acquisition. The fair value is estimated as the carrying value as these obligations are redeemable and a market participant would expect redemption in the near-term. On January 7, 2015, the Company redeemed all remaining trust preferred obligations (Level 2).
Other financial instruments—The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$166,929	$166,929	$166,929	$—	$—
Interest-earning deposits with banks	8,373	8,373	8,373	—	—
Securities available for sale	2,157,694	2,157,694	20,137	2,137,557	—
FHLB stock	12,722	12,722	—	12,722	—
Loans held for sale	4,509	4,509	—	4,509	—
Loans	5,746,855	5,752,423	—	—	5,752,423
FDIC loss-sharing asset	6,568	921	—	—	921
Interest rate contracts	12,438	12,438	—	12,438	—
Liabilities
Deposits	$7,438,829	$7,434,787	$6,979,924	$454,863	$—
FHLB advances	68,531	69,176	—	69,176	—
Repurchase agreements	99,699	100,346	—	100,346	—
Interest rate contracts	12,478	12,478	—	12,478	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$171,221	$171,221	$171,221	$—	$—
Interest-earning deposits with banks	16,949	16,949	16,949	—	—
Securities available for sale	2,098,257	2,098,257	20,499	2,077,758	—
FHLB stock	33,365	33,365	—	33,365	—
Loans held for sale	1,116	1,116	—	1,116	—
Loans	5,375,809	5,516,286	—	—	5,516,286
FDIC loss-sharing asset	15,174	4,054	—	—	4,054
Interest rate contracts	11,800	11,800	—	11,800	—
Liabilities
Deposits	$6,924,722	$6,921,804	$6,416,017	$505,787	$—
FHLB advances	216,568	217,296	—	217,296	—
Repurchase agreements	105,080	106,171	—	106,171	—
Other borrowings	8,248	8,248	—	8,248	—
Interest rate contracts	11,851	11,851	—	11,851	—

21.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands except per share)
Basic EPS:
Net income	$98,827	$81,574	$60,016
Less: Earnings allocated to participating securities
Preferred shares	175	157	95
Nonvested restricted shares	1,075	780	523
Earnings allocated to common shareholders	$97,577	$80,637	$59,398
Weighted average common shares outstanding	57,019	52,618	47,993
Basic earnings per common share	$1.71	$1.53	$1.24
Diluted EPS:
Earnings allocated to common shareholders (1)	$97,577	$80,640	$59,407
Weighted average common shares outstanding	57,019	52,618	47,993
Dilutive effect of equity awards and warrants	13	565	1,058
Weighted average diluted common shares outstanding	57,032	53,183	49,051
Diluted earnings per common share	$1.71	$1.52	$1.21
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	37	64	64
 __________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

22.	Share-Based Payments
At December 31, 2015, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 1,800,000 shares.
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

A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2015, 2014 and 2013 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	384,090	$19.54
Granted	203,441	$20.78
Vested	(117,153)	$16.90
Forfeited	(59,780)	$20.24
Nonvested at December 31, 2013	410,598	$20.79
Granted	246,068	$25.97
Vested	(108,371)	$21.45
Forfeited	(28,510)	$21.92
Nonvested at December 31, 2014	519,785	$23.03
Granted	306,007	$28.57
Vested	(131,775)	$21.55
Forfeited	(28,315)	$24.79
Nonvested at December 31, 2015	665,702	$25.80
As of December 31, 2015, there was $9.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2015, 2014, and 2013 was $2.8 million, $2.3 million, and $2.5 million, respectively.
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

A summary of option activity under the Plan as of December 31, 2015, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2014	75,998	$62.41
Forfeited	(6,387)	$79.60
Expired	(17,027)	$88.76
Exercised	(7,898)	$20.82
Balance at December 31, 2015	44,686	$57.26	2.2	$403
Vested or expected to vest at December 31, 2015	44,686	$57.26	2.2	$403
Total Exercisable at December 31, 2015	44,686	$57.26	2.2	$403

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $85 thousand, $138 thousand, and $410 thousand, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2013 was $3.06. There were no options granted during the years ended December 31, 2015 and 2014. There were no options that vested during the years ended December 2015, 2014, and 2013.
As of December 31, 2015, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$0.00 - $9.99	17,635	3.3	$9.91	17,635	$9.91
$10.00 - $19.99	221	4.5	$11.29	221	$11.29
$40.00 - $49.99	349	2.5	$44.49	349	$44.49
$50.00 - $136.93	26,481	1.4	$89.34	26,481	$89.34
	44,686	2.2	$57.26	44,686	$57.26
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2015, 2014 and 2013, the Company recognized pre-tax share-based compensation expense of $4.1 million, $2.9 million and $2.8 million, respectively.

23.	Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax expense	$36,426	$21,565	$21,581
Deferred tax expense	6,367	14,646	5,413
Total	$42,793	$36,211	$26,994

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$26,024	$26,341
Supplemental executive retirement plan	10,770	9,037
Stock option and restricted stock	1,423	1,177
OREO	813	1,101
Nonaccrual interest	69	68
Purchase accounting	9,457	15,272
Unrealized loss on investment securities	3,916	—
Net operating losses and credit carryforwards	11,467	14,929
Other	180	532
Total deferred tax assets	64,119	68,457
Deferred tax liabilities:
Asset purchase tax basis difference	(9,058)	(6,595)
FHLB stock dividends	(1,232)	(4,086)
Deferred loan fees	(5,202)	(4,691)
Unrealized gain on investment securities	—	(2,987)
Depreciation	(3,730)	(5,394)
Total deferred tax liabilities	(19,222)	(23,753)
Net deferred tax asset	$44,897	$44,704
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$49,567	35%	$41,225	35%	$30,454	35%
Reduction resulting from:
Tax exempt instruments	(6,761)	(5)%	(5,328)	(5)%	(4,113)	(5)%
Life insurance proceeds	(1,554)	(1)%	(1,352)	(1)%	(1,250)	(1)%
Acquisition costs	—	—%	448	—%	1,362	2%
Other, net	1,541	1%	1,218	2%	541	—%
Income tax provision	$42,793	30%	$36,211	31%	$26,994	31%
As of December 31, 2015 and 2014, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2015 and 2014. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2015, 2014, 2013 and 2012. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $23.6 million, $32.7 million and $540 thousand, respectively, which begin to expire in 2024 and federal and Oregon credit carryforwards of $569 thousand and $1.5 million, respectively. Federal credit carryforwards are related to alternative minimum taxes and have no expiration while the Oregon credit carryforwards begin to expire in 2016. The amount of carryforwards that may be utilized annually is limited under Sections 382 and 383 as a result of changes in control. Management believes that these carryforwards will be used in the normal course of business, and as such, has not recorded a valuation allowance.

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
Basel III capital requirements became effective on January 1, 2015. The new capital requirements, among other things (i) specify that Tier 1 capital consists of “Common Equity Tier 1,” or CET1, and “Additional Tier 1 capital” instruments meeting specified requirements, (ii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iii) expand the scope of the deductions/adjustments to capital as compared to existing regulations. Under the requirements that are now effective, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital to risk-weighted assets, (iii) 8% total capital to risk-weighted assets and (iv) 4% Tier 1 capital to average total assets (Tier 1 leverage). The Company and the Bank have made the one-time election to opt-out of including accumulated other comprehensive income items in regulatory capital calculations.
The New Capital Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. We believe that, as of December 31, 2015, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
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
As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.

The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2015
CET1 Capital (to risk-weighted assets):
The Company	$852,731	11.94%	$321,370	4.5%	N/A	N/A
Columbia Bank	$839,127	11.76%	$321,168	4.5%	$463,909	6.5%
Tier 1 Capital (to risk-weighted assets):
The Company	$853,182	11.95%	$428,493	6.0%	N/A	N/A
Columbia Bank	$839,127	11.76%	$428,223	6.0%	$570,965	8.0%
Total Capital (to risk-weighted assets):
The Company	$924,284	12.94%	$571,324	8.0%	N/A	N/A
Columbia Bank	$910,229	12.75%	$570,965	8.0%	$713,706	10.0%
Tier 1 Capital Leverage (to average assets):
The Company	$853,182	10.03%	$340,420	4.0%	N/A	N/A
Columbia Bank	$839,127	9.89%	$339,405	4.0%	$424,256	5.0%
As of December 31, 2014
Tier 1 Capital (to risk-weighted assets):
The Company	$817,805	12.98%	$251,995	4.0%	N/A	N/A
Columbia Bank	$788,531	12.52%	$251,926	4.0%	$377,889	6.0%
Total Capital (to risk-weighted assets):
The Company	$890,029	14.13%	$503,989	8.0%	N/A	N/A
Columbia Bank	$860,755	13.67%	$503,852	8.0%	$629,816	10.0%
Tier 1 Capital Leverage (to average assets):
The Company	$817,805	10.57%	$309,579	4.0%	N/A	N/A
Columbia Bank	$788,531	9.79%	$322,029	4.0%	$402,537	5.0%

25.	Branch Sales
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

26.	Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2015	2014
	(in thousands)
Assets
Cash and due from banking subsidiary	$3,429	$10,322
Interest-earning deposits	560	12,274
Total cash and cash equivalents	3,989	22,596
Investment in banking subsidiary	1,228,070	1,207,143
Investment in other subsidiaries	5,567	5,351
Other assets	4,833	5,273
Total assets	$1,242,459	$1,240,363
Liabilities and Shareholders’ Equity
Other borrowings	$—	$8,248
Other liabilities	331	3,940
Total liabilities	331	12,188
Shareholders’ equity	1,242,128	1,228,175
Total liabilities and shareholders’ equity	$1,242,459	$1,240,363
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income
Dividend from banking subsidiary	$67,000	$16,200	$183,000
Interest-earning deposits	5	25	68
Other income	92	10	7
Total income	67,097	16,235	183,075
Expense
Compensation and employee benefits	618	530	658
Other borrowings	5	83	258
Other expense	1,368	1,433	4,162
Total expenses	1,991	2,046	5,078
Income before income tax benefit and equity in undistributed (excess distributed) earnings of subsidiaries	65,106	14,189	177,997
Income tax benefit	(663)	(704)	(1,552)
Income before equity in undistributed (excess distributed) earnings of subsidiaries	65,769	14,893	179,549
Equity in undistributed (excess distributed) earnings of subsidiaries	33,058	66,681	(119,533)
Net income	$98,827	$81,574	$60,016

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities
Net income	$98,827	$81,574	$60,016
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) excess distributed earnings of subsidiaries	(33,058)	(66,681)	119,533
Stock-based compensation expense	4,090	2,859	2,844
Net changes in other assets and liabilities	(3,170)	(403)	6,830
Net cash provided by operating activities	66,689	17,349	189,223
Investing Activities
Net cash acquired (paid) in business combinations	—	10,277	(53,159)
Net cash provided by (used in) investing activities	—	10,277	(53,159)
Financing Activities
Preferred stock dividends	(137)	(96)	(32)
Common stock dividends	(77,263)	(49,494)	(19,858)
Repayment of other borrowings	(8,248)	(14,636)	(51,000)
Exercise of warrants	—	5,000	—
Purchase and retirement of common stock	(906)	(622)	(429)
Proceeds from exercise of stock options	1,258	929	1,092
Downstream stock offering proceeds to the Bank	—	—	(100,000)
Excess tax benefit associated with share-based compensation	—	205	1,203
Net cash used in financing activities	(85,296)	(58,714)	(169,024)
Decrease in cash and cash equivalents	(18,607)	(31,088)	(32,960)
Cash and cash equivalents at beginning of year	22,596	53,684	86,644
Cash and cash equivalents at end of year	$3,989	$22,596	$53,684

27.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2015
Total interest income	$81,417	$82,040	$82,665	$82,769	$328,891
Total interest expense	1,053	1,030	971	950	4,004
Net interest income	80,364	81,010	81,694	81,819	324,887
Provision for loan and lease losses	1,209	2,202	2,831	2,349	8,591
Noninterest income	22,767	21,462	22,499	24,745	91,473
Noninterest expense	66,734	68,471	64,067	66,877	266,149
Income before income taxes	35,188	31,799	37,295	37,338	141,620
Provision for income taxes	10,827	9,853	11,515	10,598	42,793
Net income	$24,361	$21,946	$25,780	$26,740	$98,827
Per common share (1)
Earnings (basic)	$0.42	$0.38	$0.45	$0.46	$1.71
Earnings (diluted)	$0.42	$0.38	$0.45	$0.46	$1.71
2014
Total interest income	$74,925	$76,087	$77,133	$79,897	$308,042
Total interest expense	985	963	913	1,133	3,994
Net interest income	73,940	75,124	76,220	78,764	304,048
Provision for loan and lease losses	1,922	2,117	980	1,708	6,727
Noninterest income	14,008	14,627	15,930	15,185	59,750
Noninterest expense	57,386	57,764	59,982	64,154	239,286
Income before income taxes	28,640	29,870	31,188	28,087	117,785
Provision for income taxes	8,796	8,643	9,605	9,167	36,211
Net income	$19,844	$21,227	$21,583	$18,920	$81,574
Per common share (1)
Earnings (basic)	$0.38	$0.40	$0.41	$0.34	$1.53
Earnings (diluted)	$0.37	$0.40	$0.41	$0.34	$1.52
 __________
(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal year that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 26, 2016

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2016 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2015 fiscal year and is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2016.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February 2016.

Principal Executive Officer:

By:	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer
Melanie J. Dressel, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 26, 2016 as attorney in fact for the following directors who constitute a majority of the board of directors.

[David A. Dietzler]	[Thomas M. Hulbert]
[Melanie J. Dressel]	[Michelle M. Lantow]
[Craig D. Eerkes]	[S. Mae Fujita Numata]
[Ford Elsaesser]	[Elizabeth W. Seaton]
[Mark A. Finkelstein]	[William T. Weyerhaeuser]
[John P. Folsom]

/s/ MELANIE J. DRESSEL
Melanie J. Dressel
Attorney-in-fact

February 26, 2016

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (3)

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation (4)

3.5	Amended and Restated Bylaws (5)

4.1	Specimen of common stock certificate (6)

4.2
Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1*	Amended and Restated Stock Option and Equity Compensation Plan (7)

10.2*	Form of Stock Option Agreement (8)

10.3*	Form of Restricted Stock Agreement (8)

10.4*	Form of Stock Appreciation Right Agreement (8)

10.5*	Form of Restricted Stock Unit Agreement (8)

10.6*	Form of Long-Term Restricted Stock Agreement (9)

10.7*	Amended and Restated Employee Stock Purchase Plan (10)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (11)

10.9*	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (12)

10.10*	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (13)

10.11*	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (14)

10.12*	Amendment to Employment Agreement effective February 27, 2015 among the Bank, the Company and Melanie J. Dressel (15)

10.13*	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (16)

10.14*	Change in Control Agreement between the Bank and Mark W. Nelson dated as of October 23, 2012 (17)

10.15*	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2012 (17)

10.16*	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (18)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.17*	Second Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel and Mark W. Nelson, respectively (19)

10.18*	First Amendment to the Second Amended and Restated Executive Supplemental Compensation Agreement, by and between the Bank and Melanie J. Dressel, effective February 27, 2015 (15)

10.19*	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (16)

10.20*	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (8)

10.21*	Form of Indemnification Agreement between the Company and its directors (14)

10.22*	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015 (15)

10.23*	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015 (15)

10.24*	Change in Control Agreement between the Bank and Hadley S. Robbins dated February 4, 2014 (effective March 1, 2014) (20)

10.25*	West Coast Bancorp 2002 Stock Incentive Plan (21)

10.26*	West Coast Bancorp 2012 Omnibus Incentive Plan (21)

10.27*	2014 Stock Option and Equity Compensation Plan (22)

10.28*	2014 Form of Restricted Stock Agreement (22)

10.29*	2014 Form of Stock Option Agreement (22)

10.30*	2014 Form of Stock Appreciation Rights Agreement (22)

10.31*	2014 Form of Restricted Stock Unit Agreement (22)

10.32*	2014 Form of Cash Award Agreement (22)

10.33*	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015 (15)

10.34*	Change in Control Agreement between the Bank and Andrew L. McDonald dated June 1, 2014 (23)

10.35*	Employment Agreement among the Bank, the Company and Hadley S. Robbins dated September 25, 2012 (24)

10.36*	Change in Control Agreement between the Bank and David C. Lawson, dated September 25, 2013 (24)

10.37*
First Amendment to the Restated and Amended West Coast Bank Supplemental Executive Retirement Plan Agreement, by and among the Company (as successor-in-interest to the West Coast Bancorp), Bank (as successor-in-interest to West Coast Bank) and Hadley S. Robbins, effective February 27, 2015 (15)

10.38*	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective February 27, 2015 (15)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.39*	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (15)

10.40*	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel (25)

10.41*	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated October 30, 2015 by and between Columbia State Bank and Melanie J. Dressel (25)

10.42*+	Change in Control Agreement between the Bank and Kumi Baruffi dated September 1, 2014

12+	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (26)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

__________

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-k filed November 21, 2008
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-k filed April 2, 2013
(4)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(5)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(6)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(7)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(8)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(10)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(11)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(13)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 19, 2009
(14)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(15)	Incorporated by reference to Exhibits 10.1-10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(16)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(18)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(19)	Incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(20)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013
(21)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(22)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(24)	Incorporated by reference to Exhibits 10.33 and 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014
(25)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2015
(26)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
* Management contract or compensatory plan or arrangement
+ Filed herewith