Form 10-Q
period 2016-03-31
COLUMBIA BANKING SYSTEM INC
filed 2016-05-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 30, 2016 was 58,004,075.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2016	December 31, 2015
ASSETS			(in thousands)
Cash and due from banks			$150,683	$166,929
Interest-earning deposits with banks			38,248	8,373
Total cash and cash equivalents			188,931	175,302
Securities available for sale at fair value (amortized cost of $2,156,999 and $2,157,610, respectively)			2,186,166	2,157,694
Federal Home Loan Bank stock at cost			10,241	12,722
Loans held for sale			3,681	4,509
Loans, net of unearned income of ($39,410) and ($42,373), respectively			5,877,283	5,815,027
Less: allowance for loan and lease losses			69,264	68,172
Loans, net			5,808,019	5,746,855
FDIC loss-sharing asset			5,954	6,568
Interest receivable			29,304	27,877
Premises and equipment, net			158,101	164,239
Other real estate owned			12,427	13,738
Goodwill			382,762	382,762
Other intangible assets, net			21,994	23,577
Other assets			228,352	235,854
Total assets			$9,035,932	$8,951,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,553,468	$3,507,358
Interest-bearing			4,043,481	3,931,471
Total deposits			7,596,949	7,438,829
Federal Home Loan Bank advances			6,521	68,531
Securities sold under agreements to repurchase			73,839	99,699
Other liabilities			97,835	102,510
Total liabilities			7,775,144	7,709,569
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	March 31, 2016	December 31, 2015
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,008	57,724	991,026	990,281
Retained earnings			255,202	255,925
Accumulated other comprehensive income (loss)			12,343	(6,295)
Total shareholders’ equity			1,260,788	1,242,128
Total liabilities and shareholders’ equity			$9,035,932	$8,951,697
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015 (1)
	(in thousands except per share amounts)
Interest Income
Loans	$70,316	$70,822
Taxable securities	8,017	7,526
Tax-exempt securities	2,803	3,042
Deposits in banks	38	27
Total interest income	81,174	81,417
Interest Expense
Deposits	742	748
Federal Home Loan Bank advances	124	159
Other borrowings	138	146
Total interest expense	1,004	1,053
Net Interest Income	80,170	80,364
Provision for loan and lease losses	5,254	1,209
Net interest income after provision for loan and lease losses	74,916	79,155
Noninterest Income
Deposit account and treasury management fees (1)	6,989	6,860
Card revenue (1)	5,652	5,363
Financial services and trust revenue (1)	2,821	3,124
Loan revenue (1)	2,262	2,603
Merchant processing revenue	2,102	2,040
Bank owned life insurance	1,116	1,078
Investment securities gains, net	373	721
Change in FDIC loss-sharing asset	(1,103)	150
Other (1)	434	828
Total noninterest income	20,646	22,767
Noninterest Expense
Compensation and employee benefits	36,319	39,100
Occupancy	10,173	7,993
Merchant processing expense	1,033	977
Advertising and promotion	842	931
Data processing	4,146	4,984
Legal and professional fees	1,325	2,507
Taxes, licenses and fees	1,290	1,232
Regulatory premiums	1,141	1,221
Net cost (benefit) of operation of other real estate owned	104	(1,246)
Amortization of intangibles	1,583	1,817
Other	7,118	7,218
Total noninterest expense	65,074	66,734
Income before income taxes	30,488	35,188
Income tax provision	9,229	10,827
Net Income	$21,259	$24,361
Earnings per common share
Basic	$0.37	$0.42
Diluted	$0.37	$0.42
Dividends paid per common share	$0.38	$0.30
Weighted average number of common shares outstanding	57,114	56,965
Weighted average number of diluted common shares outstanding	57,125	56,978
__________
(1) Reclassified to conform to the current period’s presentation. Reclassifications consisted of disaggregating fee revenue previously presented in ‘Service charges and other fees’ and certain revenue previously presented in ‘Other’ into the presentation above. The Company made these reclassifications to provide additional information about its sources of noninterest income. There was no change to total noninterest income as previously reported as a result of these reclassifications.

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net income	$21,259	$24,361
Other comprehensive income (loss), net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($10,686) and ($5,338)	18,770	9,376
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $135 and $262	(238)	(459)
Net unrealized gain from securities, net of reclassification adjustment	18,532	8,917
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $159	—	(280)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($61) and ($16)	106	28
Pension plan liability adjustment, net	106	(252)
Other comprehensive income	18,638	8,665
Total comprehensive income	$39,897	$33,026

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	21,259	—	21,259
Other comprehensive income	—	—	—	—	—	18,638	18,638
Issuance of common stock - stock option and other plans	—	—	20	598	—	—	598
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	299	1,180	—	—	1,180
Purchase and retirement of common stock	—	—	(35)	(1,033)	—	—	(1,033)
Preferred dividends	—	—	—	—	(39)	—	(39)
Cash dividends paid on common stock	—	—	—	—	(21,943)	—	(21,943)
Balance at March 31, 2016	9	$2,217	58,008	$991,026	$255,202	$12,343	$1,260,788
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	24,361	—	24,361
Other comprehensive income	—	—	—	—	—	8,665	8,665
Issuance of common stock - stock option and other plans	—	—	17	428	—	—	428
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	273	862	—	—	862
Purchase and retirement of common stock	—	—	(28)	(781)	—	—	(781)
Preferred dividends	—	—	—	—	(31)	—	(31)
Cash dividends paid on common stock	—	—	—	—	(17,236)	—	(17,236)
Balance at March 31, 2015	9	$2,217	57,699	$986,348	$241,592	$14,286	$1,244,443

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2016	2015 (1)
	(in thousands)
Cash Flows From Operating Activities
Net income	$21,259	$24,361
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	5,254	1,209
Stock-based compensation expense	1,180	862
Depreciation, amortization and accretion	10,798	7,735
Investment securities gain, net	(373)	(721)
Net realized (gain) loss on sale of other assets	106	(306)
Net realized (gain) loss on sale and valuation adjustments of other real estate owned (1)	90	(1,539)
Originations of loans held for sale (1)	(19,174)	(14,890)
Proceeds from sales of loans held for sale (1)	20,002	12,461
Net change in:
Interest receivable	(1,427)	(1,286)
Interest payable	(55)	(79)
Other assets	(3,731)	(4,531)
Other liabilities	(4,619)	3,680
Net cash provided by operating activities	29,310	26,956
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(64,056)	(12,443)
Purchases of:
Securities available for sale	(95,686)	(11,362)
Premises and equipment	(445)	(4,032)
Federal Home Loan Bank stock	(10,520)	—
Proceeds from:
FDIC reimbursement on loss-sharing asset	258	1,138
Sales of securities available for sale	38,876	57,243
Principal repayments and maturities of securities available for sale	52,422	54,451
Sales of premises and equipment and loans held for investment	1,911	7,384
Redemption of Federal Home Loan Bank stock (1)	13,001	361
Sales of other real estate and other personal property owned (1)	1,326	5,067
Payments to FDIC related to loss-sharing asset	(611)	(479)
Net cash provided by (used in) investing activities	(63,524)	97,328
Cash Flows From Financing Activities
Net increase in deposits	158,120	150,243
Net decrease in sweep repurchase agreements	(25,860)	(8,228)
Proceeds from:
Federal Home Loan Bank advances	165,000	624,000
Exercise of stock options	598	428
Payments for:
Repayment of Federal Home Loan Bank advances	(227,000)	(804,000)
Common stock dividends	(21,943)	(17,236)
Preferred stock dividends	(39)	(31)
Repayment of other borrowings	—	(8,248)
Purchase and retirement of common stock	(1,033)	(781)
Net cash provided by (used in) financing activities	47,843	(63,853)
Increase in cash and cash equivalents	13,629	60,431
Cash and cash equivalents at beginning of period	175,302	188,170
Cash and cash equivalents at end of period	$188,931	$248,601

Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$1,059	$1,132
Cash paid for income tax	$6,350	$13
Non-cash investing and financing activities
Loans transferred to other real estate owned	$105	$4,692

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

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be anticipated for the year ending December 31, 2016. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K.
Because of reclassifications, changes occurred in the manner in which certain comparative period noninterest income items were presented in the unaudited consolidated statements of income. Specifically, fee revenue previously presented as ‘Service charges and other fees’ and certain fee revenue previously presented as ‘Other’ were reclassified to conform to the current period presentation. The Company made these presentation changes to provide additional information about its sources of noninterest income. There was no change to total noninterest income as previously reported as a result of these reclassifications.
Significant Accounting Policies
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2015 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2015 Form 10-K disclosure for the year ended December 31, 2015.

2.	Accounting Pronouncements Recently Issued
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in ASU 2016-09 are effective for the first interim or annual period beginning after December 15, 2016. Early adoption is permitted. The Company is assessing the impact that this guidance will have on its consolidated financial statements as well as whether to early adopt this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the impact that this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in ASU 2016-01 are effective for the first interim or annual period beginning after December 15, 2017. The Company is assessing the impact that this guidance will have on its consolidated financial statements but does not expect the impact to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08 and ASU 2016-10 to provide implementation guidance for ASU 2014-09. The Company is assessing the impact that this guidance will have on its consolidated financial statements but does not expect the impact to be material.
3. Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,319,714	$14,247	$(3,861)	$1,330,100
State and municipal securities	477,544	14,257	(414)	491,387
U.S. government agency and government-sponsored enterprise securities	353,910	5,031	—	358,941
U.S. government securities	547	—	—	547
Other securities	5,284	53	(146)	5,191
Total	$2,156,999	$33,588	$(4,421)	$2,186,166
December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,296,955	$4,525	$(14,991)	$1,286,489
State and municipal securities	480,417	12,690	(938)	492,169
U.S. government agency and government-sponsored enterprise securities	354,515	1,113	(1,846)	353,782
U.S. government securities	20,439	—	(302)	20,137
Other securities	5,284	24	(191)	5,117
Total	$2,157,610	$18,352	$(18,268)	$2,157,694
Proceeds from sales of securities available for sale were $38.9 million and $57.2 million for the three months ended March 31, 2016 and 2015, respectively. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Gross realized gains	$373	$730
Gross realized losses	—	(9)
Net realized gains	$373	$721

The scheduled contractual maturities of investment securities available for sale at March 31, 2016 are presented as follows:

	March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$39,056	$39,243
Due after one year through five years	435,423	440,733
Due after five years through ten years	711,190	723,977
Due after ten years	966,046	977,022
Other securities with no stated maturity	5,284	5,191
Total investment securities available-for-sale	$2,156,999	$2,186,166
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

March 31, 2016
(in thousands)
Washington and Oregon State to secure public deposits	$339,424
Federal Reserve Bank to secure borrowings	48,879
Other securities pledged	156,551
Total securities pledged as collateral	$544,854
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$95,313	$(533)	$190,975	$(3,328)	$286,288	$(3,861)
State and municipal securities	25,702	(125)	19,010	(289)	44,712	(414)
U.S. government agency and government-sponsored enterprise securities	4,063	—	500	—	4,563	—
Other securities	—	—	2,810	(146)	2,810	(146)
Total	$125,078	$(658)	$213,295	$(3,763)	$338,373	$(4,421)

December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$664,509	$(7,610)	$214,325	$(7,381)	$878,834	$(14,991)
State and municipal securities	48,261	(358)	31,383	(580)	79,644	(938)
U.S. government agency and government-sponsored enterprise securities	193,400	(1,128)	40,034	(718)	233,434	(1,846)
U.S. government securities	10,343	(136)	9,794	(166)	20,137	(302)
Other securities	2,300	(15)	2,780	(176)	5,080	(191)
Total	$918,813	$(9,247)	$298,316	$(9,021)	$1,217,129	$(18,268)

At March 31, 2016, there were 74 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 45 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.
At March 31, 2016, there were 40 state and municipal government securities in an unrealized loss position, of which 20 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2016, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.
At March 31, 2016, there were two U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which one was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.
At March 31, 2016, there was one other security in an unrealized loss position, which was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.
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

The following is an analysis of the loan portfolio by segment (net of unearned income):

	March 31, 2016			December 31, 2015
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,401,193	$34,474	$2,435,667	$2,362,575	$34,848	$2,397,423
Real estate:
One-to-four family residential	175,050	22,720	197,770	176,295	23,938	200,233
Commercial and multifamily residential	2,520,352	93,979	2,614,331	2,491,736	99,389	2,591,125
Total real estate	2,695,402	116,699	2,812,101	2,668,031	123,327	2,791,358
Real estate construction:
One-to-four family residential	133,447	2,163	135,610	135,874	2,278	138,152
Commercial and multifamily residential	183,548	1,618	185,166	167,413	1,630	169,043
Total real estate construction	316,995	3,781	320,776	303,287	3,908	307,195
Consumer	329,902	18,247	348,149	342,601	18,823	361,424
Less: Net unearned income	(39,410)	—	(39,410)	(42,373)	—	(42,373)
Total loans, net of unearned income	5,704,082	173,201	5,877,283	5,634,121	180,906	5,815,027
Less: Allowance for loan and lease losses	(56,200)	(13,064)	(69,264)	(54,446)	(13,726)	(68,172)
Total loans, net	$5,647,882	$160,137	$5,808,019	$5,579,675	$167,180	$5,746,855
Loans held for sale	$3,681	$—	$3,681	$4,509	$—	$4,509
At March 31, 2016 and December 31, 2015, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.9 million at March 31, 2016 and $10.0 million at December 31, 2015. During the first three months of 2016, there were $55 thousand in advances and $96 thousand in repayments.
At March 31, 2016 and December 31, 2015, $2.21 billion and $2.22 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $50.2 million and $50.1 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at March 31, 2016 and December 31, 2015, respectively.

The following is an analysis of nonaccrual loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$22,452	$31,039	$9,395	$15,688
Unsecured	107	331	42	256
Real estate:
One-to-four family residential	730	1,702	820	1,866
Commercial & multifamily residential:
Commercial land	238	247	349	332
Income property	2,897	3,185	2,843	3,124
Owner occupied	4,982	7,473	6,321	8,943
Real estate construction:
One-to-four family residential:
Land and acquisition	205	231	362	385
Residential construction	563	563	566	679
Consumer	4,717	4,985	766	990
Total	$36,891	$49,756	$21,464	$32,263

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of March 31, 2016 and December 31, 2015:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2016	(in thousands)
Commercial business:
Secured	$2,277,121	$4,148	$311	$—	$4,459	$22,452	$2,304,032
Unsecured	91,785	684	—	—	684	107	92,576
Real estate:
One-to-four family residential	170,846	686	62	—	748	730	172,324
Commercial & multifamily residential:
Commercial land	218,925	—	—	—	—	238	219,163
Income property	1,321,566	—	—	—	—	2,897	1,324,463
Owner occupied	946,635	4,577	—	—	4,577	4,982	956,194
Real estate construction:
One-to-four family residential:
Land and acquisition	12,915	—	—	—	—	205	13,120
Residential construction	119,125	—	—	—	—	563	119,688
Commercial & multifamily residential:
Income property	86,584	—	—	—	—	—	86,584
Owner occupied	94,743	—	—	—	—	—	94,743
Consumer	314,197	1,541	740	—	2,281	4,717	321,195
Total	$5,654,442	$11,636	$1,113	$—	$12,749	$36,891	$5,704,082

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,241,069	$11,611	$617	$—	$12,228	$9,395	$2,262,692
Unsecured	94,867	39	—	—	39	42	94,948
Real estate:
One-to-four family residential	170,913	1,637	66	—	1,703	820	173,436
Commercial & multifamily residential:
Commercial land	212,740	69	—	—	69	349	213,158
Income property	1,305,502	1,750	684	—	2,434	2,843	1,310,779
Owner occupied	939,396	599	—	—	599	6,321	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	—	—	—	362	14,750
Residential construction	119,809	—	—	—	—	566	120,375
Commercial & multifamily residential:
Income property	83,634	—	—	—	—	—	83,634
Owner occupied	81,671	—	—	—	—	—	81,671
Consumer	328,219	2,597	780	—	3,377	766	332,362
Total	$5,592,208	$18,302	$2,147	$—	$20,449	$21,464	$5,634,121

The following is an analysis of impaired loans as of March 31, 2016 and December 31, 2015:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2016	(in thousands)
Commercial business:
Secured	$2,285,351	$18,681	$11,861	$11,996	$2,500	$6,820	$12,314
Unsecured	92,576	—	—	—	—	—	—
Real estate:
One-to-four family residential	171,660	664	—	—	—	664	1,093
Commercial & multifamily residential:
Commercial land	219,163	—	—	—	—	—	—
Income property	1,322,410	2,053	—	—	—	2,053	2,257
Owner occupied	951,216	4,978	—	—	—	4,978	7,390
Real estate construction:
One-to-four family residential:
Land and acquisition	12,810	310	—	—	—	310	334
Residential construction	119,126	562	—	—	—	562	562
Commercial & multifamily residential:
Income property	86,584	—	—	—	—	—	—
Owner occupied	94,743	—	—	—	—	—	—
Consumer	319,628	1,567	15	15	15	1,552	1,634
Total	$5,675,267	$28,815	$11,876	$12,011	$2,515	$16,939	$25,584

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,257,168	$5,524	$690	$718	$321	$4,834	$6,455
Unsecured	94,948	—	—	—	—	—	—
Real estate:
One-to-four family residential	172,150	1,286	314	339	314	972	1,397
Commercial & multifamily residential:
Commercial land	213,158	—	—	—	—	—	—
Income property	1,308,673	2,106	—	—	—	2,106	2,311
Owner occupied	940,261	6,055	—	—	—	6,055	8,528
Real estate construction:
One-to-four family residential:
Land and acquisition	14,283	467	—	—	—	467	490
Residential construction	119,813	562	335	335	3	227	227
Commercial & multifamily residential:
Income property	83,634	—	—	—	—	—	—
Owner occupied	81,671	—	—	—	—	—	—
Consumer	332,282	80	15	15	15	65	139
Total	$5,618,041	$16,080	$1,354	$1,407	$653	$14,726	$19,547

The following table provides additional information on impaired loans for the three month periods indicated:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$12,103	$17	$10,698	$7
Unsecured	—	—	1	—
Real estate:
One-to-four family residential	975	6	3,162	13
Commercial & multifamily residential:
Commercial land	—	—	235	—
Income property	2,080	3	4,168	10
Owner occupied	5,516	7	7,938	234
Real estate construction:
One-to-four family residential:
Land and acquisition	388	1	544	1
Residential construction	562	—	446	—
Consumer	824	2	404	2
Total	$22,448	$36	$27,596	$267
The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	3	$1,370	$1,370	—	$—	$—
Commercial and multifamily residential:
Owner occupied	1	250	250	—	—	—
Consumer	4	497	497	—	—	—
Total	8	$2,117	$2,117	—	$—	$—

The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings summarized in the table above largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.
The Company had commitments to lend $7 thousand of additional funds on loans classified as TDR as of March 31, 2016. The Company had no such commitments at December 31, 2015. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three month periods ended March 31, 2016 and 2015.

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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial business	$38,209	$38,784
Real estate:
One-to-four family residential	25,766	27,195
Commercial and multifamily residential	100,384	106,308
Total real estate	126,150	133,503
Real estate construction:
One-to-four family residential	2,200	2,326
Commercial and multifamily residential	1,809	1,834
Total real estate construction	4,009	4,160
Consumer	20,226	20,903
Subtotal of PCI loans	188,594	197,350
Less:
Valuation discount resulting from acquisition accounting	15,393	16,444
Allowance for loan losses	13,064	13,726
PCI loans, net of allowance for loan losses	$160,137	$167,180
The following table shows the changes in accretable yield for PCI loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$58,981	$73,849
Accretion	(4,229)	(6,319)
Disposals	94	(1,093)
Reclassifications from nonaccretable difference	1,761	2,289
Balance at end of period	$56,607	$68,726

5. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
Loans, excluding PCI loans
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
We have used the same methodology for ALLL calculations during the three months ended March 31, 2016 and 2015. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each class of loans. The Company reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. The Company continues to make revisions to its ALLL as necessary to maintain adequate reserves. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality.
Once it is determined that all or a portion of a loan balance is uncollectable, and the amount can be reasonably estimated, the uncollectable portion of the loan is charged-off.

PCI Loans
Purchased credit impaired loans that have common risk characteristics are aggregated into loan pools. When required, we record impairment, at the pool-level, to adjust the pool’s carrying value to its net present value of expected future cash flows. Quarterly, we re-measure expected loan pool cash flows. If, due to credit deterioration, the present value of expected cash flows is less than carrying value, we reduce the loan pool’s carrying value by adjusting the ALLL with an impairment charge to earnings which is recorded as provision for loan losses. If credit quality improves and the present value of expected cash flows exceeds carrying value, we increase the loan pool’s carrying value by recapturing previously recorded ALLL, if any. See Note 4, Loans, for further discussion of the accounting for PCI loans.
Credit losses attributable to draws on purchased credit impaired loans, advanced subsequent to the loan purchase date, are accounted for under ASC 450-20 and those amounts are also subject to the Company’s internal and external credit review. An ALLL is estimated in a similar manner as loans, excluding PCI loans, and a provision for loan losses is charged to earnings as necessary.
The following tables show a detailed analysis of the ALLL for the three months ended March 31, 2016 and 2015:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(3,770)	$611	$2,952	$32,114	$2,500	$29,614
Unsecured	1,299	(3)	51	(47)	1,300	—	1,300
Real estate:
One-to-four family residential	916	—	41	(303)	654	—	654
Commercial & multifamily residential:
Commercial land	1,178	—	—	84	1,262	—	1,262
Income property	6,616	—	61	725	7,402	—	7,402
Owner occupied	5,550	—	8	528	6,086	—	6,086
Real estate construction:
One-to-four family residential:
Land and acquisition	339	—	51	250	640	—	640
Residential construction	733	—	203	513	1,449	—	1,449
Commercial & multifamily residential:
Income property	388	—	1	326	715	—	715
Owner occupied	1,006	—	—	204	1,210	—	1,210
Consumer	3,531	(266)	165	(62)	3,368	15	3,353
Purchased credit impaired	13,726	(2,866)	1,551	653	13,064	—	13,064
Unallocated	569	—	—	(569)	—	—	—
Total	$68,172	$(6,905)	$2,743	$5,254	$69,264	$2,515	$66,749

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(1,386)	$512	$712	$25,761	$24	$25,737
Unsecured	927	(40)	106	19	1,012	—	1,012
Real estate:
One-to-four family residential	2,281	(8)	12	(921)	1,364	115	1,249
Commercial & multifamily residential:
Commercial land	799	—	—	28	827	—	827
Income property	9,159	—	3,252	(3,971)	8,440	—	8,440
Owner occupied	5,007	—	9	596	5,612	24	5,588
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	2	(173)	1,026	67	959
Residential construction	1,860	—	26	(96)	1,790	—	1,790
Commercial & multifamily residential:
Income property	622	—	3	202	827	—	827
Owner occupied	434	—	—	65	499	—	499
Consumer	3,180	(891)	273	273	2,835	—	2,835
Purchased credit impaired	16,336	(4,100)	1,686	2,609	16,531	—	16,531
Unallocated	1,844	—	—	1,866	3,710	—	3,710
Total	$69,569	$(6,425)	$5,881	$1,209	$70,234	$230	$70,004

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	—	—
Balance at end of period	$2,930	$2,655
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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our ALLL analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful rated loans have a high probability of loss, however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2016	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,185,283	$54,957	$63,792	$—	$—	$2,304,032
Unsecured	91,737	277	562	—	—	92,576
Real estate:
One-to-four family residential	170,788	461	1,075	—	—	172,324
Commercial and multifamily residential:
Commercial land	213,936	4,804	423	—	—	219,163
Income property	1,306,718	6,394	11,351	—	—	1,324,463
Owner occupied	933,090	7,978	15,126	—	—	956,194
Real estate construction:
One-to-four family residential:
Land and acquisition	12,915	—	205	—	—	13,120
Residential construction	118,843	—	845	—	—	119,688
Commercial and multifamily residential:
Income property	86,584	—	—	—	—	86,584
Owner occupied	90,807	—	3,936	—	—	94,743
Consumer	313,249	—	7,946	—	—	321,195
Total	$5,523,950	$74,871	$105,261	$—	$—	5,704,082
Less:
Allowance for loan and lease losses						56,200
Loans, excluding PCI loans, net						$5,647,882

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,146,729	$59,746	$56,217	$—	$—	$2,262,692
Unsecured	93,347	278	1,323	—	—	94,948
Real estate:
One-to-four family residential	171,945	52	1,439	—	—	173,436
Commercial and multifamily residential:
Commercial land	207,768	4,966	424	—	—	213,158
Income property	1,296,043	5,889	8,847	—	—	1,310,779
Owner occupied	918,986	9,668	17,662	—	—	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	362	—	—	14,750
Residential construction	119,243	—	1,132	—	—	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	83,634
Owner occupied	81,270	—	401	—	—	81,671
Consumer	328,286	—	4,076	—	—	332,362
Total	$5,461,639	$80,599	$91,883	$—	$—	5,634,121
Less:
Allowance for loan and lease losses						54,446
Loans, excluding PCI loans, net						$5,579,675

The following is an analysis of the credit quality of our PCI loan portfolio as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$31,706	$99	$5,297	$—	$—	$37,102
Unsecured	1,106	—	1	—	—	1,107
Real estate:
One-to-four family residential	23,766	—	2,000	—	—	25,766
Commercial and multifamily residential:
Commercial land	8,037	—	623	—	—	8,660
Income property	33,558	—	3,970	—	—	37,528
Owner occupied	52,487	—	1,709	—	—	54,196
Real estate construction:
One-to-four family residential:
Land and acquisition	1,143	—	315	—	—	1,458
Residential construction	414	—	328	—	—	742
Commercial and multifamily residential:
Income property	1,283	—	—	—	—	1,283
Owner occupied	526	—	—	—	—	526
Consumer	19,531	—	695	—	—	20,226
Total	$173,557	$99	$14,938	$—	$—	188,594
Less:
Valuation discount resulting from acquisition accounting						15,393
Allowance for loan losses						13,064
PCI loans, net						$160,137

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$31,468	$101	$5,995	$—	$—	$37,564
Unsecured	1,218	—	2	—	—	1,220
Real estate:
One-to-four family residential	25,018	—	2,177	—	—	27,195
Commercial and multifamily residential:
Commercial land	8,234	—	664	—	—	8,898
Income property	36,426	—	5,916	—	—	42,342
Owner occupied	53,071	261	1,736	—	—	55,068
Real estate construction:
One-to-four family residential:
Land and acquisition	1,086	—	479	—	—	1,565
Residential construction	427	—	334	—	—	761
Commercial and multifamily residential:
Income property	1,303	—	—	—	—	1,303
Owner occupied	531	—	—	—	—	531
Consumer	20,122	—	781	—	—	20,903
Total	$178,904	$362	$18,084	$—	$—	197,350
Less:
Valuation discount resulting from acquisition accounting						16,444
Allowance for loan losses						13,726
PCI loans, net						$167,180

6. Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$13,738	$22,190
Transfers in	105	4,692
Valuation adjustments	(137)	(197)
Proceeds from sale of OREO property	(1,326)	(5,122)
Gain on sale of OREO, net	47	1,736
Balance, end of period	$12,427	$23,299
At March 31, 2016, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $2.2 million and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.3 million.
7. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for non-single family and single family mortgage loans are in effect for five and ten years, respectively and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through the end of the first quarter of 2015. In addition, the loss-sharing provisions for the Summit Bank and First Heritage Bank non-single family covered assets will be expiring at the end of the second quarter of 2016. Accordingly, further activity will be limited to recoveries through the first quarter of 2018 and second quarter of 2019, respectively, for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of March 31, 2016, the net present value of the Bank’s estimated clawback liability was $5.4 million, which was included in other liabilities on the consolidated balance sheets.
At March 31, 2016, the FDIC loss-sharing asset was comprised of a $4.6 million FDIC indemnification asset and a $1.4 million FDIC receivable. The indemnification asset represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$6,568	$15,174
Adjustments not reflected in income:
Cash (received from) paid to the FDIC, net	353	(659)
FDIC reimbursable recoveries, net	136	(21)
Adjustments reflected in income:
Amortization, net	(1,332)	(2,294)
Loan impairment	147	1,532
Sale of other real estate	144	(420)
Write-downs of other real estate	18	1,071
Other	(80)	261
Balance at end of period	$5,954	$14,644
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	March 31, 2016
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$537	$2,404	$1,799	$1,214	$5,954
Clawback liability	$3,420	$1,264	$—	$734	$5,418
Non-single family covered assets	$66,682	$11,321	$8,381	$14,779	$101,163
Single family covered assets	$7,764	$22,561	$6,046	$1,735	$38,106

Loss-sharing expiration dates:
Non-single family	First Quarter 2015	First Quarter 2015	Second Quarter 2016	Second Quarter 2016
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
8. Goodwill and Other Intangible Assets
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

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Goodwill
Total goodwill	$382,762	$382,537
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	58,598	58,598
Accumulated amortization at beginning of period	(35,940)	(29,058)
Core deposit intangible, net at beginning of period	22,658	29,540
CDI current period amortization	(1,583)	(1,817)
Total core deposit intangible, net at end of period	21,075	27,723
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	21,994	28,642
Total goodwill and other intangible assets at end of period	$404,756	$411,179
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2016 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2016	$4,363
2017	4,913
2018	3,855
2019	2,951
2020	2,048
9. Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2016 and December 31, 2015 was $267.5 million and $264.4 million, respectively. During the three months ended March 31, 2016 and 2015, mark-to-market losses of $8 thousand and $5 thousand, respectively were recorded to other noninterest expense.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$18,641	Other assets	$12,438	Other liabilities	$18,689	Other liabilities	$12,478

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
March 31, 2016	(in thousands)
Assets
Interest rate contracts	$18,641	$—	$18,641	$—	$18,641
Liabilities
Interest rate contracts	$18,689	$—	$18,689	$(18,689)	$—
Repurchase agreements	$73,839	$—	$73,839	$(73,839)	$—

December 31, 2015
Assets
Interest rate contracts	$12,438	$—	$12,438	$—	$12,438
Liabilities
Interest rate contracts	$12,478	$—	$12,478	$(12,478)	$—
Repurchase agreements	$99,699	$—	$99,699	$(99,699)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2016	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$48,839	$—	$—	$25,000	$73,839
Gross amount of recognized liabilities for repurchase agreements					73,839
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s term wholesale repurchase agreement, which matures in 2018, is monitored on a monthly basis and additional capital is pledged when necessary. The pledged collateral related to the Company’s sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
10. Commitments and Contingent Liabilities
Lease Commitments: The Company leases locations as well as equipment under various non-cancellable operating leases that expire between 2016 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2016 and December 31, 2015, the Company’s loan commitments amounted to $1.96 billion and $1.93 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $46.9 million and $38.7 million at March 31, 2016 and December 31, 2015, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $5.6 million and $5.0 million at March 31, 2016 and December 31, 2015, respectively.
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
11. Shareholders’ Equity
Preferred Stock. In conjunction with the 2013 acquisition of West Coast Bancorp, the Company issued 8,782 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”). The Series B Preferred Stock is not subject to the operation of a sinking fund. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Company declares and pays a dividend to its common shareholders, it must declare and pay to its holders of Series B Preferred Stock, on the same date, a dividend in an amount per share of the Series B Preferred Stock that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into common stock as of that date. The outstanding shares of Series B Preferred Stock are convertible into 102,363 shares of Company common stock.
Dividends. On January 28, 2016, the Company declared a quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, both payable on February 24, 2016 to shareholders of record at the close of business on February 10, 2016.
Subsequent to quarter end, on April 27, 2016, the Company declared a regular quarterly cash dividend of $0.19 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, both payable on May 25, 2016 to shareholders of record at the close of business on May 11, 2016.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2016 and 2015:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended March 31, 2016	(in thousands)
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive income before reclassifications	18,770	—	18,770
Amounts reclassified from accumulated other comprehensive income (loss)	(238)	106	(132)
Net current-period other comprehensive income	18,532	106	18,638
Ending balance	$18,918	$(6,575)	$12,343
Three months ended March 31, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive income (loss) before reclassifications	9,376	(280)	9,096
Amounts reclassified from accumulated other comprehensive income (loss)	(459)	28	(431)
Net current-period other comprehensive income (loss)	8,917	(252)	8,665
Ending balance	$16,379	$(2,093)	$14,286
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three month periods ended March 31, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2016	2015	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$373	$721	Investment securities gains, net
	373	721	Total before tax
	(135)	(262)	Income tax provision
	$238	$459	Net of tax

Amortization of pension plan liability
Actuarial losses	$(167)	$(44)	Compensation and employee benefits
	(167)	(44)	Total before tax
	61	16	Income tax benefit
	$(106)	$(28)	Net of tax

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2016	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,330,100	$—	$1,330,100	$—
State and municipal debt securities	491,387	—	491,387	—
U.S. government agency and government-sponsored enterprise securities	358,941	—	358,941	—
U.S. government securities	547	547	—	—
Other securities	5,191	—	5,191	—
Total securities available for sale	$2,186,166	$547	$2,185,619	$—
Other assets (Interest rate contracts)	$18,641	$—	$18,641	$—
Liabilities
Other liabilities (Interest rate contracts)	$18,689	$—	$18,689	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2015	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,286,489	$—	$1,286,489	$—
State and municipal debt securities	492,169	—	492,169	—
U.S. government agency and government-sponsored enterprise securities	353,782	—	353,782	—
U.S. government securities	20,137	20,137	—	—
Other securities	5,117	—	5,117	—
Total securities available for sale	$2,157,694	$20,137	$2,137,557	$—
Other assets (Interest rate contracts)	$12,438	$—	$12,438	$—
Liabilities
Other liabilities (Interest rate contracts)	$12,478	$—	$12,478	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2016 and 2015. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at March 31, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$10,681	$—	$—	$10,681	$2,676
OREO	2,553	—	—	2,553	137
	$13,234	$—	$—	$13,234	$2,813

	Fair value at March 31, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2015
		Level 1	Level 2	Level 3
	(in thousands)
OREO	$1,429	$—	$—	$1,429	$197
	$1,429	$—	$—	$1,429	$197
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

	Fair value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$10,681	Fair Market Value of Collateral	Adjustment to Stated Value	0% - 7% (6%)
OREO	2,553	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2016 or December 31, 2015, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on March 31, 2016 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$150,683	$150,683	$150,683	$—	$—
Interest-earning deposits with banks	38,248	38,248	38,248	—	—
Securities available for sale	2,186,166	2,186,166	547	2,185,619	—
FHLB stock	10,241	10,241	—	10,241	—
Loans held for sale	3,681	3,681	—	3,681	—
Loans	5,808,019	5,889,840	—	—	5,889,840
FDIC loss-sharing asset	5,954	1,613	—	—	1,613
Interest rate contracts	18,641	18,641	—	18,641	—
Liabilities
Deposits	$7,596,949	$7,593,830	$7,162,893	$430,937	$—
FHLB Advances	6,521	7,459	—	7,459	—
Repurchase agreements	73,839	74,353	—	74,353	—
Interest rate contracts	18,689	18,689	—	18,689	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$166,929	$166,929	$166,929	$—	$—
Interest-earning deposits with banks	8,373	8,373	8,373	—	—
Securities available for sale	2,157,694	2,157,694	20,137	2,137,557	—
FHLB stock	12,722	12,722	—	12,722	—
Loans held for sale	4,509	4,509	—	4,509	—
Loans	5,746,855	5,752,423	—	—	5,752,423
FDIC loss-sharing asset	6,568	921	—	—	921
Interest rate contracts	12,438	12,438	—	12,438	—
Liabilities
Deposits	$7,438,829	$7,434,787	$6,979,924	$454,863	$—
FHLB Advances	68,531	69,176	—	69,176	—
Repurchase agreements	99,699	100,346	—	100,346	—
Interest rate contracts	12,478	12,478	—	12,478	—
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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands except per share)
Basic EPS:
Net income	$21,259	$24,361
Less: Earnings allocated to participating securities:
Preferred shares	39	43
Nonvested restricted shares	247	225
Earnings allocated to common shareholders	$20,973	$24,093
Weighted average common shares outstanding	57,114	56,965
Basic earnings per common share	$0.37	$0.42
Diluted EPS:
Earnings allocated to common shareholders (1)	$20,973	$24,093
Weighted average common shares outstanding	57,114	56,965
Dilutive effect of equity awards	11	13
Weighted average diluted common shares outstanding	57,125	56,978
Diluted earnings per common share	$0.37	$0.42
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	27	53
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
This discussion should be read in conjunction with the unaudited consolidated financial statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2015 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the factors set forth in the section titled “Risk Factors” in the Company’s Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results expressed or implied by forward-looking statements:

•
national and global economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth and maintain the quality of our earning assets;

•	the local housing/real estate markets where we operate and make loans could face challenges;

•
the risks presented by the economy, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	the ability to complete future acquisitions and to successfully integrate acquired entities;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

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

You should take into account that forward-looking statements speak only as of the date of this report. Given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under federal securities laws.
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the ALLL, business combinations, PCI loans, FDIC loss-sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Loan and Lease Losses”, “Business Combinations”, “Purchased Credit Impaired Loans”, “FDIC Loss-sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2015 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2015 Annual Report on Form 10-K.
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
Earnings Summary
The Company reported net income for the first quarter of $21.3 million or $0.37 per diluted common share, compared to $24.4 million or $0.42 per diluted common share for the first quarter of 2015. The decrease in net income for the current quarter compared to the prior year period was due to a combination of higher provision for loan and lease losses and lower noninterest income recorded during the current quarter, partially offset by lower noninterest expense.
Revenue (net interest income plus noninterest income) for the three months ended March 31, 2016 was $100.8 million, 2% lower than the same period in 2015. The decrease in revenue was a result of slightly lower net interest income and lower noninterest income due to an increase in the expense recorded for the change in the FDIC loss-sharing asset. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the first quarter of 2016 was $5.3 million compared to a provision of $1.2 million during the first quarter of 2015. The provision recorded in the first quarter of 2016 was due to the recording of a $4.6 million provision on loans, excluding PCI loans and a $653 thousand provision related to PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the quarter ended March 31, 2016 was $65.1 million, down from $66.7 million for the first quarter of 2015. The decrease from the prior year period was primarily due to reductions in both compensation and benefits and acquisition-related expenses, partially offset by higher costs associated with other real estate owned. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.

Net Interest Income
The following tables set forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average cost of interest-bearing liabilities by category and, in total, net interest income and net interest margin:

	Three Months Ended March 31,			Three Months Ended March 31,
	2016			2015
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$5,827,440	$71,298	4.89%	$5,414,942	$71,487	5.28%
Taxable securities	1,689,289	8,017	1.90%	1,609,323	7,526	1.87%
Tax exempt securities (2)	458,168	4,312	3.76%	459,483	4,680	4.07%
Interest-earning deposits with banks	31,048	38	0.49%	45,292	27	0.24%
Total interest-earning assets	8,005,945	$83,665	4.18%	7,529,040	$83,720	4.45%
Other earning assets	154,336			146,055
Noninterest-earning assets	788,931			830,681
Total assets	$8,949,212			$8,505,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$448,915	$144	0.13%	$502,287	$240	0.19%
Savings accounts	675,876	17	0.01%	625,132	19	0.01%
Interest-bearing demand	927,948	169	0.07%	1,214,149	138	0.05%
Money market accounts	1,930,575	412	0.09%	1,815,923	351	0.08%
Total interest-bearing deposits	3,983,314	742	0.07%	4,157,491	748	0.07%
Federal Home Loan Bank advances	50,569	124	0.98%	129,841	159	0.49%
Other borrowings	90,699	138	0.61%	108,170	146	0.54%
Total interest-bearing liabilities	4,124,582	$1,004	0.10%	4,395,502	$1,053	0.10%
Noninterest-bearing deposits	3,462,379			2,770,265
Other noninterest-bearing liabilities	103,840			99,156
Shareholders’ equity	1,258,411			1,240,853
Total liabilities & shareholders’ equity	$8,949,212			$8,505,776
Net interest income (tax equivalent)		$82,661			$82,667
Net interest margin (tax equivalent)			4.13%			4.39%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.1 million for both three month periods ended March 31, 2016 and 2015. The incremental accretion income on acquired loans was $4.7 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $982 thousand and $665 thousand for the three months ended March 31, 2016 and 2015, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$5,243	$(5,432)	$(189)
Taxable securities	378	113	491
Tax exempt securities	(13)	(355)	(368)
Interest earning deposits with banks	(11)	22	11
Interest income	$5,597	$(5,652)	$(55)
Interest Expense
Deposits:
Certificates of deposit	$(23)	$(73)	$(96)
Savings accounts	1	(3)	(2)
Interest-bearing demand	(38)	69	31
Money market accounts	23	38	61
Total interest on deposits	(37)	31	(6)
Federal Home Loan Bank advances	(134)	99	(35)
Other borrowings	(37)	29	(8)
Interest expense	$(208)	$159	$(49)
Net interest income for the first quarter of 2016 was $80.2 million, down slightly from $80.4 million for the same quarter in 2015. The decrease was due to incremental accretion income of $4.7 million recorded in the current period compared to $7.5 million in the prior year period. As shown in the table below, incremental accretion income continued to decline which was reflective of the decrease in volume of acquired loans. The decrease in revenue from incremental accretion was substantially offset, however, by higher volumes of interest-earning assets. Average interest-earning assets were up $476.9 million from the prior year period as net deposit inflows were used to fund loan growth and purchase investment securities.
The Company’s net interest margin (tax equivalent) decreased to 4.13% in the first quarter of 2016, from 4.39% for the same quarter last year. This decrease was due to lower incremental accretion income on acquired loans as discussed above. The Company’s operating net interest margin (tax equivalent) (1) decreased to 4.03% from 4.18% due to lower rates on loans and securities.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$1,657	$2,447
Other FDIC acquired loans (2)	—	117
Other acquired loans	3,073	4,934
Incremental accretion income	$4,730	$7,498

Net interest margin (tax equivalent)	4.13%	4.39%
Operating net interest margin (tax equivalent) (1)	4.03%	4.18%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.
(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.

Provision for Loan and Lease Losses
During the first quarter of 2016, the Company recorded a $5.3 million provision expense compared with a provision expense of $1.2 million during the first quarter of 2015. The $5.3 million net provision for loan and lease losses recorded during the current quarter was driven by loans, excluding PCI loans, which was $4.6 million. Net provision expense for PCI loans was $653 thousand. The $4.6 million provision for loans, excluding PCI loans, was due to net charge-off activity during the current quarter of $4.2 million and organic loan growth. The provision recorded relating to PCI loans was due to the decrease in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the fourth quarter of 2015. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2016	2015 (1)	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees (1)	$6,989	$6,860	$129	2%
Card revenue (1)	5,652	5,363	289	5%
Financial services and trust revenue (1)	2,821	3,124	(303)	(10)%
Loan revenue (1)	2,262	2,603	(341)	(13)%
Merchant processing revenue	2,102	2,040	62	3%
Bank owned life insurance	1,116	1,078	38	4%
Other (1)	434	828	(394)	(48)%
Subtotal	21,376	21,896	(520)	(2)%
Investment securities gains, net	373	721	(348)	(48)%
Change in FDIC loss-sharing asset	(1,103)	150	(1,253)	(835)%
Total noninterest income	$20,646	$22,767	$(2,121)	(9)%
__________
(1) Reclassified to conform to the current period’s presentation. Reclassifications consisted of disaggregating income previously presented as ‘Service charges and other fees’ and certain income previously presented in ‘Other’ into the presentation above. There was no change to total noninterest income as previously reported as a result of these reclassifications.
Noninterest income was $20.6 million for the first quarter of 2016, compared to $22.8 million for the same period in 2015. The decrease was primarily due to higher expense recorded for the change in FDIC loss-sharing asset, which was $1.3 million more in the current quarter. Also contributing to the decrease was lower other noninterest income in the current quarter due to a $402 thousand decrease in gains on disposal of loans.
The change in FDIC loss-sharing asset has been a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset, the provision recorded for reimbursable losses on covered loans and write-downs of covered other real estate owned (“OREO”). For the first quarter of 2016, the change in the asset was primarily driven by $1.3 million of amortization of the asset. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$36,319	$39,100	$(2,781)	(7)%
All other noninterest expense:
Occupancy	10,173	7,993	2,180	27%
Merchant processing expense	1,033	977	56	6%
Advertising and promotion	842	931	(89)	(10)%
Data processing	4,146	4,984	(838)	(17)%
Legal and professional services	1,325	2,507	(1,182)	(47)%
Taxes, license and fees	1,290	1,232	58	5%
Regulatory premiums	1,141	1,221	(80)	(7)%
Net cost (benefit) of operation of other real estate owned	104	(1,246)	1,350	(108)%
Amortization of intangibles	1,583	1,817	(234)	(13)%
Other	7,118	7,218	(100)	(1)%
Total all other noninterest expense	28,755	27,634	1,121	4%
Total noninterest expense	$65,074	$66,734	$(1,660)	(2)%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$35	$338
Occupancy	2,383	499
Advertising and promotion	—	96
Data processing	18	1,558
Legal and professional fees	—	392
Other	—	91
Total impact of acquisition-related costs to noninterest expense (1)	$2,436	$2,974
__________
(1) All acquisition-related expenses recorded during the three months ended March 31, 2016 and substantially all of the acquisition-related expenses recorded during the three months ended March 31, 2015 were related to the 2014 acquisition of Intermountain Community Bancorp (“Intermountain”).
Total noninterest expense for the first quarter of 2016 was $65.1 million, a decrease of $1.7 million, or 2% from a year earlier. The decrease from the prior year period was due to lower compensation and employee benefits and was partially offset by higher net OREO expenses in the current quarter. Net OREO expenses were a net cost of $104 thousand in the current quarter but were a net benefit of $1.2 million in the first quarter of 2015. Also contributing to the decrease was lower acquisition-related expense, which was $2.4 million during the current quarter compared to $3.0 million for the prior year period. The current quarter acquisition-related expenses were predominantly related to occupancy due to branch consolidation activity.

The following table presents selected items included in Other noninterest expense and the associated change from period to period:

	Three Months Ended March 31,		Increase (Decrease) Amount
	2016	2015 (1)
	(in thousands)
Postage	$585	$808	$(223)
Software support and maintenance	1,034	1,037	(3)
Supplies	455	317	138
Loan expenses (1)	307	463	(156)
Dues and subscriptions (1)	357	275	82
Insurance	475	396	79
Card expenses (1)	667	815	(148)
Travel and entertainment (1)	687	775	(88)
Employee expenses	290	279	11
Sponsorships and charitable contributions	619	432	187
Directors fees	192	239	(47)
Correspondent bank processing fees	132	147	(15)
Investor relations	40	61	(21)
Other personal property owned	(2)	4	(6)
FDIC clawback expense	209	23	186
Fraud losses (1)	66	150	(84)
Miscellaneous (1)	1,005	997	8
Total other noninterest expense	$7,118	$7,218	$(100)
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to creating new lines within other noninterest expense. There were no changes to previously reported total other noninterest expense as a result of these reclassifications.
Other noninterest expense decreased $100 thousand due to lower postage and lower acquisition-related expenses during the current quarter. These decreases were partially offset by higher FDIC clawback expense recorded in the current quarter.
FDIC Acquired Loan Accounting
Two of our non-single family FDIC loss-sharing agreements expired in 2015 and the remaining two such agreements expire in the second quarter of this year. In addition, the volume of our loan portfolios acquired from the FDIC continues to diminish over time. As a result, the significance to our result of operations from FDIC acquired loan accounting has also diminished. The following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$1,657	$2,447
Incremental accretion income on other FDIC acquired loans (1)	—	117
Provision for losses on purchased credit impaired loans	(653)	(2,609)
Change in FDIC loss-sharing asset (2)	(1,103)	150
FDIC clawback liability expense	(209)	(23)
Pre-tax earnings impact of FDIC acquired loan portfolios	$(308)	$82
__________
(1) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.
(2) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Income Taxes
We recorded an income tax provision of $9.2 million for the first quarter of 2016, compared to a provision of $10.8 million for the same period in 2015, with an effective tax rate of 30% and 31%, respectively. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance and loans with favorable tax attributes. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015.
FINANCIAL CONDITION
Total assets were $9.04 billion as of March 31, 2016, an increase of $84.2 million from $8.95 billion at December 31, 2015 as deposit account net inflows during the period were used to fund loan growth and purchase investment securities. Loan growth of $62.3 million during the quarter was driven by strong loan originations of $254 million. Loan production was diversified across the loan portfolio segments but centered in our commercial business segment. Securities, including FHLB stock, were $2.20 billion at March 31, 2016, an increase of $26.0 million from December 31, 2015. Total liabilities were $7.78 billion as of March 31, 2016, an increase of $65.6 million from $7.71 billion at December 31, 2015. The increase was primarily due to an increase in deposits, partially offset by decreases in Federal Home Loan Bank advances and securities sold under agreements to repurchase.
Investment Securities
At March 31, 2016, the Company held investment securities totaling $2.19 billion compared to $2.16 billion at December 31, 2015. All of our securities are classified as available for sale and carried at fair value. The increase in the investment securities portfolio from year-end is due to $95.7 million in purchases and a $29.1 million increase in the net unrealized gain of securities in the portfolio, partially offset by $90.9 million in principal payments, maturities and sales and $5.4 million in premium amortization. The average duration of our investment portfolio was approximately 3 years and 8 months at March 31, 2016. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At March 31, 2016, the market value of securities available for sale had a net unrealized gain of $29.2 million compared to a net unrealized gain of $84 thousand at December 31, 2015. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At March 31, 2016, the Company had $338.4 million of investment securities with gross unrealized losses of $4.4 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,330,099	$1,286,489
State and municipal securities	491,388	492,169
U.S. government and government-sponsored enterprise securities	358,941	353,782
U.S. government securities	547	20,137
Other securities	5,191	5,117
Total	$2,186,166	$2,157,694
For further information on our investment portfolio, see Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio, see the following: “Allowance for Loan and Lease Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2015 Annual Report on Form 10-K.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2016	% of Total	December 31, 2015	% of Total
	(dollars in thousands)
Commercial business	$2,401,193	40.9%	$2,362,575	40.6%
Real estate:
One-to-four family residential	175,050	3.0%	176,295	3.0%
Commercial and multifamily residential	2,520,352	42.9%	2,491,736	42.9%
Total real estate	2,695,402	45.9%	2,668,031	45.9%
Real estate construction:
One-to-four family residential	133,447	2.3%	135,874	2.3%
Commercial and multifamily residential	183,548	3.1%	167,413	2.9%
Total real estate construction	316,995	5.4%	303,287	5.2%
Consumer	329,902	5.6%	342,601	5.9%
Purchased credit impaired	173,201	2.9%	180,906	3.1%
Subtotal	5,916,693	100.7%	5,857,400	100.7%
Less: Net unearned income	(39,410)	(0.7)%	(42,373)	(0.7)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$5,877,283	100.0%	$5,815,027	100.0%
Loans held for sale	$3,681		$4,509
Total loans increased $62.3 million from year-end 2015. The loan growth was driven by $254 million of new loan production during the quarter, partially offset by contractual payments and prepayments. The loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one segment. The $39.4 million in unearned income recorded at March 31, 2016 was comprised of $29.0 million in discount on acquired loans and $10.4 million in deferred loan fees. The $42.4 million in unearned income recorded at December 31, 2015 consisted of $32.2 million in discount on acquired loans and $10.2 million in deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	March 31, 2016	December 31, 2015
Acquisition:	(dollars in thousands)
Intermountain	$7,778	$8,237
West Coast	21,743	24,367
Other	(479)	(432)
Total net discount at period end	$29,042	$32,172
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
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 4 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2016	December 31, 2015
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$22,559	$9,437
Real estate:
One-to-four family residential	730	820
Commercial and multifamily residential	8,117	9,513
Total real estate	8,847	10,333
Real estate construction:
One-to-four family residential	768	928
Total real estate construction	768	928
Consumer	4,717	766
Total nonaccrual loans	36,891	21,464
Other real estate owned and other personal property owned	12,427	13,738
Total nonperforming assets	$49,318	$35,202

Loans, net of unearned income	$5,877,283	$5,815,027
Total assets	$9,035,932	$8,951,697

Nonperforming loans to period end loans	0.63%	0.37%
Nonperforming assets to period end assets	0.55%	0.39%
At March 31, 2016, nonperforming assets were $49.3 million, compared to $35.2 million at December 31, 2015. Nonperforming assets increased $14.1 million during the three months ended March 31, 2016 as a result of a $15.4 increase in nonaccrual loans. The increase in nonaccrual loans was partially offset by a $1.3 million decline in OREO, primarily due to OREO sales.
Other Real Estate Owned: During the three months ended March 31, 2016, OREO decreased $1.3 million. The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$13,738	$22,190
Transfers in	105	4,692
Valuation adjustments	(137)	(197)
Proceeds from sale of OREO property	(1,326)	(5,122)
Gain on sale of OREO, net	47	1,736
Balance, end of period	$12,427	$23,299

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
At March 31, 2016, our ALLL was $69.3 million, or 1.18% of total loans (excluding loans held for sale). This compares with an ALLL of $68.2 million, or 1.17% of total loans (excluding loans held for sale) at December 31, 2015 and an ALLL of $70.2 million or 1.29% of total loans (excluding loans held for sale) at March 31, 2015.

The following table provides an analysis of the Company’s ALLL for loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$68,172	$69,569
Charge-offs:
Commercial business	(3,773)	(1,426)
One-to-four family residential	—	(8)
Consumer	(266)	(891)
Purchased credit impaired	(2,866)	(4,100)
Total charge-offs	(6,905)	(6,425)
Recoveries:
Commercial business	662	618
One-to-four family residential	41	12
Commercial and multifamily residential	69	3,261
One-to-four family residential construction	254	28
Commercial and multifamily residential construction	1	3
Consumer	165	273
Purchased credit impaired	1,551	1,686
Total recoveries	2,743	5,881
Net charge-offs	(4,162)	(544)
Provision for loan and lease losses	5,254	1,209
Ending balance	$69,264	$70,234
Total loans, net at end of period, excluding loans held of sale	$5,877,283	$5,450,895
Allowance for loan and lease losses to period-end loans	1.18%	1.29%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	—	—
Ending balance	$2,930	$2,655

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
At March 31, 2016, the FDIC loss-sharing asset was $6.0 million, which was comprised of a $4.6 million FDIC indemnification asset and a $1.4 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$6,568	$15,174
Adjustments not reflected in income:
Cash (received from) paid to the FDIC, net	353	(659)
FDIC reimbursable recoveries, net	136	(21)
Adjustments reflected in income:
Amortization, net	(1,332)	(2,294)
Loan impairment	147	1,532
Sale of other real estate	144	(420)
Write-downs of other real estate	18	1,071
Other	(80)	261
Balance at end of period	$5,954	$14,644
For additional information on the FDIC loss-sharing asset, please see Note 7 to the Consolidated Financial Statements presented elsewhere in this report.
Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and wholesale and retail repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.
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

Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) increased $145.9 million since year-end 2015.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2016, CDARS® deposits and brokered money market deposits were $141.6 million, or 2% of total deposits, compared to $127.8 million at year-end 2015. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2016		December 31, 2015 (1)
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,553,468	46.8%	$3,507,358	47.2%
Interest-bearing demand	958,469	12.6%	925,909	12.4%
Money market	1,838,364	24.2%	1,788,552	24.0%
Savings	695,588	9.2%	657,016	8.8%
Certificates of deposit, less than $250,000 (1)	338,733	4.5%	359,878	4.8%
Total core deposits	7,384,622	97.3%	7,238,713	97.2%
Certificates of deposit, $250,000 or more (1)	70,571	0.9%	72,126	1.0%
Certificates of deposit insured by CDARS®	24,752	0.3%	26,901	0.4%
Brokered money market accounts	116,878	1.5%	100,854	1.4%
Subtotal	7,596,823	100.0%	7,438,594	100.0%
Premium resulting from acquisition date fair value adjustment	126		235
Total deposits	$7,596,949		$7,438,829
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to changing the threshold for certificates of deposit presented to the current FDIC insurance limit.
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At March 31, 2016, we had FHLB advances of $6.5 million compared to $68.5 million at December 31, 2015.
We also utilize wholesale and retail repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2016 and December 31, 2015, we had term repurchase agreements of $25.0 million, which mature in 2018, and deposit customer sweep-related repurchase agreements of $48.8 million and $74.7 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2016, we had commitments to extend credit of $2.01 billion compared to $1.98 billion at December 31, 2015.

Capital Resources
Shareholders’ equity at March 31, 2016 was $1.26 billion, an increase from $1.24 billion at December 31, 2015. Shareholders’ equity was 14% of total period-end assets at March 31, 2016 and December 31, 2015.
Capital Ratios: Basel III capital requirements and various provisions of the Dodd-Frank Act (the “New Capital Rules”) became effective on January 1, 2015. The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations. Under the requirements that are now effective, the minimum capital ratios are now (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital to risk-weighted assets, (iii) 8% total capital to risk-weighted assets and (iv) 4% Tier 1 leverage. The Company and the Bank have made the one-time election to opt-out of including accumulated other comprehensive income items in regulatory capital calculations.
The New Capital Rules also require a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At March 31, 2016, the capital conservation buffer was 4.9539% and 4.7861% for the Company and Bank, respectively. Therefore, we met all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were in effect at March 31, 2016.
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
The Company and its banking subsidiary qualify as “well-capitalized” at March 31, 2016 and December 31, 2015. The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at March 31, 2016 and December 31, 2015:

	Company		Columbia Bank
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Common equity tier 1 (CET1) risk-based capital ratio	11.9246%	11.94%	11.7706%	11.76%
Tier 1 risk-based capital ratio	11.9392%	11.95%	11.7706%	11.76%
Total risk-based capital ratio	12.9539%	12.94%	12.7861%	12.75%
Leverage ratio	9.9343%	10.03%	9.8142%	9.89%
Capital conservation buffer	4.9539%	N/A	4.7861%	N/A

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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$82,661	$82,667
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(1,657)	(2,447)
Incremental accretion income on other FDIC acquired loans (2)	—	(117)
Incremental accretion income on other acquired loans	(3,073)	(4,934)
Premium amortization on acquired securities	2,324	2,861
Interest reversals on nonaccrual loans	453	650
Operating net interest income (tax equivalent) (1)	$80,708	$78,680
Average interest earning assets	$8,005,945	$7,529,040
Net interest margin (tax equivalent) (1)	4.13%	4.39%
Operating net interest margin (tax equivalent) (1)	4.03%	4.18%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.5 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant and will no longer be tracked for this non-GAAP financial measure.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2016, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2015. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2016:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
1/1/2016 - 1/31/2016	419	$29.01	—	—
2/1/2016 - 2/29/2016	34,871	29.24	—	—
3/1/2016 - 3/31/2016	—	—	—	—
	35,290	$29.24	—

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 35,290 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The Company does not have a current share repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 5, 2016	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2016	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2016	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith