Form 10-Q
period 2016-06-30
COLUMBIA BANKING SYSTEM INC
filed 2016-08-04
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 31, 2016 was 58,048,500.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2016	December 31, 2015
ASSETS			(in thousands)
Cash and due from banks			$167,172	$166,929
Interest-earning deposits with banks			11,216	8,373
Total cash and cash equivalents			178,388	175,302
Securities available for sale at fair value (amortized cost of $2,237,264 and $2,157,610, respectively)			2,279,552	2,157,694
Federal Home Loan Bank stock at cost			18,161	12,722
Loans held for sale			7,649	4,509
Loans, net of unearned income of ($37,221) and ($42,373), respectively			6,107,143	5,815,027
Less: allowance for loan and lease losses			69,304	68,172
Loans, net			6,037,839	5,746,855
FDIC loss-sharing asset			4,266	6,568
Interest receivable			29,738	27,877
Premises and equipment, net			156,446	164,239
Other real estate owned			10,613	13,738
Goodwill			382,762	382,762
Other intangible assets, net			20,511	23,577
Other assets			227,726	235,854
Total assets			$9,353,651	$8,951,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,652,951	$3,507,358
Interest-bearing			4,020,262	3,931,471
Total deposits			7,673,213	7,438,829
Federal Home Loan Bank advances			204,512	68,531
Securities sold under agreements to repurchase			89,218	99,699
Other liabilities			112,229	102,510
Total liabilities			8,079,172	7,709,569
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	June 30, 2016	December 31, 2015
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,025	57,724	992,343	990,281
Retained earnings			259,108	255,925
Accumulated other comprehensive income (loss)			20,811	(6,295)
Total shareholders’ equity			1,274,479	1,242,128
Total liabilities and shareholders’ equity			$9,353,651	$8,951,697
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015 (1)	2016	2015 (1)
	(in thousands except per share amounts)
Interest Income
Loans	$71,651	$71,744	$141,967	$142,566
Taxable securities	8,829	7,260	16,846	14,786
Tax-exempt securities	2,795	3,010	5,598	6,052
Deposits in banks	28	26	66	53
Total interest income	83,303	82,040	164,477	163,457
Interest Expense
Deposits	787	740	1,529	1,488
Federal Home Loan Bank advances	241	154	365	313
Other borrowings	135	136	273	282
Total interest expense	1,163	1,030	2,167	2,083
Net Interest Income	82,140	81,010	162,310	161,374
Provision for loan and lease losses	3,640	2,202	8,894	3,411
Net interest income after provision for loan and lease losses	78,500	78,808	153,416	157,963
Noninterest Income
Deposit account and treasury management fees (1)	7,093	7,351	14,082	14,211
Card revenue (1)	6,051	5,702	11,703	11,065
Financial services and trust revenue (1)	2,780	3,217	5,601	6,341
Loan revenue (1)	2,802	2,322	5,064	4,925
Merchant processing revenue	2,272	2,340	4,374	4,380
Bank owned life insurance	1,270	1,206	2,386	2,284
Investment securities gains, net	229	343	602	1,064
Change in FDIC loss-sharing asset	(990)	(1,494)	(2,093)	(1,344)
Other (1)	433	475	867	1,303
Total noninterest income	21,940	21,462	42,586	44,229
Noninterest Expense
Compensation and employee benefits	37,291	38,446	73,610	77,546
Occupancy	7,652	8,687	17,825	16,680
Merchant processing expense	1,118	1,079	2,151	2,056
Advertising and promotion	1,043	1,195	1,885	2,126
Data processing	3,929	4,242	8,075	9,226
Legal and professional fees	1,777	2,847	3,102	5,354
Taxes, licenses and fees	1,298	1,427	2,588	2,659
Regulatory premiums	1,068	1,321	2,209	2,542
Net cost (benefit) of operation of other real estate owned	84	(563)	188	(1,809)
Amortization of intangibles	1,483	1,718	3,066	3,535
Other	7,047	8,072	14,165	15,290
Total noninterest expense	63,790	68,471	128,864	135,205
Income before income taxes	36,650	31,799	67,138	66,987
Income tax provision	11,245	9,853	20,474	20,680
Net Income	$25,405	$21,946	$46,664	$46,307
Earnings per common share
Basic	$0.44	$0.38	$0.80	$0.80
Diluted	$0.44	$0.38	$0.80	$0.80
Dividends paid per common share	$0.37	$0.34	$0.75	$0.64
Weighted average number of common shares outstanding	57,185	57,055	57,149	56,999
Weighted average number of diluted common shares outstanding	57,195	57,069	57,160	57,012
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

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Net income	$25,405	$21,946
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($4,844) and $6,457	8,508	(11,341)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $83 and $124	(146)	(219)
Net unrealized gain (loss) from securities, net of reclassification adjustment	8,362	(11,560)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($61) and ($35)	106	63
Pension plan liability adjustment, net	106	63
Other comprehensive income (loss)	8,468	(11,497)
Total comprehensive income	$33,873	$10,449

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net income	$46,664	$46,307
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($15,530) and $1,119	27,278	(1,965)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $218 and $386	(384)	(678)
Net unrealized gain (loss) from securities, net of reclassification adjustment	26,894	(2,643)
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $159	—	(280)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($122) and ($51)	212	91
Pension plan liability adjustment, net	212	(189)
Other comprehensive income (loss)	27,106	(2,832)
Total comprehensive income	$73,770	$43,475
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	46,664	—	46,664
Other comprehensive income	—	—	—	—	—	27,106	27,106
Issuance of common stock - stock option and other plans	—	—	21	603	—	—	603
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	317	2,551	—	—	2,551
Purchase and retirement of common stock	—	—	(37)	(1,092)	—	—	(1,092)
Preferred dividends	—	—	—	—	(77)	—	(77)
Cash dividends paid on common stock	—	—	—	—	(43,404)	—	(43,404)
Balance at June 30, 2016	9	$2,217	58,025	$992,343	$259,108	$20,811	$1,274,479
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	46,307	—	46,307
Other comprehensive loss	—	—	—	—	—	(2,832)	(2,832)
Issuance of common stock - stock option and other plans	—	—	21	519	—	—	519
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	282	1,836	—	—	1,836
Purchase and retirement of common stock	—	—	(31)	(874)	—	—	(874)
Preferred dividends	—	—	—	—	(66)	—	(66)
Cash dividends paid on common stock	—	—	—	—	(36,851)	—	(36,851)
Balance at June 30, 2015	9	$2,217	57,709	$987,320	$243,888	$2,789	$1,236,214

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2016	2015 (1)
	(in thousands)
Cash Flows From Operating Activities
Net income	$46,664	$46,307
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	8,894	3,411
Stock-based compensation expense	2,551	1,836
Depreciation, amortization and accretion	18,898	14,630
Investment securities gain, net	(602)	(1,064)
Net realized (gain) loss on sale of other assets	170	(289)
Net realized (gain) loss on sale and valuation adjustments of other real estate owned (1)	160	(2,199)
Originations of loans held for sale (1)	(46,705)	(32,281)
Proceeds from sales of loans held for sale (1)	43,565	29,177
Net change in:
Interest receivable	(1,861)	319
Interest payable	(74)	(105)
Other assets	(7,818)	1,579
Other liabilities	9,809	3,292
Net cash provided by operating activities	73,651	64,613
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(298,259)	(175,260)
Purchases of:
Securities available for sale	(296,920)	(37,070)
Premises and equipment	(1,199)	(4,805)
Federal Home Loan Bank stock	(42,400)	(1,440)
Proceeds from:
FDIC reimbursement on loss-sharing asset	668	4,009
Sales of securities available for sale	83,410	72,166
Principal repayments and maturities of securities available for sale	123,817	135,102
Sales of premises and equipment and loans held for investment (1)	4,631	7,869
Redemption of Federal Home Loan Bank stock (1)	36,961	23,002
Sales of other real estate and other personal property owned	3,276	11,553
Payments to FDIC related to loss-sharing asset	(625)	(487)
Net cash provided by (used in) investing activities	(386,640)	34,639
Cash Flows From Financing Activities
Net increase in deposits	234,526	119,651
Net decrease in sweep repurchase agreements	(10,481)	(12,850)
Proceeds from:
Federal Home Loan Bank advances	962,000	1,319,000
Federal Reserve Bank borrowings	10	1,010
Exercise of stock options	603	519
Payments for:
Repayment of Federal Home Loan Bank advances	(826,000)	(1,490,000)
Repayment of Federal Reserve Bank borrowings	(10)	(1,010)
Common stock dividends	(43,404)	(36,851)
Preferred stock dividends	(77)	(66)
Repayment of other borrowings	—	(8,248)
Purchase and retirement of common stock	(1,092)	(874)
Net cash provided by (used in) financing activities	316,075	(109,719)
Increase (decrease) in cash and cash equivalents	3,086	(10,467)
Cash and cash equivalents at beginning of period	175,302	188,170
Cash and cash equivalents at end of period	$178,388	$177,703

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2016	2015 (1)
	(in thousands)
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$2,241	$2,188
Cash paid for income tax	$11,130	$7,281
Non-cash investing and financing activities
Loans transferred to other real estate owned	$311	$7,836

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

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results to be anticipated for the year ending December 31, 2016. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K.
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

2.	Accounting Pronouncements Recently Issued
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments included in this ASU require an entity to reflect its current estimate of all expected credit losses for assets held at an amortized cost basis. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however, this ASU will require that credit losses be presented as an allowance rather than as a write-down. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective. The Company is assessing the impact that this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in ASU 2016-09 are effective for the first interim or annual period beginning after December 15, 2016. Early adoption is permitted. The Company is assessing the impact that this guidance will have on its consolidated financial statements but does not expect the impact to be material.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, to provide implementation guidance and practical expedients related to ASU 2014-09. The Company is assessing the impact that this guidance will have on its consolidated financial statements but does not expect the impact to be material.
3. Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,403,591	$20,196	$(2,101)	$1,421,686
State and municipal securities	500,618	17,913	(166)	518,365
U.S. government agency and government-sponsored enterprise securities	327,223	6,520	—	333,743
U.S. government securities	548	1	—	549
Other securities	5,284	64	(139)	5,209
Total	$2,237,264	$44,694	$(2,406)	$2,279,552
December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,296,955	$4,525	$(14,991)	$1,286,489
State and municipal securities	480,417	12,690	(938)	492,169
U.S. government agency and government-sponsored enterprise securities	354,515	1,113	(1,846)	353,782
U.S. government securities	20,439	—	(302)	20,137
Other securities	5,284	24	(191)	5,117
Total	$2,157,610	$18,352	$(18,268)	$2,157,694

Proceeds from sales of securities available for sale were $44.5 million and $14.9 million for the three months ended June 30, 2016 and 2015, respectively, and were $83.4 million and $72.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains	$229	$343	$602	$1,073
Gross realized losses	—	—	—	(9)
Net realized gains	$229	$343	$602	$1,064
The scheduled contractual maturities of investment securities available for sale at June 30, 2016 are presented as follows:

	June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$26,674	$26,827
Due after one year through five years	462,009	471,463
Due after five years through ten years	698,729	716,521
Due after ten years	1,044,568	1,059,532
Other securities with no stated maturity	5,284	5,209
Total investment securities available-for-sale	$2,237,264	$2,279,552
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

June 30, 2016
(in thousands)
Washington and Oregon State to secure public deposits	$396,321
Federal Reserve Bank to secure borrowings	44,079
Other securities pledged	154,109
Total securities pledged as collateral	$594,509

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$51,222	$(264)	$170,543	$(1,837)	$221,765	$(2,101)
State and municipal securities	17,512	(126)	6,077	(40)	23,589	(166)
Other securities	—	—	2,816	(139)	2,816	(139)
Total	$68,734	$(390)	$179,436	$(2,016)	$248,170	$(2,406)

December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$664,509	$(7,610)	$214,325	$(7,381)	$878,834	$(14,991)
State and municipal securities	48,261	(358)	31,383	(580)	79,644	(938)
U.S. government agency and government-sponsored enterprise securities	193,400	(1,128)	40,034	(718)	233,434	(1,846)
U.S. government securities	10,343	(136)	9,794	(166)	20,137	(302)
Other securities	2,300	(15)	2,780	(176)	5,080	(191)
Total	$918,813	$(9,247)	$298,316	$(9,021)	$1,217,129	$(18,268)
At June 30, 2016, there were 66 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 46 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.
At June 30, 2016, there were 20 state and municipal government securities in an unrealized loss position, of which 10 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2016, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.
At June 30, 2016, there was one other security in an unrealized loss position, which was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.
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

The following is an analysis of the loan portfolio by segment (net of unearned income):

	June 30, 2016			December 31, 2015
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,518,682	$25,545	$2,544,227	$2,362,575	$34,848	$2,397,423
Real estate:
One-to-four family residential	172,957	20,755	193,712	176,295	23,938	200,233
Commercial and multifamily residential	2,651,476	94,564	2,746,040	2,491,736	99,389	2,591,125
Total real estate	2,824,433	115,319	2,939,752	2,668,031	123,327	2,791,358
Real estate construction:
One-to-four family residential	129,195	1,642	130,837	135,874	2,278	138,152
Commercial and multifamily residential	185,315	1,602	186,917	167,413	1,630	169,043
Total real estate construction	314,510	3,244	317,754	303,287	3,908	307,195
Consumer	325,632	16,999	342,631	342,601	18,823	361,424
Less: Net unearned income	(37,221)	—	(37,221)	(42,373)	—	(42,373)
Total loans, net of unearned income	5,946,036	161,107	6,107,143	5,634,121	180,906	5,815,027
Less: Allowance for loan and lease losses	(57,523)	(11,781)	(69,304)	(54,446)	(13,726)	(68,172)
Total loans, net	$5,888,513	$149,326	$6,037,839	$5,579,675	$167,180	$5,746,855
Loans held for sale	$7,649	$—	$7,649	$4,509	$—	$4,509
At June 30, 2016 and December 31, 2015, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.3 million at June 30, 2016 and $10.0 million at December 31, 2015. During the first six months of 2016, there were $718 thousand in advances and $397 thousand in repayments.
At June 30, 2016 and December 31, 2015, $2.24 billion and $2.22 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $50.8 million and $50.1 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at June 30, 2016 and December 31, 2015, respectively.

The following is an analysis of nonaccrual loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$9,478	$18,488	$9,395	$15,688
Unsecured	70	300	42	256
Real estate:
One-to-four family residential	957	2,006	820	1,866
Commercial & multifamily residential:
Commercial land	1,135	1,123	349	332
Income property	880	1,010	2,843	3,124
Owner occupied	5,819	8,331	6,321	8,943
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	362	385
Residential construction	562	562	566	679
Consumer	4,014	4,251	766	990
Total	$22,915	$36,071	$21,464	$32,263

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of June 30, 2016 and December 31, 2015:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2016	(in thousands)
Commercial business:
Secured	$2,403,126	$3,539	$1,278	$—	$4,817	$9,478	$2,417,421
Unsecured	96,789	31	—	—	31	70	96,890
Real estate:
One-to-four family residential	166,399	2,781	35	—	2,816	957	170,172
Commercial & multifamily residential:
Commercial land	233,072	—	—	—	—	1,135	234,207
Income property	1,365,929	5,298	—	—	5,298	880	1,372,107
Owner occupied	1,017,728	525	374	—	899	5,819	1,024,446
Real estate construction:
One-to-four family residential:
Land and acquisition	10,708	—	—	—	—	—	10,708
Residential construction	117,302	—	—	—	—	562	117,864
Commercial & multifamily residential:
Income property	78,867	—	—	—	—	—	78,867
Owner occupied	104,896	—	—	—	—	—	104,896
Consumer	311,792	893	1,759	—	2,652	4,014	318,458
Total	$5,906,608	$13,067	$3,446	$—	$16,513	$22,915	$5,946,036

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,241,069	$11,611	$617	$—	$12,228	$9,395	$2,262,692
Unsecured	94,867	39	—	—	39	42	94,948
Real estate:
One-to-four family residential	170,913	1,637	66	—	1,703	820	173,436
Commercial & multifamily residential:
Commercial land	212,740	69	—	—	69	349	213,158
Income property	1,305,502	1,750	684	—	2,434	2,843	1,310,779
Owner occupied	939,396	599	—	—	599	6,321	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	—	—	—	362	14,750
Residential construction	119,809	—	—	—	—	566	120,375
Commercial & multifamily residential:
Income property	83,634	—	—	—	—	—	83,634
Owner occupied	81,671	—	—	—	—	—	81,671
Consumer	328,219	2,597	780	—	3,377	766	332,362
Total	$5,592,208	$18,302	$2,147	$—	$20,449	$21,464	$5,634,121

The following is an analysis of impaired loans as of June 30, 2016 and December 31, 2015:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2016	(in thousands)
Commercial business:
Secured	$2,410,385	$7,036	$3,320	$6,570	$2,486	$3,716	$5,337
Unsecured	96,890	—	—	—	—	—	—
Real estate:
One-to-four family residential	169,484	688	89	108	1	599	1,011
Commercial & multifamily residential:
Commercial land	233,499	708	—	—	—	708	687
Income property	1,370,662	1,445	636	687	100	809	918
Owner occupied	1,019,219	5,227	—	—	—	5,227	7,664
Real estate construction:
One-to-four family residential:
Land and acquisition	10,605	103	—	—	—	103	103
Residential construction	117,302	562	—	—	—	562	562
Commercial & multifamily residential:
Income property	78,867	—	—	—	—	—	—
Owner occupied	104,896	—	—	—	—	—	—
Consumer	315,363	3,095	1,860	1,870	118	1,235	1,319
Total	$5,927,172	$18,864	$5,905	$9,235	$2,705	$12,959	$17,601

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,257,168	$5,524	$690	$718	$321	$4,834	$6,455
Unsecured	94,948	—	—	—	—	—	—
Real estate:
One-to-four family residential	172,150	1,286	314	339	314	972	1,397
Commercial & multifamily residential:
Commercial land	213,158	—	—	—	—	—	—
Income property	1,308,673	2,106	—	—	—	2,106	2,311
Owner occupied	940,261	6,055	—	—	—	6,055	8,528
Real estate construction:
One-to-four family residential:
Land and acquisition	14,283	467	—	—	—	467	490
Residential construction	119,813	562	335	335	3	227	227
Commercial & multifamily residential:
Income property	83,634	—	—	—	—	—	—
Owner occupied	81,671	—	—	—	—	—	—
Consumer	332,282	80	15	15	15	65	139
Total	$5,618,041	$16,080	$1,354	$1,407	$653	$14,726	$19,547

The following table provides additional information on impaired loans for the three and six month periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$12,859	$20	$9,231	$8	$10,414	$33	$9,662	$15
Unsecured	—	—	—	—	—	—	1	—
Real estate:
One-to-four family residential	676	(3)	4,180	11	879	3	3,502	24
Commercial & multifamily residential:
Commercial land	354	—	235	—	236	—	157	—
Income property	1,749	10	1,966	23	1,868	14	3,427	33
Owner occupied	5,102	—	6,567	235	5,420	—	7,326	468
Real estate construction:
One-to-four family residential:
Land and acquisition	206	1	974	2	293	3	686	3
Residential construction	562	—	893	—	562	—	595	—
Consumer	2,332	20	355	1	1,581	21	278	2
Total	$23,840	$48	$24,401	$280	$21,253	$74	$25,634	$545

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$293	$293	—	$—	$—
Real estate:
One-to-four family residential	—	—	—	1	30	30
Commercial and multifamily residential:
Owner occupied	1	30	30	—	—	—
Consumer	14	2,214	2,214	—	—	—
Total	17	$2,537	$2,537	1	$30	$30

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	5	$1,663	$1,663	—	$—	$—
Real estate:
One-to-four family residential	—	—	—	1	30	30
Commercial and multifamily residential:
Owner occupied	2	280	280	—	—	—
Consumer	18	2,711	2,711	—	—	—
Total	25	$4,654	$4,654	1	$30	$30
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
The Company had commitments to lend $19 thousand of additional funds on loans classified as TDR as of June 30, 2016. The Company had no such commitments at December 31, 2015. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three and six month periods ended June 30, 2016 and 2015.
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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial business	$28,449	$38,784
Real estate:
One-to-four family residential	23,708	27,195
Commercial and multifamily residential	101,201	106,308
Total real estate	124,909	133,503
Real estate construction:
One-to-four family residential	1,660	2,326
Commercial and multifamily residential	1,783	1,834
Total real estate construction	3,443	4,160
Consumer	18,797	20,903
Subtotal of PCI loans	175,598	197,350
Less:
Valuation discount resulting from acquisition accounting	14,491	16,444
Allowance for loan losses	11,781	13,726
PCI loans, net of allowance for loan losses	$149,326	$167,180
The following table shows the changes in accretable yield for PCI loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$56,607	$68,726	$58,981	$73,849
Accretion	(3,774)	(5,737)	(8,003)	(12,056)
Disposals	149	(959)	1,910	(2,052)
Reclassifications from (to) nonaccretable difference	(73)	5,253	21	7,542
Balance at end of period	$52,909	$67,283	$52,909	$67,283
5. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. Management’s allowance estimate is measured quarterly and the primary components include allowances related to:

1.	Loans collectively evaluated for impairment under the Contingencies topic of the FASB ASC.

2.	Loans individually determined to be impaired in accordance with the Receivables topic of the FASB ASC.

3.	Purchased credit impaired loans accounted for under the Receivables topic of the FASB ASC.

The allowance for loans collectively evaluated for impairment is measured using quantitative information adjusted by qualitative factors. Quantitative information includes credit loss experience over a historical base period and a loss emergence period estimated by loan product category such as commercial business, commercial real estate, etc. Historical loss experience by loan class incorporates the loan’s risk rating migration from origination to the point of loss. Loan risk ratings are assigned based upon an assessment of the borrower’s ability to service the debt. In the event a borrower experiences financial deterioration such that the primary source of loan repayment is at risk, secondary sources of loan repayment, such as guarantors, are considered.
As conditions likely differ between the historical base period and the balance sheet date, management qualitatively adjusts the historical loss rate to assist in ensuring our allowance estimate reflects current conditions. Such qualitative adjustments include general economic and business conditions affecting our marketplace, seasoning of the loan portfolio, duration of the business cycle, trends with respect to delinquencies and problem loans, etc. In addition, the allowance may include an unallocated amount to recognize factors inherent in our loan portfolio but not otherwise contemplated. Any unallocated amount generally comprises less than 5% of the allowance.
For loans individually determined to be impaired, the Company measures impairment on a loan-by-loan basis using either the discounted expected future cash flows, observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent or if foreclosure is probable. A specific reserve for such loans is recognized to the extent the measured value is less than the loan’s recorded investment.
Purchased credit impaired loans that have common risk characteristics are aggregated into loan pools. When required, we record impairment, at the pool-level, to adjust the pool’s carrying value to its net present value of expected future cash flows. Quarterly, we re-measure expected loan pool cash flows. If, due to credit deterioration, the present value of expected cash flows is less than carrying value, we reduce the loan pool’s carrying value by adjusting the allowance with an impairment charge to earnings which is recorded as provision for loan losses. If credit quality improves and the present value of expected cash flows exceeds carrying value, we increase the loan pool’s carrying value by recapturing previously recorded allowance, if any. See Note 4, Loans, for further discussion of the accounting for PCI loans. Credit losses attributable to draws on purchased credit impaired loans, advanced subsequent to the loan purchase date, are accounted for under the Contingencies topic of the FASB ASC as described above.
We have used the same methodology for allowance calculations during the six months ended June 30, 2016 and 2015. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality. We recognize loan charge-offs when management determines that all or a portion of a loan balance is uncollectable and the uncollectable amount can be reasonably estimated.

The following tables show a detailed analysis of the allowance for the three and six months ended June 30, 2016 and 2015:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2016	(in thousands)
Commercial business:
Secured	$32,114	$(2,900)	$728	$1,866	$31,808	$2,486	$29,322
Unsecured	1,300	(41)	25	(19)	1,265	—	1,265
Real estate:
One-to-four family residential	654	(35)	20	35	674	1	673
Commercial & multifamily residential:
Commercial land	1,262	(26)	2	184	1,422	—	1,422
Income property	7,402	—	120	524	8,046	100	7,946
Owner occupied	6,086	—	8	242	6,336	—	6,336
Real estate construction:
One-to-four family residential:
Land and acquisition	640	—	2	(55)	587	—	587
Residential construction	1,449	—	3	(76)	1,376	—	1,376
Commercial & multifamily residential:
Income property	715	—	1	188	904	—	904
Owner occupied	1,210	—	—	174	1,384	—	1,384
Consumer	3,368	(334)	201	325	3,560	118	3,442
Purchased credit impaired	13,064	(2,898)	1,524	91	11,781	—	11,781
Unallocated	—	—	—	161	161	—	161
Total	$69,264	$(6,234)	$2,634	$3,640	$69,304	$2,705	$66,599
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(6,670)	$1,339	$4,818	$31,808	$2,486	$29,322
Unsecured	1,299	(44)	76	(66)	1,265	—	1,265
Real estate:
One-to-four family residential	916	(35)	61	(268)	674	1	673
Commercial & multifamily residential:
Commercial land	1,178	(26)	2	268	1,422	—	1,422
Income property	6,616	—	181	1,249	8,046	100	7,946
Owner occupied	5,550	—	16	770	6,336	—	6,336
Real estate construction:
One-to-four family residential:
Land and acquisition	339	—	53	195	587	—	587
Residential construction	733	—	206	437	1,376	—	1,376
Commercial & multifamily residential:
Income property	388	—	2	514	904	—	904
Owner occupied	1,006	—	—	378	1,384	—	1,384
Consumer	3,531	(600)	366	263	3,560	118	3,442
Purchased credit impaired	13,726	(5,764)	3,075	744	11,781	—	11,781
Unallocated	569	—	—	(408)	161	—	161
Total	$68,172	$(13,139)	$5,377	$8,894	$69,304	$2,705	$66,599

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2015	(in thousands)
Commercial business:
Secured	$25,761	$(2,022)	$200	$3,769	$27,708	$1,161	$26,547
Unsecured	1,012	(64)	9	(100)	857	—	857
Real estate:
One-to-four family residential	1,364	(289)	15	265	1,355	111	1,244
Commercial & multifamily residential:
Commercial land	827	—	—	754	1,581	—	1,581
Income property	8,440	(43)	7	(207)	8,197	—	8,197
Owner occupied	5,612	—	13	176	5,801	20	5,781
Real estate construction:
One-to-four family residential:
Land and acquisition	1,026	—	1	(530)	497	66	431
Residential construction	1,790	—	7	(839)	958	—	958
Commercial & multifamily residential:
Income property	827	—	2	(422)	407	—	407
Owner occupied	499	—	—	(58)	441	—	441
Consumer	2,835	(319)	137	529	3,182	—	3,182
Purchased credit impaired	16,531	(2,876)	2,043	476	16,174	—	16,174
Unallocated	3,710	—	—	(1,611)	2,099	—	2,099
Total	$70,234	$(5,613)	$2,434	$2,202	$69,257	$1,358	$67,899
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(3,408)	$712	$4,481	$27,708	$1,161	$26,547
Unsecured	927	(104)	115	(81)	857	—	857
Real estate:
One-to-four family residential	2,281	(297)	27	(656)	1,355	111	1,244
Commercial & multifamily residential:
Commercial land	799	—	—	782	1,581	—	1,581
Income property	9,159	(43)	3,259	(4,178)	8,197	—	8,197
Owner occupied	5,007	—	22	772	5,801	20	5,781
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	3	(703)	497	66	431
Residential construction	1,860	—	33	(935)	958	—	958
Commercial & multifamily residential:
Income property	622	—	5	(220)	407	—	407
Owner occupied	434	—	—	7	441	—	441
Consumer	3,180	(1,210)	410	802	3,182	—	3,182
Purchased credit impaired	16,336	(6,976)	3,729	3,085	16,174	—	16,174
Unallocated	1,844	—	—	255	2,099	—	2,099
Total	$69,569	$(12,038)	$8,315	$3,411	$69,257	$1,358	$67,899

Changes in the allowance for unfunded commitments and letters of credit, a component of other liabilities in the consolidated balance sheet, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$2,930	$2,655	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	(150)	275	(150)	275
Balance at end of period	$2,780	$2,930	$2,780	$2,930
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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our allowance analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful rated loans have a high probability of loss, however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,297,510	$76,014	$43,897	$—	$—	$2,417,421
Unsecured	96,551	277	62	—	—	96,890
Real estate:
One-to-four family residential	168,559	514	1,099	—	—	170,172
Commercial and multifamily residential:
Commercial land	227,322	6,544	341	—	—	234,207
Income property	1,344,005	17,095	11,007	—	—	1,372,107
Owner occupied	1,005,059	5,791	13,596	—	—	1,024,446
Real estate construction:
One-to-four family residential:
Land and acquisition	10,708	—	—	—	—	10,708
Residential construction	117,022	—	842	—	—	117,864
Commercial and multifamily residential:
Income property	78,867	—	—	—	—	78,867
Owner occupied	100,341	—	4,555	—	—	104,896
Consumer	309,831	—	8,627	—	—	318,458
Total	$5,755,775	$106,235	$84,026	$—	$—	5,946,036
Less:
Allowance for loan and lease losses						57,523
Loans, excluding PCI loans, net						$5,888,513

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,146,729	$59,746	$56,217	$—	$—	$2,262,692
Unsecured	93,347	278	1,323	—	—	94,948
Real estate:
One-to-four family residential	171,945	52	1,439	—	—	173,436
Commercial and multifamily residential:
Commercial land	207,768	4,966	424	—	—	213,158
Income property	1,296,043	5,889	8,847	—	—	1,310,779
Owner occupied	918,986	9,668	17,662	—	—	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	362	—	—	14,750
Residential construction	119,243	—	1,132	—	—	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	83,634
Owner occupied	81,270	—	401	—	—	81,671
Consumer	328,286	—	4,076	—	—	332,362
Total	$5,461,639	$80,599	$91,883	$—	$—	5,634,121
Less:
Allowance for loan and lease losses						54,446
Loans, excluding PCI loans, net						$5,579,675

The following is an analysis of the credit quality of our PCI loan portfolio as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$24,135	$96	$3,298	$—	$—	$27,529
Unsecured	919	—	1	—	—	920
Real estate:
One-to-four family residential	21,966	—	1,742	—	—	23,708
Commercial and multifamily residential:
Commercial land	7,877	—	395	—	—	8,272
Income property	30,893	—	4,496	—	—	35,389
Owner occupied	55,866	—	1,674	—	—	57,540
Real estate construction:
One-to-four family residential:
Land and acquisition	794	—	144	—	—	938
Residential construction	401	—	321	—	—	722
Commercial and multifamily residential:
Income property	1,263	—	—	—	—	1,263
Owner occupied	520	—	—	—	—	520
Consumer	18,470	—	327	—	—	18,797
Total	$163,104	$96	$12,398	$—	$—	175,598
Less:
Valuation discount resulting from acquisition accounting						14,491
Allowance for loan losses						11,781
PCI loans, net						$149,326

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$31,468	$101	$5,995	$—	$—	$37,564
Unsecured	1,218	—	2	—	—	1,220
Real estate:
One-to-four family residential	25,018	—	2,177	—	—	27,195
Commercial and multifamily residential:
Commercial land	8,234	—	664	—	—	8,898
Income property	36,426	—	5,916	—	—	42,342
Owner occupied	53,071	261	1,736	—	—	55,068
Real estate construction:
One-to-four family residential:
Land and acquisition	1,086	—	479	—	—	1,565
Residential construction	427	—	334	—	—	761
Commercial and multifamily residential:
Income property	1,303	—	—	—	—	1,303
Owner occupied	531	—	—	—	—	531
Consumer	20,122	—	781	—	—	20,903
Total	$178,904	$362	$18,084	$—	$—	197,350
Less:
Valuation discount resulting from acquisition accounting						16,444
Allowance for loan losses						13,726
PCI loans, net						$167,180

6. Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$12,427	$23,299	$13,738	$22,190
Transfers in	206	3,143	311	7,836
Valuation adjustments	(139)	(596)	(276)	(793)
Proceeds from sale of OREO property	(1,950)	(6,484)	(3,276)	(11,608)
Gain on sale of OREO, net	69	1,255	116	2,992
Balance, end of period	$10,613	$20,617	$10,613	$20,617
At June 30, 2016, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $2.5 million and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $658 thousand.
7. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011, and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for non-single family and single family mortgage loans are in effect for five and ten years, respectively, and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through the end of the first quarter of 2015. In addition, the loss-sharing provisions for the Summit Bank and First Heritage Bank non-single family covered assets expired at the end of the second quarter of 2016. Accordingly, further activity will be limited to recoveries through the first quarter of 2018 and second quarter of 2019, respectively, for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of June 30, 2016, the net present value of the Bank’s estimated clawback liability was $5.4 million, which was included in other liabilities on the consolidated balance sheets.
At June 30, 2016, the FDIC loss-sharing asset was comprised of a $3.2 million FDIC indemnification asset and a $1.1 million FDIC receivable. The indemnification asset represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$5,954	$14,644	$6,568	$15,174
Adjustments not reflected in income:
Cash received from the FDIC, net	(396)	(2,862)	(43)	(3,522)
FDIC reimbursable recoveries, net	(302)	(944)	(166)	(964)
Adjustments reflected in income:
Amortization, net	(883)	(1,376)	(2,215)	(3,670)
Loan impairment (recapture)	(20)	1	127	1,532
Sale of other real estate	(24)	(208)	120	(627)
Valuation adjustments of other real estate	(40)	52	(22)	1,124
Other	(23)	37	(103)	297
Balance at end of period	$4,266	$9,344	$4,266	$9,344
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	June 30, 2016
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$321	$2,254	$1,371	$320	$4,266
Clawback liability	$3,451	$1,282	$—	$700	$5,433
Non-single family covered assets	$62,536	$11,148	$6,889	$13,399	$93,972
Single family covered assets	$6,942	$20,834	$5,624	$1,675	$35,075

Loss-sharing expiration dates:
Non-single family	Expired	Expired	Expired	Expired
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
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

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Goodwill
Total goodwill	$382,762	$382,537	$382,762	$382,537
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	58,598	58,598	58,598	58,598
Accumulated amortization at beginning of period	(37,523)	(30,875)	(35,940)	(29,058)
Core deposit intangible, net at beginning of period	21,075	27,723	22,658	29,540
CDI current period amortization	(1,483)	(1,718)	(3,066)	(3,535)
Total core deposit intangible, net at end of period	19,592	26,005	19,592	26,005
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	20,511	26,924	20,511	26,924
Total goodwill and other intangible assets at end of period	$403,273	$409,461	$403,273	$409,461
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2016 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2016	$2,880
2017	4,913
2018	3,855
2019	2,951
2020	2,048
9. Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2016 and December 31, 2015 was $280.0 million and $264.4 million, respectively. During the three and six months ended June 30, 2016, a mark-to-market gain of $1 thousand and loss of $7 thousand, respectively, were recorded to other noninterest expense. During the three and six months ended June 30, 2015, mark-to-market gains of $9 thousand and $4 thousand, respectively, were recorded to other noninterest expense.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$21,904	Other assets	$12,438	Other liabilities	$21,951	Other liabilities	$12,478
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
June 30, 2016	(in thousands)
Assets
Interest rate contracts	$21,904	$—	$21,904	$—	$21,904
Liabilities
Interest rate contracts	$21,951	$—	$21,951	$(21,951)	$—
Repurchase agreements	$89,218	$—	$89,218	$(89,218)	$—

December 31, 2015
Assets
Interest rate contracts	$12,438	$—	$12,438	$—	$12,438
Liabilities
Interest rate contracts	$12,478	$—	$12,478	$(12,478)	$—
Repurchase agreements	$99,699	$—	$99,699	$(99,699)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2016	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$64,218	$—	$—	$25,000	$89,218
Gross amount of recognized liabilities for repurchase agreements					89,218
Amounts related to agreements not included in offsetting disclosure					$—

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
10. Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2016 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At both June 30, 2016 and December 31, 2015, the Company’s loan commitments amounted to $1.93 billion.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $48.0 million and $38.7 million at June 30, 2016 and December 31, 2015, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $5.7 million and $5.0 million at June 30, 2016 and December 31, 2015, respectively.
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
Subsequent to quarter end, on July 28, 2016, the Company declared a regular quarterly cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.19 per common share and common share equivalent for holders of preferred stock, both payable on August 24, 2016 to shareholders of record at the close of business on August 10, 2016.

The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2016 and 2015:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended June 30, 2016	(in thousands)
Beginning balance	$18,918	$(6,575)	$12,343
Other comprehensive income before reclassifications	8,508	—	8,508
Amounts reclassified from accumulated other comprehensive income (loss)	(146)	106	(40)
Net current-period other comprehensive income	8,362	106	8,468
Ending balance	$27,280	$(6,469)	$20,811
Three months ended June 30, 2015
Beginning balance	$16,379	$(2,093)	$14,286
Other comprehensive loss before reclassifications	(11,341)	—	(11,341)
Amounts reclassified from accumulated other comprehensive income (loss)	(219)	63	(156)
Net current-period other comprehensive income (loss)	(11,560)	63	(11,497)
Ending balance	$4,819	$(2,030)	$2,789
Six months ended June 30, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive loss before reclassifications	27,278	—	27,278
Amounts reclassified from accumulated other comprehensive income (loss)	(384)	212	(172)
Net current-period other comprehensive income	26,894	212	27,106
Ending balance	$27,280	$(6,469)	$20,811
Six months ended June 30, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive loss before reclassifications	(1,965)	(280)	(2,245)
Amounts reclassified from accumulated other comprehensive income (loss)	(678)	91	(587)
Net current-period other comprehensive loss	(2,643)	(189)	(2,832)
Ending balance	$4,819	$(2,030)	$2,789
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2016	2015	2016	2015	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$229	$343	$602	$1,064	Investment securities gains, net
	229	343	602	1,064	Total before tax
	(83)	(124)	(218)	(386)	Income tax provision
	$146	$219	$384	$678	Net of tax

Amortization of pension plan liability
Actuarial losses	$(167)	$(98)	$(334)	$(142)	Compensation and employee benefits
	(167)	(98)	(334)	(142)	Total before tax
	61	35	122	51	Income tax benefit
	$(106)	$(63)	$(212)	$(91)	Net of tax
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2016	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,421,686	$—	$1,421,686	$—
State and municipal debt securities	518,365	—	518,365	—
U.S. government agency and government-sponsored enterprise securities	333,743	—	333,743	—
U.S. government securities	549	549	—	—
Other securities	5,209	—	5,209	—
Total securities available for sale	$2,279,552	$549	$2,279,003	$—
Other assets (Interest rate contracts)	$21,904	$—	$21,904	$—
Liabilities
Other liabilities (Interest rate contracts)	$21,951	$—	$21,951	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2015	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,286,489	$—	$1,286,489	$—
State and municipal debt securities	492,169	—	492,169	—
U.S. government agency and government-sponsored enterprise securities	353,782	—	353,782	—
U.S. government securities	20,137	20,137	—	—
Other securities	5,117	—	5,117	—
Total securities available for sale	$2,157,694	$20,137	$2,137,557	$—
Other assets (Interest rate contracts)	$12,438	$—	$12,438	$—
Liabilities
Other liabilities (Interest rate contracts)	$12,478	$—	$12,478	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2016 and 2015. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral less estimated costs to sell if the loan is a collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment. The impairment evaluations are performed in conjunction with the allowance process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The Real Estate Appraisal Services Department (“REASD”), which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
Other real estate owned—OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance, or in the event of a write-up without previous losses charged to the allowance, a credit to earnings is recorded. Management periodically reviews OREO in an effort to ensure the property is recorded at its fair value, net of estimated costs to sell. Any fair value adjustments subsequent to acquisition are charged or credited to earnings. The initial and subsequent evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy, and reasonableness.
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at June 30, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2016	Losses During the Six Months Ended June 30, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$3,218	$—	$—	$3,218	$2,691	$2,691
OREO	6,338	—	—	6,338	138	233
	$9,556	$—	$—	$9,556	$2,829	$2,924

	Fair value at June 30, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2015	Losses During the Six Months Ended June 30, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$—	$—	$—	$—	$1,138	$1,138
OREO	1,664	$—	—	1,664	611	655
	$1,664	$—	$—	$1,664	$1,749	$1,793
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

	Fair value at June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$303	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other	$2,915	Discounted Cash Flow	Discount Rate	2.99% - 10.25% (6.03%)
OREO	$6,338	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

(3) Collateral consists of fixed assets and accounts receivable.

	Fair value at June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans (2)	$—	Fair Market Value of Collateral	Adjustment to Appraisal Value	100%
OREO	$1,664	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (3)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2016 or December 31, 2015, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on June 30, 2016 (Level 3).
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset is estimated based on discounting the expected future cash flows using an estimated market rate (Level 3).
Interest rate contracts—Interest rate swap positions are valued in discounted cash flow models, which use readily observable market parameters as their basis (Level 2).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$167,172	$167,172	$167,172	$—	$—
Interest-earning deposits with banks	11,216	11,216	11,216	—	—
Securities available for sale	2,279,552	2,279,552	549	2,279,003	—
FHLB stock	18,161	18,161	—	18,161	—
Loans held for sale	7,649	7,649	—	7,649	—
Loans	6,037,839	6,171,314	—	—	6,171,314
FDIC loss-sharing asset	4,266	1,229	—	—	1,229
Interest rate contracts	21,904	21,904	—	21,904	—
Liabilities
Deposits	$7,673,213	$7,670,628	$7,251,213	$419,415	$—
FHLB Advances	204,512	205,818	—	205,818	—
Repurchase agreements	89,218	89,645	—	89,645	—
Interest rate contracts	21,951	21,951	—	21,951	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$166,929	$166,929	$166,929	$—	$—
Interest-earning deposits with banks	8,373	8,373	8,373	—	—
Securities available for sale	2,157,694	2,157,694	20,137	2,137,557	—
FHLB stock	12,722	12,722	—	12,722	—
Loans held for sale	4,509	4,509	—	4,509	—
Loans	5,746,855	5,752,423	—	—	5,752,423
FDIC loss-sharing asset	6,568	921	—	—	921
Interest rate contracts	12,438	12,438	—	12,438	—
Liabilities
Deposits	$7,438,829	$7,434,787	$6,979,924	$454,863	$—
FHLB Advances	68,531	69,176	—	69,176	—
Repurchase agreements	99,699	100,346	—	100,346	—
Interest rate contracts	12,478	12,478	—	12,478	—
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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands except per share)
Basic EPS:
Net income	$25,405	$21,946	$46,664	$46,307
Less: Earnings allocated to participating securities:
Preferred shares	45	39	82	82
Nonvested restricted shares	343	248	578	475
Earnings allocated to common shareholders	$25,017	$21,659	$46,004	$45,750
Weighted average common shares outstanding	57,185	57,055	57,149	56,999
Basic earnings per common share	$0.44	$0.38	$0.80	$0.80
Diluted EPS:
Earnings allocated to common shareholders (1)	$25,017	$21,659	$46,004	$45,750
Weighted average common shares outstanding	57,185	57,055	57,149	56,999
Dilutive effect of equity awards	10	14	11	13
Weighted average diluted common shares outstanding	57,195	57,069	57,160	57,012
Diluted earnings per common share	$0.44	$0.38	$0.80	$0.80
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	19	37	23	45
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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses (the “allowance”), business combinations, purchased credit impaired (“PCI”) loans, FDIC loss-sharing asset and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Loan and Lease Losses,” “Business Combinations,” “Purchased Credit Impaired Loans,” “FDIC Loss-sharing Asset” and “Valuation and Recoverability of Goodwill” in our 2015 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2015 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income from our broad range of products and services including treasury management, wealth management, debit and credit cards and merchant card processing. Our operating expenses consist primarily of compensation and employee benefits, occupancy, data processing and legal and professional fees. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.
Earnings Summary
The Company reported net income for the second quarter of $25.4 million or $0.44 per diluted common share, compared to $21.9 million or $0.38 per diluted common share for the second quarter of 2015. The increase in net income for the current quarter compared to the prior year period was due to a combination of higher net interest income and noninterest income, as well as lower noninterest expense, partially offset by an increase in provision for loan and lease losses.
Comparison of current quarter to prior year period
Net interest income for the three months ended June 30, 2016 was $82.1 million, an increase of $1.1 million from the prior year period. The increase was a result of higher interest income on taxable securities primarily due to higher volume of such securities. Noninterest income for the current quarter was $21.9 million, an increase of $478 thousand from the prior year period. The increase was due to higher loan and card revenue as well as lower expenses from the FDIC loss-sharing asset. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the second quarter of 2016 was $3.6 million compared to a provision of $2.2 million during the second quarter of 2015. The provision recorded in the second quarter of 2016 was due to the recording of a $3.6 million provision on loans, excluding PCI loans, and a $91 thousand provision related to PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.
Total noninterest expense for the quarter ended June 30, 2016 was $63.8 million, down from $68.5 million for the second quarter of 2015. The decrease from the prior year period was primarily due to lower acquisition-related expenses. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2016 was $162.3 million, an increase of $936 thousand from the prior year period. The increase was due to higher loan and securities volumes, partially offset by lower incremental accretion income on loans. Noninterest income for the current period was $42.6 million, a decrease of $1.6 million from the prior year period. The decrease was due to higher expense recorded for the change in FDIC loss-sharing asset and lower financial services revenue. For a more complete discussion of these topics, please refer to the net interest income and noninterest income sections contained in the ensuing pages.
The provision for loan and lease losses for the six months ended June 30, 2016 was $8.9 million compared to a provision of $3.4 million for the first six months of 2015. The $8.9 million provision was due to recording a provision of $8.2 million for loans, excluding PCI loans, and a provision of $744 thousand related to PCI loans. For a more complete discussion of this topic, please refer to the provision for loan and lease losses section contained in the ensuing pages.

Total noninterest expense for the six months ended June 30, 2016 was $128.9 million, a 5% decrease from the prior year period. The decrease from the prior-year period was primarily due to lower acquisition-related expenses. For a more complete discussion of this topic, please refer to the noninterest expense section contained in the ensuing pages.
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

	Three Months Ended June 30,			Three Months Ended June 30,
	2016			2015
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$5,999,428	$72,952	4.86%	$5,542,489	$72,410	5.23%
Taxable securities	1,801,195	8,829	1.96%	1,516,740	7,260	1.91%
Tax exempt securities (2)	460,817	4,300	3.73%	460,219	4,632	4.03%
Interest-earning deposits with banks	23,743	28	0.47%	40,840	26	0.25%
Total interest-earning assets	8,285,183	$86,109	4.16%	7,560,288	$84,328	4.46%
Other earning assets	154,843			148,573
Noninterest-earning assets	790,765			823,312
Total assets	$9,230,791			$8,532,173
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$428,279	$140	0.13%	$489,984	$236	0.19%
Savings accounts	692,179	18	0.01%	626,930	17	0.01%
Interest-bearing demand	949,669	183	0.08%	883,366	155	0.07%
Money market accounts	1,956,257	446	0.09%	1,752,821	332	0.08%
Total interest-bearing deposits	4,026,384	787	0.08%	3,753,101	740	0.08%
Federal Home Loan Bank advances	161,637	241	0.60%	121,828	154	0.51%
Other borrowings	76,771	135	0.70%	86,084	136	0.63%
Total interest-bearing liabilities	4,264,792	$1,163	0.11%	3,961,013	$1,030	0.10%
Noninterest-bearing deposits	3,595,882			3,225,371
Other noninterest-bearing liabilities	102,447			97,902
Shareholders’ equity	1,267,670			1,247,887
Total liabilities & shareholders’ equity	$9,230,791			$8,532,173
Net interest income (tax equivalent)		$84,946			$83,298
Net interest margin (tax equivalent)			4.10%			4.41%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.2 million and $1.5 million for the three month periods ended June 30, 2016 and 2015, respectively. The incremental accretion income on acquired loans was $4.4 million and $7.3 million for the three months ended June 30, 2016 and 2015, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million and $666 thousand for the three months ended June 30, 2016 and 2015, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2016			2015
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$5,913,434	$144,250	4.88%	$5,479,067	$143,897	5.25%
Taxable securities	1,745,242	16,846	1.93%	1,562,776	14,786	1.89%
Tax exempt securities (2)	459,492	8,612	3.75%	459,853	9,311	4.05%
Interest-earning deposits with banks	27,396	66	0.48%	43,054	53	0.25%
Total interest-earning assets	8,145,564	$169,774	4.17%	7,544,750	$168,047	4.45%
Other earning assets	154,589			147,321
Noninterest-earning assets	789,848			826,976
Total assets	$9,090,001			$8,519,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$438,597	$284	0.13%	$496,101	$476	0.19%
Savings accounts	684,027	35	0.01%	626,036	36	0.01%
Interest-bearing demand	938,809	352	0.07%	1,047,844	293	0.06%
Money market accounts	1,943,416	858	0.09%	1,784,198	683	0.08%
Total interest-bearing deposits	4,004,849	1,529	0.08%	3,954,179	1,488	0.08%
Federal Home Loan Bank advances	106,103	365	0.69%	125,812	313	0.50%
Other borrowings	83,735	273	0.65%	97,066	282	0.58%
Total interest-bearing liabilities	4,194,687	$2,167	0.10%	4,177,057	$2,083	0.10%
Noninterest-bearing deposits	3,529,131			2,999,075
Other noninterest-bearing liabilities	103,143			98,526
Shareholders’ equity	1,263,040			1,244,389
Total liabilities & shareholders’ equity	$9,090,001			$8,519,047
Net interest income (tax equivalent)		$167,607			$165,964
Net interest margin (tax equivalent)			4.12%			4.40%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.3 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. The incremental accretion income on acquired loans was $9.1 million and $14.8 million for the six months ended June 30, 2016 and 2015, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.3 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.0 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$5,745	$(5,203)	$542
Taxable securities	1,391	178	1,569
Tax exempt securities	6	(338)	(332)
Interest earning deposits with banks	(14)	16	2
Interest income	$7,128	$(5,347)	$1,781
Interest Expense
Deposits:
Certificates of deposit	$(27)	$(69)	$(96)
Savings accounts	2	(1)	1
Interest-bearing demand	12	16	28
Money market accounts	40	74	114
Total interest on deposits	27	20	47
Federal Home Loan Bank advances	56	31	87
Other borrowings	(62)	61	(1)
Interest expense	$21	$112	$133
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

	Six Months Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$10,980	$(10,627)	$353
Taxable securities	1,757	303	2,060
Tax exempt securities	(7)	(692)	(699)
Interest earning deposits with banks	(24)	37	13
Interest income	$12,706	$(10,979)	$1,727
Interest Expense
Deposits:
Certificates of deposit	$(50)	$(142)	$(192)
Savings accounts	4	(5)	(1)
Interest-bearing demand	(33)	92	59
Money market accounts	64	111	175
Total interest on deposits	(15)	56	41
Federal Home Loan Bank advances	(55)	107	52
Other borrowings	(70)	61	(9)
Interest expense	$(140)	$224	$84

The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$1,300	$2,367	$2,957	$4,814
Other FDIC acquired loans (2)	—	15	—	132
Other acquired loans	3,074	4,889	6,147	9,823
Incremental accretion income	$4,374	$7,271	$9,104	$14,769

Net interest margin (tax equivalent)	4.10%	4.41%	4.12%	4.40%
Operating net interest margin (tax equivalent) (1)	4.00%	4.17%	4.01%	4.18%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.
(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.
Comparison of current quarter to prior year period
Net interest income for the second quarter of 2016 was $82.1 million, up from $81.0 million for the same quarter in 2015. The increase was due to higher loan and securities volumes, partially offset by lower incremental accretion income on loans. As shown in the table above, incremental accretion income continued to decline which was reflective of the decrease in volume of acquired loans. Average interest-earning assets were up $724.9 million from the prior year period due to loan growth and purchases of investment securities. The Company’s net interest margin (tax equivalent) decreased to 4.10% in the second quarter of 2016, from 4.41% for the prior year period. This decrease was due to lower incremental accretion income on acquired loans as discussed above. The Company’s operating net interest margin (tax equivalent) decreased to 4.00% from 4.17% due to lower yielding originated loans (see footnote 1 in prior table).
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2016 was $162.3 million, an increase of 1% from $161.4 million for the prior year period. The increase in net interest income was due to higher loan and securities volumes, partially offset by lower incremental accretion income on loans. The Company’s net interest margin (tax equivalent) decreased to 4.12% for the first six months of 2016, from 4.40% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was primarily due to lower accretion income on the acquired loan portfolios. As shown in the table above, the Company recorded $9.1 million in total incremental accretion during the six months ended June 30, 2016, a decrease of $5.7 million from the prior year period. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2016 decreased to 4.01% from 4.18% due to lower yielding originated loans (see footnote 1 in prior table).
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the second quarter of 2016, the Company recorded a $3.6 million provision expense compared with a provision expense of $2.2 million during the second quarter of 2015. The $3.6 million net provision for loan and lease losses recorded during the current quarter was driven by loans, excluding PCI loans, which was $3.6 million. Net provision expense for PCI loans was $91 thousand. The $3.6 million provision for loans, excluding PCI loans, was due to growth in the loan portfolio and net charge-off activity. The provision recorded relating to PCI loans was due to the decrease in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the first quarter of 2016. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2016 was $8.9 million compared with provision expense of $3.4 million during the same period in 2015. The $8.9 million provision expense for loans recorded for the current year-to-date period included a provision of $8.2 million for loans, excluding PCI loans and a provision of $744 thousand related to PCI loans. The provision of $8.2 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. The $744 thousand in provision expense for PCI loans was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2015, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015 (1)	$ Change	% Change	2016	2015 (1)	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees (1)	$7,093	$7,351	$(258)	(4)%	$14,082	$14,211	$(129)	(1)%
Card revenue (1)	6,051	5,702	349	6%	11,703	11,065	638	6%
Financial services and trust revenue (1)	2,780	3,217	(437)	(14)%	5,601	6,341	(740)	(12)%
Loan revenue (1)	2,802	2,322	480	21%	5,064	4,925	139	3%
Merchant processing revenue	2,272	2,340	(68)	(3)%	4,374	4,380	(6)	—%
Bank owned life insurance	1,270	1,206	64	5%	2,386	2,284	102	4%
Other (1)	433	475	(42)	(9)%	867	1,303	(436)	(33)%
Subtotal	22,701	22,613	88	—%	44,077	44,509	(432)	(1)%
Investment securities gains, net	229	343	(114)	(33)%	602	1,064	(462)	(43)%
Change in FDIC loss-sharing asset	(990)	(1,494)	504	(34)%	(2,093)	(1,344)	(749)	56%
Total noninterest income	$21,940	$21,462	$478	2%	$42,586	$44,229	$(1,643)	(4)%
__________
(1) Reclassified to conform to the current period’s presentation. Reclassifications consisted of disaggregating income previously presented as ‘Service charges and other fees’ and certain income previously presented in ‘Other’ into the presentation above. There was no change to total noninterest income as previously reported as a result of these reclassifications.
Comparison of current quarter to prior year period
Noninterest income was $21.9 million for the second quarter of 2016, compared to $21.5 million for the same period in 2015. The increase was due to loan and card revenue as well as lower expenses from the FDIC loss-sharing asset. Card revenue, which consists principally of debit card interchange and ATM fees, was up $349 thousand principally from higher interchange fees driven by higher transaction volumes. The increase in loan revenue was due to sales of Small Business Administration-guaranteed loans and, to a lesser extent, mortgage banking activity. These increases were partially offset by lower financial services revenue which is sensitive to stock market volatility.
The change in the FDIC loss-sharing asset has been a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset, the provision recorded for reimbursable losses on covered loans and write-downs of covered other real estate owned (“OREO”). For the second quarter of 2016, the change in the asset was primarily driven by $883 thousand of amortization of the asset. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2016, noninterest income was $42.6 million compared to $44.2 million for the same period in 2015. The decrease was due to higher expense recorded for the change in the FDIC loss-sharing asset, which was $749 thousand more in the current period compared to the prior year period. The decrease was also driven by lower financial services revenue which is sensitive to stock market volatility.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$37,291	$38,446	$(1,155)	(3)%	$73,610	$77,546	$(3,936)	(5)%
All other noninterest expense:
Occupancy	7,652	8,687	(1,035)	(12)%	17,825	16,680	1,145	7%
Merchant processing expense	1,118	1,079	39	4%	2,151	2,056	95	5%
Advertising and promotion	1,043	1,195	(152)	(13)%	1,885	2,126	(241)	(11)%
Data processing	3,929	4,242	(313)	(7)%	8,075	9,226	(1,151)	(12)%
Legal and professional services	1,777	2,847	(1,070)	(38)%	3,102	5,354	(2,252)	(42)%
Taxes, license and fees	1,298	1,427	(129)	(9)%	2,588	2,659	(71)	(3)%
Regulatory premiums	1,068	1,321	(253)	(19)%	2,209	2,542	(333)	(13)%
Net cost (benefit) of operation of other real estate owned	84	(563)	647	(115)%	188	(1,809)	1,997	(110)%
Amortization of intangibles	1,483	1,718	(235)	(14)%	3,066	3,535	(469)	(13)%
Other	7,047	8,072	(1,025)	(13)%	14,165	15,290	(1,125)	(7)%
Total all other noninterest expense	26,499	30,025	(3,526)	(12)%	55,254	57,659	(2,405)	(4)%
Total noninterest expense	$63,790	$68,471	$(4,681)	(7)%	$128,864	$135,205	$(6,341)	(5)%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$3,035	$35	$3,373
Occupancy	—	804	2,383	1,303
Advertising and promotion	—	247	—	343
Data processing	—	180	18	1,738
Legal and professional fees	—	632	—	1,024
Other	—	745	—	836
Total impact of acquisition-related expense to noninterest expense (1)	$—	$5,643	$2,436	$8,617
__________
(1) There were no acquisition-related expenses recorded during the three months ended June 30, 2016 and all of the acquisition-related expenses recorded during the six months ended June 30, 2016 were related to the 2014 acquisition of Intermountain Community Bancorp (“Intermountain”). Of the $8.6 million in acquisition-related expenses recorded during the six months ended June 30, 2015, $8.5 million related to the Intermountain acquisition and $72 thousand related to the 2013 acquisition of West Coast Bancorp.

Comparison of current quarter to prior year period
Total noninterest expense for the second quarter of 2016 was $63.8 million, a decrease of $4.7 million, or 7% from the prior year period. The decrease was due to lower acquisition-related expenses. After removing the effect of the acquisition-related expenses, noninterest expense for the current quarter was $962 thousand higher than the second quarter of 2015 on the same basis. This increase was due to higher compensation and benefits, driven by higher insurance expense as well as higher OREO expenses. Net OREO expenses were a net cost of $84 thousand in the current quarter but were a net benefit of $563 thousand in the second quarter of 2015.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2016, noninterest expense was $128.9 million, a decrease of $6.3 million, or 5% from $135.2 million a year earlier. The decrease from the prior year period was due to lower acquisition-related expenses. After removing the effect of the acquisition-related expenses, noninterest expense for the current year-to-date period was $160 thousand lower than the prior year period on the same basis as lower legal and professional fees and lower compensation and employee benefits were offset by an increase in net OREO expenses.
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
	2016	2015 (1)		2016	2015 (1)
	(in thousands)
Postage	$546	$608	$(62)	$1,131	$1,416	$(285)
Software support and maintenance	1,235	834	401	2,269	1,871	398
Supplies	256	405	(149)	711	722	(11)
Loan expenses (1)	383	354	29	690	817	(127)
Dues and subscriptions (1)	260	289	(29)	617	564	53
Insurance	482	630	(148)	957	1,026	(69)
Card expenses (1)	703	784	(81)	1,370	1,599	(229)
Travel and entertainment (1)	929	1,279	(350)	1,616	2,054	(438)
Employee expenses	365	378	(13)	655	657	(2)
Sponsorships and charitable contributions	525	563	(38)	1,144	995	149
Directors fees	189	216	(27)	381	455	(74)
Correspondent bank processing fees	143	181	(38)	275	328	(53)
Investor relations	124	209	(85)	164	270	(106)
Other personal property owned	—	2	(2)	(2)	6	(8)
FDIC clawback expense	70	(30)	100	279	(7)	286
Fraud losses (1)	101	288	(187)	167	438	—
Miscellaneous (1)	736	1,082	(346)	1,741	2,079	(338)
Total other noninterest expense	$7,047	$8,072	$(1,025)	$14,165	$15,290	$(854)
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to creating new lines within other noninterest expense. There were no changes to previously reported total other noninterest expense as a result of these reclassifications.
Comparison of current quarter to prior year period
Other noninterest expense decreased $1.0 million due to lower acquisition-related expenses, partially offset by higher software support and maintenance in the current quarter.
Comparison of current year-to-date to prior year period
Other noninterest expense decreased $854 thousand due to lower acquisition-related expenses, partially offset by higher software support and maintenance in the current period.

FDIC Acquired Loan Accounting
Two of our non-single family FDIC loss-sharing agreements expired in 2015 and the remaining two such agreements expired in the second quarter of 2016. In addition, the balance of our loan portfolios acquired from the FDIC continues to diminish over time. As a result, the significance to our result of operations from FDIC acquired loan accounting has also diminished. The following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$1,300	$2,367	$2,957	$4,814
Incremental accretion income on other FDIC acquired loans (1)	—	15	—	132
Provision for losses on purchased credit impaired loans	(91)	(476)	(744)	(3,085)
Change in FDIC loss-sharing asset (2)	(990)	(1,494)	(2,093)	(1,344)
FDIC clawback liability recovery (expense)	(70)	30	(279)	7
Pre-tax earnings impact of FDIC acquired loan portfolios	$149	$442	$(159)	$524
__________
(1) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.
(2) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Income Taxes
We recorded an income tax provision of $11.2 million for the second quarter of 2016, compared to a provision of $9.9 million for the same period in 2015, with an effective tax rate of 31% for both periods. For the six months ended June 30, 2016 and 2015, we recorded an income tax provision of $20.5 million and $20.7 million, respectively, with an effective tax rate of 30% and 31%, respectively. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance and loans with favorable tax attributes. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015.
FINANCIAL CONDITION
Total assets were $9.35 billion as of June 30, 2016, an increase of $402.0 million from $8.95 billion at December 31, 2015. Loan growth of $292.1 million during the quarter was driven by strong loan originations of $337.8 million. Loan production was diversified across the portfolio, but was centered in our commercial business and commercial and multifamily residential real estate sectors. Securities available for sale were $2.28 billion at June 30, 2016, an increase of $121.9 million from December 31, 2015. Total liabilities were $8.08 billion as of June 30, 2016, an increase of $369.6 million from $7.71 billion at December 31, 2015. The increase was due to increases in deposits and Federal Home Loan Bank advances.
Investment Securities Available for Sale
At June 30, 2016, the Company held investment securities totaling $2.28 billion compared to $2.16 billion at December 31, 2015. The increase in the investment securities portfolio from year-end is due to $296.9 million in purchases and a $42.2 million increase in the net unrealized gain of securities in the portfolio, partially offset by $206.6 million in principal payments, maturities and sales and $10.6 million in premium amortization. The average duration of our investment portfolio was approximately 3 years and 10 months at June 30, 2016. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At June 30, 2016, the market value of securities available for sale had a net unrealized gain of $42.3 million compared to a net unrealized gain of $84 thousand at December 31, 2015. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At June 30, 2016, the Company had $248.2 million of investment securities with gross unrealized losses of $2.4 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,421,686	$1,286,489
State and municipal securities	518,365	492,169
U.S. government and government-sponsored enterprise securities	333,743	353,782
U.S. government securities	549	20,137
Other securities	5,209	5,117
Total	$2,279,552	$2,157,694
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

We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Loan and Lease Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2015 Annual Report on Form 10-K.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2016	% of Total	December 31, 2015	% of Total
	(dollars in thousands)
Commercial business	$2,518,682	41.2%	$2,362,575	40.6%
Real estate:
One-to-four family residential	172,957	2.8%	176,295	3.0%
Commercial and multifamily residential	2,651,476	43.6%	2,491,736	42.9%
Total real estate	2,824,433	46.4%	2,668,031	45.9%
Real estate construction:
One-to-four family residential	129,195	2.1%	135,874	2.3%
Commercial and multifamily residential	185,315	3.0%	167,413	2.9%
Total real estate construction	314,510	5.1%	303,287	5.2%
Consumer	325,632	5.3%	342,601	5.9%
Purchased credit impaired	161,107	2.6%	180,906	3.1%
Subtotal	6,144,364	100.6%	5,857,400	100.7%
Less: Net unearned income	(37,221)	(0.6)%	(42,373)	(0.7)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$6,107,143	100.0%	$5,815,027	100.0%
Loans held for sale	$7,649		$4,509
Total loans increased $292.1 million from year-end 2015. The loan growth was driven by substantial loan production during the first six months of the year, partially offset by contractual payments and prepayments. The loan portfolio continues to be diversified, with the intent to mitigate risk by minimizing concentration in any one sector. The $37.2 million in unearned income recorded at June 30, 2016 was comprised of $26.0 million in discount on acquired loans and $11.2 million in deferred loan fees. The $42.4 million in unearned income recorded at December 31, 2015 consisted of $32.2 million in discount on acquired loans and $10.2 million in deferred loan fees.

The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	June 30, 2016	December 31, 2015
Acquisition:	(in thousands)
Intermountain	$7,458	$8,237
West Coast	18,966	24,367
Other	(446)	(432)
Total net discount at period end	$25,978	$32,172
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2016	December 31, 2015
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$9,548	$9,437
Real estate:
One-to-four family residential	957	820
Commercial and multifamily residential	7,834	9,513
Total real estate	8,791	10,333
Real estate construction:
One-to-four family residential	562	928
Total real estate construction	562	928
Consumer	4,014	766
Total nonaccrual loans	22,915	21,464
Other real estate owned and other personal property owned	10,613	13,738
Total nonperforming assets	$33,528	$35,202

Loans, net of unearned income	$6,107,143	$5,815,027
Total assets	$9,353,651	$8,951,697

Nonperforming loans to period end loans	0.38%	0.37%
Nonperforming assets to period end assets	0.36%	0.39%
At June 30, 2016, nonperforming assets were $33.5 million, compared to $35.2 million at December 31, 2015. Nonperforming assets decreased $1.7 million during the six months ended June 30, 2016, primarily due to OREO sales during the period.
Other Real Estate Owned: The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$12,427	$23,299	$13,738	$22,190
Transfers in	206	3,143	311	7,836
Valuation adjustments	(139)	(596)	(276)	(793)
Proceeds from sale of OREO property	(1,950)	(6,484)	(3,276)	(11,608)
Gain on sale of OREO, net	69	1,255	116	2,992
Balance, end of period	$10,613	$20,617	$10,613	$20,617
Allowance for Loan and Lease Losses
We record an allowance to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. Management’s allowance estimate is measured quarterly and the primary components include allowances related to:

1.	Loans collectively evaluated for impairment under the Contingencies topic of the FASB ASC.

2.	Loans individually determined to be impaired in accordance with the Receivables topic of the FASB ASC.

3.	Purchased credit impaired loans accounted for under the Receivables topic of the FASB ASC.

On a quarterly basis, our Chief Credit Officer reviews with executive management and the board of directors the various factors that management considers when determining the adequacy of the allowance. These factors include the following:

•	Existing general economic and business conditions affecting our market place

•	Credit quality trends

•	Historical loss experience

•	Seasoning of the loan portfolio

•	Bank regulatory examination results

•	Findings of internal credit examiners

•	Duration of current business cycle

•	Specific loss estimates for problem loans
The allowance is increased by provisions for loan and lease losses (“provision”) charged to expense, and is reduced by loans charged off, net of recoveries or recapture of previous provision. While we believe the best information available is used to determine the allowance, changes in conditions could result in adjustments to the allowance, affecting net income, if circumstances differ from management’s assumptions. In addition, the allowance may include an unallocated amount to recognize factors inherent in our loan portfolio not otherwise contemplated. Any unallocated amount generally comprises less than 5% of the allowance.
For loans individually determined to be impaired, the Company measures impairment on a loan-by-loan basis using either the discounted expected future cash flows, observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent or if foreclosure is probable. A specific reserve for such loans is recognized to the extent the measured value is less than the loan’s recorded investment.
PCI loans are accounted for under ASC 310-30 and initially measured at fair value based on expected future cash flows over the life of the loans. PCI loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected loan cash flows, at the pool-level, on a quarterly basis. If, due to credit deterioration, the present value of expected cash flows, as periodically re-measured, is less than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to the lower amount by adjusting the allowance with a charge to earnings through the provision for loan losses. If the present value of expected cash flows is greater than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to a higher amount by recapturing previously recorded allowance for loan losses, if any.
At June 30, 2016, our allowance was $69.3 million, or 1.13% of total loans (excluding loans held for sale). This compares with an allowance of $68.2 million, or 1.17% of total loans (excluding loans held for sale) at December 31, 2015 and an allowance of $69.3 million or 1.23% of total loans (excluding loans held for sale) at June 30, 2015.
In addition to the allowance, we recognize a liability for unfunded commitments and letters of credit. We report this amount in other liabilities on our Consolidated Balance Sheet. We measure this amount based upon our estimates of the probability of funding and losses related to those credit exposures. This methodology is similar to how we measure our allowance. For additional information on the liability for unfunded commitments and letters of credit, see Note 5 to the Consolidated Financial Statements presented elsewhere in this report.

The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$69,264	$70,234	$68,172	$69,569
Charge-offs:
Commercial business	(2,941)	(2,086)	(6,714)	(3,512)
One-to-four family residential	(35)	(289)	(35)	(297)
Commercial and multifamily residential	(26)	(43)	(26)	(43)
Consumer	(334)	(319)	(600)	(1,210)
Purchased credit impaired	(2,898)	(2,876)	(5,764)	(6,976)
Total charge-offs	(6,234)	(5,613)	(13,139)	(12,038)
Recoveries:
Commercial business	753	209	1,415	827
One-to-four family residential	20	15	61	27
Commercial and multifamily residential	130	20	199	3,281
One-to-four family residential construction	5	8	259	36
Commercial and multifamily residential construction	1	2	2	5
Consumer	201	137	366	410
Purchased credit impaired	1,524	2,043	3,075	3,729
Total recoveries	2,634	2,434	5,377	8,315
Net charge-offs	(3,600)	(3,179)	(7,762)	(3,723)
Provision for loan and lease losses	3,640	2,202	8,894	3,411
Ending balance	$69,304	$69,257	$69,304	$69,257
Total loans, net at end of period, excluding loans held of sale	$6,107,143	$5,611,897	$6,107,143	$5,611,897
Allowance for loan and lease losses to period-end loans	1.13%	1.23%	1.13%	1.23%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,930	$2,655	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	(150)	275	(150)	275
Ending balance	$2,780	$2,930	$2,780	$2,930

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
At June 30, 2016, the FDIC loss-sharing asset was $4.3 million, which was comprised of a $3.2 million FDIC indemnification asset and a $1.1 million FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$5,954	$14,644	$6,568	$15,174
Adjustments not reflected in income:
Cash received from the FDIC, net	(396)	(2,862)	(43)	(3,522)
FDIC reimbursable recoveries, net	(302)	(944)	(166)	(964)
Adjustments reflected in income:
Amortization, net	(883)	(1,376)	(2,215)	(3,670)
Loan impairment (recapture)	(20)	1	127	1,532
Sale of other real estate	(24)	(208)	120	(627)
Valuation adjustments of other real estate	(40)	52	(22)	1,124
Other	(23)	37	(103)	297
Balance at end of period	$4,266	$9,344	$4,266	$9,344
For additional information on the FDIC loss-sharing asset, please see Note 7 to the Consolidated Financial Statements presented elsewhere in this report.
Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and term and sweep repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets, and to fund continuing operations.
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

Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) increased $209.3 million since year-end 2015.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2016, CDARS® deposits and brokered money market deposits were $152.3 million, or 2% of total deposits, compared to $127.8 million at year-end 2015. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2016		December 31, 2015 (1)
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,652,951	47.6%	$3,507,358	47.2%
Interest-bearing demand	957,548	12.5%	925,909	12.4%
Money market	1,818,337	23.7%	1,788,552	24.0%
Savings	692,694	9.0%	657,016	8.8%
Certificates of deposit, less than $250,000 (1)	326,433	4.3%	359,878	4.8%
Total core deposits	7,447,963	97.1%	7,238,713	97.2%
Certificates of deposit, $250,000 or more (1)	72,812	0.9%	72,126	1.0%
Certificates of deposit insured by CDARS®	22,755	0.3%	26,901	0.4%
Brokered money market accounts	129,590	1.7%	100,854	1.4%
Subtotal	7,673,120	100.0%	7,438,594	100.0%
Premium resulting from acquisition date fair value adjustment	93		235
Total deposits	$7,673,213		$7,438,829
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to changing the threshold for certificates of deposit presented to the current FDIC insurance limit.
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At June 30, 2016, we had FHLB advances of $204.5 million compared to $68.5 million at December 31, 2015.
We also utilize wholesale and retail repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2016 and December 31, 2015, we had term repurchase agreements of $25.0 million, which mature in 2018, and deposit customer sweep-related repurchase agreements of $64.2 million and $74.7 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2016, we had commitments to extend credit of $1.99 billion compared to $1.98 billion at December 31, 2015.

Capital Resources
Shareholders’ equity at June 30, 2016 was $1.27 billion, an increase from $1.24 billion at December 31, 2015. Shareholders’ equity was 14% of total period-end assets at June 30, 2016 and December 31, 2015.
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At June 30, 2016, the capital conservation buffer was 4.6568% and 4.4962% for the Company and Bank, respectively. Therefore, we met all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were in effect at June 30, 2016.
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
The Company and its banking subsidiary qualify as “well-capitalized” at June 30, 2016 and December 31, 2015. The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at June 30, 2016 and December 31, 2015:

	Company		Columbia Bank
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Common equity tier 1 (CET1) risk-based capital ratio	11.6591%	11.94%	11.5121%	11.76%
Tier 1 risk-based capital ratio	11.6733%	11.95%	11.5121%	11.76%
Total risk-based capital ratio	12.6568%	12.94%	12.4962%	12.75%
Leverage ratio	9.6859%	10.03%	9.5856%	9.89%
Capital conservation buffer	4.6568%	N/A	4.4962%	N/A
Stock Repurchase Program
In June 2016, the Board of Directors approved a stock repurchase program which succeeds the prior program that was adopted in October 2011. The program authorizes the Company to repurchase up to 2.9 million shares of our outstanding common stock, representing approximately 5% of the common shares outstanding. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution.

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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$84,946	$83,298	$167,607	$165,964
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(1,300)	(2,367)	(2,957)	(4,814)
Incremental accretion income on other FDIC acquired loans (2)	—	(15)	—	(132)
Incremental accretion income on other acquired loans	(3,074)	(4,889)	(6,147)	(9,823)
Premium amortization on acquired securities	2,075	2,706	4,399	5,567
Interest reversals on nonaccrual loans	107	156	560	806
Operating net interest income (tax equivalent) (1)	$82,754	$78,889	$163,462	$157,568
Average interest earning assets	$8,285,183	$7,560,288	$8,145,564	$7,544,750
Net interest margin (tax equivalent) (1)	4.10%	4.41%	4.12%	4.40%
Operating net interest margin (tax equivalent) (1)	4.00%	4.17%	4.01%	4.18%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.8 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and an addition to net interest income of $5.3 million and $4.6 million for the six months ended June 30, 2016 and 2015.
(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant and will no longer be tracked for this non-GAAP financial measure.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2016, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2015. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2016:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2016 - 4/30/2016	1,779	$31.17	—	—
5/1/2016 - 5/31/2016	129	29.90	—	—
6/1/2016 - 6/30/2016	33	27.62	—	2,900,000
	1,941	$31.02	—

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 1,941 shares of common stock to pay the shareholders’ withholding taxes.

(2)	During the quarter ended June 30, 2016, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 4, 2016	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2016	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2016	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith