Form 10-Q
period 2016-09-30
COLUMBIA BANKING SYSTEM INC
filed 2016-11-09
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.

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
Yes ☐  No  ☒
The number of shares of common stock outstanding at October 31, 2016 was 58,042,207.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2016	December 31, 2015
ASSETS			(in thousands)
Cash and due from banks			$180,839	$166,929
Interest-earning deposits with banks			11,225	8,373
Total cash and cash equivalents			192,064	175,302
Securities available for sale at fair value (amortized cost of $2,324,721 and $2,157,610, respectively)			2,360,084	2,157,694
Federal Home Loan Bank stock at cost			12,640	12,722
Loans held for sale			3,361	4,509
Loans, net of unearned income of ($36,236) and ($42,373), respectively			6,259,757	5,815,027
Less: allowance for loan and lease losses			70,264	68,172
Loans, net			6,189,493	5,746,855
FDIC loss-sharing asset			3,592	6,568
Interest receivable			31,606	27,877
Premises and equipment, net			152,908	164,239
Other real estate owned			8,994	13,738
Goodwill			382,762	382,762
Other intangible assets, net			19,051	23,577
Other assets			230,199	235,854
Total assets			$9,586,754	$8,951,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,942,434	$3,507,358
Interest-bearing			4,115,382	3,931,471
Total deposits			8,057,816	7,438,829
Federal Home Loan Bank advances			66,502	68,531
Securities sold under agreements to repurchase			69,189	99,699
Other liabilities			116,512	102,510
Total liabilities			8,310,019	7,709,569
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	September 30, 2016	December 31, 2015
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,043	57,724	994,098	990,281
Retained earnings			263,915	255,925
Accumulated other comprehensive income (loss)			16,505	(6,295)
Total shareholders’ equity			1,276,735	1,242,128
Total liabilities and shareholders’ equity			$9,586,754	$8,951,697
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015 (1)	2016	2015 (1)
	(in thousands except per share amounts)
Interest Income
Loans	$74,956	$72,242	$216,923	$214,808
Taxable securities	8,988	7,472	25,834	22,258
Tax-exempt securities	2,799	2,920	8,397	8,972
Deposits in banks	15	31	81	84
Total interest income	86,758	82,665	251,235	246,122
Interest Expense
Deposits	823	756	2,352	2,244
Federal Home Loan Bank advances	229	78	594	391
Other borrowings	134	137	407	419
Total interest expense	1,186	971	3,353	3,054
Net Interest Income	85,572	81,694	247,882	243,068
Provision for loan and lease losses	1,866	2,831	10,760	6,242
Net interest income after provision for loan and lease losses	83,706	78,863	237,122	236,826
Noninterest Income
Deposit account and treasury management fees (1)	7,222	7,230	21,304	21,441
Card revenue (1)	6,114	5,849	17,817	16,914
Financial services and trust revenue (1)	2,746	3,316	8,347	9,657
Loan revenue (1)	2,949	3,200	8,013	8,125
Merchant processing revenue	2,352	2,422	6,726	6,802
Bank owned life insurance	1,073	1,086	3,459	3,370
Investment securities gains, net	572	236	1,174	1,300
Change in FDIC loss-sharing asset	(104)	(1,635)	(2,197)	(2,979)
Other (1)	242	795	1,109	2,098
Total noninterest income	23,166	22,499	65,752	66,728
Noninterest Expense
Compensation and employee benefits	38,476	35,175	112,086	112,721
Occupancy	8,219	8,101	26,044	24,781
Merchant processing expense	1,161	1,090	3,312	3,146
Advertising and promotion	1,993	1,354	3,878	3,480
Data processing	4,275	3,796	12,350	13,022
Legal and professional fees	2,264	2,173	5,366	7,527
Taxes, licenses and fees	1,491	1,344	4,079	4,003
Regulatory premiums	776	1,084	2,985	3,626
Net cost (benefit) of operation of other real estate owned	(249)	240	(61)	(1,569)
Amortization of intangibles	1,460	1,695	4,526	5,230
Other	7,398	8,015	21,563	23,305
Total noninterest expense	67,264	64,067	196,128	199,272
Income before income taxes	39,608	37,295	106,746	104,282
Income tax provision	12,124	11,515	32,598	32,195
Net Income	$27,484	$25,780	$74,148	$72,087
Earnings per common share
Basic	$0.47	$0.45	$1.28	$1.25
Diluted	$0.47	$0.45	$1.28	$1.25
Dividends paid per common share	$0.39	$0.34	$1.14	$0.98
Weighted average number of common shares outstanding	57,215	57,051	57,173	57,007
Weighted average number of diluted common shares outstanding	57,225	57,064	57,183	57,021
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

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Net income	$27,484	$25,780
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $2,305 and ($5,765)	(4,049)	10,126
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $208 and $85	(364)	(151)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(4,413)	9,975
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($60) and ($35)	107	62
Pension plan liability adjustment, net	107	62
Other comprehensive income (loss)	(4,306)	10,037
Total comprehensive income	$23,178	$35,817

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net income	$74,148	$72,087
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($13,225) and ($4,647)	23,229	8,161
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $426 and $471	(748)	(829)
Net unrealized gain from securities, net of reclassification adjustment	22,481	7,332
Pension plan liability adjustment:
Net unrealized loss from unfunded defined benefit plan liability arising during the period, net of tax of $0 and $159	—	(280)
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($182) and ($87)	319	153
Pension plan liability adjustment, net	319	(127)
Other comprehensive income	22,800	7,205
Total comprehensive income	$96,948	$79,292
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	74,148	—	74,148
Other comprehensive income	—	—	—	—	—	22,800	22,800
Issuance of common stock - stock option and other plans	—	—	47	1,304	—	—	1,304
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	310	3,626	—	—	3,626
Purchase and retirement of common stock	—	—	(38)	(1,113)	—	—	(1,113)
Preferred dividends	—	—	—	—	(117)	—	(117)
Cash dividends paid on common stock	—	—	—	—	(66,041)	—	(66,041)
Balance at September 30, 2016	9	$2,217	58,043	$994,098	$263,915	$16,505	$1,276,735
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	72,087	—	72,087
Other comprehensive income	—	—	—	—	—	7,205	7,205
Issuance of common stock - stock option and other plans	—	—	46	1,194	—	—	1,194
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	277	2,934	—	—	2,934
Purchase and retirement of common stock	—	—	(31)	(879)	—	—	(879)
Preferred dividends	—	—	—	—	(100)	—	(100)
Cash dividends paid on common stock	—	—	—	—	(56,480)	—	(56,480)
Balance at September 30, 2015	9	$2,217	57,729	$989,088	$250,005	$12,826	$1,254,136

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2016	2015 (1)
	(in thousands)
Cash Flows From Operating Activities
Net income	$74,148	$72,087
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	10,760	6,242
Stock-based compensation expense	3,626	2,934
Depreciation, amortization and accretion	27,796	21,892
Investment securities gain, net	(1,174)	(1,300)
Net realized (gain) loss on sale of other assets	186	(241)
Net realized (gain) loss on sale and valuation adjustments of other real estate owned (1)	101	(1,798)
Originations of loans held for sale	(76,645)	(57,249)
Proceeds from sales of loans held for sale (1)	77,793	51,728
Net change in:
Interest receivable	(3,729)	(2,684)
Interest payable	(84)	(136)
Other assets	(7,714)	(1,618)
Other liabilities	13,416	11,012
Net cash provided by operating activities	118,480	100,869
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(450,914)	(314,768)
Purchases of:
Securities available for sale	(502,602)	(218,734)
Premises and equipment	(2,705)	(7,351)
Federal Home Loan Bank stock	(57,799)	(7,360)
Proceeds from:
FDIC reimbursement on loss-sharing asset	878	4,195
Sales of securities available for sale	120,800	82,776
Principal repayments and maturities of securities available for sale	199,677	204,322
Sales of premises and equipment and loans held for investment (1)	7,391	14,132
Redemption of Federal Home Loan Bank stock (1)	57,881	30,483
Sales of other real estate and other personal property owned	5,845	13,254
Payments to FDIC related to loss-sharing asset	(855)	(1,472)
Net cash used in investing activities	(622,403)	(200,523)
Cash Flows From Financing Activities
Net increase in deposits	619,162	390,083
Net decrease in sweep repurchase agreements	(30,510)	(31,898)
Proceeds from:
Federal Home Loan Bank advances	1,347,000	1,467,000
Federal Reserve Bank borrowings	10	1,010
Exercise of stock options	1,304	1,194
Payments for:
Repayment of Federal Home Loan Bank advances	(1,349,000)	(1,677,000)
Repayment of Federal Reserve Bank borrowings	(10)	(1,010)
Common stock dividends	(66,041)	(56,480)
Preferred stock dividends	(117)	(100)
Repayment of other borrowings	—	(8,248)
Purchase and retirement of common stock	(1,113)	(879)
Net cash provided by financing activities	520,685	83,672
Increase (decrease) in cash and cash equivalents	16,762	(15,982)
Cash and cash equivalents at beginning of period	175,302	188,170
Cash and cash equivalents at end of period	$192,064	$172,188

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2016	2015 (1)
	(in thousands)
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$3,437	$3,190
Cash paid for income tax	$20,825	$19,054
Non-cash investing and financing activities
Loans transferred to other real estate owned	$1,202	$8,751

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

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results to be anticipated for the year ending December 31, 2016. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K.
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

2.	Accounting Pronouncements Recently Issued
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide specific guidance on several statement of cash flow classification issues to reduce diversity in practice. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact that this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments included in this ASU require an entity to reflect its current estimate of all expected credit losses for assets held at an amortized cost basis. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however, this ASU will require that credit losses be presented as an allowance rather than as a write-down. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective. The Company is assessing the impact that this guidance will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update will replace most existing revenue recognition guidance in GAAP when it becomes effective. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, to provide implementation guidance and practical expedients related to ASU 2014-09. The Company is assessing the impact that this guidance will have on its consolidated financial statements but does not expect the impact to be material.
3. Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,498,158	$17,148	$(2,382)	$1,512,924
State and municipal securities	487,308	16,192	(382)	503,118
U.S. government agency and government-sponsored enterprise securities	333,423	5,009	(140)	338,292
U.S. government securities	548	—	—	548
Other securities	5,284	64	(146)	5,202
Total	$2,324,721	$38,413	$(3,050)	$2,360,084
December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,296,955	$4,525	$(14,991)	$1,286,489
State and municipal securities	480,417	12,690	(938)	492,169
U.S. government agency and government-sponsored enterprise securities	354,515	1,113	(1,846)	353,782
U.S. government securities	20,439	—	(302)	20,137
Other securities	5,284	24	(191)	5,117
Total	$2,157,610	$18,352	$(18,268)	$2,157,694

Proceeds from sales of securities available for sale were $37.4 million and $10.6 million for the three months ended September 30, 2016 and 2015, respectively, and were $120.8 million and $82.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains	$572	$236	$1,174	$1,310
Gross realized losses	—	—	—	(10)
Net realized gains	$572	$236	$1,174	$1,300
The scheduled contractual maturities of investment securities available for sale at September 30, 2016 are presented as follows:

	September 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$28,765	$28,874
Due after one year through five years	484,206	493,479
Due after five years through ten years	688,715	703,388
Due after ten years	1,117,751	1,129,141
Other securities with no stated maturity	5,284	5,202
Total investment securities available-for-sale	$2,324,721	$2,360,084
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

September 30, 2016
(in thousands)
Washington and Oregon State to secure public deposits	$235,931
Federal Reserve Bank to secure borrowings	40,877
Other securities pledged	147,336
Total securities pledged as collateral	$424,144

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$176,508	$(548)	$163,859	$(1,834)	$340,367	$(2,382)
State and municipal securities	35,915	(337)	3,489	(45)	39,404	(382)
U.S. government agency and government-sponsored enterprise securities	22,115	(140)	—	—	22,115	(140)
Other securities	—	—	2,810	(146)	2,810	(146)
Total	$234,538	$(1,025)	$170,158	$(2,025)	$404,696	$(3,050)

December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$664,509	$(7,610)	$214,325	$(7,381)	$878,834	$(14,991)
State and municipal securities	48,261	(358)	31,383	(580)	79,644	(938)
U.S. government agency and government-sponsored enterprise securities	193,400	(1,128)	40,034	(718)	233,434	(1,846)
U.S. government securities	10,343	(136)	9,794	(166)	20,137	(302)
Other securities	2,300	(15)	2,780	(176)	5,080	(191)
Total	$918,813	$(9,247)	$298,316	$(9,021)	$1,217,129	$(18,268)
At September 30, 2016, there were 83 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 46 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.
At September 30, 2016, there were 35 state and municipal government securities in an unrealized loss position, of which five were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2016, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.
At September 30, 2016, there were five U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.
At September 30, 2016, there was one other security in an unrealized loss position, which was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	September 30, 2016			December 31, 2015
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,630,017	$22,558	$2,652,575	$2,362,575	$34,848	$2,397,423
Real estate:
One-to-four family residential	168,511	19,378	187,889	176,295	23,938	200,233
Commercial and multifamily residential	2,686,783	92,617	2,779,400	2,491,736	99,389	2,591,125
Total real estate	2,855,294	111,995	2,967,289	2,668,031	123,327	2,791,358
Real estate construction:
One-to-four family residential	130,163	867	131,030	135,874	2,278	138,152
Commercial and multifamily residential	202,014	1,583	203,597	167,413	1,630	169,043
Total real estate construction	332,177	2,450	334,627	303,287	3,908	307,195
Consumer	325,741	15,761	341,502	342,601	18,823	361,424
Less: Net unearned income	(36,236)	—	(36,236)	(42,373)	—	(42,373)
Total loans, net of unearned income	6,106,993	152,764	6,259,757	5,634,121	180,906	5,815,027
Less: Allowance for loan and lease losses	(58,762)	(11,502)	(70,264)	(54,446)	(13,726)	(68,172)
Total loans, net	$6,048,231	$141,262	$6,189,493	$5,579,675	$167,180	$5,746,855
Loans held for sale	$3,361	$—	$3,361	$4,509	$—	$4,509
At September 30, 2016 and December 31, 2015, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million at September 30, 2016 and $10.0 million at December 31, 2015. During the first nine months of 2016, there were $759 thousand in advances and $652 thousand in repayments.
At September 30, 2016 and December 31, 2015, $2.30 billion and $2.22 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $50.0 million and $50.1 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2016 and December 31, 2015, respectively.

The following is an analysis of nonaccrual loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$9,466	$19,689	$9,395	$15,688
Unsecured	36	216	42	256
Real estate:
One-to-four family residential	579	1,303	820	1,866
Commercial & multifamily residential:
Commercial land	934	922	349	332
Income property	1,957	2,177	2,843	3,124
Owner occupied	4,161	6,842	6,321	8,943
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	362	385
Residential construction	461	461	566	679
Consumer	3,772	4,042	766	990
Total	$21,366	$35,652	$21,464	$32,263

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of September 30, 2016 and December 31, 2015:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2016	(in thousands)
Commercial business:
Secured	$2,515,042	$2,542	$609	$—	$3,151	$9,466	$2,527,659
Unsecured	97,496	5	—	—	5	36	97,537
Real estate:
One-to-four family residential	164,927	400	34	—	434	579	165,940
Commercial & multifamily residential:
Commercial land	238,887	—	200	—	200	934	240,021
Income property	1,376,735	90	—	—	90	1,957	1,378,782
Owner occupied	1,043,376	58	—	—	58	4,161	1,047,595
Real estate construction:
One-to-four family residential:
Land and acquisition	11,933	119	—	—	119	—	12,052
Residential construction	116,327	213	305	—	518	461	117,306
Commercial & multifamily residential:
Income property	89,373	—	—	—	—	—	89,373
Owner occupied	110,853	—	—	—	—	—	110,853
Consumer	314,581	649	873	—	1,522	3,772	319,875
Total	$6,079,530	$4,076	$2,021	$—	$6,097	$21,366	$6,106,993

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,241,069	$11,611	$617	$—	$12,228	$9,395	$2,262,692
Unsecured	94,867	39	—	—	39	42	94,948
Real estate:
One-to-four family residential	170,913	1,637	66	—	1,703	820	173,436
Commercial & multifamily residential:
Commercial land	212,740	69	—	—	69	349	213,158
Income property	1,305,502	1,750	684	—	2,434	2,843	1,310,779
Owner occupied	939,396	599	—	—	599	6,321	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	—	—	—	362	14,750
Residential construction	119,809	—	—	—	—	566	120,375
Commercial & multifamily residential:
Income property	83,634	—	—	—	—	—	83,634
Owner occupied	81,671	—	—	—	—	—	81,671
Consumer	328,219	2,597	780	—	3,377	766	332,362
Total	$5,592,208	$18,302	$2,147	$—	$20,449	$21,464	$5,634,121

The following is an analysis of impaired loans as of September 30, 2016 and December 31, 2015:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2016	(in thousands)
Commercial business:
Secured	$2,520,876	$6,783	$1,208	$1,277	$873	$5,575	$11,840
Unsecured	97,537	—	—	—	—	—	—
Real estate:
One-to-four family residential	165,394	546	358	591	353	188	402
Commercial & multifamily residential:
Commercial land	239,313	708	—	—	—	708	687
Income property	1,376,349	2,433	546	551	28	1,887	2,124
Owner occupied	1,043,849	3,746	—	—	—	3,746	6,340
Real estate construction:
One-to-four family residential:
Land and acquisition	11,950	102	—	—	—	102	102
Residential construction	116,970	336	—	—	—	336	336
Commercial & multifamily residential:
Income property	89,373	—	—	—	—	—	—
Owner occupied	110,853	—	—	—	—	—	—
Consumer	316,281	3,594	2,976	3,010	46	618	700
Total	$6,088,745	$18,248	$5,088	$5,429	$1,300	$13,160	$22,531

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,257,168	$5,524	$690	$718	$321	$4,834	$6,455
Unsecured	94,948	—	—	—	—	—	—
Real estate:
One-to-four family residential	172,150	1,286	314	339	314	972	1,397
Commercial & multifamily residential:
Commercial land	213,158	—	—	—	—	—	—
Income property	1,308,673	2,106	—	—	—	2,106	2,311
Owner occupied	940,261	6,055	—	—	—	6,055	8,528
Real estate construction:
One-to-four family residential:
Land and acquisition	14,283	467	—	—	—	467	490
Residential construction	119,813	562	335	335	3	227	227
Commercial & multifamily residential:
Income property	83,634	—	—	—	—	—	—
Owner occupied	81,671	—	—	—	—	—	—
Consumer	332,282	80	15	15	15	65	139
Total	$5,618,041	$16,080	$1,354	$1,407	$653	$14,726	$19,547

The following table provides additional information on impaired loans for the three and nine month periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$6,909	$15	$6,507	$3	$9,506	$48	$8,602	$10
Unsecured	—	—	—	—	—	—	1	—
Real estate:
One-to-four family residential	617	5	3,315	11	796	8	3,238	35
Commercial & multifamily residential:
Commercial land	708	—	—	—	354	—	118	—
Income property	1,939	8	2,061	10	2,010	19	3,114	27
Owner occupied	4,486	—	6,665	65	5,001	—	7,302	533
Real estate construction:
One-to-four family residential:
Land and acquisition	103	1	825	1	245	4	685	4
Residential construction	449	—	893	—	506	—	670	—
Consumer	3,345	25	27	1	2,084	46	216	3
Total	$18,556	$54	$20,293	$91	$20,502	$125	$23,946	$612

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$90	$90	4	$2,903	$2,903
Real estate:
One-to-four family residential	1	85	85	—	—	—
Consumer	10	731	731	—	—	—
Total	13	$906	$906	4	$2,903	$2,903

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	7	$1,753	$1,753	4	$2,903	$2,903
Real estate:
One-to-four family residential	2	115	115	1	30	30
Commercial and multifamily residential:
Owner occupied	1	250	250	—	—	—
Consumer	28	3,442	3,442	—	—	—
Total	38	$5,560	$5,560	5	$2,933	$2,933
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
The Company had commitments to lend $51 thousand of additional funds on loans classified as TDR as of September 30, 2016. The Company had no such commitments at December 31, 2015. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three and nine month periods ended September 30, 2016 and 2015.
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
Inputs to the determination of expected cash flows include cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix, which utilizes probability values of a loan pool transitioning into a particular delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages, and recovery lags are based upon the collateral within the loan pools.
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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial business	$24,436	$38,784
Real estate:
One-to-four family residential	22,227	27,195
Commercial and multifamily residential	98,178	106,308
Total real estate	120,405	133,503
Real estate construction:
One-to-four family residential	867	2,326
Commercial and multifamily residential	1,754	1,834
Total real estate construction	2,621	4,160
Consumer	17,632	20,903
Subtotal of PCI loans	165,094	197,350
Less:
Valuation discount resulting from acquisition accounting	12,330	16,444
Allowance for loan losses	11,502	13,726
PCI loans, net of allowance for loan losses	$141,262	$167,180
The following table shows the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$52,909	$67,283	$58,981	$73,849
Accretion	(4,902)	(5,049)	(12,905)	(17,105)
Disposals	(178)	256	(157)	(1,796)
Reclassifications from nonaccretable difference	1,034	350	2,944	7,892
Balance at end of period	$48,863	$62,840	$48,863	$62,840
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
We have used the same methodology for allowance calculations during the nine months ended September 30, 2016 and 2015. The Company carefully monitors the loan portfolio and continues to emphasize the importance of credit quality. We recognize loan charge-offs when management determines that all or a portion of a loan balance is uncollectable and the uncollectable amount can be reasonably estimated.

The following tables show a detailed analysis of the allowance for the three and nine months ended September 30, 2016 and 2015:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2016	(in thousands)
Commercial business:
Secured	$31,808	$(2,128)	$787	$2,008	$32,475	$873	$31,602
Unsecured	1,265	(31)	67	(128)	1,173	—	1,173
Real estate:
One-to-four family residential	675	—	81	221	977	353	624
Commercial & multifamily residential:
Commercial land	1,422	—	—	92	1,514	—	1,514
Income property	8,046	—	10	149	8,205	28	8,177
Owner occupied	6,336	—	10	487	6,833	—	6,833
Real estate construction:
One-to-four family residential:
Land and acquisition	587	—	2	(134)	455	—	455
Residential construction	1,376	—	19	(393)	1,002	—	1,002
Commercial & multifamily residential:
Income property	904	—	107	(480)	531	—	531
Owner occupied	1,384	—	—	57	1,441	—	1,441
Consumer	3,559	(383)	399	168	3,743	46	3,697
Purchased credit impaired	11,781	(2,062)	2,216	(433)	11,502	—	11,502
Unallocated	161	—	—	252	413	—	413
Total	$69,304	$(4,604)	$3,698	$1,866	$70,264	$1,300	$68,964
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(8,798)	$2,126	$6,826	$32,475	$873	$31,602
Unsecured	1,299	(75)	143	(194)	1,173	—	1,173
Real estate:
One-to-four family residential	916	(35)	142	(46)	977	353	624
Commercial & multifamily residential:
Commercial land	1,178	(26)	2	360	1,514	—	1,514
Income property	6,616	—	191	1,398	8,205	28	8,177
Owner occupied	5,550	—	26	1,257	6,833	—	6,833
Real estate construction:
One-to-four family residential:
Land and acquisition	339	—	55	61	455	—	455
Residential construction	733	—	225	44	1,002	—	1,002
Commercial & multifamily residential:
Income property	388	—	109	34	531	—	531
Owner occupied	1,006	—	—	435	1,441	—	1,441
Consumer	3,531	(983)	765	430	3,743	46	3,697
Purchased credit impaired	13,726	(7,826)	5,291	311	11,502	—	11,502
Unallocated	569	—	—	(156)	413	—	413
Total	$68,172	$(17,743)	$9,075	$10,760	$70,264	$1,300	$68,964

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2015	(in thousands)
Commercial business:
Secured	$27,708	$(2,439)	$530	$5,189	$30,988	$1,020	$29,968
Unsecured	857	(131)	93	471	1,290	—	1,290
Real estate:
One-to-four family residential	1,355	—	261	(420)	1,196	84	1,112
Commercial & multifamily residential:
Commercial land	1,581	—	130	123	1,834	—	1,834
Income property	8,197	(83)	273	22	8,409	—	8,409
Owner occupied	5,801	(115)	14	473	6,173	17	6,156
Real estate construction:
One-to-four family residential:
Land and acquisition	497	—	98	(206)	389	64	325
Residential construction	958	—	7	(250)	715	—	715
Commercial & multifamily residential:
Income property	407	—	2	(68)	341	—	341
Owner occupied	441	—	—	(31)	410	—	410
Consumer	3,182	(311)	297	49	3,217	14	3,203
Purchased credit impaired	16,174	(3,198)	1,533	(519)	13,990	—	13,990
Unallocated	2,099	—	—	(2,002)	97	—	97
Total	$69,257	$(6,277)	$3,238	$2,831	$69,049	$1,199	$67,850
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(5,847)	$1,242	$9,670	$30,988	$1,020	$29,968
Unsecured	927	(235)	208	390	1,290	—	1,290
Real estate:
One-to-four family residential	2,281	(297)	288	(1,076)	1,196	84	1,112
Commercial & multifamily residential:
Commercial land	799	—	130	905	1,834	—	1,834
Income property	9,159	(126)	3,532	(4,156)	8,409	—	8,409
Owner occupied	5,007	(115)	36	1,245	6,173	17	6,156
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	101	(909)	389	64	325
Residential construction	1,860	—	40	(1,185)	715	—	715
Commercial & multifamily residential:
Income property	622	—	7	(288)	341	—	341
Owner occupied	434	—	—	(24)	410	—	410
Consumer	3,180	(1,521)	707	851	3,217	14	3,203
Purchased credit impaired	16,336	(10,174)	5,262	2,566	13,990	—	13,990
Unallocated	1,844	—	—	(1,747)	97	—	97
Total	$69,569	$(18,315)	$11,553	$6,242	$69,049	$1,199	$67,850

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the consolidated balance sheet, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$2,780	$2,930	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	125	—	(25)	275
Balance at end of period	$2,905	$2,930	$2,905	$2,930
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2016	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,417,653	$48,462	$61,544	$—	$—	$2,527,659
Unsecured	96,402	800	335	—	—	97,537
Real estate:
One-to-four family residential	164,102	458	1,380	—	—	165,940
Commercial and multifamily residential:
Commercial land	233,795	5,276	950	—	—	240,021
Income property	1,354,651	17,048	7,083	—	—	1,378,782
Owner occupied	1,027,356	5,745	14,494	—	—	1,047,595
Real estate construction:
One-to-four family residential:
Land and acquisition	12,052	—	—	—	—	12,052
Residential construction	116,187	—	1,119	—	—	117,306
Commercial and multifamily residential:
Income property	89,373	—	—	—	—	89,373
Owner occupied	106,310	—	4,543	—	—	110,853
Consumer	312,602	—	7,273	—	—	319,875
Total	$5,930,483	$77,789	$98,721	$—	$—	6,106,993
Less:
Allowance for loan and lease losses						58,762
Loans, excluding PCI loans, net						$6,048,231

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,146,729	$59,746	$56,217	$—	$—	$2,262,692
Unsecured	93,347	278	1,323	—	—	94,948
Real estate:
One-to-four family residential	171,945	52	1,439	—	—	173,436
Commercial and multifamily residential:
Commercial land	207,768	4,966	424	—	—	213,158
Income property	1,296,043	5,889	8,847	—	—	1,310,779
Owner occupied	918,986	9,668	17,662	—	—	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	362	—	—	14,750
Residential construction	119,243	—	1,132	—	—	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	83,634
Owner occupied	81,270	—	401	—	—	81,671
Consumer	328,286	—	4,076	—	—	332,362
Total	$5,461,639	$80,599	$91,883	$—	$—	5,634,121
Less:
Allowance for loan and lease losses						54,446
Loans, excluding PCI loans, net						$5,579,675

The following is an analysis of the credit quality of our PCI loan portfolio as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$21,420	$94	$2,191	$—	$—	$23,705
Unsecured	731	—	—	—	—	731
Real estate:
One-to-four family residential	20,996	—	1,231	—	—	22,227
Commercial and multifamily residential:
Commercial land	7,745	—	392	—	—	8,137
Income property	31,481	—	2,445	—	—	33,926
Owner occupied	54,471	—	1,644	—	—	56,115
Real estate construction:
One-to-four family residential:
Land and acquisition	767	—	100	—	—	867
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	1,239	—	—	—	—	1,239
Owner occupied	515	—	—	—	—	515
Consumer	17,168	—	464	—	—	17,632
Total	$156,533	$94	$8,467	$—	$—	165,094
Less:
Valuation discount resulting from acquisition accounting						12,330
Allowance for loan losses						11,502
PCI loans, net						$141,262

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$31,468	$101	$5,995	$—	$—	$37,564
Unsecured	1,218	—	2	—	—	1,220
Real estate:
One-to-four family residential	25,018	—	2,177	—	—	27,195
Commercial and multifamily residential:
Commercial land	8,234	—	664	—	—	8,898
Income property	36,426	—	5,916	—	—	42,342
Owner occupied	53,071	261	1,736	—	—	55,068
Real estate construction:
One-to-four family residential:
Land and acquisition	1,086	—	479	—	—	1,565
Residential construction	427	—	334	—	—	761
Commercial and multifamily residential:
Income property	1,303	—	—	—	—	1,303
Owner occupied	531	—	—	—	—	531
Consumer	20,122	—	781	—	—	20,903
Total	$178,904	$362	$18,084	$—	$—	197,350
Less:
Valuation discount resulting from acquisition accounting						16,444
Allowance for loan losses						13,726
PCI loans, net						$167,180

6. Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$10,613	$20,617	$13,738	$22,190
Transfers in	891	915	1,202	8,751
Valuation adjustments	(14)	(664)	(290)	(1,457)
Proceeds from sale of OREO property	(2,569)	(1,675)	(5,845)	(13,283)
Gain on sale of OREO, net	73	263	189	3,255
Balance, end of period	$8,994	$19,456	$8,994	$19,456
At September 30, 2016, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $604 thousand and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $876 thousand.
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
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of September 30, 2016, the net present value of the Bank’s estimated clawback liability was $5.5 million, which was included in other liabilities on the consolidated balance sheets.
At September 30, 2016, the FDIC loss-sharing asset was comprised of a $3.2 million FDIC indemnification asset and a $438 thousand FDIC receivable. The indemnification asset represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$4,266	$9,344	$6,568	$15,174
Adjustments not reflected in income:
Cash (received from) paid to the FDIC, net	20	799	(23)	(2,723)
FDIC reimbursable recoveries, net	(590)	(362)	(756)	(1,326)
Adjustments reflected in income:
Amortization, net	(315)	(1,416)	(2,530)	(5,086)
Loan impairment (recapture)	266	(119)	393	1,413
Sale of other real estate	(49)	(126)	71	(753)
Valuation adjustments of other real estate owned	—	25	(22)	1,148
Other	(6)	1	(109)	299
Balance at end of period	$3,592	$8,146	$3,592	$8,146
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	September 30, 2016
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset (liability)	$349	$1,959	$1,577	$(293)	$3,592
Clawback liability	$3,474	$1,280	$—	$708	$5,462
Non-single family covered assets	$61,040	$9,366	$6,700	$12,145	$89,251
Single family covered assets	$6,110	$18,563	$5,077	$1,645	$31,395

Loss-sharing expiration dates:
Non-single family	Expired	Expired	Expired	Expired
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Recovery-sharing expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
8. Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 31, 2016 and concluded that there was no impairment.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Goodwill
Goodwill at beginning of period	$382,762	$382,537	$382,762	$382,537
Provisional period adjustments	—	225	—	225
Total goodwill	$382,762	$382,762	$382,762	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	58,598	58,598	58,598	58,598
Accumulated amortization at beginning of period	(39,006)	(32,593)	(35,940)	(29,058)
Core deposit intangible, net at beginning of period	19,592	26,005	22,658	29,540
CDI current period amortization	(1,460)	(1,695)	(4,526)	(5,230)
Total core deposit intangible, net at end of period	18,132	24,310	18,132	24,310
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	19,051	25,229	19,051	25,229
Total goodwill and other intangible assets at end of period	$401,813	$407,991	$401,813	$407,991
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2016 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2016	$1,419
2017	4,913
2018	3,855
2019	2,951
2020	2,048
9. Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2016 and December 31, 2015 was $286.5 million and $264.4 million, respectively. During the three and nine months ended September 30, 2016, a mark-to-market gain of $9 thousand and $2 thousand, respectively, were recorded to other noninterest expense. During the three and nine months ended September 30, 2015, mark-to-market losses of $6 thousand and $2 thousand, respectively, were recorded to other noninterest expense.

The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$19,803	Other assets	$12,438	Other liabilities	$19,841	Other liabilities	$12,478
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
September 30, 2016	(in thousands)
Assets
Interest rate contracts	$19,803	$—	$19,803	$—	$19,803
Liabilities
Interest rate contracts	$19,841	$—	$19,841	$(19,841)	$—
Repurchase agreements	$69,189	$—	$69,189	$(69,189)	$—

December 31, 2015
Assets
Interest rate contracts	$12,438	$—	$12,438	$—	$12,438
Liabilities
Interest rate contracts	$12,478	$—	$12,478	$(12,478)	$—
Repurchase agreements	$99,699	$—	$99,699	$(99,699)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2016	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$44,189	$—	$—	$25,000	$69,189
Gross amount of recognized liabilities for repurchase agreements					69,189
Amounts related to agreements not included in offsetting disclosure					$—

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
Sale-leaseback transaction: On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At September 30, 2016, the deferred gain was $730 thousand and is a component of "Other liabilities" in the consolidated balance sheet.
Exit or disposal activities: As part of ongoing evaluations of facilities owned or leased by the Company for ongoing economic benefit, a decision was made to cease using one of our Idaho branch locations during the current quarter. As a result, in addition to recording a cease-use liability of $849 thousand in the current quarter, the Company also made a change in estimate for the useful lives of the fixed assets associated with this facility. The total expense related to the exit activity for the three and nine months ended September 30, 2016 was $857 thousand and $883 thousand, respectively, and was recorded in the noninterest expense line item "Occupancy" in the consolidated statements of income.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2016 and December 31, 2015, the Company’s loan commitments amounted to $2.10 billion and $1.93 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $48.4 million and $38.7 million at September 30, 2016 and December 31, 2015, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $6.6 million and $5.0 million at September 30, 2016 and December 31, 2015, respectively.
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
11. Shareholders’ Equity
Preferred Stock: In conjunction with the 2013 acquisition of West Coast Bancorp, the Company issued 8,782 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”). The Series B Preferred Stock is not subject to the operation of a sinking fund. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Company declares and pays a dividend to its common shareholders, it must declare and pay to its holders of Series B Preferred Stock, on the same date, a dividend in an amount per share of the Series B Preferred Stock that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into common stock as of that date. The outstanding shares of Series B Preferred Stock are convertible into 102,363 shares of Company common stock.
Dividends: On January 28, 2016, the Company declared a quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, both payable on February 24, 2016 to shareholders of record at the close of business on February 10, 2016.

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
Subsequent to quarter end, on October 27, 2016, the Company declared a regular quarterly cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.19 per common share and common share equivalent for holders of preferred stock, both payable on November 23, 2016 to shareholders of record at the close of business on November 9, 2016.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2016 and 2015:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended September 30, 2016	(in thousands)
Beginning balance	$27,280	$(6,469)	$20,811
Other comprehensive loss before reclassifications	(4,049)	—	(4,049)
Amounts reclassified from accumulated other comprehensive income (loss)	(364)	107	(257)
Net current-period other comprehensive income (loss)	(4,413)	107	(4,306)
Ending balance	$22,867	$(6,362)	$16,505
Three months ended September 30, 2015
Beginning balance	$4,819	$(2,030)	$2,789
Other comprehensive income before reclassifications	10,126	—	10,126
Amounts reclassified from accumulated other comprehensive income (loss)	(151)	62	(89)
Net current-period other comprehensive income	9,975	62	10,037
Ending balance	$14,794	$(1,968)	$12,826
Nine months ended September 30, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive income before reclassifications	23,229	—	23,229
Amounts reclassified from accumulated other comprehensive income (loss)	(748)	319	(429)
Net current-period other comprehensive income	22,481	319	22,800
Ending balance	$22,867	$(6,362)	$16,505
Nine months ended September 30, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive income (loss) before reclassifications	8,161	(280)	7,881
Amounts reclassified from accumulated other comprehensive income (loss)	(829)	153	(676)
Net current-period other comprehensive income (loss)	7,332	(127)	7,205
Ending balance	$14,794	$(1,968)	$12,826
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2016	2015	2016	2015	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$572	$236	$1,174	$1,300	Investment securities gains, net
	572	236	1,174	1,300	Total before tax
	(208)	(85)	(426)	(471)	Income tax provision
	$364	$151	$748	$829	Net of tax

Amortization of pension plan liability
Actuarial losses	$(167)	$(97)	$(501)	$(240)	Compensation and employee benefits
	(167)	(97)	(501)	(240)	Total before tax
	60	35	182	87	Income tax benefit
	$(107)	$(62)	$(319)	$(153)	Net of tax
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2016	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,512,924	$—	$1,512,924	$—
State and municipal debt securities	503,118	—	503,118	—
U.S. government agency and government-sponsored enterprise securities	338,292	—	338,292	—
U.S. government securities	548	548	—	—
Other securities	5,202	—	5,202	—
Total securities available for sale	$2,360,084	$548	$2,359,536	$—
Other assets (Interest rate contracts)	$19,803	$—	$19,803	$—
Liabilities
Other liabilities (Interest rate contracts)	$19,841	$—	$19,841	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2015	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,286,489	$—	$1,286,489	$—
State and municipal debt securities	492,169	—	492,169	—
U.S. government agency and government-sponsored enterprise securities	353,782	—	353,782	—
U.S. government securities	20,137	20,137	—	—
Other securities	5,117	—	5,117	—
Total securities available for sale	$2,157,694	$20,137	$2,137,557	$—
Other assets (Interest rate contracts)	$12,438	$—	$12,438	$—
Liabilities
Other liabilities (Interest rate contracts)	$12,478	$—	$12,478	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2016 and 2015. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at September 30, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2016	Losses During the Nine Months Ended September 30, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$2,304	$—	$—	$2,304	$(647)	$(3,285)
OREO	335	—	—	335	(14)	(14)
	$2,639	$—	$—	$2,639	$(661)	$(3,299)

	Fair value at September 30, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2015	Losses During the Nine Months Ended September 30, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$350	$—	$—	$350	$(1,012)	$(1,012)
OREO	3,286	—	—	3,286	(646)	(662)
	$3,636	$—	$—	$3,636	$(1,658)	$(1,674)
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

	Fair value at September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$943	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other	$1,361	Discounted Cash Flow	Discount Rate	2.85% - 6.50% (3.85%)
OREO	$335	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

(3) Collateral consists of fixed assets and accounts receivable.

	Fair value at September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$350	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
OREO	$3,286	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2016 or December 31, 2015, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on September 30, 2016 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$180,839	$180,839	$180,839	$—	$—
Interest-earning deposits with banks	11,225	11,225	11,225	—	—
Securities available for sale	2,360,084	2,360,084	548	2,359,536	—
FHLB stock	12,640	12,640	—	12,640	—
Loans held for sale	3,361	3,361	—	3,361	—
Loans	6,189,493	6,274,917	—	—	6,274,917
FDIC loss-sharing asset	3,592	594	—	—	594
Interest rate contracts	19,803	19,803	—	19,803	—
Liabilities
Deposits	$8,057,816	$8,054,970	$7,645,310	$409,660	$—
FHLB advances	66,502	67,826	—	67,826	—
Repurchase agreements	69,189	69,543	—	69,543	—
Interest rate contracts	19,841	19,841	—	19,841	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$166,929	$166,929	$166,929	$—	$—
Interest-earning deposits with banks	8,373	8,373	8,373	—	—
Securities available for sale	2,157,694	2,157,694	20,137	2,137,557	—
FHLB stock	12,722	12,722	—	12,722	—
Loans held for sale	4,509	4,509	—	4,509	—
Loans	5,746,855	5,752,423	—	—	5,752,423
FDIC loss-sharing asset	6,568	921	—	—	921
Interest rate contracts	12,438	12,438	—	12,438	—
Liabilities
Deposits	$7,438,829	$7,434,787	$6,979,924	$454,863	$—
FHLB advances	68,531	69,176	—	69,176	—
Repurchase agreements	99,699	100,346	—	100,346	—
Interest rate contracts	12,478	12,478	—	12,478	—
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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands except per share)
Basic EPS:
Net income	$27,484	$25,780	$74,148	$72,087
Less: Earnings allocated to participating securities:
Preferred shares	48	45	131	127
Nonvested restricted shares	378	296	953	772
Earnings allocated to common shareholders	$27,058	$25,439	$73,064	$71,188
Weighted average common shares outstanding	57,215	57,051	57,173	57,007
Basic earnings per common share	$0.47	$0.45	$1.28	$1.25
Diluted EPS:
Earnings allocated to common shareholders (1)	$27,058	$25,439	$73,064	$71,188
Weighted average common shares outstanding	57,215	57,051	57,173	57,007
Dilutive effect of equity awards	10	13	10	14
Weighted average diluted common shares outstanding	57,225	57,064	57,183	57,021
Diluted earnings per common share	$0.47	$0.45	$1.28	$1.25
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	15	29	20	40
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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the third quarter of $27.5 million or $0.47 per diluted common share, compared to $25.8 million or $0.45 per diluted common share for the third quarter of 2015. Net interest income for the three months ended September 30, 2016 was $85.6 million, an increase of $3.9 million from the prior year period. The increase was a result of higher interest income on loans and taxable securities primarily due to higher volume of such interest-earning assets. Noninterest income for the current quarter was $23.2 million, an increase of $667 thousand from the prior year period. The increase was primarily due to the change in FDIC loss-sharing asset.
The provision for loan and lease losses for the third quarter of 2016 was $1.9 million compared to a provision of $2.8 million during the third quarter of 2015. The provision recorded in the third quarter of 2016 was due to the recording of a $2.3 million provision on loans, excluding PCI loans, and a $433 thousand provision recapture related to PCI loans.
Total noninterest expense for the quarter ended September 30, 2016 was $67.3 million, an increase from $64.1 million for the third quarter of 2015. The increase from the prior year period was primarily due to higher compensation and employee benefits expense.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2016 was $247.9 million, an increase of $4.8 million from the prior year period. The increase was due to higher loan and securities volumes, partially offset by lower incremental accretion income on loans. Noninterest income for the current period was $65.8 million, a decrease of $1.0 million from the prior year period. The decrease was due to lower financial services revenue.
The provision for loan and lease losses for the nine months ended September 30, 2016 was $10.8 million compared to a provision of $6.2 million for the first nine months of 2015. The $10.8 million provision was due to recording a provision of $10.4 million for loans, excluding PCI loans, and a provision of $311 thousand related to PCI loans.
Total noninterest expense for the nine months ended September 30, 2016 was $196.1 million, a 2% decrease from the prior year period. The decrease from the prior-year period was primarily due to lower acquisition-related expenses, partially offset by higher compensation and employee benefits expense and lower net OREO benefit.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2016			2015
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,179,163	$76,195	4.93%	$5,712,614	$73,231	5.13%
Taxable securities	1,870,466	8,988	1.92%	1,498,211	7,472	1.99%
Tax exempt securities (2)	480,627	4,306	3.58%	446,963	4,491	4.02%
Interest-earning deposits with banks	14,620	15	0.41%	53,743	31	0.23%
Total interest-earning assets	8,544,876	$89,504	4.19%	7,711,531	$85,225	4.42%
Other earning assets	155,663			149,895
Noninterest-earning assets	792,912			811,266
Total assets	$9,493,451			$8,672,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$417,887	$124	0.12%	$480,132	$213	0.18%
Savings accounts	705,923	18	0.01%	643,672	17	0.01%
Interest-bearing demand	961,527	189	0.08%	916,388	158	0.07%
Money market accounts	2,033,450	492	0.10%	1,870,503	368	0.08%
Total interest-bearing deposits	4,118,787	823	0.08%	3,910,695	756	0.08%
Federal Home Loan Bank advances	96,931	229	0.95%	13,968	78	2.23%
Other borrowings	79,767	134	0.67%	82,535	137	0.66%
Total interest-bearing liabilities	4,295,485	$1,186	0.11%	4,007,198	$971	0.10%
Noninterest-bearing deposits	3,799,745			3,323,168
Other noninterest-bearing liabilities	119,633			102,496
Shareholders’ equity	1,278,588			1,239,830
Total liabilities & shareholders’ equity	$9,493,451			$8,672,692
Net interest income (tax equivalent)		$88,318			$84,254
Net interest margin (tax equivalent)			4.13%			4.37%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.4 million and $1.2 million for the three month periods ended September 30, 2016 and 2015, respectively. The incremental accretion income on acquired loans was $4.6 million and $6.4 million for the three months ended September 30, 2016 and 2015, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million and $989 thousand for the three months ended September 30, 2016 and 2015, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016			2015
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,002,656	$220,445	4.90%	$5,557,771	$217,128	5.21%
Taxable securities	1,787,288	25,834	1.93%	1,541,018	22,258	1.93%
Tax exempt securities (2)	466,589	12,918	3.69%	455,509	13,802	4.04%
Interest-earning deposits with banks	23,106	81	0.47%	46,656	84	0.24%
Total interest-earning assets	8,279,639	$259,278	4.18%	7,600,954	$253,272	4.44%
Other earning assets	154,950			148,189
Noninterest-earning assets	790,877			821,682
Total assets	$9,225,466			$8,570,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$431,643	$408	0.13%	$490,720	$689	0.19%
Savings accounts	691,379	53	0.01%	631,979	53	0.01%
Interest-bearing demand	946,437	541	0.08%	1,003,544	451	0.06%
Money market accounts	1,973,646	1,350	0.09%	1,813,282	1,051	0.08%
Total interest-bearing deposits	4,043,105	2,352	0.08%	3,939,525	2,244	0.08%
Federal Home Loan Bank advances	103,023	594	0.77%	88,121	391	0.59%
Other borrowings	82,403	407	0.66%	92,169	419	0.61%
Total interest-bearing liabilities	4,228,531	$3,353	0.11%	4,119,815	$3,054	0.10%
Noninterest-bearing deposits	3,619,994			3,108,293
Other noninterest-bearing liabilities	108,680			99,864
Shareholders’ equity	1,268,261			1,242,853
Total liabilities & shareholders’ equity	$9,225,466			$8,570,825
Net interest income (tax equivalent)		$255,925			$250,218
Net interest margin (tax equivalent)			4.12%			4.39%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $3.6 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively. The incremental accretion income on acquired loans was $13.7 million and $21.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.5 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.5 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$5,825	$(2,861)	$2,964
Taxable securities	1,798	(282)	1,516
Tax exempt securities	323	(508)	(185)
Interest earning deposits with banks	(32)	16	(16)
Interest income	$7,914	$(3,635)	$4,279
Interest Expense
Deposits:
Certificates of deposit	$(25)	$(64)	$(89)
Savings accounts	1	—	1
Interest-bearing demand	8	23	31
Money market accounts	34	90	124
Total interest on deposits	18	49	67
Federal Home Loan Bank advances	219	(68)	151
Other borrowings	(6)	3	(3)
Interest expense	$231	$(16)	$215
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

	Nine Months Ended September 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$16,785	$(13,468)	$3,317
Taxable securities	3,560	16	3,576
Tax exempt securities	329	(1,213)	(884)
Interest earning deposits with banks	(56)	53	(3)
Interest income	$20,618	$(14,612)	$6,006
Interest Expense
Deposits:
Certificates of deposit	$(76)	$(205)	$(281)
Savings accounts	5	(5)	—
Interest-bearing demand	(27)	117	90
Money market accounts	98	201	299
Total interest on deposits	—	108	108
Federal Home Loan Bank advances	73	130	203
Other borrowings	(67)	55	(12)
Interest expense	$6	$293	$299

The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$1,816	$2,082	$4,773	$6,896
Other FDIC acquired loans (2)	—	34	—	166
Other acquired loans	2,749	4,293	8,896	14,116
Incremental accretion income	$4,565	$6,409	$13,669	$21,178

Net interest margin (tax equivalent)	4.13%	4.37%	4.12%	4.39%
Operating net interest margin (tax equivalent) (1)	4.03%	4.18%	4.02%	4.18%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.
(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2016 was $85.6 million, up from $81.7 million for the same quarter in 2015. The increase was due to higher loan and securities volumes, partially offset by lower incremental accretion income on loans. As shown in the table above, incremental accretion income continued to decline which was reflective of the decrease in volume of acquired loans. Average interest-earning assets were up $833.3 million from the prior year period due to loan growth and purchases of investment securities. The Company’s net interest margin (tax equivalent) decreased to 4.13% in the third quarter of 2016, from 4.37% for the prior year period. This decrease was due to a combination of lower incremental accretion income on acquired loans and lower yielding originated loans. The Company’s operating net interest margin (tax equivalent) decreased to 4.03% from 4.18% due to lower yielding originated loans (see footnote 1 in prior table).
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2016 was $247.9 million, an increase of 2% from $243.1 million for the prior year period. The increase in net interest income was due to higher loan and securities volumes, partially offset by lower incremental accretion income on loans. The Company’s net interest margin (tax equivalent) decreased to 4.12% for the first nine months of 2016, from 4.39% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was due to a combination of lower accretion income on the acquired loans and lower yielding originated loans. As shown in the table above, the Company recorded $13.7 million in total incremental accretion during the nine months ended September 30, 2016, a decrease of $7.5 million from the prior year period. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2016 decreased to 4.02% from 4.18% due to lower yielding originated loans (see footnote 1 in prior table).
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the third quarter of 2016, the Company recorded a $1.9 million provision expense compared with a provision expense of $2.8 million during the third quarter of 2015. The $1.9 million net provision for loan and lease losses recorded during the current quarter was driven by loans, excluding PCI loans, which was $2.3 million. Net provision recapture for PCI loans was $433 thousand. The $2.3 million provision for loans, excluding PCI loans, was due to growth in the loan portfolio and net charge-off activity. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the second quarter of 2016. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2016 was $10.8 million compared with provision expense of $6.2 million during the same period in 2015. The $10.8 million provision expense for loans recorded for the current year-to-date period included a provision of $10.4 million for loans, excluding PCI loans and a provision of $311 thousand related to PCI loans. The provision of $10.4 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. The $311 thousand in provision expense for PCI loans was primarily due to the decrease in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2015, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015 (1)	$ Change	% Change	2016	2015 (1)	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees (1)	$7,222	$7,230	$(8)	—%	$21,304	$21,441	$(137)	(1)%
Card revenue (1)	6,114	5,849	265	5%	17,817	16,914	903	5%
Financial services and trust revenue (1)	2,746	3,316	(570)	(17)%	8,347	9,657	(1,310)	(14)%
Loan revenue (1)	2,949	3,200	(251)	(8)%	8,013	8,125	(112)	(1)%
Merchant processing revenue	2,352	2,422	(70)	(3)%	6,726	6,802	(76)	(1)%
Bank owned life insurance	1,073	1,086	(13)	(1)%	3,459	3,370	89	3%
Investment securities gains, net	572	236	336	142%	1,174	1,300	(126)	(10)%
Change in FDIC loss-sharing asset	(104)	(1,635)	1,531	(94)%	(2,197)	(2,979)	782	(26)%
Other (1)	242	795	(553)	(70)%	1,109	2,098	(989)	(47)%
Total noninterest income	$23,166	$22,499	$667	3%	$65,752	$66,728	$(976)	(1)%
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
Comparison of current quarter to prior year period
Noninterest income was $23.2 million for the third quarter of 2016, compared to $22.5 million for the same period in 2015. The increase was due to lower expenses from the FDIC loss-sharing asset, partially offset by lower financial services revenue which is sensitive to stock market volatility and lower other noninterest income.
The change in the FDIC loss-sharing asset has been a significant component of noninterest income. Changes in the asset are primarily driven by amortization of the asset, the provision recorded for reimbursable losses on covered loans and write-downs of covered other real estate owned (“OREO”). For the third quarter of 2016, the change in the asset was primarily driven by $315 thousand of amortization of the asset. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2016, noninterest income was $65.8 million compared to $66.7 million for the same period in 2015. The decrease was due to lower financial services revenue which is sensitive to stock market volatility as well as lower other noninterest income, partially offset by higher card revenue. Card revenue, which consists principally of debit card interchange and ATM fees, was up $903 thousand, principally from higher interchange fees driven by higher transaction volumes.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$38,476	$35,175	$3,301	9%	$112,086	$112,721	$(635)	(1)%
All other noninterest expense:
Occupancy	8,219	8,101	118	1%	26,044	24,781	1,263	5%
Merchant processing expense	1,161	1,090	71	7%	3,312	3,146	166	5%
Advertising and promotion	1,993	1,354	639	47%	3,878	3,480	398	11%
Data processing	4,275	3,796	479	13%	12,350	13,022	(672)	(5)%
Legal and professional services	2,264	2,173	91	4%	5,366	7,527	(2,161)	(29)%
Taxes, license and fees	1,491	1,344	147	11%	4,079	4,003	76	2%
Regulatory premiums	776	1,084	(308)	(28)%	2,985	3,626	(641)	(18)%
Net cost (benefit) of operation of other real estate owned	(249)	240	(489)	(204)%	(61)	(1,569)	1,508	(96)%
Amortization of intangibles	1,460	1,695	(235)	(14)%	4,526	5,230	(704)	(13)%
Other	7,398	8,015	(617)	(8)%	21,563	23,305	(1,742)	(7)%
Total all other noninterest expense	28,788	28,892	(104)	—%	84,042	86,551	(2,509)	(3)%
Total noninterest expense	$67,264	$64,067	$3,197	5%	$196,128	$199,272	$(3,144)	(2)%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$—	$35	$3,373
Occupancy	—	181	2,383	1,484
Advertising and promotion	—	40	—	383
Data processing	—	42	18	1,780
Legal and professional fees	—	71	—	1,095
Other	—	94	—	930
Total impact of acquisition-related expense to noninterest expense (1)	$—	$428	$2,436	$9,045
__________
(1) There were no acquisition-related expenses recorded during the three months ended September 30, 2016 and all of the acquisition-related expenses recorded during the nine months ended September 30, 2016 were related to the 2014 acquisition of Intermountain Community Bancorp (“Intermountain”). Substantially all of the $9.0 million in acquisition-related expenses recorded during the nine months ended September 30, 2015 were related to the Intermountain acquisition.

Comparison of current quarter to prior year period
Total noninterest expense for the third quarter of 2016 was $67.3 million, an increase of $3.2 million, or 5% from the prior year period. The increase was due to higher compensation and employee benefits, driven by $1.4 million higher health insurance costs as well as higher incentive compensation expense. Also contributing to the increased noninterest expense was higher advertising costs, which were the result of refreshed television commercials and the associated media costs during the current quarter.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2016, noninterest expense was $196.1 million, a decrease of $3.1 million, or 2% from $199.3 million a year earlier. The decrease from the prior year period was partially due to lower acquisition-related expenses. After removing the effect of the acquisition-related expenses, noninterest expense for the current year-to-date period was $3.5 million higher than the prior year period on the same basis. This increase was due to higher compensation and employee benefits expense as well as lower net OREO benefit, partially offset by lower legal and professional fees. The higher compensation and employee benefits were a result of higher health insurance costs in the current period.
The following table presents selected items included in other noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
	2016	2015 (1)		2016	2015 (1)
	(in thousands)
Postage	$499	$626	$(127)	$1,630	$2,042	$(412)
Software support and maintenance	1,231	699	532	3,500	2,570	930
Supplies	353	322	31	1,064	1,044	20
Loan expenses (1)	587	507	80	1,277	1,324	(47)
Dues and subscriptions (1)	310	243	67	927	807	120
Insurance	484	474	10	1,441	1,500	(59)
Card expenses (1)	683	735	(52)	2,053	2,334	(281)
Travel and entertainment (1)	874	1,004	(130)	2,490	3,058	(568)
Employee expenses	288	246	42	943	903	40
Sponsorships and charitable contributions	593	573	20	1,737	1,568	169
Directors fees	181	206	(25)	562	661	(99)
Correspondent bank processing fees	142	173	(31)	417	501	(84)
Investor relations	25	41	(16)	189	311	(122)
Other personal property owned	(5)	(11)	6	(7)	(5)	(2)
FDIC clawback expense	29	174	(145)	308	167	141
Fraud losses (1)	209	835	(626)	376	1,273	(897)
Miscellaneous (1)	915	1,168	(253)	2,656	3,247	(591)
Total other noninterest expense	$7,398	$8,015	$(617)	$21,563	$23,305	$(1,742)
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to creating new lines within other noninterest expense. There were no changes to previously reported total other noninterest expense as a result of these reclassifications.
Comparison of current quarter to prior year period
Other noninterest expense decreased $617 thousand due to lower fraud losses as well as decreases in postage, travel and entertainment and FDIC clawback expense. These decreases were partially offset by increased software support and maintenance expense in the current quarter.
Comparison of current year-to-date to prior year period
Other noninterest expense decreased $1.7 million due to lower acquisition-related expenses and lower fraud losses, partially offset by higher software support and maintenance in the current period.

FDIC Acquired Loan Accounting
The loss-sharing provisions for four of our eight FDIC loss-sharing agreements have expired. In addition, the balance of our FDIC-acquired loan portfolios continues to diminish over time. As a result, the significance of FDIC acquired loan accounting to our results of operations has also diminished. The following table illustrates the impact to earnings associated with the Company’s FDIC acquired loan portfolios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Incremental accretion income on FDIC purchased credit impaired loans	$1,816	$2,082	$4,773	$6,896
Incremental accretion income on other FDIC acquired loans (1)	—	34	—	166
Recapture (provision) for losses on FDIC purchased credit impaired loans	433	519	(311)	(2,566)
Change in FDIC loss-sharing asset (2)	(104)	(1,635)	(2,197)	(2,979)
FDIC clawback liability expense	(29)	(174)	(308)	(167)
Pre-tax earnings impact of FDIC acquired loan portfolios	$2,116	$826	$1,957	$1,350
__________
(1) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.
(2) For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Income Taxes
We recorded an income tax provision of $12.1 million for the third quarter of 2016, compared to a provision of $11.5 million for the same period in 2015, with an effective tax rate of 31% for both periods. For the nine months ended September 30, 2016 and 2015, we recorded income tax provisions of $32.6 million and $32.2 million, respectively, with an effective tax rate of 31% for both periods. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance and loans with favorable tax attributes. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015.
FINANCIAL CONDITION
Total assets were $9.59 billion as of September 30, 2016, an increase of $635.1 million from $8.95 billion at December 31, 2015. Loan growth of $444.7 million during the current year was driven by strong loan originations. Loan production was diversified across the portfolio, but was centered in commercial business loans. Securities available for sale were $2.36 billion at September 30, 2016, an increase of $202.4 million from December 31, 2015. Total liabilities were $8.31 billion as of September 30, 2016, an increase of $600.5 million from $7.71 billion at December 31, 2015. The increase was primarily due to increased deposits.
Investment Securities Available for Sale
At September 30, 2016, the Company held investment securities totaling $2.36 billion compared to $2.16 billion at December 31, 2015. The increase in the investment securities portfolio from year-end is due to $502.6 million in purchases and a $35.3 million increase in the net unrealized gain of securities in the portfolio, partially offset by $319.3 million in principal payments, maturities and sales and $16.2 million in premium amortization. The average duration of our investment portfolio was approximately 3 years and 10 months at September 30, 2016. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their amortized cost basis is other-

than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the entire amortized cost basis of its investment. The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost, defaults or deferrals of scheduled interest or principal, external credit ratings and recent downgrades, internal assessment of credit quality, and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.
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
At September 30, 2016, the market value of securities available for sale had a net unrealized gain of $35.4 million compared to a net unrealized gain of $84 thousand at December 31, 2015. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At September 30, 2016, the Company had $404.7 million of investment securities with gross unrealized losses of $3.1 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,512,924	$1,286,489
State and municipal securities	503,118	492,169
U.S. government and government-sponsored enterprise securities	338,292	353,782
U.S. government securities	548	20,137
Other securities	5,202	5,117
Total	$2,360,084	$2,157,694
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
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans.
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2016	% of Total	December 31, 2015	% of Total
	(dollars in thousands)
Commercial business	$2,630,017	42.0%	$2,362,575	40.6%
Real estate:
One-to-four family residential	168,511	2.7%	176,295	3.0%
Commercial and multifamily residential	2,686,783	43.0%	2,491,736	42.9%
Total real estate	2,855,294	45.7%	2,668,031	45.9%
Real estate construction:
One-to-four family residential	130,163	2.1%	135,874	2.3%
Commercial and multifamily residential	202,014	3.2%	167,413	2.9%
Total real estate construction	332,177	5.3%	303,287	5.2%
Consumer	325,741	5.2%	342,601	5.9%
Purchased credit impaired	152,764	2.4%	180,906	3.1%
Subtotal	6,295,993	100.6%	5,857,400	100.7%
Less: Net unearned income	(36,236)	(0.6)%	(42,373)	(0.7)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$6,259,757	100.0%	$5,815,027	100.0%
Loans held for sale	$3,361		$4,509
Total loans increased $444.7 million from year-end 2015. The loan growth was driven by substantial loan production during the first nine months of the year, partially offset by contractual payments and prepayments. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $36.2 million in unearned income recorded at September 30, 2016 was comprised of $23.3 million in discount on acquired loans and $12.9 million in deferred loan fees. The $42.4 million in unearned income recorded at December 31, 2015 consisted of $32.2 million in discount on acquired loans and $10.2 million in deferred loan fees.

The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	September 30, 2016	December 31, 2015
Acquisition:	(in thousands)
Intermountain	$7,037	$8,237
West Coast	16,613	24,367
Other	(355)	(432)
Total net discount at period end	$23,295	$32,172
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2016	December 31, 2015
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$9,502	$9,437
Real estate:
One-to-four family residential	579	820
Commercial and multifamily residential	7,052	9,513
Total real estate	7,631	10,333
Real estate construction:
One-to-four family residential	461	928
Total real estate construction	461	928
Consumer	3,772	766
Total nonaccrual loans	21,366	21,464
Other real estate owned and other personal property owned	8,994	13,738
Total nonperforming assets	$30,360	$35,202

Loans, net of unearned income	$6,259,757	$5,815,027
Total assets	$9,586,754	$8,951,697

Nonperforming loans to period end loans	0.34%	0.37%
Nonperforming assets to period end assets	0.32%	0.39%
At September 30, 2016, nonperforming assets were $30.4 million, compared to $35.2 million at December 31, 2015. Nonperforming assets decreased $4.8 million during the nine months ended September 30, 2016, primarily due to OREO sales during the period.
Other Real Estate Owned: The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$10,613	$20,617	$13,738	$22,190
Transfers in	891	915	1,202	8,751
Valuation adjustments	(14)	(664)	(290)	(1,457)
Proceeds from sale of OREO property	(2,569)	(1,675)	(5,845)	(13,283)
Gain on sale of OREO, net	73	263	189	3,255
Balance, end of period	$8,994	$19,456	$8,994	$19,456
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
At September 30, 2016, our allowance was $70.3 million, or 1.12% of total loans (excluding loans held for sale). This compares with an allowance of $68.2 million, or 1.17% of total loans (excluding loans held for sale) at December 31, 2015 and an allowance of $69.0 million or 1.20% of total loans (excluding loans held for sale) at September 30, 2015.
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

The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$69,304	$69,257	$68,172	$69,569
Charge-offs:
Commercial business	(2,159)	(2,570)	(8,873)	(6,082)
One-to-four family residential	—	—	(35)	(297)
Commercial and multifamily residential	—	(198)	(26)	(241)
Consumer	(383)	(311)	(983)	(1,521)
Purchased credit impaired	(2,062)	(3,198)	(7,826)	(10,174)
Total charge-offs	(4,604)	(6,277)	(17,743)	(18,315)
Recoveries:
Commercial business	854	623	2,269	1,450
One-to-four family residential	81	261	142	288
Commercial and multifamily residential	20	417	219	3,698
One-to-four family residential construction	21	105	280	141
Commercial and multifamily residential construction	107	2	109	7
Consumer	399	297	765	707
Purchased credit impaired	2,216	1,533	5,291	5,262
Total recoveries	3,698	3,238	9,075	11,553
Net charge-offs	(906)	(3,039)	(8,668)	(6,762)
Provision for loan and lease losses	1,866	2,831	10,760	6,242
Ending balance	$70,264	$69,049	$70,264	$69,049
Total loans, net at end of period, excluding loans held of sale	$6,259,757	$5,746,511	$6,259,757	$5,746,511
Allowance for loan and lease losses to period-end loans	1.12%	1.20%	1.12%	1.20%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,780	$2,930	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	125	—	(25)	275
Ending balance	$2,905	$2,930	$2,905	$2,930

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
At September 30, 2016, the FDIC loss-sharing asset was $3.6 million, which was comprised of a $3.2 million FDIC indemnification asset and a $438 thousand FDIC receivable. The FDIC receivable represents the amounts due from the FDIC for claims related to covered losses the Company has incurred net of amounts due to the FDIC relating to shared recoveries.
The following table summarizes the activity related to the FDIC loss-sharing asset for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$4,266	$9,344	$6,568	$15,174
Adjustments not reflected in income:
Cash (received from) paid to the FDIC, net	20	799	(23)	(2,723)
FDIC reimbursable recoveries, net	(590)	(362)	(756)	(1,326)
Adjustments reflected in income:
Amortization, net	(315)	(1,416)	(2,530)	(5,086)
Loan impairment (recapture)	266	(119)	393	1,413
Sale of other real estate	(49)	(126)	71	(753)
Valuation adjustments of other real estate owned	—	25	(22)	1,148
Other	(6)	1	(109)	299
Balance at end of period	$3,592	$8,146	$3,592	$8,146
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

Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) increased $570.4 million since year-end 2015.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2016, CDARS® deposits and brokered money market deposits were $169.1 million, or 2% of total deposits, compared to $127.8 million at year-end 2015. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2016		December 31, 2015 (1)
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,942,434	48.9%	$3,507,358	47.2%
Interest-bearing demand	963,242	12.0%	925,909	12.4%
Money market	1,873,376	23.2%	1,788,552	24.0%
Savings	714,047	8.9%	657,016	8.8%
Certificates of deposit, less than $250,000 (1)	315,965	3.9%	359,878	4.8%
Total core deposits	7,809,064	96.9%	7,238,713	97.2%
Certificates of deposit, $250,000 or more (1)	79,590	1.0%	72,126	1.0%
Certificates of deposit insured by CDARS®	16,951	0.2%	26,901	0.4%
Brokered money market accounts	152,151	1.9%	100,854	1.4%
Subtotal	8,057,756	100.0%	7,438,594	100.0%
Premium resulting from acquisition date fair value adjustment	60		235
Total deposits	$8,057,816		$7,438,829
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to changing the threshold for certificates of deposit presented to the current FDIC insurance limit.
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by bonds within our investment portfolio, and residential, commercial and commercial real estate loans. At September 30, 2016, we had FHLB advances of $66.5 million compared to $68.5 million at December 31, 2015.
We also utilize wholesale and retail repurchase agreements as a supplement to our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2016 and December 31, 2015, we had term repurchase agreements of $25.0 million, which mature in 2018, and deposit customer sweep-related repurchase agreements of $44.2 million and $74.7 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings, and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2016, we had commitments to extend credit of $2.15 billion compared to $1.98 billion at December 31, 2015.

Capital Resources
Shareholders’ equity at September 30, 2016 was $1.28 billion, an increase from $1.24 billion at December 31, 2015. Shareholders’ equity was 13% and 14% of total period-end assets at September 30, 2016 and December 31, 2015, respectively.
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At September 30, 2016, the capital conservation buffer was 4.4132% and 4.2350% for the Company and Bank, respectively. Therefore, we met all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were in effect at September 30, 2016.
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
The Company and its banking subsidiary qualified as “well-capitalized” at September 30, 2016 and December 31, 2015. The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at September 30, 2016 and December 31, 2015:

	Company		Columbia Bank
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Common equity tier 1 (CET1) risk-based capital ratio	11.4292%	11.94%	11.2641%	11.76%
Tier 1 risk-based capital ratio	11.4430%	11.95%	11.2641%	11.76%
Total risk-based capital ratio	12.4132%	12.94%	12.2350%	12.75%
Leverage ratio	9.5268%	10.03%	9.3782%	9.89%
Capital conservation buffer	4.4132%	N/A	4.2350%	N/A
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

The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$88,318	$84,254	$255,925	$250,218
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(1,816)	(2,082)	(4,773)	(6,896)
Incremental accretion income on other FDIC acquired loans (2)	—	(34)	—	(166)
Incremental accretion income on other acquired loans	(2,749)	(4,293)	(8,896)	(14,116)
Premium amortization on acquired securities	1,991	2,396	6,390	7,964
Interest reversals on nonaccrual loans	266	325	826	1,131
Operating net interest income (tax equivalent) (1)	$86,010	$80,566	$249,472	$238,135
Average interest earning assets	$8,544,876	$7,711,531	$8,279,639	$7,600,954
Net interest margin (tax equivalent) (1)	4.13%	4.37%	4.12%	4.39%
Operating net interest margin (tax equivalent) (1)	4.03%	4.18%	4.02%	4.18%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.7 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and an addition to net interest income of $8.0 million and $7.2 million for the nine months ended September 30, 2016 and 2015.
(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant and will no longer be tracked for this non-GAAP financial measure.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2016, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2015. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2016:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2016 - 7/31/2016	156	$29.82	—	2,900,000
8/1/2016 - 8/31/2016	—	—	—	2,900,000
9/1/2016 - 9/30/2016	532	32.92	—	2,900,000
	688	$32.21	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 688 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The repurchase plan, which was approved in 2016, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 8, 2016	By	/s/ MELANIE J. DRESSEL
Melanie J. Dressel
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2016	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2016	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith