Form 10-K
period 2016-12-31
COLUMBIA BANKING SYSTEM INC
filed 2017-03-01
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or

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
☒  Large Accelerated Filer        ☐  Accelerated Filer      ☐  Non-accelerated Filer       ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2016 was $1,607,286,621 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2017 was 58,169,164.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2017 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2016

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

•
the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the pending acquisition of Pacific Continental Corporation (“Pacific Continental”)), and infrastructure may not be realized;

•
the ability to complete the proposed acquisition of Pacific Continental in a timely manner or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, or to complete future acquisitions;

•	the ability to successfully integrate Pacific Continental if the acquisition is completed, or to integrate future acquired entities;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion or opening of new branches could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans, including purchased credit impaired loans, on our earnings;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

PART I

ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,” “the Company” and “Columbia”) is a registered bank holding company whose wholly owned banking subsidiary is Columbia State Bank (“Columbia Bank” or “the Bank”). Established in 1993 in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals throughout Washington, Oregon and Idaho. The Company’s subsidiary Columbia Trust Company (“Columbia Trust”) is an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Washington, Oregon and Idaho.
At December 31, 2016, Columbia Bank had locations throughout Washington, Oregon and Idaho. The vast majority of Columbia Bank’s loans and deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, and the Idaho Department of Finance. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to continue to be a leading Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for exceptional customer satisfaction in order to be recognized as the bank of choice for individual and business customers in all markets we serve.
We have established a network of 143 branches in Washington, Oregon and Idaho as of December 31, 2016 from which we intend to grow market share. We operate 73 branches in 21 counties in the state of Washington, 56 branches in 16 counties in Oregon and 14 branches in 10 counties in Idaho.
Our branch system funds our lending activities and allows us to better serve both retail and business depositors. We believe this approach enables us to expand lending activities while attracting a stable core deposit base and enhancing utilization of our full range of products and services. To support our strategy of market penetration and increased profitability, while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network. Our branch system and other delivery channels are continually evaluated as an important component of ongoing efforts to improve efficiencies without compromising customer service.
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diversified loan and deposit portfolio. We continue to build our strong core deposit base, expanding total revenue and controlling expenses in an effort to gain operational efficiencies and increase our return on average equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our varied products, our strategic branch locations and the long-standing community presence of our managers, banking officers and branch personnel, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments, and other financial services. We are dedicated to increasing market share in the communities we serve by continuing to leverage our existing branch network and considering business combinations that are consistent with our expansion strategy throughout the Northwest. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.
To that end, on January 9, 2017 we entered into a definitive agreement to acquire Pacific Continental Corporation, the parent company of Pacific Continental Bank of Eugene, Oregon, with $2.54 billion in assets at December 31, 2016 (“Pacific Continental”). Under the terms of the merger, Pacific Continental shareholders will have the right to receive, in respect of each share of common stock of Pacific Continental, a number of common shares of Columbia equal to the exchange ratio of 0.6430, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $644.1 million. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The merger is expected to close mid 2017.

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

Personal Banking	Business Banking	Wealth Management
• Checking and Saving Accounts	• Agricultural Lending	• Investment Services
• Consumer Lending	• Checking and Saving Accounts	• Private Banking
• Digital Banking	• Commercial & Industrial Lending	• Professional Banking
• Residential Lending	• Digital Banking
• VISA® Card Services	• International Banking
• Merchant Card Services
• Municipal Lending
• Real Estate and Real Estate Construction Lending
• Remote Deposit Capture
• SBA Lending
• Small Business Services
• Treasury Management
• VISA® Card Services
Personal Banking: We offer our personal banking customers an assortment of account products including noninterest and interest-bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Personal banking customers are also provided with a variety of borrowing products including home equity loans and lines of credit, home mortgages for purchases and refinances, personal loans, and other consumer loans. Eligible personal banking customers with checking accounts are provided a Visa® Debit Card which can be used both to make purchases and as an ATM card. A variety of Visa® Credit Cards are also available to eligible personal banking customers.
Digital Banking
Columbia Bank’s Personal Online Banking has simple navigation, allowing access to important information and frequently used features. It provides our personal banking customers with the ability to safely and securely conduct their banking business 24 hours a day, 7 days a week. Columbia Bank’s Personal Mobile Banking allows customers to conveniently deposit checks, pay bills, transfer funds, check balances or find a branch or ATM through their mobile device.

Business Banking: A variety of checking, savings, interest bearing money market and certificate of deposit accounts are offered to business banking customers to satisfy all their banking needs. In addition to these core banking products, we provide a breadth of services to support the complete financial needs of small and middle market businesses including Treasury Management, Commercial Lending, International Banking, Merchant Card Services, Business VISA® Debit and Credit Cards and Wealth Management.
Commercial Lending
We offer a variety of loan products tailored to meet the diverse needs of business banking customers. Commercial loan products include accounts receivable and inventory financing as well as Small Business Administration (“SBA”) financing. We also offer commercial real estate loan products for construction and development or permanent financing. Real estate lending activities have been focused on construction and permanent loans for both owner occupants and investor oriented real estate properties. Commercial banking has been directed toward meeting the credit and related deposit needs of various sized businesses and professional practice organizations operating in our primary market areas.
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
Treasury Management
Columbia Bank’s diversified Treasury Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions. Columbia customers, of all sizes, choose from a full range of transaction and Treasury Management tools to gain more control over and make more from their money. Services include Commercial Online Banking, Positive Pay fraud protection, Automated Clearing House (ACH) payments, and Remote Deposit Capture.
Our Treasury Management professionals work with businesses to find the best combination of services to meet their needs. This customized, modular approach ensures their business banking operations are cost-effective now, with flexibility for future growth.

Wealth Management: We offer tailored solutions to individuals, families and professional businesses in the areas of private banking, professional banking, financial services and trust and estate services.
CB Financial Services
CB Financial Services(1) offers a comprehensive array of financial solutions that focuses on wealth management by delivering personalized service and experience through dedicated financial advisors serving various geographical areas.
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
• Financial Planning: Asset Allocation, Net Worth Analysis, Estate Planning & Preservation(2), Education Funding, Wealth Transfer.
Private Banking
Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and treasury management services, credit services, and wealth management strategies. Each private banker coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.
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
Trust Services: Through our Columbia Trust subsidiary, we offer a wide range of high quality fiduciary, investment and administrative trust services, coupled with local, personalized attention to the unique requirements of each trust. Services include Personal Trusts, Special Needs (Supplemental) Trusts, Estate Settlement Services, Investment Agency and Charitable Management Services. A more complete listing of all the services and products available to our customers can be found on Columbia Trust’s website: www.columbiatrustcompany.com. Information contained on Columbia Trust’s website is not incorporated by reference into this report.

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

Competition
Our industry remains highly competitive despite a slow recovery from the recent economic crisis. Several other financial institutions with greater resources compete for banking business in our market areas. These competitors have the ability to make larger loans, finance extensive advertising and promotion campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to compete with non-banking companies such as credit unions, brokerage houses and other financial services companies. We compete for deposits, loans, and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level.
Employees
As of December 31, 2016, the Company employed 1,819 full-time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive pay and benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees was demonstrated by Columbia Bank being honored as one of the Puget Sound Business Journal’s “Washington’s Best Workplaces” for the tenth consecutive year.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”). The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.
 Additionally, reports filed with the SEC can be obtained free of charge through our website at www.columbiabank.com. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference into this report.
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
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. In addition, recent political developments, including the change in administration in the United States, have added additional uncertainty to the implementation, scope and timing of regulatory reforms. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.
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
Anti-Money Laundering and Anti-Terrorism. The Bank Secrecy Act (the “BSA”) requires all financial institutions, including banks to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements.
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
In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. If we complete the pending acquisition of Pacific Continental, we will have greater than $10 billion in total consolidated assets. We expect that once we are subject to those stress testing requirements, the Federal Reserve, the FDIC and the Washington Department of Financial Institutions’ Division of Banks will consider our results as an important factor in evaluating our capital adequacy and that of the Bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by the Bank may be an unsafe or unsound practice. While we do not currently have $10 billion or more in total consolidated assets, we have been analyzing these requirements and developing systems and action plans to ensure we are prepared to comply with the rules when and if they become applicable.
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor the capital adequacy of the Bank. The risk-based capital standards currently applicable to the Company and the Bank, parts of which are subject to phase-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). We believe that, as of December 31, 2016, we and the Bank would meet all capital adequacy requirements under the New Capital Rules, as described below, on a fully phased-in basis as if such requirements were then in effect.
Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved final rules implementing Basel III and various provisions of the Dodd-Frank Act (the “New Capital Rules”). The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and banks, including us and the Bank, compared to the risk-based capital rules in effect at December 31, 2014. The New Capital Rules revised the components of capital and addressed other issues affecting the numerator in regulatory capital ratio calculations. The New Capital Rules also addressed risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the prior risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The New Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the New Capital Rules, became effective for us and for the Bank on January 1, 2015.

The New Capital Rules, among other things (i) include a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The New Capital Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to the Company or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require the Company and the Bank to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. The New Capital Rules also eliminate the more permissive 3% minimum Tier 1 leverage ratio under the capital guidelines that were in effect through December 31, 2014, resulting in a 4% minimum Tier 1 leverage ratio for all bank holding companies and banks.
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
With respect to the Bank, the New Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”). See “Prompt Corrective Action Framework.”

Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the net stable funding ratio for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.
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
Under the rules currently in effect and as modified by the New Capital Rules, an insured depository institution generally would be classified in the following categories based on the capital measures indicated:

“Well-capitalized”	“Adequately capitalized”
Total capital ratio of at least 10%,	Total capital ratio of at least 8%,
Tier 1 capital ratio of at least 8%,	Tier 1 capital ratio of at least 6%
CET1 ratio of at least 6.5%	CET1 ratio of at least 4.5%, and
Tier 1 leverage ratio of at least 5%, and	Tier 1 leverage ratio of at least 4%.
Not subject to any order or written directive requiring a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Total capital ratio of less than 8%,	Total capital ratio of less than 6%,
Tier 1 capital ratio of less than 6%	Tier 1 capital ratio of less than 4%
CET1 ratio of less than 4.5%, or	CET1 ratio of less than 3%, or
Tier 1 leverage ratio of less than 4%.	Tier 1 leverage ratio of less than 3%.

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
As of December 31, 2016, we and the Bank were well-capitalized with CET1 capital ratios of 11.6450% and 11.5051%, respectively, Tier 1 capital ratios of 11.6646% and 11.5051%, respectively, total capital ratios of 12.6347% and 12.4756%, respectively, and Tier 1 leverage ratios of 9.5526% and 9.4275%, respectively.

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
In addition, the FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.
The Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” The Volcker Rule does not significantly impact the operations of the Company and the Bank, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.
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
Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total consolidated assets of less than $10 billion as of the end of the previous calendar year. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however, and these regulations have negatively affected the interchange income we have received from our debit card network. We currently anticipate a pre-tax annual impact of approximately $9.5 million related to Columbia Bank if we no longer qualify for the small issuer exemption. Furthermore, if we complete the pending acquisition of Pacific Continental during 2017 as currently anticipated, we will have greater than $10 billion in total consolidated assets and will become subject to the interchange fee cap beginning July 1, 2018. If the Pacific Continental acquisition is completed, we currently anticipate an additional pre-tax annual impact of approximately $300 thousand beginning on such date related to Pacific Continental.
Regulatory Oversight and Examination
The Federal Reserve conducts periodic inspections of bank holding companies. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations for a bank of our size are completed on an annual basis through the execution of a quarterly focal review process. The FDIC and state bank regulatory agencies complete these examinations on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events. If the Pacific Continental acquisition is completed, the Bank would come under direct supervision of the Consumer Financial Protection Bureau (the “CFPB”).
Corporate Governance and Accounting
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
Deposit Insurance
The Bank’s deposits are insured under the FDIA, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (the “DIF”) from 1.15% to 1.35%; required that the DIF meet that minimum ratio of insured deposits by 2020; and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions was adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets beginning in the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018.
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
Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau. The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes. The CFPB has issued numerous additional regulations that will likely become industry best practice and increase the compliance burden of Columbia Bank.
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
While we do not currently have $10 billion or more in total consolidated assets, we have been analyzing these requirements and developing systems and action plans to ensure we are prepared to comply with the rules when and if they become applicable. For instance, we have already established a dedicated risk committee as described above. If we complete the pending acquisition of Pacific Continental, we will exceed $10 billion in total assets.
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
During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve and the Securities and Exchange Commission (“SEC”), proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.”

If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
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
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates. While the national economy has continued to recover from the recent economic crisis and recession, that recovery has been sluggish and uneven. In addition, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company.

Economic conditions in the market areas we serve may adversely impact our earnings and could increase our credit risk associated with our loan portfolio, the value of our investment portfolio and the availability of deposits.
Substantially all of our loan and deposit customers are businesses and individuals in Washington, Oregon and Idaho, and soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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
While our loan portfolio is diversified across business sectors, it is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.
In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, from which the market continues to slowly recover. At December 31, 2016, 59% of our total gross loans, were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
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
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby adversely affecting our income and increasing loan administration costs. Assets acquired by foreclosure or similar proceedings are recorded at fair value less estimated costs to sell. The valuation of these foreclosed assets is periodically updated and resulting losses, if any, are charged to earnings in the period in which they are identified. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience increases in nonperforming loans in the future.
Our acquisitions, including our pending acquisition of Pacific Continental, and the integration of acquired businesses subject us to various risks and may not result in all of the benefits anticipated, and future acquisitions may be dilutive to current shareholders.
We have in the past and may in the future seek to grow our business by acquiring other businesses. In January 2017, we announced that we had entered into an agreement and plan of merger to acquire Pacific Continental. Our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
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
We may engage in additional future acquisitions involving the issuance of additional common stock and/or cash. Any such acquisitions and related issuances of stock may have a dilutive effect on earnings per share, book value per share or the percentage ownership of current shareholders. The use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.
Furthermore, notwithstanding our recent acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive. In addition, the Northwest is experiencing intensified consolidation and we face significant competition from numerous other financial services institutions for attractive acquisition candidates, as many of these competitors will have greater financial resources than we do.
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
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total consolidated assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total consolidated assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our Bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or the Bank’s total consolidated assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
We may be required, in the future, to recognize impairment with respect to investment securities.
Our securities portfolio currently includes securities with unrecognized losses. At December 31, 2016, gross unrealized losses in our securities portfolio were $30.7 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
Substantial competition in our market areas could adversely affect us.
Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions and finance, insurance and other non-depository companies operating in our market areas. We also experience competition, especially for deposits, from Internet-based banking institutions, which have grown rapidly in recent years. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are and/or have greater financial resources than we do. Some of our competitors may have liquidity issues, which could impact the pricing of deposits, loans and other financial products in our markets. Our inability to effectively compete in our market areas could have a material adverse impact on our business, financial condition, results of operations and prospects.
We may not be able to attract or retain key employees.
Our success depends in significant part on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and other key employees. Leadership changes will occur from time to time, and we cannot predict whether significant resignations or other departures will occur or whether we will be able to recruit additional qualified personnel. On February 19, 2017, our prior Chief Executive Officer, Melanie J. Dressel, passed away unexpectedly. On February 22, 2017, the Board of Directors appointed Hadley S. Robbins, Executive Vice President and Chief Operating Officer, as Interim Chief Executive Officer of the Company and announced that the Company intends to conduct a search for a permanent Chief Executive Officer, in which both internal and external candidates will be considered. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. The unexpected loss of any such employees, or the inability to recruit and retain qualified personnel in the future, could have a material adverse impact on our business, financial condition, results of operations and prospects. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.

Changes in accounting standards could materially impact our financial statements.
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments.
Unlike the incurred loss models in existing GAAP, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, the Company would recognize an impairment allowance equal to its current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will most likely be a significant challenge for all entities, including the Company. In addition, to estimate expected credit losses, the Company could incur one-time and recurring costs, some of which may be related to system changes and data collection. Further, the impairment allowance measured under a CECL model could differ materially from the impairment allowance measured under the Company’s incurred loss model. To initially apply the proposed amendments, for most debt instruments, the Company would record a cumulative-effect adjustment to its Consolidated Balance Sheets as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach).The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective.
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
A major catastrophe, such as an earthquake, tsunami, flood, fire or other natural disaster could result in a prolonged interruption of our business. For example, our headquarters are located in Tacoma, Washington and we have operations throughout the Northwest, a geographical region that has been or may be affected by earthquake, tsunami and flooding activity. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The Company’s branch network as of December 31, 2016 is made up of 143 branches located throughout several Washington, Oregon and Idaho counties compared to 149 branches at December 31, 2015. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table:

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	73	58	15
Oregon branches	56	28	28
Idaho branches	14	10	4
Total Columbia Bank branches	143	96	47
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
Quarterly Common Stock Prices and Dividends
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “COLB.” Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2016	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$32.15	$26.56	$0.18	$0.20	$0.38
Second quarter	$31.81	$26.17	0.19	0.18	0.37
Third quarter	$33.28	$26.21	0.20	0.19	0.39
Fourth quarter	$45.27	$31.75	0.20	0.19	0.39
For the year	$45.27	$26.17	$0.77	$0.76	$1.53

			Cash Dividends Declared
2015	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$29.48	$24.60	$0.16	$0.14	$0.30
Second quarter	$33.39	$28.28	0.18	0.16	0.34
Third quarter	$33.70	$28.63	0.18	0.16	0.34
Fourth quarter	$36.27	$29.52	0.18	0.18	0.36
For the year	$36.27	$24.60	$0.70	$0.64	$1.34
On December 31, 2016, the last sale price for our stock on the NASDAQ Global Select Market was $44.68. At January 31, 2017, the number of shareholders of record was 2,809. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2016, a total of 23,429 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Subsequent to year end, on January 26, 2017, the Company declared a quarterly cash dividend of $0.22 per share, payable on February 22, 2017, to shareholders of record at the close of business on February 8, 2017.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2016:

	Year Ended December 31, 2016
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	23,429	$45.98	1,595,336
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)	Includes shares to be issued upon exercise of options under the West Coast Bancorp (‘West Coast”) plan, which was assumed as a result of the 2013 West Coast acquisition.

(2)
Includes 1,145,842 shares available for future issuance under the current stock option and equity compensation plan and 449,494 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2016.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2016:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan (2)
10/1/2016 - 10/31/2016	—	$—	—	2,900,000
11/1/2016 - 11/30/2016	266	38.29	—	2,900,000
12/1/2016 - 12/31/2016	—	—	—	2,900,000
	266	$38.29	—
 __________

(1)	Common shares repurchased by the Company during the quarter relate to shares withheld to pay taxes due upon vesting of restricted stock.

(2)
On June 22, 2016, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2.9 million shares of its outstanding common stock. The plan was effective on August 24, 2016 and shall terminate no later than August 24, 2017.

Five-Year Stock Performance Graph
The following graph shows a five-year comparison of the total return to shareholders of Columbia’s common stock, the NASDAQ Composite Index (which is a broad nationally recognized index of stock performance by companies listed on the Nasdaq Stock Market) and the KBW Regional Banking Index (comprised of 50 banks and bank holding companies headquartered throughout the country, including Columbia).
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite and the KBW Regional Banking Index was $100 on December 31, 2011, and that all dividends were reinvested.

Index	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Columbia Banking System, Inc.	100.00	97.87	152.66	159.03	195.49	282.62
NASDAQ Composite	100.00	117.74	165.03	189.50	202.97	221.17
KBW Regional Banking Index	100.00	113.26	166.30	170.34	180.55	251.18
Source: Bloomberg LP, New York City, NY

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2016	2015 (2)	2014 (2) (3)	2013 (2) (4)	2012 (2)
	(dollars in thousands except per share amounts)
For the Year
Interest income	$337,969	$328,891	$308,042	$296,935	$248,504
Interest expense	$4,350	$4,004	$3,994	$5,840	$9,577
Net interest income	$333,619	$324,887	$304,048	$291,095	$238,927
Provision (recapture) for loan and lease losses	$10,778	$8,591	$6,727	$(101)	$39,367
Noninterest income	$88,082	$91,473	$59,750	$26,700	$27,058
Noninterest expense	$261,142	$266,149	$239,286	$230,886	$162,913
Net income	$104,866	$98,827	$81,574	$60,016	$46,143
Net income applicable to common shareholders	$104,709	$98,690	$81,478	$59,984	$46,143
Per Common Share
Earnings (Basic)	$1.81	$1.71	$1.53	$1.24	$1.16
Earnings (Diluted)	$1.81	$1.71	$1.52	$1.21	$1.16
Book Value	$21.52	$21.48	$21.34	$20.50	$19.25
Averages
Total assets	$9,311,621	$8,655,243	$7,468,091	$6,558,517	$4,826,283
Interest-earning assets	$8,363,309	$7,685,734	$6,561,047	$5,754,543	$4,246,724
Loans	$6,052,389	$5,609,261	$4,782,369	$4,140,826	$2,900,520
Securities, including Federal Home Loan Bank stock	$2,269,121	$2,031,859	$1,708,575	$1,474,744	$1,011,294
Deposits	$7,774,309	$7,146,828	$6,187,342	$5,420,577	$3,875,666
Shareholders’ equity	$1,269,801	$1,246,952	$1,109,581	$979,099	$761,185
Financial Ratios
Net interest margin (tax equivalent)	4.12%	4.35%	4.76%	5.16%	5.77%
Return on average assets	1.13%	1.14%	1.09%	0.92%	0.96%
Return on average common equity	8.26%	7.93%	7.36%	6.14%	6.06%
Average equity to average assets	13.64%	14.41%	14.86%	14.93%	15.77%
At Year End
Total assets	$9,509,607	$8,951,697	$8,578,846	$7,161,582	$4,906,335
Loans	$6,213,423	$5,815,027	$5,445,378	$4,517,296	$2,947,103
Allowance for loan and lease losses	$70,043	$68,172	$69,569	$72,454	$82,300
Securities, including Federal Home Loan Bank stock	$2,288,817	$2,170,416	$2,131,622	$1,696,640	$1,023,484
Deposits	$8,059,415	$7,438,829	$6,924,722	$5,959,475	$4,042,085
Core deposits (2)	$7,749,568	$7,238,713	$6,753,142	$5,830,384	$3,930,720
Shareholders’ equity	$1,251,012	$1,242,128	$1,228,175	$1,053,249	$764,008
Nonperforming Assets
Nonaccrual loans	$27,756	$21,464	$31,352	$34,015	$37,395
Other real estate owned and other personal property owned	5,998	13,738	22,225	36,037	27,464
Total nonperforming assets	$33,754	$35,202	$53,577	$70,052	$64,859
Nonperforming loans to year end loans	0.45%	0.37%	0.58%	0.75%	1.27%
Nonperforming assets to year end assets	0.35%	0.39%	0.62%	0.98%	1.32%
Allowance for loan and lease losses to year end loans	1.13%	1.17%	1.28%	1.60%	2.79%
Net loan charge-offs	$8,907	$9,988	$9,612	$9,745	$15,052
Other nonfinancial data
Full-time equivalent employees	1,819	1,868	1,934	1,695	1,198
Banking branches	143	149	154	142	99
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)	Reclassified to conform to the current period’s presentation. The reclassification was limited to changing the threshold for certificates of deposit presented to the current FDIC insurance limit.

(3)	During 2014, Columbia acquired Intermountain Community Bancorp.

(4)	During 2013, Columbia acquired West Coast Bancorp.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Interest Income:
Loans	$291,465	$286,166	$268,279	$266,284	$219,433
Taxable securities	35,167	30,774	28,754	20,459	18,276
Tax-exempt securities	11,121	11,842	10,830	9,837	9,941
Deposits in banks	216	109	179	355	854
Total interest income	337,969	328,891	308,042	296,935	248,504
Interest Expense:
Deposits	3,134	2,977	3,005	3,962	5,887
Federal Home Loan Bank advances	671	474	396	(404)	2,608
Prepayment charge on Federal Home Loan Bank advances	—	—	—	1,548	603
Other borrowings	545	553	593	734	479
Total interest expense	4,350	4,004	3,994	5,840	9,577
Net Interest Income	333,619	324,887	304,048	291,095	238,927
Provision (recapture) for loan and lease losses	10,778	8,591	6,727	(101)	39,367
Net interest income after provision (recapture) for loan and lease losses	322,841	316,296	297,321	291,196	199,560
Noninterest income	88,082	91,473	59,750	26,700	27,058
Noninterest expense	261,142	266,149	239,286	230,886	162,913
Income before income taxes	149,781	141,620	117,785	87,010	63,705
Provision for income taxes	44,915	42,793	36,211	26,994	17,562
Net Income	$104,866	$98,827	$81,574	$60,016	$46,143
Less: Dividends on preferred stock	157	137	96	32	—
Net Income Applicable to Common Shareholders	$104,709	$98,690	$81,478	$59,984	$46,143
Per Common Share
Earnings basic	$1.81	$1.71	$1.53	$1.24	$1.16
Earnings diluted	$1.81	$1.71	$1.52	$1.21	$1.16
Average number of common shares outstanding (basic)	57,184	57,019	52,618	47,993	39,260
Average number of common shares outstanding (diluted)	57,193	57,032	53,183	49,051	39,263
Total assets at year end	$9,509,607	$8,951,697	$8,578,846	$7,161,582	$4,906,335
Cash dividends declared per common share	$1.53	$1.34	$0.94	$0.41	$0.98
 __________

(1)
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Selected Quarterly Financial Data (1)
The following table presents selected unaudited consolidated quarterly financial data for each quarter of 2016 and 2015. The information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2016
Total interest income	$86,734	$86,758	$83,303	$81,174	$337,969
Total interest expense	997	1,186	1,163	1,004	4,350
Net interest income	85,737	85,572	82,140	80,170	333,619
Provision for loan and lease losses	18	1,866	3,640	5,254	10,778
Noninterest income	22,330	23,166	21,940	20,646	88,082
Noninterest expense	65,014	67,264	63,790	65,074	261,142
Income before income taxes	43,035	39,608	36,650	30,488	149,781
Provision for income taxes	12,317	12,124	11,245	9,229	44,915
Net income	$30,718	$27,484	$25,405	$21,259	$104,866
Per common share (2)
Earnings (basic)	$0.53	$0.47	$0.44	$0.37	$1.81
Earnings (diluted)	$0.53	$0.47	$0.44	$0.37	$1.81
2015
Total interest income	$82,769	$82,665	$82,040	$81,417	$328,891
Total interest expense	950	971	1,030	1,053	4,004
Net interest income	81,819	81,694	81,010	80,364	324,887
Provision for loan and lease losses	2,349	2,831	2,202	1,209	8,591
Noninterest income	24,745	22,499	21,462	22,767	91,473
Noninterest expense	66,877	64,067	68,471	66,734	266,149
Income before income taxes	37,338	37,295	31,799	35,188	141,620
Provision for income taxes	10,598	11,515	9,853	10,827	42,793
Net income	$26,740	$25,780	$21,946	$24,361	$98,827
Per common share (2)
Earnings (basic)	$0.46	$0.45	$0.38	$0.42	$1.71
Earnings (diluted)	$0.46	$0.45	$0.38	$0.42	$1.71
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (the “allowance”) is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The primary components of the allowance are 1) loans collectively evaluated for impairment in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies (ASC 450), 2) loans individually determined to be impaired in accordance with the FASB ASC Subtopic 310-10, Receivables: Overall (ASC 310-10) and 3) loans acquired with deteriorated credit quality in accordance with FASB ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30).
The measure of estimated credit losses for the ASC 450 component is based upon the loss experience over a historical base period adjusted for a loss emergence period. The loss emergence period is an estimate of the period that it takes, on average, for us to identify the amount of loss incurred for a loan that has suffered a loss-causing event. Management then considers the effects of the following qualitative factors to ensure our allowance reflects the inherent losses in the loan portfolio:

•	Economic and business conditions

•	Concentration of credit

•	Lending management and staff

•	Lending policies and procedures

•	Loss and recovery trends

•	Nature and volume of the portfolio

•	Trends in problem loans, loan delinquencies and nonaccrual loans

•	Quality of internal loan review

•	External factors
These qualitative factors have a high degree of subjectivity and changes in any of the factors could have a significant impact on our calculation of the allowance.
The measure of estimated credit losses for the ASC 310-10 component begins if, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. When a loan has been identified as impaired, the amount of impairment will be measured using discounted cash flows, except when it is determined that the remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Predominantly, the Company uses the fair value of collateral approach based upon a reliable valuation.

The measure of estimated credit losses for the ASC 310-30 component is based upon management’s estimate of future cash flows. Loans acquired with deteriorated credit quality that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected loan cash flows at the pool-level on a quarterly basis. If, due to credit deterioration, the present value of expected cash flows, as periodically re-measured, is less than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to the lower amount by adjusting the allowance for loan losses with a charge to earnings through the provision for loan losses. If the present value of expected cash flows is greater than the carrying value of the loan pool, the Company adjusts the carrying value of the loan pool to a higher amount by recapturing previously recorded allowance for loan losses, if any.
Our allowance policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.
Valuation and Recoverability of Goodwill
Goodwill represented $382.8 million of our $9.51 billion in total assets as of December 31, 2016. The Company has a single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2016, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2016 Financial Summary
Income Statement

•	Consolidated net income for 2016 was $104.9 million, or $1.81 per diluted common share, compared with net income of $98.8 million, or $1.71 per diluted common share, in 2015.

◦
Net interest income for 2016 increased 3% to $333.6 million compared to $324.9 million for 2015. Interest income was $338.0 million in 2016, compared to $328.9 million in 2015. The increase was primarily due to higher average loan and securities volumes, partially offset by lower earning rates. Interest expense increased $346 thousand compared to 2015, due to higher average interest-bearing liability balances.

◦	Provision for loan and lease losses was $10.8 million in 2016, compared to $8.6 million in 2015. The loan provision for the current year was driven by net charge-offs and growth in the loan portfolio.

◦
Noninterest income was $88.1 million for 2016, a decrease from $91.5 million for 2015. The decrease was due to the $3.1 million prior year adjustment to the mortgage repurchase liability related to our acquisition of West Coast. The current year adjustment to the mortgage repurchase liability was $391 thousand.

◦	Noninterest expense decreased $5.0 million, or 2% to $261.1 million for 2016 due to lower acquisition-related expenses in the current year.
Balance Sheet

•	Total assets at December 31, 2016 were $9.51 billion, up 6% from $8.95 billion at the end of 2015.

•	The Company is well-capitalized with a total risk-based capital ratio of 12.63% at December 31, 2016.

◦	Investment securities available for sale at December 31, 2016 were $2.28 billion, up 6% from $2.16 billion at December 31, 2015.

◦	Loans were $6.21 billion, an increase of 7% from $5.82 billion at the end of 2015. The increase from December 31, 2015 was due to strong loan originations during 2016.

◦
The allowance for loan and lease losses increased to $70.0 million at December 31, 2016 compared to $68.2 million at December 31, 2015 due to the increase in size of the loan portfolio. The Company’s allowance was 1.13% of total loans, compared with 1.17% at the end of 2015.

◦
Nonperforming assets totaled $33.8 million at December 31, 2016, down from $35.2 million at December 31, 2015. The decrease in nonperforming assets was due to a $7.7 million decrease in Other Real Estate Owned (“OREO”) and Other Personal Property Owned (“OPPO”) balances, partially offset by an increase in nonaccrual loans. Nonperforming assets to year end assets decreased to 0.35% at December 31, 2016 compared to 0.39% at December 31, 2015.

◦	Deposits totaled $8.06 billion at December 31, 2016 compared to $7.44 billion at December 31, 2015.

◦	Core deposits totaled $7.75 billion at December 31, 2016, compared to $7.24 billion at December 31, 2015. Core deposits represented 96% of total deposits at December 31, 2016 and 2015.

◦	Federal Home Loan Bank advances were $6.5 million at December 31, 2016, a decrease of $62.0 million compared to December 31, 2015 due to decreased short-term advances.

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
RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last five years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Years ended December 31,
	2016	Amount	%	2015	Amount	%	2014	2013	2012
	(dollars in thousands, except per share amounts)
Interest income	$337,969	$9,078	3	$328,891	$20,849	7	$308,042	$296,935	$248,504
Interest expense	4,350	346	9	4,004	10	—	3,994	5,840	9,577
Net interest income	333,619	8,732	3	324,887	20,839	7	304,048	291,095	238,927
Provision (recapture) for loan and lease losses	10,778	2,187	25	8,591	1,864	28	6,727	(101)	39,367
Noninterest income	88,082	(3,391)	(4)	91,473	31,723	53	59,750	26,700	27,058
Noninterest expense:
Compensation and employee benefits	150,282	872	1	149,410	18,546	14	130,864	125,432	85,434
Other expense	110,860	(5,879)	(5)	116,739	8,317	8	108,422	105,454	77,479
Total	261,142	(5,007)	(2)	266,149	26,863	11	239,286	230,886	162,913
Income before income taxes	149,781	8,161	6	141,620	23,835	20	117,785	87,010	63,705
Provision for income taxes	44,915	2,122	5	42,793	6,582	18	36,211	26,994	17,562
Net income	$104,866	$6,039	6	$98,827	$17,253	21	$81,574	$60,016	$46,143
Less: earnings allocated to participating securities	1,556	306	24	1,250	313	33	937	618	443
Earnings allocated to common shareholders	$103,310	$5,733	6	$97,577	$16,940	21	$80,637	$59,398	$45,700
Earnings per common share, diluted	$1.81	$0.10	6	$1.71	$0.19	13	$1.52	$1.21	$1.16
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
Net Interest Income Summary

	2016			2015			2014
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(4)	$6,052,389	$296,283	4.90%	$5,609,261	$289,450	5.16%	$4,782,369	$270,210	5.65%
Taxable securities (3)	1,804,004	35,167	1.95%	1,577,711	30,774	1.95%	1,332,144	28,754	2.16%
Tax exempt securities (4)	465,117	17,109	3.68%	454,148	18,219	4.01%	376,431	16,997	4.52%
Interest-earning deposits with banks	41,799	216	0.52%	44,614	109	0.24%	70,103	179	0.26%
Total interest-earning assets	8,363,309	348,775	4.17%	7,685,734	338,552	4.40%	6,561,047	316,140	4.82%
Other earning assets	156,871			149,476			132,419
Noninterest-earning assets	791,441			820,033			774,625
Total assets	$9,311,621			$8,655,243			$7,468,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$426,296	$522	0.12%	$483,193	$868	0.18%	$485,487	$1,259	0.26%
Savings accounts	698,687	71	0.01%	637,464	70	0.01%	543,303	60	0.01%
Interest-bearing demand	952,135	695	0.07%	982,491	612	0.06%	1,204,584	478	0.04%
Money market accounts	1,993,283	1,846	0.09%	1,834,733	1,427	0.08%	1,668,150	1,208	0.07%
Total interest-bearing deposits	4,070,401	3,134	0.08%	3,937,881	2,977	0.08%	3,901,524	3,005	0.08%
Federal Home Loan Bank advances	79,673	671	0.84%	70,678	474	0.67%	44,876	396	0.88%
Other borrowings and interest-bearing liabilities	77,022	545	0.71%	88,924	553	0.62%	39,617	593	1.50%
Total interest-bearing liabilities	4,227,096	4,350	0.10%	4,097,483	4,004	0.10%	3,986,017	3,994	0.10%
Noninterest-bearing deposits	3,703,908			3,208,947			2,285,818
Other noninterest-bearing liabilities	110,816			101,861			86,675
Shareholders’ equity	1,269,801			1,246,952			1,109,581
Total liabilities & shareholders’ equity	$9,311,621			$8,655,243			$7,468,091
Net interest income (tax equivalent)		$344,425			$334,548			$312,146
Net interest spread (tax equivalent)			4.07%			4.30%			4.72%
Net interest margin (tax equivalent)			4.12%			4.35%			4.76%
Average interest-earning assets to average interest-bearing liabilities			197.85%			187.57%			164.60%
 __________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $5.3 million in 2016, $4.9 million in 2015 and $4.5 million in 2014. The accretion of net unearned discounts on certain acquired loans was $12.0 million in 2016, $18.1 million in 2015, and $21.6 million in 2014.

(2)
Incremental accretion on purchased credit impaired loans is also included in loan interest earned. The incremental accretion income on purchased credit impaired loans was $6.0 million in 2016, $9.1 million in 2015 and $20.2 million in 2014.

(3)	During the twelve months ended December 31, 2014, the Company recorded a $2.6 million reversal of premium amortization, which increased interest income on taxable securities.

(4)
Yields on fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.8 million, $3.3 million and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $6.0 million, $6.4 million and $6.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2016 and 2015, as well as between 2015 and 2014 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2016 Compared to 2015 Increase (Decrease) Due to			2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$22,155	$(15,322)	$6,833	$44,022	$(24,782)	$19,240
Taxable securities	4,411	(18)	4,393	4,964	(2,944)	2,020
Tax-exempt securities	432	(1,542)	(1,110)	3,255	(2,033)	1,222
Interest earning deposits with banks	(7)	114	107	(61)	(9)	(70)
Interest income	$26,991	$(16,768)	$10,223	$52,180	$(29,768)	$22,412
Interest Expense
Deposits:
Certificates of deposit	$(93)	$(253)	$(346)	$(6)	$(385)	$(391)
Savings accounts	6	(5)	1	11	(1)	10
Interest-bearing demand	(19)	102	83	(100)	234	134
Money market accounts	131	288	419	125	94	219
Total interest on deposits	25	132	157	30	(58)	(28)
Federal Home Loan Bank advances	65	132	197	189	(111)	78
Other borrowings and interest-bearing liabilities	267	(275)	(8)	(74)	34	(40)
Interest expense	$357	$(11)	$346	$145	$(135)	$10
	$26,634	$(16,757)	$9,877	$52,035	$(29,633)	$22,402
Incremental accretion income represents the amount of interest income recorded on acquired loans above the contractual rate stated in the individual loan notes. The additional interest income stems from the net discount established at the time these loan portfolios were acquired. The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$5,972	$9,096	$20,224
Other FDIC acquired loans (2)	—	234	484
Other acquired loans	11,983	17,862	21,093
Total incremental accretion income	$17,955	$27,192	$41,801
Net interest margin (tax equivalent)	4.12%	4.35%	4.76%
Operating net interest margin (tax equivalent) (1)	4.01%	4.15%	4.21%
__________
(1) Operating net interest margin (tax equivalent) is a Non-GAAP financial measure. See Non-GAAP financial measures section of “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
(2) For 2016, incremental accretion income on other FDIC acquired loans is no longer considered significant.

Comparison of 2016 with 2015
Taxable-equivalent net interest income totaled $344.4 million in 2016, compared with $334.5 million for 2015. The increase in net interest income during 2016 resulted from the increase in the size of the loan and securities portfolios, partially offset by lower incremental accretion income from acquired loans as well as lower yields on loan originations and renewals and purchased securities.
The Company’s net interest margin (tax equivalent) decreased from 4.35% for the year ended December 31, 2015 to 4.12% for the current year due primarily to the decreased impact of accretion income on the loan portfolio as well as lower yields on loans and securities. The Company’s operating net interest margin (tax equivalent) decreased from 4.15% for the year ended December 31, 2015 to 4.01% for the current year due to lower rates on loans due to the overall decreasing trend in rates.
For a discussion of the methodologies used by management in recording interest income on loans, please see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2015 with 2014
Taxable-equivalent net interest income totaled $334.5 million in 2015, compared with $312.1 million for 2014. The increase in net interest income during 2015 resulted from the increase in the size of the loan and securities portfolios. These increases were partially offset by lower incremental accretion from acquired loans.
The Company’s net interest margin (tax equivalent) decreased from 4.76% for the year ended December 31, 2014 to 4.35% for the year ended December 31, 2015 due to the decreased impact of accretion income on the loan portfolio. The Company’s operating net interest margin (tax equivalent) decreased from 4.21% in 2014 to 4.15% for 2015. The decrease was due to the combination of lower rates on loans as well as securities due to the overall decreasing trend in rates.
Provision for Loan and Lease Losses
The Company accounts for the credit risk associated with lending activities through its “Allowance for loan and lease losses” and “Provision for loan and lease losses”. The provision is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the levels deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. For discussion of the methodology used by management in determining the adequacy of the ALLL see the “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.
The Company recorded provision expense of $10.8 million, $8.6 million and $6.7 million in 2016, 2015 and 2014. respectively. The provision recorded in 2016 reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
For the years ended December 31, 2016, 2015 and 2014, net loan charge-offs amounted to $8.9 million, $10.0 million, and $9.6 million, respectively.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2016	$ Change	% Change	2015 (1)	$ Change	% Change	2014 (1)
	(dollars in thousands)
Deposit account and treasury management fees (1)	$28,500	$49	—%	$28,451	$2,729	11%	$25,722
Card revenue (1)	23,620	930	4%	22,690	2,911	15%	19,779
Financial services and trust revenue (1)	11,266	(1,330)	(11)%	12,596	1,011	9%	11,585
Loan revenue (1)	10,967	35	—%	10,932	2,594	31%	8,338
Merchant processing revenue	8,732	(243)	(3)%	8,975	1,000	13%	7,975
Bank owned life insurance (BOLI)	4,546	105	2%	4,441	618	16%	3,823
Other (1)	1,855	(3,962)	(68)%	5,817	3,852	196%	1,965
Noninterest income before investment securities gains and change in FDIC loss-sharing asset	89,486	(4,416)	(5)%	93,902	14,715	19%	79,187
Investment securities gains	1,181	(400)	(25)%	1,581	1,029	186%	552
Change in FDIC loss-sharing asset	(2,585)	1,425	(36)%	(4,010)	15,979	(80)%	(19,989)
Total noninterest income	$88,082	$(3,391)	(4)%	$91,473	$31,723	53%	$59,750
__________
(1) Reclassified to conform to the current period’s presentation. Reclassifications consisted of disaggregating income previously presented as “Service charges and other fees” and certain income previously presented in “Other” into the presentation above. There was no change to “Total noninterest income” as previously reported as a result of these reclassifications.
Comparison of 2016 with 2015
The $4.4 million decrease in noninterest income before the change in FDIC loss-sharing asset and investment securities gains from the prior year was due to a decrease of $4.0 million in other noninterest income primarily due to the $3.1 million mortgage repurchase reserve adjustment recorded in 2015 as well as a decrease of $1.3 million in financial services and trust revenue. The decrease in financial services revenue was driven by reduced investment activity in the current year. Investment activity was negatively impacted by employee turnover and efforts expended to comply with certain new fiduciary rules related to providing investment advice. Partially offsetting these decreases was an increase in card revenue, which consists principally of debit card interchange and ATM fees.
The change in FDIC loss-sharing asset declined from $4.0 million in 2015 to $2.6 million in 2016. The change in the FDIC loss-sharing asset recognizes the decreased amount that Columbia expects to collect from the FDIC under the terms of its loss-sharing agreements. The Company remeasures contractual and expected cash flows of purchased credit impaired loans on a quarterly basis. When the quarterly remeasurement results in an increase in expected future cash flows due to a decrease in expected credit losses the nonaccretable difference decreases and the accretable yield of the related loan pool is increased and recognized as interest income over the life of the loan portfolio. As a result of the improved expected cash flows, the FDIC loss-sharing asset is reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the loss-sharing agreements. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2015 with 2014
Noninterest income before the change in FDIC loss-sharing asset and investment securities gains for the year ended December 31, 2015 was $93.9 million, an increase of $14.7 million from 2014. The increase from the prior year was due to the increased customer base from the 2014 Intermountain acquisition as well as organic growth. Also contributing to the increase in other noninterest income was a $3.1 million adjustment recorded in 2015 to the mortgage repurchase liability related to our acquisition of West Coast.

In addition to these increases there was a decrease in the charge relating to the change in FDIC loss-sharing asset from a charge of $20.0 million in 2014 to $4.0 million in 2015. For additional information on the FDIC loss-sharing asset, please see the “Loss-sharing Asset” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(dollars in thousands)
Compensation and employee benefits	$150,282	$872	1%	$149,410	$18,546	14%	$130,864
All other noninterest expense:
Occupancy	33,734	(1,084)	(3)%	34,818	2,518	8%	32,300
Merchant processing	4,330	126	3%	4,204	198	5%	4,006
Advertising and promotion	4,598	(115)	(2)%	4,713	749	19%	3,964
Data processing	16,488	(933)	(5)%	17,421	2,052	13%	15,369
Legal and professional services	7,889	(1,719)	(18)%	9,608	(1,781)	(16)%	11,389
Taxes, license and fees	5,185	(210)	(4)%	5,395	843	19%	4,552
Regulatory premiums	3,777	(1,029)	(21)%	4,806	257	6%	4,549
Net cost (benefit) of operation of other real estate owned	551	2,180	(134)%	(1,629)	(584)	56%	(1,045)
Amortization of intangibles	5,946	(936)	(14)%	6,882	589	9%	6,293
Other	28,362	(2,159)	(7)%	30,521	3,476	13%	27,045
Total all other noninterest expense	110,860	(5,879)	(5)%	116,739	8,317	8%	108,422
Total noninterest expense	$261,142	$(5,007)	(2)%	$266,149	$26,863	11%	$239,286
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$35	$3,893	$2,875
Occupancy	2,383	2,357	740
Advertising and promotion	—	448	464
Data processing	18	2,005	684
Legal and professional fees	291	1,254	2,497
Other	—	960	2,172
Total impact of acquisition-related costs to noninterest expense	$2,727	$10,917	$9,432
Acquisition-related expenses by transaction:
West Coast	$—	$72	$4,535
Intermountain	2,436	10,845	4,897
Pacific Continental (1)	291	—	—
Total impact of acquisition-related costs to noninterest expense	$2,727	$10,917	$9,432
__________
(1) Definitive agreements have been signed; however, completion of this transaction is pending as of the date of this filing.

Comparison of 2016 with 2015
Noninterest expense was $261.1 million in 2016, a decrease of $5.0 million, or 2%, over 2015. This decrease was driven by lower acquisition-related expenses in the current year of $2.7 million compared to $10.9 million in 2015. After removing the effect of acquisition-related expenses, noninterest expense increased $3.2 million primarily due to higher cost of operation of OREO, which was a net cost of $551 thousand in 2016 compared to a net benefit of $1.6 million in 2015.
Comparison of 2015 with 2014
Noninterest expense increased $26.9 million, or 11%, in 2015 over 2014. Compensation and employee benefits expense increased 14% to $149.4 million in 2015 from $130.9 million in 2014 primarily due to the added personnel costs associated with the Intermountain acquisition. The remaining noninterest expense categories increased $8.3 million, or 8%, between 2014 and 2015. The increase was primarily due to higher occupancy and data processing expenses, which were due to higher acquisition-related expenses for these items in 2015. Acquisition-related expenses were $10.9 million in 2015 compared to $9.4 million in 2014.
Other Noninterest Expense: The following table presents selected items of “Other noninterest expense” and the related dollar and percentage change from period to period:

	Years ended December 31,
	2016	$ Change	% Change	2015 (1)	$ Change	% Change	2014 (1)
	(dollars in thousands)
Software support and maintenance	4,682	1,356	41%	3,326	1,148	53%	2,178
Correspondent bank processing fees	555	(80)	(13)%	635	132	26%	503
Supplies	1,466	(31)	(2)%	1,497	24	2%	1,473
Loan expenses (1)	1,478	46	3%	1,432	253	21%	1,179
Dues and subscriptions (1)	1,382	40	3%	1,342	431	47%	911
Postage	2,141	(355)	(14)%	2,496	(440)	(15)%	2,936
Sponsorships and charitable contributions	2,110	65	3%	2,045	84	4%	1,961
Travel and entertainment (1)	3,373	(625)	(16)%	3,998	864	28%	3,134
Investor relations	221	(109)	(33)%	330	87	36%	243
Insurance	1,934	2	—%	1,932	309	19%	1,623
Director fees	749	(87)	(10)%	836	125	18%	711
Employee expenses	1,336	103	8%	1,233	187	18%	1,046
Card expenses (1)	2,692	(317)	(11)%	3,009	231	8%	2,778
Other personal property owned	(7)	88	(93)%	(95)	42	(31)%	(137)
FDIC clawback expense	280	(700)	(71)%	980	685	232%	295
Fraud losses	592	(889)	(60)%	1,481	805	119%	676
Miscellaneous (1)	3,378	(666)	(16)%	4,044	(1,491)	(27)%	5,535
Total other noninterest expense	$28,362	$(2,159)	(7)%	$30,521	$3,476	13%	$27,045
__________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to creating new lines within “Other noninterest expense.” There were no changes to previously reported “Total other noninterest expense” as a result of these reclassifications.
Income Tax
For the years ended December 31, 2016, 2015 and 2014 we recorded income tax provisions of $44.9 million, $42.8 million and $36.2 million, respectively. The effective tax rate was 30% in 2016 and 2015, and was 31% in 2014. Our effective tax rate continues to be less than our federal statutory rate of 35% primarily due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance, and loans with favorable tax attributes. For additional information, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Financial Condition
Our total assets increased 6% to $9.51 billion at December 31, 2016 from $8.95 billion at December 31, 2015. Cash and cash equivalents increased $48.9 million. Our available for sale securities portfolio increased $120.9 million, or 6%, due primarily to purchases of securities resulting from deposits growing in excess of loans. The loan portfolio increased $396.5 million, or 7%, to $6.14 billion due to substantial new loan production partially offset by contractual payments and prepayments. Partially offsetting these increases, premises and equipment, net decreased $13.9 million or 8%, primarily due to depreciation.
Deposit balances increased $620.6 million, or 8%, to $8.06 billion, due to organic growth. Federal Home Loan Bank advances decreased $62.0 million to $6.5 million as deposit inflows were used to repay short-term advances. Securities sold under agreements to repurchase decreased $18.9 million to $80.8 million. Total shareholders’ equity increased $8.9 million to $1.25 billion.
Investment Portfolio
We invest in securities to generate revenue for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2016 gross unrealized losses in our securities portfolio were $30.7 million related to 397 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any securities in a loss position nor does available evidence suggest it is more likely than not that management will be required to sell any securities currently in a loss position before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
During 2016, there were securities purchases of $570.0 million, while maturities, repayments and sales totaled $407.2 million. During 2015, there were purchases of $467.6 million, while maturities, repayments and sales totaled $377.0 million.
At December 31, 2016, U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 64% of our investment portfolio, state and municipal securities were 21%, and government agency and government-sponsored enterprise securities were 15%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 4 years at December 31, 2016. This duration takes into account calls, where appropriate, and consensus prepayment speeds.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2016
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$201	$199	2.02%
Over 1 through 5 years	97,627	97,376	2.23%
Over 5 through 10 years	459,404	451,862	2.81%
Over 10 years	929,458	916,295	2.35%
Total	$1,486,690	$1,465,732	2.48%
State and municipal securities (2)
Due through 1 year	$16,135	$16,244	3.40%
Over 1 through 5 years	132,182	134,384	3.65%
Over 5 through 10 years	194,694	195,251	3.59%
Over 10 years	130,903	129,181	3.83%
Total	$473,914	$475,060	3.66%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$21,712	$21,725	0.98%
Over 1 through 5 years	284,996	285,273	1.55%
Over 5 through 10 years	25,640	24,904	1.72%
Total	$332,348	$331,902	1.52%
U.S. government securities (1)
Due through 1 year	$549	$549	0.61%
Over 1 through 5 years	252	251	1.39%
Total	$801	$800	0.85%
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
Federal Home Loan Bank Stock
Federal Home Loan Bank of Des Moines (the “FHLB Des Moines”) stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2016 the Company held $10.2 million of FHLB Des Moines Class B stock, $10.0 million of which was membership stock and the remaining $240 thousand was activity based. The FHLB stock is issued, transferred, redeemed, and repurchased at a par value of $100.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total
	(dollars in thousands)
Commercial business	$2,551,054	41.1%	$2,362,575	40.6%	$2,119,565	38.9%	$1,561,782	34.6%	$1,155,158	39.2%
Real estate:
One-to-four family residential	170,331	2.7%	176,295	3.0%	175,571	3.2%	108,317	2.4%	43,922	1.5%
Commercial and multifamily residential	2,719,830	43.7%	2,491,736	42.9%	2,363,541	43.5%	2,080,075	46.0%	1,061,201	36.0%
Total real estate	2,890,161	46.4%	2,668,031	45.9%	2,539,112	46.7%	2,188,392	48.4%	1,105,123	37.5%
Real estate construction:
One-to-four family residential	121,887	2.0%	135,874	2.3%	116,866	2.1%	54,155	1.2%	50,602	1.7%
Commercial and multifamily residential	209,118	3.4%	167,413	2.9%	134,443	2.5%	126,390	2.8%	65,101	2.2%
Total real estate construction	331,005	5.4%	303,287	5.2%	251,309	4.6%	180,545	4.0%	115,703	3.9%
Consumer	329,261	5.3%	342,601	5.9%	364,182	6.7%	357,014	7.9%	157,493	5.4%
Purchased credit impaired	$145,660	2.3%	$180,906	3.1%	$230,584	4.2%	$297,845	6.6%	$421,393	14.3%
Subtotal	6,247,141	100.5%	5,857,400	100.7%	5,504,752	101.1%	4,585,578	101.5%	2,954,870	100.3%
Less: Net unearned income	(33,718)	(0.5)%	(42,373)	(0.7)%	(59,374)	(1.1)%	(68,282)	(1.5)%	(7,767)	(0.3)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	6,213,423	100.0%	5,815,027	100.0%	5,445,378	100.0%	4,517,296	100.0%	2,947,103	100.0%
Loans held for sale	$5,846		$4,509		$1,116		$735		$2,563
At December 31, 2016, total loans, gross of the ALLL were $6.21 billion compared with $5.82 billion in the prior year, an increase of $398.4 million, or 7% from the previous year. The increase in the loan portfolio was primarily due to new loan production during the year. Total loans, net of the ALLL represented 65% and 64% of total assets at December 31, 2016 and 2015, respectively.
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
Net unearned income: The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition for the periods indicated:

	2016	2015	2014
Acquisition:	(in thousands)
Intermountain	$6,599	$8,237	$10,453
West Coast	13,957	24,367	40,623
Other	(315)	(432)	(303)
Total net discount at period end	$20,241	$32,172	$50,773
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2016:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$1,014,528	$752,816	$803,895	$2,571,239
Real estate construction	143,065	56,588	133,749	333,402
Total	$1,157,593	$809,404	$937,644	$2,904,641
Fixed rate loans due after 1 year		$497,164	$564,016	$1,061,180
Variable rate loans due after 1 year		312,240	373,628	685,868
Total		$809,404	$937,644	$1,747,048
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
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO, and (iii) OPPO, if applicable. Nonperforming assets totaled $33.8 million, or 0.35% of year end assets at December 31, 2016, compared to $35.2 million, or 0.39% of year end assets at December 31, 2015.
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
The following table sets forth information with respect to our nonperforming loans, OREO, OPPO, total nonperforming assets, accruing loans past-due 90 days or more, and potential problem loans:

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual:
Commercial business	$11,555	$9,437	$16,799	$12,609	$9,299
Real estate:
One-to-four family residential	568	820	2,822	2,667	2,349
Commercial and multifamily residential	11,187	9,513	7,847	11,043	19,204
Real estate construction:
One-to-four family residential	563	928	465	3,705	4,900
Commercial and multifamily residential	—	—	480	—	—
Consumer	3,883	766	2,939	3,991	1,643
Total nonaccrual loans:	27,756	21,464	31,352	34,015	37,395
Other real estate owned and other personal property owned	5,998	13,738	22,225	36,036	27,464
Total nonperforming assets	$33,754	$35,202	$53,577	$70,051	$64,859
Accruing loans past-due 90 days or more	$—	$—	$1,386	$—	$—
Forgone interest on nonperforming loans	$1,919	$1,287	$2,196	$2,860	$3,388
Interest recognized on nonperforming loans	$237	$202	$1,327	$1,306	$1,114
Potential problem loans	$31,744	$23,654	$7,846	$13,356	$5,915
Allowance for loan and lease losses	$70,043	$68,172	$69,569	$72,454	$82,300
Nonperforming loans to year end loans	0.45%	0.37%	0.58%	0.75%	1.27%
Nonperforming assets to year end assets	0.35%	0.39%	0.62%	0.98%	1.32%
At December 31, 2016, nonperforming loans increased to 0.45% of year end loans, up from 0.37% of year end loans at December 31, 2015. The largest increase in nonperforming loans was in consumer loans, which increased from $766 thousand, or 4% of nonperforming loans at December 31, 2015 to $3.9 million, or 14% of nonperforming loans at year end 2016. The increase in nonperforming consumer loans was primarily due to an increase in nonaccrual home equity loans and lines of credit.

Other Real Estate Owned and Other Personal Property Owned: As of December 31, 2016 there was $6.0 million in OREO and OPPO, which is primarily comprised of property from foreclosed real estate loans, a decrease of $7.7 million from $13.7 million at December 31, 2015. The decrease was primarily driven by OREO sales of $7.9 million. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $31.7 million at year end 2016, compared to $23.7 million at year end 2015.
The following table summarizes activity in nonperforming loans for the period indicated:

	Years Ended December 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$21,464	$31,352
Loans placed on nonaccrual or restructured	42,006	31,646
Advances	492	1,613
Charge-offs	(6,600)	(4,950)
Loans returned to accrual status	(4,649)	(4,804)
Repayments (including interest applied to principal)	(24,834)	(30,119)
Transfers to OREO/OPPO	(123)	(3,274)
Balance, end of period	$27,756	$21,464
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

The following table summarizes impaired loan financial data at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Impaired loans	$25,459	$16,080
Impaired loans with specific allocations	$7,867	$1,354
Amount of the specific allocations	$761	$653
Impaired loans with a carrying amount of $25.5 million at December 31, 2016 were subject to specific allocations of allowance for loan and lease losses of $761 thousand and partial charge-offs of $5.0 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2016 and 2015 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $6.2 million and $3.2 million at December 31, 2016 and 2015, respectively.
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
Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
The allowance for loan and lease losses (“ALLL”) is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan and lease losses is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies. The allowance for unfunded commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities at the balance sheet date.

Analysis of the ALLL
The following table provides an analysis of our loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Beginning balance	$68,172	$69,569	$72,454	$82,300	$57,985
Charge-offs:
Commercial business	(10,068)	(8,266)	(4,289)	(4,942)	(10,173)
Real estate:
One-to-four family residential	(35)	(376)	(230)	(228)	(549)
Commercial and multifamily residential	(89)	(505)	(2,993)	(2,543)	(5,474)
Real estate construction:
One-to-four family residential	(88)	—	—	(133)	(1,606)
Commercial and multifamily residential	—	—	—	—	(93)
Consumer	(1,238)	(2,066)	(2,774)	(2,242)	(2,534)
Purchased credit impaired	(9,944)	(13,854)	(14,436)	(13,852)	(5,112)
Total charge-offs	(21,462)	(25,067)	(24,722)	(23,940)	(25,541)
Recoveries:
Commercial business	2,645	2,336	3,007	2,444	1,548
Real estate:
One-to-four family residential	171	307	159	270	285
Commercial and multifamily residential	1,402	3,975	940	1,033	1,599
Real estate construction:
One-to-four family residential	291	193	1,930	2,665	1,488
Commercial and multifamily residential	109	8	—	—	66
Consumer	933	931	1,353	552	1,171
Purchased credit impaired	7,004	7,329	7,721	7,231	4,332
Total recoveries	12,555	15,079	15,110	14,195	10,489
Net charge-offs	(8,907)	(9,988)	(9,612)	(9,745)	(15,052)
Provision (recapture) for loan and lease losses	10,778	8,591	6,727	(101)	39,367
Ending balance	$70,043	$68,172	$69,569	$72,454	$82,300
Loans outstanding at end of period (1)	$6,213,423	$5,815,027	$5,445,378	$4,517,296	$2,947,103
Average amount of loans outstanding (1)	$6,052,389	$5,609,261	$4,782,369	$4,140,826	$2,900,520
Allowance for loan and lease losses to period-end loans	1.13%	1.17%	1.28%	1.60%	2.79%
Net charge-offs to average loans outstanding	0.15%	0.18%	0.20%	0.24%	0.52%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,930	$2,655	$2,505	$1,915	$1,535
Net changes in the allowance for unfunded commitments and letters of credit	(225)	275	150	590	380
Ending balance	$2,705	$2,930	$2,655	$2,505	$1,915
 __________

(1)	Excludes loans held for sale.

At December 31, 2016, our ALLL was $70.0 million, or 1.13% of total loans (excluding loans held for sale). This compares with an allowance of $68.2 million, or 1.17% of total loans (excluding loans held for sale) at December 31, 2015. This decrease in the allowance relative to loans in the current period as compared to December 31, 2015 reflects improvements in core asset quality during the current year.
We have used the same methodology for ALLL calculations during 2016, 2015 and 2014. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. We continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2016		2015		2014		2013		2012
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$37,010	41.0%	$33,620	40.5%	$26,850	38.8%	$31,723	34.4%	$28,023	39.1%
Real estate and construction:
One-to-four family residential	1,584	4.7%	1,988	5.3%	5,338	5.3%	2,684	3.5%	2,500	3.2%
Commercial and multifamily residential	17,174	46.8%	14,738	45.4%	16,021	45.4%	13,671	48.2%	18,273	38.1%
Consumer	3,534	5.2%	3,531	5.7%	3,180	6.3%	2,547	7.3%	2,437	5.3%
Purchase credit impaired	10,515	2.3%	13,726	3.1%	16,336	4.2%	20,174	6.6%	30,056	14.3%
Unallocated	226	—%	569	—%	1,844	—%	1,655	—%	1,011	—%
Total	$70,043	100.0%	$68,172	100.0%	$69,569	100.0%	$72,454	100.0%	$82,300	100.0%
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
At December 31, 2016, the FDIC loss-sharing asset was comprised of a $2.7 million FDIC indemnification asset and a $794 thousand FDIC receivable. The FDIC receivable represents amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC loss-sharing asset for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$6,568	$15,174
Adjustments not reflected in income:
Cash paid to (received from) the FDIC, net	705	(2,794)
FDIC reimbursable recoveries, net	(1,153)	(1,802)
Adjustments reflected in income:
Amortization, net	(2,829)	(6,184)
Loan impairment	301	2,268
Sale of other real estate	148	(1,237)
Valuation adjustments of other real estate	(22)	1,158
Other	(183)	(15)
Balance at end of period	$3,535	$6,568
For additional information on the FDIC loss-sharing asset, including the timing of the expirations of our loss-sharing agreements with the FDIC, please see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2016	2015 (1)	2014 (1)
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,944,495	$3,507,358	$2,651,373
Interest-bearing demand	985,293	925,909	1,304,258
Money market	1,791,283	1,788,552	1,760,331
Savings	723,667	657,016	615,721
Certificates of deposit, less than $250,000 (1)	304,830	359,878	421,909
Total core deposits	7,749,568	7,238,713	6,753,592
Certificates of deposit, $250,000 or more (1)	79,424	72,126	68,366
Certificates of deposit insured through CDARS®	22,039	26,901	18,429
Brokered money market accounts	208,348	100,854	83,402
Subtotal	8,059,379	7,438,594	6,923,789
Premium resulting from acquisition date fair value adjustment	36	235	933
Total deposits	$8,059,415	$7,438,829	$6,924,722
_________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to changing the threshold for certificates of deposit presented to the current FDIC insurance limit.
Deposits totaled $8.06 billion at December 31, 2016 compared to $7.44 billion at December 31, 2015. The increase of $620.6 million was due to organic growth. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $250,000 and over, provide a stable source of low cost funding. Core deposits increased to $7.75 billion at December 31, 2016 compared with $7.24 billion at December 31, 2015. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base. During 2015, as part of a product migration to our new deposit account product line, a substantial portion of our interest-bearing deposits which were typically bearing a nominal interest rate were migrated to noninterest-bearing deposit products. This migration resulted in a decrease in interest-bearing demand deposit balances and an increase in noninterest-bearing deposit balances during 2015.

At December 31, 2016, brokered and other wholesale deposits (excluding public deposits) totaled $230.4 million or 2.9% of total deposits compared to $127.8 million or 1.7% of total deposits, at year-end 2015. The increase in brokered deposits is attributed to an increase in participation in the brokered money market account program, which is similar to the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2016, public deposits held by the Company totaled $427.7 million compared to $373.3 million at December 31, 2015. Uninsured public deposit balances increased from $312.2 million at December 31, 2015 to $368.2 million at December 31, 2016. The Company is required to collateralize 50% of Washington state and Oregon state public deposits.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2016
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$67,201	0.8%	$17,709	0.2%
Over 3 through 6 months	31,681	0.4%	801	—%
Over 6 through 12 months	38,306	0.5%	3,529	0.1%
Over 12 months	31,067	0.4%	—	—%
Total	$168,255	2.1%	$22,039	0.3%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2016		2015		2014
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$952,135	0.07%	$982,491	0.06%	$1,204,584	0.04%
Money market	1,993,283	0.09%	1,834,733	0.08%	1,668,150	0.07%
Savings	698,687	0.01%	637,464	0.01%	543,303	0.01%
Certificates of deposit	426,296	0.12%	483,193	0.18%	485,487	0.26%
Total interest-bearing deposits	4,070,401	0.08%	3,937,881	0.08%	3,901,524	0.08%
Demand and other non-interest bearing	3,703,908		3,208,947		2,285,818
Total average deposits	$7,774,309		$7,146,828		$6,187,342
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
The Company had off-balance sheet loan commitments aggregating $2.17 billion at December 31, 2016, an increase from $1.93 billion at December 31, 2015. Standby letters of credit were $49.7 million at December 31, 2016, an increase from $38.7 million at December 31, 2015. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $3.4 million and $5.0 million at December 31, 2016 and 2015, respectively.
Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2016
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$8,891	$15,539	$11,652	$13,474	$49,556
Total deposits (1)	7,969,748	65,234	24,050	383	8,059,415
Federal Home Loan Bank advances (1)	—	1,000	—	5,000	6,000
Other borrowings (1)	55,822	25,000	—	—	80,822
Total	$8,034,461	$106,773	$35,702	$18,857	$8,195,793
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
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $1.50 billion and $61.0 million, respectively, at December 31, 2016, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
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

Capital
Our shareholders’ equity increased to $1.25 billion at December 31, 2016, from $1.24 billion at December 31, 2015. Shareholders’ equity was 13.16% and 13.88% of total assets at December 31, 2016 and 2015.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of December 31, 2016, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at December 31, 2016 and 2015.
The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2016 and 2015:

	Company		Columbia Bank		Requirements
	2016	2015	2016	2015	Adequately Capitalized	Well- Capitalized
Common Equity Tier 1 risk-based capital ratio	11.6450%	11.94%	11.5051%	11.76%	4.5%	6.5%
Tier 1 risk-based capital ratio	11.6646%	11.95%	11.5051%	11.76%	6%	8%
Total risk-based capital ratio	12.6347%	12.94%	12.4756%	12.75%	8%	10%
Leverage ratio	9.5526%	10.03%	9.4275%	9.89%	4%	5%
Capital conservation buffer	4.6347%	N/A	4.4756%	N/A	0.625%	N/A
Stock Repurchase Program
On June 22, 2016, the Board of Directors approved a stock repurchase program which succeeds the prior program that was adopted in October 2011. The program authorizes the Company to repurchase up to 2.9 million shares of our outstanding common stock, representing approximately 5% of the common shares outstanding. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution.
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2016	2015	2014
Dividends paid per common share	$1.53	$1.34	$0.94
Dividend payout ratio (1)	85%	78%	62%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For quarterly detail of dividends declared during 2016 and 2015, including special dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.
Subsequent to year end, on January 26, 2017 the Company declared a quarterly cash dividend of $0.22 per share payable on February 22, 2017, to shareholders of record at the close of business on February 8, 2017.
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

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Shareholders’ equity	$1,251,012	$1,242,128
Goodwill	(382,762)	(382,762)
Other intangible assets, net	(17,631)	(23,577)
Preferred stock	(2,217)	(2,217)
Tangible common equity (a)	848,402	833,572
Total assets	9,509,607	8,951,697
Goodwill	(382,762)	(382,762)
Core deposit intangible	(17,631)	(23,577)
Tangible assets (b)	$9,109,214	$8,545,358
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$7,498,654	$7,141,545
Ratios
Tangible common equity to tangible assets (a)/(b)	9.31%	9.75%
Tangible common equity to risk-weighted assets (a)/(c)	11.31%	11.67%

The Company also considers operating net interest margin (tax equivalent) to be an important measurement as it more closely reflects the ongoing operating performance of the Company. Additionally, presentation of the operating net interest margin allows readers to compare certain aspects of the Company’s net interest margin to other organizations that may not have had significant acquisitions. Despite the importance of the operating net interest margin to the Company, there is no standardized definition for it and, as a result, the Company’s calculations may not be comparable with other organizations. The Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2016	2015	2014
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$344,425	$334,548	$312,146
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(5,972)	(9,096)	(20,224)
Incremental accretion income on other FDIC acquired loans (2)	—	(234)	(484)
Incremental accretion income on other acquired loans	(11,983)	(17,862)	(21,093)
Premium amortization on acquired securities	7,738	10,217	7,123
Correction of immaterial error - securities premium amortization	—	—	(2,622)
Interest reversals on nonaccrual loans	1,072	1,713	1,291
Operating net interest income (tax equivalent) (1)	$335,280	$319,286	$276,137
Average interest earning assets	$8,363,309	$7,685,734	$6,561,047
Net interest margin (tax equivalent) (1)	4.12%	4.35%	4.76%
Operating net interest margin (tax equivalent) (1)	4.01%	4.15%	4.21%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $10.8 million, $9.7 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Based on the results of the simulation model as of December 31, 2016, we would expect decreases in net interest income of $10.0 million and $28.0 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $7.5 million and $31.0 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2016. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
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

December 31, 2016	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$31,200	$—	$—	$—	$31,200
Loans, net of deferred fees	2,592,532	697,030	2,148,456	775,405	6,213,423
Loans held for sale	5,846	—	—	—	5,846
Investments	107,703	205,088	1,176,160	799,866	2,288,817
Total interest-earning assets	$2,737,281	$902,118	$3,324,616	$1,575,271	8,539,286
Allowance for loan and lease losses					(70,043)
Cash and due from banks					193,038
Premises and equipment, net					150,342
Other assets					696,984
Total assets					$9,509,607
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$3,708,591	$—	$—	$—	$3,708,591
Time deposits	140,212	178,764	89,283	(1,930)	406,329
Borrowings	55,822	—	26,000	5,493	87,315
Total interest-bearing liabilities	$3,904,625	$178,764	$115,283	$3,563	4,202,235
Other liabilities					4,056,360
Total liabilities					8,258,595
Shareholders’ equity					1,251,012
Total liabilities and shareholders’ equity					$9,509,607
Interest-bearing liabilities as a percent of total interest-earning assets	45.73%	2.09%	1.35%	0.04%
Rate sensitivity gap	$(1,167,344)	$723,354	$3,209,333	$1,571,708
Cumulative rate sensitivity gap	$(1,167,344)	$(443,990)	$2,765,343	$4,337,051
Rate sensitivity gap as a percentage of interest-earning assets	(13.67)%	8.47%	37.58%	18.41%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(13.67)%	(5.20)%	32.38%	50.79%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the accompanying Consolidated Balance Sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Columbia Banking System, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2017

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2016	December 31, 2015
			(in thousands)
ASSETS
Cash and due from banks			$193,038	$166,929
Interest-earning deposits with banks			31,200	8,373
Total cash and cash equivalents			224,238	175,302
Securities available for sale at fair value (amortized cost of $2,299,037 and $2,157,610, respectively)			2,278,577	2,157,694
Federal Home Loan Bank stock at cost			10,240	12,722
Loans held for sale			5,846	4,509
Loans, net of unearned income of ($33,718) and ($42,373), respectively			6,213,423	5,815,027
Less: allowance for loan and lease losses			70,043	68,172
Loans, net			6,143,380	5,746,855
FDIC loss-sharing asset			3,535	6,568
Interest receivable			30,074	27,877
Premises and equipment, net			150,342	164,239
Other real estate owned			5,998	13,738
Goodwill			382,762	382,762
Other intangible assets, net			17,631	23,577
Other assets			256,984	235,854
Total assets			$9,509,607	$8,951,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,944,495	$3,507,358
Interest-bearing			4,114,920	3,931,471
Total deposits			8,059,415	7,438,829
Federal Home Loan Bank advances			6,493	68,531
Securities sold under agreements to repurchase			80,822	99,699
Other liabilities			111,865	102,510
Total liabilities			8,258,595	7,709,569
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
	December 31, 2016	December 31, 2015
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	9	9	2,217	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,042	57,724	995,837	990,281
Retained earnings			271,957	255,925
Accumulated other comprehensive loss			(18,999)	(6,295)
Total shareholders’ equity			1,251,012	1,242,128
Total liabilities and shareholders’ equity			$9,509,607	$8,951,697

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2016	2015 (1)	2014 (1)
	(in thousands except per share)
Interest Income
Loans	$291,465	$286,166	$268,279
Taxable securities	35,167	30,774	28,754
Tax-exempt securities	11,121	11,842	10,830
Deposits in banks	216	109	179
Total interest income	337,969	328,891	308,042
Interest Expense
Deposits	3,134	2,977	3,005
Federal Home Loan Bank advances	671	474	396
Other borrowings	545	553	593
Total interest expense	4,350	4,004	3,994
Net Interest Income	333,619	324,887	304,048
Provision for loan and lease losses	10,778	8,591	6,727
Net interest income after provision for loan and lease losses	322,841	316,296	297,321
Noninterest Income
Deposit account and treasury management fees (1)	28,500	28,451	25,722
Card revenue (1)	23,620	22,690	19,779
Financial services and trust revenue (1)	11,266	12,596	11,585
Loan revenue (1)	10,967	10,932	8,338
Merchant processing revenue	8,732	8,975	7,975
Bank owned life insurance	4,546	4,441	3,823
Investment securities gains, net	1,181	1,581	552
Change in FDIC loss-sharing asset	(2,585)	(4,010)	(19,989)
Other (1)	1,855	5,817	1,965
Total noninterest income	88,082	91,473	59,750
Noninterest Expense
Compensation and employee benefits	150,282	149,410	130,864
Occupancy	33,734	34,818	32,300
Merchant processing expense	4,330	4,204	4,006
Advertising and promotion	4,598	4,713	3,964
Data processing	16,488	17,421	15,369
Legal and professional fees	7,889	9,608	11,389
Taxes, licenses and fees	5,185	5,395	4,552
Regulatory premiums	3,777	4,806	4,549
Net cost (benefit) of operation of other real estate owned	551	(1,629)	(1,045)
Amortization of intangibles	5,946	6,882	6,293
Other	28,362	30,521	27,045
Total noninterest expense	261,142	266,149	239,286
Income before income taxes	149,781	141,620	117,785
Income tax provision	44,915	42,793	36,211
Net Income	$104,866	$98,827	$81,574
Earnings Per Common Share
Basic	$1.81	$1.71	$1.53
Diluted	$1.81	$1.71	$1.52
Weighted average number of common shares outstanding	57,184	57,019	52,618
Weighted average number of diluted common shares outstanding	57,193	57,032	53,183
__________
(1) Reclassified to conform to the current period’s presentation. Reclassifications consisted of disaggregating fee revenue previously presented in “Service charges and other fees” and certain revenue previously presented in “Other” into the presentation above. The Company made these reclassifications to provide additional information about its sources of noninterest income. There was no change to total noninterest income as previously reported as a result of these reclassifications.

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$104,866	$98,827	$81,574
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of $7,025, $3,455 and ($10,200)	(12,338)	(6,069)	17,922
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $429, $574 and $200	(752)	(1,007)	(352)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(13,090)	(7,076)	17,570
Pension plan liability adjustment:
Unrecognized net actuarial loss and plan amendments during the period, net of tax of $22, $2,878 and $0	(39)	(5,054)	—
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of ($243), ($122) and ($54)	425	214	95
Pension plan liability adjustment, net	386	(4,840)	95
Other comprehensive income (loss)	(12,704)	(11,916)	17,665
Comprehensive income	$92,162	$86,911	$99,239

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2014	9	$2,217	51,265	$860,562	$202,514	$(12,044)	$1,053,249
Net income	—	—	—	—	81,574	—	81,574
Other comprehensive income	—	—	—	—	—	17,665	17,665
Issuance of common stock - acquisition related	—	—	4,208	116,907	—	—	116,907
Issuance of common stock - exercise of warrants	—	—	1,722	5,000	—	—	5,000
Issuance of common stock - stock option and other plans	—	—	41	929	—	—	929
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	225	2,859	—	—	2,859
Activity in deferred compensation plan	—	—	—	(1)	—	—	(1)
Tax benefit associated with share-based compensation	—	—	—	205	—	—	205
Purchase and retirement of common stock	—	—	(24)	(622)	—	—	(622)
Preferred dividends ($0.94 per common share equivalent)	—	—	—	—	(96)	—	(96)
Cash dividends paid on common stock ($0.94 per share)	—	—	—	—	(49,494)	—	(49,494)
Balance at December 31, 2014	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	98,827	—	98,827
Other comprehensive loss	—	—	—	—	—	(11,916)	(11,916)
Issuance of common stock - stock option and other plans	—	—	49	1,258	—	—	1,258
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	270	4,090	—	—	4,090
Purchase and retirement of common stock	—	—	(32)	(906)	—	—	(906)
Preferred dividends ($1.34 per common share equivalent)	—	—	—	—	(137)	—	(137)
Cash dividends paid on common stock ($1.34 per share)	—	—	—	—	(77,263)	—	(77,263)
Balance at December 31, 2015	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	104,866	—	104,866
Other comprehensive loss	—	—	—	—	—	(12,704)	(12,704)
Issuance of common stock - stock option and other plans	—	—	50	1,349	—	—	1,349
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	306	5,009	—	—	5,009
Activity in deferred compensation plan	—	—	—	(11)	—	—	(11)
Tax benefit associated with share-based compensation	—	—	—	334	—	—	334
Purchase and retirement of common stock	—	—	(38)	(1,125)	—	—	(1,125)
Preferred dividends ($1.53 per common share equivalent)	—	—	—	—	(157)	—	(157)
Cash dividends paid on common stock ($1.53 per share)	—	—	—	—	(88,677)	—	(88,677)
Balance at December 31, 2016	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flows From Operating Activities
Net income	$104,866	$98,827	$81,574
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	10,778	8,591	6,727
Stock-based compensation expense	5,009	4,090	2,859
Depreciation, amortization and accretion	34,542	30,312	44,459
Investment securities gain, net	(1,181)	(1,581)	(552)
Net realized loss on sale of premises and equipment, loans held for investment and other assets	157	573	564
Net realized (gain) loss on sale and valuation adjustments of other real estate owned	629	(2,152)	(1,870)
Net realized gain on sale of branches	—	—	(565)
Originations of loans held for sale	(110,467)	(75,689)	(23,344)
Proceeds from sales of loans held for sale	109,130	72,296	23,573
Deferred income tax expense	1,846	6,367	14,646
Net change in:
Interest receivable	(2,197)	(75)	(944)
Interest payable	(93)	(142)	89
Other assets	(15,917)	(5,419)	(4,479)
Other liabilities	8,745	(1,242)	(5,119)
Net cash provided by operating activities	145,847	134,756	137,618
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(402,146)	(384,321)	(440,376)
Purchases of:
Securities available for sale	(569,825)	(467,631)	(363,693)
Premises and equipment	(4,520)	(7,581)	(12,485)
Federal Home Loan Bank Stock	(59,599)	(16,760)	—
Proceeds from:
FDIC reimbursement on loss-sharing asset	927	4,659	5,950
Sales of securities available for sale	124,142	95,375	63,292
Principal repayments and maturities of securities available for sale	284,218	283,206	180,648
Sales of premises and equipment and loans held for investment	9,643	15,074	2,840
Redemption of Federal Home Loan Bank Stock	62,081	37,403	1,288
Sales of other real estate and other personal property owned	8,158	19,387	28,559
Payments to FDIC related to loss-sharing asset	(1,632)	(1,865)	(3,451)
Net cash paid in branch sale	—	—	(16,788)
Net cash received in business combinations	—	—	32,255
Net cash used in investing activities	(548,553)	(423,054)	(521,961)
Cash Flows From Financing Activities
Net increase in deposits	620,785	514,107	250,629
Net increase (decrease) in repurchase agreements	(18,877)	(5,381)	21,037
Proceeds from:
Exercise of stock options	1,349	1,258	929
Exercise of warrants	—	—	5,000
Federal Home Loan Bank advances	1,392,000	1,702,000	1,602,000
Federal Reserve Bank borrowings	10	1,010	800
Payments for:
Repayment of Federal Home Loan Bank advances	(1,454,000)	(1,850,000)	(1,422,000)
Repayment of Federal Reserve Bank borrowings	(10)	(1,010)	(800)
Preferred stock dividends	(157)	(137)	(96)
Common stock dividends	(88,677)	(77,263)	(49,494)
Repayment of other borrowings	—	(8,248)	(14,636)
Purchase and retirement of common stock	(1,125)	(906)	(622)
Excess tax benefit from stock-based compensation	344	—	205
Net cash provided by financing activities	451,642	275,430	392,952
Increase (decrease) in cash and cash equivalents	48,936	(12,868)	8,609
Cash and cash equivalents at beginning of period	175,302	188,170	179,561
Cash and cash equivalents at end of period	$224,238	$175,302	$188,170

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended December 31,
	2016	2015	2014
	(in thousands)

Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$4,444	$4,146	$3,904
Cash paid for income tax	$32,723	$30,522	$21,230
Non-cash investing and financing activities
Loans transferred to other real estate owned	$1,047	$8,688	$10,200
Share-based consideration issued in business combinations	$—	$—	$116,907

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

1.	Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation”, “we”, “our”, “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). The Bank provides a full range of financial services through 143 branch locations, including 73 in the State of Washington, 56 in Oregon and 14 in Idaho. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and Columbia Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
Consolidation
The Consolidated Financial Statements of the Company include the accounts of the Corporation and its subsidiaries, including the Bank and Columbia Trust. Intercompany balances and transactions have been eliminated in consolidation.
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
In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management also considers whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in “Other comprehensive income (loss), net of tax”. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment, if any, is presented in the Consolidated Statements of Income with a reduction for the amount of other-than-temporary impairment that is recognized in “Other Comprehensive Income”, if any.
Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.
Federal Home Loan Bank Stock
FHLB stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. Class B stock may be redeemed, subject to certain limitations, on five years’ written notice to the FHLB. Our FHLB stock is carried at par value because the shares are issued, transferred, redeemed, and repurchased by the FHLB at a par value of $100. The FHLB stock is subject to recoverability testing per the Financial Services-Depository and Lending topic of the FASB Accounting Standards Codification (“ASC”).
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
Nonaccrual loans—Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, any accrued and unpaid interest receivable is reversed and the amortization of net deferred loan fees, premiums and discounts ceases. The interest payments received on nonaccrual loans are generally accounted for on the cost-recovery method whereby the interest payment is applied to the principal balances. Loans may be returned to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (the “allowance”) is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan and lease losses is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies.
Loans Collectively Evaluated for Impairment—This measure of estimated credit losses is based upon the loss experience over a historical base period adjusted for a loss emergence period. The loss emergence period is an estimate of the period that it takes, on average, for us to identify the amount of loss incurred for a loan that has suffered a loss-causing event. We then consider the effects of certain qualitative factors such as economic and business conditions, concentration of credit, nature and volume of portfolio, and problem loan trends to ensure our allowance reflects the inherent losses in the loan portfolio.
Loan and lease losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.
Loans Individually Evaluated for Impairment—This measure of estimated credit losses begins if, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. When a loan has been identified as impaired, the amount of impairment will be measured using discounted cash flows, except when it is determined that the remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Predominantly, the Company uses the fair value of collateral approach based upon a reliable valuation. When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a charge-off to the allowance or by designating a specific reserve.
Purchased Credit Impaired Loans—The Company updates its cash flow projections for purchased credit impaired loans accounted for under ASC 310-30 on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that is used to estimate the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the remeasurement date. Loss severity factors are based upon either actual charge-off data within the loan pools or industry averages, and recovery lags are based upon the collateral within the loan pools.
Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See “Purchased Credit Impaired Loans” for further discussion.
Unfunded Commitments and Letters of Credit—The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded commitments is included in “Other liabilities” on the Consolidated Balance Sheets, with changes to the balance charged against noninterest expense.

Premises and Equipment
Land, buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Gains or losses on dispositions are reflected in current operations. Expenditures for improvements and major renewals are capitalized, and ordinary maintenance, repairs and small purchases are charged to “Occupancy” in the Consolidated Statements of Income. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	5 to 39 years
Leasehold improvements	Term of lease or useful life, whichever is shorter
Furniture, fixtures and equipment	3 to 7 years
Vehicles	5 years
Computer software	3 to 5 years
Software
Capitalized software is stated at cost, less accumulated amortization. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software, which is generally three years. Capitalized software is included in “Premises and equipment, net” in the Consolidated Balance Sheets.
Other Real Estate Owned
Other real estate owned (“OREO”) is composed of real estate acquired by the Company through either foreclosure or deed in lieu of foreclosure in satisfaction of debt. At acquisition, OREO is recorded at fair value less estimated costs to sell. Any fair value adjustments at acquisition are charged to the allowance, or in the event of a write-up without previous losses charged to the allowance, a credit to earnings is recorded. The fair value of the OREO is based upon current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
FDIC Loss-sharing Asset
The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under loss-sharing agreements was recorded in the FDIC loss-sharing asset on the Consolidated Balance Sheets. Subsequent to initial recognition, the FDIC loss-sharing asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets. Any decrease in expected cash flows for the covered assets due to an increase in expected credit losses will increase the FDIC loss-sharing asset and any increase in expected future cash flows for the covered assets due to a decrease in expected credit losses will decrease the FDIC loss-sharing asset. Changes in the estimated cash flows on covered assets that are immediately recognized in income generally result in a similar immediate adjustment to the loss-sharing asset while changes in expected cash flows on covered assets that are accounted for as an adjustment to yield generally result in adjustments to the amortization or accretion rate for the loss-sharing asset. Increases and decreases to the FDIC loss-sharing asset are recorded as adjustments to noninterest income.
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
Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2016, intangible assets included on the Consolidated Balance Sheets principally consists of a core deposit intangible amortized using an accelerated method with an original estimated life of 10 years.

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
The Company issues restricted stock awards which generally vest over a four or five-year period during which time the holder receives dividends and has full voting rights. Restricted stock is valued at the closing price of the Company’s stock on the date of an award.
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

Accounting Pronouncements
During the year ended December 31, 2016, the following Accounting Standards Updates were issued or became effective:
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments included in this ASU require an entity to reflect its current estimate of all expected credit losses for assets held at an amortized cost basis. For available for sale debt securities, credit losses will be measured in a manner similar to current GAAP, however, this ASU will require that credit losses be presented as an allowance rather than as a write-down. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective.
Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. Significant CECL implementation matters to be addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal controls over financial reporting, capital planning, and seeking process approval from audit and regulatory stakeholders.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in ASU 2016-09 are effective for the first interim or annual period beginning after December 15, 2016. Early adoption is permitted. The Company has determined the impact of this guidance will not be material to its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. During 2016, the Company implemented a new lease administration application that allows the Company to readily measure future lease payment streams, which is an important component of the new lease accounting model. The Company is assessing the impact that this guidance will have on its Consolidated Financial Statements. See Note 17, “Commitments and Contingent Liabilities”, for more information regarding the minimum future payments related to our operating leases.
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
See Note 10, “Goodwill and Other Intangible Assets”, for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2014 to December 31, 2016. Disclosure of the amount of Intermountain’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the year ended December 31, 2014. This unaudited estimated pro forma financial information was calculated as if Intermountain had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Intermountain with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Year Ended December 31,
2014
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$397,152
Net income	$85,939
Earnings per share - basic	$1.56
Earnings per share - diluted	$1.55
The following table shows the impact of the acquisition-related expenses related to the acquisition of Intermountain for the periods indicated to the various components of noninterest expense:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$35	$3,828	$2,077
Occupancy	2,383	2,357	44
Advertising and promotion	—	448	464
Data processing	18	2,005	—
Legal and professional fees	—	1,247	2,114
Other	—	960	197
Total impact of acquisition-related costs to noninterest expense	$2,436	$10,845	$4,896

3.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2016 and 2015 was approximately $62.8 million and $61.6 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities
At December 31, 2016 the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,486,690	$2,760	$(23,718)	$1,465,732
State and municipal securities	473,914	6,343	(5,197)	475,060
U.S. government agency and government-sponsored enterprise securities	332,348	1,065	(1,511)	331,902
U.S. government securities	801	—	(1)	800
Other securities	5,284	63	(264)	5,083
Total	$2,299,037	$10,231	$(30,691)	$2,278,577
December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,296,955	$4,525	$(14,991)	$1,286,489
State and municipal securities	480,417	12,690	(938)	492,169
U.S. government agency and government-sponsored enterprise securities	354,515	1,113	(1,846)	353,782
U.S. government securities	20,439	—	(302)	20,137
Other securities	5,284	24	(191)	5,117
Total	$2,157,610	$18,352	$(18,268)	$2,157,694
Proceeds from sales of securities available-for-sale were $124.1 million, $95.4 million and $63.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following table provides the gross realized gains and losses on the sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Gross realized gains	$1,181	$1,591	$553
Gross realized losses	—	(10)	(1)
Net realized gains	$1,181	$1,581	$552

The scheduled contractual maturities of investment securities available for sale at December 31, 2016 are presented as follows:

	December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$38,596	$38,717
Due after one year through five years	515,056	517,283
Due after five years through ten years	679,739	672,018
Due after ten years	1,060,362	1,045,476
Other securities with no stated maturity	5,284	5,083
Total investment securities available-for-sale	$2,299,037	$2,278,577
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2016	December 31, 2015
	(in thousands)
Washington and Oregon State to secure public deposits	$232,714	$341,079
Federal Reserve Bank to secure borrowings	33,825	48,714
Other securities pledged	132,350	143,606
Total securities pledged as collateral	$398,889	$533,399
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,029,116	$(18,788)	$159,046	$(4,930)	$1,188,162	(23,718)
State and municipal securities	211,342	(5,064)	3,384	(133)	214,726	(5,197)
U.S. government agency and government-sponsored enterprise securities	218,811	(1,511)	—	—	218,811	(1,511)
U.S. government securities	251	(1)	—	—	251	(1)
Other securities	2,263	(51)	2,743	(213)	5,006	(264)
Total	$1,461,783	$(25,415)	$165,173	$(5,276)	$1,626,956	$(30,691)
December 31, 2015
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$664,509	$(7,610)	$214,325	$(7,381)	$878,834	$(14,991)
State and municipal securities	48,261	(358)	31,383	(580)	79,644	(938)
U.S. government agency and government-sponsored enterprise securities	193,400	(1,128)	40,034	(718)	233,434	(1,846)
U.S. government securities	10,343	(136)	9,794	(166)	20,137	(302)
Other securities	2,300	(15)	2,780	(176)	5,080	(191)
Total	$918,813	$(9,247)	$298,316	$(9,021)	$1,217,129	$(18,268)

At December 31, 2016, there were 192 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 50 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.
At December 31, 2016, there were 180 state and municipal government securities in an unrealized loss position, of which 5 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2016, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities is investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.
At December 31, 2016, there were 22 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.
At December 31, 2016, there was one U.S. government securities in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016.
At December 31, 2016, there were two other securities in an unrealized loss position, of which one security, a mortgage-backed securities fund, was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016 as it has the intent and ability to hold the investment for sufficient time to allow for recovery in the market value.

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

The following is an analysis of the loan portfolio by segment (net of unearned income):

	December 31, 2016			December 31, 2015
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,551,054	$20,185	$2,571,239	$2,362,575	$34,848	$2,397,423
Real estate:
One-to-four family residential	170,331	17,862	188,193	176,295	23,938	200,233
Commercial and multifamily residential	2,719,830	89,231	2,809,061	2,491,736	99,389	2,591,125
Total real estate	2,890,161	107,093	2,997,254	2,668,031	123,327	2,791,358
Real estate construction:
One-to-four family residential	121,887	832	122,719	135,874	2,278	138,152
Commercial and multifamily residential	209,118	1,565	210,683	167,413	1,630	169,043
Total real estate construction	331,005	2,397	333,402	303,287	3,908	307,195
Consumer	329,261	15,985	345,246	342,601	18,823	361,424
Less: Net unearned income	(33,718)	—	(33,718)	(42,373)	—	(42,373)
Total loans, net of unearned income	6,067,763	145,660	6,213,423	5,634,121	180,906	5,815,027
Less: Allowance for loan and lease losses	(59,528)	(10,515)	(70,043)	(54,446)	(13,726)	(68,172)
Total loans, net	$6,008,235	$135,145	$6,143,380	$5,579,675	$167,180	$5,746,855
Loans held for sale	$5,846	$—	$5,846	$4,509	$—	$4,509
At December 31, 2016 and 2015, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million and $10.0 million at December 31, 2016 and 2015, respectively. During 2016, advances on related party loans totaled $1.2 million and repayments on related party loans totaled $1.1 million.
At December 31, 2016 and 2015, $2.29 billion and $2.22 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances. The Company has also pledged $54.2 million and $50.1 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at December 31, 2016 and 2015, respectively.
Nonaccrual loans totaled $27.8 million and $21.5 million at December 31, 2016 and 2015, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $1.9 million for 2016, $1.3 million for 2015 and $2.2 million for 2014. There were no loans 90 days past due and still accruing interest as of December 31, 2016 and December 31, 2015. At December 31, 2016 and 2015, there were $293 thousand and $2.9 million, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.

The following is an analysis of nonaccrual loans as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$11,524	$21,503	$9,395	$15,688
Unsecured	31	303	42	256
Real estate:
One-to-four family residential	568	1,302	820	1,866
Commercial and multifamily residential:
Commercial land	934	922	349	332
Income property	4,005	4,247	2,843	3,124
Owner occupied	6,248	9,030	6,321	8,943
Real estate construction:
One-to-four family residential:
Land and acquisition	14	102	362	385
Residential construction	549	549	566	679
Consumer	3,883	4,331	766	990
Total	$27,756	$42,289	$21,464	$32,263

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of December 31, 2016 and 2015:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,439,250	$806	$10	$—	$816	$11,524	$2,451,590
Unsecured	94,118	287	301	—	588	31	94,737
Real estate:
One-to-four family residential	164,416	2,448	500	—	2,948	568	167,932
Commercial and multifamily residential:
Commercial land	269,816	64	—	—	64	934	270,814
Income property	1,365,150	480	111	—	591	4,005	1,369,746
Owner occupied	1,052,078	1,652	—	—	1,652	6,248	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	—	—	—	—	14	11,556
Residential construction	109,080	—	—	—	—	549	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	—	103,779
Owner occupied	103,480	—	—	—	—	—	103,480
Consumer	318,369	2,035	235	—	2,270	3,883	324,522
Total	$6,031,078	$7,772	$1,157	$—	$8,929	$27,756	$6,067,763
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,241,069	$11,611	$617	$—	$12,228	$9,395	$2,262,692
Unsecured	94,867	39	—	—	39	42	94,948
Real estate:
One-to-four family residential	170,913	1,637	66	—	1,703	820	173,436
Commercial and multifamily residential:
Commercial land	212,740	69	—	—	69	349	213,158
Income property	1,305,502	1,750	684	—	2,434	2,843	1,310,779
Owner occupied	939,396	599	—	—	599	6,321	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	—	—	—	362	14,750
Residential construction	119,809	—	—	—	—	566	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	—	83,634
Owner occupied	81,671	—	—	—	—	—	81,671
Consumer	328,219	2,597	780	—	3,377	766	332,362
Total	$5,592,208	$18,302	$2,147	$—	$20,449	$21,464	$5,634,121

The following is an analysis of the impaired loans (see Note 1) as of December 31, 2016 and 2015:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,442,772	$8,818	$2,414	$2,484	$664	$6,404	$12,831
Unsecured	94,737	—	—	—	—	—	—
Real estate:
One-to-four family residential	167,403	529	435	693	12	94	291
Commercial and multifamily residential:
Commercial land	270,106	708	—	—	—	708	687
Income property	1,365,321	4,425	540	544	27	3,885	4,148
Owner occupied	1,054,564	5,414	—	—	—	5,414	8,102
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	14	14	102	1	—	—
Residential construction	109,293	336	—	—	—	336	336
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	—	—
Owner occupied	103,480	—	—	—	—	—	—
Consumer	319,307	5,215	4,464	4,558	57	751	833
Total	$6,042,304	$25,459	$7,867	$8,381	$761	$17,592	$27,228

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(in thousands)
Commercial business:
Secured	$2,257,168	$5,524	$690	$718	$321	$4,834	$6,455
Unsecured	94,948	—	—	—	—	—	—
Real estate:
One-to-four family residential	172,150	1,286	314	339	314	972	1,397
Commercial and multifamily residential:
Commercial land	213,158	—	—	—	—	—	—
Income property	1,308,673	2,106	—	—	—	2,106	2,311
Owner occupied	940,261	6,055	—	—	—	6,055	8,528
Real estate construction:
One-to-four family residential
Land and acquisition	14,283	467	—	—	—	467	490
Residential construction	119,813	562	335	335	3	227	227
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	—	—
Owner occupied	81,671	—	—	—	—	—	—
Consumer	332,282	80	15	15	15	65	139
Total	$5,618,041	$16,080	$1,354	$1,407	$653	$14,726	$19,547

The following table provides additional information on impaired loans for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business
Secured	$9,368	$79	$7,987	$84	$7,345	$36
Unsecured	—	—	—	—	19	1
Real estate:
One-to-four family residential	743	10	2,848	47	2,094	49
Commercial & multifamily residential
Commercial land	425	—	94	—	82	—
Income property	2,492	26	2,913	36	6,782	270
Owner occupied	5,084	—	7,052	26	9,472	956
Real estate construction:
One-to-four family residential
Land and acquisition	199	—	641	5	694	6
Residential construction	472	—	648	—	—	—
Consumer	2,710	122	189	4	147	9
Total	$21,493	$237	$22,372	$202	$26,635	$1,327
The following is an analysis of loans classified as troubled debt restructurings (“TDR”) for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	9	$2,131	$2,131	5	$3,724	$3,706	4	$759	$759
Real estate:
One-to-four family residential	3	203	203	1	30	30	2	494	494
Commercial and multifamily residential:
Income property	—	—	—	—	—	—	1	143	126
Owner occupied	1	250	250	—	—	—	1	1,496	1,496
Consumer	41	5,095	5,093	1	54	54	—	—	—
Total	54	$7,679	$7,677	7	$3,808	$3,790	8	$2,892	$2,875

The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had $508 thousand of commitments to lend additional funds on loans classified as TDR as of December 31, 2016, but no similar commitments at 2015. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings summarized in the table above largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the years ended December 31, 2016, 2015, and 2014.
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

The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Commercial business	$21,606	$38,784
Real estate:
One-to-four family residential	20,643	27,195
Commercial and multifamily residential	94,795	106,308
Total real estate	115,438	133,503
Real estate construction:
One-to-four family residential	832	2,326
Commercial and multifamily residential	1,726	1,834
Total real estate construction	2,558	4,160
Consumer	17,649	20,903
Subtotal of purchased credit impaired loans	157,251	197,350
Less:
Valuation discount resulting from acquisition accounting	11,591	16,444
Allowance for loan losses	10,515	13,726
PCI loans, net of valuation discounts and allowance for loan losses	$135,145	$167,180
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$58,981	$73,849	$103,907
Accretion	(16,266)	(21,919)	(36,066)
Disposals	(148)	(1,681)	(3,386)
Reclassifications from nonaccretable difference	2,624	8,732	9,394
Balance at end of period	$45,191	$58,981	$73,849
The Company did not acquire any loans accounted for under ASC 310-30 during 2016 or 2015.

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the twelve month periods ended December 31, 2016 and December 31, 2015.

The following tables show a detailed analysis of the allowance for loans for the years ended December 31, 2016, 2015 and 2014:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(9,993)	$2,483	$11,239	$36,050	$664	$35,386
Unsecured	1,299	(75)	162	(426)	960	—	960
Real estate:
One-to-four family residential	916	(35)	171	(453)	599	12	587
Commercial and multifamily residential:
Commercial land	1,178	(26)	2	643	1,797	—	1,797
Income property	6,616	—	966	(240)	7,342	27	7,315
Owner occupied	5,550	(63)	434	518	6,439	—	6,439
Real estate construction:
One-to-four family residential:
Land and acquisition	339	(88)	57	8	316	1	315
Residential construction	733	—	234	(298)	669	—	669
Commercial and multifamily residential:
Income property	388	—	109	(93)	404	—	404
Owner occupied	1,006	—	—	186	1,192	—	1,192
Consumer	3,531	(1,238)	933	308	3,534	57	3,477
Purchased credit impaired	13,726	(9,944)	7,004	(271)	10,515	—	10,515
Unallocated	569	—	—	(343)	226	—	226
Total	$68,172	$(21,462)	$12,555	$10,778	$70,043	$761	$69,282

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(7,486)	$2,069	$11,815	$32,321	$321	$32,000
Unsecured	927	(780)	267	885	1,299	—	1,299
Real estate:
One-to-four family residential	2,281	(376)	307	(1,296)	916	314	602
Commercial and multifamily residential:
Commercial land	799	—	291	88	1,178	—	1,178
Income property	9,159	(390)	3,568	(5,721)	6,616	—	6,616
Owner occupied	5,007	(115)	116	542	5,550	—	5,550
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	103	(961)	339	—	339
Residential construction	1,860	—	90	(1,217)	733	3	730
Commercial and multifamily residential:
Income property	622	—	8	(242)	388	—	388
Owner occupied	434	—	—	572	1,006	—	1,006
Consumer	3,180	(2,066)	931	1,486	3,531	15	3,516
Purchased credit impaired	16,336	(13,854)	7,329	3,915	13,726	—	13,726
Unallocated	1,844	—	—	(1,275)	569	—	569
Total	$69,569	$(25,067)	$15,079	$8,591	$68,172	$653	$67,519

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2014	(in thousands)
Commercial business:
Secured	$31,027	$(4,159)	$2,637	$(3,582)	$25,923	$25	$25,898
Unsecured	696	(130)	370	(9)	927	2	925
Real estate:
One-to-four family residential	1,252	(230)	159	1,100	2,281	120	2,161
Commercial and multifamily residential:
Commercial land	489	(29)	70	269	799	—	799
Income property	9,234	(1,934)	819	1,040	9,159	—	9,159
Owner occupied	3,605	(1,030)	51	2,381	5,007	27	4,980
Real estate construction:
One-to-four family residential:
Land and acquisition	610	—	740	(153)	1,197	67	1,130
Residential construction	822	—	1,190	(152)	1,860	—	1,860
Commercial and multifamily residential:
Income property	285	—	—	337	622	—	622
Owner occupied	58	—	—	376	434	—	434
Consumer	2,547	(2,774)	1,353	2,054	3,180	—	3,180
Purchased credit impaired	20,174	(14,436)	7,721	2,877	16,336	—	16,336
Unallocated	1,655	—	—	189	1,844	—	1,844
Total	$72,454	$(24,722)	$15,110	$6,727	$69,569	$241	$69,328
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$2,930	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	(225)	275	150
Ending balance	$2,705	$2,930	$2,655
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$2,289,307	$65,846	$96,437	$—	$—	$2,451,590
Unsecured	93,721	800	216	—	—	94,737
Real estate:
One-to-four family residential	164,797	395	2,740	—	—	167,932
Commercial and multifamily residential:
Commercial land	263,195	3,228	4,391	—	—	270,814
Income property	1,341,978	17,902	9,866	—	—	1,369,746
Owner occupied	1,027,019	6,608	26,351	—	—	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,541	—	15	—	—	11,556
Residential construction	108,941	—	688	—	—	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	103,779
Owner occupied	98,948	88	4,444	—	—	103,480
Consumer	317,728	—	6,794	—	—	324,522
Total	$5,820,954	$94,867	$151,942	$—	$—	6,067,763
Less:
Allowance for loan losses						59,528
Loans, excluding PCI loans, net						$6,008,235

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$2,146,729	$59,746	$56,217	$—	$—	$2,262,692
Unsecured	93,347	278	1,323	—	—	94,948
Real estate:
One-to-four family residential	171,945	52	1,439	—	—	173,436
Commercial and multifamily residential:
Commercial land	207,768	4,966	424	—	—	213,158
Income property	1,296,043	5,889	8,847	—	—	1,310,779
Owner occupied	918,986	9,668	17,662	—	—	946,316
Real estate construction:
One-to-four family residential:
Land and acquisition	14,388	—	362	—	—	14,750
Residential construction	119,243	—	1,132	—	—	120,375
Commercial and multifamily residential:
Income property	83,634	—	—	—	—	83,634
Owner occupied	81,270	—	401	—	—	81,671
Consumer	328,286	—	4,076	—	—	332,362
Total	$5,461,639	$80,599	$91,883	$—	$—	5,634,121
Less:
Allowance for loan losses						54,446
Loans, excluding PCI loans, net						$5,579,675

The following is an analysis of the credit quality of our PCI loan portfolio as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$18,824	$92	$1,954	$—	$—	$20,870
Unsecured	736	—	—	—	—	736
Real estate:
One-to-four family residential	19,293	—	1,350	—	—	20,643
Commercial and multifamily residential:
Commercial land	7,333	—	213	—	—	7,546
Income property	31,042	—	1,678	—	—	32,720
Owner occupied	53,623	—	906	—	—	54,529
Real estate construction:
One-to-four family residential:
Land and acquisition	744	—	88	—	—	832
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	1,217	—	—	—	—	1,217
Owner occupied	509	—	—	—	—	509
Consumer	17,202	—	447	—	—	17,649
Total	$150,523	$92	$6,636	$—	$—	157,251
Less:
Valuation discount resulting from acquisition accounting						11,591
Allowance for loan losses						10,515
PCI loans, net						$135,145

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(in thousands)
PCI loans:
Commercial business:
Secured	$31,468	$101	$5,995	$—	$—	$37,564
Unsecured	1,218	—	2	—	—	1,220
Real estate:
One-to-four family residential	25,018	—	2,177	—	—	27,195
Commercial and multifamily residential:
Commercial land	8,234	—	664	—	—	8,898
Income property	36,426	—	5,916	—	—	42,342
Owner occupied	53,071	261	1,736	—	—	55,068
Real estate construction:
One-to-four family residential:
Land and acquisition	1,086	—	479	—	—	1,565
Residential construction	427	—	334	—	—	761
Commercial and multifamily residential:
Income property	1,303	—	—	—	—	1,303
Owner occupied	531	—	—	—	—	531
Consumer	20,122	—	781	—	—	20,903
Total	$178,904	$362	$18,084	$—	$—	197,350
Less:
Valuation discount resulting from acquisition accounting						16,444
Allowance for loan losses						13,726
PCI loans, net						$167,180

7.	Other Real Estate Owned
The following table sets forth activity in OREO for the period:

	December 31, 2016	December 31, 2015
	(in thousands)
Balance, beginning of period	$13,738	$22,190
Transfers in	1,047	8,688
Valuation adjustments	(860)	(1,986)
Proceeds from sale of OREO property	(8,158)	(19,292)
Gain on sale of OREO, net	231	4,138
Balance, end of period	$5,998	$13,738
At December 31, 2016, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $499 thousand and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $622 thousand.
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
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of December 31, 2016 and 2015, the net present value of the Bank’s estimated clawback liability is $5.4 million and $5.2 million, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.
At December 31, 2016 and 2015, the FDIC loss-sharing asset is comprised of an FDIC indemnification asset of $2.7 million and $6.0 million, respectively, and an FDIC receivable of $794 thousand and $605 thousand, respectively. The indemnification represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents the reimbursable amounts from the FDIC that have not yet been received.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the years ending December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Balance at beginning of period	$6,568	$15,174
Adjustments not reflected in income:
Cash paid to (received from) the FDIC, net	705	(2,794)
FDIC reimbursable recoveries, net	(1,153)	(1,802)
Adjustments reflected in income:
Amortization, net	(2,829)	(6,184)
Loan impairment	301	2,268
Sale of other real estate	148	(1,237)
Valuation adjustments of other real estate	(22)	1,158
Other	(183)	(15)
Balance at end of period	$3,535	$6,568
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, and the non-single family and the single family covered assets as of the date indicated:

	December 31, 2016
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset	$101	$1,866	$1,426	$142	$3,535
Clawback liability	$3,433	$1,269	$—	$731	$5,433
Non-single family covered assets	$57,017	$9,059	$5,066	$12,037	$83,179
Single family covered assets	$6,121	$18,517	$4,420	$1,448	$30,506

Loss-sharing expiration dates:
Non-single family	Expired	Expired	Expired	Expired
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Loss recovery expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Clawback settlement dates	First Quarter 2020	First Quarter 2020	Third Quarter 2021	Third Quarter 2021

9.	Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2016	2015
	(in thousands)
Land	$47,438	$51,446
Buildings	101,196	102,808
Leasehold improvements	19,491	20,604
Furniture and equipment	26,709	28,662
Vehicles	536	587
Computer software	18,657	17,294
Total cost	214,027	221,401
Less accumulated depreciation and amortization	(63,685)	(57,162)
Total	$150,342	$164,239
Total depreciation and amortization expense was $11.8 million, $12.3 million, and $10.9 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

10.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of July 31, 2016 and concluded that there was no impairment. As of December 31, 2016 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the period:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Goodwill, beginning of period	$382,762	$382,537	$343,952
Established through acquisitions and provisional period adjustments (1)	—	225	38,585
Total goodwill, end of period	382,762	382,762	382,537
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	58,598	58,598	47,698
Accumulated amortization, beginning of period	(35,940)	(29,058)	(22,765)
Core deposit intangible, net, beginning of period	22,658	29,540	24,933
Established through acquisitions	—	—	10,900
CDI current period amortization	(5,946)	(6,882)	(6,293)
Total core deposit intangible, end of period	16,712	22,658	29,540
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	17,631	23,577	30,459
Total goodwill and intangible assets, end of period	$400,393	$406,339	$412,996
__________
(1) See Note 2, Business Combinations, for additional information regarding the goodwill related to the acquisition of Intermountain on November 1, 2014.

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2017	$4,913
2018	3,855
2019	2,951
2020	2,048
2021	1,440

11.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2016	2015 (1)
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,944,495	$3,507,358
Interest-bearing demand	985,293	925,909
Money market	1,791,283	1,788,552
Savings	723,667	657,016
Certificates of deposit, less than $250,000 (1)	304,830	359,878
Total core deposits	7,749,568	7,238,713
Certificates of deposit, $250,000 or more (1)	79,424	72,126
Certificates of deposit insured through CDARS®	22,039	26,901
Brokered money market accounts	208,348	100,854
Subtotal	8,059,379	7,438,594
Valuation adjustment resulting from acquisition accounting	36	235
Total deposits	$8,059,415	$7,438,829
_________
(1) Reclassified to conform to the current period’s presentation. The reclassification was limited to changing the threshold for certificates of deposit presented to the current FDIC insurance limit.
Overdrafts of $4.4 million and $1.8 million were reclassified as loan balances at December 31, 2016 and 2015, respectively.
The following table shows the amount and maturity of time deposits:

Years Ending December 31,	(in thousands)
2017	$316,626
2018	48,312
2019	16,922
2020	13,624
2021	10,426
Thereafter	383
Total	$406,293

12.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Des Moines (“FHLB”) to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. At December 31, 2016 FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Over 1 through 5 years	5.66%	$1,000
Due after 10 years	5.37%	5,000
Total		6,000
Valuation adjustment from acquisition accounting		493
Total		$6,493
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
	(dollars in thousands)
Balance at end of year	$6,493	$68,531	$216,568
Average balance during the year	$79,673	$70,678	$44,876
Maximum month-end balance during the year	$250,515	$242,556	$216,568
Weighted average rate during the year	0.80%	0.68%	0.74%
Weighted average rate at December 31	5.42%	0.79%	0.41%
FHLB advances are collateralized by the following:

	December 31,
	2016	2015
	(in thousands)
Recorded value of blanket pledge on loans receivable	$1,510,514	$1,399,201
Total	$1,510,514	$1,399,201
FHLB borrowing capacity	$1,502,284	$1,328,971
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
The following table shows amounts pledged to the Federal Reserve Bank:

	December 31,
	2016	2015
	(in thousands)
Fair value of investment securities	$32,795	$47,516
Recorded value of pledged commercial loans	28,212	37,912
Total	$61,007	$85,428
Federal Reserve Bank borrowing capacity	$61,007	$85,428

13.	Securities Sold Under Agreements to Repurchase
Securities Sold Under Agreements to Repurchase - Term
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2016 and 2015, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.8 million at December 31, 2016 were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement in 2018, the pledged securities will be returned to the Company.
Securities Sold Under Agreements to Repurchase - Sweep
These sweep repurchase agreements are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Financial Statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the Consolidated Financial Statements. These agreements had a balance of $55.8 million and a weighted average interest rate of 0.11% at December 31, 2016. All of these repurchase agreements in existence at December 31, 2016 mature on a daily basis. Securities available for sale with a carrying amount of $77.7 million at December 31, 2016 were pledged as collateral for the sweep repurchase agreement borrowings.
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
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2016 and 2015 was $309.3 million and $264.4 million, respectively. During 2016 and 2015 respective mark-to-market gains of $16 thousand and $11 thousand were recorded to “Other noninterest expense.” During 2014 there was a mark-to-market loss of $51 thousand recorded to “Other noninterest expense.”

The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2016 and 2015:

	Asset Derivatives				Liability Derivatives
	2016		2015		2016		2015
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$9,012	Other assets	$12,438	Other liabilities	$9,036	Other liabilities	$12,478
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
December 31, 2016	(in thousands)
Assets
Interest rate contracts	$9,012	$—	$9,012	$—	$9,012
Liabilities
Interest rate contracts	$9,036	$—	$9,036	$(9,036)	$—
Repurchase agreements	$80,822	$—	$80,822	$(80,822)	$—

December 31, 2015
Assets
Interest rate contracts	$12,438	$—	$12,438	$—	$12,438
Liabilities
Interest rate contracts	$12,478	$—	$12,478	$(12,478)	$—
Repurchase agreements	$99,699	$—	$99,699	$(99,699)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2016	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$55,822	$—	$—	$25,000	$80,822
Gross amount of recognized liabilities for repurchase agreements					80,822
Amounts related to agreements not included in offsetting disclosure					$—
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
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits Columbia Bank employees who are at least 18 years of age to contribute up to 75% of their eligible compensation to the 401(k) Plan starting on the first day of the month following their hire date. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $2.4 million during 2016, $2.3 million during 2015, and $2.0 million during 2014, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $5.1 million during 2016, $5.2 million during 2015 and $4.4 million during 2014.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 50,116 shares for $1.8 million in 2016, 42,134 shares for $1.2 million in 2015 and 34,168 shares for $904 thousand in 2014. At December 31, 2016 there were 449,494 shares available for purchase under the ESP Plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 10 year period and provide a fixed annual benefit over the subsequent 10 year period. At December 31, 2016 and 2015 the liability associated with these plans was $4.8 million and $4.9 million, respectively. Expense associated with these plans for the years ended December 31, 2016, 2015 and 2014 was $467 thousand, $859 thousand and $588 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using “RP-2014 Adjusted to 2006 Total Dataset Mortality Table with Scale MP-2016 projected to 2027” for the mortality assumptions and discount rate of 4.09% for 2016 and 4.26% for 2015. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in “Other liabilities” on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$25,544	$16,541
Change in actuarial loss	62	4,874
Plan amendments	—	2,617
Benefit expense	2,201	2,491
Benefit payments	(1,544)	(979)
Balance at end of year	$26,263	$25,544
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2017	$1,014
2018	1,510
2019	1,549
2020	2,569
2021	2,705
2022 through 2026	9,915
Total	$19,262

17.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2017 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2016, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2017	$8,891
2018	8,184
2019	7,355
2020	6,514
2021	5,138
Thereafter	13,474
Total minimum payments	$49,556
Total rental expense on buildings and equipment, net of rental income of $992 thousand, $1.1 million and $756 thousand, was $8.7 million, $7.4 million and $8.3 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
Sale-leaseback transaction: On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The lease term is through July 2026, with monthly payments of approximately $12 thousand. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At December 31, 2016, the deferred gain was $713 thousand and is included in “Other liabilities” on the Consolidated Balance Sheets.
Exit or disposal activities: As part of ongoing evaluations of facilities owned or leased by the Company for ongoing economic benefit, a decision was made to cease using one of our Idaho branch locations during the current year. As a result, in addition to recording a cease-use liability of $849 thousand in the current year, the Company also made a change in estimate for the useful lives of the fixed assets associated with this facility. The total expense related to the exit activity for the year ended December 31, 2016 was $883 thousand, which was recorded in the noninterest expense line item "Occupancy" in the Consolidated Statements of Income.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2016 and 2015, the Company’s loan commitments amounted to $2.17 billion and $1.93 billion, respectively. Standby letters of credit were $49.7 million and $38.7 million at December 31, 2016 and 2015, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $3.4 million and $5.0 million at December 31, 2016 and 2015, respectively.
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
Dividends. On January 28, 2016, the Company declared a quarterly cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, both payable on February 24, 2016 to shareholders of record as of the close of business on February 10, 2016.
On April 27, 2016 the Company declared a quarterly cash dividend of $0.19 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.18 per common share and common share equivalent for holders of preferred stock, both payable on May 25, 2016 to shareholders of record at the close of business on May 11, 2016.
On July 28, 2016 the Company declared a quarterly cash dividend of $0.20 per common share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.19 per common share and common share equivalent for holders of preferred stock, both payable on August 24, 2016 to shareholders of record at the close of business on August 10, 2016.
On October 27, 2016 the Company declared a quarterly cash dividend of $0.20 per share and common share equivalent for holders of preferred stock, and a special cash dividend of $0.19 per common share and common share equivalent for holders of preferred stock, both payable on November 23, 2016 to shareholders of record at the close of business on November 9, 2016.
Subsequent to year end, on January 26, 2017 the Company declared a quarterly cash dividend of $0.22 per share payable on February 22, 2017, to shareholders of record at the close of business on February 8, 2017.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

19. Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2016, 2015 and 2014:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Year Ended December 31, 2016	(in thousands)
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive loss before reclassifications	(12,338)	(39)	(12,377)
Amounts reclassified from accumulated other comprehensive income (2)	(752)	425	(327)
Net current-period other comprehensive income (loss)	(13,090)	386	(12,704)
Ending balance	$(12,704)	$(6,295)	$(18,999)
Year Ended December 31, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive loss before reclassifications	(6,069)	(5,054)	(11,123)
Amounts reclassified from accumulated other comprehensive income (2)	(1,007)	214	(793)
Net current-period other comprehensive loss	(7,076)	(4,840)	(11,916)
Ending balance	$386	$(6,681)	$(6,295)
Year Ended December 31, 2014
Beginning balance	$(10,108)	$(1,936)	$(12,044)
Other comprehensive income before reclassifications	17,922	—	17,922
Amounts reclassified from accumulated other comprehensive income (2)	(352)	95	(257)
Net current-period other comprehensive income	17,570	95	17,665
Ending balance	$7,462	$(1,841)	$5,621
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.
The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$1,181	$1,581	$552	Investment securities gains, net
	1,181	1,581	552	Total before tax
	(429)	(574)	(200)	Income tax provision
	$752	$1,007	$352	Net of tax

Amortization of pension plan liability actuarial losses	$(668)	$(336)	$(149)	Compensation and employee benefits
	(668)	(336)	(149)	Total before tax
	243	122	54	Income tax benefit
	$(425)	$(214)	$(95)	Net of tax

20.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2016 and 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2016	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,465,732	$—	$1,465,732	$—
State and municipal securities	475,060	—	475,060	—
U.S. government agency and government-sponsored enterprise securities	331,902	—	331,902	—
U.S. government securities	800	800	—	—
Other securities	5,083	—	5,083	—
Total securities available for sale	$2,278,577	$800	$2,277,777	$—
Other assets (Interest rate contracts)	$9,012	$—	$9,012	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,036	$—	$9,036	$—

	Fair value at December 31, 2015	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,286,489	$—	$1,286,489	$—
State and municipal debt securities	492,169	—	492,169	—
U.S. government agency and government-sponsored enterprise securities	353,782	—	353,782	—
U.S. government securities	20,137	20,137	—	—
Other securities	5,117	—	5,117	—
Total securities available for sale	$2,157,694	$20,137	$2,137,557	$—
Other assets (Interest rate contracts)	$12,438	$—	$12,438	$—
Liabilities
Other liabilities (Interest rate contracts)	$12,478	$—	$12,478	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the years ended December 31, 2016 and 2015. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2016 and 2015:

	Fair value at December 31, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$3,787	$—	$—	$3,787	$5,413
OREO	4,388	—	—	4,388	332
	$8,175	$—	$—	$8,175	$5,745

	Fair value at December 31, 2015	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2015
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$758	$—	$—	$758	$653
OREO	4,524	—	—	4,524	949
	$5,282	$—	$—	$5,282	$1,602
The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the “Allowance for loan and lease losses”. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent changes in any valuation allowances from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2016 and 2015, along with the valuation techniques used, are shown in the following tables:

	Fair value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$2,248	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other	$1,539	Discounted Cash Flow	Discount Rate	4.50% - 6.50% (5.26%)
OREO	$4,388	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

(3) Collateral consists of accounts receivable, inventory, equipment, and real property.

	Fair value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - real estate collateral	$380	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
Impaired loans - other collateral (3)	$378	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
OREO	$4,524	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2016 or 2015 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2016 (Level 3).
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset is estimated based on discounting the expected future cash flows using an estimated market rate (Level 3).
Interest rate contracts—Interest rate contracts are valued in discounted cash flow models, which use readily observable market parameters as their basis (Level 2).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,038	$193,038	$193,038	$—	$—
Interest-earning deposits with banks	31,200	31,200	31,200	—	—
Securities available for sale	2,278,577	2,278,577	800	2,277,777	—
FHLB stock	10,240	10,240	—	10,240	—
Loans held for sale	5,846	5,846	—	5,846	—
Loans	6,143,380	6,040,439	—	—	6,040,439
FDIC loss-sharing asset	3,535	867	—	—	867
Interest rate contracts	9,012	9,012	—	9,012	—
Liabilities
Deposits	$8,059,415	$8,055,168	$7,653,122	$402,046	$—
FHLB advances	6,493	7,070	—	7,070	—
Repurchase agreements	80,822	81,131	—	81,131	—
Interest rate contracts	9,036	9,036	—	9,036	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$166,929	$166,929	$166,929	$—	$—
Interest-earning deposits with banks	8,373	8,373	8,373	—	—
Securities available for sale	2,157,694	2,157,694	20,137	2,137,557	—
FHLB stock	12,722	12,722	—	12,722	—
Loans held for sale	4,509	4,509	—	4,509	—
Loans	5,746,855	5,752,423	—	—	5,752,423
FDIC loss-sharing asset	6,568	921	—	—	921
Interest rate contracts	12,438	12,438	—	12,438	—
Liabilities
Deposits	$7,438,829	$7,434,787	$6,979,924	$454,863	$—
FHLB advances	68,531	69,176	—	69,176	—
Repurchase agreements	99,699	100,346	—	100,346	—
Interest rate contracts	12,478	12,478	—	12,478	—

21.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands except per share)
Basic EPS:
Net income	$104,866	$98,827	$81,574
Less: Earnings allocated to participating securities
Preferred shares	185	175	157
Nonvested restricted shares	1,371	1,075	780
Earnings allocated to common shareholders	$103,310	$97,577	$80,637
Weighted average common shares outstanding	57,184	57,019	52,618
Basic earnings per common share	$1.81	$1.71	$1.53
Diluted EPS:
Earnings allocated to common shareholders (1)	$103,310	$97,577	$80,640
Weighted average common shares outstanding	57,184	57,019	52,618
Dilutive effect of equity awards and warrants	9	13	565
Weighted average diluted common shares outstanding	57,193	57,032	53,183
Diluted earnings per common share	$1.81	$1.71	$1.52
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	19	37	64
___________

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

22.	Share-Based Payments
At December 31, 2016, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 1,800,000 shares.
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

A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2016, 2015 and 2014 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	410,598	$20.79
Granted	246,068	$25.97
Vested	(108,371)	$21.45
Forfeited	(28,510)	$21.92
Nonvested at December 31, 2014	519,785	$23.03
Granted	306,007	$28.57
Vested	(131,775)	$21.55
Forfeited	(28,315)	$24.79
Nonvested at December 31, 2015	665,702	$25.80
Granted	335,593	$28.40
Vested	(153,235)	$23.80
Forfeited	(29,305)	$27.13
Nonvested at December 31, 2016	818,755	$25.81
As of December 31, 2016, there was $12.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2016, 2015, and 2014 was $3.6 million, $2.8 million, and $2.3 million, respectively.
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
A summary of option activity under the Plan as of December 31, 2016, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2015	44,686	$57.26
Forfeited	(1,323)	$41.56
Expired	(11,376)	$117.95
Exercised	(8,558)	$9.91
Balance at December 31, 2016	23,429	$45.98	1.6	$300
Vested or expected to vest at December 31, 2016	23,429	$45.98	1.6	$300
Total Exercisable at December 31, 2016	23,429	$45.98	1.6	$300

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $232 thousand, $85 thousand, and $138 thousand, respectively. There were no options granted during the years ended December 31, 2016, 2015, and 2014 . There were no options that vested during the years ended December 2016, 2015, and 2014.
As of December 31, 2016, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$0.00 - $9.99	8,414	2.3	$9.91	8,414	$9.91
$10.00 - $19.99	221	3.5	$11.29	221	$11.29
$40.00 - $49.99	349	1.5	$44.49	349	$44.49
$50.00 - $136.93	14,445	1.1	$67.55	14,445	$67.55
	23,429	1.6	$45.98	23,429	$45.98
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2016, 2015 and 2014, the Company recognized pre-tax share-based compensation expense of $5.0 million, $4.1 million and $2.9 million, respectively.

23.	Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current tax expense	$43,069	$36,426	$21,565
Deferred tax expense	1,846	6,367	14,646
Total	$44,915	$42,793	$36,211

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015 (1)
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$26,638	$26,024
Deferred compensation (1)	16,232	14,716
Stock options and restricted stock	1,922	1,423
OREO	111	813
Nonaccrual interest	320	69
Purchase accounting	2,613	9,457
Unrealized loss on investment securities (1)	7,492	—
Net operating losses and credit carryforwards	8,597	11,467
Depreciation	1,059	—
Other	851	180
Total deferred tax assets	65,835	64,149
Deferred tax liabilities:
Asset purchase tax basis difference	(9,037)	(9,058)
FHLB stock dividends	(1,232)	(1,232)
Deferred loan fees	(5,126)	(5,202)
Unrealized gain on investment securities (1)	—	(30)
Depreciation	—	(3,730)
Other	(155)	—
Total deferred tax liabilities	(15,550)	(19,252)
Net deferred tax asset	$50,285	$44,897
__________
(1) Reclassified to conform to the current period’s presentation.
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$52,424	35%	$49,567	35%	$41,225	35%
Reduction resulting from:
Tax exempt instruments	(7,433)	(5)%	(6,761)	(5)%	(5,328)	(5)%
Life insurance proceeds	(1,680)	(1)%	(1,554)	(1)%	(1,352)	(1)%
Acquisition costs	—	—%	—	—%	448	—%
Other, net	1,604	1%	1,541	1%	1,218	2%
Income tax provision	$44,915	30%	$42,793	30%	$36,211	31%
As of December 31, 2016 and 2015, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2016 and 2015. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $18.4 million, $27.6 million and $170 thousand, respectively, which begin to expire in 2024 and federal and Oregon credit carryforwards of $404 thousand and $560 thousand, respectively. Federal credit carryforwards are related to alternative minimum taxes and have no expiration while the Oregon credit carryforwards begin to expire in 2017. The amount of carryforwards that may be utilized annually is limited under Sections 382 and 383 as a result of changes in control. Management believes that these carryforwards will be used in the normal course of business, and as such, has not recorded a valuation allowance.

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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At December 31, 2016, the capital conservation buffer for the Company and the Bank was 4.6347% and 4.4756%, respectively. As such, we believe that, as of December 31, 2016, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. To qualify as “well-capitalized,” banks must have a CET1 risk-adjusted capital ratio of 6.5%, a Tier I risk-adjusted capital ratio of at least 8%, a total risk-adjusted capital ratio of at least 10% and a leverage ratio of at least 5%. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities.
As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.

The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2016
CET1 Capital (to risk-weighted assets):
The Company	$873,217	11.6450%	$337,439	4.5%	N/A	N/A
Columbia Bank	$862,381	11.5051%	$337,304	4.5%	$487,217	6.5%
Tier 1 Capital (to risk-weighted assets):
The Company	$874,688	11.6646%	$449,919	6.0%	N/A	N/A
Columbia Bank	$862,381	11.5051%	$449,739	6.0%	$599,652	8.0%
Total Capital (to risk-weighted assets):
The Company	$947,436	12.6347%	$599,892	8.0%	N/A	N/A
Columbia Bank	$935,129	12.4756%	$599,652	8.0%	$749,565	10.0%
Tier 1 Capital Leverage (to average assets):
The Company	$874,688	9.5526%	$366,263	4.0%	N/A	N/A
Columbia Bank	$862,381	9.4275%	$365,902	4.0%	$457,378	5.0%
As of December 31, 2015
CET1 Capital (to risk-weighted assets):
The Company	852,731	11.94%	321,370	4.5%	N/A	N/A
Columbia Bank	839,127	11.76%	321,168	4.5%	463,909	6.5%
Tier 1 Capital (to risk-weighted assets):
The Company	$853,182	11.95%	$428,493	6.0%	N/A	N/A
Columbia Bank	$839,127	11.76%	$428,223	6.0%	$570,965	8.0%
Total Capital (to risk-weighted assets):
The Company	$924,284	12.94%	$571,324	8.0%	N/A	N/A
Columbia Bank	$910,229	12.75%	$570,965	8.0%	$713,706	10.0%
Tier 1 Capital Leverage (to average assets):
The Company	$853,182	10.03%	$340,420	4.0%	N/A	N/A
Columbia Bank	$839,127	9.89%	$339,405	4.0%	$424,256	5.0%

25.	Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2016	2015
	(in thousands)
Assets
Cash and due from banking subsidiary	$1,718	$3,429
Interest-earning deposits	729	560
Total cash and cash equivalents	2,447	3,989
Investment in banking subsidiary	1,238,712	1,228,070
Investment in other subsidiaries	4,978	5,567
Other assets	5,146	4,833
Total assets	$1,251,283	$1,242,459
Liabilities and Shareholders’ Equity
Other liabilities	$271	$331
Total liabilities	271	331
Shareholders’ equity	1,251,012	1,242,128
Total liabilities and shareholders’ equity	$1,251,283	$1,242,459
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Income
Dividend from banking subsidiary	$83,500	$67,000	$16,200
Interest-earning deposits	4	5	25
Other income	8	92	10
Total income	83,512	67,097	16,235
Expense
Compensation and employee benefits	543	618	530
Other borrowings	—	5	83
Other expense	1,608	1,368	1,433
Total expenses	2,151	1,991	2,046
Income before income tax benefit and equity in undistributed earnings of subsidiaries	81,361	65,106	14,189
Income tax benefit	(748)	(663)	(704)
Income before equity in undistributed earnings of subsidiaries	82,109	65,769	14,893
Equity in undistributed earnings of subsidiaries	22,757	33,058	66,681
Net income	$104,866	$98,827	$81,574

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities
Net income	$104,866	$98,827	$81,574
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(22,757)	(33,058)	(66,681)
Stock-based compensation expense	5,009	4,090	2,859
Net changes in other assets and liabilities	(394)	(3,170)	(403)
Net cash provided by operating activities	86,724	66,689	17,349
Investing Activities
Net cash acquired in business combinations	—	—	10,277
Net cash provided by investing activities	—	—	10,277
Financing Activities
Preferred stock dividends	(157)	(137)	(96)
Common stock dividends	(88,677)	(77,263)	(49,494)
Repayment of other borrowings	—	(8,248)	(14,636)
Exercise of warrants	—	—	5,000
Purchase and retirement of common stock	(1,125)	(906)	(622)
Proceeds from exercise of stock options	1,349	1,258	929
Excess tax benefit associated with share-based compensation	344	—	205
Net cash used in financing activities	(88,266)	(85,296)	(58,714)
Decrease in cash and cash equivalents	(1,542)	(18,607)	(31,088)
Cash and cash equivalents at beginning of year	3,989	22,596	53,684
Cash and cash equivalents at end of year	$2,447	$3,989	$22,596

26.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized as follows:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2016
Total interest income	$86,734	$86,758	$83,303	$81,174	$337,969
Total interest expense	997	1,186	1,163	1,004	4,350
Net interest income	85,737	85,572	82,140	80,170	333,619
Provision for loan and lease losses	18	1,866	3,640	5,254	10,778
Noninterest income	22,330	23,166	21,940	20,646	88,082
Noninterest expense	65,014	67,264	63,790	65,074	261,142
Income before income taxes	43,035	39,608	36,650	30,488	149,781
Provision for income taxes	12,317	12,124	11,245	9,229	44,915
Net income	$30,718	$27,484	$25,405	$21,259	$104,866
Per common share (1)
Earnings (basic)	$0.53	$0.47	$0.44	$0.37	$1.81
Earnings (diluted)	$0.53	$0.47	$0.44	$0.37	$1.81
2015
Total interest income	$82,769	$82,665	$82,040	$81,417	$328,891
Total interest expense	950	971	1,030	1,053	4,004
Net interest income	81,819	81,694	81,010	80,364	324,887
Provision for loan and lease losses	2,349	2,831	2,202	1,209	8,591
Noninterest income	24,745	22,499	21,462	22,767	91,473
Noninterest expense	66,877	64,067	68,471	66,734	266,149
Income before income taxes	37,338	37,295	31,799	35,188	141,620
Provision for income taxes	10,598	11,515	9,853	10,827	42,793
Net income	$26,740	$25,780	$21,946	$24,361	$98,827
Per common share (1)
Earnings (basic)	$0.46	$0.45	$0.38	$0.42	$1.71
Earnings (diluted)	$0.46	$0.45	$0.38	$0.42	$1.71
 __________
(1) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

27.	Subsequent Events
On January 9, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pacific Continental Corporation, an Oregon corporation whose wholly-owned banking subsidiary is Pacific Continental Bank. Per the terms of the Merger Agreement, Pacific Continental shareholders will have the right to receive, in respect of each share of common stock of Pacific Continental, a number of common shares of Columbia equal to the exchange ratio of 0.6430, subject to any adjustments set forth in the Merger Agreement. The merger transaction is valued at approximately $644.1 million. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Pacific Continental will be required to pay us a termination fee of $18.75 million.
On January 12, 2017, all outstanding shares of Series B Preferred Stock were converted to Company common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Columbia Banking System, Inc.
Tacoma, Washington
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2017

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2017 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2016 fiscal year and is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2017.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
Executive Vice President and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2017.

Principal Executive Officer:

By:	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
Executive Vice President and Interim Chief Executive Officer

Principal Financial Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer
Hadley S. Robbins, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2017 as attorney in fact for the following directors who constitute a majority of the board of directors.

[David A. Dietzler]	[Thomas M. Hulbert]
[Craig D. Eerkes]	[Michelle M. Lantow]
[Ford Elsaesser]	[S. Mae Fujita Numata]
[Mark A. Finkelstein]	[Elizabeth W. Seaton]
[John P. Folsom]	[William T. Weyerhaeuser]

/s/ HADLEY S. ROBBINS
Hadley S. Robbins
Attorney-in-fact

February 28, 2017

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

10.38*	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective February 27, 2015 (15)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.39*	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (15)

10.40*	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel (25)

10.41*	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated October 30, 2015 by and between Columbia State Bank and Melanie J. Dressel (25)

10.42*	Change in Control Agreement between the Bank and Kumi Baruffi dated September 1, 2014 (26)

10.43*	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (27)

10.44*	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (27)

12+	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (28)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

__________

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013
(4)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(5)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(6)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(7)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(8)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(10)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(11)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(13)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 19, 2009
(14)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(15)	Incorporated by reference to Exhibits 10.1-10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(16)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(17)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(18)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(19)	Incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(20)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013
(21)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(22)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(24)	Incorporated by reference to Exhibits 10.33 and 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014
(25)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
(26)	Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015
(27)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016
(28)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
* Management contract or compensatory plan or arrangement
+ Filed herewith